Form 10-Q
period 1994-03-31
WASHINGTON WATER POWER CO
filed 1994-05-13
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                   FORM 10-Q

    (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-3701
                                                ------

                       THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Washington                                            91-0462470
- - -------------------------------------------------------       ----------------------------------
           (State or other jurisdiction of                             (I.R.S. Employer
            incorporation or organization)                            Identification No.)

1411 East Mission Avenue, Spokane, Washington                             99202-2600
- - -------------------------------------------------------       ----------------------------------
       (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:                      509-489-0500
                                                              ----------------------------------


                                      None
- - ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]      No  [  ]


At May 1, 1994, 53,250,123 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                      THE WASHINGTON WATER POWER COMPANY


                                     Index


                                                                                             Page No.
                                                                                             --------
Part I.      Financial Information:

                 Item 1.   Financial Statements

                     Consolidated Statements of Income - Three Months Ended
                          March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .       3

                     Consolidated Balance Sheets - March 31, 1994
                          and December 31, 1993 . . . . . . . . . . . . . . . . . . . . .       4

                     Consolidated Statements of Capitalization - March 31, 1994
                          and December 31, 1993 . . . . . . . . . . . . . . . . . . . . .       5

                     Consolidated Statements of Cash Flows - Three Months Ended
                          March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .       6

                     Schedule of Information by Business Segments - Three Months Ended
                          March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .       7

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . .       8

                 Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . .      11


Part II.     Other Information:

                 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .      14

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .      15

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- - ------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                               1994              1993
                                                             ---------         ---------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .     $190,871          $212,978
                                                              --------          --------

OPERATING EXPENSES:
   Operations and maintenance   . . . . . . . . . . . . .       97,968           106,401
   Administrative and general   . . . . . . . . . . . . .       13,511            12,482
   Depreciation and amortization  . . . . . . . . . . . .       14,298            13,993
   Taxes other than income taxes  . . . . . . . . . . . .       13,146            12,692
                                                              --------          --------
      Total operating expenses  . . . . . . . . . . . . .      138,923           145,568
                                                              --------          --------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . .       51,948            67,410
                                                              --------          --------

INTEREST EXPENSE AND (OTHER INCOME):
   Interest expense   . . . . . . . . . . . . . . . . . .       12,322            12,566
   Interest capitalized and AFUCE   . . . . . . . . . . .       (1,390)             (578)
   Other (income) deductions-net  . . . . . . . . . . . .       (1,329)           (1,095)
                                                              --------          --------
      Total interest expense and other income-net   . . .        9,603            10,893
                                                              --------          --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .       42,345            56,517

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .       15,654            20,486
                                                              --------          --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .       26,691            36,031

DEDUCT-Preferred stock dividend requirements  . . . . . .        2,070             2,099
                                                              --------          --------

INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .     $ 24,621          $ 33,932
                                                              ========          ========

Average common shares outstanding (thousands) . . . . . .       52,911            51,071

EARNINGS PER SHARE OF COMMON STOCK  . . . . . . . . . . .        $0.46             $0.66

Dividends paid per common share . . . . . . . . . . . . .        $0.31             $0.31


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
- - ------------------------------------------------------------------------------
Thousands of Dollars

                                                                           March 31,     December 31,
                                                                             1994            1993
                                                                          ----------     ------------
ASSETS:
PROPERTY:
   Utility plant in service-net   . . . . . . . . . . . . . . . . . .     $1,680,715      $1,667,778
   Construction work in progress  . . . . . . . . . . . . . . . . . .         62,601          55,191
                                                                          ----------      ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,743,316       1,722,969
   Less:  Accumulated depreciation and amortization   . . . . . . . .        478,731         468,978
                                                                          ----------      ----------
      Net utility plant   . . . . . . . . . . . . . . . . . . . . . .      1,264,585       1,253,991
                                                                          ----------      ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net   . . . . . . . . . . . . . . . .         93,020          94,383
   Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         90,458          79,376
                                                                          ----------      ----------
      Total other property and investments  . . . . . . . . . . . . .        183,478         173,759
                                                                          ----------      ----------

CURRENT ASSETS:
   Cash and equivalents   . . . . . . . . . . . . . . . . . . . . . .          9,101          11,201
   Short-term investments   . . . . . . . . . . . . . . . . . . . . .         18,113          22,517
   Accounts and notes receivable-net  . . . . . . . . . . . . . . . .         62,340          63,649
   Materials and supplies (average cost)  . . . . . . . . . . . . . .         11,575          10,997
   Fuel stock (average cost)  . . . . . . . . . . . . . . . . . . . .          3,254           4,201
   Natural gas stored   . . . . . . . . . . . . . . . . . . . . . . .          2,044           4,350
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . .          5,153           5,832
                                                                          ----------      ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .        111,580         122,747
                                                                          ----------      ----------

DEFERRED CHARGES:
   Investment in terminated nuclear project-net   . . . . . . . . . .          4,169           4,829
   Regulatory assets for deferred income tax  . . . . . . . . . . . .        176,616         177,786
   Conservation programs  . . . . . . . . . . . . . . . . . . . . . .         56,272          47,612
   Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,323          57,114
                                                                          ----------      ----------
      Total deferred charges  . . . . . . . . . . . . . . . . . . . .        294,380         287,341
                                                                          ----------      ----------

        TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,854,023      $1,837,838
                                                                          ==========      ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)  . . .     $1,409,348      $1,416,608
                                                                          ----------      ----------

CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .         37,312          40,169
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . .         38,940          19,957
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . .         14,400          10,046
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,424          44,548
                                                                          ----------      ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . .        136,076         114,720
                                                                          ----------      ----------

DEFERRED CREDITS:
   Investment tax credits   . . . . . . . . . . . . . . . . . . . . .          2,432           2,456
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .        291,334         288,905
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,751          14,126
                                                                          ----------      ----------
      Total deferred credits  . . . . . . . . . . . . . . . . . . . .        307,517         305,487
                                                                          ----------      ----------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . .          1,082           1,023
                                                                          ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

      TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,854,023      $1,837,838
                                                                          ==========      ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
- - ------------------------------------------------------------------------------
Thousands of Dollars

                                                                           March 31,     December 31,
                                                                             1994            1993
                                                                          ----------     ------------
COMMON EQUITY:
   Common stock, no par value:  100,000,000 shares authorized:
      shares outstanding: 1994-53,139,711; 1993-52,757,545  . . . . .     $  551,412      $  544,609
   Note receivable from employee stock ownership plan   . . . . . . .        (12,644)        (12,756)
   Capital stock expense and other paid in capital  . . . . . . . . .         (9,909)         (9,898)
   Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . .        120,714         112,424
                                                                          ----------      ----------
      Total common equity   . . . . . . . . . . . . . . . . . . . . .        649,573         634,379
                                                                          ----------      ----------

PREFERRED STOCK-CUMULATIVE: (Note 2)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
      Flexible Auction Series J; 500 shares outstanding
         ($100,000 stated value)  . . . . . . . . . . . . . . . . . .         50,000          50,000
                                                                          ----------      ----------
         Total not subject to mandatory redemption  . . . . . . . . .         50,000          50,000
                                                                          ----------      ----------

   Subject to mandatory redemption:
      $8.625, Series I;  500,000 shares outstanding
         ($100 stated value)  . . . . . . . . . . . . . . . . . . . .         50,000          50,000
      $6.95, Series K;  350,000 shares outstanding
         ($100 stated value)  . . . . . . . . . . . . . . . . . . . .         35,000          35,000
                                                                          ----------      ----------
         Total subject to mandatory redemption  . . . . . . . . . . .         85,000          85,000
                                                                          ----------      ----------

LONG-TERM DEBT: (Note 2)
   First Mortgage Bonds:
      4 5/8% due March 1, 1995  . . . . . . . . . . . . . . . . . . .         10,000          10,000
      7 1/8% due December 1, 2013   . . . . . . . . . . . . . . . . .         66,700          66,700
      7 2/5% due December 1, 2016   . . . . . . . . . . . . . . . . .         17,000          17,000
      Secured Medium-Term Notes Series A
         4.72% to 7.54% due 1996 through 2023   . . . . . . . . . . .        225,000         225,000
                                                                          ----------      ----------
         Total first mortgage bonds   . . . . . . . . . . . . . . . .        318,700         318,700
                                                                          ----------      ----------

   Pollution Control Bonds:
      6% Series due 2023  . . . . . . . . . . . . . . . . . . . . . .          4,100           4,100

   Unsecured Medium-Term Notes:
      Series A - 7.94% to 9.58% - maturing 1995 through 2007  . . . .        100,000         100,000
      Series B - 5.50% to 8.55% - maturing 1995 through 2023  . . . .        150,000         150,000
                                                                          ----------      ----------
         Total unsecured medium-term notes  . . . . . . . . . . . . .        250,000         250,000
                                                                          ----------      ----------

   Notes payable (due within one year) and commercial paper
      to be refinanced  . . . . . . . . . . . . . . . . . . . . . . .         41,500          68,001
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,475           6,428
                                                                          ----------      ----------
      Total long-term debt  . . . . . . . . . . . . . . . . . . . . .        624,775         647,229
                                                                          ----------      ----------

TOTAL CAPITALIZATION  . . . . . . . . . . . . . . . . . . . . . . . .     $1,409,348      $1,416,608
                                                                          ==========      ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
- - ------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                              1994            1993
                                                                            --------        --------
OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 26,691        $ 36,031
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
      Depreciation and amortization   . . . . . . . . . . . . . . . .         17,101          15,650
      Investment tax credit adjustments-net   . . . . . . . . . . . .            (24)            (24)
      Provision for deferred income taxes   . . . . . . . . . . . . .          2,294           4,417
      Allowance for equity funds used during construction   . . . . .           (568)           (271)
      Power and natural gas cost deferrals and amortization   . . . .           (357)         (2,283)
      Deferred revenues and other-net   . . . . . . . . . . . . . . .           (439)          3,382
      (Increase) decrease in working capital components:
         Receivables and prepaid expenses-net   . . . . . . . . . . .          1,486             138
         Materials & supplies, fuel stock and natural gas stored  . .          2,646             400
         Payables and other accrued liabilities   . . . . . . . . . .         20,990          27,178
         Other-net  . . . . . . . . . . . . . . . . . . . . . . . . .            235           1,069
                                                                            --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .         70,055          85,687
                                                                            --------        --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) . . . . .        (25,427)        (15,406)
   Other capital requirements   . . . . . . . . . . . . . . . . . . .         (9,466)         (6,192)
   (Increase) decrease in other noncurrent balance sheet items-net  .          2,246          (2,099)
   Assets acquired and investments in subsidiaries (Note 4) . . . . .         (6,133)            174
                                                                            --------        --------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . .        (38,780)        (23,523)
                                                                            --------        --------

FINANCING ACTIVITIES:
   Increase (decrease) in commercial paper, notes payable
     and bank borrowings-net  . . . . . . . . . . . . . . . . . . . .        (26,501)         15,000
   Sale of medium-term notes  . . . . . . . . . . . . . . . . . . . .            -            20,000
   Redemption and maturity of medium-term notes   . . . . . . . . . .            -           (10,000)
   Redemption of mortgage bonds   . . . . . . . . . . . . . . . . . .            -           (50,000)
   Redemption premiums  . . . . . . . . . . . . . . . . . . . . . . .            -            (3,745)
   Sale of common stock - Net of ESOP note receivable . . . . . . . .          4,084           5,237
   Miscellaneous-net  . . . . . . . . . . . . . . . . . . . . . . . .          4,720          (7,866)
                                                                            --------        --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS  . . . . . . . . . . .        (17,697)        (31,374)
      Less cash dividends paid  . . . . . . . . . . . . . . . . . . .        (15,678)        (15,341)
                                                                            --------        --------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . .        (33,375)        (46,715)
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS . . . . . . . . . . .         (2,100)         15,449

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . .         11,201           8,354
                                                                            --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . .       $  9,101        $ 23,803
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,367        $  9,449
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,352        $    639
   Non-cash financing and investing activities  . . . . . . . . . . .       $  2,831        $  2,851


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- - ------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                             1994            1993
                                                                          ----------      ----------
OPERATING REVENUES:
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  124,926      $  149,973
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,489          48,612
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,456          14,393
                                                                          ----------      ----------
      Total operating revenues  . . . . . . . . . . . . . . . . . . .     $  190,871      $  212,978
                                                                          ==========      ==========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
      Power purchased   . . . . . . . . . . . . . . . . . . . . . . .     $   29,903      $   44,953
      Fuel for generation   . . . . . . . . . . . . . . . . . . . . .         11,405          11,377
      Other electric  . . . . . . . . . . . . . . . . . . . . . . . .         15,113          15,418
   Natural gas:
      Natural gas purchased for resale  . . . . . . . . . . . . . . .         30,696          24,208
      Other natural gas   . . . . . . . . . . . . . . . . . . . . . .          3,005           3,254
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,846           7,191
                                                                          ----------      ----------
      Total operations and maintenance expenses   . . . . . . . . . .     $   97,968      $  106,401
                                                                          ==========      ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    8,579      $    7,513
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,896           2,536
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,036           2,433
                                                                          ----------      ----------
      Total administrative and general expenses   . . . . . . . . . .     $   13,511      $   12,482
                                                                          ==========      ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   11,974      $   11,023
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,935           2,131
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .            389             839
                                                                          ----------      ----------
      Total depreciation and amortization expenses  . . . . . . . . .     $   14,298      $   13,993
                                                                          ==========      ==========

INCOME FROM OPERATIONS:
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   38,105      $   50,098
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,961          13,756
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,882           3,556
                                                                          ----------      ----------
      Total income from operations  . . . . . . . . . . . . . . . . .     $   51,948      $   67,410
                                                                          ==========      ==========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations   . . . . . . . . . . . . . . . . . . . . . . .     $   23,002      $   31,099
   Non-utility operations   . . . . . . . . . . . . . . . . . . . . .          1,619           2,833
                                                                          ----------      ----------
      Total income available for common stock   . . . . . . . . . . .     $   24,621      $   33,932
                                                                          ==========      ==========

ASSETS: (1993 amounts at December 31)
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,380,764      $1,354,258
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .        225,092         229,538
   Common plant   . . . . . . . . . . . . . . . . . . . . . . . . . .         24,768          36,157
   Other utility assets   . . . . . . . . . . . . . . . . . . . . . .         79,670          81,699
   Non-utility assets   . . . . . . . . . . . . . . . . . . . . . . .        143,729         136,186
                                                                          ----------      ----------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $1,854,023      $1,837,838
                                                                          ==========      ==========

CAPITAL EXPENDITURES (excluding AFUDC):
   Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   20,177      $   13,250
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,069           4,498
   Common plant   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,999           3,038
   Non-utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,259             235
                                                                          ----------      ----------
      Total capital expenditures  . . . . . . . . . . . . . . . . . .     $   33,504      $   21,021
                                                                          ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended March 31, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 1.  RECLASSIFICATIONS

Certain prior year amounts related to segment information have been reclassified due to a current year change in the allocation method for common plant, plant-related costs and administrative and general expenses.

NOTE 2.  FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

The Company cannot predict whether Chemical Bank will ultimately be successful in its claim for reallocation of any of the costs of Supply System projects, nor can the Company predict any amounts which might be reallocated to Project 3 or to the Company due to its 5% ownership interest therein. The Company also has claims pending against the Supply System and Chemical Bank with respect to a subordinated loan made by the Company to Projects 4 and 5 in 1981, in the amount of approximately $11 million including interest. The District Court has yet to rule

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

on the Company's motion to set-off the amount due on the loan, including interest, against any recovery by Chemical Bank on its cost reallocation claims. The District Court has indicated, however, that it intends to appoint a Settlement Master to explore settlement of some or all of the issues. Meanwhile, the District Court set a trial date for July 15, 1995, for the litigation of all remaining issues affecting the Company. The Company intends to continue to defend this suit vigorously. Since the discovery is not yet complete, the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

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

LITTLE FALLS PROJECT

Pending before the U. S. District Court in the Eastern District of Washington is the case of Spokane Tribe of Indians v. WWP. This matter involves a claim of the Spokane Tribe of Indians for damages arising out of the Company's Little Falls Hydroelectric Development that was constructed on the Spokane River pursuant to a 1905 Act of Congress. The Tribe is claiming the Company's dam interfered with Indian fishing rights. The Tribe is also seeking a declaratory judgment and quiet title to part of the property comprising the Little Falls Hydroelectric Development. Discovery conducted by the Company revealed that the Tribe may seek damages in the range of $100 million to $1.4 billion, to compensate them for the alleged loss of fishing rights, alleged lost opportunity to develop the properties, and alleged damage to the Tribe's cultural heritage. The trial of these matters is currently scheduled for November 1994 in the United States District Court for the Eastern District of Washington, in Spokane, Washington. On the merits, the Company claims that it has all of the right, title and interest necessary for the construction, operation and maintenance of the Little Falls Development, which rights, title and interest were duly acquired from the United States pursuant to a 1905 Act of Congress. The Company intends to vigorously defend against the Tribe's claims. The Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

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

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------
FIRESTORM

On October 16, 1991, gale-force winds struck a five-county area in eastern Washington and a seven-county area in northern Idaho. These winds were responsible for causing 92 separate wildland fires, resulting in two deaths and the loss of 114 homes and other structures, some of which were located in the Company's service territory. On October 13, 1993, three separate class action lawsuits were filed by private individuals in the Superior Court of Spokane County in connection with fires occurring in the Midway, Nine Mile and Chattaroy regions of eastern Washington. Service of these suits, together with a fourth suit, occurred on January 7, 1994. The Company was served with a fifth suit on April 22, 1994, relating to the same occurrences. Complainants allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. The Superior Court has yet to certify these lawsuits as class actions. The Company intends to vigorously defend against all such pending claims. Since the discovery is not yet complete, the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

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

NOTE 4.  ACQUISITIONS

On February 15, 1994, the Company announced it had reached agreement to acquire the northern Idaho electric properties of Pacific Power & Light Company, an operating division of PacifiCorp. The adjusted cash purchase price will be approximately $30 million, subject to adjustments upon closing. The approximate book value of the assets is $23 million. Pacific Power's northern Idaho electric system currently serves approximately 9,600 customers. The purchase is subject to regulatory approval by the Idaho Public Utilities Commission (IPUC) and the Federal Energy Regulatory Commission (FERC).
Hearings have been scheduled before the IPUC on July 11 and 12, 1994. Closing of the transaction is proposed to occur during the third quarter of 1994. The Company believes this acquisition will not have a material impact on its financial position or its results of operations.

In March 1994, Pentzer Corporation (Pentzer) acquired The Form House, Inc., a bindery services company that serves customers in the advertising, printing, publishing and direct mail industries.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged as a utility in the generation, purchase, transmission, distribution and sale of electric energy and the purchase, transportation, distribution and sale of natural gas. Natural gas operations are affected to a significant degree by weather conditions and customer growth. The Company's electric operations are highly dependent upon hydroelectric generation for its power supply. As a result, the electric operations of the Company are significantly affected by weather and streamflow conditions, and to a lesser degree, by customer growth. Revenues from the sale of surplus energy to other utilities and the cost of power purchases vary from year to year depending on streamflow conditions and the wholesale power market. The wholesale power market in the Northwest region is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power from the Southwest region. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth and conservation.

The Company will continue to emphasize the efficient use of energy by its customers, increase efforts to grow its customer base, especially natural gas, and continue to manage its operating costs, increase revenues and improve margins. The Company will also pursue resource opportunities through system upgrades, purchases, demand side management and other options that will result in obtaining electric power and natural gas supplies at the lowest possible cost.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for the first quarter of 1994 were $0.46 compared to $0.66 for the first quarter of 1993. The change was primarily the result of unfavorable weather conditions and decreased electric wholesale sales. Weather in the first quarter of 1994 was 20% warmer than in the first quarter of 1993, which reduced customer usage and had a significant impact on electric and natural gas revenues. The 1993 results also reflect a large short-term wholesale sale of energy that increased wholesale revenues for that period. Customer growth and decreased purchased power costs helped to partially offset the impact of unfavorable weather during the first quarter of 1994.

Utility income available for common stock contributed $0.43 to earnings per share in the first quarter of 1994 compared with $0.61 in 1993. Non-utility income available for common stock contributed $0.03 to earnings per share in the first quarter of 1994 compared to $0.05 for the same period in 1993. The decrease in non-utility operating results is primarily due to a transactional gain of $1.4 million, net of tax, in 1993 from the sale of gas turbines.

ELECTRIC OPERATIONS
Operating income summary

(Dollars in thousands)                                                                          Change
                                                        Three months ended March 31      -------------------
                                                            1994           1993           Amount          %
                                                          --------       --------        --------        ---
Operating Revenues  . . . . . . . . . . . . . . . .       $124,926       $149,973        $(25,047)       (17)
Operating Expenses:
    Purchased power   . . . . . . . . . . . . . . .         29,903         44,953         (15,050)       (33)
    Fuel for generation   . . . . . . . . . . . . .         11,405         11,377              28          -
    Other operating and maintenance   . . . . . . .         15,113         15,418            (305)        (2)
    Administrative and general  . . . . . . . . . .          8,579          7,513           1,066         14
    Depreciation and amortization   . . . . . . . .         11,974         11,023             951          9
    Taxes other than income   . . . . . . . . . . .          9,847          9,591             256          3
                                                          --------       --------        --------
         Total operating expenses . . . . . . . . .         86,821         99,875         (13,054)       (13)
                                                          --------       --------        --------

Income from operations  . . . . . . . . . . . . . .         38,105         50,098         (11,993)       (24)
    Electric operations income taxes  . . . . . . .         11,244         15,061          (3,817)       (25)
                                                          --------       --------        --------

Net operating income (1)                                  $ 26,861       $ 35,037        $ (8,176)       (23)
                                                          ========       ========        ========

(1) Does not include interest expense or other income.
- - ------------------------------------------------------------------------------

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

Electric operating revenues decreased 17% in the first quarter of 1994 over 1993, due primarily to warmer weather in the first quarter of 1994, compared to the first quarter of 1993, and decreased wholesale sales in 1994. Wholesale revenues were $18.8 million, or 43%, lower in the first quarter of 1994 as a result of a large sale of wholesale energy over a six-week period in the first quarter of 1993. The Company's electric customer base grew by 2% from the first quarter of 1993 to 1994, in both the residential and commercial sectors, which helped to partially offset the weather-related impact on revenues.


                ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS

            Class                    Increase (Decrease) from prior year
         -------------------       --------------------------------------
                                      REVENUE                 KWH SALES
                                   -------------            -------------
                                        (Dollars and kWh in millions)

         Residential. . . . . . . .$ (7.9)   (15)%          (135.6)   (13)%
         Commercial . . . . . . . .  (0.6)    (2)             (8.2)    (1)
         Industrial . . . . . . . .  (1.5)   (10)              0.5      -
         Other utilities. . . . . . (18.8)   (43)           (262.7)   (25)
         ----------------------------------------------------------------


Lower levels of wholesale sales and warmer temperatures decreased purchased power costs by $15.1 million in the first quarter of 1994. Purchased power costs increased in the first quarter of 1993 due to a large sale of wholesale energy. Administrative and general expenses increased by $1.1 million in the first quarter of 1994 due primarily to labor-related costs. Depreciation and amortization expenses were up $1.0 million in the first quarter of 1994 as a result of increased plant-in-service. Income taxes were down $3.8 million from the first quarter of 1993, primarily due to decreased operating income in the first quarter of 1994.

NATURAL GAS OPERATIONS
Operating income summary

(Dollars in thousands)                                                                       Change
                                                    Three months ended March 31       ------------------
                                                       1994           1993            Amount          %
                                                      -------        -------          -------        ---
Operating Revenues  . . . . . . . . . . . . . . . .   $53,489        $48,612          $ 4,877         10
Operating Expenses:
    Natural gas purchased   . . . . . . . . . . . .    30,696         24,208            6,488         27
    Other operating and maintenance   . . . . . . .     3,005          3,254             (249)        (8)
    Administrative and general  . . . . . . . . . .     2,896          2,536              360         14
    Depreciation and amortization   . . . . . . . .     1,935          2,131             (196)        (9)
    Taxes other than income   . . . . . . . . . . .     2,996          2,727              269         10
                                                      -------        -------          -------
         Total operating expenses . . . . . . . . .    41,528         34,856            6,672         19
                                                      -------        -------          -------

Income from operations  . . . . . . . . . . . . . .    11,961         13,756           (1,795)       (13)
    Natural gas operations income taxes   . . . . .     3,971          4,229             (258)        (6)
                                                      -------        -------          -------

Net operating income (1)  . . . . . . . . . . . . .   $ 7,990        $ 9,527          $(1,537)       (16)
                                                      =======        =======          =======

Actual Heating Degree Days for Spokane  . . . . . .     2,615          3,267            (652)        (20)
30 Year Average Heating Degree Days . . . . . . . .     2,878          2,980
Actual Heating Degree Days as a Percent of
    Historical Heating Degree Days  . . . . . . . .       91%           110%

(1) Does not include interest expense or other income.
- - ------------------------------------------------------------------------------

Total natural gas revenues increased 10% in the first quarter of 1994, over 1993, primarily due to 10% customer growth in the residential and commercial sectors and higher average prices than last year. These increases offset the impact of warmer temperatures in the first quarter of 1994 compared to 1993. Total sales decreased by 13.6 million therms, or 8%, across all classes.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------


              NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS

        Class                          Increase (Decrease) from prior year
     -----------------                --------------------------------------
                                         REVENUE                THERM SALES
                                      -------------            -------------
                                          (Dollars and therms in millions)

     Residential                      $ 3.4       13%          (3.9)      (6)%
     Commercial                         2.6       16           (1.9)      (4)
     Industrial - firm                 (0.1)      (8)          (1.5)     (26)
     Industrial - interruptible        (0.4)     (26)          (2.1)     (43)
     Transportation                    (0.3)     (12)          (3.7)      (7)
     -----------------------------------------------------------------------


Total natural gas operating expenses increased by $6.7 million, or 19%, in the first quarter of 1994. Purchased gas costs increased $6.5 million in the first quarter of 1994 due primarily to increased residential and commercial therm sales as a result of customer growth and accounting adjustments.
Administrative and general expenses increased by 14% in 1994 over the first quarter of 1993, primarily due to labor-related costs.

NON-UTILITY OPERATIONS
Operating income summary

(Dollars in thousands)                                             Change
                                 Three months ended March 31   -------------
                                    1994           1993         Amount    %
                                   -------        -------      -------   ---
Operating revenues                 $12,456        $14,393      $(1,937)  (13)
Operating expenses                  10,574         10,837         (263)   (2)
                                   -------        -------      -------
Income from operations               1,882          3,556       (1,674)  (47)
Other income - net                     223            348         (124)  (36)
                                   -------        -------      -------
Income before income taxes           2,105          3,904       (1,798)  (46)
Income tax provision                   486          1,071         (584)  (55)
                                   -------        -------      -------
Net income                         $ 1,619        $ 2,833      $(1,214)  (43)
                                   =======        =======      =======

- - -------------------------------------------------------------------------------

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

Pentzer's earnings for the first quarter of 1994 were less than 1993 by $1.2 million primarily due to the impact in 1993 of a transactional gain of $1.4 million, net of tax, from the sale of gas turbines. The 1994 non-transactional earnings from its portfolio of investments were slightly higher than 1993.

In March 1994, Pentzer acquired The Form House, Inc., a bindery services company that serves customers in the advertising, printing, publishing and direct mail industries.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES.

UTILITY

In January 1994, the Company received authorization to issue $250 million in new First Mortgage Bonds, which will be issued in the form of Secured Medium Term Notes, Series B. This brings the Company's total authorized but unissued Secured Medium Term Notes to $275 million as of May 13, 1994.

The Company has a number of common stock ownership plans which provide additional equity to fund the Company's capital expenditure program. These include a Dividend Reinvestment and Stock Purchase Plan, a Periodic Offering Program, and an Investment and Employee Stock Ownership Plan. During the first three months of 1994, the Company issued and sold almost 400,000 shares of Common Stock for proceeds of approximately $7 million under these plans.

Capital expenditures are financed on an interim basis with short-term debt.
The Company has $160 million in committed lines of credit, a portion of which backs up a $50 million commercial paper facility. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of March 31, 1994, $16.5 million was outstanding under the committed lines of credit and $25 million was outstanding under the other short-term borrowing arrangements.

During the 1994-1996 period, capital expenditures are expected to be $334 million, and $90 million will be required for long-term debt maturities and preferred stock sinking fund redemptions. During this three-year period, the Company expects that internally-generated funds will provide approximately 50% of the funds for its capital expenditures. External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures.

NON-UTILITY

The non-utility operations have $26 million in short-term borrowing arrangements available ($18 million in current liabilities outstanding at March 31, 1994) to fund capital expenditures and other corporate requirements on an interim basis. At March 31, 1994, the non-utility operations had $28 million in cash and marketable securities and $11 million in long-term debt outstanding.

The 1994-1996 non-utility capital expenditures are expected to be $8 million, and $3 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.


                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On March 25, 1994, the Company signed a contract for the long-term sale of 50 megawatts of firm capacity and energy to the Idaho Power Company. The contract, which is scheduled to begin January 1, 1996 and continue for 25 years, contains a cancellation option by Idaho Power between the 10th and 15th year. The agreement is subject to approval by both the IPUC and the FERC. During the first 10 years of the contract the energy requirements are forecast to be met by system surpluses.

REGULATORY PROCEEDINGS.

Demand Side Management (DSM) In March 1994, the Company filed with the Washington Utilities and Transportation Commission (WUTC) and the IPUC for additional modifications to the Company's Energy Exchanger and other DSM programs. The program changes were requested to more closely align the amount of electric resources acquired through energy-efficiency programs with forecasted resource needs. The changes were approved by the WUTC effective April 28, 1994 and by the IPUC effective May 12, 1994.

The Public Utility Commission of Oregon (OPUC) approved a High Efficiency Showerhead Program, effective January 1, 1994, and a Pilot Commercial/ Industrial DSM Program, effective April 20, 1994. The DSM program costs, and margin losses associated with these programs, will be submitted in December 1994 as part of the Company's OPUC-approved rate adjustment mechanism.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                     12 Months Ended
                                           ------------------------------------
                                                March 31,       December 31,
                                                  1994              1993
                                           -----------------  -----------------
 Ratio of Earnings to Fixed Charges              3.19 (x)          3.45 (x)
 Ratio of Earnings to Fixed Charges and
    Preferred Dividend Requirements              2.55 (x)          2.77 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 4(a)     Restated Articles of Incorporation, as amended.

                 4(b)     Amendment No. 1 to Rights Agreement dated May 10,
                          1994, between the Company and The Bank of New York, as successor Rights Agent.

                 12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

         (b)     Reports on Form 8-K.

                 None.

THE WASHINGTON WATER POWER COMPANY
- - ------------------------------------------------------------------------------


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE WASHINGTON WATER POWER COMPANY
                                                     (Registrant)





Date:  May 13, 1994                               \s\ J. E. Eliassen
                                          ------------------------------------
                                                    J. E. Eliassen
                                             Vice President - Finance and
                                                Chief Financial Officer
                                               (Principal Accounting and
                                                  Financial Officer)