Form 10-Q
period 1994-06-30
WASHINGTON WATER POWER CO
filed 1994-08-12
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                   FORM 10-Q

     (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1994
                                                 -------------
                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-3701
                                                ------

                       THE WASHINGTON WATER POWER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Washington                                91-0462470
- - ---------------------------------------------        ----------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

1411 East Mission Avenue, Spokane, Washington             99202-2600
- - ---------------------------------------------        ----------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       509-489-0500
                                                     ----------------------


                                      None
                  ----------------------------------------------
                  (Former name, former address and former fiscal
                        year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]       No [ ]


At August 1, 1994, 53,689,206 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                     Index

                                                                                       Page No.
                                                                                       --------
Part I.  Financial Information:

             Item 1. Financial Statements

                 Consolidated Statements of Income - Three Months Ended
                     June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . .       3

                 Consolidated Statements of Income - Six Months Ended
                     June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . .       4

                 Consolidated Balance Sheets - June 30, 1994
                     and December 31, 1993  . . . . . . . . . . . . . . . . . . . . .       5

                 Consolidated Statements of Capitalization - June 30, 1994
                     and December 31, 1993  . . . . . . . . . . . . . . . . . . . . .       6

                 Consolidated Statements of Cash Flows - Six Months Ended
                     June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . .       7

                 Schedule of Information by Business Segments -
                     Three Months Ended June 30, 1994 and 1993  . . . . . . . . . . .       8

                 Schedule of Information by Business Segments -
                     Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . . .       9

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . .       10

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . .       14

Part II.     Other Information:

             Item 4. Submission of Matters to a Vote of Security Holders  . . . . . .       20

             Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . .       20

             Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .       21

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
For the Three Months Ended June 30
Thousands of Dollars

                                                                                1994         1993
                                                                              ---------    ---------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 147,173    $ 126,876
                                                                              ---------    ---------

OPERATING EXPENSES:
  Operations and maintenance  . . . . . . . . . . . . . . . . . . . . . .        71,398       57,354
  Administrative and general  . . . . . . . . . . . . . . . . . . . . . .        16,685       13,148
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .        14,937       14,765
  Taxes other than income taxes   . . . . . . . . . . . . . . . . . . . .        10,138       11,377
                                                                              ---------    ---------
    Total operating expenses  . . . . . . . . . . . . . . . . . . . . . .       113,158       96,644
                                                                              ---------    ---------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .        34,015       30,232
                                                                              ---------    ---------

INTEREST EXPENSE AND (OTHER INCOME):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,113       11,977
  Interest capitalized and AFUCE  . . . . . . . . . . . . . . . . . . . .        (1,418)        (749)
  Other (income) deductions-net   . . . . . . . . . . . . . . . . . . . .        (3,721)      (2,338)
                                                                              ---------    ---------
    Total interest expense and other income-net   . . . . . . . . . . . .         7,974        8,890
                                                                              ---------    ---------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . .        26,041       21,342

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,345        5,577
                                                                              ---------    ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,696       15,765

DEDUCT-Preferred stock dividend requirements  . . . . . . . . . . . . . .         2,149        2,079
                                                                              ---------    ---------

INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . . . . . . . . .     $  13,547    $  13,686
                                                                              =========    =========

Average common shares outstanding (thousands) . . . . . . . . . . . . . .        53,316       51,492

EARNINGS PER SHARE OF COMMON STOCK  . . . . . . . . . . . . . . . . . . .        $ 0.25       $ 0.27

Dividends paid per common share . . . . . . . . . . . . . . . . . . . . .        $ 0.31       $ 0.31





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
For the Six Months Ended June 30
Thousands of Dollars

                                                                                1994           1993
                                                                              --------       --------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $338,070       $339,853
                                                                              --------       --------

OPERATING EXPENSES:
  Operations and maintenance  . . . . . . . . . . . . . . . . . . . . . .      169,208        163,756
  Administrative and general  . . . . . . . . . . . . . . . . . . . . . .       30,379         25,630
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .       29,494         28,759
  Taxes other than income taxes   . . . . . . . . . . . . . . . . . . . .       23,285         24,068
                                                                              --------       --------
    Total operating expenses  . . . . . . . . . . . . . . . . . . . . . .      252,366        242,213
                                                                              --------       --------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .       85,704         97,640
                                                                              --------       --------

INTEREST EXPENSE AND (OTHER INCOME):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,435         24,577
  Interest capitalized and AFUCE  . . . . . . . . . . . . . . . . . . . .       (2,807)        (1,328)
  Other (income) deductions-net   . . . . . . . . . . . . . . . . . . . .       (5,310)        (3,467)
                                                                              --------       --------
    Total interest expense and other income-net   . . . . . . . . . . . .       17,318         19,782
                                                                              --------       --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . .       68,386         77,858

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,999         26,062
                                                                              --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,387         51,796

DEDUCT-Preferred stock dividend requirements  . . . . . . . . . . . . . .        4,219          4,178
                                                                              --------       --------

INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . . . . . . . . .     $ 38,168       $ 47,618
                                                                              ========       ========

Average common shares outstanding (thousands) . . . . . . . . . . . . . .       53,114         51,282

EARNINGS PER SHARE OF COMMON STOCK  . . . . . . . . . . . . . . . . . . .       $ 0.72         $ 0.93

Dividends paid per common share . . . . . . . . . . . . . . . . . . . . .       $ 0.62         $ 0.62




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
Thousands of Dollars

                                                                           June 30,          December 31,
                                                                             1994               1993
                                                                          ----------         ------------
ASSETS:
PROPERTY:
  Utility plant in service-net  . . . . . . . . . . . . . . . . .         $1,701,724          $1,667,778
  Construction work in progress   . . . . . . . . . . . . . . . .             64,531              55,191
                                                                          ----------          ----------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,766,255           1,722,969
  Less:  Accumulated depreciation and amortization  . . . . . . .            486,225             468,978
                                                                          ----------          ----------
    Net utility plant   . . . . . . . . . . . . . . . . . . . . .          1,280,030           1,253,991
                                                                          ----------          ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net    . . . . . . . . . . . . . .             91,570              94,383
  Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . .             97,319              79,376
                                                                          ----------          ----------
    Total other property and investments  . . . . . . . . . . . .            188,889             173,759
                                                                          ----------          ----------

CURRENT ASSETS:
  Cash and equivalents  . . . . . . . . . . . . . . . . . . . . .             19,041              33,718
  Accounts and notes receivable-net   . . . . . . . . . . . . . .             45,280              63,649
  Materials and supplies, fuel stock and natural gas stored   . .             23,043              19,548
  Prepayments and other   . . . . . . . . . . . . . . . . . . . .              4,912               5,832
                                                                          ----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .             92,276             122,747
                                                                          ----------          ----------

DEFERRED CHARGES:
  Investment in terminated nuclear project-net  . . . . . . . . .              3,496               4,829
  Regulatory assets for deferred income tax   . . . . . . . . . .            175,447             177,786
  Conservation programs   . . . . . . . . . . . . . . . . . . . .             61,459              47,612
  Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . .             65,313              57,114
                                                                          ----------          ----------
    Total deferred charges  . . . . . . . . . . . . . . . . . . .            305,715             287,341
                                                                          ----------          ----------

      TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,866,910          $1,837,838
                                                                          ==========          ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)  .         $1,441,374          $1,416,608
                                                                          ----------          ----------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .             27,443              40,169
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . .             24,149              19,957
  Interest accrued  . . . . . . . . . . . . . . . . . . . . . . .              9,894              10,046
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             53,488              44,548
                                                                          ----------          ----------
    Total current liabilities   . . . . . . . . . . . . . . . . .            114,974             114,720
                                                                          ----------          ----------

DEFERRED CREDITS:
  Investment tax credits  . . . . . . . . . . . . . . . . . . . .              2,407               2,456
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . .            293,696             288,905
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,422              14,126
                                                                          ----------          ----------
    Total deferred credits  . . . . . . . . . . . . . . . . . . .            309,525             305,487
                                                                          ----------          ----------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . .              1,037               1,023
                                                                          ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

      TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,866,910          $1,837,838
                                                                          ==========          ==========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
Thousands of Dollars

                                                                                    June 30,      December 31,
                                                                                      1994           1993
                                                                                   ----------     -----------
COMMON EQUITY: (Note 2)
  Common stock, no par value:  200,000,000 shares authorized:
    shares outstanding: 1994-53,584,407; 1993-52,757,545  . . . . . . . . . . . .  $  558,521     $  544,609
  Note receivable from employee stock ownership plan    . . . . . . . . . . . . .     (12,518)       (12,756)
  Capital stock expense and other paid in capital   . . . . . . . . . . . . . . .      (9,964)        (9,898)
  Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     117,802        112,424
                                                                                   ----------     ----------
      Total common equity   . . . . . . . . . . . . . . . . . . . . . . . . . . .     653,841        634,379
                                                                                   ----------     ----------

PREFERRED STOCK-CUMULATIVE: (Note 2)
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
    Flexible Auction Series J; 500 shares outstanding ($100,000 stated value)   .      50,000         50,000
                                                                                   ----------     ----------
      Total not subject to mandatory redemption   . . . . . . . . . . . . . . . .      50,000         50,000
                                                                                   ----------     ----------

  Subject to mandatory redemption:
    $8.625, Series I; 500,000 shares outstanding ($100 stated value)  . . . . . .      50,000         50,000
    $6.95, Series K; 350,000 shares outstanding ($100 stated value)   . . . . . .      35,000         35,000
                                                                                   ----------     ----------
      Total subject to mandatory redemption   . . . . . . . . . . . . . . . . . .      85,000         85,000
                                                                                   ----------     ----------

LONG-TERM DEBT: (Note 2)
  First Mortgage Bonds:
    4 5/8% due March 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .      10,000         10,000
    7 1/8% due December 1, 2013   . . . . . . . . . . . . . . . . . . . . . . . .      66,700         66,700
    7 2/5% due December 1, 2016   . . . . . . . . . . . . . . . . . . . . . . . .      17,000         17,000
    Secured Medium-Term Notes Series A
      4.72% to 8.06% due 1996 through 2023  . . . . . . . . . . . . . . . . . . .     246,000        225,000
    Secured Medium-Term Notes Series B
      7.95% due 2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000           -
                                                                                   ----------     ----------
      Total first mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . .     344,700        318,700
                                                                                   ----------     ----------

  Pollution Control Bonds:
    6% Series due 2023  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,100          4,100

  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% - maturing 1995 through 2007  . . . . . . . . . . .     100,000        100,000
    Series B - 5.50% to 8.55% - maturing 1995 through 2023  . . . . . . . . . . .     150,000        150,000
                                                                                   ----------     ----------
      Total unsecured medium-term notes   . . . . . . . . . . . . . . . . . . . .     250,000        250,000
                                                                                   ----------     ----------

  Notes payable (due within one year) and commercial paper to be refinanced   . .      42,500         68,001
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,233          6,428
                                                                                   ----------     ----------
      Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .     652,533        647,229
                                                                                   ----------     ----------


TOTAL CAPITALIZATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,441,374     $1,416,608
                                                                                   ==========     ==========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
For the Six Months Ended June 30
Thousands of Dollars

                                                                             1994              1993
                                                                           --------          ---------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 42,387          $  51,796
  NON-CASH REVENUES AND EXPENSES
    INCLUDED IN NET INCOME:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .    34,501             32,268
    Provision for deferred income taxes   . . . . . . . . . . . . . . . .     4,714              6,952
    Allowance for equity funds used during construction   . . . . . . . .      (951)              (559)
    Power and natural gas cost deferrals and amortization   . . . . . . .     1,055             (4,536)
    Deferred revenues and other-net   . . . . . . . . . . . . . . . . . .    (1,271)             1,670
    (Increase) decrease in working capital components:
       Receivables and prepaid expenses-net  . . . . . . . . . . . . . . .   18,483             21,248
       Materials & supplies, fuel stock and natural gas stored  . . . . .    (3,523)            (4,607)
       Payables and other accrued liabilities   . . . . . . . . . . . . .    (7,975)           (15,531)
       Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,411              2,908
                                                                           --------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . .    92,831             91,609
                                                                           --------          ---------

INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds)  . . . . . . .   (53,624)           (41,270)
  Other capital requirements  . . . . . . . . . . . . . . . . . . . . . .   (14,840)           (12,963)
  (Increase) decrease in other noncurrent balance sheet items-net   . . .   (16,969)           (10,977)
  Assets acquired and investments in subsidiaries (Note 4)  . . . . . . .    (9,671)            (1,579)
                                                                           --------          ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .   (95,104)           (66,789)
                                                                           --------          ---------

FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper, notes payable
    and bank borrowings-net   . . . . . . . . . . . . . . . . . . . . . .   (25,501)            53,913
  Sale of unsecured medium-term notes   . . . . . . . . . . . . . . . . .     -                 25,000
  Redemption and maturity of unsecured medium-term notes  . . . . . . . .     -                (10,000)
  Sale of secured medium-term notes (a series of first mortgage bonds)  .    26,000             76,500
  Redemption of mortgage bonds  . . . . . . . . . . . . . . . . . . . . .     -               (150,000)
  Redemption premiums   . . . . . . . . . . . . . . . . . . . . . . . . .     -                 (9,511)
  Sale of common stock - Net of ESOP note receivable  . . . . . . . . . .     8,444             11,717
  Miscellaneous-net   . . . . . . . . . . . . . . . . . . . . . . . . . .     9,901             (2,242)
                                                                           --------          ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS  . . . . . . . . . . . . .    18,844             (4,623)
     Less cash dividends paid   . . . . . . . . . . . . . . . . . . . . .   (31,248)           (30,702)
                                                                           --------          ---------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .   (12,404)           (35,325)
                                                                           --------          ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS . . . . . . . . . . . . .   (14,677)           (10,505)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . . .    33,718             34,500
                                                                           --------          ---------
CASH AND EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $ 19,041          $  23,995
                                                                           ========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,643          $  24,461
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,379          $  18,489
  Non-cash financing and investing activities   . . . . . . . . . . . . .  $  2,875          $   5,401




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
For the Three Months Ended June 30
Thousands of Dollars

                                                                           1994             1993
                                                                        ----------       ----------
OPERATING REVENUES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  101,120       $   96,040
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           26,290           20,938
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .           19,763            9,898
                                                                        ----------       ----------
    Total operating revenues  . . . . . . . . . . . . . . . . . .       $  147,173       $  126,876
                                                                        ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased   . . . . . . . . . . . . . . . . . . . . . .       $   16,354       $   18,440
    Fuel for generation   . . . . . . . . . . . . . . . . . . . .            7,115            3,692
    Other electric  . . . . . . . . . . . . . . . . . . . . . . .           15,333           16,447
  Natural gas:
    Natural gas purchased for resale  . . . . . . . . . . . . . .           15,402           10,775
    Other natural gas   . . . . . . . . . . . . . . . . . . . . .            3,774            3,753
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .           13,420            4,247
                                                                        ----------       ----------
    Total operations and maintenance expenses   . . . . . . . . .       $   71,398       $   57,354
                                                                        ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    9,524       $    7,989
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            2,688            2,255
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            4,473            2,904
                                                                        ----------       ----------
    Total administrative and general expenses   . . . . . . . . .       $   16,685       $   13,148
                                                                        ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   12,108       $   11,594
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            2,090            2,236
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .              739              935
                                                                        ----------       ----------
    Total depreciation and amortization expenses  . . . . . . . .       $   14,937       $   14,765
                                                                        ==========       ==========

INCOME FROM OPERATIONS:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   32,442       $   28,789
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .              679                8
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .              894            1,435
                                                                        ----------       ----------
    Total income from operations  . . . . . . . . . . . . . . . .       $   34,015       $   30,232
                                                                        ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations  . . . . . . . . . . . . . . . . . . . . . .       $   11,557       $    9,609
  Non-utility operations  . . . . . . . . . . . . . . . . . . . .            1,990            4,077
                                                                        ----------       ----------
    Total income available for common stock   . . . . . . . . . .       $   13,547       $   13,686
                                                                        ==========       ==========

ASSETS: (1993 amounts at December 31)
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,395,562       $1,354,258
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .          235,484          229,538
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .           24,803           36,157
  Other utility assets  . . . . . . . . . . . . . . . . . . . . .           61,391           81,699
  Non-utility assets  . . . . . . . . . . . . . . . . . . . . . .          149,670          136,186
                                                                        ----------       ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       $1,866,910       $1,837,838
                                                                        ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   16,955       $   18,560
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            8,511            7,118
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .            5,083            5,589
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            1,708              748
                                                                        ----------       ----------
    Total capital expenditures  . . . . . . . . . . . . . . . . .       $   32,257       $   32,015
                                                                        ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
For the Six Months Ended June 30
Thousands of Dollars

                                                                           1994             1993
                                                                         -------          --------
OPERATING REVENUES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  226,046       $  246,012
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           79,779           69,550
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .           32,245           24,291
                                                                        ----------       ----------
    Total operating revenues  . . . . . . . . . . . . . . . . . .       $  338,070       $  339,853
                                                                        ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased   . . . . . . . . . . . . . . . . . . . . . .       $   46,257       $   63,393
    Fuel for generation   . . . . . . . . . . . . . . . . . . . .           18,521           15,069
    Other electric  . . . . . . . . . . . . . . . . . . . . . . .           30,446           31,865
  Natural gas:
    Natural gas purchased for resale  . . . . . . . . . . . . . .           46,097           34,984
    Other natural gas   . . . . . . . . . . . . . . . . . . . . .            6,779            7,006
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .           21,108           11,439
                                                                        ----------       ----------
    Total operations and maintenance expenses   . . . . . . . . .       $  169,208       $  163,756
                                                                        ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   18,103       $   15,509
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            5,584            4,784
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            6,692            5,337
                                                                        ----------       ----------
    Total administrative and general expenses   . . . . . . . . .       $   30,379       $   25,630
                                                                        ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   24,083       $   22,617
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            4,025            4,368
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            1,386            1,774
                                                                        ----------       ----------
    Total depreciation and amortization expenses  . . . . . . . .       $   29,494       $   28,759
                                                                        ==========       ==========

INCOME FROM OPERATIONS:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   70,546          $78,880
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           12,641           13,770
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            2,517            4,990
                                                                        ----------       ----------
    Total income from operations  . . . . . . . . . . . . . . . .       $   85,704       $   97,640
                                                                        ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations  . . . . . . . . . . . . . . . . . . . . . .       $   34,559       $   40,707
  Non-utility operations  . . . . . . . . . . . . . . . . . . . .            3,609            6,911
                                                                        ----------       ----------
    Total income available for common stock   . . . . . . . . . .       $   38,168       $   47,618
                                                                        ==========       ==========

ASSETS: (1993 amounts at December 31)
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,395,562       $1,354,258
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .          235,484          229,538
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .           24,803           36,157
  Other utility assets  . . . . . . . . . . . . . . . . . . . . .           61,391           81,699
  Non-utility assets  . . . . . . . . . . . . . . . . . . . . . .          149,670          136,186
                                                                        ----------       ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       $1,866,910       $1,837,838
                                                                        ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   37,132       $   31,810
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           13,580           11,616
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .            9,082            8,627
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            5,967              983
                                                                        ----------       ----------
    Total capital expenditures  . . . . . . . . . . . . . . . . .       $   65,761       $   53,036
                                                                        ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended June 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

The settlement with BPA and other parties does not affect the Company's obligations under the Ownership Agreement among the owners of Project 3. BPA proposed termination of Projects 1 and 3 and the Supply System has voted to invoke the termination procedures under the Ownership Agreement. The Company would be reimbursed for the cost of termination under the settlement with BPA.

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

The Company cannot predict whether Chemical Bank will ultimately be successful in its claim for reallocation of any of the costs of Supply System projects, nor can the Company predict any amounts which might be reallocated to Project 3 or to the Company due to its 5% ownership interest therein. The Company also has claims pending against the Supply System and Chemical Bank with respect to a subordinated loan made by the Company to Projects 4 and 5 in 1981, in the amount of approximately $11 million including interest. The District Court has yet to rule on the Company's motion to set-off the amount due on the loan, including interest, against any recovery by

THE WASHINGTON WATER POWER COMPANY


Chemical Bank on its cost reallocation claims. The District Court appointed a Settlement Master to explore settlement of some or all of the issues, and preliminary meetings have been held with him. Meanwhile, the District Court set a trial date for July 15, 1995, for the litigation of all remaining issues affecting the Company. The Company intends to continue to defend this suit vigorously. Since the discovery is not yet complete, the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (FPC, predecessor of the Federal Energy Regulatory Commission (FERC)) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million. Discovery in this case has been stayed pending a decision by the Court on a case involving some similar issues between Idaho Power Company and the Nez Perce Tribe. The case is not yet set for trial. The Company intends to vigorously defend against the Tribe's claims. Since the discovery is not yet complete, the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

LITTLE FALLS PROJECT

Pending before the U. S. District Court in the Eastern District of Washington is the case of Spokane Tribe of Indians v. WWP. This matter involves a claim of the Spokane Tribe of Indians for damages arising out of the Company's Little Falls Hydroelectric Development that was constructed on the Spokane River pursuant to a 1905 Act of Congress. The Tribe is claiming the Company's dam interfered with Indian fishing rights. The Tribe is also seeking a declaratory judgment and quiet title to part of the property comprising the Little Falls Hydroelectric Development. Discovery conducted by the Company revealed that should this case go to trial the Tribe may seek damages in the range of $100 million to $1.4 billion, to compensate them for the alleged loss of fishing rights, alleged lost opportunity to develop the properties, and alleged damage to the Tribe's cultural heritage. The trial of these matters is currently scheduled for November, 1994 in the United States District Court for the Eastern District of Washington, in Spokane, Washington. However, a settlement agreement has been negotiated and is awaiting approval by various federal departments, which is expected by the end of the third quarter. The settlement agreement provides for an initial payment of $1.0 million to the Tribe. An additional $3.2 million will be paid over the next five years for fish and wildlife enhancement projects. An accrual of $4.2 million was made during June 1994 and is reflected in the Company's financial statements. Thereafter, annual payments will also be made to the Tribe, which will be tied to generation at the Little Falls Project and escalate at the rate of 4.1 percent per year, with the first installment of $375,000 to be made by January 31, 1995.

STEAM HEAT PLANT

The Company recently completed an updated investigation of an oil spill that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the leak. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology
(DOE) concurred with these findings. However, more recent tests confirm that the oil has migrated beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which will provide for additional remedial investigation and a feasibility study.
The public comment period on the Consent Decree has been extended to September 27, 1994. In December 1993, the Company established a reserve of $2.0 million, which is the current best estimate of mitigation costs.

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

NOTE 4.  ACQUISITIONS

On February 15, 1994, the Company announced it had reached agreement to acquire the northern Idaho electric properties of Pacific Power & Light Company, an operating division of PacifiCorp. The adjusted cash purchase price will be approximately $30 million, subject to adjustments upon closing. The approximate book value of the assets is $23.1 million. Pacific Power's northern Idaho electric system currently serves approximately 9,600 customers. Approval of the acquisition was received from the FERC on July 22, 1994. The purchase is also subject to regulatory approval by the Idaho Public Utilities Commission (IPUC). Hearings were held before the IPUC on July 18 and 19, 1994. Closing of the transaction is proposed to occur during the third quarter of 1994. The Company believes this acquisition will not have a material impact on its financial position or its results of operations.

In June 1994, Pentzer Corporation (Pentzer), the Company's wholly-owned private investment firm, acquired Safety Speed Cut Manufacturing Company, Inc., a designer and manufacturer of panel saws, panel routers and accessories.

NOTE 5.  PROPOSED MERGER

As previously reported in the Company's Current Report on Form 8-K dated June 27, 1994 (Form 8-K), the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC), a subsidiary of SPR, and a newly-formed subsidiary of the Company, WPM Corp. (renamed Resources West Energy Corporation (Resources West) on August 1, 1994), entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, (Merger Agreement) providing for the combination of the Company, SPR and SPPC. Pursuant to the Merger Agreement, each of the Company, SPR and SPPC will be merged with and into Resources West, with Resources West being the surviving corporation.

The merger is subject to certain customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the approval of FERC and approvals of the state utility commissions of Washington, Idaho, Oregon, California, Nevada and Montana. Approvals from the common and preferred shareholders of the merging companies will be sought at shareholder meetings, which will be convened as soon as practicable and are expected to be held in the fourth quarter of 1994. Applications seeking approval of the merger were filed with FERC on August 4, 1994 and with five of the states on August 10, 1994. A Montana application seeking a disclaimer of jurisdiction is expected to be filed by the end of August. The approval and implementation process is expected to take approximately twelve (12) to eighteen (18) months.

THE WASHINGTON WATER POWER COMPANY


The merger will be accounted for using the pooling-of-interests method of accounting. A net cost savings of $450 million is estimated to be achieved in the ten-year period following the consummation of the merger.

See the Form 8-K for additional details relating to the terms of the proposed merger and the Merger Agreement.

THE WASHINGTON WATER POWER COMPANY


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

RESULTS OF OPERATIONS


OVERALL OPERATIONS

Overall earnings per share for the second quarter of 1994 decreased to $0.25 from $0.27 in 1993. Total earnings per share for the first six months of 1994 decreased to $0.72 from $0.93 for the same period in 1993. The year-to-date change was primarily the result of unfavorable weather conditions and decreased electric wholesale sales during the first quarter of 1994. Weather in the first half of 1994 was 17% warmer than for the comparable period in 1993, which reduced customer usage and had a significant impact on electric and natural gas revenues. The 1993 year-to-date results also reflect a large short-term wholesale sale of energy during the first quarter of 1993 that increased wholesale revenues for that period.

Utility income available for common stock contributed $0.21 to earnings per share for the second quarter of 1994 compared to $0.19 in the second quarter of 1993. Non-utility income available for common stock contributed $0.04 to earnings per share for the second quarter of 1994 compared with $0.08 for the same period in 1993. For the first half of 1994, utility income available for common stock contributed $0.65 to earnings per share compared to $0.79 during 1993. Non-utility income available for common stock contributed $0.07 to earnings per share for the first six months of 1994 compared with $0.14 in 1993. The year-to-date decline in utility earnings is primarily due to unfavorable weather conditions and decreased electric wholesale sales during the first quarter of 1994, as discussed above. The decrease in non-utility results is primarily due to transactional gains recorded by Pentzer in 1993.
In the first quarter of 1993, a transactional gain of $1.4 million, after-tax, from the sale of gas turbines was recorded. A $0.8 million after-tax gain due to the sale of Pentzer's interest in Itronix and a $2.2 million income tax benefit from tax loss carryforwards were recorded during the second quarter of 1993.

See "Liquidity and Capital Resources" for information regarding a recent re-evaluation and reduction of the Company's utility capital expenditure forecast.

THE WASHINGTON WATER POWER COMPANY


ELECTRIC OPERATIONS
Operating income summary
(Dollars in thousands)

                                             Three months ended                     Six months ended
                                                   June 30            Change             June 30               Change
                                             ------------------   -------------    -------------------    ---------------
                                               1994       1993     Amount    %       1994       1993       Amount     %
                                             --------   -------   -------   ---    --------   --------    --------    ---
Operating Revenues  . . . . . . . . . .      $101,120   $96,040   $ 5,080     5    $226,046   $246,012    $(19,966)    (8)
Operating Expenses:
  Purchased power . . . . . . . . . . . .      16,354    18,440    (2,086)  (11)     46,257     63,393     (17,136)   (27)
  Fuel for generation . . . . . . . . . .       7,115     3,692     3,423    93      18,521     15,069       3,452     23
  Other operating and maintenance . . .        15,333    16,447    (1,114)   (7)     30,446     31,865      (1,419)    (4)
  Administrative and general  . . . . .         9,524     7,989     1,535    19      18,103     15,509       2,594     17
  Depreciation and amortization . . . .        12,108    11,594       514     4      24,083     22,617       1,466      6
  Taxes other than income . . . . . . .         8,244     9,089      (845)   (9)     18,090     18,679        (589)    (3)
                                             --------   -------   -------          --------   --------    --------
    Total operating expenses  . . . . .        68,678    67,251     1,427     2     155,500    167,132     (11,632)    (7)
                                             --------   -------   -------          --------   --------    --------

Income from operations  . . . . . . . .        32,442    28,789     3,653    13      70,546     78,880      (8,334)   (11)
  Electric operating income taxes.  . .         9,197     7,845     1,352    17      20,441     22,906      (2,465)   (11)
                                             --------   -------   -------          --------   --------    --------
  Net operating income (1)  . . . . . .      $ 23,245   $20,944   $ 2,301    11    $ 50,105   $ 55,974    $ (5,869)   (10)
                                             ========   =======   =======          ========   ========    ========

(1) Does not include interest expense or other income.
________________________________________________________________________________

Total electric revenues increased $5.1 million in the second quarter of 1994 over 1993. Commercial and industrial revenues rose by a combined $1.4 million due to increased kWh sales. Commercial customers grew by nearly 675 customers, a 2% increase, in the second quarter of 1994 as compared to second quarter 1993. Wholesale revenues increased by $3.9 million, or 20%, as wholesale kWh sales increased by 11% and average prices rose by 8%. Residential customers increased by approximately 6,300, or 3%, but it was not enough to offset the impact of weather that was 5% warmer in the second quarter of 1994, compared to the same period in 1993, that led to decreased residential kWh sales.

Year-to-date, revenues decreased in all classes except for commercial revenues for 1994 as compared to 1993. Weather 17% warmer than in 1993 contributed to a $9.1 million, or 11%, decrease in residential revenues. Wholesale revenues decreased by $14.9 million, or 24%, during the first half of 1994 when compared to the same period in 1993, due primarily to a large sale of surplus energy over a six-week period in the first quarter of 1993 which was not repeated in 1994.

           ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS

          Class                                             Increase (Decrease) from prior year
  -------------------------                                 -----------------------------------

                                   Three months ended June 30, 1994                  Six months ended June 30, 1994
                                --------------------------------------          ----------------------------------------
                                    REVENUE                KWH SALES                REVENUE                 KWH SALES
                                --------------          --------------          ----------------         ---------------
                                                                  (Dollars and kWhs in millions)
  Residential   . . . . . .     $(1.1)     (4)%         (17.1)     (3)%         $ (9.1)     (11)%        (152.7)     (9)%
  Commercial  . . . . . . .       1.0       4            22.4       4              0.5        1            14.2       1
  Industrial  . . . . . . .       0.4       3            13.3       3             (1.1)      (4)           13.8       2
  Other utilities   . . . .       3.9      20            80.8      11            (14.9)     (24)         (181.9)    (10)

________________________________________________________________________________

Fuel costs increased $3.4 million in the second quarter of 1994, while purchased power expense decreased by $2.1 million. Hydroelectric generation was down significantly due to low streamflows, which resulted in additional generation at the thermal plants. In addition, fuel expense was higher in the second quarter of 1994 due to unscheduled shutdowns at thermal generation plants from mid-March to late June in 1993 which reduced fuel expense in that period. Other operating and maintenance expenses decreased in the second quarter of 1994 over 1993 due primarily to increased expenses in 1993 for repairs to the shutdown thermal plants. Also, annual maintenance was

THE WASHINGTON WATER POWER COMPANY


performed during the second quarter of 1993, but has not yet been done in 1994 as a result of the additional generation required from the plants this year.
In October 1989, the Idaho Public Utilities Commission (IPUC) approved a power cost adjustment mechanism (PCA) which allows the Company to change rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The impact of the PCA on other operating and maintenance expenses in the second quarter of 1994 was $0.5 million less than the comparable period of 1993, as a result of the low streamflows and higher wholesale market prices in 1993. Administrative and general expenses increased by $1.5 million in the second quarter of 1994 as a result of labor-related costs.

Purchased power decreased by $17.1 million in the first six months of 1994 and fuel expense increased $3.5 million. Purchased power expense declined primarily due to the purchase of energy to complete a large sale of wholesale energy in the first quarter of 1993 that was not repeated in 1994. Fuel expense increased from 1993 due to increased generation from thermal plants due to low streamflows in 1994 and shutdowns at thermal plants in 1993. Decreased transmission costs resulting from decreased purchased power in the first half of 1994 as compared to the same period in 1993 resulted in lower other operating and maintenance expenses. Administrative and general expenses increased by $2.6 million in the first six months of 1994 primarily due to labor-related costs.


NATURAL GAS OPERATIONS
Operating income summary
(Dollars in thousands)

                                              Three months ended                         Six months ended
                                                   June 30                Change             June 30              Change
                                              ------------------      -------------    -------------------     ------------
                                               1994        1993       Amount     %      1994         1993      Amount    %
                                              -------    -------      ------    ---    -------     -------     -------  ---
Operating Revenues  . . . . . . . . . .       $26,290    $20,938      $5,352     26    $79,779     $69,550     $10,229   15
Operating Expenses:
  Natural gas purchased . . . . . . . .        15,402     10,775       4,627     43     46,097      34,984      11,113   32
  Other operating and maintenance . . .         3,774      3,753          21      1      6,779       7,006        (227)  (3)
  Administrative and general  . . . . .         2,688      2,255         433     19      5,584       4,784         800   17
  Depreciation and amortization . . . .         2,090      2,236        (146)    (7)     4,025       4,368        (343)  (8)
  Taxes other than income . . . . . . .         1,657      1,911        (254)   (13)     4,653       4,638          15    -
                                              -------    -------      ------           -------     -------     -------
    Total operating expenses  . . . . .        25,611     20,930       4,681     22     67,138      55,780      11,358   20
                                              -------    -------      ------           -------     -------     -------

Income from operations  . . . . . . . .           679          8         671      -     12,641      13,770      (1,129)  (8)
  Natural gas oper. income taxes. . . .          (253)      (465)        212    (46)     3,718       3,764         (46)  (1)
                                              -------    -------      ------           -------     -------     -------
Net operating income (1)  . . . . . . .       $   932    $   473      $  459     97    $ 8,923     $10,006     $(1,083) (11)
                                              =======    =======      ======           =======     =======     =======

Actual Heating Degree Days (2)  . . . .           891        935        (44)     (5)     3,506       4,202        (696) (17)
Historical Heating Degree Days (3)  . .         1,056      1,055                         3,934       4,035
Actual Degree Days as a Percent
  of Historical Degree Days . . . . . .           84%        89%                                       89%        104%

(1) Does not include interest expense or other income.
(2) Heating degree days information is for Spokane area.
(3) Historical degree days represent the 30-year average.
________________________________________________________________________________

Total natural gas revenues increased in nearly all revenue classes in second quarter 1994 from the second quarter of 1993. WPNG revenues (Oregon and California) increased by $0.4 million, or 5%, in the second quarter of 1994 as compared to the same period in 1993. Natural gas revenues from WWP (Washington and Idaho) operations increased by $5.0 million, or 39% in the second quarter of 1994. In each service area, the revenue increase was due to customer growth and higher average prices than last year, which offset the effect of cooler weather in the second quarter of 1994 as compared to 1993. The average number of customers increased in both areas in the residential and commercial classes in the second quarter of 1994 as compared to 1993. WPNG residential customers increased by approximately 5,100 or 9%, while WWP residential customers rose 12,200, or 12%. WPNG commercial customers rose by over 300, or 4%, and WWP commercial customers increased by approximately 500, or 4%. Beginning in June 1994, the Company realized revenues from sales of natural gas to other utilities (see table on next page). The revenues were offset by like increases in purchased gas expense. These sales will be an ongoing component of the

THE WASHINGTON WATER POWER COMPANY


Company's natural gas business. Margins from these transactions will be credited back to customers through rate changes for the cost of gas.

Total natural gas revenues increased during the first six months of 1994 over the same time period in 1993. WPNG revenues increased by $2.2 million, or 9%, while revenues from WWP operations increased by $8.0 million, or 18%, during the first six months of 1994 compared to the same period in 1993. Revenues increased due to customer growth and higher average prices than last year, which offset the impact of temperatures 17% warmer than in the first six months of 1993. WPNG and WWP residential and commercial customers grew by the same percentages described above during the first six months of 1994 compared to the same period in 1993. Customer growth in the WWP service area during the three and six-month periods ended June 30, 1994 was primarily the result of the Company's emphasis on conversions from electric service to natural gas. Recent revisions in the Company's demand side management programs may lessen the pace of conversions in the future.


                                            NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS
                                    -------------------------------------------------------------

             Class                                Increase (Decrease) from prior year
- - -------------------------------                   -----------------------------------

                                  Three months ended June 30, 1994     Six months ended June 30, 1994
                                 ----------------------------------  -----------------------------------
                                      REVENUE        THERM SALES          REVENUE        THERM SALES
                                  --------------   ----------------   --------------   -----------------
                                                        (Dollars and therms in millions)
  Residential   . . . . . . .     $2.0       21%     1.5        7%    $5.4       15%    (2.4)       (3)%
  Commercial  . . . . . . . .      2.0       34      3.6       24      4.6       21      1.7         3
  Industrial - firm   . . . .      0.1       10        -        -        -        -     (1.5)      (17)
  Industrial - interruptible      (0.2)     (23)    (1.0)     (34)    (0.6)     (25)    (3.1)      (40)
  Other utilities   . . . . .      1.0        -      6.1        -      1.0        -      6.1         -
  Transportation  . . . . . .      0.3       13     (2.2)      (4)       -        -     (5.9)       (6)

________________________________________________________________________________

Natural gas purchased expense increased $4.6 million, or 43%, in the second quarter of 1994 as compared to second quarter 1993. The increased cost was primarily the result of an increase in therm sales of 8.0 million, or 9%. Administrative and general costs increased 19% primarily due to labor-related costs.

Natural gas purchased expense increased $11.1 million, or 32% in the first six months of 1994. The higher purchased gas costs resulted primarily from increased prices. There was a decrease in therm sales of 5.7 million therms, or 2%. Administrative and general costs increased 17% primarily due to labor-related costs.


NON-UTILITY OPERATIONS
Operating income summary
(Dollars in thousands)

                                              Three months ended                         Six months ended
                                                   June 30                Change             June 30              Change
                                              ------------------     --------------    -------------------     ------------
                                               1994        1993       Amount    %       1994         1993       Amount   %
                                              -------    -------     -------    ---    -------     -------     -------  ---
Operating revenues  . . . . . . . . . .       $19,763    $ 9,898     $ 9,865    100    $32,245     $24,291     $ 7,954   33
Operating expenses  . . . . . . . . . .        18,869      8,463      10,406    123     29,728      19,301      10,427   54
                                              -------    -------     -------           -------     -------     -------
Operating income  . . . . . . . . . . .           894      1,435        (541)   (38)     2,517       4,990      (2,473) (50)
Other income - net  . . . . . . . . . .         2,458      1,030       1,428    139      2,939       1,379       1,560  113
                                              -------    -------     -------           -------     -------     -------
Income before income taxes  . . . . . .         3,352      2,465         887     36      5,456       6,369        (913) (14)
Income tax provision (benefit)  . . . .         1,362     (1,612)      2,974     -       1,847        (542)      2,389    -
                                              -------    -------     -------           -------     -------     -------
Net income  . . . . . . . . . . . . . .       $ 1,990    $ 4,077     $(2,087)   (51)   $ 3,609     $ 6,911     $(3,302) (48)
                                              =======    =======     =======           =======     =======     =======

Non-utility operations include the results of Pentzer and three other minor subsidiary companies. Pentzer's business strategy is to acquire controlling interests in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long term, should be

THE WASHINGTON WATER POWER COMPANY


higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Pentzer's earnings for the second quarter of 1994 were less than 1993 by $2.0 million primarily due to the recognition in 1993 of an income tax benefit of $2.2 million due to tax loss carryforwards in a subsidiary and an after-tax gain of $0.8 million from the sale of its interest in Itronix. The second quarter 1994 non-transactional earnings from its portfolio of investments exceeded 1993 by $0.5 million.

Pentzer's earnings for the first six months of 1994 were less than 1993 by $3.2 million primarily due to the impact in 1993 of a transactional gain of $1.4 million, after-tax, from the sale of gas turbines and the recognition in 1993 of an income tax benefit of $2.2 million due to tax loss carryforwards in a subsidiary and a transactional gain of $0.8 million, after-tax, from the sale of its interest in Itronix. The year-to-date 1994 non-transactional earnings from its portfolio of investments exceeded 1993 by $0.8 million.

In March 1994, Pentzer acquired The Form House, Inc., a bindery services company that serves customers in the advertising, printing, publishing and direct mail industries. In June 1994, Pentzer acquired Safety Speed Cut Manufacturing Co., Inc., a designer and manufacturer of panel saws, routers and accessories.

THE WASHINGTON WATER POWER COMPANY


LIQUIDITY AND CAPITAL RESOURCES.

UTILITY
On May 19, 1994, the Company issued $21 million of Secured Medium Term Notes, Series A (Series A) with maturities ranging from 10 to 11 years and rates varying from 7.98% to 8.06%. $4 million remains of the original $250 million Series A authorization.

In January 1994, the Company received authorization to issue $250 million in new First Mortgage Bonds, which will be issued in the form of Secured Medium Term Notes, Series B (Series B). On May 23, 1994, $5 million of Series B was issued with an 11 year maturity and 7.95% coupon rate.

On August 4 and 9, 1994, respectively, $5 million of 8.95% and $2.5 million of 8.90% Unsecured Medium Term Notes, Series A Due 1999 were redeemed at 100% of their principal amount.

The Company has a number of common stock ownership plans which provide additional equity to fund the Company's capital expenditure program. These include a Dividend Reinvestment and Stock Purchase Plan, a Periodic Offering Program, and an Investment and Employee Stock Ownership Plan. During the first six months of 1994, the Company issued and sold over 850,000 shares of Common Stock for proceeds of over $14 million under these plans.

Capital expenditures are financed on an interim basis with short-term debt.
The Company has $160 million in committed lines of credit, a portion of which backs up a $50 million commercial paper facility. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of June 30, 1994, $42.5 million was outstanding under the other short-term borrowing arrangements but there was no outstanding balance under either the committed lines of credit or the commercial paper facility.

As discussed in the Company's Annual Report on Form 10-K for the year 1993 in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Trends", load growth on the Company's electric system is anticipated to average 0.4% annually for the period 1994-1998. While the economy in general and the number of retail electric customers are expected to continue to grow (although at a slower pace than in the period 1990-1993), load growth will be slowed by the impact of demand side management programs, the impact of new energy efficiency technology and construction codes, and appliance efficiency standards, among other factors. In addition, the Company continues to emphasize control of all costs in response to the increasingly competitive environment in the electric utility industry. In light of the foregoing, the Company has recently completed a re-evaluation of its capital expenditure forecast and has revised its estimates of utility capital expenditures for the period 1994-1997 as set forth below:

                                              Original Forecast (1)                           Revised Forecast (1)
                                   -------------------------------------------    -------------------------------------------
                                     1994        1995       1996        1997        1994        1995        1996       1997
                                     ----        ----       ----        ----        ----        ----        ----       ----
Total Utility Capital Expenditures:  $122        $104       $108        $110        $124         $82         $72        $72

Internally Generated Cash as a
  % of Capital Expenditures:          59%         58%        65%         60%         30%         60%        100%       115%

         (1)     Excludes $66 million for the combustion turbine project under construction in Rathdrum, Idaho; the Company has obtained separate construction and long-term lease financing for this project. Also excludes $30 million for the proposed acquisition of the northern Idaho properties of Pacific Power and Light, an operating division of PacifiCorp.

Based on the revised estimates, internally-generated funds are expected to provide 30% of the funds for the capital expenditure program during 1994 due to lower operating income as detailed in Management's Discussion and Analysis-Results of Operation. However, internally-generated funds are expected to provide approximately 92% of the funds required for the Company's capital expenditure program for the 1995-1997 period (excluding the combustion turbine construction and northern Idaho properties acquisition detailed above). External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures.

NON-UTILITY
The non-utility operations have $44 million in short-term borrowing arrangements available ($21 million in current liabilities outstanding at June 30, 1994) to fund capital expenditures and other corporate requirements on

THE WASHINGTON WATER POWER COMPANY


an interim basis. At June 30, 1994, the non-utility operations had $25 million in cash and marketable securities and $14 million in long-term debt outstanding.

The 1994-1996 non-utility capital expenditures are expected to be $8 million, and $1 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1994 Annual Meeting of Shareholders of the Company was held on May 12, 1994. Three matters were voted upon at the meeting: (1) the re-election of directors with expiring terms, (2) the approval of a Company proposal to increase the number of shares of authorized Common Stock, no par value, from 100,000,000 to 200,000,000, and (3) the rejection of a shareholder proposal to establish a paid advisory committee to the Board of Directors on issues of Executive Compensation. 53,139,711 shares of Common Stock were issued and outstanding as of March 17, 1994, the proxy record date, with 48,055,814 shares represented at said meeting. The details of the voting are shown below:

                                                                          Against
                                                           For          or Withheld           Abstain
                                                      ----------        -----------          ---------
(1)  Re-election of Directors
        Robert S. Jepson, Jr.                         47,036,865          1,018,949              -
        General H. Norman Schwarzkopf                 46,592,592          1,463,222              -
        B. Jean Silver                                47,027,837          1,027,977              -
        Larry A. Stanley                              47,088,859            966,955              -
        R. John Taylor                                47,096,134            959,680              -

(2)  Increase number of shares of authorized
        Common Stock, no par value                    41,335,284          4,775,984          1,944,546

(3)  Establish a paid advisory committee on
        Executive Compensation issues                  5,878,608         29,876,521          2,979,982

ITEM 5.  OTHER INFORMATION.

On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and Resources West. See Note 5 to Financial Statements contained in Item 1 of Part I of this Report for additional information.

REGULATORY PROCEEDINGS.

On July 18 and 19, 1994, hearings were conducted by the IPUC regarding the Company's proposed acquisition of the northern Idaho properties of Pacific Power & Light Company. See Note 4 to Financial Statements for additional information.

Natural Gas Service

In mid-July, the Company filed natural gas trackers with the Washington Utilities and Transportation Commission (WUTC) and the California Public Utilities Commission (CPUC) primarily to reflect changes in the cost of purchased natural gas during the past year. The trackers in Washington and California reflect approximately a 9% increase but will result in no additional net income to the Company. At the same time a natural gas tracker was filed with the IPUC for a 4% decrease primarily due to a change in cost determination methodology which resulted in an over-collection of past purchased natural gas costs. The WUTC and IPUC applications are expected to be approved effective September 1, 1994 and the CPUC application is expected to be approved effective January 1, 1995.

THE WASHINGTON WATER POWER COMPANY


Electric Service

On July 18, 1994, the IPUC approved an indefinite extension of the Company's Power Cost Adjustment (PCA) mechanism with minor modifications beginning August 1, 1994. The PCA had been due to expire on June 30, 1994 but had been extended to July 31 to allow for the timely consideration of this new application. The modifications sought by the Company included elimination of the contract tracker portion, which was approved by the Commission, and inclusion of incremental costs of combustion turbine resources, which was rejected by the Commission at this time.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                       12 Months Ended
                                                                 ---------------------------
                                                                  June 30,      December 31,
                                                                    1994            1993
                                                                 ---------      ------------
    Ratio of Earnings to Fixed Charges                            3.23(x)          3.45(x)
    Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                          2.57(x)          2.77(x)

The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibits.

             4(a)    Restated Articles of Incorporation
             12      Computation of ratio of earnings to fixed charges and
                     preferred dividend requirements.

    (b)      Reports on Form 8-K.

             Report dated June 27, 1994.

THE WASHINGTON WATER POWER COMPANY


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE WASHINGTON WATER POWER COMPANY
                                                   (Registrant)





Date:  August 12, 1994                           /s/  J. E. Eliassen
                                       --------------------------------------
                                                      J. E. Eliassen
                                             Vice President - Finance and
                                                Chief Financial Officer
                                               (Principal Accounting and
                                                   Financial Officer)