Form 10-Q
period 1994-09-30
WASHINGTON WATER POWER CO
filed 1994-11-10
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                  FORM 10-Q

    (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994,
                                              -------------------
                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-3701
                                                -------

                       THE WASHINGTON WATER POWER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Washington                                 91-0462470
    ---------------------------------------------               ----------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

    1411 East Mission Avenue, Spokane, Washington               99202-2600
    ---------------------------------------------               ----------
      (Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:           509-489-0500
                                                               ------------


                                      None
  -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No  [ ]

At November 1, 1994, 54,064,386 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY


                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION:

             ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . .    3

                 CONSOLIDATED STATEMENTS OF INCOME - NINE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . .    4

                 CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1994
                     AND DECEMBER 31, 1993 . . . . . . . . . . . . . . . . . . . . . . .    5

                 CONSOLIDATED STATEMENTS OF CAPITALIZATION - SEPTEMBER 30, 1994
                     AND DECEMBER 31, 1993 . . . . . . . . . . . . . . . . . . . . . . .    6

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . .    7

                 SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS - THREE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . .    8

                 SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS - NINE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . .    9

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . .   10

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .   14

PART II.     OTHER INFORMATION:

             ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .    19

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . .    26

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
For the Three Months Ended September 30
Thousands of Dollars

                                                    1994          1993
                                                  --------      --------
OPERATING REVENUES  . . . . . . . . . . . . . .   $142,334      $123,507
                                                  --------      --------

OPERATING EXPENSES:
   Operations and maintenance . . . . . . . . .     80,722        64,642
   Administrative and general   . . . . . . . .     12,661        13,752
   Depreciation and amortization  . . . . . . .     15,040        15,017
   Taxes other than income taxes  . . . . . . .     10,938         9,693
                                                  --------      --------
       Total operating expenses . . . . . . . .    119,361       103,104
                                                  --------      --------

INCOME FROM OPERATIONS  . . . . . . . . . . . .     22,973        20,403
                                                  --------      --------

INTEREST EXPENSE AND (OTHER INCOME):
   Interest expense   . . . . . . . . . . . . .     13,751        12,719
   Interest capitalized and AFUCE   . . . . . .       (435)       (1,019)
   Other (income) deductions-net  . . . . . . .     (3,100)       (2,672)
                                                  --------      --------
       Total interest expense and other
           income-net . . . . . . . . . . . . .     10,216         9,028
                                                  --------      --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . .     12,757        11,375

INCOME TAXES  . . . . . . . . . . . . . . . . .      4,653         3,981
                                                  --------      --------

NET INCOME  . . . . . . . . . . . . . . . . . .      8,104         7,394

DEDUCT-Preferred stock dividend requirements  .      2,186         2,082
                                                  --------      --------

INCOME AVAILABLE FOR COMMON STOCK . . . . . . .   $  5,918      $  5,312
                                                  ========      ========

Average common shares outstanding
   (thousands)  . . . . . . . . . . . . . . . .     53,751        51,997

EARNINGS PER SHARE OF COMMON STOCK  . . . . . .      $0.11         $0.10

Dividends paid per common share . . . . . . . .      $0.31         $0.31



        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
For the Nine Months Ended September 30
Thousands of Dollars

                                                    1994           1993
                                                  --------       --------
OPERATING REVENUES  . . . . . . . . . . . . . .   $480,404       $463,361
                                                  --------       --------

OPERATING EXPENSES:
   Operations and maintenance   . . . . . . . .    249,930        228,398
   Administrative and general   . . . . . . . .     43,040         39,382
   Depreciation and amortization  . . . . . . .     44,534         43,776
   Taxes other than income taxes  . . . . . . .     34,223         33,761
                                                   -------       --------
       Total operating expenses . . . . . . . .    371,727        345,317
                                                   -------       --------

INCOME FROM OPERATIONS  . . . . . . . . . . . .    108,677        118,044
                                                   -------       --------

INTEREST EXPENSE AND (OTHER INCOME):
   Interest expense   . . . . . . . . . . . . .     39,186         37,296
   Interest capitalized and AFUCE   . . . . . .     (3,242)        (2,347)
   Other (income) deductions-net  . . . . . . .     (8,410)        (6,139)
                                                   -------       --------
       Total interest expense and other
           income-net . . . . . . . . . . . . .     27,534         28,810
                                                   -------       --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . .     81,143         89,234

INCOME TAXES  . . . . . . . . . . . . . . . . .     30,652         30,043
                                                   -------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .     50,491         59,191

DEDUCT-Preferred stock dividend requirements  .      6,405          6,260
                                                   -------       --------

INCOME AVAILABLE FOR COMMON STOCK . . . . . . .    $44,086       $ 52,931
                                                   =======       ========

Average common shares outstanding
   (thousands)  . . . . . . . . . . . . . . . .     53,329         51,523

EARNINGS PER SHARE OF COMMON STOCK  . . . . . .      $0.83          $1.03

Dividends paid per common share . . . . . . . .      $0.93          $0.93


        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
Thousands of Dollars

                                               September 30,  December 31,
                                                   1994           1993
                                               ------------   ------------
ASSETS:
PROPERTY:
   Utility plant in service-net   . . . . . . . $1,748,952     $1,667,778
   Construction work in progress  . . . . . . .     23,885         55,191
                                                ----------     ----------
       Total  . . . . . . . . . . . . . . . . .  1,772,837      1,722,969
   Less:  Accumulated depreciation and
          amortization . . . . . . . . . . . .     490,825        468,978
                                                ----------     ----------
       Net utility plant  . . . . . . . . . . .  1,282,012      1,253,991
                                                ----------     ----------
OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net   . . . . .     90,094         94,383
   Other-net  . . . . . . . . . . . . . . . . .     93,458         79,376
                                                ----------     ----------
       Total other property and investments . .    183,552        173,759
                                                ----------     ----------
CURRENT ASSETS:
   Cash and equivalents   . . . . . . . . . . .      5,858         11,201
   Temporary investments  . . . . . . . . . . .     21,946         22,517
   Accounts and notes receivable-net  . . . . .     44,443         63,649
   Materials and supplies, fuel stock and
       natural gas stored . . . . . . . . . . .     23,487         19,548
   Prepayments and other  . . . . . . . . . . .     12,986          5,832
                                                ----------     ----------
       Total current assets . . . . . . . . . .    108,720        122,747
                                                ----------     ----------
DEFERRED CHARGES:
   Investment in terminated nuclear
       project-net  . . . . . . . . . . . . . .      2,811          4,829
   Regulatory assets for deferred income tax  .    174,277        177,786
   Conservation programs  . . . . . . . . . . .     64,188         47,612
   Other-net  . . . . . . . . . . . . . . . . .     67,810         57,114
                                                ----------     ----------
       Total deferred charges . . . . . . . . .    309,086        287,341
                                                ----------     ----------
         TOTAL  . . . . . . . . . . . . . . . . $1,883,370     $1,837,838
                                                ==========     ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements
   of Capitalization)   . . . . . . . . . . . . $1,449,017     $1,416,608
                                                ----------     ----------
CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . .     33,518         40,169
   Taxes accrued  . . . . . . . . . . . . . . .     23,774         19,957
   Interest accrued   . . . . . . . . . . . . .     14,995         10,046
   Other  . . . . . . . . . . . . . . . . . . .     52,543         44,548
                                                ----------     ----------
       Total current liabilities  . . . . . . .    124,830        114,720
                                                ----------     ----------
DEFERRED CREDITS:
   Investment tax credits   . . . . . . . . . .      2,383          2,456
   Deferred income taxes  . . . . . . . . . . .    292,691        288,905
   Other  . . . . . . . . . . . . . . . . . . .     13,268         14,126
                                                ----------     ----------
       Total deferred credits . . . . . . . . .    308,342        305,487
                                                ----------     ----------
MINORITY INTEREST . . . . . . . . . . . . . . .      1,181          1,023
                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 3)
              TOTAL . . . . . . . . . . . . . . $1,883,370     $1,837,838
                                                ==========     ==========


        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
Thousands of Dollars

                                                  September 30,   December 31,
                                                     1994           1993
                                                    ---------      ---------
COMMON EQUITY: (Note 2)
   Common stock, no par value:  200,000,000
       shares authorized: shares outstanding:
       1994-54,017,315; 1993-52,757,545 . . . .     $ 564,907      $ 544,609
   Note receivable from employee stock
       ownership plan   . . . . . . . . . . . .       (12,392)       (12,756)
   Capital stock expense and other paid
       in capital . . . . . . . . . . . . . . .       (10,013)        (9,898)
   Retained Earnings  . . . . . . . . . . . . .       107,130        112,424
                                                   ----------     ----------
              Total common equity . . . . . . .       649,632        634,379
                                                   ----------     ----------

PREFERRED STOCK-CUMULATIVE: (Note 2)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
       Flexible Auction Series J; 500 shares
         outstanding ($100,000 stated value)  .        50,000         50,000
                                                   ----------     ----------
              Total not subject to mandatory
                   redemption . . . . . . . . .        50,000         50,000
                                                   ----------     ----------

   Subject to mandatory redemption:
       $8.625, Series I;  500,000 shares
          outstanding ($100 stated value)   . .        50,000         50,000
       $6.95, Series K;  350,000 shares
          outstanding ($100 stated value)   . .        35,000         35,000
                                                   ----------     ----------
          Total subject to mandatory
              redemption  . . . . . . . . . . .        85,000         85,000
                                                   ----------     ----------

LONG-TERM DEBT: (Note 2)
   First Mortgage Bonds:
       4 5/8% due March 1, 1995 . . . . . . . .        10,000         10,000
       7 1/8% due December 1, 2013  . . . . . .        66,700         66,700
       7 2/5% due December 1, 2016  . . . . . .        17,000         17,000
       Secured Medium-Term Notes Series A
          4.72% to 8.06% due 1996
          through 2023  . . . . . . . . . . . .       250,000        225,000
       Secured Medium-Term Notes Series B
          7.89% to 7.95% due 2005
          through 2006  . . . . . . . . . . . .        31,000          -
                                                   ----------     ----------
          Total first mortgage bonds  . . . . .       374,700        318,700
                                                   ----------     ----------

   Pollution Control Bonds:
       6% Series due 2023 . . . . . . . . . . .         4,100          4,100

   Unsecured Medium-Term Notes:
       Series A - 7.94% to 9.58% due
          1995 through 2007   . . . . . . . . .        92,500        100,000
       Series B - 5.50% to 8.55% due 1995
          through 2023  . . . . . . . . . . . .       150,000        150,000
                                                   ----------     ----------
          Total unsecured medium-term notes . .       242,500        250,000
                                                   ----------     ----------

   Notes payable (due within one year) and
       commercial paper to be refinanced  . . .        33,000         68,001
   Other  . . . . . . . . . . . . . . . . . . .        10,085          6,428
                                                   ----------     ----------
          Total long-term debt  . . . . . . . .       664,385        647,229
                                                   ----------     ----------

TOTAL CAPITALIZATION  . . . . . . . . . . . . .    $1,449,017     $1,416,608
                                                   ==========     ==========

        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
For the Nine Months Ended September 30
Thousands of Dollars

                                                    1994           1993
                                                  --------       --------
OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . .   $ 50,491       $ 59,191
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
       Depreciation and amortization  . . . . .     52,140         49,435
       Provision for deferred income taxes  . .      7,198          7,606
       Allowance for equity funds used during
          construction  . . . . . . . . . . . .     (1,110)          (926)
       Power and natural gas cost deferrals and
          amortization  . . . . . . . . . . . .      2,163         (5,266)
       Deferred revenues and other-net  . . . .     (3,487)        (3,747)
       (Increase) decrease in working capital
          components:
          Receivables and prepaid
              expenses-net  . . . . . . . . . .     18,140         26,930
          Materials & supplies, fuel stock
              and natural gas stored  . . . . .     (3,967)        (5,798)
          Payables and other accrued
              liabilities . . . . . . . . . . .      2,126         (8,407)
          Other-net . . . . . . . . . . . . . .     (2,770)         5,913
                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . .    120,924        124,931
                                                  --------       --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding
       AFUDC-equity funds)  . . . . . . . . . .    (67,771)       (70,755)
   Other capital requirements   . . . . . . . .    (18,470)       (21,128)
   (Increase) decrease in other noncurrent
       balance sheet items-net  . . . . . . . .    (17,305)         8,507
   Assets acquired and investments in
       subsidiaries (Note 4)  . . . . . . . . .     (9,708)        (8,186)
                                                 ---------       --------
NET CASH USED IN INVESTING ACTIVITIES . . . . .   (113,254)       (91,562)
                                                 ---------       --------

FINANCING ACTIVITIES:
   Increase (decrease) in commercial paper,
       notes payable and bank borrowings-net  .    (35,001)        28,000
   Sale of unsecured medium-term notes  . . . .      -             25,000
   Redemption and maturity of unsecured
       medium-term notes  . . . . . . . . . . .     (7,500)       (50,000)
   Sale of secured medium-term notes (a
       series of first mortgage bonds)  . . . .     56,000        174,000
   Redemption of mortgage bonds   . . . . . . .      -           (170,000)
   Redemption premiums  . . . . . . . . . . . .      -             (9,595)
   Sale of common stock - Net of ESOP note
       receivable . . . . . . . . . . . . . . .     12,043         19,575
   Miscellaneous-net  . . . . . . . . . . . . .      8,666         (8,037)
                                                  --------       --------
NET FINANCING ACTIVITIES BEFORE CASH
   DIVIDENDS    . . . . . . . . . . . . . . . .     34,208          8,943
      Less cash dividends paid  . . . . . . . .    (47,221)       (46,201)
                                                  --------       --------
NET CASH USED IN FINANCING ACTIVITIES . . . . .    (13,013)       (37,258)
                                                  --------       --------

NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS  . . . . . . . . . . . . . . . .     (5,343)        (3,889)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD . .     11,201          8,354
                                                  --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD . . . . .   $  5,858       $  4,465
                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid during the period:
       Interest . . . . . . . . . . . . . . . .    $30,095        $33,327
       Income taxes . . . . . . . . . . . . . .    $22,919        $22,894
   Non-cash financing and investing activities      $8,618        $10,538


        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
For the Three Months Ended September 30
Thousands of Dollars

                                                     1994           1993
                                                  ----------     ----------
OPERATING REVENUES:
   Electric   . . . . . . . . . . . . . . . . .   $  103,960       $ 97,832
   Natural gas  . . . . . . . . . . . . . . . .       21,158         20,590
   Non-utility  . . . . . . . . . . . . . . . .       17,216          5,085
                                                  ----------       --------
       Total operating revenues . . . . . . . .   $  142,334       $123,507
                                                  ==========       ========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
       Power purchased  . . . . . . . . . . . .   $   28,190       $ 23,393
       Fuel for generation  . . . . . . . . . .       10,201          8,944
       Other electric . . . . . . . . . . . . .       15,363         17,589
   Natural gas:
       Natural gas purchased for resale . . . .       13,045         11,113
       Other natural gas  . . . . . . . . . . .        3,626          3,364
   Non-utility  . . . . . . . . . . . . . . . .       10,297            239
                                                  ----------      ---------
       Total operations and maintenance
           expenses . . . . . . . . . . . . . .   $   80,722      $  64,642
                                                  ==========      =========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric   . . . . . . . . . . . . . . . . .   $    7,466      $   7,970
   Natural gas  . . . . . . . . . . . . . . .          2,146          2,291
   Non-utility  . . . . . . . . . . . . . . . .        3,049          3,491
                                                  ----------      ---------
       Total administrative and general
           expenses . . . . . . . . . . . . . .   $   12,661      $  13,752
                                                  ==========      =========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric   . . . . . . . . . . . . . . . . .   $   12,132      $  12,272
   Natural gas  . . . . . . . . . . . . . . . .        2,090          2,242
   Non-utility  . . . . . . . . . . . . . . . .          818            503
                                                  ----------      ---------
       Total depreciation and amortization
           expenses . . . . . . . . . . . . . .   $   15,040      $  15,017
                                                  ==========      =========

INCOME FROM OPERATIONS:
   Electric   . . . . . . . . . . . . . . . . .   $   21,341      $  19,646
   Natural gas  . . . . . . . . . . . . . . . .       (1,148)           192
   Non-utility  . . . . . . . . . . . . . . . .        2,780            565
                                                   ---------       --------
       Total income from operations . . . . . .   $   22,973      $  20,403
                                                  ==========      =========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations   . . . . . . . . . . . .   $    2,626      $   3,582
   Non-utility operations   . . . . . . . . . .        3,292          1,730
                                                  ----------      ---------
       Total income available for common stock    $    5,918      $   5,312
                                                  ==========      =========

ASSETS: (1993 amounts at December 31)
   Electric   . . . . . . . . . . . . . . . . .   $1,397,186     $1,375,502
   Natural gas  . . . . . . . . . . . . . . . .      244,688        207,101
   Common plant   . . . . . . . . . . . . . . .       24,703              0
   Other utility assets   . . . . . . . . . . .       70,906         52,092
   Non-utility assets   . . . . . . . . . . . .      145,887        129,179
                                                  ----------     ----------
       Total assets . . . . . . . . . . . . . .   $1,883,370     $1,763,874
                                                  ==========     ==========

CAPITAL EXPENDITURES (excluding AFUDC):
   Electric   . . . . . . . . . . . . . . . . .   $   17,459     $   21,627
   Natural gas  . . . . . . . . . . . . . . . .        8,649          8,169
   Common plant   . . . . . . . . . . . . . . .        5,189          6,110
   Non-utility  . . . . . . . . . . . . . . . .        1,476            726
                                                  ----------     ----------
       Total capital expenditures . . . . . . .   $   32,773     $   36,632
                                                  ==========     ==========

        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
For the Nine Months Ended September 30
Thousands of Dollars

                                                     1994           1993
                                                  ----------     ----------
OPERATING REVENUES:
   Electric   . . . . . . . . . . . . . . . . .     $330,006       $343,845
   Natural gas  . . . . . . . . . . . . . . . .      100,937         90,139
   Non-utility  . . . . . . . . . . . . . . . .       49,461         29,377
                                                    --------       --------
       Total operating revenues . . . . . . . .     $480,404       $463,361
                                                    ========       ========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
       Power purchased  . . . . . . . . . . . .     $ 74,447       $ 86,786
       Fuel for generation  . . . . . . . . . .       28,721         24,013
       Other electric . . . . . . . . . . . . .       45,809         49,454
   Natural gas:
       Natural gas purchased for resale . . . .       59,142         46,097
       Other natural gas  . . . . . . . . . . .       10,405         10,370
   Non-utility  . . . . . . . . . . . . . . . .       31,406         11,678
                                                    --------       --------
       Total operations and maintenance
           expenses . . . . . . . . . . . . . .     $249,930       $228,398
                                                    ========       ========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric   . . . . . . . . . . . . . . . . .     $ 25,569       $ 23,462
   Natural gas  . . . . . . . . . . . . . . .          7,730          7,093
   Non-utility  . . . . . . . . . . . . . . . .        9,741          8,827
                                                    --------       --------
       Total administrative and general
           expenses . . . . . . . . . . . . . .     $ 43,040       $ 39,382
                                                    ========       ========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric   . . . . . . . . . . . . . . . . .     $ 36,215       $ 34,889
   Natural gas  . . . . . . . . . . . . . . . .        6,116          6,610
   Non-utility  . . . . . . . . . . . . . . . .        2,203          2,277
                                                    --------       --------
       Total depreciation and amortization
           expenses . . . . . . . . . . . . . .     $ 44,534       $ 43,776
                                                    ========       ========

INCOME FROM OPERATIONS:
   Electric   . . . . . . . . . . . . . . . . .     $ 91,887       $ 98,544
   Natural gas  . . . . . . . . . . . . . . . .       11,492         13,944
   Non-utility  . . . . . . . . . . . . . . . .        5,298          5,556
                                                    --------       --------
       Total income from operations . . . . . .     $108,677       $118,044
                                                    ========       ========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations   . . . . . . . . . . . .     $ 37,185       $ 44,290
   Non-utility operations   . . . . . . . . . .        6,901          8,641
                                                    --------       --------
       Total income available for common stock      $ 44,086       $ 52,931
                                                    ========       ========

ASSETS: (1993 amounts at December 31)
   Electric   . . . . . . . . . . . . . . . . .   $1,397,186     $1,375,502
   Natural gas  . . . . . . . . . . . . . . . .      244,688        207,101
   Common plant   . . . . . . . . . . . . . . .       24,703              0
   Other utility assets   . . . . . . . . . . .       70,906         52,092
   Non-utility assets   . . . . . . . . . . . .      145,887        129,179
                                                  ----------     ----------
       Total assets . . . . . . . . . . . . . .   $1,883,370     $1,763,874
                                                  ==========     ==========

CAPITAL EXPENDITURES (excluding AFUDC):
   Electric   . . . . . . . . . . . . . . . . .     $ 54,591       $ 53,437
   Natural gas  . . . . . . . . . . . . . . . .       22,229         19,785
   Common plant   . . . . . . . . . . . . . . .       14,271         14,737
   Non-utility  . . . . . . . . . . . . . . . .        7,443          1,709
                                                    --------       --------
       Total capital expenditures . . . . . . .     $ 98,534       $ 89,668
                                                    ========       ========

        The Accompanying Notes are an Integral Part of These Statements.

THE WASHINGTON WATER POWER COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended September 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (FPC, predecessor of the Federal Energy Regulatory Commission (FERC)) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million. On September 24, 1994, in a companion case involving similar issues, the Federal District Court for Idaho dismissed an action by the Tribe against the Idaho Power Company. The Company intends to file a similar motion for summary judgment or dismissal. Since discovery is not yet complete, should this matter proceed to trial the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

LITTLE FALLS PROJECT

Pending before the U. S. District Court in the Eastern District of Washington is the case of Spokane Tribe of Indians v. WWP. This matter involves a claim of the Spokane Tribe of Indians for damages arising out of the Company's Little Falls Hydroelectric Development that was constructed on the Spokane River pursuant to a 1905 Act of Congress. The Tribe claimed the Company's dam interfered with Indian fishing rights and sought a declaratory judgment and quiet title to part of the property comprising the Little Falls Hydroelectric Development. However, WWP, the Tribe and the Bureau of Indian Affairs signed a settlement agreement on September 9, 1994 which provides for an initial payment of $1.0 million to the Tribe plus an additional $3.2 million will be paid over the next five years for fish and wildlife enhancement projects. An accrual of $4.2 million was made during June 1994 and is reflected in the Company's financial statements. Thereafter, annual payments will also be made to the Tribe, which will be tied to generation at the Little Falls Project and escalate at the rate of 4.1 percent per year, with the first installment of $375,000 to be made by January 31, 1995. By the end of 1994 it is expected that the Secretary of the Interior and the Tribe will execute an irrevocable easement and license to WWP to the property comprising the Little Falls Hydroelectric Development. After the execution of the easement and license, the lawsuit will be dismissed with prejudice.

STEAM HEAT PLANT

The Company recently completed an updated investigation of an oil spill that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the leak. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests confirm that the oil has migrated beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which will provide for additional remedial investigation and a feasibility study. Public comment on the Consent Decree has been received and the Consent Decree was entered on November 8, 1994, which provides for 22 additional soil borings to be made around the site. In December 1993, the Company established a reserve of $2.0 million.

FIRESTORM

On October 16, 1991, gale-force winds struck a five-county area in Eastern Washington and a seven-county area in

THE WASHINGTON WATER POWER COMPANY

northern Idaho. These winds were responsible for causing 92 separate wildland fires, resulting in two deaths and the loss of 114 homes and other structures, some of which were located in the Company's service territory. On October 13, 1993, three separate class action lawsuits were filed by private individuals in the Superior Court of Spokane County in connection with fires occurring in the Midway, Nine Mile and Chattaroy regions of eastern Washington. Service of these suits, together with a fourth suit, occurred on January 7, 1994. The Company was subsequently served with eight additional suits in connection with such fires prior to the expiration of the statute of limitations on October 16, 1994. Complainants allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. The Superior Court has indicated that it intends to certify the four initial lawsuits as class actions, but a motion for reconsideration is pending and will be the subject of a motion for discretionary appellate review. The Company intends to vigorously defend against all such pending claims. Since the discovery is not yet complete, the Company is unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

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

NOTE 4.  ACQUISITIONS

On February 15, 1994, the Company announced it had reached agreement to acquire the northern Idaho electric properties of Pacific Power & Light Company, an operating division of PacifiCorp (Pacific). The adjusted cash purchase price will be approximately $30 million, subject to adjustments upon closing. The approximate book value of the assets is $23.1 million. Pacific's northern Idaho electric system currently serves approximately 9,600 customers. Approval of the acquisition was received from the FERC on July 22, 1994. On October 5, 1994, the Idaho Public Utilities Commission (IPUC) issued an order approving the purchase subject to various conditions. Both Pacific and the Company have asked for reconsideration of some conditions of the order and closing of the transaction will not occur unless and until certain issues are favorably resolved on reconsideration by the IPUC. The Company believes this acquisition will not have a material impact on its financial position or its results of operations.

NOTE 5.  PROPOSED MERGER

As previously reported in the Company's Current Report on Form 8-K dated June 27, 1994 (Form 8-K), the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC), a subsidiary of SPR, and a newly-formed subsidiary of the Company, WPM Corp. (renamed Resources West Energy Corporation (Resources West) on August 1, 1994), entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994 and as amended October 4, 1994 (Merger Agreement) providing for the combination of the Company, SPR and SPPC. Pursuant to the Merger Agreement, each of the Company, SPR and SPPC will be merged with and into Resources West, with Resources West being the surviving corporation.

The merger is subject to certain customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals, including the approval of FERC and approvals of the state utility commissions of California, Idaho, Montana, Nevada, Oregon and Washington. Approvals from the common and preferred shareholders of the merging companies will be sought at shareholder meetings, which are currently scheduled to be held on November 18, 1994. Applications seeking approval of the merger were filed with FERC on August 4, 1994 and in Idaho, Nevada, Oregon and Washington on August 10, 1994; the California application was filed on August 29, 1994. The Montana application was filed on September 1, 1994 and an order was issued by the Montana Public Service Commission on October 17, 1994 stating that it would not exercise jurisdiction over the merger. A number of entities have intervened or expressed their intent to intervene either at the federal level or before the various state commissions. However, the approvals in the other jurisdictions and the implementation process are expected to be completed by the fourth quarter of 1995.

The merger will be accounted for using the pooling-of-interests method of accounting.

THE WASHINGTON WATER POWER COMPANY


See the Form 8-K, or the Registration Statement on Form S-4 of Resources West (Registration No. 33-55763) including the prospectus of Resources West and the Joint Proxy Statement of the Company, SPR and SPPC, for additional details relating to the terms of the proposed merger.

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


RESULTS OF OPERATIONS

OVERALL OPERATIONS

         Overall earnings per share for the third quarter of 1994 increased to $0.11 from $0.10 in 1993. Total earnings per share for the first nine months of 1994 decreased to $0.83 from $1.03 for the same period in 1993. The year-to-date change was primarily the result of unfavorable weather conditions and decreased electric wholesale sales during the first quarter of 1994. Weather during the first nine months of 1994 was 22% warmer than for the comparable period in 1993. The warm weather reduced customer usage during the first half of the year, but increased residential and commercial electric sales during the third quarter, and had a significant impact on electric and natural gas revenues. The 1993 year-to-date results also reflect a large short-term wholesale sale of energy during the first quarter of 1993 that increased wholesale revenues for that period but did not recur in 1994.

         Utility income available for common stock contributed $0.05 to earnings per share for the third quarter of 1994 compared to $0.07 in the third quarter of 1993. Non-utility income available for common stock contributed $0.06 to earnings per share for the third quarter of 1994 compared with $0.03 for the same period in 1993. For the first nine months of 1994, utility income available for common stock contributed $0.70 to earnings per share compared to $0.86 during 1993. Non-utility income available for common stock contributed $0.13 to earnings per share for the first nine months of 1994 compared with $0.17 in 1993. The year-to-date decline in utility earnings is primarily due to unfavorable weather conditions during the first half of the year and decreased electric wholesale sales during the first quarter of 1994, as discussed above. The decrease in non-utility results is primarily due to transactional gains recorded by Pentzer Corporation (Pentzer) in 1993.

THE WASHINTGON WATER POWER COMPANY


ELECTRIC OPERATIONS
Operating income summary
(Dollars in thousands)

                                           Three months ended                           Nine months ended
                                              September 30               Change            September 30                Change
                                              ------------               ------            ------------                ------
                                            1994         1993      Amount       %        1994        1993        Amount       %
                                          -------      -------     ------       -      ---------    --------     ------       -
Operating Revenues  . . . . . . . . .     $103,960     $97,832     $6,128       6      $330,006     $343,845    $(13,839)    (4)
Operating Expenses:
    Purchased power . . . . . . . . .       28,190      23,393      4,797      21        74,447       86,786     (12,339)   (14)
    Fuel for generation . . . . . . .       10,201       8,944      1,257      14        28,721       24,013       4,708     20
    Other operating and maintenance .       15,363      17,589     (2,226)    (13)       45,809       49,454      (3,645)    (7)
    Administrative and general  . . .        7,466       7,970       (504)     (6)       25,569       23,462       2,107      9
    Depreciation and amortization . .       12,132      12,272       (140)     (1)       36,215       34,889       1,326      4
    Taxes other than income . . . . .        9,267       8,018      1,249      16        27,358       26,697         661      2
                                          --------     -------     ------              --------     --------    --------
         Total operating expenses . .       82,619      78,186      4,433       6       238,119      245,301      (7,182)    (3)
                                          --------     -------     ------              --------     --------    --------

Income from operations  . . . . . . .       21,341      19,646      1,695       9        91,887       98,544      (6,657)    (7)
    Electric operating income taxes.         4,291       4,550       (259)     (6)       24,732       27,456      (2,724)   (10)
                                          --------     -------     ------              --------     --------     -------
Net operating income (1)  . . . . . .     $ 17,050     $15,096     $1,954      13      $ 67,155     $ 71,088     $(3,933)    (6)
                                          ========     =======     ======              ========     ========     =======

(1) Does not include interest expense or other income.

Electric operating revenues increased $6.1 million in the third quarter of 1994 over 1993. Residential and commercial revenues rose by a combined $5.7 million due to increased kWh sales resulting from warmer weather and customer growth. Temperatures were 73% warmer in the third quarter of 1994 compared to the same period in 1993, which resulted in higher loads due to air conditioning use. Residential customers increased by approximately 5,850, or 3%, and commercial customers grew by over 600 customers, or 2%, in the third quarter of 1994 as compared to third quarter 1993. Wholesale revenues decreased by $0.8 million, or 4%, as kWh sales decreased by 30%, but were partially offset by average prices that were 38% higher in the third quarter of 1994 than during the same period in 1993. The decreased wholesale sales and higher average prices were the result of significantly decreased hydroelectric generation due to low streamflows. Precipitation in the area during 1994 has been less than two-thirds of normal and streamflows on the Spokane River reached their lowest levels in 66 years this past summer.

Year-to-date, revenues decreased in all classes except commercial for 1994 as compared to 1993. Weather that was 22% warmer than in 1993 contributed to a $6.5 million, or 6%, decrease in residential revenues. Commercial revenues increased by $3.6 million during the first nine months of 1994 as compared to 1993, due to air conditioning load during the third quarter of 1994 and customer growth. Wholesale revenues decreased by $15.7 million, or 19%, during the first nine months of 1994 when compared to the same period in 1993, due primarily to a large sale of surplus energy over a six-week period in the first quarter of 1993 which was not repeated in 1994.


                ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS

              Class                                                   Increase (Decrease) from prior year
              -----                                                   -----------------------------------

                                               Three months ended September 30, 1994          Nine months ended September 30, 1994
                                               -------------------------------------          ------------------------------------
                                                   REVENUE             KWH SALES                 REVENUE              KWH SALES
                                                   -------             ---------                 -------              ---------
                                                                        (Dollars and kWhs in millions)
Residential . . . . . . . . . . . . .            $2.6         9%        59.0    10%          $(6.5)        (6)%       (93.7)   (4)%
Commercial  . . . . . . . . . . . . .             3.1        10         65.2    11             3.6          4          79.4     5
Industrial  . . . . . . . . . . . . .             0.9         6         24.1     6            (0.2)        (1)         37.8     3
Other utilities . . . . . . . . . . .            (0.8)       (4)      (227.6)  (30)          (15.7)       (19)       (409.5)  (16)

THE WASHINGTON WATER POWER COMPANY


Purchased power expense increased by $4.8 million and fuel costs were up by $1.3 million in the third quarter of 1994, primarily due to significantly decreased hydroelectric generation due to low streamflows. In October 1989, the Idaho Public Utilities Commission (IPUC) approved a power cost adjustment mechanism (PCA) which allows the Company to change rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA decreased other operating and maintenance expenses in the third quarter of 1994 by $2.7 million over the comparable period of 1993 as a result of low streamflows and higher wholesale market prices.

Purchased power decreased by $12.3 million in the first nine months of 1994 and fuel expense increased $4.7 million. Purchased power expense declined primarily due to the purchase of energy to complete a large sale of wholesale energy in the first quarter of 1993 that was not repeated in 1994. Fuel expense increased from 1993 due to increased generation from thermal plants due to low streamflows in 1994. The PCA decreased other operating and maintenance expenses by $3.0 million during the first nine months of 1994 as compared to 1993 due primarily to low streamflows and higher wholesale market prices. The decreased amount of power purchased in 1994 resulted in lower transmission costs, which caused a portion of the decrease in other operating and
maintenance expenses.   Administrative and general expenses increased by $2.1
million in the first nine months of 1994 primarily due to labor-related costs.


NATURAL GAS OPERATIONS
Operating income summary
(Dollars in thousands)

                                              Three months ended                         Nine months ended
                                                 September 30            Change            September 30            Change
                                                 ------------            ------            ------------            ------
                                               1994       1993       Amount     %       1994      1993        Amount      %
                                              -------    -------     ------     --    --------   --------     -------    --
Operating Revenues  . . . . . . . . . .       $21,158    $20,590      $  568     3    $100,937    $90,139     $10,798    12
Operating Expenses:
   Natural gas purchased  . . . . . . .        13,045     11,113       1,932    17      59,142     46,097      13,045    28
   Other operating and maintenance  . .         3,626      3,364         262     8      10,405     10,370          35    -
   Administrative and general . . . . .         2,146      2,291        (145)   (6)      7,730      7,093         637     9
   Depreciation and amortization  . . .         2,090      2,242        (152)   (7)      6,116      6,610        (494)   (7)
   Taxes other than income  . . . . . .         1,399      1,388          11     1       6,052      6,025          27    -
                                              -------     ------     -------           -------    -------     -------
        Total operating expenses  . . .        22,306     20,398       1,908     9      89,445     76,195      13,250    17
                                              -------     ------     -------           -------    -------     -------

Income from operations  . . . . . . . .        (1,148)       192      (1,340)    -      11,492     13,944      (2,452)  (18)
Natural gas oper. income taxes. . . . .        (1,063)      (692)       (371)  (54)      2,654      3,073        (419)  (14)
                                              -------     ------     -------           -------    -------     -------
Net operating income (1)  . . . . . . .       $   (85)    $  884     $  (969)    -     $ 8,838    $10,871     $(2,033)  (19)
                                              =======     ======     =======           =======    =======     =======

Actual Heating Degree Days (2)  . . . .           120        451       (331)   (73)      3,626      4,653     (1,027)   (22)
Historical Heating Degree Days (3)  . .           309        289                         4,243      4,324
Actual Degree Days as a Percent
   of Historical Degree Days  . . . . .           39%       156%                           85%       108%

(1) Does not include interest expense or other income.
(2) Heating degree days information is for Spokane area.
(3) Historical degree days represent the 30-year average.


Total natural gas revenues increased by $0.6 million in the third quarter of
1994 over the third quarter of 1993.   Natural gas revenues from WWP
(Washington and Idaho) operations increased by $1.1 million, or 8% in the third quarter of 1994. WPNG revenues (Oregon and California) decreased by $0.5 million, or 9%, in the third quarter of 1994 as compared to the same period in 1993. In each service area, revenues were unfavorably impacted by warmer than normal weather during the third quarter of 1994, as compared to 1993, that was not offset by customer growth. WWP operations were able to offset the negative effects of warmer weather with sales of natural gas to other utilities, which began in June 1994 (see table on next page). These revenues were offset by like increases in purchased gas expense. Margins from these transactions will be credited back to customers through rate changes for the cost of gas. The average number of customers increased in both areas in the residential and commercial classes in the third quarter of 1994 as compared to 1993. WWP residential customers rose 11,600, or 11%, while WPNG residential customers increased by approximately 4,700 or 8%. WWP commercial customers increased by approximately 550, or 4%, and WPNG commercial customers rose by over 350, or 4%.

THE WASHINGTON WATER POWER COMPANY


Total natural gas revenues increased during the first nine months of 1994 over the same time period in 1993. WWP revenues increased by $9.1 million, or 15%, while revenues from WPNG increased by $1.7 million, or 5%, during the first nine months of 1994 compared to the same period in 1993. The increased revenues were due to customer growth and higher average prices than last year, which offset the impact of year-to-date temperatures in 1994 that were 22% warmer than in 1993. WWP and WPNG residential and commercial customers grew by approximately 11% and 8%, respectively, during the first nine months of 1994 compared to the same period in 1993. Customer growth in the WWP service area during the three and nine-month periods ended September 30, 1994 was primarily the result of the Company's emphasis on conversions from electric service to natural gas. Recent revisions in the Company's demand side management programs may lessen the pace of conversions in the future.


        NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS

                                     Three months ended September 30, 1994             Nine months ended September 30, 1994
                                     -------------------------------------             ------------------------------------
                                       REVENUE                THERM SALES                 REVENUE               THERM SALES
                                       -------                -----------                 -------               -----------
                                                               (Dollars and therms in millions)

Residential . . . . . . . . . .     $(1.3)     (16)%        (4.6)     (29)%           $4.1       10%           (7.0)    (7)%
Commercial  . . . . . . . . . .      (0.6)     (10)         (2.4)     (14)             4.0       14            (0.7)    (1)
Industrial - firm . . . . . . .      (0.1)      (9)         (0.6)     (15)            (0.2)      (4)           (2.2)   (16)
Industrial - interruptible  . .       0.1        9           2.7       84             (0.5)     (14)           (0.4)    (4)
Other utilities . . . . . . . .       2.7        -          19.4        -              3.8        -            25.5      -
Transportation  . . . . . . . .      (0.1)      (4)         (2.2)      (5)            (0.1)      (2)           (8.1)    (5)

Natural gas purchased expense increased by $1.9 million, or 17%, in the third quarter of 1994 as compared to third quarter 1993. The increased cost was primarily the result of an increase in therm sales of 12.4 million, or 15%, primarily due to sales to other utilities. Income tax expense decreased $0.4 million, or 54%, due to decreased operating income in the third quarter of 1994.

Natural gas purchased expense increased $13.0 million, or 28%, in the first nine months of 1994. The higher purchased gas costs resulted primarily from increased therm sales of 6.7 million therms, or 2%, primarily due to sales to other utilities. Income tax expense decreased $0.4 million, or 14%, during the first nine months of 1994 due to decreased operating income for the nine-month period.


NON-UTILITY OPERATIONS
Operating income summary
(Dollars in thousands)

                                      Three months ended                             Nine months ended
                                         September 30              Change               September 30                Change
                                         ------------              ------               ------------                ------
                                      1994         1993       Amount      %           1994        1993         Amount     %
                                     ------       ------      ------      -         -------      ------        ------     -
Operating revenues  . . . . . .      $17,216       $5,085     $12,131     -          $49,461      $29,377      $20,084     68
Operating expenses  . . . . . .       14,436        4,520       9,916     -           44,163       23,821       20,342     85
                                     -------       ------     -------                -------      -------      -------
Operating income  . . . . . . .        2,780          565       2,215     -            5,298        5,556         (258)    (5)
Other income - net  . . . . . .        2,183        1,797         386     21           5,121        3,175        1,946     61
                                     -------       ------     -------                -------      -------      -------
Income before income taxes  . .        4,963        2,362       2,601     -           10,419        8,731        1,688     19
Income tax provision (benefit)         1,671          632       1,039     -            3,518           90        3,428     -
                                     -------       ------     -------                -------      -------      -------
Net income  . . . . . . . . . .      $ 3,292       $1,730     $ 1,562     90         $ 6,901      $ 8,641      $(1,740)   (20)
                                     =======       ======     =======                =======      =======      =======

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

Pentzer's earnings for the third quarter of 1994 exceeded 1993 by $1.7 million primarily as a result of improved earnings from its portfolio of investments. In addition, 1994 transactional gains exceeded 1993 transactional gains by $0.8 million.

Pentzer's earnings for the first nine months of 1994 were less than 1993 by $1.5 million primarily due to the impact in 1993 of transactional gains of $2.8 million, after-tax, and the recognition in 1993 of an income tax benefit of $2.2 million due to tax loss carryforwards in a subsidiary. Transactional gains through the first nine months of 1994 totaled $2.1 million. The year-to-date 1994 non-transactional earnings from Pentzer's portfolio of investments exceeded 1993 by $1.4 million.

In March 1994, Pentzer acquired The Form House, Inc., a bindery services company that serves customers in the advertising, printing, publishing and direct mail industries. In June 1994, Pentzer acquired Safety Speed Cut Manufacturing Co., Inc., a designer and manufacturer of panel saws, routers and accessories.

THE WASHINGTON WATER POWER COMPANY


LIQUIDITY AND CAPITAL RESOURCES.

UTILITY
On August 25, 1994, the Company issued the remaining $4 million of Secured Medium Term Notes, Series A with a twelve year maturity and a 7.90% coupon rate plus an additional $26 million of Secured Medium Term Notes, Series B (Series
B) with a twelve year maturity and a 7.89% coupon rate. On November 3, 1994, the Company issued $5 million of Series B with a three year maturity and a 7.52% coupon rate.

On August 4 and 9, 1994, respectively, $5 million of 8.95% and $2.5 million of 8.90% Unsecured Medium Term Notes, Series A Due 1999 were redeemed at 100% of their principal amount.

The Company has a number of common stock ownership plans which provide additional equity to fund the Company's capital expenditure program. These include a Dividend Reinvestment and Stock Purchase Plan, a Periodic Offering Program, and an Investment and Employee Stock Ownership Plan. During the first nine months of 1994, the Company issued and sold over 1,300,000 shares of Common Stock for proceeds of over $21 million under these plans.

Capital expenditures are financed on an interim basis with short-term debt.
The Company has $160 million in committed lines of credit, a portion of which backs up a $50 million commercial paper facility. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of September 30, 1994, $23 million was outstanding under the other short-term borrowing arrangements and $10 million was outstanding under the committed lines of credit but there was no outstanding balance under the commercial paper facility.

In the third quarter of 1994 the Company executed a sale and leaseback agreement relating to certain qualifying internally developed customer service and other related software systems. The lease qualifies as an operating lease and the lease payments will be recorded as an operating expense. As of September 30, 1994, systems with a cost of $15.4 million had been sold and leased under this agreement. An additional $5.6 million of systems may be sold or leased under this agreement.

During the 1994-1996 period, capital expenditures are currently estimated to be $278 million, a reduction from the original forecast as detailed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. Internally-generated funds are currently estimated to provide 57% of the funds required for the Company's capital expenditures program from 1994-1996, during which time external financing will be required to fund $90 million of long-term debt maturities, preferred stock sinking fund requirements and the remaining portion of capital expenditures.

NON-UTILITY

The non-utility operations have $44.0 million in short-term borrowing arrangements available ($21.1 million in current liabilities outstanding at September 30, 1994) to fund capital expenditures and other corporate requirements on an interim basis. At September 30, 1994, the non- utility operations had $26.9 million in cash and marketable securities and $13.2 million in long-term debt outstanding.

The 1994-1996 non-utility capital expenditures are expected to be $8 million, and $1 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Outstanding shares of the Company's no par value Common Stock are listed on both the New York Stock Exchange and the Pacific Stock Exchange.

REGULATORY PROCEEDINGS.

On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and Resources West. Applications seeking approval of the merger have been filed with the FERC and with the state utility commissions in the states of California, Idaho, Montana, Nevada, Oregon and Washington. See Note 5 to Financial Statements contained in Item 1 of Part I of this Report for additional information.

THE WASHINGTON WATER POWER COMPANY


On October 5, 1994, the IPUC issued an order giving conditional approval regarding the Company's proposed acquisition of the northern Idaho properties of Pacific. See Note 4 to Financial Statements for additional information.

In August 1994, the IPUC issued a ruling to the Idaho Power Company that effectively canceled the proposed long-term sale of capacity and energy from the Company which was announced on March 25, 1994 and disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

Natural Gas Service

In mid-July, the Company filed natural gas trackers with the Washington Utilities and Transportation Commission (WUTC) and the California Public Utilities Commission (CPUC) primarily to reflect changes in the cost of purchased natural gas during the past year. The trackers in Washington and California reflect approximately a 9% increase but will result in no additional net income to the Company. At the same time a natural gas tracker was filed with the IPUC for a 4% decrease primarily due to a change in cost determination methodology which resulted in an over-collection of past purchased natural gas costs. The tracker in Washington was approved on August 31, 1994, effective September 1, 1994, authorizing an 8.75% overall increase. The tracker in Idaho was approved and became effective on September 1, 1994 authorizing a 3.98% decrease. The CPUC application is expected to be approved effective January 1, 1995.

On August 16, 1994, the Public Utility Commission of Oregon (OPUC) approved Pilot High Efficiency Space Heating and High Efficiency Water Heating Equipment Programs. Both programs began on August 17, 1994, will run through December 30, 1996 and are available to qualifying residential customers.

In mid-October, the Company filed a natural gas tracker with the OPUC requesting a 5.75% increase and a December 1, 1994 effective date. As with the earlier applications, this tracker primarily reflects changes in the cost of purchased natural gas during the past year and will result in no additional net income to the Company.

Electric Service

On July 18, 1994, the IPUC approved an indefinite extension of the Company's Power Cost Adjustment (PCA) mechanism with minor modifications beginning August 1, 1994. The modifications sought by the Company included elimination of the contract tracker portion, which was approved by the Commission, and inclusion of incremental costs of combustion turbine resources, which was rejected by the Commission at this time. On September 15, 1994, a notice was filed with the IPUC that the $2.2 million surcharge trigger had been exceeded and requested a PCA increase effective for a twelve month period beginning December 1, 1994.

On October 24, 1994, the Company filed an application with both the WUTC and the IPUC for a new Demand-Side Management Tariff Rider. This special tariff would be used solely to cover costs directly associated with current customer efficiency programs, which are estimated to be approximately $5.7 million.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                  12 Months Ended
                                                                  ---------------
                                                     September 30,           December 31,
                                                          1994                   1993
                                                          ----                   ----
   Ratio of Earnings to Fixed Charges                     3.21 (x)               3.45 (x)
   Ratio of Earnings to Fixed Charges and
        Preferred Dividend Requirements                   2.56 (x)               2.77 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.

THE WASHINGTON WATER POWER COMPANY


PRO FORMA CONSOLIDATED FINANCIAL INFORMATION.

The pro forma financial information on the following pages combines the historical consolidated balance sheets of the Company and SPR after giving effect to the Merger as if the Merger had occurred on September 30, 1994 and the historical consolidated income statements as if the Merger had occurred at the beginning of the periods presented. The pro forma financial information should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 1 of Part I of this Report and SPR's consolidated financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act of 1934, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR.

RESOURCES WEST ENERGY CORPORATION
PRO FORMA CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 1994
(thousands of dollars)
(unaudited)

                                                                 WWP        SPR      PRO FORMA
                                                             ---------- ----------  ----------
ASSETS:
PROPERTY:
 Utility plant in service-net............................    $1,748,952 $1,752,460  $3,501,412
 Construction work in progress...........................        23,885     62,549     $86,434
                                                             ---------- ----------  ----------
  Total..................................................     1,772,837  1,815,009   3,587,846
 Less: accumulated depreciation and amortization.........       490,825    498,550     989,375
                                                             ---------- ----------  ----------
  Net utility plant......................................     1,282,012  1,316,459   2,598,471
                                                             ---------- ----------  ----------
OTHER PROPERTY AND INVESTMENTS:
 Investment in exchange power-net........................        90,094       -         90,094
 Other-net...............................................        93,458     20,634     114,092
                                                             ---------- ----------  ----------
  Total other property and investments...................       183,552     20,634     204,186
                                                             ---------- ----------  ----------
CURRENT ASSETS:
 Cash and temporary investments..........................        27,804     10,366      38,170
 Accounts and notes receivable-net of
   uncollectibles (Note 3)...............................        44,443     52,355      96,798
 Materials, supplies, fuel and natural gas
  inventories (average cost)..............................       23,487     31,293      54,780
 Prepayments and other...................................        12,986      5,522      18,508
                                                             ---------- ----------  ----------
  Total current assets...................................       108,720     99,536     208,256
                                                             ---------- ----------  ----------
DEFERRED CHARGES:
 Deferred energy costs...................................        10,209     33,690      43,899
 Regulatory assets for deferred income tax ..............       174,277     70,479     244,756
 Other regulatory assets.................................         8,221     45,260      53,481
 Conservation programs...................................        64,188     10,003      74,191
 Other-net...............................................        52,191     15,123      67,314
                                                             ---------- ----------  ----------
  Total deferred charges.................................       309,086    174,555     483,641
                                                             ---------- ----------  ----------
   TOTAL.................................................    $1,883,370 $1,611,184  $3,494,554
                                                             ========== ==========  ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION:
 Common stock and additional paid in capital (Note 4)....      $564,907   $448,622   1,013,529
 Other shareholders equity (includes retained earnings)..        84,725     49,909     134,634
 Preferred stock - not subject to mandatory redemption...        50,000     73,115     123,115
 Preferred stock - subject to mandatory redemption.......        85,000     20,400     105,400
 Long-term debt..........................................       664,385    565,180   1,229,565
                                                             ---------- ----------  ----------
  Total capitalization...................................     1,449,017  1,157,226   2,606,243
                                                             ---------- ----------  ----------
CURRENT LIABILITIES:
 Short-term borrowings...................................          -        40,113      40,113
 Current maturities of long-term debt and preferred stock         2,402      7,413       9,815
 Accounts payable........................................        33,518     45,627      79,145
 Taxes payable...........................................        23,774      3,195      26,969
 Interest payable........................................        14,995     14,122      29,117
 Dividends declared......................................          -        10,128      10,128
 Other...................................................        50,141     13,886      64,027
                                                             ---------- ----------  ----------
  Total current liabilities..............................       124,830    134,484     259,314
                                                             ---------- ----------  ----------
DEFERRED CREDITS:
 Investment tax credits..................................         2,383     46,209      48,592
 Deferred income taxes...................................       292,691    159,124     451,815
 Regulatory tax liability................................          -        47,453      47,453
 Customer advances for construction......................         2,297     40,709      43,006
 Other...................................................        10,971     25,979      36,950
                                                             ---------- ----------  ----------
  Total deferred credits.................................       308,342    319,474     627,816
                                                             ---------- ----------  ----------
MINORITY INTEREST .......................................         1,181       -          1,181
                                                             ---------- ----------  ----------
   TOTAL.................................................    $1,883,370 $1,611,184  $3,494,554
                                                             ========== ==========  ==========

The accompanying Notes to The Pro Forma Consolidated Balance Sheet and Statements of Income are an intregal part of these statements.

RESOURCES WEST ENERGY CORPORATION
PRO FORMA CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994
(Thousands of dollars, except per share amounts)
(unaudited)

                                               WWP        SPR      PRO FORMA
                                            --------   --------    ---------
OPERATING REVENUES.......................   $142,334   $158,180    $300,514
                                            --------   --------    --------
OPERATING EXPENSES:
 Operations..............................     80,722    104,316     185,038
 Maintenance.............................     12,661      3,377      16,038
 Depreciation and amortization...........     15,040     13,374      28,414
 Taxes other than income taxes...........     10,938      4,338      15,276
                                            --------   --------    --------
  Total operating expenses...............    119,361    125,405     244,766
                                            --------   --------    --------
INCOME FROM OPERATIONS...................     22,973     32,775      55,748
                                            --------   --------    --------
INTEREST EXPENSE AND (OTHER INCOME):
 Interest expense........................     13,751     10,561      24,312
 Interest capitalized and AFUCE..........       (435)      (673)     (1,108)
 Other (income) deductions-net...........     (3,100)      (983)     (4,083)
                                            --------   --------    --------
  Total interest expense and other
    income-net...........................     10,216      8,905      19,121
                                            --------   --------    --------
INCOME BEFORE INCOME TAXES...............     12,757     23,870      36,627

INCOME TAXES.............................      4,653      8,569      13,222
                                            --------   --------    --------
INCOME BEFORE PREFERRED DIVIDENDS........      8,104     15,301      23,405

DEDUCT-Preferred stock dividend
  requirements...........................      2,186      1,925       4,111
                                            --------   --------    --------
INCOME AVAILABLE FOR COMMON STOCK........   $  5,918   $ 13,376    $ 19,294
                                            ========   ========    ========
Average common shares outstanding
 (thousands) (Note 1)....................     53,751     29,269      95,898

EARNINGS PER SHARE.......................      $0.11      $0.46       $0.20

The accompanying Notes to The Pro Forma Consolidated Balance Sheet and Statements of Income are an intregal part of these statements.

RESOURCES WEST ENERGY CORPORATION
PRO FORMA CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
(Thousands of dollars, except per share amounts)
(unaudited)


                                               WWP        SPR      PRO FORMA
                                            --------   --------    ---------
OPERATING REVENUES.......................   $480,404   $448,133    $928,537
                                            --------   --------    --------
OPERATING EXPENSES:
 Operations..............................    249,930    292,665     542,595
 Maintenance.............................     43,040     12,126      55,166
 Depreciation and amortization...........     44,534     39,006      83,540
 Taxes other than income taxes...........     34,223     12,658      46,881
                                            --------   --------    --------
  Total operating expenses...............    371,727    356,455     728,182
                                            --------   --------    --------
INCOME FROM OPERATIONS...................    108,677     91,678     200,355
                                            --------   --------    --------
INTEREST EXPENSE AND (OTHER INCOME):
 Interest expense........................     39,186     31,420      70,606
 Interest capitalized and AFUCE..........     (3,242)    (3,265)     (6,507)
 Other (income) deductions-net...........     (8,410)    (3,003)    (11,413)
                                            --------   --------    --------
  Total interest expense and other
    income - net.........................     27,534     25,152      52,686
                                            --------   --------    --------
INCOME BEFORE INCOME TAXES...............     81,143     66,526     147,669

INCOME TAXES.............................     30,652     22,612      53,264
                                            --------   --------    --------
INCOME BEFORE PREFERRED DIVIDENDS........     50,491     43,914      94,405

DEDUCT-Preferred stock dividend
  requirements...........................      6,405      6,009      12,414
                                            --------   --------    --------
INCOME AVAILABLE FOR COMMON STOCK........   $ 44,086   $ 37,905    $ 81,991
                                            ========   ========    ========
Average common shares outstanding
  (thousands)(Note 1)....................     53,329     29,171      95,335

EARNINGS PER SHARE.......................      $0.83      $1.30       $0.86

The accompanying Notes to The Pro Forma Consolidated Balance Sheet and Statements of Income are an intregal part of these statements.

                       RESOURCES WEST ENERGY CORPORATION

   NOTES TO THE PRO FORMA CONSOLIDATED BALANCE SHEET AND STATEMENTS OF INCOME


1. The Pro Forma Consolidated Financial Statements reflect the conversion of each share of SPR Common Stock outstanding into 1.44 shares of Resources West Common Stock and the conversion of each share of WWP Common Stock outstanding into one share of Resources West Common Stock. The Pro Forma Consolidated Financial Statements are presented as if the companies were combined during all periods included therein.

2. All references to per share information for WWP have been adjusted to reflect the two-for-one common stock split which became effective on November 9, 1993.

3. The Accounts and Notes Receivable are reported on the Balance Sheet net of the Allowance for Uncollectible Accounts. The balances of the Allowance for Uncollectible Accounts (in thousands) at September 30, 1994 are: WWP, $833; SPR, $1,039; and Pro Forma, $1,872.

4.  The number of shares of common stock outstanding at September 30, 1994 are:
WWP, 54,017,315 shares; SPR, 29,297,550 shares; and Pro Forma, 96,205,787 shares.

5. The Pro Forma Financial Statements do not reflect the $450 million (net) cost savings estimated to be achieved in the ten year period following the consummation of the Merger.

6. Intercompany transactions (including purchased and exchanged power transactions) between WWP and SPR during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

7. For comparative purposes, certain historical amounts have been reclassified to conform to the pro forma financial statement format.

THE WASHINGTON WATER POWER COMPANY


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 4(a)     Bylaws of The Washington Water Power Company, as
                          amended May 12, 1994.
                 4(b)     Amendment No. 2 to the Shareholder Rights Plan, dated
                          as of June 27, 1994.
                 12       Computation of ratio of earnings to fixed charges and
                          preferred dividend requirements.
                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

THE WASHINGTON WATER POWER COMPANY


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE WASHINGTON WATER POWER COMPANY
                                         ----------------------------------
                                                    (Registrant)





Date:  November 10, 1994                         /s/ J. E. Eliassen
                                                 ------------------
                                                   J. E. Eliassen
                                             Vice President - Finance and
                                               Chief Financial Officer
                                               Principal Accounting and
                                                 Financial Officer)