Form 10-K405
period 1994-12-31
WASHINGTON WATER POWER CO
filed 1995-03-07
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
   /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____ TO _______

                         COMMISSION FILE NUMBER 1-3701

                      THE WASHINGTON WATER POWER COMPANY
             (Exact name of Registrant as specified in its charter)

                 Washington                                   91-0462470
      -------------------------------                     -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

1411 East Mission Avenue, Spokane, Washington                 99202-2600
- ---------------------------------------------             -------------------
  (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 509-489-0500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of Each Exchange
                  Title of Class                         on Which Registered
 ---------------------------------------------------   -----------------------
      Common Stock, no par value, together with        New York Stock Exchange
 Preferred Share Purchase Rights appurtenant thereto    Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 Title of Class
                                 --------------
                 Preferred Stock, Cumulative, Without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $818,412,855.00, based on the last reported sale price thereof on the consolidated tape on February 28, 1995.

At February 28, 1995, 54,560,857 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                      Documents Incorporated By Reference
                      -----------------------------------
                                                 Part of Form 10-K into Which
              Document                             Document is Incorporated
- ----------------------------------------         ----------------------------
   Proxy Statement to be filed in                   Part III, Items 10, 11,
  connection with the annual meeting                      12 and 13
of shareholders to be held May 11, 1995

THE WASHINGTON WATER POWER COMPANY

                                                INDEX

ITEM                                                                                                  PAGE
 NO.                                                                                                   NO.
- ----                                                                                                  -----
      Acronyms and Terms  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        III

                                                Part I

 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
         Company Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
         Merger Agreement Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
         Utility Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
         Non-Utility Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
         Electric Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
         Competition and Business Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
         Electric System  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
         Electric Regulatory Issues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
         Electric Operating Statistics  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
         Natural Gas Service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8
         Competition and Business Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8
         Natural Gas System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8
         Natural Gas Regulatory Issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
         Natural Gas Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
         Environmental Issues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
         Non-Utility Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
         Electric Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
         Natural Gas Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . .         15

                                              Part II

 5.   Market for Registrant's Common Equity and Related Stockholder Matters   . . . . . . . . .         16
 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations . .         18
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18
         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . .         24
         Future Outlook . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25
 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .         28
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29
         Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . .          *

                                              Part III

10.   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .         53
11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54
12.   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .         54
13.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .         54

                                              Part IV

14.   Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K   .         55
      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56
      Independent Auditors' Consent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57
      Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58

      * = Not an applicable item in the 1994 calendar year for the Company

THE WASHINGTON WATER POWER COMPANY

                              ACRONYMS AND TERMS
                  (The following acronyms and terms are found in multiple locations within the document)

Acronym/Term            Meaning
- ------------            -------
aMW                     - Average Megawatt - a measure of electrical energy over time

BPA                     - Bonneville Power Administration

Capacity                - a measure of the rate at which a particular generating source produces electricity

Centralia               - the coal fired Centralia Power Plant in western Washington State

Colstrip                - the coal fired Colstrip Generating Project in southeastern Montana

CPUC                    - California Public Utilities Commission

CT                      - combustion turbine; a natural gas fired unit used primarily for peaking needs

DSM                     - Demand Side Management - the process of helping customers manage their use of energy resources

Energy                  - a measure of the amount of electricity produced from a particular generating source over time

FERC                    - Federal Energy Regulatory Commission

IPUC                    - Idaho Public Utilities Commission

IRP                     - Integrated Resource Planning

KW, KWH                 - Kilowatt, kilowatthour, 1000 watts or 1000 watt hours

MW, MWH                 - Megawatt, megawatthour, 1000 kw or 1000 kwh

MPSC                    - Montana Public Service Commission

OPUC                    - Public Utility Commission of Oregon

Pentzer                 - Pentzer Corporation, a wholly-owned subsidiary of the Company which is the parent company to the majority of the Company's non-utility businesses

PSCN                    - Public Service Commission of Nevada

Therm                   - Unit of measurement for natural gas; a therm is equal to one hundred cubic feet
                          (volume) or 100,000 BTUS (energy)

Watt                    - Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

WIDCo                   - Washington Irrigation & Development Company, a wholly-owned non-utility subsidiary of the company

WPNG                    - WP Natural Gas, the operating division for the Company's natural gas business in Oregon and California (the natural gas distribution assets purchased from
                          CP National in 1991)

WUTC                    - Washington Utilities and Transportation Commission

WWP                     - The Washington Water Power Company, the Company; in the context of the
                          Company's natural gas business, refers to Washington and Idaho natural gas distribution assets

THE WASHINGTON WATER POWER COMPANY

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

The Washington Water Power Company (WWP, the Company), which was incorporated in the State of Washington in 1889, primarily operates in the electric and natural gas utility businesses. As of January 1, 1995, the Company provides electricity and natural gas in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 765,000. The Company's electric service territory now includes Bonner County in northern Idaho as a result of the acquisition of electric properties from PacifiCorp, which was finalized on December 30, 1994. See Note 14 to Financial Statements for additional information. Through a separate operating division called WP Natural Gas (WPNG), the Company also provides natural gas service in northeast and southwest Oregon and in the South Lake Tahoe region of California with a population of approximately 460,000.

The Company's wholesale and retail utility businesses include the generation, purchase, transmission, distribution and sale of electric energy plus the purchase, transportation, distribution and sale of natural gas. In addition to its utility businesses, the Company owns Pentzer Corporation (Pentzer), parent company to the majority of the Company's non-utility businesses.

At December 31, 1994, the Company's employees included 1,420 people in its utility operations and 775 people in its majority-owned non-utility businesses. The Company's corporate headquarters are in Spokane, Washington (Spokane), which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

For the twelve months ended December 31, 1994, 1993 and 1992, respectively, the Company derived operating revenues and income from operations in the following proportions:

                      Operating Revenues   Income from Operations
                      ------------------   ----------------------
                      1994   1993   1992     1994   1993   1992
                      ----   ----   ----     ----   ----   ----
         Electricity   67%    73%    76%      81%    80%    87%
         Natural Gas   24%    21%    18%      15%    15%    10%
         Non-Utility    9%     6%     6%       4%     5%     3%

MERGER AGREEMENT OVERVIEW

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC), a subsidiary of SPR, and Resources West Energy Corporation, a newly formed subsidiary of the Company (Resources West), entered into an Agreement and Plan of Reorganization and Merger, as subsequently amended (Merger Agreement), which provides for the merger of WWP, SPR and SPPC into Resources West. SPR and SPPC are both Nevada corporations with headquarters in Reno, Nevada (Reno). The Merger Agreement provides that after the effective date of the Merger, Resources West's corporate headquarters offices and principal executive offices will be located in Spokane and that the headquarters of its Washington Water Power and Sierra Pacific operating divisions will be in Spokane and Reno, respectively. As a result of the Merger Agreement, holders of WWP Common Stock would receive one share and holders of SPR Common Stock would receive 1.44 shares of Resources West Common Stock, respectively. Each outstanding share of Preferred Stock of WWP and SPPC, respectively, will be converted into the right to receive one share of Resources West Preferred Stock with equal stated value and dividends and like redemption provisions and rights upon liquidation.

WWP, SPR and SPPC believe that the proposed merger offers significant strategic and financial benefits to each of the companies and to their respective stakeholders including an enhanced competitive position, a larger and more diverse service territory, an expanded resource base, improved resource planning and coordination, and cost savings. The cost savings for the new company are estimated to approximate $450 million, net of merger transaction and transition costs, over the 10 years following the consummation of the
merger.   The cost savings should be achieved from, among other things, the integration of corporate management and administrative functions, the consolidation of distribution operations, the integration of gas purchasing requirements, the reduction of capacity requirements, the reduction of non-firm transmission expense, the avoidance of expenditures for operating systems, and the streamlining of inventories and purchasing economies.

See Item 4. Submission of Matters to a Vote of Security Holders, Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Future Outlook and Note 15 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY

UTILITY OPERATIONS OVERVIEW

The Company owns and operates nine hydroelectric projects in addition to a wood-waste fueled generating station. The Company also owns a 15% share in two coal-fired generating facilities, one in western Washington State and one in southeastern Montana. In addition the Company owns one natural gas combustion turbine (CT) peaking unit located near Spokane and completed the construction of two additional natural gas CT peaking units in northern Idaho in early January 1995. The Company contracts with five natural gas pipeline companies for access to domestic and Canadian natural gas supplies. With this diverse energy resource portfolio, the Company remains one of the nation's lowest-cost producers and sellers of energy services.

At December 31, 1994, electric service was supplied to approximately 275,000 customers in eastern Washington and northern Idaho. The Company's average hourly load for 1994 was 886 aMW. The Company's annual peak load, including firm contractual obligations, was 2,233 MW. This peak occurred on February 8, 1994, at which time the maximum capacity available from the Company's generating facilities, in addition to firm and non-firm purchases, was 2,468 MW.

At December 31, 1994, the Company's natural gas operations served approximately 212,000 customers in its natural gas service territory located in parts of four states. The peak load in 1994 occurred on February 7, 1994 when 2.7 million therms were required. During that peak 3.5 million therms were available under firm transportation and storage contracts.

NON-UTILITY OVERVIEW

The Company's principal subsidiary is Pentzer, a wholly-owned private investment company whose current portfolio of investments includes companies involved in consumer product promotion, specialty tool manufacturing, financial services, industrial real estate development and electronic technology.

Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments to the public or to strategic buyers. Pentzer's objective is to produce current returns from its portfolio investments that are higher than that of the utility operations and to supplement these current returns by generating transactional gains through the sale of portfolio investments when appropriate.

As of December 31, 1994, Pentzer had approximately $167 million in total assets or about 8% of the Company's consolidated assets.

THE WASHINGTON WATER POWER COMPANY

ELECTRIC SERVICE

COMPETITION AND BUSINESS RISK

Regulatory, economic and technological changes have brought about the accelerating transformation of the electric utility industry from a vertically integrated monopoly to a business that is much more market driven in each segment of its business. The Company believes that it is well positioned to meet the challenges of increased competition due to its low production costs, close proximity to major transmission lines, active participation in wholesale power markets and its dedication to high levels of customer satisfaction, cost reduction and continuous improvement of work processes.

The Company continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the electric retail business include evolving technologies which provide alternate energy supplies, reduced energy consumption and the cost of the energy supplied, self-generation and fuel switching by commercial and industrial customers, the potential for retail wheeling (described below), the costs of increasingly stringent environmental laws and the potential for stranded or nonrecoverable utility assets. If electric utility companies are eventually required to provide retail wheeling service, which is the transmission by an electric utility of electric power from another supplier to a customer located within such utility's service area, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Similarly the Company believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure.

The National Energy Policy Act (NEPA) enacted in 1992 addresses a wide range of issues affecting the wholesale electric business. NEPA gives the FERC expanded authority to order electric utilities (a) to transmit electric power to or for wholesale purchasers and sellers if the result would not unreasonably impair the continuing reliability of the affected electric systems and (b) to increase transmission capacity to provide access for wholesale purchasers and sellers of electric power at prices that permit the recovery by the utility of all costs incurred in connection with the transmission services. NEPA also created a new exception from the provisions of the Holding Company Act for Exempt Wholesale Generators (EWG). Subject to satisfying various regulatory requirements, EWGs may own generating facilities and make wholesale sales. The Company believes NEPA provides future transmission, energy production and sales opportunities to the Company and complements the Company's commitment to the wholesale electric business. The Company has filed for open access transmission tariffs with the FERC and is exploring options as a member of the newly forming Regional Transmission Groups, which are designed to enable the market for electric power to operate in a more competitive and efficient manner.

The Company continues to compete in the wholesale electric market with other western utilities, including the Bonneville Power Administration (BPA) which is forecasting significant price increases in the near future. Business challenges affecting the wholesale electric business include new entrants in the wholesale market, such as power brokers and marketers, competition from low cost generation being developed by independent power producers and declining margins. However, the Company's wholesale electric business remains an important part of the Company's overall business strategy. Since 1987 the Company has entered into a number of long-term firm power sales contracts that have increased its wholesale electric business and the Company intends to continue active pursuit of electric wholesale business opportunities. In 1994, 29% of total KWH sales were to wholesale customers with 53% of these sales under firm contracts.

ELECTRIC SYSTEM

Hydroelectric Resources. Hydroelectric generation is the Company's lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on the Company's total power costs. The Company expects to meet about 49% of its total system requirements with its own hydroelectric generation and long-term hydroelectric contracts in normal water years. The streamflows in the Company's drainage systems were 65%, 86% and 64% of normal in 1994, 1993 and 1992, respectively. For the years 1994, 1993 and 1992, respectively, 38%, 43% and 40% of the Company's total system requirements were met by these hydroelectric resources.

Thermal Resources.  The Company has a 15% interest in two coal-fired facilities
- - the Centralia Power Plant (Centralia) in western Washington and Units 3 and 4 of the Colstrip Generating Project (Colstrip) in southeastern Montana. In addition, the Company owns a woodwaste-fired facility known as the Kettle Falls Generating Station (Kettle Falls) in northeastern Washington and a natural gas-fired combustion turbine (CT) in Spokane; the Company also completed the construction of two additional natural gas CT units in northern Idaho in early January 1995. The CTs are primarily used for peaking needs. Company-owned thermal facilities provided 32%, 25% and 31% of the Company's total electricity requirements for the years 1994, 1993 and 1992, respectively.

THE WASHINGTON WATER POWER COMPANY

Centralia, which is operated by PacifiCorp, is supplied with coal under both a fuel supply agreement in effect through December 2020 and various spot market purchases. In 1994, 1993 and 1992 Centralia provided approximately 42%, 46% and 40%, respectively, of the Company's thermal generation.

Colstrip is supplied with fuel under coal supply and transportation agreements in effect through December 2019, from adjacent coal reserves owned and controlled by Entech, Inc. (Entech). Entech is a wholly-owned subsidiary of The Montana Power Company, which is the operator of Colstrip. In 1994, 1993 and 1992 Colstrip provided approximately 48%, 43%, and 51% of the Company's thermal generation, respectively.

Kettle Falls' primary fuel is wood-waste generated as a by-product of forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. The cost of wood-waste fuel is heavily influenced by operations of the forest products industry as well as transportation costs and, therefore, is subject to significant price variations. Even with the increased competition for wood-waste, a combination of long-term contracts already in place plus spot purchases allow the Company the flexibility to meet all expected future fuel requirements for the plant. In 1994, 1993 and 1992 Kettle Falls provided approximately 10%, 11% and 9% of the Company's thermal generation, respectively.

Purchases, Exchanges and Sales. In addition to the Company-owned hydroelectric projects, long-term hydroelectric contracts and thermal generating resources discussed above, total system requirements are met with other purchases and exchanges of power. Other power purchases and exchanges for the years 1994, 1993 and 1992 provided approximately 30%, 32% and 29%, respectively, of the Company's total system requirements.

The following table summarizes the Company's major long-term wholesale power agreements as of December 31, 1994 (1):

          Contracts Expiring between:               Purchases (MW)          Exchanges (MW)           Sales (MW)
          ---------------------------               --------------          --------------           ----------
                 1995 and 2003                             90                    146                     350
                 2004 and 2013                            167                     50                      50
                 2014 and 2023                             30                     82                     150
                                                          ---                    ---                     ---
                     Total                                287                    278                     550

                     1994 Revenues (Expenses)        ($14 million)          ($25 million)            $57 million

  (1) Available capacity may vary pursuant to the provisions of the specific contracts. See Note 13 to Financial Statements for additional information.

Under PURPA, the Company is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the Washington Utilities and Transportation Commission
(WUTC) and the Idaho Public Utilities Commission (IPUC). The Company purchased approximately 612 million KWH, or about 6% of the Company's total energy requirements, from these sources at a cost of approximately $25 million in 1994. Current avoided costs range from 2.2 to 5.5 cents per KWH in Washington, depending on the terms and length of the contract in addition to the period in which the project commences delivery of power to the Company. Avoided cost rates ranging from 1.9 to 3.7 cents per KWH in Idaho were proposed in an amended filing made to the IPUC in early March 1995.

The largest such contract is a ten-year power purchase contract between the Company and Potlatch, one of the Company's major industrial customers, which became effective on January 1, 1992. Under the terms of the agreement, the Company purchases 50-55 aMW of Potlatch's electric generation and makes available approximately 95 aMW of firm energy for sale. In addition, the Company makes available 25 aMW of interruptible energy and Potlatch provides an equivalent amount of reserve generation capacity in case of interruption.

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

In each regulatory jurisdiction, the price the Company may charge for utility services (other than certain wholesale sales and specially negotiated retail rates for industrial or large commercial customers) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on "rate base" or assets employed in the business. "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items.

THE WASHINGTON WATER POWER COMPANY

Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant from service.

The Company is a licensee under the Federal Power Act and its licensed projects are subject to the provisions of Part I of that Act. These provisions include payment for headwater benefits, condemnation of licensed projects upon payment of just compensation and take-over of such projects after the expiration of the license upon payment of the lesser of "net investment" or "fair value" of the project, in either case plus severance damages. See Item 2. Properties - Electric Properties for additional information.

General Rate Cases

The Company does not currently plan to file for any general electric rate increases in 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information regarding rate freezes related to the proposed merger between the Company and SPPC. The following table summarizes information for the Company's most recent general electric rate cases:

                                           Approved                            Effective Change
                                ------------------------------          ------------------------------
             Jurisdiction        Effective Date        ROE                 Amount (1)              %
             ------------        --------------      ------                ----------           ------
                                                                            (000's)
             WUTC                      3-87          12.90%                 $15,527              8.90%
             IPUC (2)                  9-86          12.90                    3,680              4.30

    (1)  Anticipated annual revenue effect.
    (2) The IPUC has approved an indefinite extension of the power cost adjustment (PCA) mechanism.

Integrated Resource Planning (IRP) IRP is a process required by both the WUTC and IPUC and represents the Company's responsibility to meet customer demand for reliable energy services at the lowest total cost to both the Company and its customers. The process entails (1) the forecasting of future energy needs,
(2) the assessment of energy supplies, conservation options, customer costs, and social and environmental impacts and (3) the development of action plans which support a least cost resource strategy. Both the WUTC and IPUC acknowledge the plans as part of a public hearing process but do not approve the resource plans due to concerns about pre-approval outside of actual rate cases. The state commissions place an emphasis on the IRP as an informational tool for long-term planning. As discussed below, the WUTC has issued a Notice of Inquiry to, in part, determine if the IRP rule should be modified in light of the changing electric industry. The Company is required to file an updated IRP every two years and will be filing with both the WUTC and IPUC in April 1995.

Notice of Inquiry (NOI) In December 1994, the WUTC initiated an NOI entitled, "Examining Regulation of Electric Utilities in the Face of Change in the Electric Industry." The NOI seeks comments on the structural change in the electric industry, the implications of industry changes for utility regulation, and recommendations concerning specific rules and regulations currently used by the WUTC. The WUTC states that it will use the information generated by the inquiry to "review and, if necessary, revise regulatory procedures and rules concerning least-cost planning, competitive bidding for utility resources, and review of the prudence of utility expenditures." Comments were submitted in February 1995 with technical workshops planned for later in 1995. To date there has been no similar plan initiated by the IPUC.

Demand Side Management (DSM) Programs The WUTC and IPUC approved as filed, effective January 1, 1995, the Company's proposed electric and natural gas DSM programs for a two year period ending December 31, 1996. The Company's DSM programs focus on both the continuation of selected existing programs available to broad customer classes and the development of specifically structured programs to influence market demand. The Company's programs, while maintaining a residential electric weatherization program and fuel efficiency awareness programs, now places a greater emphasis on commercial and industrial programs.

DSM Riders In a two year experimental program the WUTC approved the Company's requested DSM Tariff Rider as filed, effective January 1, 1995. The tariff rider is a separate revenue source and represents a 1.55% electric revenue increase and a 0.52% natural gas increase. The revenues will be used to fund the Company's 1995 and 1996 DSM program expenditures. Under previous accounting treatment, DSM investments, including the applicable interest charge known as Allowance for Funds Used to Conserve Energy (AFUCE), were recorded as deferred assets until an application was made in a future general rate case. The new treatment will treat 1995 and 1996 DSM expenditures as operating expenses during the two year experimental period. The IPUC approved a similar proposal on March 3, 1995.

THE WASHINGTON WATER POWER COMPANY

Power Cost Adjustment (PCA) In 1989 the IPUC approved the Company's filing for a PCA whereby the Company is allowed to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. In July of 1994, the IPUC approved an indefinite extension of the Company's proposed modifications to the PCA. The modified PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and PURPA contracts but it no longer tracks changes in revenues or costs associated with other wheeling or power contracts. On January 1, 1995, a $2.2 million, or 2.5%, surcharge was implemented for the next twelve months to recover costs resulting from low streamflow conditions during 1994. Since its implementation the PCA has triggered two surcharges and two rebates. See Note 1 to Financial Statements for additional details.

Northern Idaho Acquisition On December 30, 1994, the IPUC approved the transfer of ownership of all PacifiCorp's electric properties in northern Idaho to the Company for the purchase price of approximately $33 million, subject to customary closing adjustments. The purchase adds about 9,800 electric customers to the 82,000 electric customers already served by the Company in Idaho. The purchase will not require major changes in the Company's transmission system and the Company has the generating resources to meet the 54 megawatt peak load. The Company has reduced most customers' energy prices to 1% below PacifiCorp's previous rates and has instituted a rate freeze until January 1, 1999. At the end of the four-year rate freeze, energy prices will be adjusted to the levels then in effect in the Company's other service areas in northern Idaho. See Note 14 to Financial Statements for additional details.

THE WASHINGTON WATER POWER COMPANY

                       ELECTRIC OPERATING STATISTICS (1)

                                                           Years Ended December 31,
                                                        ------------------------------
                                                          1994       1993       1992
                                                        --------   --------   --------
ENERGY RESOURCES (thousand MWh):
  Hydro generation (from Company facilities).........      2,904      3,548      2,969
  Thermal generation (from Company facilities).......      3,427      2,791      3,310
  Purchased power - long-term hydro..................      1,177      1,117      1,276
  Purchased power - other............................      3,146      3,492      2,975
  Power exchanges....................................        (24)        81         72
                                                        --------   --------   --------
    Total power resources............................     10,630     11,029     10,602
  Energy losses and Company use......................       (504)      (598)      (534)
                                                        --------   --------   --------
    Total energy resources (net of losses)...........     10,126     10,431     10,068
                                                        ========   ========   ========

ENERGY REQUIREMENTS (thousand MWh):
  Residential........................................      3,035      3,134      3,024
  Commercial.........................................      2,477      2,373      2,299
  Industrial.........................................      1,705      1,644      1,563
  Public street and highway lighting.................         22         22         20
                                                        --------   --------   --------
    Total retail requirements........................      7,239      7,173      6,906
  Firm wholesale.....................................      1,523      1,798      2,020
  Non-firm wholesale.................................      1,364      1,460      1,142
                                                        --------   --------   --------
    Total energy requirements........................     10,126     10,431     10,068
                                                        ========   ========   ========

RESOURCE AVAILABILITY  at time of system peak (MW):
  Total requirements (winter) (2)....................      2,233      2,126      2,018
  Total resource availability (winter)...............      2,468      2,335      2,280
  Total requirements (summer) (3)....................      1,793      1,682      1,686
  Total resource availability (summer)...............      2,392      2,206      2,138

ELECTRIC OPERATING REVENUES (Thousands of Dollars):
  Residential........................................   $146,894   $153,929   $146,073
  Commercial.........................................    131,254    126,256    121,277
  Industrial.........................................     57,438     57,133     50,934
  Public street and highway lighting.................      3,108      3,022      2,891
                                                        --------   --------   --------
    Total retail revenue.............................    338,694    340,340    321,175
  Firm wholesale.....................................     64,890     65,420     66,484
  Non-firm wholesale.................................     26,496     43,214     25,307
                                                        --------   --------   --------
    Total energy revenues............................    430,080    448,974    412,966
  Miscellaneous revenues.............................     21,211     15,201     11,447
                                                        --------   --------   --------
Total electric revenues..............................   $451,291   $464,175   $424,413
                                                        ========   ========   ========

Income from electric operations - After income tax...    $92,918    $92,850    $98,365
                                                        ========   ========   ========
NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
  Residential........................................    239,733    233,795    227,575
  Commercial.........................................     29,402     28,678     27,781
  Industrial.........................................        999        963        974
  Public street and highway lighting.................        325        308        302
                                                        --------   --------   --------
    Total retail customers...........................    270,459    263,744    256,632
  Wholesale customers................................         27         28         26
                                                        --------   --------   --------
    Total electric customers.........................    270,486    263,772    256,658
                                                        ========   ========   ========
ELECTRIC RESIDENTIAL SERVICE AVERAGES:
  Annual use per customer (KWh)......................     12,661     13,406     13,287
  Revenue per KWh (in cents).........................       4.84       4.91       4.83
  Annual revenue per customer........................    $612.74    $658.39    $641.87

(1) None of the statistics include data from the acquisition of the northern Idaho properties from PacifiCorp as the Company did not begin operations of the properties until January, 1995.
(2) Includes firm contract obligations of 539 MW, 485 MW and 462 MW and 242 MW, 120 MW and 63 MW of non-firm sales in 1994, 1993 and 1992, respectively.
(3) Includes firm contract obligations of 509 MW, 610 MW and 468 MW in 1994, 1993 and 1992, respectively, and non-firm sales in 1994 of 1 MW. There were no non-firm sales in 1993 or 1992 during the summer system peak period.

THE WASHINGTON WATER POWER COMPANY

NATURAL GAS SERVICE

COMPETITION AND BUSINESS RISK

Natural gas remains competitively priced compared to other alternative fuel sources for residential, commercial and industrial customers and is projected to remain so well into the future due to increasing supplies and competition. The Company continues to advise electricity customers as to the cost advantages of converting space and water heating needs to natural gas. Significant growth has occurred in the Company's natural gas business in recent years due to these conversions and increased demand for natural gas in new construction. The Company also makes sales or provides transportation service directly to large natural gas customers.

Challenges facing the Company's natural gas business include the continuing potential for customers to by-pass the Company's natural gas system. Since 1988 two of the Company's large industrial customers have built their own pipeline interconnection. However, these customers continue to purchase natural gas services from the Company. To reduce the potential for such by-pass, the Company prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. The Company has also signed long-term transportation contracts with two of its largest industrial customers which minimizes the chances of these customers by-passing the Company's system in the foreseeable future.

Order 636B adopted by FERC in 1992 provides the Company more flexibility in optimizing its natural gas transportation and supply portfolios. While rate design changes have increased the costs of firm transportation to low load-factor pipeline customers such as the Company, flexible receipt and delivery points and capacity releases allow temporarily under-utilized transportation to be released to others when not needed to serve the Company's customers. The Company is also able to optimize its natural gas portfolio by engaging in some off-system sales.

NATURAL GAS SYSTEM

The Company's natural gas operations are operated as separate divisions, with the WWP service territory including the Washington and Idaho properties and the WPNG service territory including Oregon and California properties.

Natural Gas Supply The Company has access to five natural gas pipelines, Northwest Pipeline Company (NWP), Pacific Gas Transmission (PGT), Paiute Pipeline (Paiute), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd.
(ANG), which provide the Company access to both domestic and Canadian natural gas supplies. Due to this resource portfolio, the Company remains one of the nation's lowest-cost local distribution companies.

Both WWP and WPNG contract with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage) and with PGT, NOVA and ANG for firm transportation only. The Company contracted with NOVA, ANG and PGT for additional transportation capacity to be available by November 1995 for service in its Washington, Idaho and Oregon natural gas properties. WPNG also contracts with Paiute for firm transportation and liquefied natural gas storage to deliver natural gas to its California customers.

Firm natural gas supplies are purchased by the Company through negotiated agreements having terms ranging between one month and ten years with a variety of natural gas suppliers. As a result of FERC Order 636B, WWP has completed the process of converting its NWP natural gas sales to firm transportation and assuming its share of NWP's natural gas supply contracts.

Jackson Prairie Natural Gas Storage Project (Storage Project) The Company owns a one-third interest in the Storage Project, which is an underground natural gas storage field located near Chehalis, Washington. Under FERC's open access policy the role of the Storage Project in providing flexible natural gas supplies is increasingly important to the Company's natural gas operations.
The Storage Project enables the Company to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to withdraw natural gas from storage when spot prices are high or as needed to meet high demand periods. The Company, together with the other owners, is pursuing alternatives to increase the potential for both capacity and deliverability at the Storage Project.

The Company has contracted to release some of its Storage Project capacity to two other utilities until mid-1995 and 1996, respectively, with a provision under one of the releases to partially recall the released capacity if the Company determines additional natural gas is required for its own system supply. The Company is currently negotiating the extension of these contracts until 1998 and 2001, respectively.

THE WASHINGTON WATER POWER COMPANY

Natural Gas Transportation Services The Company provides transportation service to customers who obtain their own natural gas supplies. Transportation service continued to be a significant component of the Company's total system deliveries in 1994. The competitive nature of the spot natural gas market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs. The total volume transported on behalf of transportation customers was approximately 195.5 million therms in 1994. This total volume represented approximately 39% of the Company's total system deliveries in 1994.

NATURAL GAS REGULATORY ISSUES

The Company, as a public utility, is currently subject to regulation by several state utility commissions with respect to rates, accounting, the issuance of securities and other matters. The natural gas operations are subject to the jurisdiction of the WUTC, IPUC, OPUC and CPUC in addition to the jurisdiction of FERC with respect to natural gas rates charged for the release of capacity from the Storage Project.

General Rate Cases

The Company has no current plans to file for any natural gas general rate cases in 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information regarding rate freezes related to the proposed merger with SPPC. The following table summarizes information for the Company's most recent general natural gas rate cases (1):

                                           Approved                            Effective Change
                                ------------------------------          ------------------------------
             Jurisdiction        Effective Date        ROE                 Amount (2)              %
             ------------        --------------      ------                ----------           ------
                                                                            (000's)
             WUTC                      8-90          12.90%                  $1,131              2.58%
             IPUC                     10-89          12.75                     (579)            (3.66)
                 Reconsideration       2-90          12.75                      135              0.86

    (1) In addition, the Company from time to time, upon request, receives regulatory approval from the WUTC, the IPUC, the OPUC and the CPUC to adjust rates to reflect changes in the cost of purchased natural gas between general rate cases.
    (2)  Anticipated annual revenue effect.

In September 1991, the Company commenced operations in both California and Oregon upon the acquisition of the natural gas properties of CP National. The conditions of the CPUC order approving the acquisition included an exemption from filing a general rate case until January 1, 1994 and a rate freeze until January 1, 1995. On February 8, 1995, the CPUC granted an additional one year extension to January 1, 1996 before the Company is required to file a general rate case. As a result, the existing rate freeze will continue until at least January 1, 1997. The OPUC also authorized a general rate freeze which extends to December 31, 1995. Purchased natural gas costs will continue to be tracked through to customers in both jurisdictions during the rate freeze period.

Integrated Resource Planning (IRP) See Electric Service - Electric Regulatory Issues for a detailed description of the IRP process. The natural gas IRP is a process required by the WUTC, IPUC and the OPUC. The 1995 natural gas IRP reports were submitted to these commissions in January 1995 with acknowledgments anticipated by the end of 1995. The natural gas IRP is provided to the CPUC for informational purposes only.

Demand Side Management (DSM) See Electric Service - Electric Regulatory Issues regarding the WUTC and IPUC DSM applications. In 1993 the OPUC authorized the Company to defer revenue requirements associated with its WPNG DSM investments, and established an annual rate adjustment mechanism to reflect the deferred costs on a timely basis. Under this authorization, the Company files annually, concurrent with the Company's annual natural gas tracker filing, a rate adjustment to recover DSM program costs and margin losses. On December 1, 1994 the OPUC approved the Company's annual tracker increase which included such a rate adjustment.

Natural Gas Trackers Natural gas trackers are designed to pass through changes in purchased natural gas costs and do not result in any changes in net income to the Company. In mid-July, the Company filed a natural gas tracker with the WUTC primarily to reflect changes in the cost of purchased natural gas during the past year. At the same time a natural gas tracker was filed with the IPUC for a decrease primarily due to a change in cost determination methodology.
The trackers in Washington and Idaho were both approved effective September 1, 1994 and authorized a $5.7 million or 8.75% increase and a $1.0 million or 3.98% decrease, respectively, in the two jurisdictions. The annual Oregon natural gas tracker became

THE WASHINGTON WATER POWER COMPANY

effective on December 1, 1994, which authorized a $2.4 million or 5.74% increase. A Purchased Gas Adjustment (PGA) or natural gas tracker filing was approved by the CPUC effective January 5, 1995 which authorized a $0.8 million or 7.71% increase in California.

THE WASHINGTON WATER POWER COMPANY

                        NATURAL GAS OPERATING STATISTICS

                                                                 Years Ended December 31,
                                                            -------------------------------
                                                              1994       1993        1992
                                                            --------   --------    --------
SOURCES OF SUPPLY (Thousands of Therms):
  Purchases...............................................   335,780    300,572     232,726
  Storage - injections....................................   (20,518)   (26,398)     (5,478)
  Storage - withdrawals...................................    19,053     20,153      17,229
  Natural gas for transportation..........................   195,543    197,499     181,145
  Distribution system gains (losses)......................     1,471      7,416      (2,663)
                                                            ---------  --------    --------
    Total supply..........................................   531,329    499,242     422,959
                                                            ========   ========    ========
THERMS DELIVERED (Thousands of Therms):
  Residential.............................................   150,106    151,261     117,660
  Commercial..............................................   120,901    114,793      95,624
  Industrial - firm.......................................    15,614     19,035      15,822
  Industrial - interruptible..............................    12,801     15,747      12,350
                                                            ---------  --------    --------
    Total retail sales....................................   299,422    300,836     241,456
  Off-system sales........................................    36,107       -          -
  Transportation..........................................   195,543    197,499     181,145
  Company use.............................................       257        907         358
                                                            ---------  --------    --------
    Total therms - sales and transportation...............   531,329    499,242     422,959
                                                            ========   ========    ========
NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
  Net system maximum demand (winter)......................     2,686      2,651       2,277
  Net system maximum firm contractual capacity (winter)...     3,523      3,523       3,786

NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
  Residential.............................................  $ 76,597   $ 68,137    $ 48,395
  Commercial..............................................    50,981     43,542      31,984
  Industrial - firm.......................................     5,642      6,089       4,506
  Industrial - interruptible..............................     3,570      4,784       3,204
                                                            ---------  --------    --------
    Total retail revenues.................................   136,790    122,552      88,089
  Off-system sales........................................     5,098       -           -
  Transportation..........................................    11,140     10,923       8,663
  Miscellaneous revenues..................................     3,748      4,072       3,818
                                                            ---------  --------    --------
    Total natural gas revenues............................  $156,776   $137,547    $100,570
                                                            ========   ========    ========
  Income from natural gas operations - After income tax...  $ 18,495   $ 19,406    $ 12,570
                                                            ========   ========    ========
NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
  Residential.............................................   179,176    162,400     148,242
  Commercial..............................................    23,466     22,526      21,816
  Industrial - firm.......................................       264        268         266
  Industrial - interruptible..............................        33         39          29
                                                            ---------  --------    --------
    Total retail customers................................   202,939    185,233     170,353
  Off-system sales........................................         1       -           -
  Transportation..........................................        60         56          60
                                                            ---------  --------    --------
    Total natural gas customers...........................   203,000    185,289     170,413
                                                            ========   ========    ========
NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
  WWP
    Annual use per customer (therms)......................       899      1,025         864
    Revenue per therm (in cents)..........................     47.46      41.55       37.05
    Annual revenue per customer...........................   $426.83    $425.82     $319.99
  WPNG
    Annual use per customer (therms)......................       731        775         679
    Revenue per therm (in cents)..........................     58.62      52.78       49.64
    Annual revenue per customer...........................   $428.64    $409.11     $337.06

HEATING DEGREE DAYS:
  Spokane, WA
    Actual................................................     6,225      7,224       6,134
    30 year average.......................................     6,842      6,882       6,882
    % of average..........................................        91.0      105.0        89.1
  Medford, OR
    Actual................................................     4,348      4,396       3,653
    30 year average.......................................     4,611      4,798       4,798
    % of average..........................................        94.3       91.6        76.1

THE WASHINGTON WATER POWER COMPANY

ENVIRONMENTAL ISSUES

The Company is subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which the Company has an ownership interest have been designed to comply with all environmental laws presently applicable. Furthermore the Company conducts vigilant and periodic reviews of all its facilities and operations to anticipate emerging environmental issues.

Air Quality. The Company continues to assess both the potential and actual impact of the 1990 Clean Air Act Amendments (CAAA) on the thermal generating plants in which it maintains an ownership interest. Centralia, which is operated by PacifiCorp, is classified as a "Phase II" coal-fired plant under the CAAA and as such, will be required to reduce sulfur dioxide (SO2) emissions by approximately 40% by the year 2000. Several methods to meet CAAA SO2 reduction standards are being evaluated and a plan is expected to be completed by the operator by mid-1995. The alternatives most likely to be used in meeting the compliance standards will be some combination of lower sulfur coal, SO2 reduction through clean coal technology and SO2 allowances either purchased or pooled, if available, among the Centralia owners. The anticipated share of costs for SO2 compliance are not expected to have a major economic impact on the Company.

Colstrip, which is also a "Phase II" coal-fired plant and is operated by Montana Power, is not expected to be required to implement any additional SO2 mitigation in the foreseeable future in order to continue operations. Reduction in nitrogen oxides (NOX) will be required at both Centralia and Colstrip prior to the year 2000. The anticipated share of costs for NOX compliance are not expected to have a major economic impact on the Company.

The Company's other thermal projects also are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. Permit applications for the Company's Kettle Falls plant and the Northeast CT are due in June of 1995. The new Rathdrum CT in northern Idaho has an operating permit application currently under consideration. The Company expects to be able to obtain these permits under the CAAA. See Electric Service - Electric System for additional information.

Superfund Sites. The Company was named a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund") at the Coal Creek site in Chehalis, Washington. The clean-up is now essentially complete, with the exception of some long-term maintenance efforts, at a cost of approximately $14 million. This cost was shared by approximately 90 utilities and the Company's portion, which has already been paid, was about $1.1 million.

In 1993 the EPA referred a matter to the U.S. Justice Department requesting the Company and other potentially responsible parties to enter into negotiations for the recovery of costs incurred by EPA and for initiation of action in connection with the clean-up at the Spokane Junk Yard Site located in Spokane, Washington. If an action is commenced, the claim is expected to be for $2.7 million in initial clean-up and site stabilization costs plus additional costs including attorneys' fees and further site rehabilitation costs. The Company has no records showing that any Company equipment was ever deposited at the Spokane Junk Yard Site or that PCB contaminated equipment was delivered to any company which disposed of materials at the site. In consultations with the EPA, the Company is continuing to evaluate its potential liability, if any, with respect to this site.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 11 to Financial Statements for additional information.

NON-UTILITY BUSINESS

The majority of all of the non-utility businesses are owned by Pentzer, a wholly owned subsidiary of the Company. As of December 31, 1994, the Company had an equity investment of approximately $114 million in non-utility businesses, of which about $107 million was invested in Pentzer. The remainder was invested in three other subsidiaries, the largest of which is Washington Irrigation and Development Company (WIDCo), which maintains a small investment portfolio.

As of December 31, 1994, Pentzer had approximately $167 million in total assets, or about 8% of the Company's consolidated assets. Pentzer's portfolio of investments includes companies involved in consumer product promotion, specialty tool manufacturing, financial services, industrial real estate development and electronic technology.

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

THE WASHINGTON WATER POWER COMPANY

interested in companies serving niche markets. Total investment in any one company is generally limited to $15 million, and control of the acquired company's board of directors is generally required.

Pentzer's business strategy is to acquire controlling interest in a broad range of middle market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments to the public or to strategic buyers. Pentzer's objective is to produce current returns from its portfolio investments that are higher than that of the utility operations and to supplement these current returns by generating transactional gains through the sale of portfolio investments when appropriate. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Non-Utility Operations and Notes 1, 10 and 14 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY

ITEM 2.  PROPERTIES

ELECTRIC PROPERTIES

The Company's electric properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plant

                                                   Nameplate  Present       Year of
                                           No. of   Rating   Capability  FERC License
                                           Units   (MW)(1)    (MW)(2)     Expiration
                                           -----   ------    ---------   ------------
  Hydroelectric Generating Stations (River)
     Washington:
       Long Lake (Spokane)                    4       70.0      72.0          2007
       Little Falls (Spokane)                 4       32.0      36.0          N/A (3)
       Nine Mile (Spokane)                    4       26.4      29.0          2007
       Upper Falls (Spokane)                  1       10.0      10.2          2007
       Monroe Street (Spokane)                1       14.8      13.0          2007
       Meyers Falls (Colville)                2        1.2       1.3          2023
     Idaho:
       Cabinet Gorge (Clark Fork)             4      221.9     236.0          2001(4)
       Post Falls (Spokane)                   6       14.8      18.0          2007
     Montana:
       Noxon Rapids (Clark Fork)              5      466.7     554.0          2005(4)
                                                   -------   -------
            Total Hydroelectric                      857.8     969.5

  Thermal Generating Stations
     Washington:
       Centralia(5)                           2      199.5     201.0
       Kettle Falls                           1       50.7      47.0
       Northeast CT(6)                        2       61.2      69.0
     Idaho:
       Rathdrum CT(6),(7)                     2      166.5     176.0
     Montana:
       Colstrip (Units 3 and 4)(5)            2      233.4     216.0
                                                   -------   -------
            Total Thermal                            711.3     709.0

     Total Generation                              1,569.1   1,678.5
                                                   =======   =======

  N/A Not applicable.
  (1) Nameplate Rating, also referred to as "installed capacity", is the manufacturer's assigned power rating under specified conditions.
  (2) Capability is the maximum generation of the plant without exceeding approved limits of temperature, stress and environmental conditions.
  (3)  See Note 11 to Financial Statements for additional information.
  (4) The formal relicensing process will begin in mid-1995 for Cabinet Gorge and in 2000 for Noxon Rapids.
  (5)  Jointly-owned; data above refers to Company's respective 15% interests.
  (6)  Used primarily for peaking needs.
  (7) Construction completed in January 1995; see Note 9 to Financial Statements regarding long-term lease financing.

Distribution and Transmission Plant

The Company operates approximately 11,350 miles of primary and secondary distribution lines in its electric system in addition to a transmission system of approximately 550 miles of 230 KV line and 1,530 miles of 115 KV line. These electric system mileages do not yet include the properties recently acquired from PacifiCorp in Bonner County in northern Idaho. The Company also owns a 10% interest in 495 miles of a 500 KV line from Colstrip, Montana and a 15% interest in 3 miles of a 500 KV line from Centralia, Washington to the nearest BPA interconnections.

The 230 KV lines are used primarily to transmit power from the Company's Noxon Rapids and Cabinet Gorge hydroelectric generating stations to major load centers in the Company's service area. The 230 KV lines also transmit to points of

THE WASHINGTON WATER POWER COMPANY

interconnection with adjoining electric transmission systems for bulk power transfers. These lines interconnect with BPA at five locations and at one location each with PacifiCorp, Montana Power and Idaho Power Company. The BPA interconnections serve as points of delivery for power from the Colstrip and Centralia generating stations as well as for the interchange of power with the Southwest. The interconnection with PacifiCorp is the point of delivery for power purchased by the Company from Mid-Columbia projects' hydroelectric generating stations.

The 115 KV lines provide for transmission of energy as well as providing for the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service area load centers. These lines interconnect with BPA at nine locations, Grant County PUD, Seattle City Light and Tacoma City Light at two locations and one interconnect location each with Chelan County PUD, PacifiCorp, and Montana Power.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook for additional information regarding the potential transmission interconnections between the Company and SPPC.

NATURAL GAS PROPERTIES

The WWP and WPNG service territories' natural gas properties have natural gas distribution mains of approximately 3,100 miles and 1,500 miles, respectively, as of December 31, 1994.

The Company, NWP and Washington Natural Gas Company each own a one-third undivided interest in the Storage Project. The Storage Project has a total peak day deliverability of 4.6 million therms, with a total working natural gas inventory of 155.2 million therms.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Note 11 to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on November 18, 1994. The only matter voted upon at the meeting was the approval of the Agreement and Plan of Reorganization and Merger dated as of June 27, 1994, as amended October 4, 1994, by and among the Company, SPR, SPPC and Resources West, and the transactions contemplated thereby (Merger Proposal), pursuant to which, among other things, each of the Company, SPR and SPPC will be merged with and into Resources West.

As of September 22, 1994, the record date for determining shareholders entitled to notice of and to vote at the meeting, 54,017,035 shares of Common Stock of the Company and 850,500 shares of Preferred Stock of the Company were issued and outstanding, with 43,088,852 shares of Common Stock and 641,686 shares of Preferred Stock represented at said meeting. Approval of the Merger Proposal required the affirmative vote of (i) not less than two thirds of all votes entitled to be cast by all holders of Company Common Stock and (ii) not less than two-thirds of all votes entitled to be cast by all holders of Company Preferred Stock, in each case voting separately as a class. The Merger Proposal was approved by the requisite shareholder votes. The details of the voting are shown below:

                                             Against
                            For           or Withheld            Abstain
                         ----------       -----------           ---------
Common Stock             39,879,477        1,775,872            1,433,503

Preferred Stock             641,686             0                    0


See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 15 to Financial Statements for additional details relating to the terms of the proposed merger.

THE WASHINGTON WATER POWER COMPANY

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 28, 1995, there were approximately 34,155 registered shareholders of the Company's no par value Common Stock.

It is the intention of the Board of Directors to continue to pay dividends quarterly on the Common Stock, but the amount of such dividends is dependent on future earnings, the financial position of the Company and other factors.

Refer to Notes 1, 8 and 17 to Financial Statements for additional information.

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

In 1992, Pentzer's common stock ownership in ITRON was reduced from approximately 60% to approximately 40% as a result of the issuance of common stock by ITRON in an acquisition. Accordingly, beginning in 1992, Pentzer's share of ITRON's earnings was accounted for by the equity method and was included in Other Income-Net and its investment in ITRON was reflected on the balance sheet under Other Property and Investments. ITRON's initial public offering in November 1993 and Pentzer's sales of ITRON stock during 1993 and 1994 resulted in a reduction in Pentzer's ownership interest to approximately 14%. As a result, Pentzer's investment in ITRON, beginning in December 1994, is accounted for by the cost method. Therefore, income from ongoing ITRON operations will no longer be recorded by Pentzer.

The Company purchased natural gas distribution properties in Oregon and California from CP National Corporation on September 30, 1991. The 1991 financial information reflects three months of operations of these properties. Total assets for 1994 include the northern Idaho electric properties purchased by the Company from PacifiCorp on December 30, 1994.

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

                                                             Years Ended December 31,
                                            ---------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                               ----        ----        ----        ----        ----
                                             (Thousands of Dollars except Per Share Data and Ratios)
    Operating Revenues:
       Utility  . . . . . . . . . . . .      $608,067    $601,722    $524,983    $485,075    $470,655
       Non-Utility  . . . . . . . . . .        62,698      38,877      32,775      81,732      83,786
                                               ------      ------      ------      ------      ------
       Total  . . . . . . . . . . . . .       670,765     640,599     557,758     566,807     554,441
       AFUDC/AFUCE  . . . . . . . . . .         4,949       4,964       3,751       1,999         645

    Net Income:
       Utility  . . . . . . . . . . . .        63,567      69,510      63,975      69,211      71,463
       Non-Utility  . . . . . . . . . .        13,630      13,266       8,292       1,420         684
       Discontinued Operations  . . . .           -           -         2,403       1,553      15,457
                                               ------       -----       -----       -----      ------
       Total  . . . . . . . . . . . . .        77,197      82,776      74,670      72,184      87,604

    Preferred Stock Dividend
       Requirements.  . . . . . . . . .         8,656       8,335       6,817       9,292       8,419
    Income Available for Common
      Stock   . . . . . . . . . . . . .        68,541      74,441      67,853      62,892      79,185
    Outstanding Common Stock (000s):
       Weighted Average   . . . . . . .        53,538      51,616      49,550      46,916      45,723
       Year-End   . . . . . . . . . . .        54,421      52,758      50,888      47,902      46,424
    Book Value per Share  . . . . . . .        $12.19      $12.02      $11.54      $11.11      $10.84

    Earnings per Share:
       Utility  . . . . . . . . . . . .          1.03        1.19        1.15        1.28        1.38
       Non-Utility  . . . . . . . . . .           .25         .25         .17         .03         .01
       Discontinued operations  . . . .          -           -            .05         .03         .34
                                                -----       -----         ---         ---         ---
       Total  . . . . . . . . . . . . .          1.28        1.44        1.37        1.34        1.73
     Dividends Paid per Common
         Share  . . . . . . . . . . . .          1.24        1.24        1.24        1.24        1.24

    Total Assets at Year-End:
       Utility  . . . . . . . . . . . .     1,820,671   1,701,652   1,424,812   1,394,800   1,275,122
       Non-Utility...................         173,582     136,186     109,203     126,713     130,889
                                             --------     -------     -------     -------   ---------
       Total  . . . . . . . . . . . . .     1,994,253   1,837,838   1,534,015   1,521,513   1,406,011

    Long-term Debt at Year-End..  . . .       721,146     647,229     596,897     633,434     561,197
    Preferred Stock Subject to
       Mandatory Redemption at
       Year-End   . . . . . . . . . . .        85,000      85,000      85,000      50,000      50,000

    Ratio of Earnings to Fixed
       Charges  . . . . . . . . . . . .          3.24        3.45        3.08        2.96        2.79
    Ratio of Earnings to Fixed
       Charges and Preferred
       Dividend Requirements  . . . . .          2.59        2.77        2.57        2.35        2.31

THE WASHINGTON WATER POWER COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged as a utility in the generation, purchase, transmission, distribution and sale of electric energy and the purchase, transportation, distribution and sale of natural gas. Natural gas operations are affected to a significant degree by weather conditions and customer growth. The Company's electric operations are highly dependent upon hydroelectric generation for its power supply. As a result, the electric operations of the Company are significantly affected by weather and streamflow conditions and, to a lesser degree, by customer growth. Revenues from the sale of surplus energy to other utilities and the cost of power purchases vary from year to year depending on streamflow conditions and the wholesale power market. The wholesale power market in the Northwest region is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power in the Southwest region. Other factors affecting the wholesale power market include new entrants in the wholesale market, such as power brokers and marketers, competition from low cost generation being developed by independent power producers and declining margins. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth, conservation, appliance efficiency and other technology.

The Company intends to continue to emphasize the efficient use of energy by its customers, increase efforts to grow its customer base, especially natural gas, and continue to manage its operating costs, increase revenues and improve margins. The Company also intends to pursue resource opportunities through system upgrades, purchases, demand side management and other options that will result in obtaining electric power and natural gas supplies at the lowest possible cost.

On November 9, 1993, the Company distributed, to shareholders of record on October 25, 1993, shares of its common stock, without par value, under a
two-for-one stock split effected in the form of a 100% stock dividend.   All
references to number of shares and per share information have been adjusted to reflect the common stock split on a retroactive basis.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for 1994 were $1.28, compared to $1.44 in 1993 and $1.37 in 1992. The 1994 results include $8.0 million of gains recorded by Pentzer Corporation (Pentzer) primarily as a result of the sale of stock in ITRON, Inc. (ITRON). The 1993 results include gains totaling $12.8 million recorded by Pentzer as a result of the sale of several investments in its portfolio and the sale of stock in the initial public offering by ITRON in November 1993. The 1992 results include gains of $4.4 million, or $0.09 per share, due to the issuance of common stock by ITRON in an acquisition and $1.2 million due to the sale of Pentzer's interest in a company involved in power plant maintenance. Discontinued coal mining operations contributed $2.4 million to net income, or $0.05 per share, in 1992.

Utility income available for common stock decreased $6.3 million, or 10.2%, in 1994 after increasing $4.0 million, or 7.0%, in 1993. Utility income available for common stock contributed $1.03 to earnings per share in 1994, compared to $1.19 in 1993 and $1.15 in 1992. Non-utility income available for common stock from continuing operations increased $0.4 million in 1994 and $5.0 million in 1993 and contributed $0.25 to earnings per share in both 1994 and 1993 and $0.17 in 1992.

Weather that was 9% warmer than normal during 1994 reduced residential usage for both electric and natural gas customers. Income from electric operations decreased $0.6 million in 1994 over 1993 primarily as a result of a $12.9 million decline in revenues due to decreased KWh sales that was nearly offset by decreased purchased power expense. Income from natural gas operations decreased $0.2 million in 1994, as compared to 1993, due primarily to increased purchased gas costs that were offset substantially by increased revenues due to customer growth. Slightly colder-than-normal weather during 1993 affected both electric and natural gas operations as compared to 1992. Income from electric operations decreased $5.4 million in 1993, as compared to 1992, primarily as a result of increases in purchased power costs due to thermal plant outages, a significant short-term sale of wholesale energy, lower hydroelectric generation due to below normal streamflows and increases in other operating and maintenance expenses. Income from natural gas operations increased $6.7 million in 1993 over 1992 due primarily to increased customer usage from the colder weather and customer growth.

THE WASHINGTON WATER POWER COMPANY

Interest expense increased $2.9 million in 1994 after a decrease of $3.4 million in 1993. In 1994, $88.0 million in long-term debt was issued, while $7.5 million of long-term debt matured or was redeemed. At December 31, 1994, long-term debt outstanding was $73.9 million higher than at December 31, 1993. In 1993, $274.1 million of long-term debt matured or was redeemed, while only $254.1 million was issued.

Preferred stock dividend requirements increased $0.3 million in 1994, primarily due to higher dividend rates on the Company's Auction Preferred Stock, and $1.5 million, or 22.3%, in 1993 due to the issuance of preferred stock in late 1992. A redemption of preferred stock in early 1992, which was not replaced until an issuance later in the year was the primary reason for the reduced preferred dividend requirement in 1992.


UTILITY OPERATIONS

ELECTRIC OPERATIONS

Electric Operating Income Summary
                                               1994 VS 1993                       1993 VS 1992
    ELECTRIC OPERATIONS                    -------------------                  -----------------
   (DOLLARS IN THOUSANDS)        1994       INCR(DECR)      %         1993      INCR(DECR)    %     1992
   --------------------        --------     ---------     ----       --------    ---------   ----  --------
Operating Revenues............. $451,291     $(12,884)      (3)      $464,175     $39,762     9     $424,413
Operating Expenses:
  Purchased Power..............  106,277      (12,532)     (11)       118,809      27,100    30       91,709
  Fuel for generation..........   39,176        4,943       14         34,233      (2,863)   (8)      37,096
  Other Operatng & Maintenance..  61,268       (7,299)     (11)        68,567      10,709    19       57,858
  Administrative & General.....   35,190        2,814        9         32,376       1,393     4       30,983
  Depreciation & Amortization..   48,233        1,230        3         47,003       4,961    12       42,042
  Taxes Other than Income......   36,022        1,001        3         35,021         587     2       34,434
                               ---------     ---------               --------     -------           --------
    Total Operating Expenses..   326,166       (9,843)      (3)       336,009      41,887    14      294,122
                               ---------     ---------               --------     -------           --------
Income from Operations........   125,125       (3,041)      (2)       128,166      (2,125)   (2)     130,291
  Electric Operations Income
    Taxes.....................    32,207       (3,109)      (9)        35,316       3,390    11       31,926
                               ---------     ---------               --------     -------           --------
Net Operating Income(1).......  $ 92,918     $     68        -       $ 92,850     $(5,515)   (6)    $ 98,365
                                ========     =========               ========     =======           ========


(1) Does not include interest expense or other income.

Electric revenues decreased by 3% in 1994, as compared to 1993, due to a combination of decreased residential sales and wholesale sales, partially offset by increased commercial sales and higher wheeling revenues. Residential revenues decreased by $7.0 million, despite a 3% increase in customers, due to warm weather throughout most of 1994. Residential usage was also affected by new appliance efficiency and other technology which has decreased customers' base load requirements. Commercial revenues increased $5.0 million, or 4%, in 1994, as compared to 1993, due to 3% customer growth and the slightly warmer-than-normal weather which increased air conditioning load. Commercial customers tend to use air conditioning systems at much cooler temperatures than residential customers, with the result that air conditioning load can be up within the commercial sector and not within the residential sector, as during the fall of 1994. Wholesale revenues decreased $17.2 million during 1994, compared to 1993, primarily due to a significant short-term sale of wholesale energy in 1993 which increased wholesale revenues in that period, low streamflow conditions during 1994 which led to decreased KWh sales and lower wholesale prices.

Electric revenues increased in all classes for 1993, as compared to 1992, as a result of customer growth, increased wholesale sales and a slight increase in customer usage due to colder than normal weather. As the Company's Demand Side Management programs have grown, the electric load has become less weather-sensitive as a result of the shifting of a greater portion of the heat load to natural gas. Residential and commercial revenues increased by $12.8 million, primarily as a result of a 3% growth in customers in 1993. Industrial sales during 1993 increased by $6.2 million, or 12%, primarily due to increased KWh sales under a sales agreement with a large customer. Wholesale revenues increased by $16.8 million, or 18%, due primarily to a significant sale of wholesale energy over a six-week period in the first quarter of 1993.

THE WASHINGTON WATER POWER COMPANY

Electric Revenues, KWh Sales, and Customers by Service Class

                                                          1994 vs 1993                   1993 vs 1992
(Revenues in thousands,                                -----------------              ------------------
KWh sales in millions                     1994         Incr(Decr)    %       1993      Incr(Decr)    %         1992
- -----------------------                ---------       ----------  -----   --------   -----------  -----    ----------
Electric Revenues:
  Residential....................      $146,894        $ (7,035)     (5)   $153,929     $ 7,856        5    $146,073
  Commercial.....................       131,254           4,998       4     126,256       4,979        4     121,277
  Industrial.....................        57,438             305       1      57,133       6,199       12      50,934
  Wholesale......................        91,386         (17,248)    (16)    108,634      16,843       18      91,791

Electric KWh Sales:
  Residential....................         3,035             (99)     (3)      3,134         110        4       3,024
  Commercial.....................         2,477             104       4       2,373          74        3       2,299
  Industrial.....................         1,705              61       4       1,644          81        5       1,563
  Wholesale......................         2,887            (371)    (11)       3,258          96        3       3,162

Electric Customers (average):
  Residential....................       239,733           5,938       3     233,795       6,220        3     227,575
  Commercial.....................        29,402             724       3      28,678         897        3      27,781
  Industrial.....................           999              36       4         963         (11)      (1)        974
  Wholesale......................            27              (1)     (4)         28           2        8          26


Warmer-than-normal weather and below-normal streamflow conditions affected 1994 electric operating results. Hydroelectric generation was 23% below normal, caused by streamflows which were 65% of normal in 1994. Fuel costs increased $4.9 million over 1993 due to increased thermal generation as a result of the low streamflows in 1994 and shutdowns at thermal plants during 1993 which decreased fuel expense for that year. Purchased power costs in 1994 decreased $12.5 million, or 11%, over levels incurred during 1993, primarily due to increased purchases during 1993 to complete a significant short-term sale of wholesale energy and to replace lost thermal generation due to plant outages. Transmission and distribution costs, which decreased $1.0 million and $2.3 million, respectively, contributed to the $7.3 million, or 11%, decrease in other operating and maintenance expenses. Transmission expenses decreased in 1994 over 1993 due to decreased wholesale KWh sales and the associated wheeling costs. Distribution expense was lower in 1994, compared to 1993, due to increased expenses during 1993 for repairs at thermal plants. In October 1989, the Idaho Public Utilities Commission (IPUC) approved the Company's filing for a Power Cost Adjustment (PCA) designed to allow the Company to change rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. Net PCA adjustments, resulting from low hydroelectric conditions, accounted for $4.1 million of the decrease in other operating and maintenance expenses from 1993. Administrative and general expenses increased by $2.8 million in 1994, compared to 1993, primarily due to labor-related costs.

Below-normal streamflow conditions and thermal plant outages significantly affected 1993 electric operating results. Hydroelectric generation was 11% below normal, caused by streamflows which were 86% of normal. Purchased power increased by $27.1 million, or 30%, in 1993 primarily due to reduced hydroelectric generation early in the year, a significant sale of wholesale energy in the first quarter and to replace lost thermal generation due to plant outages. Net PCA adjustments accounted for $4.6 million of the increase in other operating and maintenance expenses from 1992. Higher levels of purchased power resulted in higher transmission costs which also contributed to the increase in other operating and maintenance expenses in 1993 over 1992. Shutdowns at thermal generation plants and improved streamflows in the latter part of 1993 were the primary reasons for the $2.9 million decrease in fuel costs, and repairs at the plants resulted in an increase of nearly $2.0 million in other operating and maintenance expenses.

THE WASHINGTON WATER POWER COMPANY

NATURAL GAS OPERATIONS

Natural Gas Operating Income Summary

                                                            1994 vs. 1993                 1993 vs. 1992
Natural Gas Operations                                     ---------------               ---------------
(dollars in thousands)                            1994     Incr(Decr)   %      1993      Incr(Decr)   %      1992
- ------------------------                        --------   ----------   --   --------    ----------   --   --------
Operating Revenues                              $156,776    $19,229     14   $137,547     $36,977     37   $100,570
Operating Expenses:
  Natural Gas Purchased                           91,277     19,410     27     71,867      23,652     49     48,215
  Other Operating & Maintenance                   14,297         11      -     14,286         594      4     13,692
  Administrative & General                        10,944        875      9     10,069         434      5      9,635
  Depreciation & Amortization                      8,199       (271)    (3)     8,470         593      8      7,877
  Taxes Other than Income                          8,133        220      3      7,913       2,090     36      5,823
                                                --------    -------          --------     -------           -------
    Total Operating Expenses                     132,850     20,245     18    112,605      27,363     32     85,242
                                                --------    -------          --------     -------           -------
Income from Operations                            23,926     (1,016)    (4)    24,942       9,614     63     15,328
  Natural Gas Oper. Income Taxes                   5,431       (105)    (2)     5,536       2,778    101      2,758
                                                --------    -------          --------     -------           -------
Net Operating Income(1)                         $ 18,495    $  (911)    (5)  $ 19,406     $ 6,836     54    $12,570
                                                ========    =======          ========     =======           =======

(1) Does not include interest expense or other income.

The Company's natural gas business experienced the effects of weather on operating results in both 1994 and 1993. In 1994, weather in the Washington and Idaho service territory was 9% warmer than normal, compared to 5% colder than normal in 1993. The Oregon service territory experienced temperatures 6% warmer than normal in 1994, compared to 8% warmer in 1993. The 8% growth in customers in 1994 helped offset the impact of the weather. Substantial customer growth of 9% in 1993, along with colder weather, contributed to increased revenues.

Total natural gas revenues increased in all customer classes except industrial in 1994 from 1993. WPNG revenues accounted for an increase of $4.6 million in overall natural gas operating revenues, as compared to 1993. In 1994, natural gas revenues from WWP residential and commercial customers rose by $5.2 million and $5.9 million, respectively. The increased revenues were due to customer growth and higher average prices than in 1993, which were offset in part by lower usage per customer as a result of warm temperatures. Much of the customer growth in the WWP service area during the early part of 1994 was the result of the Company's emphasis on conversions from electric service to natural gas. Recent revisions in the Company's Demand Side Management programs may lessen the pace of conversions in the future. During 1994, the Company sold natural gas on an off-system sales basis. The revenues from these sales were offset by like increases in purchased gas expense. Margins from these transactions will be credited back to customers through rate changes for the cost of gas.

Total natural gas revenues increased $37.0 million, or 37%, in 1993. WPNG revenues accounted for an increase of $10.1 million, while WWP revenues increased $26.9 million. Total therm sales increased by 18% in 1993 due to customer growth in all service classes except transportation and higher customer usage due to colder weather in 1993 as compared to 1992. Approximately 40% of the customer growth in the WWP service area during 1993 was the result of the Company's emphasis on conversion from electric space and water heating to natural gas through Demand Side Management programs.

THE WASHINGTON WATER POWER COMPANY

Natural Gas Revenues, Therm Sales, and Customers by Service Class

                                                          1994 vs 1993                   1993 vs 1992
(Revenues in thousands,                                -----------------              ------------------
therm sales in thousands)                 1994         Incr(Decr)    %       1993      Incr(Decr)    %         1992
- -------------------------              ---------       ----------  -----   --------   -----------  -----    ----------
Natural Gas Revenues:
  Residential......................     $ 76,597        $  8,460     12    $ 68,137     $19,742       41    $ 48,395
  Commercial.......................       50,981           7,439     17      43,542      11,558       36      31,984
  Industrial--firm.................        5,642            (447)    (7)      6,089       1,583       35       4,506
  Industrial--interruptible........        3,570          (1,214)   (25)      4,784       1,580       49       3,204
  Off-system sales.................        5,098           5,098      -           -           -        -           -
  Transportation...................       11,140             217      2      10,923       2,260       26       8,663

Natural Gas Therm Sales:
  Residential......................      150,106          (1,155)    (1)    151,261      33,601       29     117,660
  Commercial.......................      120,901           6,108      5     114,793      19,169       20      95,624
  Industrial--firm.................       15,614          (3,421)   (18)     19,035       3,213       20      15,822
  Industrial--interruptible........       12,801          (2,946)   (19)     15,747       3,397       28      12,350
  Off-system sales.................       36,107          36,107      -           -           -        -           -
  Transportation...................      195,543          (1,956)    (1)    197,499      16,354        9     181,145

Natural Gas Customers (average):
  Residential......................      179,176          16,776      10    162,400      14,158       10     148,242
  Commercial.......................       23,466             940       4     22,526         710        3      21,816
  Industrial--firm.................          264              (4)     (1)       268           2        1         266
  Industrial--interruptible........           33              (6)    (15)        39          10       34          29
  Off-system sales.................            1               1       -          -           -        -           -
  Transportation...................           60               4       7         56          (4)      (7)         60

A large portion of purchased gas expense is variable costs, with the result that increases in revenues are offset by like increases in purchased gas expense. Natural gas purchased expense increased $19.4 million in 1994 from 1993, primarily due to the increase in therm sales of 32.1 million, or 6%. Administrative and general expenses increased by $0.9 million in 1994, compared to 1993, primarily due to labor-related costs.

Natural gas purchased expense increased $23.7 million, or 49%, in 1993 as compared to 1992, primarily as a result of an increase in therm sales of 76.3 million, or 18%, across all customer classes due to customer growth and colder weather. Taxes other than income and income taxes also increased substantially in 1993 due to increased revenues and income.

NON-UTILITY OPERATIONS

Non-Utility Operations Summary

                                                          1994 vs 1993                   1993 vs 1992
Non-Utility Operations                                 -----------------              ------------------
(dollars in thousands)                    1994         Incr(Decr)    %       1993      Incr(Decr)    %         1992
- -----------------------                ---------       ----------  -----   --------   -----------  -----    ----------

  Operating revenues...............     $ 62,698        $ 23,821     61    $ 38,877    $6,102        19    $ 32,775
  Operating expenses...............       56,291          25,156     81      31,135     3,366        12      27,769
                                        --------        --------           --------    -------             --------
  Operating income.................        6,407          (1,335)   (17)      7,742     2,736        55       5,006
  Other income - net...............       14,175           4,740     50       9,435     1,345        17       8,090
                                        --------        --------           --------    -------             --------
  Income before income taxes.......       20,582           3,405     20      17,177     4,081        31      13,096
  Income tax provision.............        6,952           3,041     78       3,911      (893)      (19)      4,804
                                        --------        --------           --------    -------             --------
  Net income.......................     $ 13,630        $    364      3    $ 13,266    $4,974        60    $  8,292
                                        ========        ========           ========    =======             ========

Non-utility operations include the results of Pentzer and three other subsidiary companies. Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the
portfolio investments to the public or to strategic buyers.   Pentzer's
objective is to produce current returns from its portfolio investments that are higher than that of the utility operations and to supplement these current returns by generating transactional gains through the sale of portfolio investments when appropriate. From time to time, a significant portion of Pentzer's earnings

THE WASHINGTON WATER POWER COMPANY

contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Non-utility net income for 1994 was $13.6 million, which was a 3% increase over 1993. The 1993 net income of $13.3 million was a 60% increase over 1992. The increase in 1993 over 1992 was primarily due to transactional gains recorded by Pentzer during 1993.

Transactional gains of $8.0 million in 1994 declined by $4.8 million as compared to 1993. The 1994 transactional gains were primarily the result of gains of $7.7 million from the sale of ITRON stock. The 1993 transactional gains included gains of $7.1 million from the sale of companies involved in telecommunications, technology and energy and a transactional gain of $5.7 million from the sale of ITRON stock.

Excluding transactional gains, earnings of $5.7 million in 1994 from Pentzer operations exceeded 1993 earnings by $5.8 million. For the year ended December 31, 1993, Pentzer had consolidated earnings of $19.7 million before provision for possible losses. At the end of the year, Pentzer established a $7.0 million provision for possible write-off of a portion of its investment portfolio. The provision was recorded based on the determination that future cashflows may be lower than expected, impairing the value of certain investments. After deducting this provision, Pentzer reported consolidated earnings of $12.7 million, which represents a 50% increase over Pentzer's 1992 earnings of $8.5 million. Transactional gains during 1993 totalled $12.8 million compared to $5.6 million in 1992. In addition to the transactional gains from ITRON in 1993, Pentzer also recorded a $3.0 million increase in net income as a result of improved earnings at ITRON and recognized an income tax benefit of $2.2 million due to tax loss carryforwards in a subsidiary. Pentzer's return on invested capital increased from 12% in 1992 to 17% in 1993 due, in part, to transactional gains.

Non-utility operating revenues and expenses increased substantially in 1994 as compared to 1993, and to a lesser degree in 1993 as compared to 1992. These increases in both revenues and expenses have been the result of the acquisitions by Pentzer in 1994 and 1993. Pentzer acquired two companies in 1994 and three companies in 1993. Income taxes also increased substantially in 1994 due to increased revenues and income.

THE WASHINGTON WATER POWER COMPANY

LIQUIDITY AND CAPITAL RESOURCES

UTILITY

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and construction expenditures.

Operating Activities Cash from operating activities less cash dividends paid provided 66% of utility capital expenditures in 1994 as compared to 67% in 1993 and 82% in 1992. Cash available from operating activities in 1994 declined from 1993 primarily due to both a reduction in operating income related to warmer than normal weather and an increase in various working capital components. The decline was partially offset by the positive effect of the PCA mechanism in 1994. See Note 1 to Financial Statements for additional information.

Investing Activities Cash used in investing activities increased in 1994 over 1993, despite a 14% decrease in construction expenditures, primarily due to the acquisition of the northern Idaho properties of PacifiCorp for $33 million.
See Note 14 to Financial Statements for additional information. Utility capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $356 million for the 1992-1994 period.

Financing Activities During the 1992-1994 period, $60 million of long-term debt matured and $352 million of higher-cost debt and preferred stock was redeemed and refinanced at lower cost. In January 1994, the Company received authorization to issue $250 million in First Mortgage Bonds which are being issued in the form of Secured Medium Term Notes, Series B (Series B Notes). During 1994, $7.5 million of long-term debt, with an average interest rate of 8.93% and an average maturity of 5 years, were redeemed and $88 million of secured long-term debt were issued at an average interest rate of 7.99% and an average maturity of 9 years. On March 6, 1995, $15 million of Series B Notes were issued with an average interest rate of 7.60% and an average maturity of 6 years. As of March 6, 1995, $157 million of Series B Notes remained to be issued.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of December 31, 1994, $25 million was outstanding under the committed lines of credit and $33 million was outstanding under other short-term borrowing arrangements. In the fourth quarter of 1994, the Company eliminated its commercial paper program.

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 9 to Financial Statements for additional information.

The Company's total common equity increased by $29 million during the year to $663 million at the end of 1994. The 1994 increase was primarily due to the issuance of 1.7 million shares of common stock through both the Dividend Reinvestment Plan and the Investment and Employee Stock Ownership Plan for proceeds of $26 million. No shares were issued under the Company's Periodic Offering Program in 1994. The utility capital structure at December 31, 1994, was 50% debt, 10% preferred stock and 40% common equity as compared to 49% debt, 10% preferred stock and 41% common equity at year-end 1993.

The Company is restricted under various agreements as to the additional securities it can issue. Under the most restrictive test of the Company's Mortgage, an additional $464 million of First Mortgage Bonds could be issued as of December 31, 1994. As of December 31, 1994, under its Restated Articles of Incorporation, approximately $469 million of additional preferred stock could be issued at an assumed dividend rate of 9.00%.

During the 1995-1997 period, utility capital expenditures are expected to be $228 million, and $132 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will average 90% of the funds needed for its capital expenditure program. External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, Sierra Pacific Resources (SPR) and Sierra Pacific Power Company (SPPC) with and into Resources West Energy Corporation (Resources West). See below for details.

THE WASHINGTON WATER POWER COMPANY

See Note 4, 5, 6, 7, 8 and 9 to Financial Statements for additional details related to financing activities.

NON-UTILITY

Capital expenditures for the non-utility operations were $16 million for the 1992-1994 period. During this period, $1 million of debt was repaid and capital expenditures were partially financed by the $9 million in proceeds from new long-term debt.

The non-utility operations have $43 million in borrowing arrangements ($22 million outstanding as of December 31, 1994) to fund corporate requirements on an interim basis. At December 31, 1994, the non-utility operations had $34 million in cash and marketable securities with $13 million in long-term debt outstanding.

The 1995-1997 non-utility capital expenditures are expected to be $5 million, and $7 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

TOTAL COMPANY CASH REQUIREMENTS

    (Millions of Dollars)                        Actual (1)                         Projected (2)
                                      ---------------------------          ---------------------------
                                      1992      1993      1994             1995       1996        1997
                                      ----      ----      ----             ----       ----        ----
Capital Expenditures (3):
    Utility:
         Electric                     $ 48      $ 60      $ 57              $40         $47        $42
         Natural gas                    28        26        27               26          23         22
         All other                      22        49        39               10           9          9
                                        --      ----      ----              ---         ---        ---
             Total Utility              98       135       123               76          79         73
    Non-Utility                          4         3         9                2           2          1
                                      ----      ----      ----              ---         ---        ---
             Total Company            $102      $138      $132              $78         $81        $74
                                      ====      ====      ====              ===         ===        ===
Debt and Preferred Stock Maturities
  Redemptions & Sinking Fund
  Requirements (Consolidated) (4):    $130      $274        $8              $48         $47        $44

(1) Excludes $66 million for the combustion turbine project located in Rathdrum, Idaho for which the Company has obtained separate long-term lease financing; see Note 9 to Financial Statements for additional information. Also excludes $33 million for the acquisition of the northern Idaho electric properties of Pacific Power and Light, an operating division of PacifiCorp; see Note 14 to Financial Statements for additional information.
(2) These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, SPR and SPPC with and into Resources West (see below).
(3) Excludes AFUDC and AFUCE.
(4) Excludes notes payable (due within one year).

FUTURE OUTLOOK

Merger

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC), a subsidiary of SPR, and Resources West Energy Corporation, a newly formed subsidiary of the Company (Resources West), entered into an Agreement and Plan of Reorganization and Merger, as subsequently amended (Merger Agreement), which provides for the merger of WWP, SPR and SPPC into Resources West. SPR and SPPC are both Nevada corporations with headquarters in Reno. The Merger Agreement provides that after the effective date of the merger, Resources West's corporate headquarters offices and principal executive offices will be located in Spokane and that the headquarters of its Washington Water Power and Sierra Pacific operating divisions will be in Spokane and Reno, respectively. As a result of the Merger Agreement, holders of WWP Common Stock would receive one share and holders of SPR Common Stock would receive 1.44 shares of Resources West Common Stock, respectively. Each outstanding share of Preferred Stock of WWP and SPPC, respectively, will be converted into the right to receive one share of Resources West Preferred Stock with equal stated value and dividends and like redemption provisions and rights upon liquidation.

Approval of the proposed merger was obtained from WWP, SPR and SPPC shareholders at meetings held on November 18, 1994. The Merger Agreement is also subject to certain customary closing conditions, including,

THE WASHINGTON WATER POWER COMPANY

without limitation, the receipt of all necessary governmental approvals, including approval of the Federal Energy Regulatory Commission (FERC) and the state utility commissions of California (CPUC), Idaho (IPUC), Montana (MPSC), Nevada (PSCN), Oregon (OPUC) and Washington (WUTC). Applications were filed with each of the state commissions and the FERC in the third quarter of 1994. An order was issued by the MPSC on October 17, 1994, stating that they would not exercise jurisdiction over the proposed merger. Each of the other five states has set a separate calendar for filings and hearings. The FERC has not yet established a procedural schedule for this proposed merger but it is expected to be within the same timeframes as the state commissions. A number of entities have intervened or expressed their intent to intervene either at the Federal level or before the various state commissions. However, the Company anticipates receiving final orders from all jurisdictions and closing the merger transaction by the end of 1995.

WWP, SPR and SPPC believe that the proposed merger offers significant strategic and financial benefits to each of the companies and to their respective stakeholders including an enhanced competitive position, a larger and more diverse service territory, an expanded resource base, improved resource planning and coordination, and cost savings. Specifically, the Board of Directors of the Company believes that the merger would afford the following distinct benefits to the Company and its shareholders over the long term: (i) the potential for higher growth in revenues and earnings due to the higher load growth forecast in SPPC's retail electric service territory in comparison to the load growth forecast for the area now served by the Company, (ii) transmission access to additional western markets which would offer increased opportunities for wholesale power sales, (iii) moderation of future rate increases through estimated cost savings and increased retail and wholesale sales, (iv) a significant increase in the proportion of net income available for common stock represented by core utility cash earnings as opposed to non-utility earnings and non-cash items, and (v) a lower dividend payout ratio than the Company might be able to achieve on a stand-alone basis.

The cost savings are estimated to approximate $450 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger. The cost savings should be achieved from, among other things, the integration of corporate management and administrative functions, the consolidation of distribution operations, the integration of natural gas purchasing requirements, the reduction of capacity requirements, the reduction of non-firm transmission expense, the avoidance of expenditures for operating systems, and the streamlining of inventories and purchasing economies. Since there will be an integration of corporate management and administrative functions, severance options and a voluntary early retirement plan are being offered to employees of the Company.

The analyses employed in order to develop estimates of specific amounts of savings to be achieved as a result of the merger were necessarily based upon various assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions, and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company, SPR, SPPC and Resources West. The Company believes that these assumptions are reasonable for the purpose of the development of estimates of cost savings but there is no assurance that such assumptions will approximate actual experience or that all such savings will be realized. Additionally, the treatment of the benefits and cost savings will depend on the terms of the regulatory approvals received in the various jurisdictions in which the Company and SPPC operate their businesses.

The regulatory plan proposed by the Company and SPPC includes a commitment to freeze base rates at their current levels in each jurisdiction until at least December 31, 1999, except for commodity cost increases and a small general increase in Nevada in 1997 for capital additions previously approved for SPPC by the PSCN. Ratemaking and regulation, in general, are anticipated to continue as before the merger with resources, costs and benefits allocated to each jurisdiction according to allocation methodologies agreed upon with each state commission. If the merger were consummated, the Company would avoid having to request retail rate increases effective between now and January 2000. These filings would otherwise be anticipated to request additional annual revenues of approximately $20 million. Resources West plans to develop, with its respective regulatory commissions, a longer-term regulatory plan for continued merger benefit savings commencing January 2000.

The service territories of WWP and SPPC are not physically connected. The only overlap in service territories is the South Lake Tahoe area in California where the Company provides natural gas service and SPPC provides the electric service. Both companies are jointly pursuing transmission access options and contracts, including Regional Transmission Groups, which will provide for the necessary interconnections to realize a portion of the expected merger-related savings. In February 1995, the Company and SPPC completed negotiations and have entered into letters of intent with the Idaho Power Company and Bonneville Power Administration (BPA) to acquire transmission rights between the two companies. The letters of intent contemplate new firm transmission purchases with Resources West having flexibility to exercise certain options in the future to expand its use of the transmission capabilities. The

THE WASHINGTON WATER POWER COMPANY

actual cost of the transmission rights will not vary significantly from that assumed in the original estimate of merger costs and benefits. Operational transmission interconnections are expected to be in place by the time the proposed merger is effective.

In the event that the merger is not completed due to circumstances beyond the Company's control, the Company would continue to operate as a separate utility and expense the merger costs that were incurred. The Merger Agreement does provide for the payment of a $25 million termination fee plus expenses to be made in certain circumstances where one party accepts another business combination proposal and, as a result, the Merger Agreement is terminated.

See Note 15 to Financial Statements for additional details.

Competition and Business Risk

The electric and natural gas utility businesses continue to undergo numerous transformations and are becoming increasingly competitive as a result of economic, regulatory and technological changes. The Company believes that it is well positioned to meet future challenges due to its low production costs, close proximity to major transmission lines and natural gas pipelines, active participation in the wholesale electric market and its commitment to high levels of customer satisfaction, cost reduction and continuous improvement of work processes. Additionally the Company continually evaluates merger and acquisition opportunities that will allow it to expand its economies of scale and diversify its risk posed by weather and economic conditions.

The Company continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the electric retail business include evolving technologies which provide alternate energy supplies, reduced energy consumption and the cost of the energy supplied, self-generation and fuel switching by commercial and industrial customers, the potential for retail wheeling, the costs of increasingly stringent environmental laws and the potential for stranded or nonrecoverable utility assets. If electric utility companies are eventually required to provide retail wheeling service, which is the transmission by an electric utility of electric power from another supplier to a customer located within such utility's service area, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Similarly the Company does not believe it has much risk for stranded generation, transmission or distribution assets due to its low cost structure.

The National Energy Policy Act (NEPA) enacted in 1992 addresses a wide range of issues affecting the wholesale electric business. The Company believes NEPA provides future transmission, energy production and sales opportunities to the Company and complements the Company's commitment to the wholesale electric business.

The Company continues to compete in the wholesale electric market with other western utilities, including the BPA. Business challenges affecting the wholesale electric business include new entrants in the wholesale market, such as power brokers and marketers, competition from low cost generation being developed by independent power producers and declining margins. However, the Company's wholesale electric business remains an important part of the Company's overall business strategy.

Natural gas remains priced competitively compared to other alternative fuel sources for residential, commercial and industrial customers and is projected to remain so well into the future due to increasing supplies and competition. Challenges facing the Company's natural gas business include the potential for customers to by-pass the Company's natural gas system. Since 1988 two of the Company's large industrial customers have built their own pipeline interconnection. However, these customers continue to purchase natural gas services from the Company. To reduce the potential for such by-pass, the Company prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. The Company has also signed long-term transportation contracts with two of its largest industrial customers which minimizes the risks of these customers by-passing the Company's system in the foreseeable future.

Order 636B adopted by FERC provides the Company more flexibility in optimizing its natural gas transportation and supply portfolios. While rate design changes have increased the costs of firm transportation to low load factor pipeline customers such as the Company, flexible receipt and delivery points and capacity releases allow temporarily under-utilized transportation to be released to others when not needed to serve the Company's customers. The Company is also able to optimize its natural gas supply portfolio by engaging in some off-system sales.

Resource planning for both the electric and natural gas businesses has been integrated so that the Company's customers are provided the most efficient and cost-effective products possible for all their energy requirements. The

THE WASHINGTON WATER POWER COMPANY

Company's need for future electric resources to serve retail loads is expected to remain very minimal. The Company will be filing electric integrated resource plans with both the WUTC and IPUC in April 1995. The switching of electric heating customers to natural gas requires increased efforts on the Company's part in negotiating and securing competitively-priced natural gas supplies for the future. The 1995 natural gas integrated resource plan reports were submitted to the WUTC, IPUC and OPUC in January 1995 with acceptance anticipated by the end of 1995. The natural gas integrated resource plan is provided to the CPUC for informational purposes only.

Economic and Load Growth

The Company expects economic growth to increase in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, continues its efforts to expand existing businesses and attract new businesses to the Inland Northwest. In the past, agriculture, mining and lumber have been the primary industries. However, health care, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. In addition, the Company also anticipates strong economic growth to continue in its Oregon and South Lake Tahoe, California service areas.

The Company anticipates electric retail load growth to average approximately 1.0% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. Although the number of electric customers is expected to increase, the average annual usage by residential customers is expected to continue to decline on a weather-adjusted basis due to newer technologies, construction and appliance efficiency standards and continued conversions to natural gas where available.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 3.1% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 5.1% growth annually during that same period. These growth forecasts have increased from the forecasts issued last year primarily due to fuel switching to natural gas necessitated by more stringent environmental laws that are being enacted.

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and chinook salmon, the Kootenai River white sturgeon and the bull trout have either been added to the endangered species list under the Federal Endangered Species Act (ESA), listed as "threatened" under the ESA or been petitioned for listing under the ESA. Thus far, measures which have been adopted and implemented to save both the Snake River sockeye salmon and chinook salmon have not directly impacted generation levels at any of the Company's hydroelectric dams. The Company does, however, purchase power from four projects on the Columbia River that are being directly impacted by these ongoing mitigation measures. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on the Company at this time. Future actions to save these, and other as yet unidentified fish or wildlife species, could further impact the Company's operations or the operations of some of its major customers. However, it is currently impossible to predict likely economic costs to the Company resulting from these actions.

Electro-magnetic field (EMF) exposure, and its potential health hazards, continues to be an evolving issue facing electrical utilities. Studies are continuing by dozens of governmental and scientific agencies but the results to date are at best conflicting. Public concerns regarding EMF may cause the siting and construction of new power lines and substations to be more expensive. The Company is unable to determine at this time whether its operations may be adversely impacted by EMF issues.

See Note 11 to Financial Statements for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditor's Report and Financial Statements begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

INDEPENDENT AUDITORS' REPORT

The Washington Water Power Company
Spokane, Washington

We have audited the accompanying consolidated balance sheets and statements of capitalization of The Washington Water Power Company and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings, cash flows, and the schedules of information by business segments for each of the three years in the period ended December 31, 1994. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, such consolidated financial statements and schedules present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, the schedules referred to above present fairly in all material respects, the segment information of the Company and its subsidiaries in accordance with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Company changed its methods of accounting for other post-employment benefits and income taxes effective January 1, 1993, to conform with Statements of Financial Accounting Standards No. 106 and 109.


Deloitte & Touche LLP

Seattle, Washington
January 27, 1995 (February 2, 1995 as to Note 11)

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

The Washington Water Power Company
For the Years Ended December 31
Thousands of Dollars

                                                                               1994             1993              1992
                                                                             --------         --------          --------
OPERATING REVENUES.....................................................      $670,765         $640,599          $557,758
                                                                             --------         --------          --------
OPERATING EXPENSES:
 Operations and maintenance............................................       350,703          322,117           262,031
 Administrative and general............................................        59,645           55,083            50,016
 Depreciation and amortization.........................................        59,479           58,354            53,422
 Taxes other than income taxes.........................................        45,480           44,195            41,664
                                                                             --------         --------          --------
  Total operating expenses.............................................       515,307          479,749           407,133
                                                                             --------         --------          --------
INCOME FROM OPERATIONS.................................................       155,458          160,850           150,625
                                                                             --------         --------          --------
INTEREST EXPENSE AND (OTHER INCOME):
 Interest expense......................................................        53,077           50,133            53,541
 Interest capitalized and AFUCE (Note 1)...............................        (3,687)          (3,027)           (2,359)
 Net gain on subsidiary transactions (Note 14).........................       (11,519)          (9,915)           (6,685)
 Other (income) deductions-net (Note 1)................................        (4,306)          (1,620)           (7,469)
                                                                             --------         --------          --------
  Total interest expense and other income-net..........................        33,565           35,571            37,028
                                                                             --------         --------          --------
INCOME BEFORE INCOME TAXES.............................................       121,893          125,279           113,597
INCOME TAXES (Notes 1 & 3).............................................        44,696           42,503            41,330
                                                                             --------         --------          --------
INCOME FROM CONTINUING OPERATIONS..................................            77,197           82,776            72,267
Discontinued coal mining operations-net of income taxes (Note 10)                 -                -               2,403
                                                                             --------         --------          --------
NET INCOME.............................................................        77,197           82,776            74,670
DEDUCT-Preferred stock dividend requirements...........................         8,656            8,335             6,817
                                                                             --------         --------          --------
INCOME AVAILABLE FOR COMMON STOCK......................................      $ 68,541         $ 74,441          $ 67,853
                                                                             ========         ========          ========
Average common shares outstanding (thousands)..........................        53,538           51,616            49,550

EARNINGS PER SHARE OF COMMON STOCK:
 From continuing operations (after preferred dividends)................        $ 1.28           $ 1.44            $ 1.32
 From discontinued coal mining operations (Note 10)....................           -                -                0.05
                                                                             --------         --------          --------
EARNINGS PER SHARE OF COMMON STOCK.....................................        $ 1.28           $ 1.44            $ 1.37
                                                                             ========         ========          ========
Dividends paid per common share........................................        $ 1.24           $ 1.24            $ 1.24
RETAINED EARNINGS, JANUARY 1...........................................      $112,424         $101,644          $ 95,047
NET INCOME.............................................................        77,197           82,776            74,670
DIVIDENDS DECLARED:
 Preferred stock (Note 7)..............................................        (8,823)          (8,219)           (6,968)
 Common stock..........................................................       (66,378)         (64,209)          (61,525)
ESOP dividend tax savings..............................................           428              432               420
                                                                             --------         --------          --------
RETAINED EARNINGS, DECEMBER 31.........................................      $114,848         $112,424          $101,644
                                                                             ========         ========          ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

The Washington Water Power Company
At December 31
Thousands of Dollars

                                                                                         1994              1993
                                                                                      ----------        ----------
ASSETS:
UTILITY PLANT-Original Cost (Notes 1 and 16):
 Electric-net.....................................................................    $1,477,998        $1,409,309
 Natural Gas......................................................................       316,974           277,503
 Common plant.....................................................................        34,624            36,157
                                                                                      ----------        ----------
  Utility plant...................................................................     1,829,596         1,722,969
 Less accumulated depreciation and amortization:
  Electric........................................................................       394,559           375,692
  Natural Gas.....................................................................        97,217            84,701
  Common plant....................................................................         8,775             8,585
                                                                                      ----------        ----------
  Net utility plant...............................................................     1,329,045         1,253,991
                                                                                      ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
 Investment in exchange power-net.................................................        88,615            94,383
 Other-net (Note 16)..............................................................       114,145            79,376
                                                                                      ----------        ----------
  Total other property and investments............................................       202,760           173,759
                                                                                      ----------        ----------
CURRENT ASSETS:
 Cash and cash equivalents........................................................         5,178            11,201
 Temporary cash investments.......................................................        27,928            22,517
 Accounts and notes receivable-net (Note 6).......................................        74,524            63,649
 Materials and supplies, fuel stock and natural gas stored (average cost).........        21,384            19,548
 Prepayments and other............................................................         7,552             5,832
                                                                                      ----------        ----------
  Total current assets............................................................       136,566           122,747
                                                                                      ----------        ----------
DEFERRED CHARGES:
 Regulatory assets for deferred income tax (Note 3)...............................       174,349           177,786
 Conservation programs............................................................        66,511            47,612
 Other-net (Note 1)...............................................................        85,022            61,943
                                                                                      ----------        ----------
  Total deferred charges..........................................................       325,882           287,341
                                                                                      ----------        ----------
   TOTAL..........................................................................    $1,994,253        $1,837,838
                                                                                      ==========        ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)....................    $1,533,640        $1,416,608
                                                                                      ----------        ----------
CURRENT LIABILITIES:
 Accounts payable.................................................................        46,217            33,840
 Taxes accrued (Note 3)...........................................................        17,977            19,959
 Interest accrued.................................................................        10,954            10,046
 Other............................................................................        57,369            51,163
                                                                                      ----------        ----------
  Total current liabilities.......................................................       132,517           115,008
                                                                                      ----------        ----------
DEFERRED CREDITS:
 Investment tax credits (Note 1)..................................................         2,358             2,456
 Deferred income taxes (Note 3)...................................................       310,167           288,905
 Other (Note 1)...................................................................        14,399            13,838
                                                                                      ----------        ----------
  Total deferred credits..........................................................       326,924           305,199
                                                                                      ----------        ----------
MINORITY INTEREST.................................................................         1,172             1,023
                                                                                      ----------        ----------
COMMITMENTS AND CONTINGENCIES (Notes 11, 14 and 15)

   TOTAL..........................................................................    $1,994,253        $1,837,838
                                                                                      ==========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

The Washington Water Power Company
At December 31
Thousands of Dollars

                                                                                            1994             1993
                                                                                         ----------        ----------
COMMON EQUITY:
 Common stock, no par value; 200,000,000 shares authorized:
  shares outstanding: 1994-54,420,696; 1993-52,757,545 (Note 8)......................    $  570,603        $  544,609
 Note receivable from employee stock ownership plan (Note 8).........................       (12,267)          (12,756)
 Capital stock expense and other paid in capital.....................................       (10,031)           (9,898)
 Unrealized investment gain-net (Note 1).............................................        14,341                -
 Retained Earnings...................................................................       114,848           112,424
                                                                                         ----------        ----------
  Total common equity................................................................       677,494           634,379
                                                                                         ----------        ----------
PREFERRED STOCK-CUMULATIVE: (Note 7)
 10,000,000 shares authorized:
 Not subject to mandatory redemption:
  Flexible Auction Series J; 500 shares outstanding ($100,000 stated value)..........        50,000            50,000
                                                                                         ----------        ----------
   Total not subject to mandatory redemption.........................................        50,000            50,000
                                                                                         ----------        ----------
 Subject to mandatory redemption:
  $8.625 Series I; 500,000 shares outstanding ($100 stated value)....................        50,000            50,000
  $6.95 Series K; 350,000 shares outstanding ($100 stated value).....................        35,000            35,000
                                                                                         ----------        ----------
   Total subject to mandatory redemption.............................................        85,000            85,000
                                                                                         ----------        ----------
LONG-TERM DEBT: (Note 4)
 First Mortgage Bonds:
  4 5/8% due March 1, 1995...........................................................        10,000            10,000
  7 1/8% due December 1, 2013........................................................        66,700            66,700
  7 2/5% due December 1, 2016........................................................        17,000            17,000
  Secured Medium-Term Notes:
   Series A - 4.72% to 8.06% due 1996 through 2023...................................       250,000           225,000
   Series B - 7.52% to 8.25% due 1997 through 2006...................................        63,000                -
                                                                                         ----------        ----------
   Total first mortgage bonds........................................................       406,700           318,700
                                                                                         ----------        ----------
 Pollution Control Bonds:
  6% Series due 2023.................................................................         4,100             4,100

 Unsecured Medium-Term Notes:
  Series A - 7.94% to 9.58% due 1995 through 2007....................................        92,500           100,000
  Series B - 5.50% to 8.55% due 1995 through 2023....................................       150,000           150,000
                                                                                         ----------        ----------
   Total unsecured medium-term notes.................................................       242,500           250,000
                                                                                         ----------        ----------
 Notes payable (due within one year) and commercial paper to be
  refinanced (Note 5)................................................................        58,000            68,001
 Other (Note 4)......................................................................         9,846             6,428
                                                                                         ----------        ----------
  Total long-term debt...............................................................       721,146           647,229
                                                                                         ----------        ----------
TOTAL CAPITALIZATION.................................................................    $1,533,640        $1,416,608
                                                                                         ==========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company

For the Years Ended December 31
Thousands of Dollars

                                                                                                 1994         1993         1992
                                                                                              ---------    ---------    ---------
OPERATING  ACTIVITIES:
 Income from continuing operations.......................................................      $ 77,197     $ 82,776     $ 72,267
 NON-CASH REVENUES AND EXPENSES INCLUDED
  IN INCOME FROM CONTINUING OPERATIONS:
  Depreciation and amortization..........................................................        69,895       66,593       59,802
  Provision for deferred income taxes....................................................        15,380        6,962       16,479
  Allowance for equity funds used during construction....................................        (1,261)      (1,666)      (1,392)
  Power and natural gas cost deferrals and amortizations (Note 1)........................         6,365       (7,624)     (11,523)
  Deferred revenues and other-net........................................................        (4,445)      (1,271)        (734)
  (Increase) decrease in working capital components:
   Receivables and prepaid expense-net...................................................       (12,458)       1,116          126
   Materials & supplies, fuel stock and natural gas stored...............................        (1,864)      (2,001)       1,047
   Payables and other accrued liabilities................................................         4,343       (1,846)      (3,575)
   Other-net.............................................................................        (8,309)       8,767        2,998
                                                                                              ---------    ---------    ---------
Net cash flows from continuing operations................................................       144,843      151,806      135,495
 Net cash flows from discontinued operations (Note 10)...................................          -             -          2,403
                                                                                              ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................       144,843      151,806      137,898
                                                                                              ---------    ---------    ---------
INVESTING ACTIVITIES:
 Construction expenditures (excluding AFUDC-equity funds)................................       (95,815)    (111,118)     (90,344)
 Other capital requirements..............................................................       (21,603)     (30,216)     (11,640)
 (Increase) decrease in other noncurrent balance sheet items-net.........................       (21,686)      (1,063)       9,723
 Assets acquired and investments in subsidiaries (Note 14)...............................       (43,823)       2,725      (17,438)
                                                                                              ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES....................................................      (182,927)    (139,672)    (109,699)
                                                                                              ---------    ---------    ---------
FINANCING ACTIVITIES:
 Increase (decrease) in commercial paper, notes payable
  and bank borrowings-net................................................................       (10,001)      64,001      (42,000)
 Sale of unsecured medium-term notes.....................................................          -          25,000      113,000
 Redemption and maturity of unsecured medium-term notes..................................        (7,500)     (70,000)     (30,000)
 Sale of secured medium-term notes (a series of
  first mortgage bonds)..................................................................        88,000      225,000          -
 Redemption of mortgage bonds............................................................          -        (200,000)     (75,000)
 Sale of pollution control bonds.........................................................          -           4,100          -
 Redemption of pollution control bonds...................................................          -          (4,100)         -
 Issuance of preferred stock.............................................................          -             -         35,000
 Redemption of preferred stock...........................................................          -             -        (25,000)
 Redemption premiums.....................................................................          -          (9,595)      (2,956)
 Sale of common stock (Note 8)...........................................................        14,934       25,899       39,233
 Miscellaneous-net.......................................................................        10,051       (7,819)      12,254
                                                                                              ---------    ---------    ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS...........................................        95,484       52,486       24,531
  Less cash dividends paid...............................................................       (63,423)     (61,773)     (57,229)
                                                                                              ---------    ---------    ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES......................................        32,061       (9,287)     (32,698)
                                                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS.......................................        (6,023)       2,847       (4,499)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................        11,201        8,354       12,853
                                                                                              ---------    ---------    ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD.................................................     $   5,178    $  11,201    $   8,354
                                                                                              =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period:
  Interest...............................................................................      $ 46,861     $ 47,854     $ 48,516
  Income Taxes...........................................................................      $ 34,094     $ 35,649     $ 28,317
 Noncash financing and investing activities..............................................      $ 25,891     $ 13,327     $ 12,865


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company

For the Years Ended December 31
Thousands of Dollars

                                                             1994             1993              1992
                                                           ---------        ---------         ---------
OPERATING REVENUES:
 Electric.............................................      $451,291         $464,175          $424,413
 Natural Gas..........................................       156,776          137,547           100,570
 Non-utility (Note 14)................................        62,698           38,877            32,775
                                                            --------         --------          --------
  Total operating revenues............................      $670,765         $640,599          $557,758
                                                            ========         ========          ========
OPERATIONS AND MAINTENANCE EXPENSES:
 Electric:
  Power purchased.....................................      $106,277         $118,809           $91,709
  Fuel for generation.................................        39,176           34,233            37,096
  Other electric......................................        61,268           68,567            57,858
 Natural Gas:
  Natural gas purchased for resale....................        91,277           71,867            48,215
  Other natural gas...................................        14,297           14,286            13,692
 Non-utility (Note 14)................................        38,408           14,355            13,461
                                                            --------         --------          --------
  Total operations and maintenance expenses...........      $350,703         $322,117          $262,031
                                                            ========         ========          ========
ADMINISTRATIVE AND GENERAL EXPENSES:
 Electric.............................................       $35,190          $32,376           $30,983
 Natural Gas..........................................        10,944           10,069             9,635
 Non-utility (Note 14)................................        13,511           12,638             9,398
                                                            --------         --------          --------
  Total administrative and general expenses...........       $59,645          $55,083           $50,016
                                                            ========         ========          ========
DEPRECIATION AND AMORTIZATION EXPENSES:
 Electric.............................................       $48,233          $47,003           $42,042
 Natural Gas..........................................         8,199            8,470             7,877
 Non-utility (Note 14)................................         3,047            2,881             3,503
                                                            --------         --------          --------
  Total depreciation and amortization expenses........       $59,479          $58,354           $53,422
                                                            ========         ========          ========
INCOME FROM OPERATIONS:
 Electric.............................................      $125,125         $128,166          $130,291
 Natural Gas..........................................        23,926           24,942            15,328
 Non-utility (Note 14)................................         6,407            7,742             5,006
                                                            --------         --------          --------
  Total income from operations........................      $155,458         $160,850          $150,625
                                                            ========         ========          ========
INCOME AVAILABLE FOR COMMON STOCK:
 Utility operations...................................       $54,911          $61,175           $57,158
 Non-utility operations (Note 14).....................        13,630           13,266             8,292
 Discontinued coal mining operations (Note 10)........           -                -               2,403
                                                            --------         --------          --------
  Total income available for common stock ............       $68,541          $74,441           $67,853
                                                            ========         ========          ========
ASSETS:
 Electric.............................................    $1,441,643       $1,372,128        $1,157,071
 Natural Gas..........................................       247,060          220,253           176,203
 Common plant.........................................        25,849           27,572            25,231
 Other utility assets.................................       106,118           81,699            66,307
 Non-utility assets (Note 14).........................       173,583          136,186           109,203
                                                          ----------       ----------        ----------
  Total assets........................................    $1,994,253       $1,837,838        $1,534,015
                                                          ==========       ==========        ==========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
 Electric.............................................       $70,791          $84,277           $57,138
 Natural Gas..........................................        32,682           30,774            29,314
 Common plant.........................................        19,262           19,801            11,255
 Non-utility..........................................         8,701            3,452             3,642
                                                            --------         --------          --------
  Total capital expenditures..........................      $131,436         $138,304          $101,349
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

BASIS OF REPORTING
The financial statements are presented on a consolidated basis and, as such, include the assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries, Pentzer Corporation (Pentzer), Washington Irrigation and Development Company (WIDCo), The Limestone Company and WP Finance Company. All material intercompany transactions that are not allowed recovery under regulation have been eliminated in the consolidation. As discussed in Note 14, the 1993 and 1994 operating results for ITRON are no longer consolidated and were accounted for on the equity method, and as of December 31, 1994 are now accounted for on the cost method.

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

The effective AFUDC rate was 10.67% in 1994, 1993 and 1992. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

ALLOWANCE FOR FUNDS USED TO CONSERVE ENERGY
The Allowance for Funds Used to Conserve Energy (AFUCE) rate recovers carrying costs associated with Demand Side Management (DSM) program expenditures until such investment is included in rate base or amortized into rates. AFUCE is capitalized as a part of the cost of the DSM investment and is credited currently as a noncash item to Other Income and Interest Capitalized. The AFUCE rate in effect is the last authorized, or otherwise stipulated, rate of return from the Company's proceeding for natural gas or electric operations. The rate for Washington is adjusted for the tax effect of interest. Cash inflow related to AFUCE does not occur until the related DSM investment is placed in service.

THE WASHINGTON WATER POWER COMPANY

DEFERRED CHARGES AND CREDITS
The Company prepares its financial statements in accordance with the provisions of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." FAS No. 71 requires a cost-based, rate-regulated company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, certain costs and obligations, such as incurred costs not currently recovered through rates but expected to be recovered in the future, must be reflected in a deferred account in the balance sheet and not be reflected in income until matching revenues are recognized.

The primary regulatory assets include Investment in Exchange Power, Demand Side Management costs, the FAS 109 income tax deferral, the provision for FAS 106, and unrecovered purchased gas costs. Included in Deferred Charges, Other are debt issuance and redemption costs, which are amortized over the terms of the respective debt issues. Deferred credits include the gain on the general office building sale/leaseback being amortized over the life of the lease.

DEPRECIATION
For utility operations, depreciation provisions are computed by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 6%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.56% in 1994, 2.68% in 1993 and 2.37% in 1992.

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS
In 1989, the Idaho Public Utilities Commission (IPUC) approved the Company's filing for a power cost adjustment mechanism (PCA). The PCA is designed to allow the Company to change electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. In 1994 and 1992, the Company deferred $4.1 million and $3.3 million, respectively, of net power supply costs, which resulted in like decreases in electric operating expenses. In 1993, the Company deferred $4.6 million of net power supply cost savings, which resulted in like increases in electric operating expenses. Rate changes are triggered when the deferred balance reaches $2.2 million. On January 1, 1995, a $2.2 million surcharge was implemented for the next twelve months to recover costs resulting from low streamflow conditions during 1994.
A rate increase was also implemented in November 1992 to pass through accumulated costs. As of December 31, 1994, $1.4 million of costs not yet subject to a rate increase had accumulated in the PCA deferral account. On July 18, 1994, the IPUC approved an indefinite extension of the PCA.

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

INCOME TAXES
The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1990 return.

EARNINGS PER SHARE
Earnings per share have been computed based on the weighted average number of common shares outstanding during the period. On November 9, 1993, the Company distributed, to shareholders of record on October 25, 1993, shares of its common stock, without par value, under a two-for-one stock split effected in the form of a 100% stock dividend. All references to number of shares and per share information have been adjusted to reflect the common stock split on a retroactive basis.

CASH
For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

THE WASHINGTON WATER POWER COMPANY

DERIVATIVE FINANCIAL INSTRUMENTS
The Company's one involvement with derivative financial instruments is an interest rate cap agreement effective January 1995, for a three-year period, that sets a ceiling on the interest rate associated with a lease. Payments made under this agreement are being amortized to rent expense.

OTHER INCOME -- NET
Other income-net is composed of the following items:

                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                               1994         1993         1992
                                               ----         ----         ----
                                                    (Thousands of Dollars)
    Interest income                           $3,535      $ 4,058       $ 5,566
    Gain (loss) on property dispositions         738       (1,370)        2,405
    Minority interest                           (289)      (1,273)           36
    AFUDC (equity)                             1,261        1,666         1,392
    Miscellaneous                               (939)      (1,461)       (1,930)
                                              ------      -------       -------
         Total                                $4,306      $ 1,620       $ 7,469
                                              ======      =======       =======

NEW ACCOUNTING STANDARDS
Effective January 1, 1994, the Company adopted FAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities." Under FAS No. 115, investments in debt and marketable equity securities are classified as "available for sale" and are recorded at fair value. Investments totalling $34.1 million and $27.9 million are included on the Consolidated Balance Sheets as other property and investments and current assets, respectively. Unrealized investment gains, net of taxes, added $14.3 million to the Consolidated Statements of Capitalization as of December 31, 1994 as a separate component of shareholders' equity.


NOTE 2. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS No. 106 requires the Company to accrue the estimated cost of postretirement benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. FAS No. 106 allows recognition of the unrecognized transition obligation in the year of adoption or the amortization of such obligation over a period of up to twenty years. The Company elected to amortize this obligation of approximately $34,500,000 over a period of twenty years.

The Company has received accounting orders from the Washington Utilities and Transportation Commission (WUTC) and the IPUC allowing the current deferral of expense accruals under this Statement as a regulatory asset for future recovery. At such time that rate recovery is requested and allowed, cumulative deferrals will be amortized over the remainder of the twenty-year amortization period. The Company expects to be able to recover the amortized amounts. Therefore, the Company's cash flows and income from operations are not affected by implementation of this Statement.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. In 1994, 1993 and 1992, the Company recognized $1,270,000, $1,250,000 and $1,290,000, respectively, as an expense for postretirement health care and life insurance benefits. The following table sets forth the health care plan's funded status at December 31, 1994 and 1993.

THE WASHINGTON WATER POWER COMPANY

Accumulated postretirement benefit obligation (thousands of dollars):

                                                                            1994                 1993
                                                                           -------              -------
         Retirees                                                              506                  509
         Fully eligible plan participants                                    1,340                1,341
         Other active plan participants                                        110                  111
                                                                             -----              -------
         Total participants                                                  1,956                1,961

         Fair value of plan assets                                             $32                 $636
         Accumulated postretirement benefit obligations
                in excess of plan assets                                   $34,468              $38,964
         Unrecognized transition obligation                                $33,548              $38,413
         Accrued postretirement benefit cost                                $2,966               $3,981

Net postretirement benefit cost for 1994 and 1993 consisted of the following components (thousands of dollars):

                                                                              1994               1993
                                                                             ------             -------
         Service cost -  benefits earned during the period                     $475               $776
         Return on the plan assets (if any)                                     -                  -
         Interest cost on accumulated postretirement benefit obligation      $1,539             $2,018
         Amortization of transition obligation                                 $952             $1,187

The currently assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 12% for 1994, decreasing linearly each successive year until it reaches 7% in 1998. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and net postretirement health care cost by approximately $1,552,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5%.

The Company has a pension plan covering substantially all of its regular full-time employees. Some of the Company's subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee's average compensation as specified in the Plan. The Company's funding policy is to contribute annually an amount equal to the net periodic pension cost, provided that such contributions are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for tax purposes. Pension fund assets are invested primarily in marketable debt and equity securities. The Company also has another plan which covers the executive officers.

Net pension credit for 1994, 1993 and 1992 is summarized as follows:         1994         1993          1992
                                                                             ----         ----          ----
                                                                                 (Thousands of Dollars)
Service cost-benefits earned during the period  . . . . . . . . . . . .    $ 4,323      $  3,150      $  2,846
Interest cost on projected benefit obligation . . . . . . . . . . . . .      8,523         7,771         7,390
Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . .       (248)      (15,108)      (12,257)
Net amortization and deferral . . . . . . . . . . . . . . . . . . . . .    (11,553)         3,717          886
                                                                           -------      --------      --------
   Net periodic pension cost (income) . . . . . . . . . . . . . . . . .      1,045          (470)       (1,135)
Less amounts charged (credited) to construction and other accounts  . .        -             -             (24)
                                                                           -------      --------      --------
   Net pension cost credited to operating expenses  . . . . . . . . . .    $ 1,045      $   (470)     $ (1,111)
                                                                           =======      ========      ========

THE WASHINGTON WATER POWER COMPANY

The funded status of the Plan and the pension liability at December 31, 1994, 1993 and 1992, are as follows:

                                                                             1994         1993          1992
                                                                          ---------     ---------      --------
                                                                                   (Thousands of dollars)
Actuarial present value of benefit obligations:
    Accumulated benefit obligations (including vested benefits of
    $(88,596,000), $(84,531,000) and $(76,226,000), respectively) . . .   $ (90,341)    $ (85,368)     $(76,853)
                                                                          =========     =========      ========
    Projected benefit obligation for service rendered to date   . . . .   $(107,540)    $(104,025)     $(95,446)
    Plan assets at fair value   . . . . . . . . . . . . . . . . . . . .     119,706       126,879       118,883
                                                                          ---------     ---------      --------
    Plan assets in excess of projected benefit obligation   . . . . . .      12,166        22,854        23,437
    Unrecognized net gain from returns different than assumed   . . . .     (17,939)      (21,503)      (19,733)
    Prior service cost not yet recognized in pension cost   . . . . . .      14,803         7,983         8,568
    Unrecognized net asset at year-end (being amortized over
         11 to 19 years)  . . . . . . . . . . . . . . . . . . . . . . .     (11,359)      (12,445)      (13,531)
    Regulatory deferrals (1). . . . . . . . . . . . . . . . . . . . . .      (1,841)       (3,256)       (1,381)
                                                                          ---------      --------      --------
    Pension liability   . . . . . . . . . . . . . . . . . . . . . . . .   $  (4,170)     $ (6,367)     $ (2,640)
                                                                          =========      ========      ========

Assumptions used in calculations were:
    Discount rate at year-end   . . . . . . . . . . . . . . . . . . . .        8.5%          7.5%          8.5%
    Rate of increase in future compensation level   . . . . . . . . . .        4.0%          4.0%          5.0%
    Expected long-term rate of return on assets   . . . . . . . . . . .        9.0%          9.0%          9.0%

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

As of December 31, 1994 and 1993, respectively, the Company had recorded net regulatory assets of $174,349,000 and $177,786,000 related to the probable recovery of FAS No. 109 deferred tax liabilities from customers through future rates. Such net regulatory assets will be adjusted by amounts recovered through rates.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):

                                                                             1994               1993
                                                                           --------           --------
       Deferred tax liabilities:
         Differences between book and tax bases of utility plant           $317,991           $297,175
         Loss on reacquired debt                                              8,216              9,243
         Deferred natural gas credits                                         1,095              2,679
         Other                                                                8,957              5,575
                                                                           --------           --------
           Total deferred tax liabilities                                   336,259            314,672
                                                                           --------           --------

       Deferred tax assets:
         Reserves not currently deductible                                   14,429             14,486
         Contributions in aid of construction                                 3,710              2,975
         Gain on sale of office building                                      1,555              1,647
         Other                                                                6,398              6,659
                                                                           --------           --------
           Total deferred tax assets                                         26,092             25,767
                                                                           --------           --------
         Net deferred tax liability                                        $310,167           $288,905
                                                                           ========           ========

THE WASHINGTON WATER POWER COMPANY

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows (the current and deferred effective tax rates are approximately the same during all periods):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              1994            1993            1992
                                                              ----            ----            ----
                                                                     (Thousands of Dollars)
Computed federal income taxes at statutory rate             $41,983         $43,363         $38,296
Increase (decrease) in tax resulting from:
    Accelerated tax depreciation  . . . . . . . . . . . .     1,725          (2,229)          1,784
    Sale of software rights   . . . . . . . . . . . . . .     5,168              -               -
    Equity earnings in affiliates   . . . . . . . . . . .      (497)           (560)            509
    Other   . . . . . . . . . . . . . . . . . . . . . . .    (6,488)          1,684          (1,628)
                                                            -------         -------         -------
Total federal income tax expense* . . . . . . . . . . . .   $41,891         $42,258         $38,961
                                                            =======         =======         =======

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:
Federal taxes currently provided  . . . . . . . . . . . .   $32,334         $34,749         $25,708
Deferred income taxes . . . . . . . . . . . . . . . . . .     9,557           7,509          13,253
                                                            -------         -------         -------
Total federal income tax expense  . . . . . . . . . . . .    41,891          42,258          38,961
    State income tax expense  . . . . . . . . . . . . . .     2,805             245           2,369
                                                            -------         -------         -------
Federal and state income taxes  . . . . . . . . . . . . .   $44,696         $42,503         $41,330
                                                            =======         =======         =======
*Federal Income Tax Expense:
    Utility   . . . . . . . . . . . . . . . . . . . . . .   $35,513         $36,385         $34,372
    Non-utility   . . . . . . . . . . . . . . . . . . . .     6,378           5,873           4,589
                                                            -------         -------         -------
Total Federal Income Tax Expense  . . . . . . . . . . . .   $41,891         $42,258         $38,961
                                                            =======         =======         =======

Federal statutory rate  . . . . . . . . . . . . . . . . .       35%             35%             34%

THE WASHINGTON WATER POWER COMPANY

NOTE 4. LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for First Mortgage Bonds and Medium-Term Notes outstanding at December 31, 1994 are as follows:

                    YEAR ENDED                                SINKING FUND
                    DECEMBER 31             MATURITIES        REQUIREMENTS       <TOTAL
                    -----------             ----------        ------------
                                                         (Thousands of Dollars)
                      1995................   $45,000            $3,967             $48,967
                      1996................    35,000             3,767              38,767
                      1997................    31,000             3,657              34,657
                      1998................    10,000             3,657              13,657
                      1999................    47,500             3,447              50,947

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In 1993 and 1992, $25,000,000 and $113,000,000, respectively, of unsecured
Medium-Term Notes, Series A and B were issued. At December 31, 1994, the Company had outstanding $242,500,000 of such notes with maturities between 1 and 29 years and with interest rates varying between 5.50% and 9.58%.

In 1994 and 1993, $88,000,000 and $225,000,000, respectively, of Secured
Medium-Term Notes, Series A and B were issued. At December 31, 1994, the Company had outstanding $313,000,000 of such notes with maturities between 2 and 29 years and with interest rates varying between 4.72% and 8.25%. As of December 31, 1994, the Company had remaining authorization to issue up to $187,000,000 of such notes of the $250,000,000 originally authorized.

At December 31, 1994, the Company had $58,000,000 outstanding under borrowing arrangements which will be refinanced in 1995. See Note 5 for details of credit agreements.

Included in other long-term debt are the following items related to non-utility operations:

                                                                        OUTSTANDING AT DECEMBER 31
                                                                        --------------------------
                                                                         1994               1993
                                                                        -------            ------
                                                                         (Thousands of Dollars)
    Notes payable - variable rates through 1999   . . . . . . .         $12,313            $6,635
    Industrial revenue bonds - variable rate through 2003   . .             450               500
    Capital lease obligations   . . . . . . . . . . . . . . . .              16                22
                                                                        -------            ------
         Total non-utility    . . . . . . . . . . . . . . . . .          12,779             7,157
      Less: current portion   . . . . . . . . . . . . . . . . .           2,868                57
                                                                        -------            ------
         Net non-utility long-term debt   . . . . . . . . . . .         $ 9,911            $7,100
                                                                        =======            ======

In accordance with FAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair value of the Company's long-term debt at December 31, 1994 and 1993 is estimated to be $673.0 million, or 93% of the carrying value and $690.0 million, or 107% of the carrying value, respectively. These estimates are based on available market information and appropriate valuation methodologies.

THE WASHINGTON WATER POWER COMPANY

NOTE 5. BANK BORROWINGS AND COMMERCIAL PAPER

At December 31, 1994, the Company maintained total lines of credit with various banks under two separate credit agreements amounting to $160,000,000. The Company has a revolving line of credit expiring December 9, 1997, which provides a total credit commitment of $70,000,000. The second revolving credit agreement is composed of two tranches totaling $90,000,000. The one-year tranche is renewable each year through 1995 and provides for up to $50,000,000 of notes to be outstanding at any one time. The three-year tranche expires September 30, 1995, and provides for up to $40,000,000 of notes to be outstanding at any one time. The Company pays commitment fees of up to 0.1875% per annum on the average daily unused portion of each credit agreement.

In addition, under various agreements with banks, the Company can have up to $60,000,000 in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provide, if funds are made available, for fixed-term loans for up to 180 days at a fixed rate of interest. In December 1994, the Company terminated its commercial paper program.

Balances and interest rates of bank borrowings under these arrangements were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                      1994                  1993
                                                                     -------               -------
                                                                         (Dollars in thousands)
         BALANCE OUTSTANDING AT END OF PERIOD:
             Fixed-term loans.............................            $33,000               $44,001
             Commercial paper.............................                -                  20,000
             Revolving credit agreement...................             25,000                 4,000

         MAXIMUM BALANCE DURING PERIOD:
             Fixed-term loans.............................            $52,000               $69,000
             Commercial paper.............................             20,000                20,000
             Revolving credit agreement...................             32,000                28,000

         AVERAGE DAILY BALANCE DURING PERIOD:
             Fixed-term loans.............................            $29,373               $24,499
             Commercial paper.............................                -                   7,791
             Revolving credit agreement...................             10,941                 5,030

         AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
             Fixed-term loans.............................               4.64%                 3.38%
             Commercial paper.............................                -                    3.46
             Revolving credit agreement...................               4.49                  3.49

         AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
             Fixed-term loans.............................               6.28%                 3.55%
             Commercial paper.............................                -                    3.58
             Revolving credit agreement...................               6.28                  3.65

Non-utility operations have $43 million of credit arrangements available. At December 31, 1994 and 1993, $22.3 million and $19.7 million, respectively, were outstanding.

NOTE 6. ACCOUNTS RECEIVABLE SALE

The Company has entered into an agreement whereby it can sell, on a revolving basis, up to $40,000,000 of interests in certain accounts receivable, both billed and unbilled. The Company is obligated to pay fees which approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. The amount of such fees is included in operating expenses. At both December 31, 1994 and 1993, $40,000,000 in receivables had been sold pursuant to the agreement.

THE WASHINGTON WATER POWER COMPANY

NOTE 7. PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:
The dividend rate on Flexible Auction Preferred Stock, Series J is reset every 49 days based on an auction. During 1994, the dividend rate varied from 3.000% to 4.950% and at December 31, 1994, was 4.950%. Series J is subject to redemption at the Company's option at a redemption price of 100% per share plus accrued dividends.

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

There are $40 million in mandatory redemption requirements during the 1995-1999 period.

In accordance with FAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair value of the Company's preferred stock at December 31, 1994 and 1993 is estimated to be $135.1 million, or 100% of the carrying value and $93.8 million, or 110% of the carrying value, respectively. These estimates are based on available market information and appropriate valuation methodologies.


NOTE 8. COMMON STOCK

On November 9, 1993, the Company distributed, to shareholders of record on October 25, 1993, shares of its common stock, without par value, under a two-for-one stock split effected in the form of a 100% stock dividend. All references to number of shares and per share information have been adjusted to reflect the common stock split on a retroactive basis.

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($12,266,750 at December 31, 1994) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 1994, the cost recorded for the Plan was $2,724,000. This included the cost for an additional 272,278 shares which were issued for ongoing employee and Company contributions to the Plan. Interest on the note payable, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $1,195,000, $2,264,000 and $1,224,000, respectively.

In February 1990, the Company adopted a shareholder rights plan, which was subsequently amended, pursuant to which holders of Common Stock outstanding on March 2, 1990, or issued thereafter, have been granted one preferred share purchase right ("Right") on each outstanding share of Common Stock. Each Right, initially evidenced by and traded with the shares of Common Stock, entitles the registered holder to purchase one two-hundredth of a share of Preferred Stock of the Company, without par value, at an exercise price of $40, subject to certain adjustments, regulatory approval and other specified conditions. The Rights will be exercisable only if a person or group acquires 10% or more of the Common Stock or announces a tender offer, the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the Common Stock. The Rights may be redeemed, at a redemption price of $0.005 per Right, by the Board of Directors of the Company at any time until any person or group has acquired 10% or more of the Common Stock. The Rights will expire on the earlier of February 16, 2000 and the effective time of the merger with SPR, SPPC and Resources West.

THE WASHINGTON WATER POWER COMPANY

In November 1991, the Company received authorization to issue from time to time 1,500,000 shares of Common Stock under a Periodic Offering Program (POP). During 1992, the remaining 1,107,600 shares of the first POP were issued under this program for net proceeds of $18.0 million. In the second half of 1992, the Company received authorization to issue a second 1,500,000 shares of common stock under the POP. Through December 31, 1994, 927,600 shares of the second POP were issued for net proceeds of $17.3 million.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company's stockholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company's Common Stock.

Sales of Common Stock for 1994 and 1993 are summarized below (in thousands of dollars):

                                                          1994                          1993
                                                 -----------------------       -----------------------
                                                   Shares        Amount          Shares        Amount
                                                 ----------     --------       ----------     --------
  Balance at January 1                           52,757,545     $544,609       50,888,130     $508,202
                                                 ----------     --------       ----------     --------
     Employee Investment Plan (401-K)......         272,278        4,302          165,335        3,216
     Dividend Reinvestment Plan............       1,390,873       21,692        1,127,680       21,779
     Periodic Offering.....................            -             -            576,400       11,412
                                                 ----------     --------       ----------     --------
     Total Issues..........................       1,663,151       25,994        1,869,415       36,407
                                                 ----------     --------       ----------     --------
  Balance at December 31...................      54,420,696     $570,603       52,757,545     $544,609
                                                 ==========     ========       ==========     ========


NOTE 9. LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from eleven months to seventeen years and expiration dates from 1995 to 2011. The lease provisions obligate the Company to sell on behalf of the lessor or purchase the associated asset at a specified percentage of the asset's fair value if the lease is not renewed. Rent expense for the years ended December 31, 1994, 1993 and 1992 was $2.3 million, $1.9 million and $1.8 million, respectively. Future minimum lease payments (thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 are estimated as follows:

                     Year ending December 31:
                          1995                                                $ 8,424
                          1996                                                  7,283
                          1997                                                  6,872
                          1998                                                  1,847
                          1999                                                  2,257
                          Later years                                          27,086
                                                                              -------
                     Total minimum payments required                          $53,769
                                                                              =======

The Company also has various other operating leases, which are charged to operating expense, consisting of a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.


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

THE WASHINGTON WATER POWER COMPANY WASHINGTON WATER POWER COMPANY

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

The only material claim against the Company arising out of the Company's involvement in Project 3, which has been pending since October 1982 in the United States District Court for the Western District of Washington (District Court), is the claim of Chemical Bank, as bond fund trustee for Supply System Projects 4 and 5, against all owners of Projects 1, 2 and 3 for unjust enrichment in the allocation of certain costs of common services and facilities among the Supply System's five nuclear projects. Projects 4 and 5 were being constructed adjacent to Projects 1 and 3, respectively, under a plan to share certain costs. Chemical Bank was seeking a reallocation of $495 million in costs (plus interest since commencement of construction in 1976) originally allocated to Projects 4 and 5.

On January 24, 1995, the Company executed a Memorandum of Understanding (MOU) which is intended to settle all remaining claims in the "cost sharing" litigation. The other parties to the MOU are expected to include Chemical Bank, as trustee for the holder of Supply System Projects 4 and 5 bonds; the Supply System; BPA; certain public utility participants in those projects; and Puget Sound Power & Light Company (Puget), and Portland General Electric Company (PGE), Puget and PGE being two of the other three investor-owned utilities which held minority ownership interests in Project 3.

The MOU provides for the Company to pay $500,000 in settlement of all claims, and as part of a total $55,000,000 payment to Chemical Bank. In the MOU, the Company also agrees to give up any claims relating to the Company's bridge loans made to the Supply System in 1981. In exchange, the Company would be released from all pending cost-sharing litigation claims. The MOU contemplates and provides agreement on consolidation of the Project 5 and Project 3 sites for site restoration purposes, if BPA and the Supply System decide to thus consolidate the site. In the event that occurs, the Company would be completely indemnified from any additional costs by a separate agreement with BPA. Under the MOU, the Company's payment to Chemical Bank is due in July, 1995, and it is expected that a final settlement agreement and dismissal of the litigation will occur before or contemporaneously with that payment.

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

Discovery had been stayed pending a decision by the Court on a case involving some similar issues brought by the Tribe against Idaho Power Company. The Court has since decided these issues and has dismissed all claims against Idaho Power. The Idaho Power case has now been appealed by the Nez Perce Tribe to the Ninth Circuit Court of Appeals. On November 21, 1994, the Company filed its Motion and Brief in Support of Summary Judgment of Dismissal. The Nez Perce Tribe has filed a reply brief, and has requested oral argument. No hearing on the Company's Motion for Summary Judgment has been scheduled by the Court and the matter is not set for trial. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

THE WASHINGTON WATER POWER COMPANY

LITTLE FALLS PROJECT

Pending before the U. S. District Court in the Eastern District of Washington is the case of Spokane Tribe of Indians v. WWP, which was filed in 1982. This matter involves a claim of the Spokane Tribe of Indians for damages arising out of the Company's Little Falls Hydroelectric Development that was constructed on the Spokane River pursuant to a 1905 Act of Congress. The Tribe claimed the Company's dam interfered with Indian fishing rights and sought a declaratory judgment and quiet title to part of the property comprising the Little Falls Hydroelectric Development. However, the Company, the Tribe and the Bureau of Indian Affairs signed a settlement agreement on September 9, 1994. The Secretary of the Interior and the Tribe have executed an irrevocable easement and license to WWP to the property comprising the Little Falls Hydroelectric
Development.  The lawsuit has been dismissed with prejudice.    The settlement
agreement provides for an initial payment of $1.0 million to the Tribe plus an additional $3.2 million to be paid over the next five years for fish and wildlife enhancement projects. An accrual of $4.2 million was made during June 1994 and is reflected in the Company's financial statements. Annual payments will also be made to the Tribe, which will be tied to generation at the Little Falls Project and escalate at the rate of 4.1 percent per year, with the first installment of $375,000 expected to be paid by mid-April 1995.

OIL SPILL

The Company recently completed an updated investigation of an oil spill that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology
(DOE) concurred with these findings. However, more recent tests confirm that the oil has migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which will provide for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site, which have been completed. In December 1993, the Company established a reserve of $2.0 million, and in December 1994 increased it to $3.1 million based on more current estimates.

FIRESTORM

On October 16, 1991, gale-force winds struck a five-county area in eastern Washington and a seven-county area in northern Idaho. These winds were responsible for causing 92 separate wildland fires, resulting in two deaths and the loss of 114 homes and other structures, some of which were located in the Company's service territory. Four separate class action lawsuits were filed against the Company by private individuals in the Superior Court of Spokane County on October 13, 1993. These suits concern fires identified as Midway, Golden Cirrus, Nine Mile and Chattaroy. All of these suits were certified as class actions on September 16, 1994, and bifurcated for trial of liability and damage issues by order of the same date. The Company's Motion for Reconsideration was denied on October 21, 1994, and a Motion for Discretionary Review of the Court's decision on certification of class actions was timely filed with the Washington Court of Appeals (Division III) on November 14, 1994.

The Company was also served with two suits in Spokane County Superior Court filed on April 20, 1994 and on September 15, 1994, both of which sought individual damages from separate fires within the Chattaroy Fire complex. Five additional and separate suits were brought by Grange Insurance Company, and were filed in Spokane County Superior Court on October 10, 1994, for approximately $2.2 million paid to Grange insureds for the same fire areas.
Two additional class action suits were also filed - one in Lincoln County Superior Court, filed on October 14, 1994, for a fire known as "Nine Mile West" (previously included in the Spokane County Nine Mile suit certified as a class action), and the second in Spokane County Superior Court, filed on October 14, 1994, for the Ponderosa Fire area (which had not been the subject of previous suit). Neither of these suits has yet been certified as a class action, although the Lincoln County suit has been transferred to Spokane County pursuant to decision of the Lincoln County Superior Court on February 21, 1995.

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution lines downed by the wind. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Since little discovery has been conducted and the classes are not yet formed, the Company is presently unable to assess the

THE WASHINGTON WATER POWER COMPANY

likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company.

WILLIAMS LAKE LAWSUIT

On February 2, 1995, a lawsuit was commenced in Spokane County Superior Court against the Company and its subsidiary, Pentzer, by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of Pentzer Energy Services, Inc. to B.C. Gas, Inc. The suit claims damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp. and the former Pentzer Energy Services, Inc., subsidiaries involved in the sale, WP Energy Company, WP Energy Canada, Ltd. and WP Energy Canada (Williams Lake) Ltd. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. Discovery with regard to the lawsuit has not yet commenced. The Company and Pentzer intend to vigorously defend against all of the claims.

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


NOTE 12. JOINTLY-OWNED ELECTRIC FACILITIES

The Company is involved in several jointly owned generating plants. Financing for the Company's ownership in the projects is provided by the Company. The Company's share of related operating and maintenance expenses for plants in service is included in corresponding accounts in the Consolidated Statements of Income. The following table indicates the Company's percentage ownership and the extent of the Company's investment in such plants at December 31, 1994:

                                                                COMPANY'S CURRENT SHARE OF
                                             -----------------------------------------------------------------
                         KW of                                                                    Construction
                       Installed     Fuel    Ownership    Plant in    Accumulated     Net Plant      Work in
Project                 Capacity    Source      (%)       Service     Depreciation   In Service     Progress
- ---------              ---------    ------   ---------    --------    ------------   ----------   ------------
                                                                       (Thousands of Dollars)
Centralia              1,330,000     Coal       15%       $ 55,112       $31,173      $ 23,939       $930
Colstrip 3 & 4         1,556,000     Coal       15         269,460        80,181       189,279         -

THE WASHINGTON WATER POWER COMPANY

NOTE 13. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts, the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 1994, pertaining to these contracts is summarized in the following table:

                                                     COMPANY'S CURRENT SHARE OF
                                  ----------------------------------------------------------------
                                                                                                     Contract
                                                                             Debt        Revenue      Expira-
                                                Kilowatt       Annual      Service        Bonds        tion
                                   Output      Capability     Costs(2)     Costs(3)    Outstanding     Date
                                  -------      ----------     --------     --------    -----------   --------
PUBLIC UTILITY DISTRICT                                             (Thousands of Dollars)
  (PUD) CONTRACTS:
  Chelan County PUD:
    Lake Chelan Project           100.0%(1)      58,000        $3,089       $  310       $ 7,628       1995
    Rocky Reach Project             2.9          37,000         1,093          584         4,354       2011
  Grant County PUD:
    Priest Rapids Project           6.1          55,000         1,470        1,043         8,001       2005
    Wanapum Project                 8.2          75,000         2,088        1,575        15,287       2009
  Douglas County PUD:
    Wells Project                   3.9          30,000           977          609         7,617       2018
                                                -------        ------       ------       -------
                                                255,000        $8,717       $4,121       $42,887
                                                =======        ======       ======       =======

(1) The Company purchases 100% of the Lake Chelan Project output and sells back to the PUD about 40% of the output to supply local service area requirements.
(2) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 1994.
(3) Included in annual costs.

Actual expenses for payments made under the above contracts for the years 1994, 1993 and 1992, were $8,717,000 $8,721,000 and $8,433,000, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $3,829,000 in 1995, $3,750,000 in 1996, $3,616,000 in 1997, $5,355,000 in 1998
and $5,392,000 in 1999 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.


NOTE 14. ACQUISITIONS AND DISPOSITIONS

During 1994, Pentzer acquired two companies, one involved in bindery services for the advertising, printing, publishing and direct mail industries and the other in the design and manufacture of panel saws, panel routers and accessories. During 1993, Pentzer acquired three companies, two involved in financial services and one in point-of-purchase display manufacturing. Sales of companies involved in telecommunications, technology and energy services resulted in transactional gains of $7.1 million in 1993. At December 31, 1994, Pentzer had approximately $167 million in assets compared to $130 million at the end of 1993.

In 1992, Pentzer's common stock ownership in ITRON was reduced from approximately 60% to approximately 40% as a result of the issuance of common stock by ITRON in an acquisition. Accordingly, beginning in 1992, Pentzer's share of ITRON's earnings was accounted for by the equity method and was included in Other Income-Net and its investment in ITRON was reflected on the balance sheet under Other Property and Investments. ITRON's initial public offering in November 1993 and Pentzer's sales of ITRON stock during 1993 and 1994 resulted in a reduction in Pentzer's ownership interest to approximately 14%. As a result, Pentzer's investment in ITRON, beginning in December 1994, is accounted for by the cost method.

THE WASHINGTON WATER POWER COMPANY

On December 30, 1994, the IPUC approved the transfer of ownership of all PacifiCorp's electric properties in northern Idaho to the Company. The cash purchase price was approximately $33 million. The Company commenced operations of the properties on January 1, 1995. The purchase adds approximately 9,800 customers. The Company reduced most customers' rates to 1% below PacifiCorp's current rates and instituted a four-year rate freeze. At the end of the rate freeze, rates will be adjusted to the levels then in effect in the Company's other service areas in northern Idaho. The Company believes this acquisition will not have a material impact on its operating revenues or its results of operations.


NOTE 15. PROPOSED MERGER

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Resources West Energy Corporation, a newly formed subsidiary of the Company (Resources West) entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, as amended October 4, 1994 which provides for the merger of the Company, SPR and SPPC with and into Resources West. The merger is designed to qualify as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of WWP, SPR and SPPC will be carried forward to the consolidated financial statements of Resources West at their recorded amounts; income of Resources West will include income of WWP, SPR and SPPC for the entire fiscal year in which the merger occurs; and the reported income of the separate corporations for prior periods will be combined and restated as income of Resources West.

The cost savings from the merger are estimated to approximate $450 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger.

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of WWP and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at December 31, 1994 gives effect to the merger as if it had occurred at December 31, 1994. The unaudited pro forma condensed consolidated statements of income for each of the three years in the period ended December 31, 1994 give effect to the merger as if it had occurred at January 1, 1992. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated audited financial statements and related notes thereto of which this note is a part and SPR's historical consolidated audited financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Intercompany transactions (including purchased and exchanged power transactions) between WWP and SPR during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. For comparative purposes, certain historical amounts have been reclassified to conform to the pro forma condensed financial statement format. The $450 million net cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements. All references to per share information for WWP have been adjusted to reflect the two-for-one common stock split which became effective on November 9, 1993. Pro forma per share data and common shares outstanding for Resources West give effect to the conversion of each share of WWP Common Stock into one share of Resources West Common Stock and the conversion of each share of SPR Common Stock into 1.44 shares of Resources West Common Stock.

THE WASHINGTON WATER POWER COMPANY

Pro Forma Condensed Consolidated Balance Sheet (in thousands of dollars):

         At December 31, 1994
         --------------------

                                                                          WWP          SPR        PRO FORMA
                                                                      ----------    ----------    ----------
                                                                                                 (unaudited)
         Assets
         ------
         Utility plant in service-net..........................       $1,802,280    $1,760,941    $3,563,221
         Construction work in progress.........................           27,316        74,893       102,209
                                                                      ----------    ----------    ----------
            Total..............................................        1,829,596     1,835,834     3,665,430
         Accumulated depreciation and
            amortization.......................................          500,551       504,356     1,004,907
                                                                      ----------    ----------    ----------
            Net utility plant..................................        1,329,045     1,331,478     2,660,523
         Other property and investments........................          202,760        17,006       219,766
         Current assets........................................          136,566       126,296       262,862
         Deferred charges......................................          325,882       157,923       483,805
                                                                      ----------    ----------    ----------
            Total assets.......................................       $1,994,253    $1,632,703    $3,626,956
                                                                      ==========    ==========    ==========

         Capitalization and Liabilities
         ------------------------------
         Common stock and additional paid-in
            capital............................................        $ 570,603     $ 450,660   $1,021,263
         Other shareholders equity.............................          106,891        58,062      164,953
         Preferred stock.......................................          135,000        93,515      228,515
         Long-term debt........................................          721,146       561,909    1,283,055
                                                                      ----------    ----------    ----------
            Total capitalization...............................        1,533,640     1,164,146    2,697,786
         Current liabilities...................................          132,517       145,528      278,045
         Deferred income taxes.................................          310,167       156,958      467,125
         Other deferred credits................................           16,757       166,071      182,828
         Minority interest.....................................            1,172           -          1,172
                                                                      ----------    ----------    ----------
            Total capitalization and liabilities...............       $1,994,253    $1,632,703    $3,626,956
                                                                      ==========    ==========    ==========
         Common shares outstanding (thousands).................           54,421        29,405        96,764

Pro Forma Condensed Consolidated Statements of Income (in thousands of dollars, except per share amounts):

         1994
         ----

                                                                          WWP          SPR        PRO FORMA
                                                                      ----------    ----------    ----------
                                                                                                 (unaudited)
         Operating revenues...................................         $670,765      $626,312     $1,297,077
         Operating expenses...................................          515,307       498,860      1,014,167
         Income from operations...............................          155,458       127,452        282,910
         Income from continuing operations
            before preferred dividends........................           77,197        60,300        137,497
         Income available for common stock....................           68,541        52,366        120,907

         Average common shares outstanding....................           53,538        29,219         95,613
         Earnings per share...................................            $1.28         $1.79          $1.26

         1993
         ----

                                                                          WWP          SPR        PRO FORMA
                                                                      ----------    ----------    ----------
                                                                                                 (unaudited)
         Operating revenues...................................         $640,599      $528,075     $1,168,674
         Operating expenses...................................          479,749       415,286        895,035
         Income from operations...............................          160,850       112,789        273,639
         Income from continuing operations
            before preferred dividends........................           82,776        53,151        135,927
         Income available for common stock....................           74,441        44,890        119,331

         Average common shares outstanding....................           51,616        26,895         90,345
         Earnings per share...................................            $1.44         $1.67          $1.32

THE WASHINGTON WATER POWER COMPANY

         1992

                                                                   WWP                SPR             PRO FORMA
                                                                --------           --------          -----------
                                                                                                     (unaudited)
         Operating revenues.................................    $557,758           $481,810          $1,039,568
         Operating expenses.................................     407,133            394,568             801,701
         Income from operations.............................     150,625             87,242             237,867
         Income from continuing operations
             before preferred dividends.....................      72,267             33,789             106,056
         Income available for common stock..................      65,450             28,149              93,599

         Average common shares outstanding..................      49,550             25,709              86,571
         Earnings per share.................................       $1.32              $1.09               $1.08


NOTE 16.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (dollars in thousands):

                                                                          At December 31,
                                                                 ---------------------------------
                                                                    1994                   1993
                                                                 ----------            -----------
         Electric:
           Production ......................................     $  678,356            $   643,437
           Transmission ....................................        238,912                228,180
           Distribution ....................................        458,867                433,003
           CWIP and other ..................................        101,863                104,689
                                                                 ----------             ----------
             Electric total ................................      1,477,998              1,409,309
                                                                 ----------             ----------
         Natural Gas:
           Underground storage .............................         14,946                 14,686
           Transmission ....................................          3,090                  3,060
           Distribution ....................................        253,830                226,894
           CWIP and other ..................................         45,108                 32,863
                                                                 ----------             ----------
             Natural Gas total .............................        316,974                277,503
                                                                 ----------             ----------
         Common plant (including CWIP) .....................         34,624                 36,157
                                                                 ----------             ----------
             Total utility .................................      1,829,596              1,722,969
         Non-utility .......................................         56,466                 46,387
                                                                 ----------             ----------
             Total                                               $1,886,062             $1,769,356
                                                                 ==========             ==========

THE WASHINGTON WATER POWER COMPANY

NOTE 17. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's electric and natural gas operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions.

A summary of quarterly operations (in thousands of dollars except for per share amounts) for 1994 and 1993 follows. All references to number of shares and per share information have been adjusted to reflect the common stock split on a retroactive basis.

                                                                    THREE MONTHS ENDED
                                             ---------------------------------------------------------------
                                                 MARCH             JUNE         SEPTEMBER          DECEMBER
                                                  31                30              30                 31
                                               ---------       -----------     -----------       ----------
1994
    Operating revenues.....................    $190,871         $147,173         $142,334         $190,552
    Operating income.......................      51,948           34,015           22,973           46,782
    Net income.............................      26,691           15,696            8,104           26,705
    Income available for common stock......      24,621           13,547            5,918           24,455
    Outstanding common stock (000s):
      Weighted average.....................      52,911           53,316           53,751           54,158
      Year-end.............................      53,140           53,584           54,017           54,421
    Earnings per share:
      Continuing utility operations........       $0.43            $0.21            $0.05            $0.34
      Continuing non-utility operations....        0.03             0.04             0.06             0.12
                                                  -----            -----            -----            -----
      Total................................       $0.46            $0.25            $0.11            $0.46
    Dividends paid per common share........       $0.31            $0.31            $0.31            $0.31

    Trading price range per share:
      High.................................       $18 7/8          $17 7/8          $16 1/4          $14 7/8
      Low..................................       $16 5/8          $14 1/4          $14 1/4          $13 5/8


1993
    Operating revenues.....................    $212,978         $126,876         $123,507         $177,238
    Operating income.......................      67,410           30,232           20,403           42,805
    Net income.............................      36,031           15,765            7,394           23,586
    Income available for common stock......      33,932           13,686            5,312           21,511
    Outstanding common stock (000s):
      Weighted average.....................      51,071           51,492           51,997           51,892
      Year-end.............................      51,300           51,768           52,298           52,758
    Earnings per share:
      Continuing utility operations........       $0.61            $0.19            $0.07            $0.32
      Continuing non-utility operations....        0.05             0.08             0.03             0.09
                                                  -----            -----            -----            -----
      Total................................       $0.66            $0.27            $0.10            $0.41

    Dividends paid per common share........       $0.31            $0.31            $0.31            $0.31

    Trading price range per share:
      High.................................       $19 3/8          $20              $21              $20 7/16
      Low..................................       $17 3/8          $18 7/8          $19 3/4          $18 1/8


THE WASHINGTON WATER POWER COMPANY

                                                           PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 1995.

Executive Officers of the Registrant

Name                      Age     Business Experience During Past 5 Years
- ----                      ---     ---------------------------------------
Paul A. Redmond           58      Chairman of the Board, President and Chief Executive Officer
                                  since February 1994; Chairman of the Board and Chief Executive
                                  Officer May 1988 - February 1994.

W. Lester Bryan           54      Senior Vice President -  Rates & Resources since May 1992;
                                  Vice President - Power Supply August 1983 - May 1992.

Jon E. Eliassen           47      Vice President - Finance and Chief Financial Officer
                                  since February 1986.

Gary G. Ely               47      Vice President - Natural Gas since February 1991; Vice
                                  President - Marketing & Gas Supply May 1989 - February 1991;
                                  Vice President - Marketing May 1986 - May 1989.

Robert D. Fukai           45      Vice President - Human Resources, Corporate Services &
                                  Marketing since January 1993 Vice President - Corporate
                                  Services & Human Resources October 1992 - December 1992;
                                  Vice President - Operations May 1986 - October 1992.

JoAnn G. Matthiesen       54      Vice President - Organization Effectiveness, Public Relations &
                                  Assistant to the Chairman since January 1993; Vice President -
                                  Marketing, Public Relations & Assistant to the Chairman February
                                  1991 - January 1993; Manager - Public Relations & Assistant to the
                                  Chairman August 1990 - February 1991; prior to employment with the Registrant in August 1990: Chief Operating Officer - Dominican
                                  Outreach Services and President - Dominican Outreach Foundation (a non-profit fund raiser for low income women with children) May 1988 - July 1990.

Lawrence J. Pierce        42      Vice President - Business Analysis since August 1994; Director - Business
                                  Analysis February 1992 - August 1994; Treasurer February 1986 - February 1992.

Nancy J. Racicot          47      Vice President - Operations since October 1992; Vice President - Corporate
                                  Services March 1990 - October 1992; Manager - Administrative Services
                                  April 1988 - March 1990.

Ronald R. Peterson        42      Treasurer since February 1992; Manager - Customer Information
                                  Services March 1991 - February 1992; Supervisor - Corporate
                                  Accounting March 1987 - March 1991.

John W. Buergel           51      Controller since May 1990; Manager - Operations April 1988 - May 1990.

Terry L. Syms             46      Corporate Secretary & Manager -  Shareholder Services since March 1988.

All of the Company's executive officers, with the exception of Messrs. Bryan, Ely, and Buergel and Ms. Racicot, were officers or directors of one or more of the Company's subsidiaries in 1994.

Executive officers are elected annually by the Board of Directors.

THE WASHINGTON WATER POWER COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

      None.

(b)   Security ownership of management:

         Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 1995.

(c)   Changes in control:

      None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 1995.

THE WASHINGTON WATER POWER COMPANY


                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements (Included in Part II of this report):

            Independent Auditors' Report

            Consolidated Statements of Income and Retained Earnings for the
                 Years Ended December 31, 1994, 1993 and 1992

            Consolidated Balance Sheets, December 31, 1994 and 1993

            Consolidated Statements of Capitalization, December 31, 1994 and
                 1993

            Consolidated Statements of Cash Flows for the Years Ended December
                 31, 1994, 1993 and 1992

            Schedule of Information by Business Segments for the Years Ended
                 December 31, 1994, 1993 and 1992

            Notes to Financial Statements

(a) 2.  Financial Statement Schedules:

            None

(a) 3.  Exhibits:

       Reference is made to the Exhibit Index commencing on page 58. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

            Dated June 27, 1994, regarding the Merger Agreement between the
                 Company, Sierra Pacific Resources and Sierra Pacific Power Company.

            Dated November 18, 1994 regarding the approval of the Merger
                 Proposal by the shareholders of the Company.

THE WASHINGTON WATER POWER COMPANY

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE WASHINGTON WATER POWER COMPANY

        March 7, 1995                              By                       /s/ PAUL A. REDMOND
  --------------------------                         -----------------------------------------------------------------------------
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

                 Signature                                              Title                      Date
                 ---------                                              -----                      ----
                                                                   Principal Executive
               /s/ PAUL A. REDMOND                                 Officer and Director       March 7, 1995
- --------------------------------------------------
     Paul A. Redmond (Chairman of the Board,
     President and Chief Executive Officer)
                                                                   Principal Financial
               /s/ J. E. ELIASSEN                                 and Accounting Officer      March 7, 1995
- -------------------------------------------------
    J. E. Eliassen (Vice President - Finance
          and Chief Financial Officer)


               /s/ DAVID A. CLACK                                       Director              March 7, 1995
- --------------------------------------------------
                 David A. Clack


              /s/ DUANE B. HAGADONE                                     Director              March 7, 1995
- --------------------------------------------------
                Duane B. Hagadone


            /s/ ROBERT S. JEPSON, JR.                                   Director              March 7, 1995
- --------------------------------------------------
              Robert S. Jepson, Jr.


               /s/ EUGENE W. MEYER                                      Director              March 7, 1995
- --------------------------------------------------
                 Eugene W. Meyer


            /s/ H. NORMAN SCHWARZKOPF                                   Director              March 7, 1995
- --------------------------------------------------
          General H. Norman Schwarzkopf


               /s/ B. JEAN SILVER                                       Director              March 7, 1995
- --------------------------------------------------
                 B. Jean Silver


              /s/ LARRY A. STANLEY                                      Director              March 7, 1995
- --------------------------------------------------
                Larry A. Stanley


               /s/ R. JOHN TAYLOR                                       Director              March 7, 1995
- --------------------------------------------------
                 R. John Taylor


               /s/ EUGENE THOMPSON                                      Director              March 7, 1995
- --------------------------------------------------
                 Eugene Thompson

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 2-81697 on Form S-8, in Registration Statement No. 2-94816 on Form S-8, in Registration Statement No. 33-49662 on Form S-3, in Registration Statement No. 33-51669 on Form S-3, in Registration Statement No. 33- 53655 on Form S-3 and in Registration Statement No. 33-54791 on Form S-8 of our report dated January 27, 1995 (February 2, 1995 as to Note 11) appearing in this Annual Report on Form 10-K of The Washington Water Power Company for the year ended December 31, 1994.


Deloitte & Touche LLP

Seattle, Washington
March 7, 1995

                                 EXHIBIT INDEX


                             Previously Filed*
                --------------------------------------
                    With
                Registration                      As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
2               1-3701 (with Form 8-K          2(a)         Agreement and Plan of Reorganization and Merger, dated
                dated June 27, 1994)                         as of June 27, 1994, by and among the Company, Sierra
                                                             Pacific Resources, Sierra Pacific Power Company, and
                                                             Resources West Energy Corporation.

3(a)            1-3701 (with 1994              4(a)         Restated Articles of Incorporation of the Company
                2nd Quarter 10-Q)                            as filed August 4, 1994.

3(b)            1-3701 (with 1994              4(a)         Bylaws of the Company, as amended, May 12, 1994.
                3rd Quarter 10-Q)

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

4(a)-15         2-60728                        2(b)-14      Fourteenth Supplemental Indenture, dated as of April 1, 1970.

4(a)-16         2-60728                        2(b)-15      Fifteenth Supplemental Indenture, dated as of May 1, 1973.

4(a)-17         2-60728                        2(b)-16      Sixteenth Supplemental Indenture, dated as of February 1, 1975.

4(a)-18         2-60728                        2(b)-17      Seventeenth Supplemental Indenture, dated as of November 1, 1976.

________________

 *Incorporated herein by reference.
**Filed herewith.

                             Previously Filed*
                --------------------------------------------
                    With
                Registration                     As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
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

4(a)-24         1-3701 (with                   4(a)-24      Twenty-Third Supplemental Indenture,
                1986 Form 10-K)                              dated as of December 1, 1986.

4(a)-25         1-3701 (with                   4(a)-25      Twenty-Fourth Supplemental Indenture,
                1987 Form 10-K)                              dated as of January 1, 1988.

4(a)-26         1-3701 (with                   4(a)-26      Twenty-Fifth Supplemental Indenture,
                1989 Form 10-K)                              dated as of October 1, 1989.

4(a)-27         33-51669                       4(a)-27      Twenty-Sixth Supplemental Indenture,
                                                             dated as of April 1, 1993.

4(a)-28         1-3701 (with                   4(a)-28      Twenty-Seventh Supplemental Indenture,
                1993 Form 10-K)                              dated as of January 1, 1994.

4(b)-1          1-3701 (with                   4(e)-1       Loan Agreement between City of Forsyth,
                1989 Form 10-K)                              Rosebud County, and the Company, dated
                                                             as of November 1, 1989 (Series 1989 A
                                                             and 1989 B).  Replaces Exhibit 4(e)-1
                                                             (agreement between the Company and
                                                             City of Forsyth, Rosebud County,
                                                             Montana, dated as of October 1, 1986)
                                                             filed with Form 10-K for 1986 and
                                                             Exhibit 4(g)-1 (agreement between the
                                                             Company and City of Forsyth, Rosebud
                                                             County, Montana, dated as of April 1,
                                                             1987) filed with Form 10-K for 1987.

4(b)-2          1-3701 (with                   4(e)-2       Indenture of Trust, Pollution Control
                1989 Form 10-K)                              Revenue Refunding Bonds (Series 1989 A
                                                             and 1989 B) between City of Forsyth
                                                             Rosebud County, Montana and Chemical
                                                             Bank, dated as of November 1, 1989.
                                                             Replaces Exhibit 4(e)-2 (Indenture
                                                             of Trust between City of Forsyth,
                                                             Rosebud County, Montana and Chemical
                                                             Bank dated as of October 1, 1986)
                                                             filed with Form 10-K for 1986 and
                                                             Exhibit 4(g)-2 (Indenture of Trust
                                                             between City of Forsyth, Rosebud
                                                             County, Montana and Chemical Bank,
                                                             dated as of April 1, 1987) filed with
                                                             Form 10-K for 1987.

  *Incorporated herein by reference.
 **Filed herewith.

                             Previously Filed*
                --------------------------------------------
                   With
                Registration                     As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
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

4(f)-1          1-3701 (with Form 8-K          4(n)         Rights Agreement, dated as of February 16, 1990, between
                dated February 16, 1990)                     the Company and the Bank of New York as successor
                                                             Rights Agent.

4(f)-2          1-3701 (with 1994 First        4(b)         Amendment No. 1 to Rights Agreement, dated as of
                Quarter Form 10-Q)                           May 10, 1994.

4(f)-3          1-3701 (with 1994 Third        4(b)         Amendment No. 2 to Rights Agreement, dated as of
                Quarter Form 10-Q)                           June 27, 1994.

10(a)           2-60728                        5(b)         Power Sales Contract (Lake Chelan Project) with
                                                             Public Utility District No. 1 of Chelan County,
                                                             Washington, dated as of June 21, 1955.

10(b)-l         2-13788                        13(e)        Power Sales Contract (Rocky Reach Project) with
                                                             Public Utility District No. 1 of Chelan County,
                                                             Washington, dated as of November 14, 1957.

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

10(d)-1         2-60728                        5(e)         Power Sales Contract (Wanapum Project) with
                                                             Public Utility District No. 2 of Grant County,
                                                             Washington, dated as of June 22, 1959.

________________

*Incorporated herein by reference.
**Filed herewith.

                       Previously Filed*
                -------------------------------
                   With
                Registration                    As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
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

10(h)-3         1-3701 (with Form              10(h)-3      Centralia Fuel Supply Agreement between PacifiCorp
                10-K for 1991)                               Electric Operations, as the Seller, and the Company, Puget
                                                             Sound Power & Light Company, Portland General Electric
                                                             Company, Seattle City Light, Tacoma City Light and Grays
                                                             Harbor and Snohomish County Public Utility Districts,
                                                             as the Buyers of coal for the Centralia Steam Electric
                                                             Generating Plant, dated as of January 1, 1991.

________________

*Incorporated herein by reference.
**Filed herewith.

                             Previously Filed*
                --------------------------------------------
                   With
                Registration                    As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
10(i)-l         2-47373                        13(y)        Agreement between the Company, Bonneville Power
                                                             Administration and Washington Public Power Supply
                                                             System for purchase and exchange of power from the Nuclear
                                                             Project No. 1 (Hanford), dated as of January 6, 1973.

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

10(i)-3         1-3701 (with                   10(i)-3      Agreement between BPA, the Montana Power Company,
                Form 10-K for                                PP&L, PGE, PSP&L, the Company and the Supply
                1986)                                        1986) System for relocation costs of Nuclear Project No. 1
                                                             (Hanford) dated as of July 9, 1986.

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

________________

*Incorporated herein by reference.
**Filed herewith.

                       Previously Filed*
                -------------------------------
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

________________

*Incorporated herein by reference.
**Filed herewith.

                             Previously Filed*
                --------------------------------------------
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

10(o)           1-3701 (with                   10(p)-l      Agreement for Purchase and Sale of Firm
                1986 Form 10-K)                              Firm Capacity and Energy between
                                                             Puget Sound Power & Light Company
                                                             and the Company, dated as of August 1, 1986.

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

10(s)-1         **                                          Employment Agreement between the Company
                                                             and Paul A. Redmond. (***)

10(s)-2         **                                          Employment Agreement between the Company
                                                             and W. Lester Bryan. (***)

________________

         *       Incorporated herein by reference.
         **      Filed herewith.
         ***     Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.

                             Previously Filed*
                --------------------------------------------
                  With
                Registration                    As
Exhibit            Number                      Exhibit
- -------         ------------                   -------
10(s)-3         **                                          Employment Agreement between the Company
                                                             and Nancy Racicot. (***)

10(s)-4         **                                          Employment Agreement between the Company
                                                             and Jon E. Eliassen. (***)

10(s)-5         **                                          Employment Agreement between the Company
                                                             and Robert D. Fukai. (***)

10(s)-6         **                                          Executive Officers' 1994 Incentive Plan. (***)

10(s)-7         **                                          CEO 1994 Incentive Stock Plan. (***)

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

10(s)-10        1-3701 (with                   10(t)-10     The Company's Unfunded Supplemental
                1992 Form 10-K)                              Executive Retirement Plan. (***)

10(s)-11        1-3701 (with                   10(t)-11     The Company's Unfunded Supplemental
                1992 Form 10-K)                              Executive Disability Plan. (***)

10(s)-12        1-3701 (with                   10(t)-12     Income Continuation Plan of the Company. (***)
                1992 Form 10-K)

10(s)-13        1-3701 (with                   10(t)-13     Director Compensation Arrangements. (***)
                1992 Form 10-K)

10(t)-1         **                                          Employment Agreement between Resources West
                                                             and Paul A. Redmond. (***)

10(t)-2         **                                          Employment Agreement between Resources West
                                                             and Walter M. Higgins.

12              **                                          Statement re computation of ratio of earnings to fixed
                                                             charges and preferred dividend requirements.

21              **                                          Subsidiaries of Registrant.

27              **                                          Financial Data Schedule

________________

         *       Incorporated herein by reference.
         **      Filed herewith.
         ***     Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.