Form 10-Q
period 1995-03-31
WASHINGTON WATER POWER CO
filed 1995-05-12
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                   FORM 10-Q

    (Mark One)


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1995

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
             (Exact name of registrant as specified in its charter)


              Washington                                   91-0462470
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 1411 East Mission Avenue, Spokane, Washington            99202-2600
 ---------------------------------------------          ----------------
   (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:      509-489-0500
                                                        ----------------

                                      None
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


At May 1, 1995, 54,924,793 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                     Index

                                                                                                                 Page No.
                                                                                                                 --------
Part I.  Financial Information:

             Item 1. Financial Statements

                 Consolidated Statements of Income - Three Months Ended
                     March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                 Consolidated Balance Sheets - March 31, 1995
                     and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

                 Consolidated Statements of Capitalization - March 31, 1995
                     and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Consolidated Statements of Cash Flows - Three Months Ended
                     March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

                 Schedule of Information by Business Segments - Three Months Ended
                     March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .       8

             Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .      13

Part II.     Other Information:

             Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

             Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- -------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                1995         1994
                                                                             --------      --------
OPERATING REVENUES ..................................................        $197,928      $190,871
                                                                             --------      --------

OPERATING EXPENSES:
  Operations and maintenance ........................................          93,794        97,968
  Administrative and general ........................................          16,118        13,511
  Depreciation and amortization .....................................          15,418        14,556
  Taxes other than income taxes .....................................          14,124        13,146
                                                                             --------      --------
    Total operating expenses ........................................         139,454       139,181
                                                                             --------      --------

INCOME FROM OPERATIONS ..............................................          58,474        51,690
                                                                             --------      --------

OTHER INCOME (EXPENSE):
  Interest expense ..................................................         (14,730)      (12,322)
  Interest capitalized and AFUCE ....................................             224         1,390
  Net gain on subsidiary transactions ...............................           1,918             -
  Other income (deductions)-net .....................................            (701)        1,587
                                                                             --------      --------
    Total other income (expense)-net ................................         (13,289)       (9,345)
                                                                             --------      --------

INCOME BEFORE INCOME TAXES ..........................................          45,185        42,345

INCOME TAXES ........................................................          16,732        15,654
                                                                             --------      --------

NET INCOME ..........................................................          28,453        26,691

DEDUCT-Preferred stock dividend requirements ........................           2,297         2,070
                                                                             --------      --------
INCOME AVAILABLE FOR COMMON STOCK ...................................        $ 26,156      $ 24,621
                                                                             ========      ========

Average common shares outstanding (thousands) .......................          54,582        52,911

EARNINGS PER SHARE OF COMMON STOCK  .................................           $0.48         $0.46

Dividends paid per common share .....................................           $0.31         $0.31

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
- ------------------------------------------------------------------------------
Thousands of Dollars

                                                                       March 31,        December 31,
                                                                         1995               1994
                                                                      ----------        ------------
ASSETS:
PROPERTY:
  Utility plant in service-net  . . . . . . . . . . . . . . . . . .   $1,820,824         $1,802,280
  Construction work in progress   . . . . . . . . . . . . . . . . .       23,477             27,316
                                                                      ----------         ----------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,844,301          1,829,596
  Less:  Accumulated depreciation and amortization  . . . . . . . .      511,137            500,551
                                                                      ----------         ----------
    Net utility plant   . . . . . . . . . . . . . . . . . . . . . .    1,333,164          1,329,045
                                                                      ----------         ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net  . . . . . . . . . . . . . . . .       87,084             88,615
  Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,271            114,145
                                                                      ----------         ----------
    Total other property and investments  . . . . . . . . . . . . .      205,355            202,760
                                                                      ----------         ----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .        4,532              5,178
  Temporary cash investments  . . . . . . . . . . . . . . . . . . .       29,218             27,928
  Accounts and notes receivable-net   . . . . . . . . . . . . . . .       74,887             74,524
  Materials and supplies, fuel stock and natural gas stored
   (average cost) . . . . . . . . . . . . . . . . . . . . . . . . .       23,569             21,384
  Prepayments and other   . . . . . . . . . . . . . . . . . . . . .        5,849              7,552
                                                                      ----------         ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . .      138,055            136,566
                                                                      ----------         ----------

DEFERRED CHARGES:
  Regulatory assets for deferred income tax   . . . . . . . . . . .      173,179            174,349
  Conservation programs   . . . . . . . . . . . . . . . . . . . . .       65,131             66,511
  Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       83,108             85,022
                                                                      ----------         ----------
    Total deferred charges  . . . . . . . . . . . . . . . . . . . .      321,418            325,882
                                                                      ----------         ----------

      TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,997,992         $1,994,253
                                                                      ==========         ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)  . .   $1,521,658         $1,533,640
                                                                      ----------         ----------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .       34,973             46,217
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . . .       41,150             17,977
  Interest accrued  . . . . . . . . . . . . . . . . . . . . . . . .       16,253             10,954
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,947             57,369
                                                                      ----------         ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . .      147,323            132,517
                                                                      ----------         ----------

DEFERRED CREDITS:
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .      313,253            312,525
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,543             14,399
                                                                      ----------         ----------
    Total deferred credits  . . . . . . . . . . . . . . . . . . . .      327,796            326,924
                                                                      ----------         ----------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . .        1,215              1,172
                                                                      ----------         ----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

      TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,997,992          $1,994,253
                                                                      ==========          ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
- -----------------------------------------------------------------------------
Thousands of Dollars

                                                                            March 31,      December 31,
                                                                              1995            1994
                                                                           ----------      ------------
COMMON EQUITY:
  Common stock, no par value:  200,000,000 shares authorized:
    shares outstanding: 1995-54,846,574; 1994-54,420,696  . . . . . . .    $  576,901      $  570,603

  Note receivable from employee stock ownership plan    . . . . . . . .      (12,141)         (12,267)
  Capital stock expense and other paid in capital   . . . . . . . . . .      (10,042)         (10,031)
  Unrealized investment gain-net  . . . . . . . . . . . . . . . . . . .       16,064           14,341
  Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . .      124,142          114,848
                                                                           ---------       ----------
      Total common equity   . . . . . . . . . . . . . . . . . . . . . .      694,924          677,494
                                                                           ---------       ----------

PREFERRED STOCK-CUMULATIVE: (Note 1)
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
    Flexible Auction Series J; 500 shares outstanding
      ($100,000 stated value) . . . . . . . . . . . . . . . . . . . . .       50,000           50,000
                                                                           ---------       ----------
      Total not subject to mandatory redemption   . . . . . . . . . . .       50,000           50,000
                                                                           ---------       ----------

  Subject to mandatory redemption:
    $8.625, Series I; 500,000 shares outstanding ($100 stated value)  .       50,000           50,000
    $6.95, Series K; 350,000 shares outstanding ($100 stated value)   .       35,000           35,000
                                                                           ---------       ----------
      Total subject to mandatory redemption   . . . . . . . . . . . . .       85,000           85,000
                                                                           ---------       ----------

LONG-TERM DEBT: (Note 1)
  First Mortgage Bonds:
    4 5/8% due March 1, 1995  . . . . . . . . . . . . . . . . . . . . .         -              10,000
    7 1/8% due December 1, 2013   . . . . . . . . . . . . . . . . . . .       66,700           66,700
    7 2/5% due December 1, 2016   . . . . . . . . . . . . . . . . . . .       17,000           17,000
    Secured Medium-Term Notes:
      Series A - 4.72% to 8.06% due 1996 through 2023   . . . . . . . .      250,000          250,000
      Series B - 7.52% to 8.25% due 1997 through 2006   . . . . . . . .       93,000           63,000
                                                                           ---------       ----------
      Total first mortgage bonds  . . . . . . . . . . . . . . . . . . .      426,700          406,700
                                                                           ---------       ----------
  Pollution Control Bonds:
    6% Series due 2023  . . . . . . . . . . . . . . . . . . . . . . . .        4,100            4,100

  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% due 1995 through 2007   . . . . . . . . .       92,500           92,500
    Series B - 5.50% to 8.55% due 1996 through 2023   . . . . . . . . .      135,000          150,000
                                                                           ---------       ----------
      Total unsecured medium-term notes   . . . . . . . . . . . . . . .      227,500          242,500
                                                                           ---------       ----------

  Notes payable (due within one year) to be refinanced  . . . . . . . .       24,500           58,000
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,934            9,846
                                                                           ---------       ----------
      Total long-term debt  . . . . . . . . . . . . . . . . . . . . . .      691,734          721,146
                                                                           ---------       ----------

TOTAL CAPITALIZATION  . . . . . . . . . . . . . . . . . . . . . . . . .   $1,521,658       $1,533,640
                                                                          ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
- -------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                               1995             1994
                                                                                            --------          --------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,453          $ 26,691
  NON-CASH REVENUES AND EXPENSES
    INCLUDED IN NET INCOME:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .         18,390            17,101
    Provision for deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .           (182)            2,270
    Allowance for equity funds used during construction   . . . . . . . . . . . . . .           (218)             (568)
    Power and natural gas cost deferrals and amortization   . . . . . . . . . . . . .          5,729              (357)
    Deferred revenues and other-net   . . . . . . . . . . . . . . . . . . . . . . . .            740              (439)
    (Increase) decrease in working capital components:
       Receivables and prepaid expenses-net   . . . . . . . . . . . . . . . . . . . .            994             1,486
       Materials & supplies, fuel stock and natural gas stored  . . . . . . . . . . .         (2,136)            2,646
       Payables and other accrued liabilities   . . . . . . . . . . . . . . . . . . .         15,635            20,990
       Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,151)              235
                                                                                            --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .         59,254            70,055
                                                                                            --------          --------

INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds)  . . . . . . . . . . . . .        (16,570)          (25,427)
  Other capital requirements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            343            (9,466)
  (Increase) decrease in other noncurrent balance sheet items-net   . . . . . . . . .          1,011             2,246
  Assets acquired and investments in subsidiaries (Note 3)  . . . . . . . . . . . . .           (938)           (6,133)
                                                                                            --------          --------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .        (16,154)          (38,780)
                                                                                            --------          --------

FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper, notes payable
    and bank borrowings-net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (33,500)          (26,501)
  Maturity of unsecured medium-term notes   . . . . . . . . . . . . . . . . . . . . .        (15,000)             -
  Sale of secured medium-term notes   . . . . . . . . . . . . . . . . . . . . . . . .         30,000              -
  Maturity of first mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . .        (10,000)             -
  Sale of common stock-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,468             4,084
  Miscellaneous-net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,512)            4,720
                                                                                            --------          --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS  . . . . . . . . . . . . . . . . . . .        (27,544)          (17,697)
     Less cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,202)          (15,678)
                                                                                            --------          --------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .        (43,746)          (33,375)
                                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .           (646)           (2,100)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .          5,178            11,201
                                                                                            --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .       $  4,532          $  9,101
                                                                                            ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,929          $  6,367
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    894          $  1,352
  Non-cash financing and investing activities   . . . . . . . . . . . . . . . . . . .       $  2,955          $  2,831

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- -------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                           1995             1994
                                                                        ----------       ----------
OPERATING REVENUES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  125,821       $  124,926
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           59,136           53,489
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .           12,971           12,456
                                                                        ----------       ----------
    Total operating revenues  . . . . . . . . . . . . . . . . . .       $  197,928       $  190,871
                                                                        ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased   . . . . . . . . . . . . . . . . . . . . . .       $   22,952       $   29,903
    Fuel for generation   . . . . . . . . . . . . . . . . . . . .            7,723           11,405
    Other electric  . . . . . . . . . . . . . . . . . . . . . . .           17,803           15,113
  Natural gas:
    Natural gas purchased for resale  . . . . . . . . . . . . . .           34,818           30,696
    Other natural gas   . . . . . . . . . . . . . . . . . . . . .            3,746            3,005
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            6,752            7,846
                                                                        ----------       ----------
    Total operations and maintenance expenses   . . . . . . . . .       $   93,794       $   97,968
                                                                        ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    9,669       $    8,579
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            3,268            2,896
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            3,181            2,036
                                                                        ----------       ----------
    Total administrative and general expenses   . . . . . . . . .       $   16,118       $   13,511
                                                                        ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   12,120       $   11,974
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            2,445            1,935
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .              853              647
                                                                        ----------       ----------
    Total depreciation and amortization expenses  . . . . . . . .       $   15,418       $   14,556
                                                                        ==========       ==========

INCOME FROM OPERATIONS:
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   45,147       $   38,105
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .           11,626           11,961
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .            1,701            1,624
                                                                        ----------       ----------
    Total income from operations  . . . . . . . . . . . . . . . .       $   58,474       $   51,690
                                                                        ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations  . . . . . . . . . . . . . . . . . . . . . .       $   23,686       $   23,002
  Non-utility operations  . . . . . . . . . . . . . . . . . . . .            2,470            1,619
                                                                        ----------       ----------
    Total income available for common stock   . . . . . . . . . .       $   26,156       $   24,621
                                                                        ==========       ==========

ASSETS: (1994 amounts at December 31)
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,450,238       $1,441,643
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .          239,059          247,060
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .           27,049           25,849
  Other utility assets  . . . . . . . . . . . . . . . . . . . . .          104,428          106,118
  Non-utility assets  . . . . . . . . . . . . . . . . . . . . . .          177,218          173,583
                                                                        ----------        ---------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       $1,997,992       $1,994,253
                                                                        ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    9,748       $   20,177
  Natural gas   . . . . . . . . . . . . . . . . . . . . . . . . .            4,745            5,069
  Common plant  . . . . . . . . . . . . . . . . . . . . . . . . .            1,187            3,999
  Non-utility   . . . . . . . . . . . . . . . . . . . . . . . . .              323            4,259
                                                                        ----------       ----------
    Total capital expenditures  . . . . . . . . . . . . . . . . .       $   16,003       $   33,504
                                                                        ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
- ----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended March 31, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 1.  FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 2.  COMMITMENTS AND CONTINGENCIES

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

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam

THE WASHINGTON WATER POWER COMPANY
- -----------------------------------------------------------------------------

on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (the "FPC", predecessor of the FERC, the Federal Energy Regulatory Commission) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million.

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

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution lines downed by the wind. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Since little

THE WASHINGTON WATER POWER COMPANY
- -------------------------------------------------------------------------------

discovery has been conducted and the classes are not yet formed, the Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company.

WILLIAMS LAKE LAWSUIT

On February 2, 1995, a lawsuit was commenced in Spokane County Superior Court against the Company and its subsidiary, Pentzer, by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of Pentzer Energy Services, Inc. to B.C. Gas, Inc. The suit claims damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp. and the former Pentzer Energy Services, Inc., subsidiaries involved in the sale. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. Discovery with regard to the lawsuit has not yet commenced. The Company and Pentzer intend to vigorously defend against all of the claims.

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


NOTE 3.  ACQUISITIONS AND DISPOSITIONS

In February 1995, Pentzer Corporation (Pentzer), the Company's wholly-owned private investment firm, acquired The Decker Company, Inc., a company that designs and packages point-of-purchase displays and other marketing materials for national manufacturers of consumer products.


NOTE 4.  PROPOSED MERGER

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Resources West Energy Corporation, a newly formed subsidiary of the Company (Resources West) entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, as amended October 4, 1994 which provides for the merger of the Company, SPR and SPPC with and into Resources West. The merger is designed to qualify as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of the Company, SPR and SPPC will be carried forward to the consolidated financial statements of Resources West at their recorded amounts; income of Resources West will include income of the Company, SPR and SPPC for the entire fiscal year in which the merger occurs; and the reported income of the separate corporations for prior periods will be combined and restated as income of Resources West.

The cost savings from the merger are estimated to approximate $450 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger. As of March 31, 1995, $9.3 million in merger transaction and transition costs have been incurred and are included on the balance sheet as Other Deferred Charges.

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of the Company and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at March 31, 1995 gives effect to the merger as if it had occurred at March 31, 1995. The unaudited pro forma condensed consolidated statements of income for the quarter ended March 31, 1995 gives effect to the merger as if it had occurred at January 1, 1995. These statements are prepared on the basis of accounting for the

THE WASHINGTON WATER POWER COMPANY
- -------------------------------------------------------------------------------

merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated financial statements and related notes thereto of which this note is a part and SPR's historical consolidated financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Intercompany transactions (including purchased and exchanged power transactions) between the Company and SPR during the period presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. For comparative purposes, certain historical amounts have been reclassified to conform to the pro forma condensed financial statement format. The $450 million net cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements. All references to per share information for WWP have been adjusted to reflect the two-for-one common stock split which became effective on November 9, 1993. Pro forma per share data and common shares outstanding for Resources West give effect to the conversion of each share of WWP Common Stock into one share of Resources West Common Stock and the conversion of each share of SPR Common Stock into 1.44 shares of Resources West Common Stock.

Pro Forma Condensed Consolidated Balance Sheet at March 31, 1995 (in thousands of dollars):


                                                          WWP                 SPR            PRO FORMA
                                                       ----------         ----------        -----------
                                                                                            (unaudited)
      Assets
      ------
      Utility plant in service-net...............      $1,820,824         $1,771,748        $3,592,572
      Construction work in progress .............          23,477             82,278           105,755
                                                       ----------         ----------        ----------
          Total .................................       1,844,301          1,854,026         3,698,327
      Accumulated depreciation and amortization..         511,137            517,424         1,028,561
                                                       ----------         ----------        ----------
          Net utility plant......................       1,333,164          1,336,602         2,669,766
      Other property and investments ............         205,355             18,454           223,809
      Current assets ............................         138,055            125,371           263,426
      Deferred charges ..........................         321,418            144,796           466,214
                                                       ----------         ----------        ----------
          Total assets ..........................      $1,997,992         $1,625,223        $3,623,215
                                                       ==========         ==========        ==========

      Capitalization and Liabilities
      ------------------------------
      Common stock and additional paid-in
          capital ...............................      $  576,901         $  452,282        $1,029,183
      Other shareholders equity .................         118,023             63,100           181,123
      Preferred stock............................         135,000             93,515           228,515
      Long-term debt ............................         691,734            565,708         1,257,442
                                                       ----------         ----------        ----------
          Total capitalization...................       1,521,658          1,174,605         2,696,263
      Current liabilities........................         147,323            131,616           278,939
      Deferred income taxes .....................         313,253            155,900           469,153
      Other deferred credits ....................          14,543            163,102           177,645
      Minority interest .........................           1,215              -                 1,215
                                                       ----------         ----------        ----------
          Total capitalization and liabilities         $1,997,992         $1,625,223        $3,623,215
                                                       ==========         ==========        ==========

      Common shares outstanding (thousands)                54,847             29,486            97,307

THE WASHINGTON WATER POWER COMPANY
- -----------------------------------------------------------------------------

Pro Forma Condensed Consolidated Statements of Income for the three months ended March 31, 1995 (in thousands of dollars, except per share amounts):

                                                          WWP               SPR            PRO FORMA
                                                       --------          --------         -----------
                                                                                          (unaudited)
      Operating revenues...........................    $197,928          $160,146           $358,074
      Operating expenses...........................     139,454           132,895            272,349
      Income from operations.......................      58,474            27,251             85,725
      Income from continuing operations
          before preferred dividends...............      28,453            17,172             45,625
      Income available for common stock............      26,156            15,247             41,403

      Average common shares outstanding ...........      54,582            29,458             97,002
      Earnings per share ..........................       $0.48             $0.52              $0.43

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for the first quarter of 1995 were $0.48 compared to $0.46 for the first quarter of 1994. The change was primarily the result of decreased purchased power and fuel expense, due to improved streamflow conditions and increased hydroelectric generation, and customer growth, partially offset by increased purchased gas costs.

Utility income available for common stock contributed $0.43 to earnings per share in the first quarter of both 1995 and 1994. Non-utility income available for common stock contributed $0.05 to earnings per share in the first quarter of 1995 compared to $0.03 for the same period in 1994. The increase in non-utility operating results is primarily due to the impact of a transactional gain of $1.3 million, net of tax, from the sale of Itron stock in 1995.

ELECTRIC OPERATIONS
Operating income summary

(Dollars in thousands)
                                                                     Three months ended March 31         Change
                                                                     ---------------------------    ------------------
                                                                         1995           1994         Amount        %
                                                                       --------       --------      --------      ---
Operating Revenues..................................................   $125,821      $124,926       $   895          1
Operating Expenses:
  Purchased power..................................................      22,952        29,903        (6,951)       (23)
  Fuel for generation..............................................       7,723        11,405        (3,682)       (32)
  Other operating and maintenance..................................      17,803        15,113         2,690         18
  Administrative and general.......................................       9,669         8,579         1,090         13
  Depreciation and amortization....................................      12,120        11,974           146          1
  Taxes other than income .........................................      10,407         9,847           560          6
                                                                       --------      --------        ------
  Total operating expenses.........................................      80,674        86,821        (6,147)        (7)
                                                                       --------      --------         -----
Income from operations.............................................      45,147        38,105         7,042         18
  Electric operations income taxes.................................      12,897        11,244         1,653         15
                                                                       --------      --------        ------
Net operating income (1)...........................................    $ 32,250      $ 26,861        $5,389         20
                                                                       ========      ========        ======

(1) Does not include interest expense or other income.

THE WASHINGTON WATER POWER COMPANY
- -------------------------------------------------------------------------------


Electric operating revenues increased $0.9 million, or 1%, in the first quarter of 1995 over 1994, due primarily to 7% customer growth from the retail sector, of which approximately 4% resulted from the acquisition of PacifiCorp's electric properties in northern Idaho as of December 30, 1994. Weather in the first quarter of both 1995 and 1994 was essentially the same. Wholesale revenues were $4.2 million, or 17%, lower in the first quarter of 1995 as a result of improved streamflow conditions and increased availablility of hydroelectric generation in the region which led to lower market prices and reduced demand for secondary power.


               ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS

                 Class                                                 Increase (Decrease) from prior year
             ------------                                     ----------------------------------------------------
                                                                     REVENUE                      KWH SALES
                                                               -------------------         ----------------------
                                                                        (Dollars and kWh in millions)
             Residential .................................    $ 3.5            8%            51.9              6%
             Commercial...................................      2.6            8             31.0              5
             Industrial ..................................      1.3            9             30.6              7
             Wholesale ...................................     (4.2)         (17)          (201.8)           (25)
             -------------------------------------------------------------------------------------------------------

Improved streamflow conditions and increased hydroelectric generation caused purchased power costs to decline by $7.0 million in the first quarter of 1995 over 1994. Fuel expense decreased by $3.7 million in the first quarter of 1995 compared to 1994 as increased hydroelectric generation resulted in the economic dispatch of some of the thermal plants. Other operating and maintenance expenses increased $2.7 million, or 18%, in the first quarter of 1995 primarily due to amortization of the Demand Side Management programs and lease payments and operating expenses related to the Rathdrum combustion turbine, which went into service during the first quarter of 1995. Administrative and general expenses increased by $1.1 million in the first quarter of 1995 due primarily to lease payments for computer software systems and labor-related costs.
Income taxes were up $1.7 million from the first quarter of 1994, primarily due to increased operating income in the first quarter of 1995.

NATURAL GAS OPERATIONS
Operating income summary


(Dollars in thousands)                                               Three months ended March 31          Change
                                                                     ---------------------------    -------------------
                                                                         1995           1994         Amount        %
                                                                       --------       --------      --------      ---
Operating Revenues...................................................   $59,136       $53,489        $5,647         11
Operating Expenses:
  Natural gas purchased.............................................     34,818        30,696         4,122         13
  Other operating and maintenance...................................      3,746         3,005           741         25
  Administrative and general........................................      3,268         2,896           372         13
  Depreciation and amortization.....................................      2,445         1,935           510         26
  Taxes other than income...........................................      3,233         2,996           237          8
                                                                        -------       -------        ------
       Total operating expenses.....................................     47,510        41,528         5,982         14
                                                                        -------       -------        ------

Income from operations..............................................     11,626        11,961          (335)        (3)
  Natural gas operations income taxes...............................      3,706         3,971          (265)        (7)
                                                                        -------       -------        ------

Net operating income (1)............................................    $ 7,920       $ 7,990        $  (70)        (1)
                                                                        =======       =======        ======

Actual Heating Degree Days for Spokane..............................      2,587         2,615           (28)        (1)
30 Year Average Heating Degree Days.................................      2,878         2,878
Actual Heating Degree Days as a Percent of
     Historical Heating Degree Days ................................         90%           91%

(1) Does not include interest expense or other income.
- ------------------------------------------------------------------------------

THE WASHINGTON WATER POWER COMPANY
- -------------------------------------------------------------------------------

Total natural gas revenues increased $5.6 million, or 11%, in the first quarter of 1995, over 1994, primarily due to 7% customer growth in the retail sector, additional transportation customers and slightly higher average prices than last year. Total sales increased by 14.4 million therms across all classes except industrial.

             NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS

                 Class                                                 Increase (Decrease) from prior year
             ------------                                     ----------------------------------------------------
                                                                     REVENUE                    THERM SALES
                                                               -------------------         ----------------------
                                                                        (Dollars and Therms in millions)
             Residential  ...............................       3.6           13%             4.3              7%
             Commercial   ...............................       1.5            8              1.4              3
             Industrial - firm  .........................       0.1            4             (0.1)            (2)
             Industrial - interruptible   ...............      (0.3)         (33)            (0.9)           (32)
             Off-system sales   .........................       0.1           -               1.8             -
             Transportation   ...........................       0.3           13              5.0             10
             -------------------------------------------------------------------------------------------------------

Total natural gas operating expenses increased by $6.0 million, or 14%, in the first quarter of 1995. Purchased gas costs increased $4.1 million in the first quarter of 1995 due primarily to increased therm sales as a result of customer growth. Other operating and maintenance expenses increased 25% in the first quarter of 1995 over 1994 primarily due to amortization of the Demand Side Management programs. Administrative and general expenses increased by 13% in 1995 over the first quarter of 1994, primarily due to lease payments for computer software systems and labor-related costs. Depreciation and amortization expense also increased by 26% during the first quarter of 1995 as a result of increased natural gas plant-in-service.

NON-UTILITY OPERATIONS
Operating income summary


(Dollars in thousands)                      Three months ended March 31          Change
                                            ---------------------------     -------------------
                                                1995           1994           Amount        %
                                              --------       --------        --------      ---
Operating revenues .......................     $12,971       $12,456          $  515        4
Operating expenses .......................      11,270        10,832             438        4
                                               -------       -------          ------
Income from operations ...................       1,701         1,624              77        5
Other income - net .......................       1,697           481           1,216       -
                                               -------       -------          ------
Income before income taxes ...............       3,398         2,105           1,293       61
Income taxes .............................         928           486             442       91
                                               -------       -------          ------
Net income ...............................     $ 2,470       $ 1,619          $  851       53
                                               =======       =======          ======

- -------------------------------------------------------------------------------

Non-utility operations include the results of Pentzer and one other active subsidiary. Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments to the public or to strategic buyers. Pentzer's objective is to produce current returns from its portfolio investments that are higher than that of the utility operations and to supplement these current returns by generating transactional gains through the sale of portfolio investments when appropriate. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Pentzer's earnings for the first quarter of 1995 exceeded 1994 by $1 million primarily due to the impact of a transactional gain of $1.3 million, net of tax, from the sale of Itron stock in 1995.

In February 1995, Pentzer acquired The Decker Company, Inc., a company that designs and packages point-of-purchase displays and other marketing materials for national manufacturers of consumer products.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

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

Operating Activities Cash available from operating activities in the first quarter of 1995 declined by over $10 million from the same period in 1994 primarily due to increases in materials and supplies expenses in addition to a decrease in payables. The decline was partially offset by the positive effect of the power and natural gas cost deferrals plus an increase in net income. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities decreased by more than $20 million in the first quarter of 1995, when compared to the same quarter in 1994, primarily due to a 35% decline in construction expenditures. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities increased by over $10 million in the three months ended March 31, 1995 when compared to the same time period in 1994. During the first quarter of 1995, $30 million of Secured Medium Term Notes, Series B (Series B Notes) were issued with an average interest rate of 7.90% and an average maturity of 5.5 years. As of May 11, 1995, $157 million of Series B Notes remained to be issued. Also in the first quarter of 1995, $25 million of long-term debt with an average interest rate of 5.48% matured and was repaid.

Capital expenditures are financed on an interim basis with short-term debt.
The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of March 31, 1995, $24.5 million was outstanding under the committed lines of credit. There were no other short-term borrowings outstanding.

The Company's total common equity increased by $16 million during the first quarter of 1995 to $679 million. The increase was primarily due to an increase in retained earnings in addition to the issuance of 441,000 shares of common stock in the first three months of 1995 through both the Dividend Reinvestment Plan and the Investment and Employee Stock Ownership Plan for proceeds of $6.5 million. No shares were issued under the Company's Periodic Offering Program. The utility capital structure at March 31, 1995, was 49% debt, 9% preferred stock and 42% common equity as compared to 50% debt, 10% preferred stock and 40% common equity at year-end 1994.

During the 1995-1997 period, utility capital expenditures are expected to be $228 million, and $132 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 90% of the funds needed for its capital expenditure program. External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, Sierra Pacific Resources (SPR) and Sierra Pacific Power Company (SPPC) with and into Resources West Energy Corporation (Resources West). See Regulatory Proceedings below for additional merger information.

NON-UTILITY

The non-utility operations have $43.0 million in borrowing arrangements ($23.4 million outstanding as of March 31, 1995) to fund corporate requirements on an interim basis. At March 31, 1995, the non-utility operations had $34.7 million in cash and marketable securities with $11.6 million in long-term debt outstanding.

The 1995-1997 non-utility capital expenditures are expected to be $5 million, and $7 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Outstanding shares of the Company's no par value Common Stock are listed on both the New York Stock Exchange and the Pacific Stock Exchange.

REGULATORY PROCEEDINGS.

Merger On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and Resources West. Applications seeking approval of the merger were filed with the Federal Energy Regulatory Commission (FERC) and with the state utility commissions in the states of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order declining to exercise jurisdiction. Each of the other five states has set separate calendars for filings and hearings, which are all proceeding on schedule. The FERC has not yet established a procedural schedule for this proposed merger. However, the Company continues to anticipate receiving final orders from all jurisdictions and closing the merger transaction by the end of 1995. See Note 4 to Financial Statements for additional information.

FERC On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) relating to transmission services and a supplemental NOPR on Recovery of Stranded Costs. If adopted, the NOPR on open access transmission would require public utilities operating under the Federal Power Act to provide third-party access to their transmission systems at comparable rates. The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue. The Company is currently evaluating the NOPR to determine its potential impact on the Company, its customers and on its proposed merger with SPR and SPPC. Comments on the NOPR are due by August 7, 1995. It is anticipated that the final rules could take effect in early 1996. The Company cannot predict the outcome of this matter.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                       12 Months Ended
                                                             -----------------------------------
                                                               March 31,             December 31,
                                                                 1995                    1994
                                                               --------                --------
    Ratio of Earnings to Fixed Charges ...................       3.17(x)                 3.24(x)

    Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements .................       2.55(x)                 2.59(x)

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

    (b)      Reports on Form 8-K.

             None.

THE WASHINGTON WATER POWER COMPANY
- -------------------------------------------------------------------------------

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



                                      THE WASHINGTON WATER POWER COMPANY
                                      ----------------------------------
                                                (Registrant)





Date:  May 12, 1995                          /s/ J. E. Eliassen
                                        ----------------------------
                                                 J. E. Eliassen
                                        Vice President - Finance and
                                           Chief Financial Officer
                                         (Principal Accounting and
                                              Financial Officer)