Form 10-Q
period 1995-06-30
WASHINGTON WATER POWER CO
filed 1995-08-11
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                   FORM 10-Q

    (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Washington                               91-0462470
- ---------------------------------------------------    -----------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

   1411 East Mission Avenue, Spokane, Washington             99202-2600
- ---------------------------------------------------    -----------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         509-489-0500
                                                       -----------------------


                                      None
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

At August 1, 1995, 55,299,130 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                      THE WASHINGTON WATER POWER COMPANY

                                     Index

                                                                                             Page No.
                                                                                             --------
Part I.    Financial Information:

                 Item 1.     Financial Statements

                       Consolidated Statements of Income - Three Months Ended
                             June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .        3

                       Consolidated Statements of Income - Six Months Ended
                             June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .        4

                       Consolidated Balance Sheets - June 30, 1995
                             and December 31, 1994 . . . . . . . . . . . . . . . . . . . .        5

                       Consolidated Statements of Capitalization - June 30, 1995
                             and December 31, 1994 . . . . . . . . . . . . . . . . . . . .        6

                       Consolidated Statements of Cash Flows - Six Months Ended
                             June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .        7

                       Schedule of Information by Business Segments - Three Months Ended
                             June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .        8

                       Schedule of Information by Business Segments - Six Months Ended
                             June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .        9

                       Notes to Consolidated Financial Statements. . . . . . . . . . . . .       10

                 Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations . . . . . . . .       15

Part II.   Other Information:

                 Item 4.     Submission of Matters to a Vote of Security Holders . . . . .       21

                 Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . .       21

                 Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .       22

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                                     1995          1994
                                                                                   --------      --------
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $158,973      $147,173
                                                                                   --------      --------

OPERATING EXPENSES:
  Operations and maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . .   74,452        71,398
  Administrative and general . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,915        16,685
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .   15,647        14,937
  Taxes other than income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   11,856        10,138
                                                                                   --------      --------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .  118,870       113,158
                                                                                   --------      --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40,103        34,015
                                                                                   --------      --------

OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (14,721)      (13,113)
  Interest capitalized and AFUCE . . . . . . . . . . . . . . . . . . . . . . . . .      218         1,418
  Net gain on subsidiary transactions. . . . . . . . . . . . . . . . . . . . . . .       34         1,332
  Other income (deductions)-net. . . . . . . . . . . . . . . . . . . . . . . . . .     (932)        2,389
                                                                                   --------      --------
    Total other income (expense)-net . . . . . . . . . . . . . . . . . . . . . . .  (15,401)       (7,974)
                                                                                   --------      --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,702        26,041

INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,539        10,345
                                                                                   --------      --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,163        15,696

DEDUCT-Preferred stock dividend requirements . . . . . . . . . . . . . . . . . . .    2,298         2,149
                                                                                   --------      --------

INCOME AVAILABLE FOR COMMON STOCK. . . . . . . . . . . . . . . . . . . . . . . . . $ 12,865      $ 13,547
                                                                                   ========      ========

Average common shares outstanding (thousands). . . . . . . . . . . . . . . . . . .   54,986        53,316

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.23        $ 0.25

Dividends paid per common share. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.31        $ 0.31

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars


                                                                                     1995          1994
                                                                                   --------      --------
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $356,901      $338,070
                                                                                   --------      --------

OPERATING EXPENSES:
  Operations and maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . .  168,246       169,208
  Administrative and general . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,032        30,379
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .   31,065        29,494
  Taxes other than income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   25,981        23,285
                                                                                   --------      --------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .  258,324       252,366
                                                                                   --------      --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   98,577        85,704
                                                                                   --------      --------

OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (29,451)      (25,435)
  Interest capitalized and AFUCE . . . . . . . . . . . . . . . . . . . . . . . . .      442         2,807
  Net gain on subsidiary transactions. . . . . . . . . . . . . . . . . . . . . . .    1,952         1,332
  Other income (deductions)-net. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,632)        3,978
                                                                                   --------      --------
    Total other income (expense)-net . . . . . . . . . . . . . . . . . . . . . . .  (28,689)      (17,318)
                                                                                   --------      --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   69,888        68,386

INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,270        25,999
                                                                                   --------      --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43,618        42,387

DEDUCT-Preferred stock dividend requirements . . . . . . . . . . . . . . . . . . .    4,596         4,219
                                                                                   --------      --------

INCOME AVAILABLE FOR COMMON STOCK. . . . . . . . . . . . . . . . . . . . . . . . . $ 39,022      $ 38,168
                                                                                   ========      ========

Average common shares outstanding (thousands). . . . . . . . . . . . . . . . . . .   54,785        53,114

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.71        $ 0.72

Dividends paid per common share. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.62        $ 0.62

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
- --------------------------------------------------------------------------------
Thousands of Dollars

                                                                                 June 30,     December 31,
                                                                                   1995           1994
                                                                                ----------    ------------
ASSETS:
PROPERTY:
  Utility plant in service-net . . . . . . . . . . . . . . . . . . . . . . . .  $1,832,666     $1,802,280
  Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . .      28,251         27,316
                                                                                ----------     ----------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,860,917      1,829,596
  Less:  Accumulated depreciation and amortization . . . . . . . . . . . . . .     522,965        500,551
                                                                                ----------     ----------
    Net utility plant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,337,952      1,329,045
                                                                                ----------     ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net . . . . . . . . . . . . . . . . . . . . . .      85,512         88,615
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     129,773        114,145
                                                                                ----------     ----------
    Total other property and investments . . . . . . . . . . . . . . . . . . .     215,285        202,760
                                                                                ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       3,984          5,178
  Temporary cash investments . . . . . . . . . . . . . . . . . . . . . . . . .      24,578         27,928
  Accounts and notes receivable-net. . . . . . . . . . . . . . . . . . . . . .      67,713         74,524
  Materials and supplies, fuel stock and natural gas stored (average cost) . .      30,577         21,384
  Prepayments and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,399          7,552
                                                                                ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     133,251        136,566
                                                                                ----------     ----------

DEFERRED CHARGES:
  Regulatory assets for deferred income tax. . . . . . . . . . . . . . . . . .     172,009        174,349
  Conservation programs. . . . . . . . . . . . . . . . . . . . . . . . . . . .      63,686         66,511
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85,515         85,022
                                                                                ----------     ----------
    Total deferred charges . . . . . . . . . . . . . . . . . . . . . . . . . .     321,210        325,882
                                                                                ----------     ----------

    TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,007,698     $1,994,253
                                                                                ==========     ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization) . . . . . . . .  $1,541,012     $1,533,640
                                                                                ----------     ----------

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,558         46,217
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,780         17,977
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,790         10,954
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      61,964         57,369
                                                                                ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     128,092        132,517
                                                                                ----------     ----------

DEFERRED CREDITS:
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .     317,486        312,525
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,836         14,399
                                                                                ----------     ----------
    Total deferred credits . . . . . . . . . . . . . . . . . . . . . . . . . .     337,322        326,924
                                                                                ----------     ----------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,272          1,172
                                                                                ----------     ----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

    TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,007,698     $1,994,253
                                                                                ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
- --------------------------------------------------------------------------------
Thousands of Dollars

                                                                                 June 30,     December 31,
                                                                                   1995           1994
                                                                                ----------    ------------
COMMON EQUITY:
  Common stock, no par value:  200,000,000 shares authorized:
  shares outstanding: 1995-55,237,359; 1994-54,420,696 . . . . . . . . . . . .  $  582,940     $  570,603
  Note receivable from employee stock ownership plan . . . . . . . . . . . . .     (11,991)       (12,267)
  Capital stock expense and other paid in capital. . . . . . . . . . . . . . .     (10,058)       (10,031)
  Unrealized investment gain-net . . . . . . . . . . . . . . . . . . . . . . .      23,726         14,341
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     120,033        114,848
                                                                                ----------     ----------
    Total common equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .     704,650        677,494
                                                                                ----------     ----------

PREFERRED STOCK-CUMULATIVE: (Note 1)
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
  Flexible Auction Series J; 500 shares outstanding ($100,000 stated value). .      50,000         50,000
                                                                                ----------     ----------
    Total not subject to mandatory redemption. . . . . . . . . . . . . . . . .      50,000         50,000
                                                                                ----------     ----------

  Subject to mandatory redemption:
    $8.625, Series I;  500,000 shares outstanding ($100 stated value). . . . .      50,000         50,000
    $6.95, Series K;  350,000 shares outstanding ($100 stated value) . . . . .      35,000         35,000
                                                                                ----------     ----------
      Total subject to mandatory redemption. . . . . . . . . . . . . . . . . .      85,000         85,000
                                                                                ----------     ----------

LONG-TERM DEBT: (Note 1)
  First Mortgage Bonds:
  4 5/8% due March 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .        -            10,000
  7 1/8% due December 1, 2013. . . . . . . . . . . . . . . . . . . . . . . . .      66,700         66,700
  7 2/5% due December 1, 2016. . . . . . . . . . . . . . . . . . . . . . . . .      17,000         17,000
  Secured Medium-Term Notes:
    Series A - 4.72% to 8.06% due 1996 through 2023. . . . . . . . . . . . . .     250,000        250,000
    Series B - 6.61% to 8.25% due 1997 through 2010. . . . . . . . . . . . . .     121,000         63,000
                                                                                ----------     ----------
    Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . .     454,700        406,700
                                                                                ----------     ----------

  Pollution Control Bonds:
  6% Series due 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,100           4,100

  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% due 1995 through 2007. . . . . . . . . . . . . .      92,500         92,500
    Series B - 5.50% to 8.55% due 1996 through 2023. . . . . . . . . . . . . .     135,000        150,000
                                                                                ----------     ----------
      Total unsecured medium-term notes. . . . . . . . . . . . . . . . . . . .     227,500        242,500

  Notes payable (due within one year) to be refinanced . . . . . . . . . . . .       6,500         58,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,562          9,846
                                                                                ----------     ----------
    Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     701,362        721,146
                                                                                ----------     ----------

TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,541,012     $1,533,640
                                                                                ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                    1995           1994
                                                                                  --------       --------
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 43,618       $ 42,387
  NON-CASH REVENUES AND EXPENSES
    INCLUDED IN NET INCOME:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .      37,038         34,501
    Provision for deferred income taxes. . . . . . . . . . . . . . . . . . . .         (20)         4,714
    Allowance for equity funds used during construction. . . . . . . . . . . .        (427)          (951)
    Power and natural gas cost deferrals and amortization. . . . . . . . . . .      11,567          1,055
    Deferred revenues and other-net. . . . . . . . . . . . . . . . . . . . . .         469         (1,271)
    (Increase) decrease in working capital components:
      Receivables and prepaid expenses-net . . . . . . . . . . . . . . . . . .       6,381         18,483
      Materials & supplies, fuel stock and natural gas stored. . . . . . . . .      (9,145)        (3,523)
      Payables and other accrued liabilities . . . . . . . . . . . . . . . . .      (8,761)        (7,975)
      Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,680)         5,411
                                                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .      71,040         92,831
                                                                                  --------       --------

INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds) . . . . . . . . . .     (34,486)       (53,624)
  Other capital requirements . . . . . . . . . . . . . . . . . . . . . . . . .         608        (14,840)
  (Increase) decrease in other noncurrent balance sheet items-net  . . . . . .       6,843        (16,969)
  Assets acquired and investments in subsidiaries (Note 3) . . . . . . . . . .        (899)        (9,671)
                                                                                  --------       --------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     (27,934)       (95,104)
                                                                                  --------       --------

FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper, notes payable
    and bank borrowings-net. . . . . . . . . . . . . . . . . . . . . . . . . .     (51,500)       (25,501)
  Maturity of unsecured medium-term notes. . . . . . . . . . . . . . . . . . .     (15,000)          -
  Sale of secured medium-term notes. . . . . . . . . . . . . . . . . . . . . .      58,000         26,000
  Maturity of first mortgage bonds . . . . . . . . . . . . . . . . . . . . . .     (10,000)          -
  Sale of common stock-net . . . . . . . . . . . . . . . . . . . . . . . . . .       6,682          8,444
  Miscellaneous-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         140          9,901
                                                                                  --------       --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS . . . . . . . . . . . . . . . .     (11,678)        18,844
     Less cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .     (32,622)       (31,248)
                                                                                  --------       --------
NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .     (44,300)       (12,404)
                                                                                  --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .      (1,194)       (14,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . . .       5,178         33,718
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . .    $  3,984       $ 19,041
                                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 24,632       $ 22,643
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 18,058       $ 18,379
  Non-cash financing and investing activities. . . . . . . . . . . . . . . . .    $  5,931       $  5,706

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                                   1995           1994
                                                                                ----------     ----------
OPERATING REVENUES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  103,069     $  101,120
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,304         26,290
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,600         19,763
                                                                                ----------     ----------
    Total operating revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $  158,973     $  147,173
                                                                                ==========     ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,538     $   16,354
    Fuel for generation. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,035          7,115
    Other electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,113         15,333
  Natural gas:
    Natural gas purchased for resale . . . . . . . . . . . . . . . . . . . . .      21,948         15,402
    Other natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,816          3,774
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,002         13,420
                                                                                ----------     ----------
    Total operations and maintenance expenses. . . . . . . . . . . . . . . . .  $   74,452     $   71,398
                                                                                ==========     ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,471     $    9,524
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,266          2,688
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,178          4,473
                                                                                ----------     ----------
    Total administrative and general expenses. . . . . . . . . . . . . . . . .  $   16,915     $   16,685
                                                                                ==========     ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,347     $   12,108
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,414          2,090
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         886            739
                                                                                ----------     ----------
    Total depreciation and amortization expenses . . . . . . . . . . . . . . .  $   15,647     $   14,937
                                                                                ==========     ==========

INCOME FROM OPERATIONS:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   34,218     $   32,442
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,623            679
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,262            894
                                                                                ----------     ----------
    Total income from operations . . . . . . . . . . . . . . . . . . . . . . .  $   40,103     $   34,015
                                                                                ==========     ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,411     $   11,557
  Non-utility operations . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,454          1,990
                                                                                ----------     ----------
    Total income available for common stock. . . . . . . . . . . . . . . . .    $   12,865     $   13,547
                                                                                ==========     ==========

ASSETS: (1994 amounts at December 31)
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,456,084     $1,441,643
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     243,525        247,060
  Common plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,622         25,849
  Other utility assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85,588        106,118
  Non-utility assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     194,879        173,583
                                                                                ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,007,698     $1,994,253
                                                                                ==========     ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,046     $   16,955
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,260          8,511
  Common plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,314          5,083
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         458          1,708
                                                                                ----------     ----------
    Total capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .  $   17,078     $   32,257
                                                                                ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                   1995           1994
                                                                                ----------     ----------
OPERATING REVENUES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  228,890     $  226,046
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      94,440         79,779
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,571         32,245
                                                                                ----------     ----------
    Total operating revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $  356,901     $  338,070
                                                                                ==========     ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   38,491     $   46,257
    Fuel for generation. . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,759         18,521
    Other electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,915         30,446
  Natural gas:
    Natural gas purchased for resale . . . . . . . . . . . . . . . . . . . . .      56,766         46,097
    Other natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,562          6,779
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,753         21,108
                                                                                ----------     ----------
    Total operations and maintenance expenses. . . . . . . . . . . . . . . . .  $  168,246     $  169,208
                                                                                ==========     ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   20,140     $   18,103
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,533          5,584
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,359          6,692
                                                                                ----------     ----------
    Total administrative and general expenses. . . . . . . . . . . . . . . . .  $   33,032     $   30,379
                                                                                ==========     ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   24,466     $   24,083
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,859          4,025
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,740          1,386
                                                                                ----------     ----------
    Total depreciation and amortization expenses . . . . . . . . . . . . . . .  $   31,065     $   29,494
                                                                                ==========     ==========

INCOME FROM OPERATIONS:
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   79,365     $   70,546
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,249         12,641
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,963          2,517
                                                                                ----------     ----------
    Total income from operations . . . . . . . . . . . . . . . . . . . . . .    $   98,577     $   85,704
                                                                                ==========     ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   34,097     $   34,559
  Non-utility operations . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,925          3,609
                                                                                ----------     ----------
    Total income available for common stock. . . . . . . . . . . . . . . . . .  $   39,022     $   38,168
                                                                                ==========     ==========

ASSETS: (1994 amounts at December 31)
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,456,084     $1,441,643
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     243,525        247,060
  Common plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,622         25,849
  Other utility assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85,588        106,118
  Non-utility assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     194,879        173,583
                                                                                ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,007,698     $1,994,253
                                                                                ==========     ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   19,794     $   37,132
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,005         13,580
  Common plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,501          9,082
  Non-utility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         781          5,967
                                                                                ----------     ----------
    Total capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .  $   33,081     $   65,761
                                                                                ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended June 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


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

On July 6, 1995, the Company paid Chemical Bank $500,000 in settlement of all remaining claims involving the Company in connection with the "cost sharing" litigation. The payment was consistent with a settlement agreement executed by all parties to the litigation except PacifiCorp, as PacifiCorp had unrelated claims pending against the Supply System. The settlement has been submitted to the Court, and an order approving it and dismissing all related litigation against the Company is anticipated forthwith.

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (the "FPC", predecessor of the Federal Energy Regulatory Commission, the "FERC") prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

Discovery had been stayed pending a decision by the Court on a case involving some similar issues brought by the Tribe against Idaho Power Company. The Court has since decided these issues and has dismissed all claims against Idaho Power. The Idaho Power case has now been appealed by the Nez Perce Tribe to the Ninth Circuit Court of Appeals. On November 21, 1994, the Company filed its Motion and Brief in Support of Summary Judgment of Dismissal. The Nez Perce Tribe has filed a reply brief, and has requested oral argument. A hearing on the Company's Motion for Summary Judgment was heard by the Court on July 27, 1995. The matter has not yet been set for trial. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

OIL SPILL

The Company recently completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests showed that the oil has migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site, which have been completed. It is anticipated that a remedial action plan will be approved by the fall of 1995 and that the remediation efforts will be conducted in 1996. As of June 30, 1995, a reserve of $3.1 million is reflected on the Company's financial statements.

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

The Company was also served with two suits in Spokane County Superior Court filed on April 20, 1994 and on September 15, 1994, both of which sought individual damages from separate fires within the Chattaroy Fire complex. Five additional and separate suits were brought by Grange Insurance Company, and were filed in Spokane County Superior Court on October 10, 1994, for approximately $2.2 million paid to Grange insureds for the same fire areas.
Two additional class action suits were also filed - one in Lincoln County Superior Court, filed on October 14, 1994, for a fire known as "Nine Mile West" (previously included in the Spokane County Nine Mile suit certified as a class action), and the second in Spokane County Superior Court, filed on October 14, 1994, for the Ponderosa Fire area (which had not been the subject of previous suit). The Lincoln County suit has been transferred to Spokane County and both suits have now also been certified as class actions.

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution lines downed by the wind. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Discovery is ongoing and the Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome. Trials are scheduled to commence on various dates between February 3, 1997 and November 2, 1998. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

WILLIAMS LAKE LAWSUIT

On February 2, 1995, a lawsuit was commenced in Spokane County Superior Court against the Company and its subsidiary, Pentzer, by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of Pentzer Energy Services, Inc. to B.C. Gas, Inc. The suit claims damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp. and the former Pentzer Energy Services, Inc. subsidiaries which were involved in the sale. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. By Order of Summary Judgment entered June 16, 1995, all claims against the Company were dismissed with prejudice. Actions against the remaining defendants, including Pentzer, were dismissed without prejudice on grounds of an inconvenient forum. The Company cannot predict whether or not an action will be commenced against the remaining defendants in another court.

DOLLAR ROAD

Soil contamination was discovered on a Company-owned site located east of Spokane on Dollar Road in 1993. The property was originally acquired under lease in 1956 and was subleased to other entities until 1992. The property was purchased by the Company in 1993 and DOE was notified of the contamination. The site has a land area of 4.4 acres of which one-half is involved. The Company recorded the $1.0 million estimated cost of the site remediation in the second quarter of 1995. Clean-up is expected to be completed by December 1995.

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

The cost savings from the merger are estimated to approximate $450 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger. As of June 30, 1995, $10.7 million in merger transaction and transition costs have been incurred and are included on the Company's balance sheet as Other Deferred Charges. The Company will determine the treatment of these costs based on regulatory rulings, generally accepted accounting principles and tax regulations. It is anticipated that for accounting purposes these merger transaction and transition costs will be expensed by Resources West after the merger is completed.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of the Company and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at June 30, 1995 gives effect to the merger as if it had occurred at June 30, 1995. The unaudited pro forma condensed consolidated statements of income for the quarter and six-months ended June 30, 1995 give effect to the merger as if it had occurred at January 1, 1995. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated financial statements and related notes thereto of which this note is a part and SPR's historical consolidated financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act of 1934, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

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

Unaudited Pro Forma Condensed Consolidated Balance Sheet at June 30, 1995 (in thousands of dollars):


                                                                WWP               SPR          PRO FORMA
                                                            ----------        ----------       ----------
  Assets
Utility plant in service-net . . . . . . . . . . . . . . .  $1,832,666        $1,787,229       $3,619,895
Construction work in progress. . . . . . . . . . . . . . .      28,251            97,449          125,700
                                                            ----------        ----------       ----------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .   1,860,917         1,884,678        3,745,595
Accumulated depreciation and amortization. . . . . . . . .     522,965           529,324        1,052,289
                                                            ----------        ----------       ----------
  Net utility plant. . . . . . . . . . . . . . . . . . . .   1,337,952         1,355,354        2,693,306
Other property and investments . . . . . . . . . . . . . .     215,285            27,733          243,018
Current assets . . . . . . . . . . . . . . . . . . . . . .     133,251           117,180          250,431
Deferred charges . . . . . . . . . . . . . . . . . . . . .     321,210           161,559          482,769
                                                            ----------        ----------       ----------
  Total assets . . . . . . . . . . . . . . . . . . . . . .  $2,007,698        $1,661,826       $3,669,524
                                                            ==========        ==========       ==========

  Capitalization and Liabilities
Common stock and additional paid-in capital. . . . . . . .  $  582,940        $  458,324       $1,041,264
Other shareholders equity. . . . . . . . . . . . . . . . .     121,710            67,555          189,265
Preferred stock. . . . . . . . . . . . . . . . . . . . . .     135,000            86,715          221,715
Long-term debt . . . . . . . . . . . . . . . . . . . . . .     701,362           570,298        1,271,660
                                                            ----------        ----------       ----------
  Total capitalization . . . . . . . . . . . . . . . . . .   1,541,012         1,182,892        2,723,904
Current liabilities. . . . . . . . . . . . . . . . . . . .     128,092           146,180          274,272
Deferred income taxes. . . . . . . . . . . . . . . . . . .     317,486           155,859          473,345
Other deferred credits . . . . . . . . . . . . . . . . . .      19,836           176,895          196,731
Minority interest. . . . . . . . . . . . . . . . . . . . .       1,272               -              1,272
                                                            ----------        ----------       ----------
  Total capitalization and liabilities . . . . . . . . . .  $2,007,698        $1,661,826       $3,669,524
                                                            ==========        ==========       ==========

Common shares outstanding (thousands). . . . . . . . . . .      55,237            29,785           98,127

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

Unaudited Pro Forma Condensed Consolidated Statements of Income for the three months ended June 30, 1995 (in thousands of dollars, except per share amounts):


                                                                 WWP              SPR           PRO FORMA
                                                              --------          --------        ---------
Operating revenues . . . . . . . . . . . . . . . . . . . .    $158,973          $142,233         $301,206
Operating expenses . . . . . . . . . . . . . . . . . . . .     118,870           119,913          238,783
Income from operations . . . . . . . . . . . . . . . . . .      40,103            22,320           62,423
Net income . . . . . . . . . . . . . . . . . . . . . . . .      15,163            12,774           27,937
Income available for common stock. . . . . . . . . . . . .      12,865            10,896           23,761

Average common shares outstanding. . . . . . . . . . . . .      54,986            29,666           97,705
Earnings per share . . . . . . . . . . . . . . . . . . . .       $0.23             $0.37            $0.24

Unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended June 30, 1995 (in thousands of dollars, except per share amounts):


                                                                 WWP              SPR           PRO FORMA
                                                              --------          --------        ---------
Operating revenues . . . . . . . . . . . . . . . . . . . .    $356,901          $302,378         $659,279
Operating expenses . . . . . . . . . . . . . . . . . . . .     258,324           252,807          511,131
Income from operations . . . . . . . . . . . . . . . . . .      98,577            49,571          148,148
Net income . . . . . . . . . . . . . . . . . . . . . . . .      43,618            29,946           73,564
Income available for common stock. . . . . . . . . . . . .      39,022            26,144           65,166

Average common shares outstanding. . . . . . . . . . . . .      54,785            29,563           97,356
Earnings per share . . . . . . . . . . . . . . . . . . . .       $0.71             $0.88            $0.67

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged as a utility in the generation, purchase, transmission, distribution and sale of electric energy and the purchase, transportation, distribution and sale of natural gas. Natural gas operations are affected to a significant degree by weather conditions and customer growth. The Company's electric operations are highly dependent upon hydroelectric generation for its power supply. As a result, the electric operations of the Company are significantly affected by weather and streamflow conditions, and to a lesser degree, by customer growth. Revenues from the sale of surplus energy to other utilities and the cost of power purchases vary from year to year depending on streamflow conditions and the wholesale power market. The wholesale power market in the Northwest region is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power in the Southwest region. Other factors affecting the wholesale power market include new entrants in the wholesale market, such as power brokers and marketers, and competition from low cost generation being developed by independent power producers. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth, conservation, appliance efficiency and other technology.

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


RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for the second quarter of 1995 decreased to $0.23 from $0.25 in 1994. Total earnings per share for the first six months of 1995 decreased to $0.71 from $0.72 for the same period in 1994. Net income increased slightly for the six-month period in 1995 as compared to 1994, but the increase in the average number of shares outstanding resulted in a small decrease in per-share earnings. Both the quarterly and year-to-date decreases in earnings per share were primarily the result of non-operating items. Other income decreased in both periods, primarily due to the accrual for the remediation work at Dollar Road (see Note 2 to the Financial Statements for additional information) and amortization of the Sandpoint acquisition adjustment from the Company's acquisition of PacifiCorp's electric properties in northern Idaho in late December 1994. Lower levels of AFUDC, due to lower levels of construction, increased interest expense, primarily due to higher levels of outstanding debt, a shift from short-term debt to long-term debt and higher interest rates and a decrease in other income also contributed to the decline in earnings per share in both the three and six months periods in 1995.

Utility income available for common stock contributed $0.19 to earnings per share for the second quarter of 1995 compared to $0.21 in the second quarter of 1994. Non-utility income available for common stock contributed $0.04 to earnings per share for the second quarter of both 1995 and 1994. For the first half of 1995, utility income available for common stock contributed $0.62 to earnings per share compared to $0.65 during 1994. Non-utility income available for common stock contributed $0.09 to earnings per share for the first six months of 1995 compared with $0.07 in 1994. The decline in utility earnings is primarily due to non-operating activities, such as the decline in other income, lower levels of AFUDC and increased interest expense discussed above. The increase in non-utility operating results is primarily due to the impact of a transactional gain of $1.3 million, net of tax, from the sale of Itron, Inc. stock in 1995.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

ELECTRIC OPERATIONS
Operating income summary
(Dollars in thousands)

                                                  Three months ended                          Six months ended
                                                       June 30              Change                 June 30            Change
                                                  ------------------   --------------        ------------------   -------------
                                                    1995      1994     Amount      %           1994      1994     Amount     %
                                                  --------  --------   -------    ---        --------  --------   -------   ---
Operating Revenues . . . . . . . . . . . . . . .  $103,069  $101,120   $ 1,949      2        $228,890  $226,046   $ 2,844     1
Operating Expenses:
  Purchased power. . . . . . . . . . . . . . . .    15,538    16,354      (816)    (5)         38,491    46,257    (7,766)  (17)
  Fuel for generation. . . . . . . . . . . . . .     3,035     7,115    (4,080)   (57)         10,759    18,521    (7,762)  (42)
  Other operating and maintenance. . . . . . . .    18,113    15,333     2,780     18          35,915    30,446     5,469    18
  Administrative and general . . . . . . . . . .    10,471     9,524       947     10          20,140    18,103     2,037    11
  Depreciation and amortization. . . . . . . . .    12,347    12,108       239      2          24,466    24,083       383     2
  Taxes other than income. . . . . . . . . . . .     9,347     8,244     1,103     13          19,754    18,090     1,664     9
                                                  --------  --------   -------               --------  --------   -------
    Total operating expenses . . . . . . . . . .    68,851    68,678       173      -         149,525   155,500    (5,975)   (4)
                                                  --------  --------   -------               --------  --------   -------

Income from operations . . . . . . . . . . . . .    34,218    32,442     1,776      5          79,365    70,546     8,819    13
  Electric operating income taxes. . . . . . . .     8,858     9,197      (339)    (4)         21,755    20,441     1,314     6
                                                  --------  --------   -------               --------  --------   -------
Net operating income (1) . . . . . . . . . . . .  $ 25,360  $ 23,245   $ 2,115      9        $ 57,610  $ 50,105   $ 7,505    15
                                                  ========  ========   =======               ========  ========   =======

(1) Does not include interest expense or other income.

- --------------------------------------------------------------------------------

Total electric revenues increased $1.9 million in the second quarter of 1995 over 1994. Residential and commercial revenues rose by a combined $4.8 million due to increased kWh sales. Residential customers increased by over 14,000, or 6%, and commercial customers grew by over 3,000 customers, also a 6% increase, in the second quarter of 1995 as compared to second quarter 1994.
Approximately 10,000 customers were added through the acquisition of PacifiCorp's electric properties in northern Idaho in late December 1994. Wholesale revenues decreased by $3.3 million, or 14%, as a result of improved streamflow conditions and increased availability of hydroelectric generation in the region which led to reduced demand for secondary energy and lower market prices. Wholesale kWh sales decreased by 11% and average prices declined by 4% in the second quarter of 1995 as compared to 1994.

Year-to-date, total electric revenues increased $2.8 million in 1995 as compared to 1994. Customer growth, primarily due to the acquisition of properties in northern Idaho, as mentioned above, was the primary reason for the increase in electric revenues during the first six months of 1995. Wholesale revenues decreased by $7.5 million, or 16%, during the first half of 1995 as a result of improved streamflows and increased availability of hydroelectric generation in the region, which led to reduced demand for secondary energy and lower market prices.


                ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS

              Class                                   Increase (Decrease) from prior year
  -------------------------                           -----------------------------------

                                Three months ended June 30, 1995                Six months ended June 30, 1995
                               ----------------------------------            -----------------------------------
                                 REVENUE               KWH SALES               REVENUE                KWH SALES
                                 -------               ---------               -------                ---------
                                                         (Dollars and kWhs in millions)
  Residential. . . . . . . .   $2.5       9%          33.1       5%          $6.1      8%            84.9       6%
  Commercial . . . . . . . .    2.3       8           22.8       4            4.9      8             53.8       4
  Industrial . . . . . . . .    0.6       4           14.3       3            1.9      7             44.8       5
  Wholesale. . . . . . . . .   (3.3)    (14)         (82.9)    (11)          (7.5)   (16)          (284.7)    (18)

- --------------------------------------------------------------------------------

Fuel expense decreased by $4.1 million, or 57%, in the second quarter of 1995 compared to 1994 as increased hydroelectric generation resulted in the economic dispatch of some of the thermal plants. Improved streamflow conditions and increased hydroelectric generation caused purchased power costs to decline by $0.8 million in the second quarter of 1995 over 1994. Other operating and maintenance expenses increased $2.8 million, or 18%, during the second quarter of 1995 primarily due to lease payments and operating expenses related to the Rathdrum

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

combustion turbine, which went into service during the first quarter of 1995, and amortization of the Demand Side Management programs. Administrative and general expenses increased by $0.9 million in the second quarter of 1995 due primarily to lease payments for computer software systems and labor-related costs. Other taxes, primarily excise and business and occupation taxes, were up $1.1 million from the second quarter of 1994, primarily due to increased revenues in the second quarter of 1995.

Improved streamflow conditions and increased hydroelectric generation caused year-to-date 1995 purchased power costs to decline by $7.8 million. Fuel expense decreased by $7.8 million in the first six months of 1995 compared to 1994 as increased hydroelectric generation resulted in the economic dispatch of thermal plants. Other operating and maintenance expenses increased $5.5 million year-to-date primarily due to lease payments and operating expenses related to the Rathdrum combustion turbine and amortization of the Demand Side Management programs. Administrative and general expenses increased by $2.0 million in the first half of 1995 due primarily to lease payments for computer software systems and labor-related costs.


NATURAL GAS OPERATIONS
Operating income summary
(Dollars in thousands)

                                                  Three months ended                         Six months ended
                                                       June 30             Change               June 30            Change
                                                  ------------------    ------------        -----------------   -------------
                                                    1995      1994      Amount    %          1994      1994     Amount     %
                                                  --------   -------    ------   ---        -------   -------   -------   ---
Operating Revenues . . . . . . . . . . . . . . .  $35,304    $26,290    $9,014    34        $94,440   $79,779   $14,661    18
Operating Expenses:
  Natural gas purchased. . . . . . . . . . . . .   21,948     15,402     6,546    43         56,766    46,097    10,669    23
  Other operating and maintenance. . . . . . . .    3,816      3,774        42     1          7,562     6,779       783    12
  Administrative and general . . . . . . . . . .    3,266      2,688       578    22          6,533     5,584       949    17
  Depreciation and amortization. . . . . . . . .    2,414      2,090       324    16          4,859     4,025       834    21
  Taxes other than income. . . . . . . . . . . .    2,237      1,657       580    35          5,471     4,653       818    18
                                                  -------    -------    ------              -------   -------   -------
    Total operating expenses . . . . . . . . . .   33,681     25,611     8,070    32         81,191    67,138    14,053    21
                                                  -------    -------    ------              -------   -------   -------

Income from operations . . . . . . . . . . . . .    1,623        679       944     -         13,249    12,641       608     5
Natural gas oper. income taxes . . . . . . . . .       40       (253)      293     -          3,745     3,718        27     1
                                                  -------    -------    ------              -------   -------   -------
Net operating income (1) . . . . . . . . . . . .  $ 1,583    $   932    $  651    70        $ 9,504   $ 8,923   $   581     7
                                                  =======    =======    ======              =======   =======   =======

Actual Heating Degree Days (2) . . . . . . . . .    1,010        891       119    13          3,597     3,506        91     3
Historical Heating Degree Days (3) . . . . . . .    1,056      1,056                          3,934     3,934

Actual Degree Days as a Percent
  of Historical Degree Days. . . . . . . . . . .       96%        84%                            91%       89%

(1) Does not include interest expense or other income.
(2) Heating degree days information is for Spokane area.
(3) Historical degree days represent the 30-year average.

- --------------------------------------------------------------------------------

Total natural gas revenues increased in all revenue classes in second quarter 1995 from the second quarter of 1994. WPNG (Oregon and California) revenues increased by $1.9 million, or 22%, in the second quarter of 1995 as compared to the same period in 1994. Natural gas revenues from WWP (Washington and Idaho) operations increased by $7.1 million, or 40% in the second quarter of 1995. In both service areas, the revenue increase was primarily due to customer growth from conversions from electric service to natural gas, population growth and new construction. The average number of customers increased in both areas in the residential and commercial classes in the second quarter of 1995 as compared to 1994. WPNG and WWP residential customers increased by approximately 4,000, or 6%, and 9,400, or 8%, respectively. WPNG and WWP commercial customers rose by 3% and 7%, respectively, in the second quarter of 1995 as compared to 1994.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

Total natural gas revenues increased $14.7 million during the first six months of 1995 over the same period in 1994. WPNG revenues increased by $2.2 million, or 8%, while revenues from WWP operations increased by $12.5 million, or 24%, during the first half of 1995 compared to 1994. The revenue increase was primarily due to customer growth and higher average prices than last year.
WPNG and WWP residential and commercial customers grew by approximately the same percentages described above during the first six months of 1995 compared to the same period in 1994. The total number of transportation customers grew by 23% in the first half of 1995.


             NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS

              Class                                   Increase (Decrease) from prior year
  --------------------------                          -----------------------------------

                                Three months ended June 30, 1995                Six months ended June 30, 1995
                               ----------------------------------            -----------------------------------
                                 REVENUE               KWH SALES               REVENUE                KWH SALES
                                 -------               ---------               -------                ---------
                                                         (Dollars and kWhs in millions)
  Residential. . . . . . . .   $3.5     29%           5.6      25%         $ 7.1     17%             9.9      12%
  Commercial . . . . . . . .    2.0     25            3.4      18            3.5     13              4.8       8
  Industrial - firm. . . . .    0.4     34            0.9      28            0.4     17              0.8      11
  Industrial - interruptible    0.1      5            0.1       5           (0.3)   (18)            (0.8)    (16)
  Sales for resale . . . . .    2.9      -           31.8       -            3.0      -             33.6       -
  Transportation . . . . . .    0.1      4            5.8      12            0.5      9             10.7      11

- --------------------------------------------------------------------------------

Natural gas purchased expense increased $6.5 million, or 43%, in the second quarter of 1995 as compared to second quarter 1994. The increased cost was primarily the result of a 48% increase in therm sales to new customers. Administrative and general expenses increased by 22% in 1995 over the second quarter of 1994, primarily due to lease payments for computer software systems and labor-related costs. Depreciation and amortization expense also increased by 16% during the second quarter of 1995 as a result of increased natural gas plant-in-service. Other taxes, primarily excise and business and occupation taxes, were up $0.6 million from the second quarter of 1994, primarily due to increased revenues in the second quarter of 1995.

Total natural gas operating expenses increased by $14.1 million, or 21%, in the first half of 1995. Purchased gas costs increased $10.7 million in the first six months of 1995 due primarily to a 24% increase in therm sales as a result of customer growth. Other operating and maintenance expenses increased $0.8 million in the first half of 1995 over 1994 primarily due to amortization of the Demand Side Management programs. Administrative and general expenses increased by 17% in 1995 over 1994, primarily due to lease payments for computer software systems and labor-related costs. Depreciation and amortization expense increased by $0.8 million during the first six months of 1995 as a result of increased natural gas plant-in-service. Other taxes, primarily excise and business and occupation taxes, were also up $0.8 million from the first half of 1994, primarily due to increased year-to-date revenues.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

NON-UTILITY OPERATIONS
Operating income summary
(Dollars in thousands)

                                                  Three months ended                         Six months ended
                                                       June 30             Change               June 30            Change
                                                  ------------------    -------------        -----------------   -------------
                                                   1995       1994      Amount     %          1994      1994     Amount     %
                                                  -------    -------    ------    ---        -------   -------   -------   ---
Operating revenues . . . . . . . . . . . . . . .  $20,600    $19,763    $   837     4        $33,571   $32,245   $ 1,326     4
Operating expenses . . . . . . . . . . . . . . .   16,338     18,869     (2,531)  (13)        27,608    29,728    (2,120)   (7)
                                                  -------    -------    -------              -------   -------   -------
Operating income . . . . . . . . . . . . . . . .    4,262        894      3,368     -          5,963     2,517     3,446     -
Other income (expense) . . . . . . . . . . . . .     (204)     2,458     (2,662)    -          1,493     2,939    (1,446)  (49)
                                                  -------    -------    -------              -------   -------   -------
Income before income taxes . . . . . . . . . . .    4,058      3,352        706    21          7,456     5,456     2,000    37
Income tax provision . . . . . . . . . . . . . .    1,604      1,362        242    18          2,531     1,847       684    37
                                                  -------    -------    -------              -------   -------   -------
Net income . . . . . . . . . . . . . . . . . . .  $ 2,454    $ 1,990    $   464    23        $ 4,925   $ 3,609   $ 1,316    36
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

Pentzer's earnings for the second quarter of 1995 exceeded 1994 by $0.4 million. Non-transactional earnings from its portfolio investments exceeded 1994 by $0.8 million due to stronger earnings from existing investments as well as new earnings from two companies acquired in the past 12 months. Transactional gains in 1995 were less than 1994 by $0.4 million.

Pentzer's earnings for the first six months of 1995 exceeded 1994 by $1.3 million. Transactional gains, primarily from the sale of Itron stock, increased by $0.8 million. Non-transactional earnings from its portfolio investments grew by $0.5 million in 1995 as compared to the same period in 1994.

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

Operating Activities Cash available from operating activities in the first six months of 1995 decreased by over $21 million from the same period in 1994 primarily due to an increase in various working capital components, such as increased materials and supplies, fuel stock and natural gas stored and prepayments on power contracts, partially offset by the positive effect of purchased gas deferrals. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities decreased by more than $67 million in the first half of 1995, when compared to the same period in 1994, primarily due to a 50% decrease in construction and demand side management program expenditures. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities increased by almost $32 million in the six months ended June 30, 1995 when compared to the same period in 1994. Since January 1, 1995, $58 million of Secured Medium Term Notes, Series B (Series B Notes) have been issued with an average interest rate of 7.31% and an average maturity of 7.3 years. The proceeds were primarily used to fund the maturity of $15 million of Unsecured Medium-Term Notes and $10 million of 4 5/8% First Mortgage Bonds and to repay $51.5 million of short-term debt. As of August 10, 1995, $129 million of Series B Notes remained to be issued.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of June 30, 1995, $6.5 million was outstanding under the other borrowing arrangements with banks.

The Company's total common equity increased by $28 million during the first half of 1995 to $705 million. The increase was primarily due to the issuance of 816,000 shares of common stock through both the Dividend Reinvestment Plan and the Investment and Employee Stock Ownership Plan for proceeds of approximately $12 million and a $9.4 million increase in unrealized investment gains from Pentzer's investment in Itron. No shares were issued under the Company's Periodic Offering Program. The utility capital structure at June 30, 1995, was 49% debt, 10% preferred stock and 41% common equity as compared to 50% debt, 10% preferred stock and 40% common equity at year-end 1994.

During the 1995-1997 period, utility capital expenditures are expected to be $228 million, and $132 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 90% of the funds needed for its capital expenditure program. External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, SPR and SPPC with and into Resources West. See Regulatory Proceedings below for additional merger information.

NON-UTILITY

The non-utility operations have $39 million in borrowing arrangements ($27 million outstanding as of June 30, 1995) to fund corporate requirements on an interim basis. At June 30, 1995, the non-utility operations had $31 million in cash and marketable securities with $11 million in long-term debt outstanding.

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

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------


                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1995 Annual Meeting of Shareholders of the Company was held on May 11, 1995. The re-election of directors with expiring terms was the only matter voted on at the meeting. There were 54,810,894 shares of Common Stock issued and outstanding as of March 16, 1995, the proxy record date, with 46,620,910 shares represented at said meeting. The details of the voting are shown below:

                                                            Against
                                              For         or Withheld
                                          ----------      -----------
     Re-election of Directors
       David A. Clack                     45,138,599       1,482,311
       Duane B. Hagadone                  44,960,945       1,659,965
       Larry A. Stanley                   45,125,951       1,494,959


ITEM 5.  OTHER INFORMATION.

REGULATORY PROCEEDINGS.

Merger On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and Resources West. Applications seeking approval of the merger were filed with the FERC and with the state utility commissions in the states of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has negotiated stipulations with the commission staffs and certain other parties in each of the other five states. The major points of each stipulation and the current status are as follows:

     Washington:       Electric and gas base rate freeze through December 31,
                         2000
                       Purchased gas benefits flowed through annual PGA
                         (Purchased Gas Adjustment)
                       Accelerated amortization of Washington electric DSM to
                         provide full amortization by December 31, 2003
                       Final order is still pending with respect to the
                         proposed stipulation

     Idaho:            Electric and gas base rate freeze through December 31,
                         2000
                       Purchased gas benefits flowed through annual PGA
                       Earnings capped at 12.5% ROE, with earnings above 12.5%
                         shared 50/50 with customers through PGA/PCA (Power Cost Adjustment)
                       Final order is still pending with respect to the
                         proposed stipulation

     Oregon:           No rate freeze
                       Purchased gas benefits flowed through annual PGA, plus
                         a sharing of non-purchased gas benefits to partially offset the expenses associated with additional capacity on Pacific Gas Transmission to Medford
                       Final order was issued on June 23, 1995

     California:       Electric and gas base rate freeze through December 31,
                         1999
                       All electric and gas tracking mechanisms suspended
                         during the rate freeze. Balances in the electric and gas tracking accounts will be set to zero at January 1, 1996 or upon merger. Exempt from annual electric and gas cost of capital proceedings
                       Electric rate reduction of $3.1 million in 1996 related
                         to the suspension of the electric tracking mechanism and elimination of the balances in the tracking accounts
                       Final order is still pending with respect to the
                         proposed stipulation

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

     Nevada:           Electric and gas base rate freeze through December 31,
                         1999.  Water rates frozen through December 31, 1996
                       Gas tracker suspended through January 1, 1997.  Electric
                         power/fuel cost tracker suspended through December 31,
                         1999
                       One-time refunds related to a prior rate stipulation of
                         $9 million electric and $4 million gas. Earnings for 1997-1999 capped at 12.0% ROE, with earnings above 12.0% shared 50/50 with customers
                       Final order is still pending with respect to the
                         proposed stipulation

The FERC has not yet established a procedural schedule for this proposed merger. However, the Company continues to anticipate receiving final orders from all jurisdictions and closing the merger transaction by the end of 1995. See Note 4 to Financial Statements for additional information.

FERC NOPR  On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking
(NOPR) relating to transmission services and a supplemental NOPR on Recovery of Stranded Costs. If adopted, the NOPR on open access transmission would require public utilities operating under the Federal Power Act to provide third-party access to their transmission systems at comparable rates. The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue. The Company is currently evaluating the NOPR to determine its potential impact on the Company, its customers and on its proposed merger with SPR and SPPC. The Company filed comments with the FERC regarding the NOPR. It is anticipated that the final rules could take effect in early 1996. The Company cannot predict the outcome of this matter.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                        12 Months Ended
                                                   -------------------------
                                                   June 30,     December 31,
                                                     1995           1994
                                                   --------     ------------
        Ratio of Earnings to Fixed Charges           3.06 (x)       3.24 (x)

        Ratio of Earnings to Fixed Charges and
        Preferred Dividend Requirements              2.48 (x)       2.59 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                4(a)     Bylaws of The Washington Water Power Company, as
                         amended May 11, 1995.
                12       Computation of ratio of earnings to fixed charges and
                         preferred dividend requirements.
                27       Financial Data Schedule.

        (b)     Reports on Form 8-K.

                None.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE WASHINGTON WATER POWER COMPANY
                                                      (Registrant)





Date:  August 11, 1995                             /s/ J. E. Eliassen
                                              ----------------------------
                                                     J. E. Eliassen
                                              Vice President - Finance and
                                                Chief Financial Officer
                                               (Principal Accounting and
                                                   Financial Officer)