Form 10-Q
period 1995-09-30
WASHINGTON WATER POWER CO
filed 1995-11-13
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
             (Exact name of registrant as specified in its charter)


                      Washington                                 91-0462470
            (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)

     1411 East Mission Avenue, Spokane, Washington               99202-2600
       (Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:           509-489-0500


                                      None
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was re-quired to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                            -----------------------
                            Yes    [X]    No    [ ]
                            -----------------------


At November 1, 1995, 55,696,399 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                    Page No.
                                                                                    --------

Part I.  Financial Information:

             Item 1. Financial Statements

                 Consolidated Statements of Income - Three Months Ended
                     September 30, 1995 and 1994 ..................................     3

                 Consolidated Statements of Income - Nine Months Ended
                     September 30, 1995 and 1994 ..................................     4

                 Consolidated Balance Sheets - September 30, 1995
                     and December 31, 1994 ........................................     5

                 Consolidated Statements of Capitalization - September 30, 1995
                     and December 31, 1994 ........................................     6

                 Consolidated Statements of Cash Flows - Nine Months Ended
                     September 30, 1995 and 1994 ..................................     7

                 Schedule of Information by Business Segments - Three Months Ended
                     September 30, 1995 and 1994 ..................................     8

                 Schedule of Information by Business Segments - Nine Months Ended
                     September 30, 1995 and 1994 ..................................     9

                 Notes to Consolidated Financial Statements .......................    10

             Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ....................    15

Part II. Other Information:

             Item 5. Other Information ............................................    21

             Item 6. Exhibits and Reports on Form 8-K .............................    22

Signature .........................................................................    23


CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                       1995             1994
                                                    ---------        ---------
OPERATING REVENUES .............................    $ 157,869        $ 142,334

OPERATING EXPENSES:

  Operations and maintenance ...................       84,856           80,722
  Administrative and general ...................       14,844           12,661
  Depreciation and amortization ................       15,591           15,040
  Taxes other than income taxes ................       11,013           10,938
                                                    ---------        ---------
    Total operating expenses ...................      126,304          119,361
                                                    ---------        ---------

INCOME FROM OPERATIONS .........................       31,565           22,973
                                                    ---------        ---------

OTHER INCOME (EXPENSE):

  Interest expense .............................      (14,709)         (13,751)
  Interest capitalized and AFUCE ...............          208              435
  Net gain on subsidiary transactions ..........         --              1,306
  Other income (deductions)-net ................          944            1,794
                                                    ---------        ---------
    Total other income (expense)-net ...........      (13,557)         (10,216)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES .....................       18,008           12,757

INCOME TAXES ...................................        7,123            4,653
                                                    ---------        ---------

NET INCOME .....................................       10,885            8,104

DEDUCT-Preferred stock dividend requirements....        2,267            2,186
                                                    ---------        ---------

INCOME AVAILABLE FOR COMMON STOCK ..............    $   8,618        $   5,918
                                                    =========        =========

Average common shares outstanding (thousands)...       55,363           53,751

EARNINGS PER SHARE OF COMMON STOCK .............    $    0.16        $    0.11

Dividends paid per common share ................    $    0.31        $    0.31







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                       1995              1994
                                                     ---------         ---------
OPERATING REVENUES ..........................        $ 514,770           480,404
                                                     ---------         ---------
OPERATING EXPENSES:
   Operations and maintenance ...............          253,102           249,930
   Administrative and general ...............           47,876            43,040
   Depreciation and amortization ............           46,656            44,534
   Taxes other than income taxes ............           36,994            34,223
                                                     ---------         ---------
     Total operating expenses ...............          384,628           371,727
                                                     ---------         ---------

INCOME FROM OPERATIONS ......................          130,142           108,677
                                                     ---------         ---------

OTHER INCOME (EXPENSE):
   Interest expense .........................          (44,160)          (39,186)
   Interest capitalized and AFUCE ...........              650             3,242
   Net gain on subsidiary transactions ......            1,952             2,639
   Other income (deductions)-net ............             (688)            5,771
                                                     ---------         ---------
     Total other income (expense)-net .......          (42,246)          (27,534)
                                                     ---------         ---------

INCOME BEFORE INCOME TAXES ..................           87,896            81,143

INCOME TAXES ................................           33,393            30,652
                                                     ---------         ---------
NET INCOME ..................................           54,503            50,491

DEDUCT-Preferred stock dividend requirements             6,863             6,405
                                                     ---------         ---------

INCOME AVAILABLE FOR COMMON STOCK ...........        $  47,640         $  44,086
                                                     =========         =========

Average common shares outstanding
   (thousands)...............................           54,980            53,329

EARNINGS PER SHARE OF COMMON STOCK ..........        $    0.87         $    0.83

Dividends paid per common share .............        $    0.93         $    0.93


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                    September 30,     December 31,
                                                                        1995              1994
                                                                    -------------     ------------
ASSETS:
PROPERTY:
   Utility plant in service-net ..............................        $1,853,545        $1,802,280
   Construction work in progress .............................            27,976            27,316
                                                                      ----------        ----------
     Total ...................................................         1,881,521         1,829,596
   Less:  Accumulated depreciation and amortization ..........           539,368           500,551
                                                                      ----------        ----------
     Net utility plant .......................................         1,342,153         1,329,045
                                                                      ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................            83,882            88,615
   Other-net .................................................           119,738           114,145
                                                                      ----------        ----------
     Total other property and investments ....................           203,620           202,760
                                                                      ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents .................................             3,911             5,178
   Temporary cash investments ................................            27,195            27,928
   Accounts and notes receivable-net .........................            62,856            74,524
   Materials and supplies, fuel stock and natural gas stored .            29,231            21,384
   Prepayments and other .....................................             7,428             7,552
                                                                      ----------        ----------
     Total current assets ....................................           130,621           136,566
                                                                      ----------        ----------
DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................           170,840           174,349
   Conservation programs .....................................            64,095            66,511
   Other-net .................................................            89,427            85,022
                                                                      ----------        ----------
     Total deferred charges ..................................           324,362           325,882
                                                                      ----------        ----------
       TOTAL .................................................        $2,000,756        $1,994,253
                                                                      ==========        ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of
   Capitalization) ...........................................        $1,522,491        $1,533,640
                                                                      ----------        ----------
CURRENT LIABILITIES:
   Accounts payable ..........................................            36,282            46,217
   Taxes accrued .............................................            25,941            17,977
   Interest accrued ..........................................            16,141            10,954
   Other .....................................................            59,341            57,369
                                                                      ----------        ----------
     Total current liabilities ...............................           137,705           132,517
                                                                      ----------        ----------
DEFERRED CREDITS:
   Deferred income taxes .....................................           317,287           312,525
   Other .....................................................            21,920            14,399
                                                                      ----------        ----------
     Total deferred credits ..................................           339,207           326,924
                                                                      ----------        ----------
MINORITY INTEREST ............................................             1,353             1,172
                                                                      ----------        ----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

       TOTAL .................................................        $2,000,756        $1,994,253
                                                                      ==========        ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                    September 30,     December 31,
                                                                                        1995             1994
                                                                                    -------------     ------------
COMMON EQUITY:
   Common stock, no par value:  200,000,000 shares authorized:
     shares outstanding: 1995-55,617,091; 1994-54,420,696........................    $  588,872       $  570,603
   Note receivable from employee stock ownership plan ...........................       (11,840)         (12,267)
   Capital stock expense and other paid in capital...............................       (10,066)         (10,031)
   Unrealized investment gain-net................................................        20,190           14,341
   Retained earnings.............................................................       111,875          114,848
                                                                                     ----------       ----------
       Total common equity.......................................................       699,031          677,494
                                                                                     ----------       ----------
PREFERRED STOCK-CUMULATIVE: (Note 1)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding ($100,000 stated value)...        50,000           50,000
                                                                                     ----------       ----------
       Total not subject to mandatory redemption.................................        50,000           50,000
                                                                                     ----------       ----------
   Subject to mandatory redemption:
     $8.625, Series I;  500,000 shares outstanding ($100 stated value)...........        50,000           50,000
     $6.95, Series K;  350,000 shares outstanding ($100 stated value)............        35,000           35,000
                                                                                     ----------       ----------
       Total subject to mandatory redemption.....................................        85,000           85,000
                                                                                     ----------       ----------
LONG-TERM DEBT: (Note 1)
   First Mortgage Bonds:
     4 5/8% due March 1, 1995....................................................         -               10,000
     7 1/8% due December 1, 2013.................................................        66,700           66,700
     7 2/5% due December 1, 2016.................................................        17,000           17,000
     Secured Medium-Term Notes:
       Series A - 4.72% to 8.06% due 1996 through 2023...........................       250,000          250,000
       Series B - 6.61% to 8.25% due 1997 through 2010...........................       121,000           63,000
                                                                                     ----------       ----------
       Total first mortgage bonds................................................       454,700          406,700
                                                                                     ----------       ----------
   Pollution Control Bonds:
     6% Series due 2023..........................................................         4,100            4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1997 through 2007.............................        72,500           92,500
     Series B - 5.50% to 8.55% due 1996 through 2023.............................       135,000          150,000
                                                                                     ----------       ----------
       Total unsecured medium-term notes.........................................       207,500          242,500
                                                                                     ----------       ----------

   Notes payable (due within one year) to be refinanced..........................        14,500           58,000
   Other.........................................................................         7,660            9,846
                                                                                     ----------       ----------
       Total long-term debt......................................................       688,460          721,146
                                                                                     ----------       ----------

TOTAL CAPITALIZATION.............................................................    $1,522,491       $1,533,640
                                                                                     ==========       ==========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                                        1995              1994
                                                                                     ---------         ---------
OPERATING ACTIVITIES:
   Net income ...............................................................        $  54,503         $  50,491
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................           55,573            52,140
     Provision for deferred income taxes ....................................            1,805             7,198
     Allowance for equity funds used during construction ....................             (624)           (1,110)
     Power and natural gas cost deferrals and amortization ..................           11,741             2,163
     Deferred revenues and other-net ........................................              197            (3,487)
     (Increase) decrease in working capital components:
        Receivables and prepaid expenses-net ................................           11,467            18,140
        Materials & supplies, fuel stock and natural gas stored .............           (7,798)           (3,967)
        Payables and other accrued liabilities ..............................            3,483             2,126
        Other-net ...........................................................          (16,594)           (2,770)
                                                                                     ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................          113,753           120,924
                                                                                     ---------         ---------
INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................          (51,527)          (67,771)
   Other capital requirements ...............................................             (523)          (18,470)
   (Increase) decrease in other noncurrent balance sheet items-net ..........           10,961           (17,305)
   Assets acquired and investments in subsidiaries (Note 3) .................             (947)           (9,708)
                                                                                     ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES .......................................          (42,036)         (113,254)
                                                                                     ---------         ---------
FINANCING ACTIVITIES:
   Increase (decrease) in commercial paper, notes payable
     and bank borrowings-net ................................................          (43,500)          (35,001)
   Maturity of unsecured medium-term notes ..................................          (35,000)           (7,500)
   Sale of secured medium-term notes ........................................           58,000            56,000
   Maturity of first mortgage bonds .........................................          (10,000)             --
   Sale of common stock-net .................................................            9,761            12,043
   Other-net ................................................................           (3,157)            8,666
                                                                                     ---------         ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ..............................          (23,896)           34,208
      Less cash dividends paid ..............................................          (49,088)          (47,221)
                                                                                     ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES .......................................          (72,984)          (13,013)
                                                                                     ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................           (1,267)           (5,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................            5,178            11,201
                                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................        $   3,911         $   5,858
                                                                                     =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest ...............................................................        $  34,918         $  30,095
     Income taxes ...........................................................        $  26,356         $  22,919
   Non-cash financing and investing activities ..............................        $  14,654         $   8,618








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                        1995            1994
                                                     ----------      ----------
OPERATING REVENUES:
  Electric  . . . . . . . . . . . . . . . . . . . .    $116,564        $103,960
  Natural gas   . . . . . . . . . . . . . . . . . .      24,191          21,158
  Non-utility   . . . . . . . . . . . . . . . . . .      17,114          17,216
                                                     ----------      ----------
    Total operating revenues  . . . . . . . . . . .    $157,869        $142,334
                                                     ==========      ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased   . . . . . . . . . . . . . . .    $ 23,061         $28,190
    Fuel for generation   . . . . . . . . . . . . .      12,612          10,201
    Other electric  . . . . . . . . . . . . . . . .      19,784          15,363
  Natural gas:
    Natural gas purchased for resale  . . . . . . .      15,736          13,045
    Other natural gas   . . . . . . . . . . . . . .       4,268           3,626
  Non-utility   . . . . . . . . . . . . . . . . . .       9,395          10,297
                                                     ----------      ----------
    Total operations and maintenance expenses   . .    $ 84,856         $80,722
                                                     ==========      ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . .    $  9,183        $  7,466
  Natural gas   . . . . . . . . . . . . . . . . . .       2,735           2,146
  Non-utility   . . . . . . . . . . . . . . . . . .       2,926           3,049
                                                     ----------      ----------
    Total administrative and general expenses   . .    $ 14,844         $12,661
                                                     ==========      ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . .    $ 12,401         $12,132
  Natural gas   . . . . . . . . . . . . . . . . . .       2,415           2,090
  Non-utility   . . . . . . . . . . . . . . . . . .         775             818
                                                     ----------      ----------
    Total depreciation and amortization expenses  .    $ 15,591         $15,040
                                                     ==========      ==========

INCOME FROM OPERATIONS:
  Electric  . . . . . . . . . . . . . . . . . . . .    $ 29,986         $21,341
  Natural gas   . . . . . . . . . . . . . . . . . .      (2,145)         (1,148)
  Non-utility   . . . . . . . . . . . . . . . . . .       3,724           2,780
                                                     ----------      ----------
    Total income from operations  . . . . . . . . .    $ 31,565         $22,973
                                                     ==========      ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations  . . . . . . . . . . . . . . .    $  5,927          $2,626
  Non-utility operations  . . . . . . . . . . . . .       2,691           3,292
                                                     ----------      ----------
    Total income available for common stock   . . .      $8,618          $5,918
                                                     ==========      ==========
ASSETS: (1994 amounts at December 31)
  Electric  . . . . . . . . . . . . . . . . . . . .  $1,453,498      $1,441,643
  Natural gas   . . . . . . . . . . . . . . . . . .     247,992         247,060
  Common plant  . . . . . . . . . . . . . . . . . .      27,602          25,849
  Other utility assets  . . . . . . . . . . . . . .      82,667         106,118
  Non-utility assets  . . . . . . . . . . . . . . .     188,997         173,583
                                                     ----------      ----------
Total assets  . . . . . . . . . . . . . . . . . . .  $2,000,756      $1,994,253
                                                     ==========      ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric  . . . . . . . . . . . . . . . . . . . .     $11,100         $17,459
  Natural gas   . . . . . . . . . . . . . . . . . .       6,730           8,649
  Common plant  . . . . . . . . . . . . . . . . . .       3,081           5,189
  Non-utility   . . . . . . . . . . . . . . . . . .         349           1,476
                                                     ----------      ----------
    Total capital expenditures  . . . . . . . . . .     $21,260         $32,773
                                                     ==========      ==========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                            1995         1994
                                                         ----------   ----------
OPERATING REVENUES:
  Electric  . . . . . . . . . . . . . . . . . . . . . .    $345,454     $330,006
  Natural gas   . . . . . . . . . . . . . . . . . . . .     118,631      100,937
  Non-utility   . . . . . . . . . . . . . . . . . . . .      50,685       49,461
                                                         ----------   ----------
    Total operating revenues  . . . . . . . . . . . . .    $514,770     $480,404
                                                         ==========   ==========
OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased   . . . . . . . . . . . . . . . . .    $ 61,551     $ 74,447
    Fuel for generation   . . . . . . . . . . . . . . .      23,371       28,721
    Other electric  . . . . . . . . . . . . . . . . . .      55,700       45,809
  Natural gas:
    Natural gas purchased for resale  . . . . . . . . .      72,502       59,142
    Other natural gas   . . . . . . . . . . . . . . . .      11,830       10,405
  Non-utility   . . . . . . . . . . . . . . . . . . . .      28,148       31,406
                                                         ----------   ----------
    Total operations and maintenance expenses   . . . .    $253,102     $249,930
                                                         ==========   ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . .     $29,322      $25,569
  Natural gas   . . . . . . . . . . . . . . . . . . . .       9,269        7,730
  Non-utility   . . . . . . . . . . . . . . . . . . . .       9,285        9,741
                                                         ----------   ----------
    Total administrative and general expenses   . . . .     $47,876      $43,040
                                                         ==========   ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric  . . . . . . . . . . . . . . . . . . . . . .     $36,868      $36,215
  Natural gas   . . . . . . . . . . . . . . . . . . . .       7,274        6,116
  Non-utility   . . . . . . . . . . . . . . . . . . . .       2,514        2,203
                                                         ----------   ----------
    Total depreciation and amortization expenses  . . .     $46,656      $44,534
                                                         ==========   ==========

INCOME FROM OPERATIONS:
  Electric  . . . . . . . . . . . . . . . . . . . . . .    $109,352     $ 91,887
  Natural gas   . . . . . . . . . . . . . . . . . . . .      11,103       11,492
  Non-utility   . . . . . . . . . . . . . . . . . . . .       9,687        5,298
                                                         ----------   ----------
    Total income from operations  . . . . . . . . . . .    $130,142     $108,677
                                                         ==========   ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations  . . . . . . . . . . . . . . . . .     $40,024      $37,185
  Non-utility operations  . . . . . . . . . . . . . . .       7,616        6,901
                                                         ----------   ----------
    Total income available for common stock   . . . . .     $47,640      $44,086
                                                         ==========   ==========

ASSETS: (1994 amounts at December 31)
  Electric  . . . . . . . . . . . . . . . . . . . . . .  $1,453,498   $1,441,643
  Natural gas   . . . . . . . . . . . . . . . . . . . .     247,992      247,060
  Common plant  . . . . . . . . . . . . . . . . . . . .      27,602       25,849
  Other utility assets  . . . . . . . . . . . . . . . .      82,667      106,118
  Non-utility assets  . . . . . . . . . . . . . . . . .     188,997      173,583
                                                         ----------   ----------
    Total assets  . . . . . . . . . . . . . . . . . . .  $2,000,756   $1,994,253
                                                         ==========   ==========

CAPITAL EXPENDITURES (excluding AFUDC):
  Electric  . . . . . . . . . . . . . . . . . . . . . .     $30,894      $54,591
  Natural gas   . . . . . . . . . . . . . . . . . . . .      16,735       22,229
  Common plant  . . . . . . . . . . . . . . . . . . . .       5,582       14,271
  Non-utility   . . . . . . . . . . . . . . . . . . . .       1,130        7,443
                                                         ----------   ----------
    Total capital expenditures  . . . . . . . . . . . .     $54,341      $98,534
                                                         ==========   ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended September 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


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

The only material claim against the Company arising out of the Company's involvement in Project 3, which has been pending since October 1982 in the United States District Court for the Western District of Washington (District Court), was the claim of Chemical Bank, as bond fund trustee for Supply System Projects 4 and 5, against all owners of Projects 1, 2 and 3 for unjust enrichment in the allocation of certain costs of common services and facilities among the Supply System's five nuclear projects. Projects 4 and 5 were being constructed adjacent to Projects 1 and 3, respectively, under a plan to share certain costs. Chemical Bank was seeking a reallocation of $495 million in costs (plus interest since commencement of construction in 1976) originally allocated to Projects 4 and 5.

On July 6, 1995, the Company paid Chemical Bank $500,000 in settlement of all remaining claims involving the Company in connection with the "cost sharing" litigation. The payment was consistent with a settlement agreement executed by all parties to the litigation except PacifiCorp, as PacifiCorp had unrelated claims pending against the Supply System. A U.S. District Court order dated July 26, 1995, approved the settlement agreement and adopted it as an order of the Court.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Discovery had been stayed pending a decision by the Court on a case involving some similar issues brought by the Tribe against Idaho Power Company. The Court has since decided these issues and has dismissed all claims against Idaho Power. The Idaho Power case has now been appealed by the Nez Perce Tribe to the Ninth Circuit Court of Appeals. On November 21, 1994, the Company filed its Motion and Brief in Support of Summary Judgment of Dismissal. The Nez Perce Tribe has filed a reply brief, and has requested oral argument. A hearing on the Company's Motion for Summary Judgment was held by the Court on July 27, 1995. On September 22, 1995, the federal magistrate issued a written opinion recommending to the District Court that the Company's Motion for Summary Judgment be granted and the Tribe's claims dismissed. The matter is still pending before the District Court. The case has not yet been set for trial. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

OIL SPILL

The Company recently completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests showed that the oil has migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site, which have been completed. It is anticipated that a clean-up action plan will be approved by the first quarter of 1996 and that the oil spill clean-up will be conducted in 1996. As of September 30, 1995, a reserve of $3.1 million is reflected on the Company's financial statements, which reflects the Company's estimate of its liability for the clean-up, net of potential insurance recovery.

The Company has completed a remedial investigation/feasibility study (RI/FS) report, which has been submitted to the DOE. The RI/FS report will be subject to public review and comment. The report includes a recommended clean-up action plan (RCAP).

On August 17, 1995, a lawsuit was filed against the Company in Superior Court of the State of Washington for Spokane County by Davenport Sun International Hotels and Properties, Inc., the owner of a hotel property in downtown Spokane, Washington. The Complaint alleges that the oil released from the Company's Central Steamplant trespassed on property owned by the plaintiff. In addition, the plaintiff claims that the Steamplant has caused a diminution of value of plaintiff's land. Generally, the Complaint is based on a claim of negligence, trespass and nuisance. Discovery has been initiated by the Company and is in the initial stages. The matter has not been set for trial. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

as a class action), and the second in Spokane County Superior Court, filed on October 14, 1994, for the Ponderosa Fire area (which had not been the subject of previous suit). The Lincoln County suit has been transferred to Spokane County and both suits have now also been certified as class actions.

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution and/or transmission lines downed by wind-downed trees. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Discovery is ongoing and the Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome. Trials are scheduled to commence on various dates between February 3, 1997 and November 2, 1998. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company.

WILLIAMS LAKE LAWSUIT

On February 2, 1995, a lawsuit was commenced in Spokane County Superior Court against the Company and its subsidiary, Pentzer Corporation (Pentzer), by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of Pentzer Energy Services, Inc. to B.C. Gas, Inc. The suit claims damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp. and the former Pentzer Energy Services, Inc. subsidiaries which were involved in the sale. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. By Order of Summary Judgment entered June 16, 1995, all claims against the Company were dismissed with prejudice. Actions against the remaining defendants, including Pentzer, were dismissed without prejudice on grounds of an inconvenient forum. The Company cannot predict whether or not an action will be commenced against the remaining defendants in another court.

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

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

In November 1995, Pentzer, the Company's wholly-owned private investment firm, acquired Advanced Manufacturing and Development, Inc., a manufacturer and assembler of metal and wood products for the computer, video arcade and point-of-purchase industries. In February 1995, Pentzer acquired The Decker Company, Inc., a company that designs and packages point-of-purchase displays and other marketing materials for national manufacturers of consumer products.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

NOTE 4.  PROPOSED MERGER

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a newly formed subsidiary of the Company (Altus, formerly named Resources West Energy Corporation) entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, as amended October 4, 1994 which provides for the merger of the Company, SPR and SPPC with and into Altus. The merger is designed to qualify as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of the Company, SPR and SPPC will be carried forward to the consolidated financial statements of Altus at their recorded amounts; income of Altus will include income of the Company, SPR and SPPC for the entire fiscal year in which the merger occurs; and the reported income of the separate corporations for prior periods will be combined and restated as income of Altus.

The cost savings from the merger are estimated to approximate $450 million, net of merger transaction and transition costs, over a 10-year period following the consummation of the merger. As of September 30, 1995, $12.1 million in merger transaction and transition costs have been incurred and are included on the Company's balance sheet as Other Deferred Charges. The Company will determine the treatment of these costs based on regulatory rulings, generally accepted accounting principles and tax regulations. It is anticipated that for accounting purposes these merger transaction and transition costs will be expensed by Altus in the quarter the merger is completed.

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of the Company and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at September 30, 1995 gives effect to the merger as if it had occurred at September 30, 1995. The unaudited pro forma condensed consolidated statements of income for the quarter and nine-months ended September 30, 1995 give effect to the merger as if it had occurred at January 1, 1995. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated financial statements and related notes thereto of which this note is a part and SPR's historical consolidated financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act of 1934, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Intercompany transactions (including purchased and exchanged power transactions) between the Company and SPR during the period presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. For comparative purposes, certain historical amounts have been reclassified to conform to the pro forma condensed financial statement format. The $450 million net cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements. Pro forma per share data and common shares outstanding for Altus give effect to the conversion of each share of WWP Common Stock into one share of Altus Common Stock and the conversion of each share of SPR Common Stock into 1.44 shares of Altus Common Stock.

See Item 5, Other Information - Regulatory Proceedings for additional information pertaining to the status of the state and federal approvals of the merger.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Unaudited Pro Forma Condensed Consolidated Balance Sheets at September 30, 1995 (in thousands of dollars):

                                                           WWP              SPR             PRO FORMA
                                                       ----------        ----------         ----------
       Assets

 Utility plant in service-net......................    $1,853,545        $1,798,095         $3,651,640
 Construction work in progress.....................        27,976           121,497            149,473
                                                       ----------        ----------         ----------
     Total.........................................     1,881,521         1,919,592          3,801,113
 Accumulated depreciation and amortization.........       539,368           542,729          1,082,097
                                                       ----------        ----------         ----------
     Net utility plant.............................     1,342,153         1,376,863          2,719,016
 Other property and investments....................       203,620            17,521            221,141
 Current assets....................................       130,621           149,553            280,174
 Deferred charges..................................       324,362           170,278            494,640
                                                       ----------        ----------         ----------
     Total assets..................................    $2,000,756        $1,714,215         $3,714,971
                                                       ==========        ==========         ==========

       Capitalization and Liabilities

 Common stock and additional paid-in capital.......    $  588,872        $  535,711         $1,124,583
 Other shareholders equity.........................       110,159             -                110,159
 Preferred stock...................................       135,000            86,715            221,715
 Long-term debt....................................       688,460           575,477          1,263,937
                                                       ----------        ----------         ----------
     Total capitalization..........................     1,522,491         1,197,903          2,720,394
 Current liabilities...............................       137,705           171,626            309,331
 Deferred income taxes.............................       317,287           203,315            520,602
 Other deferred credits............................        21,920           141,371            163,291
 Minority interest.................................         1,353                -               1,353
                                                       ----------        ----------         ----------
     Total capitalization and liabilities..........    $2,000,756        $1,714,215         $3,714,971
                                                       ==========        ==========         ==========

 Common shares outstanding (thousands).............        55,617            29,951             98,746

Unaudited Pro Forma Condensed Consolidated Statements of Income for the three months ended September 30, 1995 (in thousands of dollars, except per share amounts):

                                                           WWP              SPR              PRO FORMA
                                                        --------          --------           ---------
     Operating revenues............................     $157,869          $151,220            $309,089
     Operating expenses............................      126,304           114,688             240,992
     Income from operations........................       31,565            36,532              68,097
     Net income....................................       10,885            18,244              29,129
     Income available for common stock.............        8,618            16,459              25,077

     Average common shares outstanding.............       55,363            29,878              98,387
     Earnings per share............................     $   0.16          $   0.55               $0.25

Unaudited Pro Forma Condensed Consolidated Statements of Income for the nine months ended September 30, 1995 (in thousands of dollars, except per share amounts):

                                                           WWP              SPR              PRO FORMA
                                                        --------          --------           ---------
     Operating revenues............................     $514,770          $453,597            $968,367
     Operating expenses............................      384,628           350,361             734,989
     Income from operations........................      130,142           103,236             233,378
     Net income....................................       54,503            48,181             102,684
     Income available for common stock.............       47,640            42,592              90,232

     Average common shares outstanding.............       54,980            29,669              97,703
     Earnings per share............................     $   0.87          $   1.44            $   0.92

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

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

The Company intends to continue to emphasize the efficient use of energy by its customers, increase efforts to grow its customer base, and continue to manage its operating costs, which will result in improved margins. The Company also intends to pursue resource opportunities through system upgrades, purchases, demand side management and other options that will result in obtaining electric power and natural gas supplies at the lowest possible cost.

RESULTS OF OPERATIONS


OVERALL OPERATIONS

Overall earnings per share for the third quarter of 1995 increased to $0.16 from $0.11 in 1994. Total earnings per share for the first nine months of 1995 increased to $0.87 from $0.83 for the same period in 1994. Both the quarterly and year-to-date increases in earnings per share were primarily the result of the Company's electric operations, partially offset by non-operating items. The improvement in electric operating income primarily resulted from increased wholesale revenues during the third quarter of 1995, due to new power contracts and improved streamflow conditions, and decreased purchased power and fuel expense over the first nine months of the year, which were also due to improved streamflow conditions. Other income decreased in the first nine months of 1995, primarily due to lower levels of AFUDC and AFUCE, as a result of lower levels of construction and Demand Side Management (DSM) program expenditures and increased interest expense, primarily due to higher levels of outstanding debt, a shift from short-term debt to long-term debt and resulting higher interest rates. Other factors contributing to the decline in other income were the accrual for remediation work at Dollar Road (see Note 2 to the Financial Statements for additional information) and amortization of the Sandpoint acquisition adjustment from the Company's acquisition of PacifiCorp's electric properties in northern Idaho in late December 1994.

Utility income available for common stock contributed $0.11 to earnings per share for the third quarter of 1995 compared to $0.05 in the third quarter of 1994. Non-utility income available for common stock contributed $0.05 to earnings per share for the third quarter of 1995 compared to $0.06 in the same period in 1994. For the first nine months of 1995, utility income available for common stock contributed $0.73 to earnings per share compared to $0.70 during 1994. Non-utility income available for common stock contributed $0.14 to earnings per share for the first nine months of 1995 compared with $0.13 in 1994. The increases in utility earnings are primarily due to electric operations, partially offset by non-operating activities, such as the decline in other income, lower levels of AFUDC and AFUCE, increased interest expense, the Dollar Road accrual and the Sandpoint acquisition adjustment discussed above. The year-to-date increase in non-utility operating results is primarily due to the impact of a transactional gain of $1.3 million, net of tax, from the sale of Itron, Inc. (Itron) stock in 1995.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ELECTRIC OPERATIONS
Operating income summary
(Dollars in thousands)

                                          Three months ended                         Nine months ended
                                             September 30         Change               September 30           Change
                                          ------------------   -------------        -----------------     -------------
                                           1995       1994     Amount      %         1995       1994      Amount      %
                                           ----       ----     ------      -         ----       ----      ------      -

Operating Revenues...................    $116,564   $103,960   $12,604    12       $345,454   $330,006   $15,448      5
Operating Expenses:

   Purchased power...................      23,061     28,190    (5,129)  (18)        61,551     74,447   (12,896)   (17)
   Fuel for generation...............      12,612     10,201     2,411    24         23,371     28,721    (5,350)   (19)
   Other operating and maintenance...      19,784     15,363     4,421    29         55,700     45,809     9,891     22
   Administrative and general........       9,183      7,466     1,717    23         29,322     25,569     3,753     15
   Depreciation and amortization.....      12,401     12,132       269     2         36,868     36,215       653      2
   Taxes other than income...........       9,537      9,267       270     3         29,290     27,358     1,932      7
                                         --------   --------   -------             --------   --------   -------
     Total operating expenses........      86,578     82,619     3,959     5        236,102    238,119    (2,017)    (1)
                                         --------   --------   -------             --------   --------   -------

Income from operations...............      29,986     21,341     8,645    41        109,352     91,887    17,465     19
   Electric operating income taxes...       7,487      4,291     3,196    74         29,243     24,732     4,511     18
                                         --------   --------   -------             --------   --------   -------
Net operating income (1).............    $ 22,499   $ 17,050   $ 5,449    32       $ 80,109   $ 67,155   $12,954     19
                                         ========   ========   =======             ========   ========   =======


(1) Does not include interest expense or other income.

--------------------------------------------------------------------------------

Total electric revenues increased $12.6 million in the third quarter of 1995 over 1994. Residential and commercial revenues rose by a combined $2.0 million due to customer growth which led to increased kWh sales. Residential customers increased by approximately 14,600 and commercial customers grew by over 3,000 in the third quarter of 1995 as compared to third quarter 1994. Approximately 10,000 residential and commercial customers were added through the acquisition of PacifiCorp's electric properties in northern Idaho in late December 1994. Wholesale revenues increased by $9.8 million, or 49%, as a result of new firm wholesale contracts, improved streamflow conditions which led to the increased availability of hydroelectric generation in the region and generation from the Rathdrum turbine. Wholesale kWh sales increased by 91% and average prices declined by 22% in the third quarter of 1995 as compared to 1994.

Year-to-date, total electric revenues increased $15.4 million in 1995 as compared to 1994. Customer growth, primarily due to the acquisition of the PacifiCorp electric properties in northern Idaho, was the primary reason for the increase in electric revenues during the first nine months of 1995. Residential and commercial revenues rose by a combined $13.0 million due to increased kWh sales from customer growth. Wholesale revenues increased by $2.3 million during the first nine months of 1995 as a result of new firm wholesale contracts, improved streamflows and increased availability of hydroelectric generation in the region and generation from the Rathdrum turbine.

                     ELECTRIC REVENUES AND KWH SALES BY SERVICE CLASS
               ----------------------------------------------------------
      Class                               Increase (Decrease) from prior year
-----------------                         -----------------------------------

                      Three months ended September 30, 1995   Nine months ended September 30, 1995
                      -------------------------------------   ------------------------------------
                          REVENUE            KWH SALES             REVENUE           KWH SALES
                          -------            ---------             -------           ---------
                                   (Dollars and kWhs in millions)
Residential.....      $  0.7     2%         (2.3)     (1)%      $  6.8    7%         82.6    4%
Commercial......         1.3     4           4.0       1           6.2    6          57.8    3
Industrial......         1.2     8          29.5       7           3.1    7          74.4    6
Wholesale ......         9.8    49         480.2      91           2.3    3         195.5    9

--------------------------------------------------------------------------------------------------



Improved streamflow conditions, which resulted in increased hydroelectric generation, caused purchased power costs to decline by $5.1 million in the third quarter of 1995 over 1994. Fuel expense increased by $2.4 million, or 24%, in the third quarter of 1995 compared to 1994 due to generation from the Rathdrum turbine, which went into service during the

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

first quarter of 1995, as a result of the economic dispatch of other thermal resources and to meet wholesale market opportunities. Other operating and maintenance expenses increased $4.4 million, or 29%, during the third quarter of 1995 primarily due to lease payments and operating expenses related to the Rathdrum combustion turbine, amortization of the DSM programs and the Idaho Power Cost Adjustment (PCA). Administrative and general expenses increased by $1.7 million in the third quarter of 1995 due primarily to lease payments for computer software systems and labor-related costs.

Improved streamflow conditions which resulted in increased hydroelectric generation caused year-to-date 1995 purchased power costs to decline by $13.9 million. Fuel expense decreased by $5.1 million in the first nine months of 1995 compared to 1994 as increased hydroelectric generation resulted in the economic dispatch of thermal plants during the first six months of the year, partially offset by fuel costs for generation from the Rathdrum combustion turbine during the third quarter of 1995. Other operating and maintenance expenses increased $9.9 million year-to-date primarily due to lease payments and operating expenses related to the Rathdrum combustion turbine, amortization of the DSM programs and the Idaho PCA. Administrative and general expenses increased by $3.8 million in the first nine months of 1995 due primarily to lease payments for computer software systems and labor-related costs.

NATURAL GAS OPERATIONS
Operating income summary
(Dollars in thousands)

                                       Three months ended                       Nine months ended
                                          September 30         Change             September 30            Change
                                       ------------------   ------------        -----------------      ------------
                                         1995      1994     Amount     %         1995       1994       Amount     %
                                         ----      ----     ------     -         ----       ----       ------     -
Operating Revenues...................  $24,191   $21,158    $3,033     14      $118,631   $100,937    $17,694    18
Operating Expenses:
   Natural gas purchased.............   15,736    13,045     2,691     21        72,502     59,142     13,360    23
   Other operating and maintenance...    4,268     3,626       642     18        11,830     10,405      1,425    14
   Administrative and general........    2,735     2,146       589     27         9,269      7,730      1,539    20
   Depreciation and amortization.....    2,415     2,090       325     16         7,274      6,116      1,158    19
   Taxes other than income...........    1,182     1,399      (217)   (16)        6,653      6,052        601    10
                                       -------   -------    ------             --------   --------    -------
     Total operating expenses........   26,336    22,306     4,030     18       107,528     89,445     18,083    20
                                       -------   -------    ------             --------   --------    -------

Income from operations...............   (2,145)   (1,148)     (997)   (87)       11,103     11,492       (389)   (3)
   Natural gas oper. income taxes....   (1,590)   (1,063)     (527)   (50)        2,155      2,654       (499)  (19)
                                       -------   -------    ------             --------   --------    -------
Net operating income (1).............  $  (555)     $(85)   $ (470)    -       $  8,948   $  8,838    $   110     1
                                       =======   =======    ======             ========   ========    =======

Actual Heating Degree Days (2).......      255       120       135    113         3,852      3,626        226     6
Historical Heating Degree Days (3)...      309       309                          4,243      4,243
Actual Degree Days as a Percent
   of Historical Degree Days.........       83%       39%                            91%        85%

(1) Does not include interest expense or other income.
(2) Heating degree days information is for Spokane area.
(3) Historical degree days represent the 30-year average.

--------------------------------------------------------------------------------

Total natural gas revenues increased by $3.0 million in the third quarter of 1995 compared to the third quarter of 1994, primarily due to customer growth from conversions from electric service to natural gas, population growth and new construction, partially offset by lower customer usage. The average number of residential and commercial customers increased in the third quarter of 1995 as compared to 1994, by approximately 13,500, or 8%, and 1,300, or 6%, respectively.

Total natural gas revenues increased $17.7 million during the first nine months of 1995 over the same period in 1994. Residential and commercial revenues combined increased by $11.1 million, primarily due to customer growth. Residential and commercial customers grew by approximately the same percentages described above during the first nine months of 1995 compared to the same period in 1994. Sales for resale added $4.3 million to revenues for the first nine months of 1995 as compared to the same period in 1994. However, these revenues were offset by like increases in purchased gas expense and any margins from these transactions will be credited back to customers through rate changes for the cost of gas.

                      NATURAL GAS REVENUES AND THERM SALES BY SERVICE CLASS
                      -----------------------------------------------------

                Class                            Increase (Decrease) from prior year
------------------------------                   -----------------------------------

                                Three months ended September 30, 1995          Nine months ended September 30, 1995
                                -------------------------------------          ------------------------------------
                                    REVENUE             THERM SALES                REVENUE           THERM SALES
                                    -------             -----------                -------           -----------
                                                          (Dollars and therms in millions)
   Residential................    $0.7     10%          0.5      4%             $7.8     16%         10.4     11%
   Commercial.................    (0.2)    (4)         (1.9)   (14)              3.3     10           2.9      4
   Industrial - firm..........    (0.1)   (11)         (0.6)   (15)              0.3      7           0.2      2
   Industrial - interruptible.    (0.4)   (31)         (1.3)   (23)             (0.7)   (23)         (2.1)   (20)
   Sales for resale...........     1.3     47          25.5    131               4.3    114          59.1    231
   Transportation.............     0.2      7           6.8     16               0.7      8          17.5     12

--------------------------------------------------------------------------------

Natural gas purchased expense increased $2.7 million, or 21%, in the third quarter of 1995 as compared to third quarter 1994. The increased cost was primarily the result of a 43% increase in therm sales, primarily as a result of increased sales for resale, generation at the Rathdrum combustion turbine and new customers. Administrative and general expenses increased by $0.6 million in 1995 over the third quarter of 1994, primarily due to lease payments for computer software systems and labor-related costs. Depreciation and amortization expense increased by 16% during the third quarter of 1995 as a result of increased natural gas plant-in-service.

Total natural gas operating expenses increased by $18.1 million, or 20%, in the first nine months of 1995. Natural gas purchased costs increased $13.4 million in the first nine months of 1995 due primarily to a 29% increase in therm sales as a result of sales for resale, generation at the Rathdrum combustion turbine, customer growth and cooler temperatures through the first nine months of 1995 as compared to 1994. Other operating and maintenance expenses increased $1.4 million in the first nine months of 1995 over 1994 primarily due to amortization of the DSM programs. Administrative and general expenses increased by 20% in 1995 over 1994, primarily due to lease payments for computer software systems and labor-related costs. Depreciation and amortization expense increased by $1.2 million during the first nine months of 1995 as a result of increased natural gas plant-in-service. Other taxes, primarily excise and business and occupation taxes, were also up $0.6 million from the first nine months of 1994, primarily due to increased year-to-date revenues.

NON-UTILITY OPERATIONS
Operating income summary
(Dollars in thousands)

                                      Three months ended                        Nine months ended
                                         September 30         Change               September 30          Change
                                     -------------------  -------------         -----------------     ------------
                                       1995      1994     Amount      %           1995      1994      Amount    %
                                      ------    ------    ------      -         -------    ------     ------    -
Operating revenues...............    $17,114   $17,216   $  (102)    (1)        $50,685   $49,461    $ 1,224    2
Operating expenses...............     13,390    14,436    (1,046)    (7)         40,998    44,163     (3,165)  (7)
                                     -------   -------   -------                -------   -------    -------
Operating income.................      3,724     2,780       944     34           9,687     5,298      4,389   83
Other income ....................        730     2,183    (1,453)   (67)          2,223     5,121     (2,898) (57)
                                     -------   -------   -------                -------   -------    -------
Income before income taxes.......      4,454     4,963      (509)   (10)         11,910    10,419      1,491   14
Income tax provision.............      1,763     1,671        92      6           4,294     3,518        776   22
                                     -------   -------   -------                -------   -------    -------
Net income.......................    $ 2,691   $ 3,292   $  (601)   (18)        $ 7,616   $ 6,901    $   715   10
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

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Pentzer's earnings for the third quarter of 1995 were less than 1994 by $0.6 million. Pentzer recognized no transactional earnings in 1995, compared to transactional gains of $1.2 million in 1994 primarily from the sale of Itron stock. Non-transactional earnings from its portfolio investments exceeded 1994 by $0.6 million due to stronger earnings from existing investments as well as earnings from two companies acquired in the past twelve months.

Pentzer's earnings for the first nine months of 1995 exceeded 1994 by $0.7 million. Transactional gains, primarily from the sale of Itron stock in both periods, were less than 1994 by $0.5 million. Non-transactional earnings from its portfolio investments exceeded 1994 by $1.2 million due to stronger earnings from existing investments as well as earnings from companies acquired in 1994 and 1995.

In November 1995, Pentzer, the Company's wholly-owned private investment firm, acquired Advanced Manufacturing and Development, Inc., a manufacturer and assembler of metal and wood products for the computer, video arcade and point-of-purchase industries. In February 1995, Pentzer acquired The Decker Company, Inc., a company that designs and packages point-of-purchase displays and other marketing materials for national manufacturers of consumer products.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

UTILITY
-------
The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and construction expenditures.

OPERATING ACTIVITIES. Cash available from operating activities in the first nine months of 1995 decreased by over $7 million from the same period in 1994 primarily due to increases in various working capital components, such as an increase in receivables, increased materials and supplies, fuel stock and natural gas stored and prepayments on power contracts, partially offset by the positive effect of purchased gas deferrals. See the Consolidated Statements of Cash Flows for additional details.

INVESTING ACTIVITIES. Cash used in investing activities decreased by more than $71 million in the first nine months of 1995, when compared to the same period in 1994, primarily due to a 50% decrease in construction and DSM program expenditures. See the Consolidated Statements of Cash Flows for additional information.

FINANCING ACTIVITIES. Cash used in financing activities increased by approximately $60 million in the nine months ended September 30, 1995 when compared to the same period in 1994. Since January 1, 1995, $58 million of Secured Medium Term Notes, Series B (Series B Notes) have been issued with an average interest rate of 7.31% and an average maturity of 7.3 years. The proceeds were used to fund the maturity of $35 million of Unsecured Medium-Term Notes and $10 million of 4 5/8% First Mortgage Bonds.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of September 30, 1995, $14.5 million was outstanding under the other borrowing arrangements with banks.

The Company's total common equity increased by $22 million during the first nine months of 1995 to $699 million. The increase was primarily due to the issuance of 1,196,000 shares of common stock through both the Dividend Reinvestment Plan and the Investment and Employee Stock Ownership Plan for proceeds of approximately $18 million and a $5.8 million increase in unrealized investment gains from Pentzer's investment in Itron. No shares were issued under the Company's Periodic Offering Program. The utility capital structure at September 30, 1995, was 46% debt, 9% preferred stock and 45% common equity as compared to 50% debt, 10% preferred stock and 40% common equity at year-end 1994.

During the 1995-1997 period, utility capital expenditures are expected to be $228 million, and $132 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 90% of the funds needed for its capital expenditure program. External financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, SPR and SPPC with and into Altus (formerly Resources West Energy Corporation). See Item 5. Other Information - Regulatory Proceedings for additional merger information.

NON-UTILITY
-----------
The non-utility operations have $43 million in borrowing arrangements ($24.6 million outstanding as of September 30, 1995) to fund corporate requirements on an interim basis. At September 30, 1995, the non-utility operations had $34.3 million in cash and marketable securities with $10.9 million in long-term debt outstanding.

The 1995-1997 non-utility capital expenditures are expected to be $5 million, and $7 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 5.  OTHER INFORMATION.
---------------------------

REGULATORY PROCEEDINGS.

MERGER. On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and RWE (renamed Altus). Applications seeking approval of the merger were filed with the FERC and with the state utility commissions in the states of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of each state. The major points of each order and the current status are as follows:

     Washington:      A final order was issued on September 28, 1995
                      Electric and gas base rate freeze through
                        December 31, 2000
                      Purchased gas benefits flowed through annual PGA
                        (Purchased Gas Adjustment)
                      Accelerated amortization of Washington electric DSM to
                        provide full amortization by December 31, 2003
                      A joint petition by the Commission staff and Public
                        Counsel was filed on September 29, 1995 requesting the Commission to stay the effectiveness of the Washington Commission order to give all parties adequate time for review and evaluation of the final order of the Nevada Public Service Commission (PSCN), which was issued on October 10, 1995. The petition was filed on October 24, 1995 by Commission Staff and Public Counsel after their review of the Nevada order. Based on their interpretation of certain language in the final Nevada order, the petition requested clarification of certain provisions of the Washington stipulation or, in the alternative, an order vacating the Commission's order approving the merger, and reopening the record. In the petition, two "Major Issues" were discussed: electric single system pricing for retail services and distribution of benefits related to the Alturas transmission project. The petition also discussed four "Other Issues" for the purpose of bringing them to the attention of the Commission and to record their concerns.

     Idaho:           Final order was issued on September 19, 1995
                      Electric and gas base rate freeze through
                         December 31, 2000
                      Purchased gas benefits flowed through annual PGA Earnings capped at 12.0% ROE, with earnings above 12.0%
                         shared 50/50 with customers through PGA/PCA (Power Cost Adjustment)

     Oregon:          Final order was issued on June 23, 1995
                      No rate freeze
                      Purchased gas benefits flowed through annual PGA, plus a
                         sharing of non-purchased gas benefits to partially offset the expenses associated with additional transmission capacity on Pacific Gas Transmission facilities to Medford

     California:      Final order was issued on October 18, 1995
                      Electric and gas base rate freeze through December 31,
                         1999.
                      All electric and gas tracking mechanisms suspended
                         during the rate freeze. Balances in the electric and gas tracking accounts will be set to zero at January 1, 1996 or upon merger, whichever is later. Exempt from annual electric and gas cost of capital proceedings.

                      Electric rate reduction of $3.1 million in 1996 related to the suspension of the electric tracking mechanism and elimination of the balances in the tracking accounts.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------


     Nevada:          Final order was issued on October 10, 1995.
                      Electric and gas base rate freeze through December 31,
                        1999.  Water rates frozen through December 31, 1996
                      Gas tracker suspended through January 1, 1997.  Electric
                        power/fuel cost tracker suspended through
                        December 31, 1999
                      One-time refunds related to a prior rate stipulation of $9 million electric and $4 million gas. Earnings for 1997-1999 capped at 12.0% ROE, with earnings above
                        12.0% shared 50/50 with customers
                      On October 25, 1995, WWP and SPR filed a petition with
                        the PSCN requesting clarification of their final order. The companies are seeking clarification on two key issues within the PSCN's final order. The two issues are electric single system pricing for retail services and the distribution of benefits related to the Alturas transmission project. The PSCN issued an order on November 1, 1995 granting the WWP and SPR request for expedited treatment of their petition.

The FERC has not yet included the proposed merger on its docket. However, the Company continues to anticipate receiving final orders from all jurisdictions and closing the merger transaction by the end of 1995. See Note 4 to Financial Statements for additional information.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                           12 Months Ended
                                                              ---------------------------------------
                                                                 September 30,           December 31,
                                                                      1995                   1994
                                                              ------------------         ------------
     Ratio of Earnings to Fixed Charges                             3.10(x)                3.24(x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                            2.67(x)                2.59(x)

The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)      Exhibits.

              12      Computation of ratio of earnings to fixed charges and
                        preferred dividend requirements.
              27      Financial Data Schedule.

     (b)      Reports on Form 8-K.

              None.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------


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

                                     THE WASHINGTON WATER POWER COMPANY
                                     ----------------------------------
                                                (Registrant)


Date:  November 13, 1995                     /s/ J. E. Eliassen
                                      ---------------------------------
                                                J. E. Eliassen
                                        Vice President - Finance and
                                           Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)