Form 10-K405
period 1995-12-31
WASHINGTON WATER POWER CO
filed 1996-03-12
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                       TO
          ------------    ----------

                         COMMISSION FILE NUMBER 1-3701

                       THE WASHINGTON WATER POWER COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Washington                                               91-0462470
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1411 East Mission Avenue,  Spokane, Washington                    99202-2600
----------------------------------------------                    ----------
(Address of principal executive offices)                          (Zip Code)

    Registrant's telephone number, including area code:   509-489-0500
                                                          ------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
              Title of Class                             on Which Registered
---------------------------------------------------    -----------------------
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

                           Yes  [X]         No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $1,035,266,660.00, based on the last reported sale price thereof on the consolidated tape on February 29, 1996.

At February 29, 1996, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                      Documents Incorporated By Reference

                                                  Part of Form 10-K into Which
                Document                            Document is Incorporated
---------------------------------------           ----------------------------
     Proxy Statement to be filed in                  Part III, Items 10, 11,
   connection with the annual meeting                     12 and 13
of shareholders to be held May 13, 1996

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                     INDEX

Item                                                                        Page
 No.                                                                         No.
----                                                                        ----
            Acronyms and Terms.........................................      iii

                                     Part I

1.          Business...................................................        1
              Company Overview.........................................        1
              Merger Agreement Overview................................        1
              Utility Operations Overview..............................        1
              Non-Utility Overview.....................................        2
              Electric Service.........................................        3
              General Business Conditions..............................        3
              Electric Load Requirements...............................        4
              Electric Resources.......................................        4
              Electric Regulatory Issues...............................        5
              Electric Operating Statistics............................        7
              Natural Gas Service......................................        8
              General Business Conditions..............................        8
              Natural Gas Resources....................................        8
              Natural Gas Regulatory Issues............................        9
              Natural Gas Operating Statistics.........................       10
              Environmental Issues.....................................       11
              Non-Utility Business.....................................       12
2.          Properties.................................................       13
              Electric Properties......................................       13
              Natural Gas Properties...................................       14
3.          Legal Proceedings..........................................       14
4.          Submission of Matters to a Vote of Security Holders........       14

                                    Part II

5.          Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       15
6.          Selected Financial Data....................................       16
7.          Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................       17
              Results of Operations....................................       17
              Liquidity and Capital Resources..........................       20
              Future Outlook...........................................       21
8.          Financial Statements and Supplementary Data................       25
              Independent Auditors' Report.............................       26
              Financial Statements.....................................       27
              Notes to Financial Statements............................       32
9.          Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................        *

                                    Part III

10.         Directors and Executive Officers of the Registrant.........       50
11.         Executive Compensation.....................................       51
12.         Security Ownership of Certain Beneficial Owners
             and Management............................................       51
13.         Certain Relationships and Related Transactions.............       51

                                    Part IV

14.         Financial Statements, Financial Statement Schedules,
             Exhibits and Reports on Form 8-K..........................       52
            Signatures.................................................       53
            Independent Auditors' Consent..............................       54
            Exhibit Index..............................................       55

      * = not an applicable item in the 1995 calendar year for the Company

THE WASHINGTON WATER POWER COMPANY
================================================================================

                               ACRONYMS AND TERMS
                 (The following acronyms and terms are found in
                    multiple locations within the document)


Acronym/Term            Meaning
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

Therm                   - Unit of measurement for natural gas; a therm is equal to one hundred cubic feet
                          (volume) or 100,000 BTUs (energy)

Watt                    - Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

WIDCo                   - Washington Irrigation & Development Company, a wholly-owned non-utility subsidiary of the Company

WUTC                    - Washington Utilities and Transportation Commission

WWP                     - The Washington Water Power Company, the Company

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                     PART I

Item 1.  Business

Company Overview

The Washington Water Power Company (Company), which was incorporated in the State of Washington in 1889, primarily operates in the electric and natural gas utility businesses. As of December 31, 1995, the Company provides electricity and natural gas in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 765,000. The Company also provides natural gas service in a 4,000 square mile area in northeast and southwest Oregon and in the South Lake Tahoe region of California with a population of approximately 460,000.

The Company's retail and wholesale utility businesses include the generation, purchase, transmission, distribution and sale of electric energy plus the purchase, transportation, distribution and sale of natural gas. In addition to its utility businesses, the Company owns Pentzer Corporation (Pentzer), parent company to the majority of the Company's non-utility businesses.

At December 31, 1995, the Company's employees included 1,390 people in its utility operations and 1,240 people in its majority-owned non-utility businesses. The Company's corporate headquarters are in Spokane, Washington (Spokane), which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

For the twelve months ended December 31, 1995, 1994 and 1993, respectively, the Company derived operating revenues and income from operations in the following proportions:

                            Operating Revenues        Income from Operations
                            ------------------        ----------------------
                            1995   1994   1993        1995     1994     1993
                            ----   ----   ----        ----     ----     ----
            Electricity      65%    67%    73%         80%      81%      80%
            Natural Gas      23%    24%    21%         13%      15%      15%
            Non-Utility      12%     9%     6%          7%       4%       5%

Merger Agreement Overview

In June, 1994, the Company entered into a merger agreement with Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC) and Altus Corporation (Altus, formerly named Resources West Energy Corporation). In 1994, applications seeking approval of the merger were filed with the Federal Energy Regulatory Commission (FERC) and with the state utility commissions of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of all the other states.

On November 29, 1995, the FERC ordered evidentiary hearings concerning the proposed merger. Issues raised by the FERC primarily revolve around single-system versus zonal transmission rates, pricing for inter-divisional energy transfers, justification of cost savings and the effects on competition, including access by third-party users to the merged company's transmission system, the resolution of which could have an impact on the level of anticipated savings. An administrative law judge has been assigned to the merger proceeding and a pre-hearing conference was held on December 13, 1995 to set a procedural schedule. The companies filed supplemental testimony on February 1, 1996. Hearings are scheduled to begin on June 4, 1996. Based on this schedule, the companies believe an order could be issued by the FERC in 1996 or early 1997.

Most of the final orders issued by state commissions include a "reopener" clause that allows the state proceedings to be reopened if any party believes that the FERC or any other state commission has taken some action which makes the Stipulation in such state undesirable.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 16 to Financial Statements for additional information.

Utility Operations Overview

The Company owns and operates nine hydroelectric projects, a wood-waste fueled generating station and three natural gas combustion turbine (CT) peaking units. The Company also owns a 15% share in two coal-fired generating facilities. The Company contracts with five natural gas pipeline companies for access to domestic and Canadian natural gas supplies.

THE WASHINGTON WATER POWER COMPANY
================================================================================

With this diverse energy resource portfolio, the Company remains one of the nation's lowest-cost producers and sellers of energy services.

At the end of 1995, retail electric service was supplied to approximately 290,000 customers in eastern Washington and northern Idaho. The Company's average hourly load for 1995 was 924 aMW. The Company's annual peak load, including firm contractual obligations, was 2,545 MW. This peak occurred on December 8, 1995, at which time the maximum capacity available from the Company's generating facilities, in addition to firm and non-firm purchases, was 2,855 MW.

At the end of 1995, the Company's natural gas operations served approximately 224,000 customers in parts of Washington, Idaho, Oregon and California. The peak load in 1995 occurred on February 13, 1995 when 2.8 million therms were required. During that peak, 3.5 million therms were available under firm transportation and storage contracts.

In early 1996, the Company experienced record peak loads. The electric peak occurred on February 1, 1996, when the load, including firm and non-firm contractual obligations, totaled 2,936 MW, at which time the maximum capacity available from the Company's generating facilities, in addition to firm and non-firm purchases, was 3,216 MW. The natural gas peak load occurred on January 31, 1996 when approximately 3.5 million therms were required. During that peak, 3.5 million therms were available under firm transportation and storage contracts.

Non-Utility Overview

The Company's principal subsidiary is Pentzer, a wholly owned private investment company whose current portfolio of investments includes companies involved in consumer product promotion, specialty tool manufacturing, metal fabrication, financial services, electronic technology and industrial real estate development.

As of December 31, 1995, Pentzer had approximately $220 million in total assets, or about 10% of the Company's consolidated assets, and about $123 million in shareholder equity.

See Item 1. Business - Non-Utility Business and Note 15 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
================================================================================

ELECTRIC SERVICE

GENERAL BUSINESS CONDITIONS

Regulatory, economic and technological changes have brought about the accelerating transformation of the electric utility industry from a vertically integrated monopoly to a business all segments of which are more market driven. The Company believes that it is well positioned to meet the challenges of increased competition due to its low production costs, close proximity to major transmission lines, active participation in wholesale power markets and its dedication to exceptional customer service and business improvement.

Challenges facing the retail electric business include evolving technologies which provide alternate energy supplies, reduced energy consumption and the cost of the energy supplied, self-generation and fuel switching by commercial and industrial customers, as well as the potential for retail wheeling, the costs of increasingly stringent environmental laws and the potential for stranded or nonrecoverable utility assets. The Company continues to compete in the wholesale electric market with other western utilities, federal marketing agencies and power marketers. Business challenges affecting the wholesale electric business include new entrants in the wholesale market, such as power brokers and marketers, competition from low-cost generation being developed by independent power producers and declining margins.

The National Energy Policy Act (NEPA) enacted in 1992 addresses a wide range of issues affecting the wholesale electric business. NEPA gives the FERC expanded authority to order electric utilities to transmit electric power for wholesale purchasers and sellers and increase transmission capacity to provide access at prices that permit the recovery of all costs incurred in connection with the transmission services. NEPA also created a new exception from the provisions of the Public Utility Holding Company Act of 1935 for Exempt Wholesale Generators
(EWG). Subject to satisfying various regulatory requirements, EWGs may own generating facilities and make wholesale sales.

On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) relating to transmission services and a supplemental NOPR on Recovery of Stranded Costs. If adopted, the NOPR on open access transmission would require public utilities operating under the Federal Power Act to provide third-party access to their transmission systems. Each utility would also be required to establish separate rates for its transmission and generation services for new wholesale service. Further, utilities would be required to take transmission service under the same tariffs applicable to third-party users. The FERC requested comments on the desirability of unified standards for both wholesale and retail transmission services. The FERC suggested, as a possible approach, the establishment by each vertically integrated electric utility of a distribution function which would be treated as a wholesale customer taking transmission services under the utility's filed wholesale transmission tariff. The FERC recognized, and numerous comments confirmed, that such an approach would change the traditional approach of state-federal allocation of transmission costs. The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue. It is anticipated that the final rules could take effect in the first half of 1996.

The Company does not believe that the Open Access NOPR will have a material effect on the Company's results of operations, assuming that the final rule is adopted substantially as proposed. However, if, in the pending or a subsequent rule-making proceeding, the FERC adopted a rule which had the effect of requiring the wholesale transmission rate to be recognized as the transmission component of retail rates, and if the FERC imposed single-system transmission rates on Altus in the Merger proceeding, this could lead to a reduction of Altus' retail rates in Nevada but would not necessarily result in a corresponding increase in Washington and Idaho. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
Future Outlook.

Open access tariffs were submitted to the FERC for Altus as a part of the Company/SPR merger application. The Company filed separate open access tariffs on February 29, 1996 in order to provide for open transmission access prior to the merger.

On January 31, 1996, the FERC issued a Notice of Inquiry Concerning Commission's Merger Policy (Merger NOI). The Merger NOI will give the FERC the benefit of public input on how proposed mergers should be evaluated in an open access environment. Comments on the Merger NOI are due by the end of March 1996.

The Washington Utilities and Transportation Commission (WUTC) has issued guiding principles related to its December 1994 Notice of Inquiry (NOI) entitled "Examining Regulation of Electric Utilities in the Face of Change in the Electric Industry." In January 1996, the Idaho Public Utilities Commission
(IPUC) initiated a similar NOI and will hold technical workshops later in 1996. (See Electric Regulatory Issues below.)

THE WASHINGTON WATER POWER COMPANY
================================================================================

If electric utility companies are eventually required to provide retail wheeling service, which is the transmission of electric power from another supplier to a customer located within such utility's service area, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Consequently, the Company believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure.

ELECTRIC LOAD REQUIREMENTS

The Company provides electric services to retail and wholesale customers. Retail service is provided to 290,000 electric customers. Firm sales to residential, commercial and industrial customers constituted 97% of the retail sales in 1995. Sales to the retail customers are affected by temperature variations, economic conditions and growth in the number of customers. The 1995 annual peak for the retail customer group was 2,545 MW. On February 1, 1996, a new peak of 2,936 MW was recorded due to record cold weather.

The Company's wholesale electric business remains an important part of the Company's overall business strategy. Since 1987, the Company has entered into a number of long-term firm power sales contracts that have increased its wholesale electric business and the Company is continuing to actively pursue electric wholesale business opportunities. In 1995, the Company entered into five new firm wholesale contracts which brought the total non-coincident peak requirements to 972 MW of capacity. Wholesale sales are affected by weather and streamflow conditions and may be affected over time by the restructuring of the electric utility industry.

ELECTRIC RESOURCES

The Company's diverse resource mix of hydroelectric projects, thermal generating facilities and power purchases and exchanges, combined with strategic access to regional electric transmission systems, enables the Company to remain one of the nation's lowest-cost producers and sellers of electric energy services.

Hydroelectric Resources Hydroelectric generation is the Company's lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on the Company's total energy costs. The Company expects to meet about 49% of its total energy requirements with its own hydroelectric generation and long-term hydroelectric contracts in normal water years. The streamflows to Company-owned hydroelectric projects were 120%, 65% and 86% of normal in 1995, 1994 and 1993, respectively. For the years 1995, 1994 and 1993, respectively, 43%, 38% and 43% of the Company's total energy requirements were met by these hydroelectric resources.

Thermal Resources The Company has a 15% interest in each of two twin-unit coal-fired facilities - the Centralia Power Plant in western Washington and Units 3 and 4 of the Colstrip Generating Project in southeastern Montana. In addition, the Company owns a wood-waste-fired facility known as the Kettle Falls Generating Station in northeastern Washington and three natural gas-fired CTs, one located in Spokane and two in northern Idaho, used for peaking needs. Company-owned thermal facilities provided 21%, 32% and 25% of the Company's total energy requirements for the years 1995, 1994 and 1993, respectively.

Centralia, which is operated by PacifiCorp, is supplied with coal under both a fuel supply agreement in effect through December 2020 and various spot market purchases. In 1995, 1994 and 1993, Centralia provided approximately 30%, 42% and 46%, respectively, of the Company's thermal generation.

Colstrip is supplied with fuel under coal supply and transportation agreements in effect through December 2019 from adjacent coal reserves. The Montana Power Company is the operator of Colstrip. In 1995, 1994 and 1993 Colstrip provided approximately 47%, 48%, and 43% of the Company's thermal generation, respectively.

Kettle Falls' primary fuel is wood-waste generated as a by-product from forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides the Company the flexibility to meet expected future fuel requirements for the plant. In 1995, 1994 and 1993, Kettle Falls provided approximately 8%, 10% and 11% of the Company's thermal generation, respectively.

The CTs are natural gas-fired units, primarily used for peaking needs. The two units in northern Idaho were completed and went into service in early January 1995. The CTs have access to domestic and Canadian natural gas supplied through Pacific Gas Transmission (PGT). In 1995, these units provided approximately 15% of the Company's thermal generation primarily due to the low cost of natural gas during the year. Thermal generation provided by the Spokane CT in prior years was immaterial.

THE WASHINGTON WATER POWER COMPANY
================================================================================

Purchases, Exchanges and Sales   In 1995, the Company had various purchase
contracts equating to a non-coincident peak of 418 MW, with an average remaining life of 6.7 years. Additionally, long-term hydro purchase contracts of 255 MW were available with an average remaining contract life of 10.5 years. The Company also enters into a significant amount of short-term sales and purchases with durations of up to one-year from surplus Company resources and short-term contracts. Other energy purchases and exchanges for the years 1995, 1994 and 1993 provided approximately 36%, 30% and 32%, respectively, of the Company's total electric energy requirements, including wholesale obligations.

Under the Public Utility Regulatory Policies Act of 1978 (PURPA), the Company is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the WUTC and the IPUC. The Company purchased approximately 632,000 MW, or about
5% of the Company's total energy requirements, from these sources at a cost of approximately $27 million in 1995. Current avoided costs range from 2.5 cents per KWH in 1996 to 5.4 cents in 2005 in Washington for projects under one MW.
In Idaho, the interim avoided cost rates range from 2.1 cents in 1996 to 4.5 cents in 2005 for projects under one MW. For larger projects, the rates are negotiated and reflect current market conditions.

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

In each regulatory jurisdiction, the price the Company may charge for utility services (other than certain wholesale sales and specially negotiated retail rates for industrial or large commercial customers) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on "rate base." "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant from service.

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

General Rate Cases The Company does not currently plan to file for any general electric rate increases in 1996. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information regarding rate freezes related to the proposed merger between the Company, SPPC and SPR. The Company's most recent general electric rate case in Washington was effective in March 1987 and allowed a return on equity of 12.90%. The effective change was a $15.5 million, or 8.9%, increase in anticipated annual revenues. The Company's most recent general electric rate case in Idaho was effective in September 1986 and allowed a return on equity of 12.90%. The effective change was an increase of $3.7 million, or 4.3%, in anticipated annual revenues. The Company anticipates that future rate filings will move away from rate of return regulation toward a performance-based regulatory system.

Integrated Resource Planning (IRP) IRP is a process required by both the WUTC and IPUC and represents the Company's responsibility to meet customer demand for reliable electric energy services at the lowest total cost to both the Company and its customers. The process entails (1) the forecasting of future electric energy needs, (2) the assessment of energy supplies, conservation options, customer costs, and social and environmental impacts and (3) the development of action plans which support a least cost resource strategy. Both the WUTC and IPUC acknowledge the plans as part of a public hearing process but do not approve the resource plans due to concerns about pre-approval outside of actual rate cases. The state commissions place an emphasis on the IRP as an informational tool for long-term planning. The Company is required to file an updated IRP every two years, and filed with both the WUTC and IPUC in April 1995.

Notice of Inquiry (NOI) In December 1994, the WUTC initiated an NOI entitled, "Examining Regulation of Electric Utilities in the Face of Change in the Electric Industry." The WUTC sought comments on the potential structural change in the electric industry, the implications of industry changes for utility regulation and recommendations concerning specific rules and regulations currently used by the WUTC. The NOI process concluded in December 1995 with the issuance by the WUTC of eight guiding principles stating basically that future WUTC regulatory oversight will balance issues such as reliability, pricing responsive to customer needs and selected public policy concerns. In January 1996, the IPUC initiated a similar NOI entitled, "Investigation into Changes Occurring in the Electric Industry." The NOI outlines seven issues which

THE WASHINGTON WATER POWER COMPANY
================================================================================

the IPUC believes will need regulatory oversight into the future. After two technical workshops, the IPUC intends to issue a proposed order adopting these issues as guiding principles later in 1996.

Demand Side Management (DSM) The WUTC and IPUC approved as filed, effective January 1, 1995, the Company's proposed electric and natural gas DSM programs for a two-year period ending December 31, 1996. The Company's DSM programs focus on both the continuation of selected existing programs available to broad customer classes and the development of specifically structured programs to influence market demand. The Company's programs, while maintaining a residential electric weatherization program and fuel efficiency awareness programs, now place a greater emphasis on commercial and industrial programs.
In a two-year experimental program, the WUTC approved the Company's requested DSM Tariff Rider as filed, effective January 1, 1995. The tariff rider is a separate revenue source and represents a 1.55% electric revenue increase and a 0.52% natural gas increase. The revenues will be used to fund the Company's 1995 and 1996 DSM program expenditures. Under previous accounting treatment, DSM investments, including the applicable interest charge known as Allowance for Funds Used to Conserve Energy (AFUCE), were recorded as deferred assets until an application was made in a future general rate case. The new treatment will treat 1995 and 1996 DSM expenditures as operating expenses during the two-year experimental period. The IPUC approved a similar proposal effective March 10, 1995.

Power Cost Adjustment (PCA) In 1989, the IPUC approved the Company's filing for a PCA whereby the Company is allowed to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. In July of 1994, the IPUC approved an indefinite extension of the Company's proposed modifications to the PCA. The modified PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and PURPA contracts, but it no longer tracks changes in revenues or costs associated with other wheeling or power contracts. Rate changes are triggered when the deferred balance reaches $2.2 million. On January 1, 1995, a $2.2 million, or 2.5%, surcharge was implemented which expired on December 31, 1995. On September 1, 1995, a $2.3 million, or 2.4%, surcharge was implemented which will expire on August 31, 1996. See Note 1 to Financial Statements for additional details.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                         ELECTRIC OPERATING STATISTICS

                                                                    Years Ended December 31,
                                                                  1995         1994       1993
ENERGY RESOURCES (thousand MWh):
   Hydro generation (from Company facilities)........              4,038        2,904       3,548
   Thermal generation (from Company facilities)......              2,537        3,427       2,791
   Purchased power - long-term hydro.................              1,159        1,177       1,117
   Purchased power - other...........................              4,113        3,146       3,492
   Power exchanges...................................                156          (24)         81
                                                                --------     --------    --------
     Total power resources...........................             12,003       10,630      11,029
   Energy losses and Company use.....................               (525)        (504)       (598)
                                                                --------     --------    --------
     Total energy resources (net of losses)..........             11,478       10,126      10,431
                                                                ========     ========    ========

ENERGY REQUIREMENTS (thousand MWh):
   Residential.......................................              3,150        3,035       3,134
   Commercial........................................              2,592        2,477       2,373
   Industrial........................................              1,803        1,705       1,644
   Public street and highway lighting................                 23           22          22
                                                                --------     --------    --------
     Total retail requirements.......................              7,568        7,239       7,173
   Firm wholesale....................................              1,953        1,523       1,798
   Non-firm wholesale................................              1,957        1,364       1,460
                                                                --------     --------    --------
     Total energy requirements.......................             11,478       10,126      10,431
                                                                ========     ========     =======

RESOURCE AVAILABILITY  at time of system peak (MW):
   Total requirements (winter) (1)...................              2,545        2,233       2,126
   Total resource availability (winter)..............              2,855        2,468       2,335
   Total requirements (summer) (2)...................              2,037        1,793       1,682
   Total resource availability (summer)..............              2,660        2,392       2,206


ELECTRIC OPERATING REVENUES (Thousands of Dollars):
   Residential.......................................           $156,755     $146,894    $153,929
   Commercial........................................            140,221      131,254     126,256
   Industrial........................................             60,979       57,438      57,133
   Public street and highway lighting................              3,345        3,108       3,022
                                                                --------     --------    --------
     Total retail revenue............................            361,300      338,694     340,340
   Firm wholesale....................................             84,220       64,890      65,420
   Non-firm wholesale................................             25,013       26,496      43,214
                                                                --------     --------    --------
     Total energy revenues...........................            470,533      430,080     448,974
   Other revenues....................................             16,456       21,211      15,201
                                                                --------     --------    --------
Total electric revenues..............................           $486,989     $451,291    $464,175
                                                                ========     ========    ========
Income from electric operations - After income tax...           $110,075      $92,918     $92,850
                                                                ========     ========    ========

NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
   Residential.......................................            253,364      239,733     233,795
   Commercial........................................             32,236       29,402      28,678
   Industrial........................................              1,107          999         963
   Public street and highway lighting................                349          325         308
                                                                --------     --------    --------
     Total retail customers..........................            287,056      270,459     263,744
   Wholesale customers...............................                 33           27          28
                                                                --------     --------    --------
     Total electric customers........................            287,089      270,486     263,772
                                                                ========     ========    ========
ELECTRIC RESIDENTIAL SERVICE AVERAGES:
  Annual use per customer (KWh)......................             12,434       12,661      13,406
  Revenue per KWh (in cents).........................               4.98         4.84        4.91
  Annual revenue per customer........................            $618.69      $612.74     $658.39


(1) Includes firm contract obligations of 733 MW, 539 MW and 485 MW and 327 MW, 242 MW and 120 MW of non-firm sales in 1995, 1994 and 1993, respectively.

(2) Includes firm contract obligations of 691 MW, 509 MW and 610 MW in 1995, 1994 and 1993, respectively, and non-firm sales of 125 MW and 1 MW in 1995 and 1994, respectively. There were no non-firm sales in 1993 during the summer system peak period.

THE WASHINGTON WATER POWER COMPANY
================================================================================

NATURAL GAS SERVICE

GENERAL BUSINESS CONDITIONS

Natural gas remains competitively priced compared to alternative fuel sources for residential, commercial and industrial customers and is projected to remain so well into the future due to increasing supplies and competition. The Company continues to advise electricity customers as to the cost advantages of converting space and water heating needs to natural gas. Significant growth has occurred in the Company's natural gas business in recent years due to increased demand for natural gas in new construction. The Company also makes sales or provides transportation service directly to large natural gas customers.

Challenges facing the Company's natural gas business include the continuing potential for customers to by-pass the Company's natural gas system. Since 1988, two of the Company's large industrial customers have built their own pipeline interconnections. However, these customers continue to purchase natural gas services from the Company. To reduce the potential for such by-pass, the Company prices its natural gas services, including transportation contracts, competitively, and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. The Company has also signed long-term transportation contracts with two of its largest industrial customers which minimizes the chances of these customers by-passing the Company's system in the foreseeable future.

While rate design changes have increased the costs of firm transportation to low load-factor pipeline customers such as the Company, flexible receipt and delivery points and capacity releases allow temporarily under-utilized transportation to be released to others when not needed to serve the Company's customers. The Company is also able to optimize its natural gas portfolio by engaging in non-retail sales. Non-retail sales are made to marketers and producers where points of delivery are outside the Company's retail distribution area.

NATURAL GAS RESOURCES

Natural Gas Supply   A diverse portfolio of resources allows the Company to
capture market opportunities that benefit the Company's natural gas customers. Natural gas supplies are available from both domestic and Canadian sources through both firm and short-term, or spot market, purchases. In addition, the Company has access to five pipelines and a natural gas storage facility which allows the Company to optimize its available resources.

Firm natural gas supplies are purchased by the Company through negotiated agreements having terms ranging between one month and ten years with a variety of natural gas suppliers. During 1995, approximately one-third of the Company's purchases were in the short-term market, with contracts on a month-to-month basis. Approximately 30% of the natural gas supply was obtained from domestic sources, with the remaining 70% from Canadian sources.

The Company has access to five natural gas pipelines, Northwest Pipeline Company
(NWP), Pacific Gas Transmission (PGT), Paiute Pipeline (Paiute), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd. (ANG), which provide the Company access to both domestic and Canadian natural gas supplies. In August 1995, the Company obtained increased capacity on the PGT pipeline, which increases the Company's reliance on Canadian sources of natural gas. With this resource portfolio, the Company remains one of the nation's lowest-cost local natural gas distribution companies.

The Company contracts with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage) and with PGT, NOVA and ANG for firm transportation only. The Company contracts with NOVA, ANG and PGT for additional transportation capacity which became available in November 1995 for service in its Washington, Idaho and Oregon natural gas properties. The Company contracts with Paiute for firm transportation and liquefied natural gas storage to deliver natural gas to its California customers.

Jackson Prairie Natural Gas Storage Project (Storage Project) The Company owns a one-third interest in the Storage Project, which is an underground natural gas storage field located near Chehalis, Washington. The role of the Storage Project in providing flexible natural gas supplies is increasingly important to the Company's natural gas operations as it enables the Company to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to withdraw natural gas from storage when spot prices are high or as needed to meet high demand periods. The Company, together with the other owners, is pursuing alternatives to increase the potential for both capacity and deliverability at the Storage Project.

The Company has contracted to release some of its Storage Project capacity to two other utilities until 1998 and 2000, respectively, with a provision under one of the releases to partially recall the released capacity if the Company determines additional natural gas is required for its own system supply.

THE WASHINGTON WATER POWER COMPANY
================================================================================

Natural Gas Transportation Services The Company provides transportation service to customers who obtain their own natural gas supplies. Transportation service continued to be a significant component of the Company's total system deliveries in 1995. The competitive nature of the spot natural gas market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs. The total volume transported on behalf of transportation customers was approximately 221.3 million therms in 1995. This volume represented approximately 40% of the Company's total system deliveries in 1995.

NATURAL GAS REGULATORY ISSUES

The Company, as a public utility, is currently subject to regulation by four state utility commissions with respect to rates, accounting, the issuance of securities and other matters. The natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Public Utility Commission of Oregon
(OPUC) and the California Public Utilities Commission (CPUC) in addition to the jurisdiction of the FERC with respect to natural gas rates charged for the release of capacity from the Storage Project. In each jurisdiction, rates are determined substantially as described in Electric Service - Electric Regulatory Issues.

General Rate Cases   The Company has no current plans to file for any natural
gas general rate cases in 1996. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information regarding rate freezes related to the proposed merger with SPPC and SPR. The Company's most recent general natural gas rate case in Washington was effective in August 1990 and allowed a return on equity of 12.90%. The effective change was a $1.1 million, or 2.58%, increase in anticipated annual revenues. The Company's most recent general natural gas rate case in Idaho was effective in October 1989 and allowed a return on equity of 12.75%. The effective change was a decrease of $0.6 million, or 3.66%, in anticipated annual revenues. A reconsideration, effective in February of 1990, granted a $0.1 million, or 0.86%, increase in annual revenues. In addition, the Company from time to time, upon request, receives regulatory approval from the WUTC, the IPUC, the OPUC and the CPUC to adjust rates to reflect changes in the cost of purchased natural gas between general rate cases. The Company anticipates that future rate filings will move away from rate of return regulation toward a performance-based regulatory system.

Integrated Resource Planning (IRP) See Electric Service - Electric Regulatory Issues for a detailed description of the IRP process. The natural gas IRP is a process required by the WUTC, the IPUC and the OPUC. The 1995 natural gas IRP reports were submitted to these commissions in January 1995 with acknowledgments received at the end of 1995. The natural gas IRP is provided to the CPUC for informational purposes only.

Notice of Inquiry (NOI) In August 1995, the WUTC initiated an NOI entitled, "Examining Regulation of Local Distribution Companies in the Face of Change in the Natural Gas Industry." The WUTC is seeking comments on the potential structural change in the natural gas industry, the implications of industry changes for utility regulation and recommendations concerning specific rules and regulations currently used by the WUTC. The WUTC will use responses from this inquiry to review and, if necessary, revise regulatory procedures and rules concerning such matters as least-cost planning, purchased gas adjustment (PGA) mechanisms and demand side management incentives. The Company provided initial comments in September 1995 and reply comments in early February 1996, and will participate in meetings in March of 1996 pertaining to natural gas procurement incentives.

Demand Side Management (DSM) See Electric Service - Electric Regulatory Issues regarding the WUTC and IPUC DSM applications. In 1993, the OPUC authorized the Company to defer revenue requirements associated with its Oregon DSM investments and established an annual rate adjustment mechanism to reflect the deferred costs on a timely basis. Under this authorization, the Company files annually, concurrent with the Company's annual natural gas tracker filing, a rate adjustment to recover DSM program costs and margin losses. On December 1, 1995, the OPUC approved the Company's annual tracker increase which included such a rate adjustment.

Natural Gas Trackers Natural gas trackers are designed to pass through changes in purchased natural gas costs and do not normally result in any changes in net income to the Company. In October 1995, the Company filed natural gas trackers with the WUTC, the IPUC and the OPUC. The trackers in Washington and Idaho were both approved, effective December 22, 1995, and authorized a $10.6 million, or 13.58%, decrease and a $4.85 million, or 16.68%, decrease, respectively, in the two jurisdictions. The Oregon natural gas tracker, which became effective on December 1, 1995, authorized a $2.6 million, or 5.82%, decrease. A PGA, or natural gas tracker, filing was approved by the CPUC effective January 5, 1995 which authorized a $0.8 million, or 7.71%, increase in California.

THE WASHINGTON WATER POWER COMPANY
================================================================================
                       NATURAL GAS OPERATING STATISTICS

                                                                    Years Ended December 31,
                                                                1995          1994         1993
SOURCES OF SUPPLY (Thousands of Therms):
  Purchases...............................................    429,903       335,780       300,572
  Storage - injections....................................    (31,248)      (20,518)      (26,398)
  Storage - withdrawals...................................     32,332        19,053        20,153
  Natural gas for transportation..........................    221,261       195,543       197,499
  Distribution system gains (losses)......................      4,923         1,471         7,416
                                                             --------      --------      --------
    Total supply..........................................    657,171       531,329       499,242
                                                             ========      ========      ========

THERMS DELIVERED (Thousands of Therms):
  Residential.............................................    159,919       150,106       151,261
  Commercial..............................................    120,838       120,901       114,793
  Industrial - firm.......................................     14,658        15,614        19,035
  Industrial - interruptible..............................     10,621        12,801        15,747
                                                             --------      --------      --------
    Total retail sales....................................    306,036       299,422       300,836
  Non-retail sales........................................    104,831        36,107          --
  Transportation..........................................    221,261       195,543       197,499
  Interdepartmental sales and Company use.................     25,043           257           907
                                                             --------      --------      --------
    Total therms - sales and transportation...............    657,171       531,329       499,242
                                                             ========      ========      ========

NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
  Net system maximum demand (winter)......................      2,758         2,686         2,651
  Net system maximum firm contractual capacity (winter)...      3,523         3,523         3,523

NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
  Residential.............................................    $84,358       $76,597       $68,137
  Commercial..............................................     52,671        50,981        43,542
  Industrial - firm.......................................      5,470         5,642         6,089
  Industrial - interruptible..............................      1,967         3,570         4,784
                                                             --------      --------      --------
    Total retail revenues.................................    144,466       136,790       122,552
  Non-retail sales........................................     10,530         5,098          --
  Transportation..........................................     12,340        11,140        10,923
  Other revenues..........................................      6,891         3,748         4,072
                                                             --------      --------      --------
    Total natural gas revenues............................   $174,227      $156,776      $137,547
                                                             ========      ========      ========
  Income from natural gas operations - After income tax...    $18,686       $18,495       $19,406
                                                             ========      ========      ========

NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
  Residential.............................................    192,252       179,176       162,400
  Commercial..............................................     24,606        23,466        22,526
  Industrial - firm.......................................        281           264           268
  Industrial - interruptible..............................         31            33            39
                                                             --------      --------      --------
    Total retail customers................................    217,170       202,939       185,233
  Non-retail sales........................................          5             1          --
  Transportation..........................................         75            60            56
                                                             --------      --------      --------
    Total natural gas customers...........................    217,250       203,000       185,289
                                                             ========      ========      ========

NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
  Washington and Idaho
    Annual use per customer (therms)......................        919           899         1,025
    Revenue per therm (in cents)..........................      48.98         47.46         41.55
    Annual revenue per customer...........................    $450.07       $426.83       $425.82
  Oregon and California
    Annual use per customer (therms)......................        678           731           775
    Revenue per therm (in cents)..........................      61.78         58.62         52.78
    Annual revenue per customer...........................    $418.88       $428.64       $409.11

HEATING DEGREE DAYS:
  Spokane, WA
    Actual................................................      6,363         6,225         7,224
    30 year average.......................................      6,842         6,842         6,882
    % of average..........................................       93.0          91.0         105.0
  Medford, OR
    Actual................................................      3,751         4,348         4,396
    30 year average.......................................      4.611         4,611         4,798
    % of average..........................................       81.3          94.3          91.6

THE WASHINGTON WATER POWER COMPANY
================================================================================

ENVIRONMENTAL ISSUES

The Company is subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which the Company has an ownership interest have been designed to comply with all environmental laws presently applicable. Furthermore, the Company conducts vigilant and periodic reviews of all its facilities and operations to anticipate emerging environmental issues.

Air Quality. The Company continues to assess both the potential and actual impact of the 1990 Clean Air Act Amendments (CAAA) on the thermal generating plants in which it maintains an ownership interest. Centralia, which is operated by PacifiCorp, is classified as a "Phase II" coal-fired plant under the CAAA and, as such, will be required to reduce sulfur dioxide (SO2) emissions by approximately 40% by the year 2000. The Owners are continuing to assess alternatives for compliance to the CAAA. Results of current studies are expected by the end of 1996. The alternatives most likely to be used in meeting the compliance standards will be some combination of lower sulfur coal, SO2 reduction through clean coal technology and SO2 allowances either purchased or pooled, if available, among the Centralia owners. The anticipated share of costs for SO2 compliance are not expected to have a major economic impact on the Company.

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

The Company's other thermal projects also are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. The permit for the Spokane CT was received in 1995. The permit for the Company's Kettle Falls plant is still pending. The operating permit application for the CTs in northern Idaho is currently under consideration. The Company expects to be able to obtain these permits under the CAAA. See Electric Service - Electric System for additional information.

Superfund Sites. The Company was named a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund") at the Coal Creek site in Chehalis, Washington. The clean-up is now complete, with the exception of some long-term maintenance efforts, at a cost of approximately $14 million. The cost was shared by approximately 90 utilities. The Company's portion, which has already been paid, was about $1.1 million. Insurance recovery of $750,000 was received in May 1995.

The Company has been named as a potentially responsible party under CERCLA at the Chemical Handling site near Denver, Colorado. The Company is one of approximately 1,100 named by the EPA at this site. The site was used by the Company for the disposal of generators. The Company expects that its share of the cost of clean-up will be minimal.

In 1993, the EPA referred a matter to the U.S. Justice Department requesting the Company and other potentially responsible parties to enter into negotiations for the recovery of costs incurred by EPA and for initiation of action in connection with the clean-up at the Spokane Junkyard Site located in Spokane, Washington. Currently, the Justice Department and the Company have entered into an agreement to stay litigation. If an action is commenced, the claim will be for $2.8 million plus costs, including attorneys' fees. The Company has no records showing that any Company equipment was ever deposited at the Spokane Junkyard Site.

The Company and several other potentially responsible parties entered into an administrative order on consent under CERCLA to conduct an engineering evaluation/cost analysis for the site. As of December 31, 1995, an accrued liability of $2.0 million is reflected in the Company's financial statements which represents the Company's best estimate of its maximum exposure for the site.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 14 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
================================================================================

NON-UTILITY BUSINESS

The majority of the non-utility operations are controlled by Pentzer, a wholly owned subsidiary of the Company. As of December 31, 1995, the Company had an equity investment of approximately $130 million in non-utility businesses, of which approximately $123 million was invested in Pentzer. The remainder was invested in four other subsidiaries, the largest of which is Washington Irrigation and Development Company (WIDCo), which maintains a small investment portfolio.

As of December 31, 1995, Pentzer had approximately $220 million in total assets, or about 10% of the Company's consolidated assets. Pentzer's portfolio of investments includes companies involved in consumer product promotion, specialty tool manufacturing, metal fabrication, financial services, electronic technology and industrial real estate development.

Pentzer's current investment profile focuses on manufacturers and distributors of industrial and consumer products as well as service businesses. The Company seeks businesses with above average records of earnings growth in industries that are not cyclical or dependent upon high levels of research and development. Emphasis is placed on leading companies with strong market franchises, dominant or proprietary product lines or other significant competitive advantages. Pentzer is particularly interested in companies serving niche markets. Total equity investment in any one company is generally limited to $15 million, and control of the acquired company's board of directors is generally required.

Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Non-Utility Operations and Notes 1 and 15 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
================================================================================

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES

The Company's electric properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plant

                                                     Nameplate  Present     Year of
                                             No. of   Rating   Capability  FERC License
                                             Units    (MW)(1)   (MW)(2)     Expiration
                                           ---------  -------  ----------  ------------
Hydroelectric Generating Stations (River)
            Washington:
              Long Lake (Spokane)              4         70.0      72.0      2007
              Little Falls (Spokane)           4         32.0      36.0      N/A
              Nine Mile (Spokane)              4         26.4      29.0      2007
              Upper Falls (Spokane)            1         10.0      10.2      2007
              Monroe Street (Spokane)          1         14.8      14.8      2007
              Meyers Falls (Colville)          2          1.2       1.3      2023
            Idaho:
              Cabinet Gorge (Clark Fork)       4        221.9     236.0      2001 (3)
              Post Falls (Spokane)             6         14.8      18.0      2007
            Montana:
              Noxon Rapids (Clark Fork)        5        466.7     554.0      2005 (3)
                                                      -------   -------
                    Total Hydroelectric                 857.8     971.3

Thermal Generating Stations
            Washington:
              Centralia (4)                    2        199.5     201.0
              Kettle Falls                     1         50.7      48.0
              Northeast (Spokane) CT (5)       2         61.2      69.0
            Idaho:
              Rathdrum CT (5), (6)             2        166.5     176.0
            Montana:
              Colstrip (Units 3 and 4) (4)     2        233.4     216.0
                                                      -------   -------
                    Total Thermal                       711.3     710.0

            Total Generation                          1,569.1   1,681.3
                                                      =======   =======

N/A Not applicable.

(1) Nameplate Rating, also referred to as "installed capacity", is the manufacturer's assigned power rating under specified conditions.
(2) Capability is the maximum generation of the plant without exceeding approved limits of temperature, stress and environmental conditions.
(3) The formal relicensing process began in September 1995 for Cabinet Gorge and Noxon Rapids.
(4) Jointly-owned; data above refers to Company's respective 15% interests.
(5) Used primarily for peaking needs.
(6) Construction completed in January 1995; see Note 9 to Financial Statements regarding long-term lease financing.

Distribution and Transmission Plant

The Company operates approximately 11,350 miles of primary and secondary distribution lines in its electric system in addition to a transmission system of approximately 550 miles of 230 KV line and 1,545 miles of 115 KV line. The Company also owns a 10% interest in 495 miles of a 500 KV line from Colstrip, Montana and a 15% interest in 3 miles of a 500 KV line from Centralia, Washington to the nearest Bonneville Power Administration (BPA) interconnections.

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

THE WASHINGTON WATER POWER COMPANY
================================================================================

interconnections serve as points of delivery for power from the Colstrip and Centralia generating stations as well as for the interchange of power with the Southwest. The interconnection with PacifiCorp is the point of delivery for power purchased by the Company from Mid-Columbia projects' hydroelectric generating stations.

The 115 KV lines provide for transmission of energy as well as providing for the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service area load centers. These lines interconnect with the BPA at nine locations, Grant County Public Utility District (PUD), Seattle City Light and Tacoma City Light at two locations and one interconnect location each with Chelan County PUD, PacifiCorp and Montana Power.

NATURAL GAS PROPERTIES

The Company's natural gas properties have natural gas distribution mains of approximately 3,250 miles in Washington and Idaho and 1,550 miles in Oregon and California, as of December 31, 1995.

The Company, NWP and Washington Natural Gas Company each own a one-third undivided interest in the Storage Project, which has a total peak day deliverability of 4.6 million therms, with a total working natural gas inventory of 155.2 million therms.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Note 14 to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 29, 1996, there were approximately 33,138 registered shareholders of the Company's no par value Common Stock.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information about common stock dividends.

Refer to Notes 1, 5 and 17 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
================================================================================

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

                                                                    Years Ended December 31,
                                               --------------------------------------------------------------
                                                  1995          1994         1993        1992          1991
                                                  ----          ----         ----        ----          ----
                                                   (Thousands of Dollars except Per Share Data and Ratios)
    Operating Revenues:
      Utility ..............................   $  661,216   $  608,067   $  601,722   $  524,983   $  485,075
      Non-Utility ..........................       93,793       62,698       38,877       32,775       81,732
                                               ----------   ----------   ----------   ----------   ----------
      Total ................................      755,009      670,765      640,599       57,758      566,807
    AFUDC/AFUCE ............................        1,631        4,949        4,964        3,751        1,999

    Net Income:
      Utility ..............................       72,310       63,567       69,510       63,975       69,211
      Non-Utility ..........................       14,811       13,630       13,266        8,292        1,420
      Discontinued Operations ..............          -            -            -          2,403        1,553
                                               ----------   ----------   ----------   ----------   ----------
      Total ................................       87,121       77,197       82,776       74,670       72,184

    Preferred Stock Dividend Requirements           9,123        8,656        8,335        6,817        9,292
    Income Available for Common Stock ......       77,998       68,541       74,441       67,853       62,892

    Outstanding Common Stock (000s):
      Weighted Average .....................       55,173       53,538       51,616       49,550       46,916
      Year-End .............................       55,948       54,421       52,758       50,888       47,902
    Book Value per Share ...................   $    12.82   $    12.45   $    12.02   $    11.54   $    11.11

    Earnings per Share:
      Utility ..............................         1.14         1.03         1.19         1.15         1.28
      Non-Utility ..........................          .27          .25          .25          .17          .03
      Discontinued operations ..............          -            -            -            .05          .03
                                               ----------   ----------   ----------   ----------   ----------
      Total ................................         1.41         1.28         1.44         1.37         1.34
    Dividends Paid per Common Share ........         1.24         1.24         1.24         1.24         1.24

    Total Assets at Year-End:
      Utility ..............................    1,872,391    1,820,671    1,701,652    1,424,812    1,394,800
      Non-Utility ..........................      226,511      173,582      136,186      109,203      126,713
                                               ----------   ----------   ----------   ----------   ----------
      Total ................................    2,098,902    1,994,253    1,837,838    1,534,015    1,521,513

    Long-term Debt at Year-End .............      738,287      721,146      647,229      596,897      633,434
    Preferred Stock Subject to Mandatory
      Redemption at Year-End ...............       85,000       85,000       85,000       85,000       50,000

    Ratio of Earnings to Fixed Charges .....         3.22         3.24         3.45         3.08         2.96
    Ratio of Earnings to Fixed Charges and
      Preferred Dividend Requirements ......         2.61         2.59         2.77         2.57         2.35


THE WASHINGTON WATER POWER COMPANY
==============================================================================

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


RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for 1995 were $1.41, compared to $1.28 in 1994 and $1.44 in 1993. The 1995 results include improved earnings from the Company's electric operations and $6.1 million in transactional gains from Pentzer Corporation (Pentzer), primarily due to the sale of stock in ITRON, Inc. (ITRON). The 1994 earnings include $8.0 million of gains recorded by Pentzer primarily as a result of the sale of ITRON stock. The 1993 results include gains totaling $12.8 million recorded by Pentzer as a result of the sale of several investments in its portfolio and the sale of stock in the initial public offering by ITRON in November 1993.

Utility income available for common stock increased $8.3 million, or 15%, in 1995 after decreasing $6.3 million, or 10%, in 1994. Utility income contributed $1.14 to earnings per share in 1995, compared to $1.03 in 1994 and $1.19 in 1993. Non-utility income available for common stock increased $1.2 million in 1995 and $0.4 million in 1994 and contributed $0.27 to earnings per share in 1995 and $0.25 in 1994 and 1993.

Income from electric operations increased $17.2 million, or 18%, in 1995 over 1994, primarily due to increased wholesale revenues, resulting from both new power contracts and improved streamflow conditions, and decreased purchased power and fuel expense, both a result of the improved streamflows. Income from natural gas operations increased $0.2 million in 1995 over 1994. During 1995, increased natural gas revenues, which were primarily the result of customer growth, were nearly offset by increased purchased gas costs and other operating expenses. Weather that was 9% warmer than normal during 1994 reduced residential usage for both electric and natural gas customers. Income from electric operations increased $0.1 million in 1994 over 1993 primarily as a result of decreased purchased power expense. Income from natural gas operations decreased $0.9 million in 1994, as compared to 1993, due primarily to increased purchased gas costs that were offset substantially by increased revenues due to customer growth.

Interest expense increased $5.9 million in 1995, as compared to 1994, and $2.9 million in 1994, as compared to 1993, with both increases primarily due to higher levels of outstanding debt and a shift from short-term debt to long-term debt and the resulting higher interest rates. During 1995 and 1994, $78.0 million and $88.0 million, respectively, in long-term debt was issued, while $45.0 million and $7.5 million, respectively, of long-term debt matured or was redeemed. At December 31, 1995, long-term debt outstanding was $17.1 million higher than at December 31, 1994. Long-term debt outstanding at December 31, 1994, was $73.9 million higher than at the end of 1993.

Other Income decreased in 1995 over 1994, primarily due to lower levels of Allowance for Funds Used During Construction (AFUDC) and other capitalized interest, as a result of lower levels of construction and conservation program expenditures. (See Note 1 to Financial Statements for additional information about AFUDC.) Also contributing to the decline in Other Income were the accrual for environmental remediation work (see Note 14 to Financial Statements for additional information) and amortization of the acquisition adjustment from the Company's purchase of PacifiCorp's electric properties in northern Idaho in late December 1994.

THE WASHINGTON WATER POWER COMPANY
================================================================================

UTILITY OPERATIONS

REVENUES

Electric revenues increased in all classes for 1995, as compared to 1994. Wholesale revenues increased $17.8 million, or 20%, in 1995, primarily due to new power contracts for firm service and increased secondary sales, as a result of improved streamflow conditions which led to increased availability of hydroelectric generation in the region, and generation from the Rathdrum combustion turbine which went into service in January 1995. Residential and commercial revenues increased by a combined $18.8 million, primarily as a result of an increase of nearly 16,500 customers, or 6%, during 1995. Approximately 10,000 residential and commercial customers were added through the acquisition of PacifiCorp's electric properties in northern Idaho in late December 1994.

Electric revenues decreased by 3% in 1994, as compared to 1993, due to a combination of decreased residential sales and wholesale sales, partially offset by increased commercial sales and higher wheeling revenues. Wholesale revenues decreased $17.2 million during 1994, compared to 1993, primarily due to a significant short-term sale of wholesale energy in 1993 which increased wholesale revenues in that period, low streamflow conditions during 1994 which led to decreased KWh sales and lower wholesale prices. Residential revenues for 1994 decreased by $7.0 million from 1993, despite a 3% increase in customers, due to warm weather throughout most of the year. Residential usage continues to be affected by new appliance efficiency and other technology which has decreased customers' requirements over time. Commercial revenues increased $5.0 million, or 4%, in 1994, as compared to 1993, due to 3% customer growth and the slightly warmer-than-normal weather which increased air conditioning load. Commercial customers tend to use air conditioning systems at much cooler temperatures than residential customers, with the result that air conditioning load can be up within the commercial sector and not within the residential sector, as during the fall of 1994.

Total natural gas revenues increased $17.5 million, or 11%, in 1995, which was the result of increased therm sales of 24% in 1995. Residential and commercial revenues increased by a combined $9.5 million in 1995 as compared to 1994, primarily as a result of 7% customer growth in those sectors, primarily due to conversions from electric service to natural gas, population growth and new construction. During 1995, the Company sold natural gas on a non-retail sales basis, which accounted for a $5.4 million increase in total revenues. The revenues from these sales were offset by like increases in purchased gas expense. Margins from these transactions are credited back to customers through rate changes for the cost of gas. Transportation sales increased by 13%, leading to a $1.2 million increase in revenues.

Total natural gas revenues increased in all customer classes except industrial in 1994 compared to 1993. In 1994, natural gas revenues from residential and commercial customers rose by $8.5 million and $7.4 million, respectively. The increased revenues were due to customer growth and higher average prices than in 1993, which were offset in part by lower usage per customer as a result of warm temperatures. Much of the customer growth during the early part of 1994 was the result of the Company's emphasis on conversions from electric service to natural gas. Revisions in the Company's Demand Side Management programs in 1994 have lessened the pace of conversions. During 1994, the Company began selling natural gas on a non-retail sales basis, which resulted in a $5.1 million increase in revenues and a like increase in purchased gas expense.

OPERATING EXPENSES

Improved streamflow conditions, which resulted in increased hydroelectric generation, caused purchased power expense for 1995 to decline by $8.6 million from 1994. Hydroelectric generation was 105% above normal, due to streamflows which were 120% of normal in 1995. Purchased power costs in 1994 decreased $12.5 million, or 11%, from levels incurred during 1993, primarily due to increased purchases during 1993 to complete a significant short-term sale of wholesale energy and to replace lost thermal generation due to plant outages. Hydroelectric generation in 1994 was 23% below normal, caused by streamflows which were 65% of normal.

Fuel costs decreased $6.9 million in 1995 compared to 1994 as a result of the increased availability of hydroelectric generation. The decreased thermal plant fuel expense was partially offset by fuel expense for generation from the Rathdrum combustion turbines, particularly in the last half of the year. Fuel costs increased $4.9 million in 1994 over 1993 due to increased thermal generation as a result of the low streamflows in 1994 and shutdowns at thermal plants during 1993 which decreased fuel expense for that year.

A large portion of purchased gas expense is variable costs, with the result that increases in revenues are generally offset by like increases in purchased gas expense. Natural gas purchased expense increased $11.1 million, or 12%, in 1995 as compared to 1994, primarily as the result of an increase in therm sales of
125.8 million, or 24%.  Increases

THE WASHINGTON WATER POWER COMPANY
================================================================================

in therm sales were primarily due to customer growth in all customer classes and non-retail sales. Natural gas purchased expense increased $19.4 million in 1994 from 1993, which was the result of increased therm sales of 32.1 million therms.

Other electric operating and maintenance expenses increased $19.6 million in 1995 primarily due to lease payments and operating expenses related to the Rathdrum combustion turbine, increased amortization of conservation programs, a higher accrual for uncollectible accounts, environmental remediation reserves (see Note 14 to Financial Statements for additional information) and the Idaho Power Cost Adjustment (PCA), which allows the Company to change rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. Net PCA adjustments, resulting from improved streamflow conditions, accounted for $5.8 million of the increase in other operating and maintenance expenses in 1995 from 1994. Net PCA adjustments, resulting from low hydroelectric conditions, accounted for $4.1 million of the decrease in other operating and maintenance expenses in 1994 from 1993. Transmission and distribution costs decreased by a combined $3.3 million in 1994, as a result of decreased wholesale KWh sales and the associated wheeling costs, which also contributed to the decrease in other operating and maintenance expenses from the 1993 levels.

Administrative and general expenses increased by $5.3 million in 1995, compared to 1994, primarily due to lease payments for computer software systems, labor expenses resulting from merger activities and other labor-related costs. Administrative and general expenses increased by $3.7 million in 1994 over 1993, primarily due to labor-related cost increases.

Depreciation and amortization expense increased $2.7 million in 1995, primarily due to increased plant-in-service, particularly natural gas plant. During 1994, depreciation and amortization expense increased $1.0 million due to increased electric plant.

Other taxes, primarily excise and business and occupational taxes, were up $1.3 million in 1995 over 1994 due to increased revenues in 1995.

Income taxes increased by $9.9 million, or 26%, in 1995, as a result of increased income from electric operations. Electric operations accounted for $8.7 million of the increase. Income tax expense decreased $3.2 million in 1994 as compared to 1993 primarily due to decreased income from electric operations.

NON-UTILITY OPERATIONS

Non-utility operations include the results of Pentzer and four other subsidiary companies. Pentzer's business strategy is to acquire controlling interests in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Non-utility net income for 1995 was $14.8 million, which represents a 9% increase over 1994 earnings of $13.6 million. The increase in 1995 earnings primarily resulted from a $2.2 million increase in non-transactional earnings over 1994 as a result of improved earnings from companies in Pentzer's investment portfolio, including earnings from two companies newly acquired in 1995. Non-utility operating revenues and expenses both increased substantially in 1995 as compared to 1994 as a result of acquisitions over the past two years.

Non-utility net income for 1994 increased 3% over 1993 earnings. The increase in 1994 earnings primarily resulted from improved earnings from companies in Pentzer's investment portfolio, including earnings from newly acquired companies. Non-utility operating revenues and expenses both increased substantially in 1994 as compared to 1993 as a result of acquisitions during both 1994 and 1993.

Transactional gains in 1995 declined by $1.1 million as compared to 1994. Transactional gains of $8.0 million in 1994 declined by $4.8 million as compared to 1993. The 1995 and 1994 transactional gains were primarily the result of gains recorded from the sale of ITRON stock. The 1993 transactional gains included gains of $7.1 million from the sale of companies involved in telecommunications, technology and energy and a transactional gain of $5.7 million from the sale of ITRON stock.

THE WASHINGTON WATER POWER COMPANY
================================================================================

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

Operating Activities Cash from operating activities less cash dividends paid provided 83% of utility capital expenditures in 1995 as compared to 66% in 1994 and 67% in 1993. Cash available from operating activities in 1995 declined from 1994 primarily due to increases in deferred taxes and various working capital components, such as receivables, materials and supplies, fuel stock and natural gas stored and prepayments on power contracts, partially offset by the positive effect of purchased gas deferrals. However, as discussed below, construction expenditures declined by 13% in 1995 from 1994 so that cash from operating activities provided a higher percentage of the funds for construction than in the two previous years. See Note 1 to Financial Statements for additional information.

Investing Activities Cash used in investing activities decreased in 1995 over 1994 primarily due to the acquisition of the northern Idaho properties of PacifiCorp for $33 million in 1994 and a $22 million decrease in other capital requirements, which included conservation-related capital expenditures. Utility capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $338 million for the 1993-1995 period.

Financing Activities During the 1993-1995 period, $95.0 million of long-term debt matured and $231.6 million of higher-cost debt and preferred stock was redeemed and refinanced at lower cost. During 1995, $45 million of long-term debt, with an average interest rate of 7.19%, matured and $78 million of First Mortgage Bonds issued in the form of Secured Medium-Term Notes were issued at an average interest rate of 7.1% and an average maturity of 8 years.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $160 million in committed lines of credit.
In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of December 31, 1995, $19.5 million was outstanding under the committed lines of credit and $10.0 million was outstanding under other short-term borrowing arrangements.

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 9 to Financial Statements for additional information.

The Company is restricted under various agreements as to the additional securities it can issue. Under the most restrictive test of the Company's Mortgage, an additional $524 million of First Mortgage Bonds could be issued as of December 31, 1995. As of December 31, 1995, under its Restated Articles of Incorporation, approximately $673 million of additional preferred stock could be issued at an assumed dividend rate of 7.25%.

During the 1996-1998 period, utility capital expenditures are expected to be $237 million, and $90 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will average 95% of the funds needed for its capital expenditure program. Minimal amounts of external financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, Sierra Pacific Resources (SPR) and Sierra Pacific Power Company (SPPC) with and into Altus Corporation (Altus). See Future Outlook - Merger below.

See Notes 4, 5, 6, 7, 8 and 9 to Financial Statements for additional details related to financing activities.

NON-UTILITY

Capital expenditures for the non-utility operations were $13 million for the 1993-1995 period. During this period, $9 million of debt was repaid and capital expenditures were partially financed by the $14 million in proceeds from new long-term debt.

THE WASHINGTON WATER POWER COMPANY
================================================================================

The non-utility operations have $48 million in short-term borrowing arrangements ($26.6 million outstanding as of December 31, 1995) to fund corporate requirements on an interim basis. At December 31, 1995, the non-utility operations had $32.2 million in cash and marketable securities with $28.5 million in long-term debt outstanding.

The 1996-1998 non-utility capital expenditures are expected to be $6 million, and $21 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements.

TOTAL COMPANY CASH REQUIREMENTS

   (Millions of Dollars)                   Actual (1)            Projected (2)
                                       ------------------     ------------------
                                       1993   1994   1995     1996   1997   1998
                                       ----   ----   ----     ----   ----   ----
Capital Expenditures (3):
            Utility:
                Electric               $ 60   $ 57   $ 45      $45    $48    $48
                Natural gas              26     27     26       23     20     23
                All other                49     39      9        9     10     11
                                       ----   ----   ----      ---    ---    ---
                    Total Utility       135    123     80       77     78     82
            Non-Utility                   3      9      5        2      2      2
                                       ----   ----   ----      ---    ---    ---
                    Total Company      $138   $132   $ 85      $79    $80    $84
                                       ====   ====   ====      ===    ===    ===

Debt and Preferred Stock Maturities,
  Redemptions & Sinking Fund
  Requirements (Consolidated) (4):     $274   $  8   $ 45      $47    $43    $21

(1) Excludes $62 million for the combustion turbine project located in Rathdrum, Idaho for which the Company has obtained separate long-term lease financing; see Note 9 to Financial Statements for additional information. Also excludes $33 million in 1994 for the acquisition of the northern Idaho electric properties of PacifiCorp.
(2) These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, SPR and SPPC with and into Altus.
(3) Excludes AFUDC and AFUCE.
(4) Excludes notes payable (due within one year).

The Company's total common equity increased by $40 million to $717 million at the end of 1995. The 1995 increase was primarily due to the issuance of 1.5 million shares of common stock through both the Dividend Reinvestment Plan and the Investment and Employee Stock Ownership Plan for proceeds of $24.0 million and a $10.2 million increase in retained earnings. The Company's consolidated capital structure at December 31, 1995, was 46% debt, 9% preferred stock and 45% common equity as compared to 47% debt, 9% preferred stock and 44% common equity at year-end 1994.

FUTURE OUTLOOK

Merger

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation (Altus, formerly named Resources West Energy Corporation), a newly formed subsidiary of the Company, entered into an Agreement and Plan of Reorganization and Merger, as subsequently amended (Merger Agreement), which provides for the merger of the Company, SPR and SPPC into Altus. SPR and SPPC are both Nevada corporations with headquarters in Reno. The Merger Agreement provides that after the effective date of the merger, Altus' corporate headquarters office and principal executive offices will be located in Spokane and that the headquarters of the Washington Water Power and Sierra Pacific operating divisions will be in Spokane and Reno, respectively. As a result of the Merger Agreement, holders of WWP Common Stock would receive one share and holders of SPR Common Stock would receive 1.44 shares of Altus Common Stock, respectively. Each outstanding share of Preferred Stock of WWP and SPPC, respectively, will be converted into the right to receive one share of Altus Preferred Stock with equal stated value and dividends and like redemption provisions and rights upon liquidation.

Approval of the proposed merger was obtained from WWP, SPR and SPPC shareholders at meetings held on November 18, 1994. The Merger Agreement is also subject to certain customary closing conditions, including

THE WASHINGTON WATER POWER COMPANY
================================================================================

without limitation, the receipt of all necessary governmental approvals, including approval of the Federal Energy Regulatory Commission (FERC) and the state utility commissions of California (CPUC), Idaho (IPUC), Montana (MPSC), Nevada (PSCN), Oregon (OPUC) and Washington (WUTC). Applications were filed with each of the state commissions and the FERC in the third quarter of 1994.

The MPSC issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of each state. The major points of each order are as follows:

    Washington:   Order approving the merger was issued on September 28, 1995
                  Electric and gas base rate freeze through December 31, 2000
                  Purchased gas benefits flowed through annual Purchased Gas
                    Adjustment (PGA)
                  Accelerated amortization of Washington electric DSM to provide full amortization by December 31, 2003
                  On October 17, 1995, the Commission stayed the effectiveness of the September 28, 1995 order, so as to allow its staff and Public Counsel the opportunity to review and evaluate the order of the Nevada Commission; this stay was subsequently lifted by order of the Commission dated December 5, 1995. The amended WUTC order states that if the use of single-system pricing information by any other jurisdiction or the inter-divisional compensation for use of transmission facilities affects allocation of revenues, expenses, rate base or cost of capital to the detriment of Washington ratepayers, such effects will not be reflected in Washington results of operations for any purpose. The amended WUTC order states that "shareholders are at risk for any differences if there are costs that are made unrecoverable by this prohibition."

    Idaho: Order approving the merger was issued on September 19, 1995 Electric and gas base rate freeze through December 31, 2000 Purchased gas benefits flowed through annual PGA
                  Earnings capped at 12.0% ROE, with earnings above 12.0% shared
                    50/50 with customers through the PGA/PCA (Power Cost Adjustment)

    Oregon:       Order approving the merger was issued on June 23, 1995
                  No rate freeze
                  Purchased gas benefits flowed through annual PGA, plus a
                    sharing of non-purchased gas benefits to partially offset the expenses associated with additional transmission capacity on Pacific Gas Transmission facilities to Medford

    California:   Order approving the merger was issued on October 18, 1995
                  Electric and gas base rate freeze through December 31, 1999
                  All electric and gas tracking mechanisms suspended during the rate freeze. Balances in the electric and gas tracking accounts will be set to zero upon merger. Exempt from annual electric and gas cost of capital proceedings
                  Electric rate reduction of $3.1 million in 1996 related to the suspension of the electric tracking mechanism and elimination of the balances in the tracking accounts
                  On February 12, 1996, SPR and the Company filed a petition for an Order of the Commission modifying its October 18, 1995 Order, so as to extend the date by which both companies would otherwise be obligated to submit additional regulatory filings, including general rate case filings, in the event the merger was not consummated by March 31, 1996

    Nevada: Order approving the merger was issued on October 18, 1995 Electric and gas base rate freeze through December 31, 1999.
                    Water rates frozen through December 31, 1996
                  Gas tracker suspended through January 1, 1997.  Electric
                    power/fuel cost tracker suspended through December 31, 1999
                  One-time refunds related to a prior rate stipulation of $9 million electric and $4 million gas. Earnings for 1997-1999 capped at 12.0% ROE, with earnings above 12.0% shared 50/50 with customers. On October 25, 1995, the Company and SPR filed a petition with the PSCN requesting clarification of their order. The companies sought clarification on two key issues within the PSCN's order. The two issues were electric single-system pricing for retail services and the distribution of benefits related to the

THE WASHINGTON WATER POWER COMPANY
================================================================================

                    Alturas transmission project. On November 20, 1995, the PSCN issued an order denying the petition for clarification.

On November 29, 1995, the FERC ordered evidentiary hearings concerning the proposed merger. Issues raised by the FERC primarily revolve around single-system versus zonal transmission rates, pricing for inter-divisional energy transfers, justification of cost savings and the effects on competition, including access by third-party users to the merged company's transmission system, the resolution of which could have an impact on the level of anticipated savings. (See Competition and Business Risk below for additional information on the issuance of the FERC's policy statement in the forthcoming rulemaking on transmission access and pricing.) An administrative law judge has been assigned to the merger proceeding and a pre-hearing conference was held on December 13, 1995 to set a procedural schedule. The companies filed supplemental testimony on February 1, 1996. Hearings are scheduled to begin on June 4, 1996. Based on this schedule, the companies believe an order could be issued by the FERC in 1996 or early 1997.

Most of the final orders issued by state commissions include a "reopener" clause that allows the state proceedings to be reopened if any party believes that the FERC or any other state commission has taken some action which makes the Stipulation in such state undesirable.

If closing conditions contained in the Merger Agreement are not satisfied or in the event that the merger is not closed on or before June 27, 1996 and either of the parties exercises its right of termination any time thereafter as provided in the Merger Agreement, the Company would continue to operate as a separate utility and expense the merger costs that were incurred.

See Note 16 to Financial Statements for additional information.

Competition and Business Risk

The electric and natural gas utility businesses continue to undergo numerous transformations and are becoming increasingly competitive as a result of economic, regulatory and technological changes. The Company believes that it is well positioned to meet future challenges due to its low production costs, close proximity to major transmission lines and natural gas pipelines, active participation in the wholesale electric market and its commitment to high levels of customer satisfaction, cost reduction and continuous improvement of work processes. Additionally, the Company continually evaluates merger and acquisition opportunities that will allow it to expand its economies of scale and diversify its risk posed by weather and economic conditions.

The Company continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the electric business include the potential for retail wheeling, the costs of increasingly stringent environmental laws and the potential for stranded or nonrecoverable utility assets.
Challenges facing the electric retail business include evolving technologies which provide alternate energy supplies, reduced energy consumption and the cost of the energy supplied, self-generation and fuel switching by commercial and industrial customers. If electric utility companies are eventually required to provide retail wheeling service, which is the transmission of electric power from another supplier to a customer located within such utility's service area, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Consequently, the Company believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure.

The National Energy Policy Act (NEPA) enacted in 1992 addresses a wide range of issues affecting the wholesale electric business. The Company believes NEPA provides future transmission, energy production and sales opportunities to the Company and complements the Company's commitment to the wholesale electric business.

On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) relating to transmission services and a supplemental NOPR on Recovery of Stranded Costs. If adopted, the NOPR on open access transmission would require public utilities operating under the Federal Power Act to provide third-party access to their transmission systems. Each utility would also be required to establish separate rates for its transmission and generation services for new wholesale service. Further, utilities would be required to take transmission service under the same tariffs applicable to third-party users. The FERC requested comments on the desirability of unified standards for both wholesale and retail transmission services. The FERC suggested, as a possible approach, the establishment by each vertically integrated electric utility of a distribution function which would be treated as a wholesale customer taking transmission services under the utility's filed wholesale transmission tariff. The FERC recognized, and numerous comments confirmed, that such an approach would change the traditional approach of state-federal allocation of transmission costs. The supplemental NOPR on stranded costs provides a basis for recovery by regulated public

THE WASHINGTON WATER POWER COMPANY
================================================================================

utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue. It is anticipated that the final rules could take effect in the first half of 1996.

The Company does not believe that the Open Access NOPR will have a material effect on the Company's results of operations, assuming that the final rule is adopted substantially as proposed. However, if, in the pending or a subsequent rule-making proceeding, the FERC adopted a rule which had the effect of requiring the wholesale transmission rate to be recognized as the transmission component of retail rates, and if the FERC imposed single-system transmission rates on Altus in the Merger proceeding, this could lead to a reduction of Altus' retail rates in Nevada but would not necessarily result in a corresponding increase in Washington and Idaho.

The Company continues to compete in the wholesale electric market with other western utilities, federal marketing agencies and power marketers. Business challenges affecting the wholesale electric business include new entrants in the wholesale market, such as power brokers and marketers, competition from low-cost generation being developed by independent power producers and declining margins.

Natural gas remains priced competitively compared to other alternative fuel sources for residential, commercial and industrial customers and is projected to remain so well into the future due to increasing supplies and competition. Challenges facing the Company's natural gas business include the potential for customers to by-pass the Company's natural gas system. Since 1988, two of the Company's large industrial customers have built their own pipeline interconnection. However, these customers continue to purchase natural gas services from the Company. To reduce the potential for such by-pass, the Company prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. The Company has also signed long-term transportation contracts with two of its largest industrial customers which minimizes the risks of these customers by-passing the Company's system in the foreseeable future.

Resource planning for both the electric and natural gas businesses has been integrated so that the Company's customers are provided the most efficient and cost-effective products possible for all their energy requirements. The Company's need for future electric resources to serve retail loads is expected to remain very minimal. The switching of electric heating customers to natural gas requires increased efforts on the Company's part in negotiating and securing competitively-priced natural gas supplies for the future.

Economic and Load Growth

The Company expects economic growth to increase in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, continues its efforts to expand existing businesses and attract new businesses to the Inland Northwest. In the past, agriculture, mining and lumber have been the primary industries. However, health care, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. In addition, the Company also anticipates strong economic growth to continue in its Oregon service area.

The Company anticipates electric retail load growth to average approximately 1.4% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. Although the number of electric customers is expected to increase, the average annual usage by residential customers is expected to remain stable on a weather-adjusted basis.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 3.1% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.2% growth annually during that same period.

The forward-looking projections set forth above regarding retail sales growth are based, in part, upon publicly available population and demographic studies conducted independently. The Company's expectations regarding retail sales growth are also based upon various assumptions including, without limitation, assumptions relating to weather and economic and competitive conditions and an assumption that the Company will incur no material loss of retail customers due to self-generation or retail wheeling. Changes in the underlying assumptions can cause actual experience to vary significantly from forward-looking projections.

THE WASHINGTON WATER POWER COMPANY
================================================================================

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

See Note 14 to Financial Statements for additional information.

Other

The Board of Directors considers the level of dividends on the Company's common stock on a continuing basis, taking into account numerous factors including, without limitation, the Company's results of operations and financial condition, as well as general economic and competitive conditions. The Company's net income available for dividends are derived from its retail electric and natural gas utility operations and, increasingly, from its growing wholesale electric operations and Pentzer's non-utility investment operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditor's Report and Financial Statements begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

INDEPENDENT AUDITORS' REPORT


The Washington Water Power Company
Spokane, Washington


We have audited the accompanying consolidated balance sheets and statements of capitalization of The Washington Water Power Company and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings, cash flows, and the schedules of information by business segments for each of the three years in the period ended December 31, 1995. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, such consolidated financial statements and schedules present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, the schedules referred to above present fairly, in all material respects, the segment information of the Company and its subsidiaries in accordance with generally accepted accounting principles.


Deloitte & Touche LLP


Seattle, Washington
January 26, 1996  (March 1, 1996 as to Note 15)

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
The Washington Water Power Company
================================================================================
For the Years Ended December 31
Thousands of Dollars

                                                   1995       1994       1993
                                                 -------    --------   --------

OPERATING REVENUES.............................  $755,009   $670,765   $640,599
                                                 --------   --------   --------
OPERATING EXPENSES:
  Operations and maintenance...................   388,119    350,703    322,117
  Administrative and general...................    62,486     59,645     55,083
  Depreciation and amortization................    67,572     59,479     58,354
  Taxes other than income taxes................    46,992     45,480     44,195
                                                 --------   --------   --------
    Total operating expenses...................   565,169    515,307    479,749
                                                 --------   --------   --------

INCOME FROM OPERATIONS.........................   189,840    155,458    160,850
                                                 --------   --------   --------

OTHER INCOME (EXPENSE):
  Interest expense.............................   (59,022)   (53,077)   (50,133)
  Net gain on subsidiary transactions..........     9,328     11,519      9,915
  Other income (deductions)-net................      (609)     7,993      4,647
                                                 --------   --------   --------
    Total other income (expense)-net...........   (50,303)   (33,565)   (35,571)
                                                 --------   --------   --------

INCOME BEFORE INCOME TAXES.....................   139,537    121,893    125,279

INCOME TAXES...................................    52,416     44,696     42,503
                                                 --------   --------   --------

NET INCOME.....................................    87,121     77,197     82,776

DEDUCT-Preferred stock dividend requirements...     9,123      8,656      8,335
                                                 --------   --------   --------

INCOME AVAILABLE FOR COMMON STOCK..............  $ 77,998   $ 68,541   $ 74,441
                                                 ========   ========   ========

Average common shares outstanding (thousands)..    55,173     53,538     51,616

EARNINGS PER SHARE OF COMMON STOCK.............    $ 1.41     $ 1.28     $ 1.44

Dividends paid per common share................    $ 1.24     $ 1.24     $ 1.24


RETAINED EARNINGS, JANUARY 1...................  $114,848   $112,424   $101,644

NET INCOME.....................................    87,121     77,197     82,776
DIVIDENDS DECLARED:
  Preferred stock..............................    (8,971)    (8,823)    (8,219)
  Common stock.................................   (68,392)   (66,378)   (64,209)
ESOP dividend tax savings......................       425        428        432
                                                 --------   --------   --------

RETAINED EARNINGS, DECEMBER 31.................  $125,031   $114,848   $112,424
                                                 ========   ========   ========





        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
================================================================================
At December 31
Thousands of Dollars

                                                                 1995          1994
                                                              ----------    ----------
ASSETS:
UTILITY PLANT-Original Cost:
  Electric-net..............................................  $1,523,387    $1,477,998
  Natural Gas...............................................     341,947       316,974
  Common plant..............................................      38,332        34,624
                                                              ----------    ----------
    Utility plant...........................................   1,903,666     1,829,596
  Less accumulated depreciation and amortization:
    Electric................................................     429,891       394,559
    Natural Gas.............................................     106,129        97,217
    Common plant............................................      10,228         8,775
                                                              ----------    ----------
      Net utility plant.....................................   1,357,418     1,329,045
                                                              ----------    ----------
OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net..........................      82,252        88,615
  Non-utility properties and investments....................     135,612       100,174
  Other-net.................................................       9,593        13,971
                                                              ----------    ----------
    Total other property and investments....................     227,457       202,760
                                                              ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................       5,164         5,178
  Temporary cash investments................................      27,395        27,928
  Accounts and notes receivable-net.........................     102,389        74,524
  Materials and supplies, fuel stock and natural gas stored.      38,004        21,384
  Prepayments and other.....................................      11,020         7,552
                                                              ----------    ----------
    Total current assets....................................     183,972       136,566
                                                              ----------    ----------
DEFFERRED CHARGES:
  Regulatory assets for deferred income tax.................     169,432       174,349
  Conservation programs.....................................      62,793        66,511
  Prepaid power purchases...................................      32,605        13,680
  Unamortized debt expense..................................      25,684        28,406
  Other-net.................................................      39,541        42,936
                                                              ----------    ----------
    Total deferred charges..................................     330,055       325,882
                                                              ----------    ----------
      TOTAL.................................................  $2,098,902    $1,994,253
                                                              ==========    ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of
  Capitalization)...........................................  $1,590,412    $1,533,640
                                                              ----------    ----------
CURRENT LIABILITIES:
  Accounts payable..........................................      64,841        46,217
  Taxes and interest accrued................................      39,415        28,931
  Other.....................................................      64,703        58,541
                                                              ----------    ----------
    Total current liabilities...............................     168,959       133,689
                                                              ----------    ----------
DEFERRED CREDITS:
  Deferred income taxes.....................................     307,529       310,167
  Other.....................................................      32,002        16,757
                                                              ----------    ----------
    Total deferred credits..................................     339,531       326,924
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 9, 13 and 14)
      TOTAL.................................................  $2,098,902    $1,994,253
                                                              ==========    ==========


       The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
================================================================================
At December 31
Thousands of Dollars

                                                                                     1995             1994
                                                                                     ----             ----
COMMON EQUITY:
  Common stock, no par value; 200,000,000 shares authorized:
    shares outstanding: 1995-55,947,967; 1994-54,420,696.......................  $  594,636       $  570,603
  Note receivable from employee stock ownership plan...........................     (11,690)         (12,267)
  Capital stock expense and other paid in capital..............................     (10,072)         (10,031)
  Unrealized investment gain-net...............................................      19,220           14,341
  Retained earnings............................................................     125,031          114,848
                                                                                 ----------       ----------
    Total common equity........................................................     717,125          677,494
                                                                                 ----------        ---------


PREFERRED STOCK-CUMULATIVE:
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
    Flexible Auction Series J; 500 shares outstanding ($100,000 stated value)..      50,000           50,000
                                                                                 ----------       ----------
      Total not subject to mandatory redemption................................      50,000           50,000
                                                                                 ----------       ----------
  Subject to mandatory redemption:
    $8.625 Series I; 500,000 shares outstanding ($100 stated value)............      50,000           50,000
    $6.95 Series K; 350,000 shares outstanding ($100 stated value).............      35,000           35,000
                                                                                 ----------       ----------
      Total subject to mandatory redemption....................................      85,000           85,000
                                                                                 ----------       ----------
LONG-TERM DEBT:
  First Mortgage Bonds:
    4 5/8% due March 1, 1995...................................................         --            10,000
    7 1/8% due December 1, 2013................................................      66,700           66,700
    7 2/5% due December 1, 2016................................................      17,000           17,000
    Secured Medium-Term Notes:
      Series A - 4.72% to 8.06% due 1996 through 2023..........................     250,000          250,000
      Series B - 6.50% to 8.25% due 1997 through 2010..........................     141,000           63,000
                                                                                 ----------       ----------
      Total first mortgage bonds...............................................     474,700          406,700
                                                                                 ----------       ----------
  Pollution Control Bonds:
    6% Series due 2023.........................................................       4,100            4,100

  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% due 1997 through 2007............................      72,500           92,500
    Series B - 5.50% to 8.55% due 1996 through 2023............................     135,000          150,000
                                                                                 ----------       ----------
      Total unsecured medium-term notes........................................     207,500          242,500
                                                                                 ----------       ----------
  Notes payable (due within one year) to be refinanced.........................      29,500           58,000
  Other........................................................................      22,487            9,846
                                                                                 ----------       ----------
    Total long-term debt.......................................................     738,287          721,146
                                                                                 ----------       ----------
TOTAL CAPITALIZATION...........................................................  $1,590,412       $1,533,640
                                                                                 ==========       ==========


        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
================================================================================
For the Years Ended December 31
Thousands of Dollars

                                                                       1995          1994           1993
                                                                       ----          ----           ----
OPERATING  ACTIVITIES:
  Net income.......................................................  $ 87,121      $  77,197      $  82,776
  NON-CASH ITEMS INCLUDED IN NET INCOME:
    Depreciation and amortization..................................    67,572         59,479         58,354
    Provision for deferred income taxes............................    (5,487)        15,380          6,962
    Allowance for equity funds used during construction............      (589)        (1,261)        (1,666)
    Power and natural gas cost deferrals and amortizations.........    16,156          6,365         (7,624)
    Deferred revenues and other....................................     9,600          5,971          6,968
    (Increase) decrease in working capital components:
      Receivables and prepaid expense..............................   (22,279)       (12,458)         1,116
      Materials & supplies, fuel stock and natural gas stored......   (11,733)        (1,864)        (2,001)
      Payables and other accrued liabilities.......................    21,532          4,343         (1,846)
      Other........................................................   (29,661)        (8,309)         8,767
                                                                     --------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................   132,232        144,843        151,806
                                                                     --------      ---------      ---------
INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds).........   (83,494)       (95,815)      (111,118)
  Other capital requirements.......................................       550        (21,603)       (30,216)
  (Increase) decrease in other noncurrent balance sheet items-net..     8,893        (21,686)        (1,063)
  Assets acquired and investments in subsidiaries..................   (13,864)       (43,823)         2,725
                                                                     --------      ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES..............................   (87,915)      (182,927)      (139,672)
                                                                     --------      ---------      ---------
FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings.....................   (28,500)       (10,001)        64,001
  Proceeds from issuance of long-term debt.........................    78,000         88,000        254,100
  Redemption and maturity of long-term debt........................   (45,000)        (7,500)      (274,100)
  Sale of common stock.............................................    12,518         14,934         25,899
  Redemption premiums..............................................        --             --         (9,595)
  Other............................................................     4,150         10,051         (7,819)
                                                                     --------      ---------      ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS.....................    21,168         95,484         52,486
  Less cash dividends paid.........................................   (65,499)       (63,423)       (61,773)
                                                                     --------      ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................   (44,331)        32,061         (9,287)
                                                                     --------      ---------      ---------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS.................       (14)        (6,023)         2,847
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................     5,178         11,201          8,354
                                                                     --------      ---------      ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD...........................  $  5,164      $   5,178      $  11,201
                                                                     ========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period:
    Interest.......................................................  $ 53,415      $  46,861      $  47,854
    Income taxes...................................................  $ 50,004      $  34,094      $  35,649
  Noncash financing and investing activities.......................  $ 87,763      $  25,891      $  13,327



        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
================================================================================
For the Years Ended December 31
Thousands of Dollars

                                                       1995            1994             1993
                                                    ----------      ----------       ----------

OPERATING REVENUES:
  Electric........................................  $  486,989      $  451,291       $  464,175
  Natural Gas.....................................     174,227         156,776          137,547
  Non-utility.....................................      93,793          62,698           38,877
                                                    ----------      ----------       ----------
    Total operating revenues......................  $  755,009      $  670,765       $  640,599
                                                    ==========      ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Electric:
    Power purchased...............................  $   97,669      $  106,277       $  118,809
    Fuel for generation...........................      32,298          39,176           34,233
    Other electric................................      80,834          61,268           68,567
  Natural Gas:
    Natural gas purchased for resale..............     102,375          91,277           71,867
    Other natural gas.............................      15,655          14,297           14,286
  Non-utility.....................................      59,288          38,408           14,355
                                                    ----------      ----------       ----------
    Total operations and maintenance expenses.....  $  388,119      $  350,703       $  322,117
                                                    ==========      ==========       ==========
ADMINISTRATIVE AND GENERAL EXPENSES:
  Electric........................................  $   39,087      $   35,190       $   32,376
  Natural Gas.....................................      12,351          10,944           10,069
  Non-utility.....................................      11,048          13,511           12,638
                                                    ----------      ----------       ----------
    Total administrative and general expenses.....  $   62,486      $   59,645       $   55,083
                                                    ==========      ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Electric........................................  $   49,499      $   48,233       $   47,003
  Natural Gas.....................................       9,670           8,199            8,470
  Non-utility.....................................       8,403           3,047            2,881
                                                    ----------      ----------       ----------
    Total depreciation and amortization expenses..  $   67,572      $   59,479       $   58,354
                                                    ==========      ==========       ==========

INCOME FROM OPERATIONS:
  Electric........................................  $  150,988      $  125,125       $  128,166
  Natural Gas.....................................      25,356          23,926           24,942
  Non-utility.....................................      13,496           6,407            7,742
                                                    ----------      ----------       ----------
    Total income from operations..................  $  189,840      $  155,458       $  160,850
                                                    ==========      ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Utility operations..............................  $   63,187      $   54,911       $   61,175
  Non-utility operations..........................      14,811          13,630           13,266
                                                    ----------      ----------       ----------
    Total income available for common stock ......  $   77,998      $   68,541       $   74,441
                                                    ==========      ==========       ==========

ASSETS:
  Electric........................................  $1,440,560      $1,441,643       $1,372,128
  Natural Gas.....................................     274,408         247,060          220,253
  Common plant....................................      28,104          25,849           27,572
  Other utility assets............................     129,319         106,118           81,699
  Non-utility assets..............................     226,511         173,583          136,186
                                                    ----------      ----------       ----------
    Total assets..................................  $2,098,902      $1,994,253       $1,837,838
                                                    ==========      ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
  Electric........................................  $   44,656      $   70,791       $  84,277
  Natural Gas.....................................      25,939          32,682          30,774
  Common plant....................................       9,349          19,262          19,801
  Non-utility.....................................       4,934           8,701           3,452
                                                    ----------      ----------       ----------
    Total capital expenditures....................  $   84,878      $  131,436       $  138,304
                                                    ==========      ==========       ==========



        The Accompanying Notes are an Integral Part of These Statements.

THE WASHINGTON WATER POWER COMPANY
================================================================================

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company was incorporated in the State of Washington in 1889, and is primarily engaged as a utility in the generation, purchase, transmission, distribution and sale of electric energy and the purchase, transportation, distribution and sale of natural gas. Natural gas operations are affected to a significant degree by weather conditions and customer growth. The Company's electric operations are highly dependent upon hydroelectric generation for its power supply. As a result, the electric operations of the Company are significantly affected by weather and streamflow conditions and, to a lesser degree, by customer growth. Revenues from new wholesale contracts and the sale of surplus energy to other utilities and the cost of power purchases vary from year to year depending on streamflow conditions and the wholesale power market. The wholesale power market in the Northwest region is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power in the Southwest region. Other factors affecting the wholesale power market include new entrants in the wholesale market, such as power brokers and marketers, and competition from low cost generation being developed by independent power producers. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth, conservation, appliance efficiency and other technology.

BASIS OF REPORTING

The financial statements are presented on a consolidated basis and, as such, include the assets, liabilities, revenues and expenses of The Washington Water Power Company (Company) and its wholly owned subsidiaries, Pentzer Corporation (Pentzer), Washington Irrigation and Development Company (WIDCo), Altus Laboratories, Altus Energy Solutions and WP Finance Company. All material intercompany transactions have been eliminated in the consolidation. As discussed in Note 15, the 1993 and 1994 operating results for ITRON were accounted for on the equity method; however, as of December 31, 1994, Pentzer's investment in ITRON is classified as available for sale and recorded at fair value on the Consolidated Balance Sheets. The accompanying financial statements include the Company's proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (See Note 3). The financial activity of each of the Company's segments is reported in the "Schedule of Information by Business Segments." Such information is an integral part of these financial statements.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that directly affect the reported amounts of assets, liabilities, revenues and expenses.

SYSTEM OF ACCOUNTS

The accounting records of the Company's utility operations are maintained in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by the appropriate state regulatory commissions.

REGULATION

The Company is subject to state regulation in Washington, Idaho and Montana for its electric operations. Natural gas operations are regulated in Washington, Idaho, Oregon and California. The Company is subject to regulation by the FERC with respect to its wholesale electric transmission rates and the natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project.

OPERATING REVENUES
The Company accrues estimated unbilled revenues for electric and natural gas services provided through month-end.

THE WASHINGTON WATER POWER COMPANY
================================================================================

OTHER INCOME-NET

Other income-net is composed of the following items:

                                                         Years Ended December 31,
                                                    ---------------------------------
                                                      1995        1994          1993
                                                      ----        ----          ----
                                                           (Thousands of Dollars)
    Interest income ..........................      $ 3,645     $ 3,535       $ 4,058
    Capitalized interest (debt) ..............        1,042       3,687         3,027
    Gain (loss) on property dispositions .....        1,272         738        (1,370)
    Equity earnings in subsidiary companies ..            -       1,774         1,653
    Minority interest ........................         (314)       (289)       (1,273)
    Capitalized interest (equity) ............          589       1,261         1,666
    Other ....................................       (6,843)     (2,713)       (3,114)
                                                    -------     -------       -------
         Total ...............................      $  (609)    $ 7,993       $ 4,647
                                                    =======     =======       =======

EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common shares outstanding during the period.

UTILITY PLANT

The cost of additions to utility plant, including an allowance for funds used during construction and replacements of units of property and betterments, is capitalized. Costs of depreciable units of property retired plus costs of removal less salvage are charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. In accordance with the uniform system of accounts prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and is credited currently as a noncash item to Other Income (see Other Income above). The Company generally is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a fair return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant has been placed in service. Cash inflow related to AFUDC does not occur until the related utility plant investment is placed in service.

The effective AFUDC rate was 10.67% in 1995, 1994 and 1993. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

DEPRECIATION

For utility operations, depreciation provisions are estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 6%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.57% in 1995, 2.56% in 1994 and 2.68% in 1993.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

TEMPORARY INVESTMENTS

Under FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt and marketable equity securities are classified as "available for sale" and are recorded at fair value. Investments totaling $37.1 million and $27.4 million are included on the Consolidated Balance Sheets at December 31, 1995 as other property and investments and current assets, respectively. Investments totaling $34.1 million and $27.9 million are included on the Consolidated Balance Sheets at December 31, 1994 as other property and investments and current assets, respectively. Unrealized investment gains, as of December 31, 1995 and 1994, of $19.2 million and $14.3 million, respectively, net of taxes, are reflected as a separate component of shareholders' equity on the Consolidated Statements of Capitalization.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has used derivative instruments to a limited extent as a means of hedging its costs and preserving margins in the wholesale power business. The extent of derivatives used through the end of 1995 is not

THE WASHINGTON WATER POWER COMPANY
================================================================================

significant. The Company may continue to use derivative instruments for hedging and risk mitigation purposes, but has adopted a policy not to trade in derivatives for speculative reasons.

DEFERRED CHARGES AND CREDITS

The Company prepares its financial statements in accordance with the provisions of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A regulated enterprise can prepare its financial statements in accordance with FAS No. 71 only if (i) the enterprise's rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the enterprise's cost of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers. FAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, FAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of FAS No. 71 to all or a portion of the Company's regulated operations, the Company would be required to write off its regulatory assets and would be precluded from the future deferral in the Consolidated Balance Sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.

The Company's primary regulatory assets include Investment in Exchange Power, conservation programs, deferred income taxes, the provision for postretirement benefits, unrecovered purchased gas costs and debt issuance and redemption costs. Included in Deferred Charges, Other are merger transaction and transition costs. Deferred credits include the gain on the general office building sale/leaseback being amortized over the life of the lease.

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS

In 1989, the Idaho Public Utilities Commission (IPUC) approved the Company's filing for a power cost adjustment mechanism (PCA). The PCA is designed to allow the Company to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. On July 18, 1994, the IPUC approved an indefinite extension of the Company's proposed modifications to the PCA. The modified PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and PURPA contracts, but it no longer tracks changes in revenues or cost associated with other wheeling or power contracts. Rate changes are triggered when the deferred balance reaches $2.2 million. As of December 31, 1995, $0.7 million of credits not yet subject to a rebate had accumulated in the PCA deferral account. The following surcharges were in effect during the past three years:

       $2.3 million (2.4%) surcharge effective September 1, 1995, which will expire August 31, 1996
       $2.2 million (2.5%) surcharge effective January 1, 1995, which expired
        December 31, 1995
       $2.3 million (2.6%) surcharge effective November 1, 1992, which expired
        October 31, 1993

Under established regulatory practices, the Company is also allowed to adjust its natural gas rates from time to time to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates.

INCOME TAXES

The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1992 return.

NEW ACCOUNTING STANDARDS

FAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued by the Financial Accounting Standards Board (FASB), and is effective for fiscal years beginning after December 15, 1995. FAS No. 121 requires the review of certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, a loss is recognized. The Company will adopt the standard on January 1, 1996, but does not expect any material impact on the Company's financial position or results of operations. The Company will continue to periodically review its assets to determine whether any assets meet the requirements for impairment recognition under this standard.

THE WASHINGTON WATER POWER COMPANY
================================================================================

FAS No. 123, entitled "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995, addresses the recommended accounting and disclosure for stock-based employee compensation plans. The Company will adopt the standard on January 1, 1996, but will continue to measure stock-based compensation according to Accounting Principles Board Opinion (APB) 25.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.


NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (dollars in thousands):

                                                                              At December 31,
                                                                          ----------------------
                                                                             1995        1994
                                                                             ----        ----
            Electric:
               Production...........................................      $  691,192  $  678,356
               Transmission.........................................         248,587     238,912
               Distribution.........................................         510,489     458,867
               Construction work in progress (CWIP) and other.......          73,119     101,863
                                                                          ----------  ----------
                 Electric total.....................................       1,523,387   1,477,998
                                                                          ----------  ----------
            Natural Gas:
               Underground storage..................................          16,385      14,946
               Transmission.........................................           3,060       3,090
               Distribution.........................................         276,295     253,830
               CWIP and other.......................................          46,207      45,108
                                                                          ----------  ----------
                 Natural Gas total..................................         341,947     316,974
                                                                          ----------  ----------
               Common plant (including CWIP)........................          38,332      34,624
                                                                          ----------  ----------
                 Total utility......................................       1,903,666   1,829,596
               Non-utility..........................................          60,498      56,466
                                                                          ----------  ----------
                 Total..............................................      $1,964,164  $1,886,062
                                                                          ==========  ==========

NOTE 3.  JOINTLY OWNED ELECTRIC FACILITIES

The Company has invested in several jointly owned generating plants. Financing for the Company's ownership in the projects is provided by the Company. The Company's share of related operating and maintenance expenses for plants in service is included in corresponding accounts in the Consolidated Statements of Income. The following table indicates the Company's percentage ownership and the extent of the Company's investment in such plants at December 31, 1995:

                                                                 Company's Current Share of
                                            ----------------------------------------------------------------
                          KW of                                                                 Construction
                        Installed   Fuel    Ownership       Plant in  Accumulated    Net Plant     Work in
Project                 Capacity   Source      (%)          Service   Depreciation  In Service    Progress
-------                 ---------  ------   ---------       --------  ------------  ----------  ------------
                                                                       (Thousands of Dollars)
Centralia ..........    1,330,000   Coal        15%         $ 55,197    $32,683      $ 22,514      $1,337
Colstrip 3 & 4 .....    1,556,000   Coal        15           272,338     88,205       184,133           -

THE WASHINGTON WATER POWER COMPANY
================================================================================

NOTE 4.  ACCOUNTS RECEIVABLE SALE

The Company has entered into an agreement whereby it can sell without recourse, on a revolving basis, up to $40,000,000 of interests in certain accounts receivable, both billed and unbilled. The Company is obligated to pay fees which approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. The amount of such fees is included in operating expenses. At both December 31, 1995 and 1994, $40,000,000 in receivables had been sold pursuant to the agreement.

NOTE 5.  COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($11,690,250 at December 31, 1995) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 1995, the cost recorded for the Plan was $2,857,000. This included the cost for an additional 304,353 shares which were issued for ongoing employee and Company contributions to the Plan. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $1,146,000, $2,350,000 and $1,215,000, respectively.

In February 1990, the Company adopted a shareholder rights plan, which was subsequently amended, pursuant to which holders of Common Stock outstanding on March 2, 1990, or issued thereafter, have been granted one preferred share purchase right (Right) on each outstanding share of Common Stock. Each Right, initially evidenced by and traded with the shares of Common Stock, entitles the registered holder to purchase one two-hundredth of a share of Preferred Stock of the Company, without par value, at an exercise price of $40, subject to certain adjustments, regulatory approval and other specified conditions. The Rights will be exercisable only if a person or group acquires 10% or more of the Common Stock or announces a tender offer, the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the Common Stock. The Rights may be redeemed, at a redemption price of $0.005 per Right, by the Board of Directors of the Company at any time until any person or group has acquired 10% or more of the Common Stock. The Rights will expire on the earlier of February 16, 2000 or the effective time of the merger with Sierra Pacific Resources (SPR), Sierra Pacific Power Company (SPPC) and Altus Corporation (Altus). See Note 16 for additional information about the proposed merger.

During 1992, the Company received authorization to issue 1.5 million shares of Common Stock under a second Periodic Offering Program (POP). In 1993, 576,400 shares of the POP were issued for net proceeds of $11.2 million. Through December 31, 1993, 927,600 shares of the POP were issued for net proceeds of $17.3 million. No shares were issued under the POP during 1994 or 1995. At December 31, 1995, 572,400 shares remained authorized but unissued.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company's stockholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company's Common Stock at current market value.

Sales of Common Stock for 1995, 1994 and 1993 are summarized below (in thousands of dollars):

                                              1995                    1994                    1993
                                      --------------------    --------------------    --------------------
                                        Shares     Amount       Shares     Amount       Shares     Amount
                                      ----------  --------    ----------  --------    ----------  --------
Balance at January 1................  54,420,696  $570,603    52,757,545  $544,609    50,888,130  $508,202
                                      ----------  --------    ----------  --------    ----------  --------
 Employee Investment Plan (401-K)...     304,353     4,718       272,278     4,302       165,335     3,216
 Dividend Reinvestment Plan.........   1,222,918    19,315     1,390,873    21,692     1,127,680    21,779
 Periodic Offering..................           -         -             -         -       576,400    11,412
                                      ----------  --------    ----------  --------    ----------  --------
 Total Issues.......................   1,527,271    24,033     1,663,151    25,994     1,869,415    36,407
                                      ----------  --------    ----------  --------    ----------  --------
Balance at December 31..............  55,947,967  $594,636    54,420,696  $570,603    52,757,545  $544,609
                                      ==========  ========    ==========  ========    ==========  ========

THE WASHINGTON WATER POWER COMPANY
================================================================================

NOTE 6.  PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:

The dividend rate on Flexible Auction Preferred Stock, Series J is reset every 49 days based on an auction. During 1995, the dividend rate varied from 4.410% to 5.150% and at December 31, 1995, was 5.150%. Series J is subject to redemption at the Company's option at a redemption price of 100% per share plus accrued dividends.

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

There are $50 million in mandatory redemption requirements during the 1996-2000 period.

The fair value of the Company's preferred stock at December 31, 1995 and 1994 is estimated to be $139.8 million, or 104% of the carrying value and $135.1 million, or 100% of the carrying value, respectively. These estimates are based on available market information.

NOTE 7.  LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for First Mortgage Bonds outstanding at December 31, 1995 are as follows:

            Year Ended                            Sinking Fund
            December 31          Maturities       Requirements        Total
            -----------          ----------       ------------        -----
                                             (Thousands of Dollars)
            1996..........         $35,000          $4,747           $39,747
            1997..........          31,000           4,547            35,547
            1998..........          10,000           4,437            14,437
            1999..........          47,500           4,437            51,937
            2000..........          35,000           4,287            39,287

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In 1993, $25,000,000 of Unsecured Medium-Term Notes were issued. At December 31, 1995, the Company had outstanding $207,500,000 of such notes with maturities between 1 and 28 years and with interest rates varying between 5.50% and 9.58%.

In 1995, 1994 and 1993, $78,000,000, $88,000,000 and $225,000,000, respectively, of First Mortgage Bonds in the form of Secured Medium-Term Notes were issued.
At December 31, 1995, the Company had outstanding $391,000,000 of such notes with maturities between 1 and 28 years and with interest rates varying between 4.72% and 8.25%. As of December 31, 1995, the Company had remaining authorization to issue up to $109,000,000.

At December 31, 1995, the Company had $29,500,000 outstanding under borrowing arrangements which will be refinanced in 1996. See Note 8 for details of credit agreements.

THE WASHINGTON WATER POWER COMPANY
================================================================================
Included in other long-term debt are the following related to non-utility operations (in thousands of dollars):

                                                                 Outstanding at December 31
                                                                 --------------------------
                                                                   1995              1994
                                                                  -------          -------
      Notes payable - variable rates through 1999.............    $24,372          $12,518
      Industrial revenue bonds - variable rate through 2003...          -              450
      Capital lease obligations ..............................      4,715               16
                                                                  -------          -------
           Total non-utility                                       29,087           12,984
        Less: current portion                                       6,813            2,960
                                                                  -------          -------
           Net non-utility long-term debt                         $22,274          $10,024
                                                                  =======          =======

The fair value of the Company's long-term debt at December 31, 1995 and 1994 is estimated to be $733.2 million, or 107% of the carrying value and $673.0 million, or 93% of the carrying value, respectively. These estimates are based on available market information.

NOTE 8.  BANK BORROWINGS AND COMMERCIAL PAPER

At December 31, 1995, the Company maintained total lines of credit with various banks under two separate credit agreements amounting to $160,000,000. The Company has one revolving line of credit, expiring December 9, 1997, which provides a total credit commitment of $70,000,000. The second revolving credit agreement is composed of two tranches totaling $90,000,000. One tranche provides for up to $50,000,000 of notes to be outstanding at any one time, while the other provides for up to $40,000,000 of notes to be outstanding at any one time. Both tranches of this agreement expire on July 24, 1996. The Company pays commitment fees of up to 0.15% per annum on the average daily unused portion of each credit agreement.

In addition, under various agreements with banks, the Company can have up to $60,000,000 in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provide, if funds are made available, for fixed-term loans for up to 180 days at a fixed rate of interest. In December 1994, the Company terminated its commercial paper program.

Balances and interest rates of bank borrowings under these arrangements were as follows:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                     1995         1994
                                                                     ----         ----
                                                                   (Dollars in thousands)
            BALANCE OUTSTANDING AT END OF PERIOD:
               Fixed-term loans.................................    $10,000      $33,000
               Revolving credit agreement.......................     19,500       25,000

            MAXIMUM BALANCE DURING PERIOD:
               Fixed-term loans.................................    $10,000      $52,000
               Commercial paper.................................          -       20,000
               Revolving credit agreement.......................     28,500       32,000

            AVERAGE DAILY BALANCE DURING PERIOD:
               Fixed-term loans.................................    $ 5,484      $29,373
               Revolving credit agreement.......................     13,886       10,941

            AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
               Fixed-term loans.................................       6.15%        4.64%
               Revolving credit agreement.......................       6.11         4.49

            AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
               Fixed-term loans.................................       6.06%        6.28%
               Revolving credit agreement.......................       6.08         6.28

THE WASHINGTON WATER POWER COMPANY
================================================================================

Non-utility operations have $48 million in short-term borrowing arrangements available. At December 31, 1995 and 1994, $26.6 million and $22.3 million, respectively, were outstanding.

NOTE 9.  LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from eleven months to seventeen years and expiration dates from 1995 to 2011. Certain of the lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets for varying amounts over the term of the lease. The Company's management believes that the likelihood of the occurrence of the specified events under which the Company could be required to purchase the property is remote. Rent expense for the years ended December 31, 1995, 1994 and 1993 was $10.7 million, $2.3 million and $1.9 million, respectively. Future minimum lease payments (in thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 are estimated as follows:

            Year ending December 31:
                        1996                                 $ 8,450
                        1997                                   7,635
                        1998                                   1,847
                        1999                                   2,257
                        2000                                   2,257
                        Later years                           24,829
                                                             -------
                        Total minimum payments required      $47,275
                                                             =======

The Company also has various other operating leases, which are charged to operating expense, consisting of a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.

NOTE 10.  PENSION PLANS

The Company has a pension plan covering substantially all of its regular full-time employees. Certain of the Company's subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee's average compensation as specified in the Plan. The Company's funding policy is to contribute annually an amount equal to the net periodic pension cost, provided that such contributions are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for tax purposes. Pension fund assets are invested primarily in marketable debt and equity securities. The Company also has another Plan which covers the executive officers.

Net pension cost (income) for 1995, 1994 and 1993 is summarized as follows:

                                                             1995         1994           1993
                                                           --------     --------       --------
                                                                  (Thousands of Dollars)
Service cost-benefits earned during the period.....        $  3,464     $  4,323       $  3,150
Interest cost on projected benefit obligation......           9,142        8,523          7,771
Actual return on plan assets.......................         (27,910)        (248)       (15,108)
Net amortization and deferral......................          17,272      (11,553)         3,717
                                                           --------     --------       --------
            Net periodic pension cost (income).....        $  1,968     $  1,045       $   (470)
                                                           ========     ========       ========

THE WASHINGTON WATER POWER COMPANY
================================================================================

The funded status of the Plans and the pension liability at December 31, 1995, 1994 and 1993, are as follows:

                                                                     1995        1994        1993
                                                                   ---------   ---------   ---------
                                                                        (Thousands of dollars)
Actuarial present value of benefit obligation:
  Accumulated benefit obligation (including vested benefits of
  $(114,964,000), $(88,596,000) and $(84,531,000), respectively)   $(116,877)  $ (90,341)  $ (85,368)
                                                                   =========   =========   =========
  Projected benefit obligation for service rendered to date        $(133,233)  $(107,540)  $(104,025)
  Plan assets at fair value                                          140,528     119,706     126,879
                                                                   ---------   ---------   ---------
  Plan assets in excess of projected benefit obligation                7,295      12,166      22,854
  Unrecognized net gain from returns different than assumed          (19,704)    (17,939)    (21,503)
  Prior service costs not yet recognized                              18,385      14,803       7,983
  Unrecognized net transition asset at year-end
       (being amortized over 11 to 19 years)                         (10,273)    (11,359)    (12,445)
  Regulatory deferrals                                                     -      (1,841)     (3,256)
                                                                   ---------   ---------   ---------
  Pension liability                                                $  (4,297)  $  (4,170)  $  (6,367)
                                                                   =========   =========   =========
Assumptions used in calculations were:
  Discount rate at year-end                                              7.5%        8.5%        7.5%
  Rate of increase in future compensation level                          4.0%        4.0%        4.0%
  Expected long-term rate of return on assets                            9.0%        9.0%        9.0%

NOTE 11.  OTHER POSTRETIREMENT BENEFITS

FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the Company to accrue the estimated cost of postretirement benefit payments during the years that employees provide services and allows recognition of the unrecognized transition obligation in the year of adoption or the amortization of such obligation over a period of up to twenty years. The Company elected to amortize this obligation of approximately $34,500,000 over a period of twenty years, beginning in 1993.

The Company has received accounting orders from the Washington Utilities and Transportation Commission (WUTC) and the IPUC allowing the current deferral of expense accruals under this Statement as a regulatory asset for future recovery. At such time that rate recovery is requested and allowed, cumulative deferrals will be amortized over the remainder of the twenty-year amortization period.
The Company expects to be able to recover the amortized amounts. Therefore, the Company's cash flows and income from operations were not affected by implementation of this Statement through 1995. The Company will begin recognition of the expense accruals in 1996.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. In 1995, 1994 and 1993, the Company recognized $1,800,000, $1,270,000 and $1,250,000, respectively, as an expense for postretirement health care and life insurance benefits. The following table sets forth the health care plan's funded status at December 31, 1995, 1994 and 1993.

Accumulated postretirement benefit obligation (thousands of dollars):

                                                                                    1995        1994        1993
                                                                                  --------    --------    --------
            Retirees                                                                   617         642         620
            Active plan participants                                                 1,328       1,319       1,341
                                                                                  --------    --------    --------
            Total participants                                                       1,945       1,961       1,961

            Unfunded accumulated postretirement benefit obligation                $(28,718)   $(31,072)   $(39,595)
            Unrecognized (gain)/loss                                                (3,396)     (4,897)      1,886
            Unrecognized transition obligation                                      27,288      28,894      33,600
                                                                                  --------    --------    --------
            Accrued postretirement benefit cost                                   $ (4,826)   $ (7,075)   $ (4,109)
                                                                                  ========    ========    ========

THE WASHINGTON WATER POWER COMPANY
================================================================================

Net postretirement benefit cost for 1995, 1994 and 1993 (thousands of dollars):

                                                                                    1995        1994        1993
                                                                                   ------      ------      ------
            Service cost -  benefits earned during the period                      $  573      $  802      $1,156
            Return on the plan assets (if any)                                       (226)          -           -
            Interest cost on accumulated postretirement benefit obligation          2,452       2,596       3,006
            Amortization of transition obligation                                   1,414       1,606       1,769
                                                                                   ------      ------      ------
            Total net periodic cost                                                $4,213      $5,004      $5,931
                                                                                   ======      ======      ======

The currently assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.0% for 1995, decreasing linearly each successive year until it reaches 5.0% in 1999. The assumed rate of future medical cost increases has been gradually decreased since the adoption of FAS 106 in response to the actual leveling off of cost increases in the plan. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and net postretirement health care cost by approximately $2,299,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

NOTE 12.  ACCOUNTING FOR INCOME TAXES

As of December 31, 1995 and 1994, the Company had recorded net regulatory assets of $169,432,000 and $174,349,000, respectively, related to the probable recovery of FAS No. 109, "Accounting for Income Taxes," deferred tax liabilities from customers through future rates. Such net regulatory assets will be adjusted by amounts recovered through rates.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):

                                                         1995         1994        1993
                                                        --------    --------    --------
            Deferred tax liabilities:
             Differences between book and tax bases
               of utility plant                         $320,502    $317,991    $297,175
             Loss on reacquired debt                       7,173       8,216       9,243
             Deferred natural gas credits                      -       1,095       2,679
             Other                                        10,013       8,957       5,575
                                                        --------    --------    --------
               Total deferred tax liabilities            337,688     336,259     314,672
                                                        --------    --------    --------

            Deferred tax assets:
             Reserves not currently deductible            15,742      14,429      14,486
             Contributions in aid of construction          4,634       3,710       2,975
             Deferred natural gas credits                  3,894           -           -
             Gain on sale of office building               1,463       1,555       1,647
             Other                                         4,426       6,398       6,659
                                                        --------    --------    --------
               Total deferred tax assets                  30,159      26,092      25,767
                                                        --------    --------    --------
            Net deferred tax liability                  $307,529    $310,167    $288,905
                                                        ========    ========    ========

THE WASHINGTON WATER POWER COMPANY
================================================================================

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows (the current and deferred effective tax rates are approximately the same during all periods):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                        1995      1994      1993
                                                        ----      ----      ----
                                                         (Thousands of Dollars)
Computed federal income taxes at statutory rate..     $47,875   $41,983   $43,363
Increase (decrease) in tax resulting from:
  Accelerated tax depreciation...................        (909)    1,725    (2,229)
  Equity earnings in affiliates..................         -        (497)     (560)
  Other..........................................       1,297    (1,320)    1,684
                                                       -------   -------   -------
Total federal income tax expense*................     $48,263   $41,891   $42,258
                                                      =======   =======   =======

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:
Federal taxes currently provided.................     $48,318   $32,334   $34,749
Deferred income taxes............................         (55)    9,557     7,509
                                                      -------   -------   -------
Total federal income tax expense.................      48,263    41,891    42,258
  State income tax expense.......................       4,153     2,805       245
                                                      -------   -------   -------
Federal and state income taxes...................     $52,416   $44,696   $42,503
                                                      =======   =======   =======

*Federal Income Tax Expense:
  Utility........................................     $41,203   $35,513   $36,385
  Non-utility....................................       7,060     6,378     5,873
                                                      -------   -------   -------
Total Federal Income Tax Expense.................     $48,263   $41,891   $42,258
                                                      =======   =======   =======

Federal statutory rate...........................          35%       35%       35%

NOTE 13. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts (PUD), the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 1995, pertaining to these contracts is summarized in the following table:

                                                     COMPANY'S CURRENT SHARE OF
                                   ---------------------------------------------------------------
                                                                                         Contract
                                                                    Debt       Revenue    Expira-
                                               Kilowatt    Annual   Service      Bonds      tion
                                   Output     Capability  Costs(2)  Costs(3)  Outstanding   Date
                                   ------     ----------  --------  --------  -----------   ----
                                                              (Thousands of Dollars)
PUD Contracts:
Chelan County PUD:
  Lake Chelan Project.......      100.0%(1)     58,000    $1,933    $  258      $     -     1995
  Rocky Reach Project.......        2.9         37,000     1,166       556        3,617     2011
Grant County PUD:
  Priest Rapids Project.....        6.1         55,000     1,766     1,132        7,830     2005
  Wanapum Project...........        8.2         75,000     2,194     1,460       15,009     2009
Douglas County PUD:
  Wells Project.............        3.9         30,000     1,021       608        7,392     2018
                                                ------    ------    ------      -------
    Totals..................                   255,000    $8,080    $4,014      $33,848
                                               =======    ======    ======      =======

THE WASHINGTON WATER POWER COMPANY
================================================================================

(1) The Company purchased 100% of the Lake Chelan Project output and sold back to the PUD about 40% of the output to supply local service area requirements. The contract expired during 1995.

(2) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 1995.

(3)  Included in annual costs.

Actual expenses for payments made under the above contracts for the years 1995, 1994 and 1993, were $8,080,000, $8,717,000 and $8,721,000, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $3,684,000 in 1996, $3,860,000 in 1997, $5,555,000 in 1998, $5,594,000 in 1999
and $6,948,000 in 2000 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.


NOTE 14.  COMMITMENTS AND CONTINGENCIES

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

OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests showed that the oil has migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site, which have been completed. It is anticipated that a clean-up action plan will be approved by the first quarter of 1996 and that the oil spill clean-up will be conducted in 1996. As of December 31, 1995, an accrual of $3.1 million is reflected on the Company's financial statements, which represents the Company's best estimate of its liability.

The Company has completed a remedial investigation/feasibility study (RI/FS) report, which has been submitted to the DOE. The RI/FS report is subject to public review and comment. The report includes a recommended clean-up action plan (RCAP).

THE WASHINGTON WATER POWER COMPANY
================================================================================

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

WILLIAMS LAKE LAWSUIT

On December 21, 1995, a lawsuit was commenced in Vancouver, British Columbia against the Company's subsidiary, Pentzer Corporation (Pentzer), by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of assets of Pentzer Energy Services, Inc. to B.C. Gas, Inc. and a U.S. subsidiary of B.C. Gas. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. The suit seeks damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp., Pentzer Energy Services, Inc. and WP Energy Company. This action originally had been filed in Spokane Superior Court against each of the same defendants and Washington Water Power. By order dated June 6, 1995, all claims against Washington Water Power were dismissed by that court with prejudice and the claims against the remaining defendants were dismissed without prejudice on the grounds that the lawsuit should have been brought in British Columbia. The Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

THE WASHINGTON WATER POWER COMPANY
================================================================================

OTHER CONTINGENCIES

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The Company has long-term contracts related to the purchase of fuel for thermal generation, natural gas and hydroelectric power. Terms of the natural gas purchase contracts range from one month to five years and the majority provide for minimum purchases at the then effective market rate. The Company also has various agreements for the purchase, sale or exchange of electric energy with other utilities, cogenerators, small power producers and government agencies.

As of December 31, 1995, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 47% of employees. The current agreement with the union local representing the majority of the bargaining unit employees expires on March 25, 1997. A local agreement in the South Lake Tahoe area, which represents approximately 7 employees, expires on June 30, 1996.


NOTE 15.  ACQUISITIONS AND DISPOSITIONS

During 1995, Pentzer acquired two companies, one that designs and packages point-of-purchase displays and other marketing materials for national manufacturers of consumer products and the other that manufactures and assembles metal and wood products for the computer, video arcade and point-of-purchase industries. In 1994 and 1993, Pentzer acquired two and three companies, respectively. Sales of Pentzer's interest in companies involved in telecommunications, technology and energy services resulted in transactional gains of $7.1 million in 1993.

In 1992, Pentzer's common stock ownership in ITRON was reduced from approximately 60% to approximately 40% as a result of the issuance of common stock by ITRON in an acquisition. Accordingly, beginning in 1992, Pentzer's share of ITRON's earnings was accounted for by the equity method and was included in Other Income-Net and its investment in ITRON was reflected on the balance sheet under Other Property and Investments. ITRON's initial public offering in November 1993 and Pentzer's sales of ITRON stock during 1993 and 1994 resulted in a reduction in Pentzer's ownership interest to approximately 14%. As a result, Pentzer's investment in ITRON, beginning in December 1994, is classified as available for sale and recorded at fair value on the Consolidated Balance Sheets.

On March 1, 1996, a subsidiary of Pentzer sold certain property that was held for sale. The sale resulted in a pre-tax gain of approximately $19.3 million, which will be recognized in the first quarter of 1996.


NOTE 16.  PROPOSED MERGER

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a newly formed subsidiary of the Company (Altus, formerly named Resources West Energy Corporation), entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, as amended October 4, 1994 which provides for the merger of the Company, SPR and SPPC with and into Altus. In 1994, applications seeking approval of the merger were filed with the Federal Energy Regulatory Commission (FERC) and with the state utility commissions of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of all the other states. On November 29, 1995, the FERC ordered evidentiary hearings concerning the proposed merger. An administrative law judge has been assigned to the merger proceeding and a pre-hearing conference was held on December 13, 1995 to set a procedural schedule. The companies filed supplemental testimony on February 1, 1996. Hearings are scheduled to begin on June 4, 1996. Based on this schedule, the companies believe an order could be issued by the FERC in 1996 or early 1997.

THE WASHINGTON WATER POWER COMPANY
================================================================================


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

As of December 31, 1995, $14.5 million in merger transaction and transition costs have been deferred and are included on the Company's balance sheet as Other Deferred Charges. The cost of severance and early retirement options elected by certain eligible employees affected by the merger is expected to be approximately $8 million. The Company will determine the treatment of these costs based on regulatory rulings, generally accepted accounting principles and tax regulations. It is anticipated that for accounting purposes these merger transaction and transition costs will be expensed by Altus in the quarter the merger is completed.

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of the Company and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at December 31, 1995 gives effect to the merger as if it had occurred at December 31, 1995. The unaudited pro forma condensed consolidated statements of income for each of the three years in the period ended December 31, 1995 give effect to the merger as if it had occurred at January 1, 1993. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated audited financial statements and related notes thereto of which this note is a part and SPR's historical consolidated audited financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Intercompany transactions (including purchased and exchanged power transactions) between the Company and SPR during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. For comparative purposes, certain historical amounts have been reclassified to conform to the pro forma condensed financial statement format. The net cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements. Pro forma per share data and common shares outstanding for Altus give effect to the conversion of each share of WWP Common Stock into one share of Altus Common Stock and the conversion of each share of SPR Common Stock into 1.44 shares of Altus Common Stock.

THE WASHINGTON WATER POWER COMPANY
================================================================================

Pro Forma Condensed Consolidated Balance Sheet (unaudited, in thousands of dollars):

At December 31, 1995

                                                  WWP        SPR        ALTUS
                                              ----------  ----------  ----------
Assets
Utility plant in service-net................  $1,880,620  $1,816,444  $3,697,064
Construction work in progress...............      23,046     153,066     176,112
                                              ----------  ----------  ----------
   Total....................................   1,903,666   1,969,510   3,873,176
Accumulated depreciation and amortization...     546,248     556,710   1,102,958
                                              ----------  ----------  ----------
   Net utility plant........................   1,357,418   1,412,800   2,770,218
Other property and investments..............     227,457      45,290     272,747
Current assets..............................     183,972     129,414     313,386
Deferred charges............................     330,055     169,123     499,178
                                              ----------  ----------  ----------
   Total assets.............................  $2,098,902  $1,756,627  $3,855,529
                                              ==========  ==========  ==========

Capitalization and Liabilities
Common stock and additional paid-in
   capital..................................  $  594,636  $  463,705  $1,058,341
Other shareholders equity...................     122,489      80,845     203,334
Preferred stock.............................     135,000      86,715     221,715
Long-term debt..............................     738,287     573,933   1,312,220
                                              ----------  ----------  ----------
   Total capitalization.....................   1,590,412   1,205,198   2,795,610
Current liabilities.........................     168,959     203,364     372,323
Deferred income taxes.......................     309,790     159,300     469,090
Other deferred credits......................      29,741     188,765     218,506
                                              ----------  ----------  ----------
   Total capitalization and liabilities.....  $2,098,902  $1,756,627  $3,855,529
                                              ==========  ==========  ==========

Common shares outstanding (thousands).......      55,948      30,035      99,198

Pro Forma Condensed Consolidated Statements of Income (unaudited, in thousands of dollars, except per share amounts):

1995                                             WWP         SPR         ALTUS
----                                          --------    --------    ----------
Operating revenues..........................  $755,009    $606,122    $1,361,131
Operating expenses..........................   565,169     464,787     1,029,956
Income from operations......................   189,840     141,335       331,175
Net income..................................    87,121      65,413       152,534
Income available for common stock...........    77,998      58,039       136,037

Average common shares outstanding...........    55,173      29,755        98,020
Earnings per share..........................  $   1.41    $   1.95    $     1.39

THE WASHINGTON WATER POWER COMPANY
================================================================================

1994                                             WWP        SPR         ALTUS
----                                          --------    --------    ----------
Operating revenues..........................  $670,765    $626,312    $1,297,077
Operating expenses..........................   515,307     498,860     1,014,167
Income from operations......................   155,458     127,452       282,910
Net income..................................    77,197      60,300       137,497
Income available for common stock...........    68,541      52,366       120,907

Average common shares outstanding...........    53,538      29,219        95,613
Earnings per share..........................  $   1.28    $   1.79    $     1.26

1993                                             WWP        SPR         ALTUS
----                                          --------    --------    ----------
Operating revenues..........................  $640,599    $528,075    $1,168,674
Operating expenses..........................   479,749     415,286       895,035
Income from operations......................   160,850     112,789       273,639
Net income..................................    82,776      53,151       135,927
Income available for common stock...........    74,441      44,890       119,331

Average common shares outstanding...........    51,616      26,895        90,345
Earnings per share..........................  $   1.44    $   1.67    $     1.32

THE WASHINGTON WATER POWER COMPANY
================================================================================

NOTE 17. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's electric and natural gas operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions.

A summary of quarterly operations (in thousands of dollars except per share amounts) for 1995 and 1994 follows:

                                                   Three Months Ended
                                      ------------------------------------------
                                       March       June     September   December
                                         31         30         30          31
                                      --------   --------   --------    --------
1995
Operating revenues.................   $197,928   $158,973   $157,869    $240,239
Operating income...................     58,474     40,103     31,565      59,698
Net income.........................     28,453     15,163     10,885      32,619
Income available for common stock..     26,156     12,865      8,618      30,359
Outstanding common stock (000s):
  Weighted average.................     54,582     54,986     55,363      55,745
  Year-end.........................     54,847     55,237     55,617      55,948
Earnings per share:
  Utility operations...............   $   0.43   $   0.19   $   0.11    $   0.41
  Non-utility operations...........       0.05       0.04       0.05        0.13
                                      --------   --------   --------    --------
  Total............................   $   0.48   $   0.23   $   0.16    $   0.54

Dividends paid per common share....   $   0.31   $   0.31   $   0.31    $   0.31

Trading price range per share:
  High.............................   $ 16       $ 16       $ 16 3/8    $ 18
  Low..............................   $ 13 1/2   $ 14 3/4   $ 15        $ 16


1994
Operating revenues.................   $190,871   $147,173   $142,334    $190,552
Operating income...................     51,690     34,015     22,973      46,782
Net income.........................     26,691     15,696      8,104      26,705
Income available for common stock..     24,621     13,547      5,918      24,455
Outstanding common stock (000s):
  Weighted average.................     52,911     53,316     53,751      54,158
  Year-end.........................     53,140     53,584     54,017      54,421
Earnings per share:
  Utility operations...............   $   0.43   $   0.21   $   0.05    $   0.34
  Non-utility operations...........       0.03       0.04       0.06        0.12
                                      --------   --------   --------    --------
  Total............................   $   0.46   $   0.25   $   0.11    $   0.46

Dividends paid per common share....   $   0.31   $   0.31   $   0.31    $   0.31

Trading price range per share:
  High.............................   $ 18 7/8   $ 17 7/8   $ 16 1/4    $ 14 7/8
  Low..............................   $ 16 5/8   $ 14 1/4   $ 13 7/8    $ 13 5/8

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1996.

Executive Officers of the Registrant

Name                 Age  Business Experience During Past 5 Years
----                 ---  ---------------------------------------
Paul A. Redmond       59  Chairman of the Board, President and Chief Executive
                          Officer since February 1994; Chairman of the Board and
                          Chief Executive Officer May 1988 - February 1994.

W. Lester Bryan       55  Senior Vice President -  Rates & Resources since May
                          1992; Vice President - Power Supply August 1983 - May
                          1992.

Jon E. Eliassen       48  Vice President - Finance and Chief Financial Officer
                          since February 1986.

Gary G. Ely           48  Vice President - Natural Gas since February 1991.

Robert D. Fukai       46  Vice President - Human Resources, Corporate Services &
                          Marketing since January 1993; Vice President -
                          Corporate Services & Human Resources October 1992 -
                          December 1992; Vice President - Operations May 1986 -
                          October 1992.

JoAnn G. Matthiesen   55  Vice President - Organization Effectiveness, Public
                          Relations & Assistant to the Chairman since January
                          1993; Vice President - Marketing, Public Relations &
                          Assistant to the Chairman February 1991 - January
                          1993.

Lawrence J. Pierce    43  Vice President - Business Analysis since August 1994;
                          Director - Business Analysis February 1992 - August
                          1994; Treasurer February 1986 - February 1992.

Nancy J. Racicot      48  Vice President - Operations since October 1992; Vice
                          President - Corporate Services March 1990 - October
                          1992.

Ronald R. Peterson    43  Treasurer since February 1992; Manager - Customer
                          Information Services March 1991 - February 1992.

John W. Buergel       52  Controller since May 1990.

Terry L. Syms         47  Corporate Secretary & Manager -  Shareholder Relations
                          since March 1988.

All of the Company's executive officers, with the exception of Messrs. Bryan, Ely, and Buergel and Ms. Racicot, were officers or directors of one or more of the Company's subsidiaries in 1995.

Executive officers are elected annually by the Board of Directors.

THE WASHINGTON WATER POWER COMPANY
================================================================================

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

     None.

(b)  Security ownership of management:

       Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1996.

(c)  Changes in control:

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1996.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements (Included in Part II of this report):

            Independent Auditors' Report

            Consolidated Statements of Income and Retained Earnings for the
                  Years Ended December 31, 1995, 1994 and 1993

            Consolidated Balance Sheets, December 31, 1995 and 1994

            Consolidated Statements of Capitalization, December 31, 1995 and
                  1994

            Consolidated Statements of Cash Flows for the Years Ended December
                  31, 1995, 1994 and 1993

            Schedule of Information by Business Segments for the Years Ended
                  December 31, 1995, 1994 and 1993

            Notes to Financial Statements

(a) 2.  Financial Statement Schedules:

            None

(a) 3.  Exhibits:

            Reference is made to the Exhibit Index commencing on page 55. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by
            Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

            Dated November 29, 1995, regarding the FERC hearing process on the proposed Merger between the Company, Sierra Pacific Resources and Sierra Pacific Power Company.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            THE WASHINGTON WATER POWER COMPANY

March 12, 1996    By                    /s/ PAUL A. REDMOND
--------------      ------------------------------------------------------------
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

              Signature                           Title               Date
              ---------                           -----               ----
                                           Principal Executive
         /s/ PAUL A. REDMOND               Officer and Director   March 12, 1996
----------------------------------------
 Paul A. Redmond (Chairman of the Board,
 President and Chief Executive Officer)

                                           Principal Financial
          /s/ J. E. ELIASSEN              and Accounting Officer  March 12, 1996
----------------------------------------
J. E. Eliassen (Vice President - Finance
      and Chief Financial Officer)


          /s/ DAVID A. CLACK                     Director         March 12, 1996
----------------------------------------
            David A. Clack


        /s/ DUANE B. HAGADONE                    Director         March 12, 1996
----------------------------------------
          Duane B. Hagadone


      /s/ ROBERT S. JEPSON, JR.                  Director         March 12, 1996
----------------------------------------
        Robert S. Jepson, Jr.


         /s/ EUGENE W. MEYER                     Director         March 12, 1996
----------------------------------------
           Eugene W. Meyer


      /s/ H. NORMAN SCHWARZKOPF                  Director         March 12, 1996
----------------------------------------
    General H. Norman Schwarzkopf


         /s/ B. JEAN SILVER                      Director         March 12, 1996
----------------------------------------
           B. Jean Silver


        /s/ LARRY A. STANLEY                     Director         March 12, 1996
----------------------------------------
          Larry A. Stanley


         /s/ R. JOHN TAYLOR                      Director         March 12, 1996
----------------------------------------
           R. John Taylor

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 2-81697 on Form S-8, in Registration Statement No. 2-94816 on Form S-8, in Registration Statement No. 33-49662 on Form S-3, in Registration Statement No. 33-51669 on Form S-3, in Registration Statement No. 33-53655 on Form S-3 and in Registration Statement No. 33-54791 on Form S-8 of our report dated January 26, 1996 (March 1, 1996 as to Note 15) appearing in this Annual Report on Form 10-K of The Washington Water Power Company for the year ended December 31, 1995.



Deloitte & Touche LLP

Seattle, Washington
March 12, 1996

THE WASHINGTON WATER POWER COMPANY
================================================================================

                                 EXHIBIT INDEX

                     Previously Filed*
            -----------------------------------
                With
            Registration                  As
Exhibit        Number                   Exhibit
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

3(a)        1-3701 (with 1994             4(a)        Restated Articles of Incorporation of the Company as
            2nd Quarter 10-Q)                         filed August 4, 1994.

3(b)        1-3701 (with 1995             4(a)        Bylaws of the Company, as amended, May 11, 1995.
            2nd Quarter 10-Q)

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

4(a)-16     2-60728                       2(b)-15     Fifteenth Supplemental Indenture, dated as of May 1, 1973.

4(a)-17     2-60728                       2(b)-16     Sixteenth Supplemental Indenture, dated as of February 1, 1975.

4(a)-18     2-60728                       2(b)-17     Seventeenth Supplemental Indenture, dated as of
                                                       November 1, 1976.

4(a)-19     2-69080                       2(b)-18     Eighteenth Supplemental Indenture, dated as of June 1, 1980.

-------------------

*Incorporated herein by reference.
**Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                        EXHIBIT INDEX (continued)


                     Previously Filed*
            -----------------------------------
                With
            Registration                  As
Exhibit        Number                   Exhibit
-------     ------------                -------

4(a)-20     1-3701 (with                  4(a)-20     Nineteenth Supplemental Indenture, dated as of January 1, 1981.
            1980 Form 10-K)

4(a)-21     2-79571                       4(a)-21     Twentieth Supplemental Indenture, dated as of August 1, 1982.

4(a)-22     1-3701 (with                  4(a)-22     Twenty-First Supplemental Indenture, dated as of
            Form 8-K dated                             September 1, 1983.
            September 20, 1983)

4(a)-23     2-94816                       4(a)-23     Twenty-Second Supplemental Indenture, dated as of
                                                       March 1, 1984.

4(a)-24     1-3701 (with                  4(a)-24     Twenty-Third Supplemental Indenture, dated as of
            1986 Form 10-K)                            December 1, 1986.

4(a)-25     1-3701 (with                  4(a)-25     Twenty-Fourth Supplemental Indenture, dated as of
            1987 Form 10-K)                            January 1, 1988.

4(a)-26     1-3701 (with                  4(a)-26     Twenty-Fifth Supplemental Indenture, dated as of
            1989 Form 10-K)                            October 1, 1989.

4(a)-27     33-51669                      4(a)-27     Twenty-Sixth Supplemental Indenture, dated as of
                                                       April 1, 1993.

4(a)-28     1-3701 (with                  4(a)-28     Twenty-Seventh Supplemental Indenture, dated as of
            1993 Form 10-K)                            January 1, 1994.

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

4(b)-2      1-3701 (with                  4(e)-2      Indenture of Trust, Pollution Control Revenue Refunding
            1989 Form 10-K)                            Bonds (Series 1989 A and 1989 B) between City of Forsyth,
                                                       Rosebud County, Montana and Chemical Bank, dated as of
                                                       November 1, 1989.  Replaces Exhibit 4(e)-2 (Indenture
                                                       of Trust between City of Forsyth, Rosebud County, Montana
                                                       and Chemical Bank dated as of October 1, 1986) filed with
                                                       Form 10-K for 1986 and Exhibit 4(g)-2 (Indenture of Trust
                                                       between City of Forsyth, Rosebud County, Montana and
                                                       Chemical Bank, dated as of April 1, 1987) filed with Form
                                                       10-K for 1987.

4(c)-1      1-3701 (with                  4(h)-1      Indenture between the Company and Chemical Bank dated
            1988 Form 10-K)                            as of July 1, 1988 (Series A and B Medium-Term Notes).

-------------------

 *Incorporated herein by reference.
**Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                        EXHIBIT INDEX (continued)


                     Previously Filed*
            -----------------------------------
                With
            Registration                  As
Exhibit        Number                   Exhibit
-------     ------------                -------

4(d)-1      1-3701 (with                  4(j)-1      Credit Agreements between the Company and Toronto-
            1992 Form 10-K)                            Dominion (Texas), Inc., The Toronto-Dominion Bank
                                                       Houston Agency, The Bank of New York, CIBC, Inc. and
                                                       Citicorp USA, Inc. with Toronto-Dominion (Texas), Inc.
                                                       as agent, dated as of October 1, 1992.

4(d)-2      **                                        First Amendment to Credit Agreements between the Company
                                                       and Toronto-Dominion (Texas), Inc., The Toronto-
                                                       Dominion Bank Houston Agency, The Bank of New York,
                                                       CIBC, Inc. and Citicorp USA, Inc. with Toronto-
                                                       Dominion (Texas), Inc. as agent, dated as of July 26, 1995.

4(d)-3      **                                        Second Amendment to Credit Agreements between the Company
                                                       and Toronto-Dominion (Texas), Inc., The Toronto-
                                                       Dominion Bank Houston Agency, The Bank of New York,
                                                       CIBC, Inc. and Citicorp USA, Inc. with Toronto-
                                                       Dominion (Texas), Inc. as agent, dated as of July 26, 1995.

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

4(e)-2      **                                        Third Amendment to Credit Agreements between the Company
                                                       and Seattle-First National Bank, West One Bank Idaho, N.A.,
                                                       First Interstate Bank of Washington, N.A., First Security Bank
                                                       of Idaho, N.A., U.S. Bank of Washington, N.A., and
                                                       Washington Trust Bank with Seattle-First National Bank as
                                                       agent, dated as of November 21, 1994.

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

4(f)-2      1-3701 (with 1994 First       4(b)        Amendment No. 1 to Rights Agreement, dated as of
            Quarter Form 10-Q)                         May 10, 1994.

4(f)-3      1-3701 (with 1994 Third       4(b)        Amendment No. 2 to Rights Agreement, dated as of
            Quarter Form 10-Q)                         June 27, 1994.

10(a)-1     2-13788                       13(e)       Power Sales Contract (Rocky Reach Project) with
                                                       Public Utility District No. 1 of Chelan County,
                                                       Washington, dated as of November 14, 1957.

10(a)-2     2-60728                       10(b)-1     Amendment to Power Sales Contract (Rocky Reach
                                                       Project) with Public Utility District No. 1 of Chelan
                                                       County, Washington, dated as of June 1, 1968.

-------------------

 *Incorporated herein by reference.
**Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                        EXHIBIT INDEX (continued)


                     Previously Filed*
            -----------------------------------
                With
            Registration                  As
Exhibit        Number                   Exhibit
-------     ------------                -------

10(b)-1     2-13421                       13(d)       Power Sales Contract (Priest Rapids Project) with
                                                       Public Utility District No. 2 of Grant County,
                                                       Washington, dated as of May 22, 1956.

10(b)-2     2-60728                       5(d)-1      Second Amendment to Power Sales Contract (Priest Rapids
                                                       Project) with Public Utility District No. 2 of Grant
                                                       County, Washington, dated as of December 19, 1977.

10(c)-1     2-60728                       5(e)        Power Sales Contract (Wanapum Project) with
                                                       Public Utility District No. 2 of Grant County,
                                                       Washington, dated as of June 22, 1959.

10(c)-2     2-60728                       5(e)-1      First Amendment to Power Sales Contract (Wanapum
                                                       Project) with Public Utility District No. 2 of Grant
                                                       County, Washington, dated as of December 19, 1977.

10(d)-1     2-60728                       5(g)        Power Sales Contract (Wells Project) with Public Utility
                                                       District No. 1 of Douglas County, Washington, dated as
                                                       of September 18, 1963.

10(d)-2     2-60728                       5(g)-1      Amendment to Power Sales Contract (Wells Project)
                                                       with Public Utility District No. 1 of Douglas County,
                                                       Washington, dated as of February 9, 1965.

10(d)-3     2-60728                       5(h)        Reserved Share Power Sales Contract (Wells Project)
                                                       with Public Utility District No. 1 of Douglas County,
                                                       Washington, dated as of September 18, 1963.

10(d)-4     2-60728                       5(h)-1      Amendment to Reserved Share Power Sales Contract
                                                       (Wells Project) with Public Utility District No. 1 of Douglas
                                                       County, Washington, dated as of February 9, 1965.

10(e)       2-60728                       5(i)        Canadian Entitlement Exchange Agreement executed by
                                                       Bonneville Power Administration  Columbia Storage Power
                                                       Exchange and the Company, dated as of August 13, 1964.

10(f)       2-60728                       5(j)        Pacific Northwest Coordination Agreement, dated as of
                                                       September 15, 1964.

10(g)-1     2-60728                       5(k)        Ownership Agreement between the Company, Pacific
                                                       Power & Light Company, Puget Sound Power & Light
                                                       Company, Portland General Electric Company, Seattle City
                                                       Light, Tacoma City Light and Grays Harbor and Snohomish
                                                       County Public Utility Districts as owners of the Centralia
                                                       Steam Electric Generating Plant, dated as of May 15, 1969.

-------------------
*Incorporated herein by reference.
**Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                        EXHIBIT INDEX (continued)


                     Previously Filed*
            -----------------------------------
                With
            Registration                  As
Exhibit        Number                   Exhibit
-------     ------------                -------

10(g)-3     1-3701 (with Form             10(h)-3     Centralia Fuel Supply Agreement between PacifiCorp
            10-K for 1991)                             Electric Operations, as the Seller, and the Company, Puget
                                                       Sound Power & Light Company, Portland General Electric
                                                       Company, Seattle City Light, Tacoma City Light and Grays
                                                       Harbor and Snohomish County Public Utility Districts,
                                                       as the Buyers of coal for the Centralia Steam Electric
                                                       Generating Plant, dated as of January 1, 1991.

10(h)-1     2-47373                       13(y)       Agreement between the Company, Bonneville Power
                                                       Administration and Washington Public Power Supply
                                                       System for purchase and exchange of power from the Nuclear
                                                       Project No. 1 (Hanford), dated as of January 6, 1973.

10(h)-2     2-60728                       5(m)-1      Amendment No. 1 to the Agreement between the Company
                                                       between the Company, Bonneville Power Administration and
                                                       Washington Public Power Supply System for purchase and
                                                       exchange of power from the Nuclear Project No. 1 (Hanford), dated as of May 8, 1974.

10(h)-3     1-3701 (with                  10(i)-3     Agreement between Bonneville Power Administration,
            Form 10-K for                              the Montana Power Company, Pacific Power & Light,
            1986)                                      Portland General Electric, Puget Sound Power & Light, the
                                                       Company and the Supply System for relocation costs of
                                                       Nuclear Project No. 1 (Hanford) dated as of July 9, 1986.

10(i)-1     2-60728                       5(n)        Ownership Agreement of Nuclear Project No. 3, sponsored
                                                       by Washington Public Power Supply System, dated as of
                                                       September 17, 1973.

10(i)-2     1-3701 (with                  1           Settlement Agreement and Covenant Not to Sue executed
            Form 10-Q for                              by the United States Department of Energy acting
            quarter ended                              by and through the Bonneville Power Administration
            September 30,                              and the Company, dated as of September 17, 1985,
            1985)                                      describing the settlement of Project 3 litigation.

10(i)-3     1-3701 (with                  2           Agreement to Dismiss Claims and Covenant
            Form 10-Q for                              Not to Sue between the Washington Public
            quarter ended                              Power Supply System and the Company, dated
            September 30,                              as of September 17, 1985, describing the settlement
            1985)                                      of Project 3 litigation with the Supply System.

10(i)-4     1-3701 (with                  3           Agreement among Puget Sound Power & Light
            Form 10-Q for                              Company, the Company, Portland General Electric
            quarter ended                              Company and PacifiCorp, dba Pacific Power & Light
            September 30,                              Company, agreeing to execute contemporaneously
            1985)                                      an irrevocable offer, to and for the benefit of the Bonneville
                                                       Power Administration, dated as of September 17, 1985.


-------------------
*Incorporated herein by reference.
**Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                           EXHIBIT INDEX (continued)


                    Previously Filed*
              ----------------------------
                  With
              Registration           As
Exhibit          Number            Exhibit
-------       ------------         -------
10(j)-2       2-66184              5(r)             Service Agreement (Natural Gas Storage Service), dated as of
                                                     August 27, 1979, between the Company and Nation.

10(j)-3       2-60728              5(s)             Service Agreement (Liquefaction-Storage Natural Gas Service),
                                                     dated as of December 7, 1977, between the Company and
                                                     Northwest Pipeline Corporation.

10(j)-4        1-3701(with         10(k)-4          Amendment dated as of January 1, 1990, to Firm
               1989 Form 10-K)                       Transportation Agreement, dated as of June 15, 1988,
                                                     between the Company and Northwest Pipeline Corporation.

10(j)-6        1-3701 (with        10(k)-6          Firm Transportation Service Agreement, dated as of
               1992 Form 10-K)                       April 25, 1991, between the Company and Pacific Gas
                                                     Transmission Company.

10(j)-7        1-3701 (with        10(k)-7          Service Agreement Applicable to Firm Transportation Service,
               1992 Form 10-K)                       dated June 12, 1991, between the Company and Alberta
                                                     Natural Gas Company Ltd.

10(j)-8        1-3701 (with        10(k)-8          Natural Gas Sale and Purchase Agreement, dated
               1992 Form 10-K)                       October 31, 1991, between the Company and
                                                     AEC Oil and Gas Company.

10(j)-9        1-3701 (with        10(k)-9          Natural Gas Purchase Contract, dated December 11, 1991
               1992 Form 10-K)                       between the Company and Grand Valley Gas Company
                                                     and Amerada Hess Canada Ltd.

10(j)-10       1-3701 (with        10(k)-10         Natural Gas Purchase Contract, dated December 13, 1991,
               1992 Form 10-K)                       between the Company and Grand Valley Gas Company
                                                     and PanCanadian Petroleum Limited.

10(k)-1        1-3701 (with        13(b)            Letter of Intent for the Construction and Ownership
               Form 8-K for                          of Colstrip Units No. 3 and 4, sponsored by The
               August 1976)                          Montana Power Company, dated as of April 16, 1974.

10(k)-2        1-3701 (with        10(s)-7          Ownership and Operation Agreement for Colstrip
               1981 Form 10-K)                       Units No. 3 and 4, sponsored by The Montana
                                                     Power Company, dated as of May 6, 1981.

10(k)-3        1-3701 (with        10(s)-2          Coal Supply Agreement for Colstrip Units No. 3 and 4
               1981 Form 10-K)                       between The Montana Power Company, Puget Sound
                                                     Power & Light Company, Portland General Electric Company,
                                                     Pacific Power & Light Company, Western Energy
                                                     Company and the Company, dated as of July 2, 1980.

---------------------

 *  Incorporated herein by reference.
**  Filed herewith.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                           EXHIBIT INDEX (continued)


                    Previously Filed*
              ----------------------------
                  With
              Registration           As
Exhibit          Number            Exhibit
-------       ------------         -------
10(k)-4       1-3701 (with         10(s)-3          Amendment No. 1 to Coal Supply Agreement for
              1981 Form 10-K)                        Colstrip Units No. 3 and 4, dated as of July 10, 1981.

10(k)-5       1-3701 (with         10(l)-5          Amendment No. 4 to Coal Supply Agreement for Colstrip
              1988 Form 10-K)                        Units No. 3 and 4, dated as of January 1, 1988.

10(l)-1       1-3701 (with         10(n)-2          Lease Agreement between the Company and IRE-4
              1986 Form 19-K)                        New York, Inc., dated as of December 15, 1986,
                                                     relating to the Company's central operating facility.

10(m)         1-3701 (with         10(v)            Supplemental Agreement No. 2, Skagit/Hanford Project,
              1983 Form 10-K)                        dated as of December 27, 1983, relating to the termination of the Skagit/Hanford Project.

10(n)         1-3701 (with         10(p)-l          Agreement for Purchase and Sale of Firm Capacity and
              1986 Form 10-K)                        Energy between Puget Sound Power & Light Company and the
                                                     Company, dated as of August 1, 1986.

10(o)         1-3701 (with         10(q)-1          Electric Service and Purchase Agreement between
              1991 Form 10-K)                        Potlatch Corporation and the Company, dated as of
                                                     January 3, 1991.

10(p)         1-3701 (with         10(r)-1          Power Sale Agreement between the Company and the
              1992 Form 10-K)                        Northern California Power Agency dated October 11, 1991.

10(q)         1-3701 (with         10(s)-1          Agreements for Purchase and Sale of Firm Capacity
              1992 Form 10-K)                        between the Company and Portland General Electric
                                                     Company dated March and June 1992.

10(r)-1       1-3701 (with         10(s)-1          Employment Agreement between the Company
              1994 Form 10-K)                        and Paul A. Redmond. (***)

10(r)-2       1-3701 (with         10(s)-2          Employment Agreement between the Company
              1994 Form 10-K)                        and W. Lester Bryan. (***)

10(r)-3       1-3701 (with         10(s)-3          Employment Agreement between the Company
              1994 Form 10-K)                       and Nancy Racicot. (***)

10(r)-4       1-3701 (with         10(s)-4          Employment Agreement between the Company
              1994 Form 10-K)                        and Jon E. Eliassen. (***)

-------------
  * Incorporated herein by reference.
 ** Filed herewith.
*** Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.

THE WASHINGTON WATER POWER COMPANY
================================================================================

                           EXHIBIT INDEX (continued)


                    Previously Filed*
              ----------------------------
                  With
              Registration           As
Exhibit          Number            Exhibit
-------       ------------         -------
10(r)-5       1-3701 (with         10(s)-5          Employment Agreement between the Company
              1994 Form 10-K)                        and Robert D. Fukai. (***)

10(r)-6       **                                    Executive Officers' 1995 Incentive Plan. (***)

10(r)-7       1-3701 (with         10(t)-7          Executive Deferral Plan of the Company. (***)
              1992 Form 10-K)

10(r)-8       1-3701 (with         10(t)-8          The Company's Unfunded Outside Director
              1992 Form 10-K)                        Retirement Plan. (***)

10(r)-9       1-3701 (with         10(t)-9          The Company's Unfunded Supplemental
              1992 Form 10-K)                        Executive Retirement Plan. (***)

10(r)-10      1-3701 (with         10(t)-10         The Company's Unfunded Supplemental
              1992 Form 10-K)                        Executive Disability Plan. (***)

10(r)-11      1-3701 (with         10(t)-11         Income Continuation Plan of the Company.(***)
              1992 Form 10-K)

10(s)-1       1-3701 (with         10(t)-1          Employment Agreement between the Company, Sierra
              1994 Form 10-K)                        Pacific Resources, Sierra Pacific Power Company,
                                                     Resources West and Paul A. Redmond. (***)

10(s)-2       1-3701 (with         10(t)-2          Employment Agreement between the Company, Sierra
              1994 Form 10-K)                        Pacific Resources, Sierra Pacific Power Company,
                                                     Resources West and Walter M. Higgins.

12            **                                    Statement re computation of ratio of earnings to fixed
                                                     charges and preferred dividend requirements.

21            **                                    Subsidiaries of Registrant.

27            **                                    Financial Data Schedule.

----------------
  * Incorporated herein by reference.
 ** Filed herewith.
*** Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.