Form 10-Q
period 1996-03-31
WASHINGTON WATER POWER CO
filed 1996-05-15
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)


       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                               Yes [X]      No [ ]

At May 1, 1996, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                         Page No.
                                                                                         --------
Part I.  Financial Information:

           Item 1. Financial Statements

             Consolidated Statements of Income - Three Months Ended
                 March 31, 1996 and 1995...........................................        3

             Consolidated Balance Sheets - March 31, 1996
                 and December 31, 1995.............................................        4

             Consolidated Statements of Capitalization - March 31, 1996
                 and December 31, 1995.............................................        5

             Consolidated Statements of Cash Flows - Three Months Ended
                 March 31, 1996 and 1995...........................................        6

             Schedule of Information by Business Segments - Three Months Ended
                 March 31, 1996 and 1995...........................................        7

             Notes to Consolidated Financial Statements ...........................        8

           Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ........................       13

Part II. Other Information:

           Item 5. Other Information...............................................       16

           Item 6. Exhibits and Reports on Form 8-K ...............................       17

Signature..........................................................................       18

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                     1996             1995
                                                   ---------       ---------

OPERATING REVENUES ..........................      $ 248,004       $ 197,928
                                                   ---------       ---------
OPERATING EXPENSES:
   Operations and maintenance ...............        129,967          93,794
   Administrative and general ...............         20,740          16,118
   Depreciation and amortization ............         17,159          15,418
   Taxes other than income taxes ............         13,692          14,124
                                                   ---------       ---------
     Total operating expenses ...............        181,558         139,454
                                                   ---------       ---------

INCOME FROM OPERATIONS ......................         66,446          58,474
                                                   ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense .........................        (15,306)        (14,730)
   Net gain on subsidiary transactions ......         16,986           1,918
   Other income (deductions)-net ............           (233)           (477)
                                                   ---------       ---------
     Total other income (expense)-net .......          1,447         (13,289)
                                                   ---------       ---------

INCOME BEFORE INCOME TAXES ..................         67,893          45,185

INCOME TAXES ................................         25,984          16,732
                                                   ---------       ---------

NET INCOME ..................................         41,909          28,453

DEDUCT-Preferred stock dividend requirements           2,266           2,297
                                                   ---------       ---------

INCOME AVAILABLE FOR COMMON STOCK ...........      $  39,643       $  26,156
                                                   =========       =========

Average common shares outstanding (thousands)         55,958          54,582

EARNINGS PER SHARE OF COMMON STOCK ..........      $    0.71       $    0.48

Dividends paid per common share .............      $    0.31       $    0.31


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
- --------------------------------------------------------------------------------
Thousands of Dollars

                                                                     March 31,     December 31,
                                                                       1996            1995
                                                                    ----------     ------------
ASSETS:
PROPERTY:
   Utility plant in service-net ..............................      $1,894,110      $1,880,620
   Construction work in progress .............................          24,373          23,046
                                                                    ----------      ----------
     Total ...................................................       1,918,483       1,903,666
   Less:  Accumulated depreciation and amortization ..........         558,149         546,248
                                                                    ----------      ----------
     Net utility plant .......................................       1,360,334       1,357,418
                                                                    ----------      ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................          80,595          82,252
   Non-utility properties and investments ....................         157,125         135,612
   Other-net .................................................          20,987           9,593
                                                                    ----------      ----------
     Total other property and investments ....................         258,707         227,457
                                                                    ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents .................................          17,211           5,164
   Temporary cash investments ................................          28,401          27,395
   Accounts and notes receivable-net .........................          97,734         102,389
   Materials and supplies, fuel stock and natural gas stored .          36,413          38,004
   Prepayments and other .....................................          13,255          11,020
                                                                    ----------      ----------
     Total current assets ....................................         193,014         183,972
                                                                    ----------      ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................         168,263         169,432
   Conservation programs .....................................          61,414          62,793
   Prepaid power purchases ...................................          36,603          32,605
   Unamortized debt expense ..................................          24,894          25,684
   Other-net .................................................          38,532          39,541
                                                                    ----------      ----------
     Total deferred charges ..................................         329,706         330,055
                                                                    ----------      ----------

       TOTAL .................................................      $2,141,761      $2,098,902
                                                                    ==========      ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)      $1,590,544      $1,590,412
                                                                    ----------      ----------

CURRENT LIABILITIES:
   Accounts payable ..........................................          50,043          64,841
   Taxes and interest accrued ................................          71,577          39,415
   Other .....................................................          76,589          64,703
                                                                    ----------      ----------
     Total current liabilities ...............................         198,209         168,959
                                                                    ----------      ----------

DEFERRED CREDITS:
   Deferred income taxes .....................................         313,127         307,529
   Other .....................................................          39,881          32,002
                                                                    ----------      ----------
     Total deferred credits ..................................         353,008         339,531
                                                                    ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

       TOTAL .................................................      $2,141,761      $2,098,902
                                                                    ==========      ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
- --------------------------------------------------------------------------------
Thousands of Dollars

                                                                                     March 31,       December 31,
                                                                                        1996             1995
                                                                                    -----------      ------------
COMMON EQUITY:
   Common stock, no par value:  200,000,000 shares authorized:
     shares outstanding: 1996-55,960,360; 1995-55,947,967 ....................      $   594,853       $   594,636
   Note receivable from employee stock ownership plan ........................          (11,540)          (11,690)
   Capital stock expense and other paid in capital ...........................          (10,086)          (10,072)
   Unrealized investment gain-net ............................................           27,088            19,220
   Retained earnings .........................................................          147,389           125,031
                                                                                    -----------       -----------
       Total common equity ...................................................          747,704           717,125
                                                                                    -----------       -----------

PREFERRED STOCK-CUMULATIVE: (Note 1)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding ($100,000 stated value)           50,000            50,000
                                                                                    -----------       -----------
       Total not subject to mandatory redemption .............................           50,000            50,000
                                                                                    -----------       -----------

   Subject to mandatory redemption:
     $8.625, Series I;  500,000 shares outstanding ($100 stated value) .......           50,000            50,000
     $6.95, Series K;  350,000 shares outstanding ($100 stated value) ........           35,000            35,000
                                                                                    -----------       -----------
       Total subject to mandatory redemption .................................           85,000            85,000
                                                                                    -----------       -----------

LONG-TERM DEBT: (Note 1)
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 .............................................           66,700            66,700
     7 2/5% due December 1, 2016 .............................................           17,000            17,000
     Secured Medium-Term Notes:
       Series A - 4.72% to 8.06% due 1996 through 2023 .......................          250,000           250,000
       Series B - 6.50% to 8.25% due 1997 through 2010 .......................          141,000           141,000
                                                                                    -----------       -----------
       Total first mortgage bonds ............................................          474,700           474,700
                                                                                    -----------       -----------

   Pollution Control Bonds:
     6% Series due 2023 ......................................................            4,100             4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1997 through 2007 .........................           72,500            72,500
     Series B - 5.50% to 8.55% due 1996 through 2023 .........................          135,000           135,000
                                                                                    -----------       -----------
       Total unsecured medium-term notes .....................................          207,500           207,500
                                                                                    -----------       -----------

   Notes payable (due within one year) to be refinanced ......................             --              29,500
   Other .....................................................................           21,540            22,487
                                                                                    -----------       -----------
       Total long-term debt ..................................................          707,840           738,287
                                                                                    -----------       -----------


TOTAL CAPITALIZATION .........................................................      $ 1,590,544       $ 1,590,412
                                                                                    ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                     1996           1995
                                                                                   --------       --------
OPERATING ACTIVITIES:
   Net income ...............................................................      $ 41,909       $ 28,453
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................        17,159         15,418
     Provision for deferred income taxes ....................................         1,678           (182)
     Allowance for equity funds used during construction ....................          (170)          (218)
     Power and natural gas cost deferrals and amortization ..................         6,163          5,729
     Deferred revenues and other-net ........................................         3,764          3,712
     (Increase) decrease in working capital components:
        Receivables and prepaid expenses-net ................................         4,419            994
        Materials & supplies, fuel stock and natural gas stored .............         1,590         (2,136)
        Payables and other accrued liabilities ..............................        14,079         15,635
        Other-net ...........................................................         6,825         (8,151)
                                                                                   --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        97,416         59,254
                                                                                   --------       --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................       (15,910)       (16,570)
   Other capital requirements ...............................................        (2,034)           343
   (Increase) decrease in other noncurrent balance sheet items-net ..........       (18,281)         1,011
   Assets acquired and investments in subsidiaries (Note 3) .................          (234)          (938)
                                                                                   --------       --------
NET CASH USED IN INVESTING ACTIVITIES .......................................       (36,459)       (16,154)
                                                                                   --------       --------

FINANCING ACTIVITIES:
   Increase (decrease) in commercial paper, notes payable
     and bank borrowings-net ................................................       (29,500)       (33,500)
   Maturity of unsecured medium-term notes ..................................          --          (15,000)
   Sale of secured medium-term notes ........................................          --           30,000
   Maturity of first mortgage bonds .........................................          --          (10,000)
   Sale of common stock-net .................................................        (3,103)         3,468
   Other-net ................................................................          (392)        (2,512)
                                                                                   --------       --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ..............................       (32,995)       (27,544)
      Less cash dividends paid ..............................................       (15,915)       (16,202)
                                                                                   --------       --------
NET CASH USED IN FINANCING ACTIVITIES .......................................       (48,910)       (43,746)
                                                                                   --------       --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ........................        12,047           (646)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................         5,164          5,178
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................      $ 17,211       $  4,532
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest ...............................................................      $ 11,652       $  7,929
     Income taxes ...........................................................      $  1,564       $    894
   Non-cash financing and investing activities ..............................      $ 32,125       $  2,955


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                          1996            1995
                                                       ----------      ----------
OPERATING REVENUES:
   Electric .....................................      $  155,817      $  125,821
   Natural gas ..................................          62,213          59,136
   Non-utility ..................................          29,974          12,971
                                                       ----------      ----------
     Total operating revenues ...................      $  248,004      $  197,928
                                                       ==========      ==========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
     Power purchased ............................      $   38,510      $   22,952
     Fuel for generation ........................           7,314           7,723
     Other electric .............................          22,797          17,803
   Natural gas:
     Natural gas purchased for resale ...........          34,756          34,818
     Other natural gas ..........................           4,440           3,746
   Non-utility ..................................          22,150           6,752
                                                       ----------      ----------
     Total operations and maintenance expenses ..      $  129,967      $   93,794
                                                       ==========      ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric .....................................      $   13,042      $    9,669
   Natural gas ..................................           4,359           3,268
   Non-utility ..................................           3,339           3,181
                                                       ----------      ----------
     Total administrative and general expenses ..      $   20,740      $   16,118
                                                       ==========      ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric .....................................      $   12,758      $   12,120
   Natural gas ..................................           2,663           2,445
   Non-utility ..................................           1,738             853
                                                       ----------      ----------
     Total depreciation and amortization expenses      $   17,159      $   15,418
                                                       ==========      ==========

INCOME FROM OPERATIONS:
   Electric .....................................      $   50,922      $   45,147
   Natural gas ..................................          13,101          11,626
   Non-utility ..................................           2,423           1,701
                                                       ----------      ----------
     Total income from operations ...............      $   66,446      $   58,474
                                                       ==========      ==========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations ...........................      $   27,917      $   23,686
   Non-utility operations .......................          11,726           2,470
                                                       ----------      ----------
     Total income available for common stock ....      $   39,643      $   26,156
                                                       ==========      ==========

ASSETS: (1995 amounts at December 31)
   Electric .....................................      $1,461,887      $1,440,560
   Natural gas ..................................         256,825         274,408
   Common plant .................................          28,056          28,104
   Other utility assets .........................         145,343         129,319
   Non-utility assets ...........................         249,650         226,511
                                                       ----------      ----------
     Total assets ...............................      $2,141,761      $2,098,902
                                                       ==========      ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Electric .....................................      $    8,658      $   11,100
   Natural gas ..................................           5,180           6,730
   Common plant .................................           1,530           3,081
   Non-utility ..................................             323             349
                                                       ----------      ----------
     Total capital expenditures .................      $   15,691      $   21,260
                                                       ==========      ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 1.  FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 2.  COMMITMENTS AND CONTINGENCIES

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (the "FPC", predecessor of the Federal Energy Regulatory Commission (FERC)) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million.

Discovery had been stayed pending a decision by the Court on a case involving some similar issues brought by the Tribe against Idaho Power Company. The Court has since decided these issues and has dismissed all claims against Idaho Power. The Idaho Power case has now been appealed by the Nez Perce Tribe to the Ninth Circuit Court of Appeals. On November 21, 1994, the Company filed its Motion and Brief in Support of Summary Judgment of Dismissal. The Nez Perce Tribe has filed a reply brief, and has requested oral argument. A hearing on the Company's Motion for Summary Judgment was held by the Court on July 27, 1995. On September 22, 1995, the federal magistrate issued a written opinion recommending to the District Court that the Company's Motion for Summary Judgment be granted and the Tribe's claims dismissed. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests showed that the oil has migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site,

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

which have been completed. The Company completed a remedial investigation/feasibility study (RI/FS) report, which was submitted to the DOE. The DOE issued a responsiveness summary in April 1996 which presented the DOE and public comments on the RI/FS. The DOE will now work on drafting the clean-up action plan, which should be completed in mid-July. It is anticipated that the clean-up action plan will be approved by the fall of 1996. The oil spill clean-up will begin once approval is received and will likely extend into 1997. As of March 31, 1996, an accrual of $3.1 million is reflected on the Company's financial statements, which represents the Company's best estimate of its liability.

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

FIRESTORM

On October 16, 1991, gale-force winds struck a five-county area in eastern Washington and a seven-county area in northern Idaho. These winds were responsible for causing 92 separate wildland fires, resulting in two deaths and the loss of 114 homes and other structures, some of which were located in the Company's service territory. Five separate class action lawsuits were originally filed against the Company by private individuals in the Superior Court of Spokane County on October 13, 1993. These suits concern fires identified as Midway, Golden Cirrus, Nine Mile, Ponderosa and Chattaroy. All of these suits were certified as class actions on September 16, 1994, and bifurcated for trial of liability and damage issues by order of the same date. The Company's Motion for Reconsideration was denied on October 21, 1994, and a Motion for Discretionary Review of the Court's decision on certification of class actions was timely filed with the Washington Court of Appeals (Division III) on November 14, 1994.

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

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution and/or transmission lines downed by wind-downed trees. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Ongoing discovery is limited due to a stay of the proceedings pending review by the Washington Supreme Court of a trial court decision ordering the disqualification of plaintiff's counsel. Argument before the Washington Supreme Court was heard on an expedited basis in November 1995; however, the Court has yet to issue its opinion. The Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome. Trials are scheduled to commence on various dates between February 3, 1997 and November 2, 1998. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company.

WILLIAMS LAKE LAWSUIT

On December 21, 1995, a lawsuit was commenced in Vancouver, British Columbia against the Company's subsidiary, Pentzer Corporation (Pentzer), by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

assets of Pentzer Energy Services, Inc. to B.C. Gas, Inc. and a U.S. subsidiary of B.C. Gas. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. The suit seeks damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp., Pentzer Energy Services, Inc. and WP Energy Company. This action originally had been filed in Spokane Superior Court against each of the same defendants and Washington Water Power. By order dated June 6, 1995, all claims against Washington Water Power were dismissed with prejudice by that court and the claims against the remaining defendants were dismissed without prejudice on the grounds that the lawsuit should have been brought in British Columbia. The Company is presently unable to assess the likelihood of an adverse outcome, or estimate an amount or range of potential loss in the event of an adverse outcome.

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


NOTE 3.  ACQUISITIONS AND DISPOSITIONS

On March 1, 1996, Pentzer Development Corporation, a subsidiary of Pentzer, sold the Spokane Industrial Park. The sale resulted in a gain of approximately $11.1 million, net of taxes and other adjustments, which was recognized in the first quarter of 1996.


NOTE 4.  PROPOSED MERGER

In June 1994, the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a newly formed subsidiary of the Company (Altus, formerly named Resources West Energy Corporation), entered into an Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994, as amended October 4, 1994 which provides for the merger of the Company, SPR and SPPC with and into Altus. In 1994, applications seeking approval of the merger were filed with the FERC and with the state utility commissions of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of all the other states. On November 29, 1995, the FERC ordered evidentiary hearings concerning the proposed merger. An administrative law judge has been assigned to the merger proceeding and a pre-hearing conference was held on December 13, 1995 to set a procedural schedule. The companies filed supplemental testimony on February 1, 1996. Hearings are scheduled to begin on June 24, 1996. Based on this schedule, the companies believe an order could be issued by the FERC in 1996 or early 1997.

The merger is designed to qualify as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of the Company, SPR and SPPC would be carried forward to the consolidated financial statements of Altus at their recorded amounts; income of Altus would include income of the Company, SPR and SPPC for the entire fiscal year in which the merger occurs; and the reported income of the separate corporations for prior periods would be combined and restated as income of Altus.

As of March 31, 1996, $15.2 million in merger transaction and transition costs have been deferred and are included on the Company's balance sheet as Other Deferred Charges. The cost of severance and early retirement options

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

elected by certain eligible employees affected by the merger is expected to be approximately $11.2 million. The Company will determine the treatment of these costs based on regulatory rulings, generally accepted accounting principles and tax regulations. It is anticipated that for accounting purposes these merger transaction and transition costs will be expensed by Altus in the quarter the merger is completed.

As previously reported, the cost savings from the merger were initially estimated to approximate $450 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger. However, in new analyses of benefits filed with the FERC, the total net savings estimate was reduced by approximately $80 million over 10 years. This reflects the decision by the companies not to pursue a firm transmission interconnection path, which resulted in a decrease in savings of $52 million, as well as the identification by the companies of a $28 million increase in the costs of severance programs and other transaction and transition costs. In addition, based upon preliminary analyses, the Company anticipated further reductions in the cost savings estimated to result from the merger. While the Company is currently unable to definitively quantify such additional reductions in cost savings, the Company believes that such reductions could be in the range of $20 million to $40 million.

The analyses employed in order to develop estimates of specific amounts of savings to be achieved as a result of the merger were necessarily based upon various assumptions which involve judgments with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates, future business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company, SPR, SPPC and Altus. Accordingly, while the Company believes that such assumptions are reasonable for purposes of the development of estimates of cost savings, there can be no assurance that such assumptions will approximate actual experience or that all such savings will be realized. Additionally, the treatment of the benefits and cost savings will depend on the terms of the regulatory approvals received in the various jurisdictions in which the Company and SPPC operate their businesses.

The following pro forma condensed financial information combines the historical consolidated balance sheets and statements of income of the Company and SPR after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at March 31, 1996 gives effect to the merger as if it had occurred at March 31, 1996. The unaudited pro forma condensed consolidated statement of income for the quarter ended March 31, 1996 gives effect to the merger as if it had occurred at January 1, 1996. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with the Company's historical consolidated financial statements and related notes thereto of which this note is a part and SPR's historical consolidated financial statements and related notes thereto included in reports filed by SPR pursuant to the Securities Exchange Act, as amended. The information contained herein with respect to SPR and its subsidiaries has been supplied by SPR. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

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

Unaudited Pro Forma Condensed Consolidated Balance Sheets at March 31, 1996 (in thousands of dollars):

                                                    WWP              SPR           ALTUS
                                                 ----------      ----------      ----------
       Assets
 Utility plant in service-net .............      $1,894,110      $1,823,481      $3,717,591
 Construction work in progress ............          24,373         171,818         196,191
                                                 ----------      ----------      ----------
     Total ................................       1,918,483       1,995,299       3,913,782
 Accumulated depreciation and amortization          558,149         569,446       1,127,595
                                                 ----------      ----------      ----------
    Net utility plant .....................       1,360,334       1,425,853       2,786,187
 Other property and investments ...........         258,707          45,367         304,074
 Current assets ...........................         193,014         138,758         331,772
 Deferred charges .........................         329,706         164,224         493,930
                                                 ----------      ----------      ----------
     Total assets .........................      $2,141,761      $1,774,202      $3,915,963
                                                 ==========      ==========      ==========

       Capitalization and Liabilities
Common stock and additional paid-in capital      $  594,853      $  466,887      $1,061,740
 Other shareholders equity ................         152,851          89,739         242,590
 Preferred stock ..........................         135,000          86,715         221,715
 Long-term debt ...........................         707,840         603,023       1,310,863
                                                 ----------      ----------      ----------
     Total capitalization .................       1,590,544       1,246,364       2,836,908
 Current liabilities ......................         198,209         179,732         377,941
 Deferred income taxes ....................         313,127         153,750         466,877
 Other deferred credits ...................          39,881         194,356         234,237
                                                 ----------      ----------      ----------
     Total capitalization and liabilities .      $2,141,761      $1,774,202      $3,915,963
                                                 ==========      ==========      ==========

 Common shares outstanding (thousands) ....          55,960          30,236          99,500

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

Unaudited Pro Forma Condensed Consolidated Statements of Income for the three months ended March 31, 1996 (in thousands of dollars, except per share amounts):

                                                   WWP               SPR                ALTUS
                                                --------          --------            --------

     Operating revenues....................     $248,004          $163,826            $411,830
     Operating expenses....................      181,558           123,154             304,712
     Income from operations................       66,446            40,672             107,118
     Net income............................       41,909            19,571              61,480
     Income available for common stock ....       39,643            17,786              57,429

     Average common shares outstanding            55,958            30,113              99,321
     Earnings per share....................        $0.71            $0.59                $0.58

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


RESULTS OF OPERATIONS


OVERALL OPERATIONS

         Overall earnings per share for the first quarter of 1996 increased to $0.71 from $0.48 in 1995. The increase in earnings was primarily the result of a $11.1 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer Corporation's (Pentzer) subsidiaries. Transactional gains during the first quarter of 1995 totaled $1.3 million, net of tax, from the sale of a portion of Itron, Inc. (Itron) stock owned by Pentzer. The increase in earnings was also due to improved utility results, primarily as a result of increased sales, due to both the growing wholesale electric business and temperatures 9% colder than normal during the first quarter of 1996 which increased retail sales to both natural gas and electric customers.

         Utility income available for common stock contributed $0.50 to earnings per share for the first quarter of 1996 compared to $0.43 in the first quarter of 1995. Non-utility income available for common stock contributed $0.21 to earnings per share for the first quarter of 1996 compared to $0.05 in the same period in 1995.


UTILITY OPERATIONS

REVENUES

Electric operating revenues increased $30.0 million in the first quarter of 1996 over 1995. Residential and commercial revenues rose by a combined $7.1 million in the first three months of 1996 due to weather conditions, which resulted in increased customer usage, and a 2.7% growth in residential and commercial customers. Weather was 9% colder than normal during the first quarter of 1996, compared to 10% warmer than normal in the first quarter of 1995. Wholesale revenues totaled $44.0 million in the first quarter of 1996, an increase of $23.6 million, as a result of new firm wholesale contracts and increased secondary sales, as a result of improved streamflow conditions which led to the increased availability of hydroelectric generation in the region. Hydroelectric generation was 158% above normal, due to streamflows which were 265% of normal during the first three months of 1996. Wholesale kWh sales more than tripled, which more than offset the decline of 34% in average prices in the first quarter of 1996 as compared to 1995.

Total natural gas revenues increased by $3.1 million in the first quarter of 1996 compared to the same period in 1995, primarily due to increased usage from residential and commercial customers due to colder than normal weather and increased non-retail sales. Revenues from non-retail sales were offset by like increases in purchased gas expense. Margins from these non-retail transactions were credited back to customers through rate changes for the cost of natural gas. The number of total natural gas customers increased approximately 5.7% in the first quarter of 1996 as compared to 1995.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

OPERATING EXPENSES

New firm wholesale contracts and increased spot market sales, combined with increased electric retail sales as a result of colder than normal temperatures during the first quarter of 1996 caused electric purchased power costs to increase by $15.6 million over 1995.

Other operating and maintenance expenses increased by $5.0 million, or 28%, for electric operations and $0.7 million, or 19%, for natural gas operations during the first quarter of 1996. The increased electric expenses included a $2.0 million increase in the Idaho Power Cost Adjustment (PCA) and a $0.6 million increase in lease payments associated with the Rathdrum combustion turbine, as lease payments did not begin until February of 1995. Both electric and natural gas operations were affected by increased expenses related to amortization of the Demand Side Management programs and increases in uncollectible accounts and other expenses related to customer services.

Administrative and general expenses increased by $4.5 million in the first quarter of 1996, primarily due to a $1.5 million reserve established for severance payments, a $1.6 million write-off of regulatory deferrals of pension expenses and other labor-related costs.

Income taxes increased by $2.8 million and $0.4 million for electric and natural gas operations, respectively, from the first quarter of 1995, as a result of increased operating income in the first quarter of 1996.


NON-UTILITY OPERATIONS

Non-utility operations include the results of Pentzer and six other subsidiaries. Pentzer's business strategy is to acquire controlling interests in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Pentzer's earnings for the first quarter of 1996 exceeded 1995 by $9.4 million primarily due to the impact of a transactional gain of $11.1 million, net of tax and other adjustments, from the sale of Spokane Industrial Park, previously owned and operated by Pentzer's subsidiary, Pentzer Development Corporation. Transactional gains in the first quarter of 1995 were $1.3 million, net of tax, from the sale of a portion of Itron stock owned by Pentzer.

Non-utility operating revenues and expenses increased by $17.0 million and $16.3 million, respectively, in the first quarter of 1996 over the previous year, primarily as a result of acquisitions over the past year. Income from non-utility operations increased by 42% to $2.4 million during the first three months of 1996.

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

Operating Activities Cash available from operating activities in the first quarter of 1996 increased by over $38 million from the same period in 1995 primarily due to decreases in various working capital components, such as receivables, materials and supplies, fuel stock and natural gas stored and prepayments on power contracts, partially offset by a decrease in payables. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities increased by more than $20 million in the first three months of 1996, when compared to the same period in 1995, primarily due to the establishment of trusts for pension benefits and reclamation costs and the net effect on cash flows of transactions related to the sale of property by Pentzer. A portion of the purchase price resulted in the receipt of a note receivable. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities increased by approximately $5 million in the first quarter of 1996 when compared to the same period in 1995. Bank borrowings decreased by $29.5 million in the first quarter of 1996 as a result of increased cash from operating activities. The only securities issued in the first quarter of 1996 were approximately 12,000 shares of common stock for $0.2 million in proceeds from the Company's Dividend Reinvestment Plan. The Company is now purchasing shares in the open market to fulfill the requirements of the Dividend Reinvestment and employee benefit plans.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of March 31, 1996, no balances were outstanding under either the lines of credit or the other borrowing arrangements with banks. The Company had $8.7 million in temporary investments and marketable securities at March 31, 1996.

During the 1996-1998 period, utility capital expenditures are expected to be $237 million, and $90 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 95% of the funds needed for its capital expenditure program. Minimal amounts of external financing will be required to fund maturing long-term debt, preferred stock sinking fund requirements and the remaining portion of capital expenditures. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. These projections relate to the Company on a stand-alone basis and do not reflect any adjustment for the effects of the proposed merger of the Company, SPR and SPPC with and into Altus. See Item 5. Other Information - Regulatory Proceedings for additional information relating to the merger.

NON-UTILITY

The non-utility operations have $40 million in borrowing arrangements ($26.9 million outstanding as of March 31, 1996) to fund corporate requirements on an interim basis. At March 31, 1996, the non-utility operations had $33.3 million in cash and marketable securities with $27.9 million in long-term debt outstanding.

The 1996-1998 non-utility capital expenditures are expected to be $6 million, and $21 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-utility capital expenditure requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, acquisitions or sales of businesses and other transactions.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

TOTAL COMPANY

The Company's total common equity increased by $30.6 million during the first three months of 1996 to $748 million. The increase was primarily due to a $7.9 million increase in unrealized investment gains from Pentzer's investment in Itron and other marketable securities and a $22.4 million increase in retained earnings. The Company's consolidated capital structure at March 31, 1996, was 45% debt, 8% preferred stock and 47% common equity as compared to 46% debt, 9% preferred stock and 45% common equity at year-end 1995.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

REGULATORY PROCEEDINGS.

Merger On June 28, 1994, the Company announced that it had entered into a proposed merger agreement with SPR, SPPC and Altus. Applications seeking approval of the merger were filed with the FERC and with the state utility commissions in the states of California, Idaho, Montana, Nevada, Oregon and Washington. The Montana Public Service Commission issued an order in October 1994 declining to exercise jurisdiction. The Company has received orders approving the merger from the commissions of all the other states. On November 29, 1995, the FERC ordered evidentiary hearings concerning the proposed merger. Hearings are scheduled to begin on June 24, 1996. Based on this schedule, the Company believes an order approving the merger could be issued by the FERC in 1996 or early 1997. Most of the final orders issued by state commissions include a "reopener" clause that allows the state proceedings to be reopened if any party believes that the FERC and any other state commission has taken some action which makes the Stipulation in such state undesirable. See Note 4 to Financial Statements for additional information.

FERC Order No. 888 As previously reported, on March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) relating to transmission services and a supplemental NOPR on Recovery of Stranded Costs, and on April 24, 1996, the FERC issued its final rule in Order No. 888. The final rule requires public utilities operating under the Federal Power Act to provide third-party access to their transmission systems. Each utility is also required to establish separate rates for its transmission and generation services for new wholesale service. Further, utilities are required to take transmission service under the same tariffs applicable to third-party users. The final rule does not change FERC's policy statement on transmission pricing, issued in October 1994, which permits zonal transmission rates in limited circumstances.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

While the FERC confirmed the authority of the States over local distribution and over the service of delivering electric energy to ultimate customers, the FERC asserted its jurisdiction over the rates, terms and conditions of unbundled retail transmission service in interstate commerce. Generally, unbundled retail wheeling customers will take service under the same FERC tariff as wholesale customers. However, if the unbundled retail wheeling occurs as part of a State retail access program, the FERC will defer to State requests for a separate retail transmission tariff varying from the general wholesale transmission tariff so long as such retail tariff is consistent with FERC's open access policies and comparability principles.

The final rule contained in Order No. 888 also provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

The Company does not believe that Order No. 888 will have a material effect on the results of operations of the Company, considered alone. However, the Company is evaluating the provisions of Order No. 888 in the context of the proceeding before the FERC for approval of the Merger, as well as the possible effect thereof in the States in which Altus would do business.

Direct Access Tariff On May 6, 1996, the Company filed with the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) an experimental Direct Access and Delivery Service (DADS) tariff that would allow eligible customers to choose their supplier to serve a portion of their electric load. Eligible customers would include 30 of the Company's largest customers in the two states. These customers' total load represents about 112 average megawatts (aMw), or 15 percent of the Company's total electric retail load; up to one-third of this load, or 37 aMw, could be purchased from an alternative energy supplier if the DADS tariff is approved. The balance of their electric load would continue to be served by the Company and the Company would provide distribution and transmission service at a charge for all energy delivered. This trial tariff would be effective from September 1, 1996 through August 31, 1998. The proposed tariff would not affect the rates for other customer classes during or after the experimental period. The Company intends to absorb any margin losses associated with loads served on the DADS tariff, but is not expected to have a material impact on the financial condition or results of operations of the Company.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                    12 Months Ended
                                               -------------------------
                                               March 31,    December 31,
                                                 1996          1995
                                               ---------    ------------
     Ratio of Earnings to Fixed Charges          3.54 (x)      3.22 (x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements ..      2.88 (x)      2.61 (x)

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



                                  THE WASHINGTON WATER POWER COMPANY
                                  ----------------------------------
                                             (Registrant)





Date:  May 15, 1996                        /s/ J. E. Eliassen
                                     ---------------------------
                                             J. E. Eliassen
                                     Vice President - Finance and
                                        Chief Financial Officer
                                       (Principal Accounting and
                                           Financial Officer)