Form 10-Q
period 1996-06-30
WASHINGTON WATER POWER CO
filed 1996-08-14
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)


           /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


At August 1, 1996, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                           Page No.
Part I.       Financial Information:

              Item 1.  Financial Statements

                  Consolidated Statements of Income - Three Months Ended
                      June 30, 1996 and 1995............................................        3

                  Consolidated Statements of Income - Six Months Ended
                      June 30, 1996 and 1995............................................        4

                  Consolidated Balance Sheets - June 30, 1996
                      and December 31, 1995.............................................        5

                  Consolidated Statements of Capitalization - June 30, 1996
                      and December 31, 1995.............................................        6

                  Consolidated Statements of Cash Flows - Six Months Ended
                      June 30, 1996 and 1995............................................        7

                  Schedule of Information by Business Segments - Three Months Ended
                      June 30, 1996 and 1995............................................        8

                  Schedule of Information by Business Segments - Six Months Ended
                      June 30, 1996 and 1995............................................        9

                  Notes to Consolidated Financial Statements ...........................       10

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........................       14

Part II.          Other Information:

              Item 5.      Other Information............................................       19

              Item 6.      Exhibits and Reports on Form 8-K ............................       20

Signature...............................................................................       21

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                      1996               1995
                                                     ------            ------
OPERATING REVENUES ..........................       $ 195,900        $ 158,973
                                                    ---------        ---------
OPERATING EXPENSES:
   Operations and maintenance ...............         101,774           74,452
   Administrative and general ...............          18,747           16,915
   Depreciation and amortization ............          18,000           15,647
   Taxes other than income taxes ............          13,023           11,856
   Merger-related expenses ..................          14,013             --
                                                    ---------        ---------
     Total operating expenses ...............         165,557          118,870
                                                    ---------        ---------

INCOME FROM OPERATIONS ......................          30,343           40,103
                                                    ---------        ---------

OTHER INCOME (EXPENSE):
   Interest expense .........................         (15,261)         (14,721)
   Net gain on subsidiary transactions ......            --                 34
   Other income (deductions)-net ............             433             (714)
                                                    ---------        ---------
     Total other income (expense)-net .......         (14,828)         (15,401)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES ..................          15,515           24,702

INCOME TAXES ................................           6,547            9,539
                                                    ---------        ---------

NET INCOME ..................................           8,968           15,163

DEDUCT-Preferred stock dividend requirements            2,141            2,298
                                                    ---------        ---------

INCOME AVAILABLE FOR COMMON STOCK ...........       $   6,827        $  12,865
                                                    =========        =========

Average common shares outstanding (thousands)          55,960           54,986

EARNINGS PER SHARE OF COMMON STOCK ..........       $    0.12        $    0.23

Dividends paid per common share .............       $    0.31        $    0.31

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                      1996              1995
                                                     ------             -----
OPERATING REVENUES ..........................       $ 443,903        $ 356,901
                                                    ---------        ---------

OPERATING EXPENSES:
   Operations and maintenance ...............         231,634          168,246
   Administrative and general ...............          37,977           33,032
   Depreciation and amortization ............          35,275           31,065
   Taxes other than income taxes ............          26,715           25,981
   Merger-related expenses ..................          15,513             --
                                                    ---------        ---------
       Total operating expenses .............         347,114          258,324
                                                    ---------        ---------

INCOME FROM OPERATIONS ......................          96,789           98,577
                                                    ---------        ---------

OTHER INCOME (EXPENSE):
   Interest expense .........................         (30,566)         (29,451)
   Net gain on subsidiary transactions ......          17,064            1,952
   Other income (deductions)-net ............             121           (1,190)
                                                    ---------        ---------
     Total other income (expense)-net .......        (13,381)          (28,689)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES ..................          83,408           69,888

INCOME TAXES ................................          32,531           26,270
                                                    ---------        ---------

NET INCOME ..................................          50,877           43,618

DEDUCT-Preferred stock dividend requirements            4,407            4,596
                                                    ---------        ---------

INCOME AVAILABLE FOR COMMON STOCK ...........       $  46,470        $  39,022
                                                    =========        =========

Average common shares outstanding (thousands)          55,959           54,785

EARNINGS PER SHARE OF COMMON STOCK ..........       $    0.83        $    0.71

Dividends paid per common share .............       $    0.62        $    0.62


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
- -------------------------------------------------------------------------------
Thousands of Dollars

                                                                    June 30,        December 31,
                                                                      1996              1995
                                                                   ----------       ------------
ASSETS:
PROPERTY:
   Utility plant in service-net ............................       $1,909,762       $1,880,620
   Construction work in progress ...........................           28,780           23,046
                                                                   ----------       ----------
     Total .................................................        1,938,542        1,903,666
   Less:  Accumulated depreciation and amortization ........          570,040          546,248
                                                                   ----------       ----------
     Net utility plant .....................................        1,368,502        1,357,418
                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ........................           78,878           82,252
   Non-utility properties and investments ..................          164,268          135,612
   Other-net ...............................................           20,901            9,593
                                                                   ----------       ----------
     Total other property and investments ..................          264,047          227,457
                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents ...............................            3,185            5,164
   Temporary cash investments ..............................           18,411           27,395
   Accounts and notes receivable-net .......................           94,108          102,389
   Materials and supplies, fuel stock and natural gas stored           37,977           38,004
   Prepayments and other ...................................           15,470           11,020
                                                                   ----------       ----------
     Total current assets ..................................          169,151          183,972
                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax ...............          167,093          169,432
   Conservation programs ...................................           60,098           62,793
   Prepaid power purchases .................................           37,713           32,605
   Unamortized debt expense ................................           24,100           25,684
   Other-net ...............................................           23,984           39,541
                                                                   ----------       ----------
     Total deferred charges ................................          312,988          330,055
                                                                   ----------       ----------

       TOTAL ...............................................       $2,114,688       $2,098,902
                                                                   ==========       ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of
  Capitalization)...........................................       $1,578,396       $1,590,412
                                                                   ----------       ----------

CURRENT LIABILITIES:
   Accounts payable ........................................           45,476           64,841
   Taxes and interest accrued ..............................           48,607           39,415
   Other ...................................................           92,133           64,703
                                                                   ----------       ----------
     Total current liabilities .............................          186,216          168,959
                                                                   ----------       ----------

DEFERRED CREDITS:
   Deferred income taxes ...................................          307,635          307,529
   Other ...................................................           42,441           32,002
                                                                   ----------       ----------
     Total deferred credits ................................          350,076          339,531
                                                                   ----------       ----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

       TOTAL ...............................................       $2,114,688       $2,098,902
                                                                   ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
- -------------------------------------------------------------------------------
Thousands of Dollars

                                                                                         June 30,          December 31,
                                                                                           1996               1995
                                                                                        -----------        -----------
COMMON EQUITY:
   Common stock, no par value:  200,000,000 shares authorized:
     shares outstanding: 1996-55,960,360; 1995-55,947,967 .......................       $   594,853        $   594,636
   Note receivable from employee stock ownership plan ...........................           (11,363)           (11,690)
   Capital stock expense and other paid in capital ..............................           (10,089)           (10,072)
   Unrealized investment gain-net ...............................................            15,380             19,220
   Retained earnings ............................................................           136,859            125,031
                                                                                        -----------        -----------
       Total common equity ......................................................           725,640            717,125
                                                                                        -----------        -----------

PREFERRED STOCK-CUMULATIVE: (Note 1)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding ($100,000 stated value) ..            50,000             50,000
                                                                                        -----------        -----------
       Total not subject to mandatory redemption ................................            50,000             50,000
                                                                                        -----------        -----------

   Subject to mandatory redemption:
     $8.625, Series I; 300,000 and 500,000 shares outstanding ($100 stated value)            30,000             50,000
     $6.95, Series K;  350,000 shares outstanding ($100 stated value) ...........            35,000             35,000
                                                                                        -----------        -----------
       Total subject to mandatory redemption ....................................            65,000             85,000
                                                                                        -----------        -----------

LONG-TERM DEBT: (Note 1)
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 ................................................            66,700             66,700
     7 2/5% due December 1, 2016 ................................................            17,000             17,000
     Secured Medium-Term Notes:
       Series A - 4.72% to 8.06% due 1996 through 2023 ..........................           250,000            250,000
       Series B - 6.50% to 8.25% due 1997 through 2010 ..........................           141,000            141,000
                                                                                        -----------        -----------
       Total first mortgage bonds ...............................................           474,700            474,700
                                                                                        -----------        -----------

   Pollution Control Bonds:
     6% Series due 2023 .........................................................             4,100              4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1997 through 2007 ............................            72,500             72,500
     Series B - 6.75% to 8.55% due 1999 through 2023 ............................           120,000            135,000
                                                                                        -----------        -----------
       Total unsecured medium-term notes ........................................           192,500            207,500
                                                                                        -----------        -----------

   Notes payable (due within one year) to be refinanced .........................            31,000             29,500
   Other ........................................................................            35,456             22,487
                                                                                        -----------        -----------
       Total long-term debt .....................................................           737,756            738,287
                                                                                        -----------        -----------


TOTAL CAPITALIZATION ............................................................       $ 1,578,396        $ 1,590,412
                                                                                        ===========        ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                      1996              1995
                                                                                     -------           ------
OPERATING ACTIVITIES:
   Net income ...............................................................       $  50,877        $ 43,618
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................          35,275          31,065
     Provision for deferred income taxes ....................................           2,256             (20)
     Allowance for equity funds used during construction ....................            (355)           (427)
     Power and natural gas cost deferrals and amortization ..................           6,539          11,567
     Deferred revenues and other-net ........................................           6,140           6,442
     (Increase) decrease in working capital components:
        Receivables and prepaid expenses-net ................................           8,599           6,381
        Materials & supplies, fuel stock and natural gas stored .............           1,494          (9,145)
        Payables and other accrued liabilities ..............................          (9,454)         (8,761)
        Other-net ...........................................................           5,245          (9,680)
                                                                                    ---------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................         106,616          71,040
                                                                                    ---------        --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................         (36,826)        (34,486)
   Other capital requirements ...............................................            (349)            608
   (Increase) decrease in other noncurrent balance sheet items-net ..........           8,024           6,843
   Assets acquired and investments in subsidiaries (Note 3) .................         (27,488)           (899)
                                                                                    ---------        --------
NET CASH USED IN INVESTING ACTIVITIES .......................................         (56,639)        (27,934)
                                                                                    ---------        --------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .............................           1,500         (51,500)
   Proceeds from issuance of long-term debt .................................            --            58,000
   Redemption and maturity of long-term debt ................................         (15,000)        (25,000)
   Redemption of preferred stock ............................................         (20,000)           --
   Sale of common stock-net .................................................          (6,201)          6,682
   Other-net ................................................................          19,976             140
                                                                                    ---------        --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ..............................         (19,725)        (11,678)
      Less cash dividends paid ..............................................         (32,231)        (32,622)
                                                                                    ---------        --------
NET CASH USED IN FINANCING ACTIVITIES .......................................         (51,956)        (44,300)
                                                                                    ---------        --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ........................          (1,979)         (1,194)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................           5,164           5,178
                                                                                    ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................       $   3,185        $  3,984
                                                                                    =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest ...............................................................       $  28,088        $ 24,632
     Income taxes ...........................................................       $  26,039        $ 18,058
   Non-cash financing and investing activities ..............................       $  36,150        $  5,931


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- -------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                            1996               1995
                                                          -------             ------
OPERATING REVENUES:
   Electric .....................................       $   132,032        $  103,069
   Natural gas ..................................            28,366            35,304
   Non-utility ..................................            35,502            20,600
                                                        -----------        ----------
     Total operating revenues ...................       $   195,900        $  158,973
                                                        ===========        ==========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
     Power purchased ............................       $    27,586        $   15,538
     Fuel for generation ........................             6,394             3,035
     Other electric .............................            21,602            18,113
   Natural gas:
     Natural gas purchased for resale ...........            15,313            21,948
     Other natural gas ..........................             4,242             3,816
   Non-utility ..................................            26,637            12,002
                                                        -----------        ----------
     Total operations and maintenance expenses ..       $   101,774        $   74,452
                                                        ===========        ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric .....................................       $    11,694        $   10,471
   Natural gas ..................................             3,803             3,266
   Non-utility ..................................             3,250             3,178
   Merger-related expenses ......................            14,013              --
                                                        -----------        ----------
     Total administrative and general expenses ..       $    32,760        $   16,915
                                                        ===========        ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric .....................................       $    12,806        $   12,347
   Natural gas ..................................             2,624             2,414
   Non-utility ..................................             2,570               886
                                                        -----------        ----------
     Total depreciation and amortization expenses       $    18,000        $   15,647
                                                        ===========        ==========

INCOME FROM OPERATIONS:
   Electric .....................................       $    30,499        $   34,218
   Natural gas ..................................            (3,071)            1,623
   Non-utility ..................................             2,915             4,262
                                                        -----------        ----------
     Total income from operations ...............       $    30,343        $   40,103
                                                        ===========        ==========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations ...........................       $     5,743        $   10,411
   Non-utility operations .......................             1,084             2,454
                                                        -----------        ----------
     Total income available for common stock ....       $     6,827        $   12,865
                                                        ===========        ==========

ASSETS: (1995 amounts at December 31)
   Electric .....................................       $ 1,462,816        $1,440,560
   Natural gas ..................................           261,248           274,408
   Common plant .................................            28,499            28,104
   Other utility assets .........................            94,357           129,319
   Non-utility assets ...........................           267,768           226,511
                                                        -----------        ----------
     Total assets ...............................       $ 2,114,688        $2,098,902
                                                        ===========        ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Electric .....................................       $    10,747        $   10,046
   Natural gas ..................................             6,225             5,260
   Common plant .................................             3,081             1,314
   Non-utility ..................................               782               458
                                                        -----------        ----------

     Total capital expenditures .................       $    20,835        $   17,078
                                                        ===========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
- --------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                           1996             1995
                                                          -------          ------
OPERATING REVENUES:
   Electric .....................................       $  287,848       $  228,890
   Natural gas ..................................           90,579           94,440
   Non-utility ..................................           65,476           33,571
                                                        ----------       ----------
     Total operating revenues ...................       $  443,903       $  356,901
                                                        ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
     Power purchased ............................       $   66,097       $   38,491
     Fuel for generation ........................           13,708           10,759
     Other electric .............................           44,398           35,915
   Natural gas:
     Natural gas purchased for resale ...........           50,069           56,766
     Other natural gas ..........................            8,683            7,562
   Non-utility ..................................           48,679           18,753
                                                        ----------       ----------
     Total operations and maintenance expenses ..       $  231,634       $  168,246
                                                        ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric .....................................       $   23,578       $   20,140
   Natural gas ..................................            7,819            6,533
   Non-utility ..................................            6,580            6,359
   Merger-related expenses ......................           15,513             --
                                                        ----------       ----------
     Total administrative and general expenses ..       $   53,490       $   33,032
                                                        ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric .....................................       $   25,564       $   24,466
   Natural gas ..................................            5,286            4,859
   Non-utility ..................................            4,425            1,740
                                                        ----------       ----------
     Total depreciation and amortization expenses       $   35,275       $   31,065
                                                        ==========       ==========

INCOME FROM OPERATIONS:
   Electric .....................................       $   81,421       $   79,365
   Natural gas ..................................           10,030           13,249
   Non-utility ..................................            5,338            5,963
                                                        ----------       ----------
     Total income from operations ...............       $   96,789       $   98,577
                                                        ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations ...........................       $   33,660       $   34,097
   Non-utility operations .......................           12,810            4,925
                                                        ----------       ----------
     Total income available for common stock ....       $   46,470       $   39,022
                                                        ==========       ==========

ASSETS: (1995 amounts at December 31)
   Electric .....................................       $1,462,816       $1,440,560
   Natural gas ..................................          261,248          274,408
   Common plant .................................           28,499           28,104
   Other utility assets .........................           94,357          129,319
   Non-utility assets ...........................          267,768          226,511
                                                        ----------       ----------
     Total assets ...............................       $2,114,688       $2,098,902
                                                        ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Electric .....................................       $   19,405       $   19,794
   Natural gas ..................................           11,405           10,005
   Common plant .................................            4,611            2,501
   Non-utility ..................................            1,149              781
                                                        ----------       ----------

     Total capital expenditures .................       $   36,570       $   33,081
                                                        ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

On November 21, 1994, the Company filed a Motion for Summary Judgment of Dismissal. The Nez Perce Tribe filed a reply brief and requested oral argument. A hearing on the Company's Motion for Summary Judgment was held by the Court on July 27, 1995. On September 22, 1995, the federal magistrate issued a written opinion recommending to the District Court that the Company's Motion for Summary Judgment be granted and the Tribe's claims dismissed. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. A briefing schedule requiring the Tribe to file its opening brief on August 7, 1996, and the Company's reply within 30 days, has been vacated by Order dated August 7, 1996, to accommodate a mediation conference on September 27, 1996. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill was discovered in 1982, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests in 1993 showed that the oil had migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

additional soil borings to be made around the site, which have been completed. The Company completed a remedial investigation/feasibility study (RI/FS) report, which was submitted to the DOE in November 1994. The DOE issued a responsiveness summary in April 1996 which presented the DOE and public comments on the RI/FS. The DOE is now drafting the clean-up action plan, which should be available for public review and comments in August. It is anticipated that the clean-up action plan will be approved by the fall of 1996. The oil spill clean-up will begin once approval is received and will extend into 1997. As of June 30, 1996, an accrual of $3.1 million is reflected on the Company's financial statements, which represents the Company's best estimate of its liability.

On August 17, 1995, a lawsuit was filed against the Company in Superior Court of the State of Washington for Spokane County by Davenport Sun International Hotels and Properties, Inc., the owner of a hotel property in downtown Spokane, Washington. The Complaint alleged that the oil released from the Company's Central Steamplant trespassed on property owned by the plaintiff. In addition, the plaintiff claimed that the Steamplant caused a diminution of value of plaintiff's land. Generally, the Complaint was based on a claim of negligence, trespass and nuisance. After mediation, the matter was resolved by settlement and compromise, subject to certain conditions. If the settlement agreement fails or is terminated, the Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

FIRESTORM

On October 16, 1991, gale-force winds struck a five-county area in eastern Washington and a seven-county area in northern Idaho. These winds were responsible for causing 92 separate wildland fires, resulting in two deaths and the loss of 114 homes and other structures, some of which were located in the Company's service territory. Five separate class action lawsuits have been filed against the Company by private individuals in the Superior Court for Spokane County. These suits concern fires identified as Midway, Golden Cirrus, Nine Mile, Ponderosa and Chattaroy. All of these suits were certified as class actions on September 16, 1994, and bifurcated for trial of liability and damage issues by order of the same date. The Company's Motion for Reconsideration was denied on October 21, 1994, and a Motion for Discretionary Review of the Court's decision on certification of class actions was timely filed with the Washington Court of Appeals (Division III) on November 14, 1994.

The Company was also served with two suits in Spokane County Superior Court filed on April 20, 1994 and on September 15, 1994, both of which sought individual damages from separate fires within the Chattaroy Fire complex, and for alleged wrongful death of two persons. Five additional and separate suits were brought by Grange Insurance Company, and were filed in Spokane County Superior Court on October 10, 1994, for approximately $2.2 million paid to Grange insureds for the same fire areas.

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution and/or transmission lines downed by wind-downed trees. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Ongoing discovery is limited due to a stay of the proceedings pending review by the Washington Supreme Court of a trial court decision ordering the disqualification of plaintiff's counsel. By Order dated May 16, 1996, the Washington Supreme Court remanded the issue for hearing on appropriate sanctions other than disqualification. The matter remains before the Supreme Court on a Motion for Reconsideration and actions in the trial court and pending matters in the Court of Appeals remain stayed. The Company has received a settlement demand for settlement of class action litigation which is within the Company's insurance coverage limits. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company. The Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

WILLIAMS LAKE LAWSUIT

On December 21, 1995, a lawsuit was commenced in Vancouver, British Columbia against the Company's subsidiary, Pentzer Corporation (Pentzer), by Tondu Energy Systems, Inc. and T.E.S. Williams Lake Partnership alleging contract violations, conspiracy, misrepresentation and breach of fiduciary duties in regard to the 1993 sale of assets of Pentzer Energy Services, Inc. to B.C. Gas, Inc. and a U.S. subsidiary of B.C. Gas. The claims involve an alleged first right to purchase interests in the Williams Lake, British Columbia wood-fired generating station. The suit seeks damages in excess of $10 million, plus exemplary damages, prejudgment interest, costs and attorneys' fees. Also named as defendants are B.C. Gas, Inc., Inland Pacific Energy (Williams Lake) Corp., Pentzer Energy Services, Inc. and WP Energy Company. This action originally had been filed in February 1995 in Spokane Superior Court against each of the same defendants and Washington Water Power. By order dated June 6, 1995, all claims against Washington Water Power were dismissed with prejudice by that court and the claims against the remaining defendants were dismissed without prejudice on the grounds that the lawsuit should have been brought in British Columbia. The Company is presently unable to assess the likelihood of an adverse outcome, or estimate an amount or range of potential loss in the event of an adverse outcome.

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


NOTE 3.  ACQUISITIONS AND DISPOSITIONS

On March 1, 1996, Pentzer Development Corporation, a subsidiary of Pentzer, sold the Spokane Industrial Park. The sale resulted in a gain of approximately $10.8 million, net of taxes and other adjustments.

In May 1996, Pentzer acquired F. O. Phoenix, a New Jersey-based company that provides point-of-purchase and in-store merchandising services.


NOTE 4.  MERGER TERMINATION

On June 28, 1996, the Board of Directors of the Company terminated the Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994 by and among the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a wholly owned subsidiary of the Company (Altus, formerly named Resources West Energy Corporation), which would have provided for the merger of the Company, SPR and SPPC with and into Altus.

The Board of Directors noted the significant disparity in views among the FERC, as reflected in the position of its Staff, and the state regulatory commissions having primary jurisdiction over the companies. The FERC was concerned with transmission policy and pricing at the national level. Each state commission, on the other hand, was concerned with the interests of retail customers in its particular jurisdiction. The Board concluded that there was little chance of obtaining approval of the proposed merger from each of the regulatory commissions having jurisdiction, on terms consistent with the regulatory principles adopted by the companies and satisfactory to each other commission.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

In addition, the Board concluded that even if the proposed merger were consummated, Altus would be subject to significant continuing risk of inconsistent regulation, with the stockholders of Altus bearing the financial consequences of such inconsistency.

Among other matters, the Board also considered the significant decrease in the amount of estimated net savings to be achievable as a result of the proposed merger, which decrease was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and the increase in risks posed as a result of recent and on-going structural, economic and regulatory changes in the electric utility industry.

Under the terms of the Merger Agreement, the Company was entitled to terminate the Merger Agreement since the merger of the companies was not consummated on or before June 27, 1996 and because certain conditions precedent, including receipt of all regulatory approvals, had not been satisfied. On June 28, 1996, the Company commenced a proceeding in the Superior Court of Spokane County, Washington seeking a declaratory judgment that the Merger Agreement was properly terminated. On July 26, 1996, the Company entered into a memorandum of understanding with SPR and SPPC, wherein the parties agreed that the Company's declaratory judgment proceeding in Superior Court would be dismissed without prejudice, and that should a dispute arise between the parties concerning the termination of the Merger Agreement, such an action, if commenced, would be heard in the United States District Court for the Eastern District of Washington. The Company is not aware of the existence of any such dispute and is unable to assess the likelihood of future litigation.

The Company had approximately $15.5 million in merger-related transaction and transition costs that were expensed in 1996. No increase in rates will occur as a result of these costs being expensed.

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


RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for the second quarter of 1996 decreased to $0.12 from $0.23 in 1995. The decrease in earnings was primarily the result of the expensing of $14.0 million in merger transaction and transition costs that occurred as a result of the termination of the Agreement and Plan of Reorganization and Merger which would have provided for the merger of the Company, Sierra Pacific Resources (SPR) and Sierra Pacific Power Company, a subsidiary of SPR (SPPC), with and into Altus Corporation, a wholly owned subsidiary of the Company (Altus, formerly named Resources West Energy Corporation). These merger-related costs amounted to $0.16 per share on an after-tax basis and were allocated to both electric and natural gas operations as administrative and general expenses. (See Note 4 to the Financial Statements for additional information about the merger termination.)

Overall earnings per share for the first six months of 1996 increased to $0.83 from $0.71 in 1995 despite the merger-related costs. The increase in earnings was primarily the result of a $10.8 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer Corporation's (Pentzer) subsidiaries. The increase in earnings was also due to improved utility results, as a result of increased sales, due primarily to the growing wholesale electric business and to increased retail sales to both natural gas and electric customers, particularly during the first quarter of 1996 due to temperatures which were 10% colder than normal.

Utility income available for common stock contributed $0.10 to earnings per share for the second quarter of 1996 compared to $0.19 in the second quarter of 1995. Non-utility income available for common stock contributed $0.02 to earnings per share for the second quarter of 1996 compared to $0.04 in the same period in 1995. Utility income available for common stock contributed $0.60 to earnings per share for the first six months of 1996 compared to $0.62 in the first half of 1995. Non-utility income available for common stock contributed $0.23 to earnings per share for the first six months of 1996 compared to $0.09 in the same period in 1995.

UTILITY OPERATIONS

OPERATING REVENUES

Electric operating revenues increased $29.0 million in the second quarter of 1996 over 1995. Wholesale revenues totaled $46.2 million in the second quarter of 1996, an increase of $26.2 million over 1995, as a result of new firm wholesale contracts and increased spot market sales, partly the result of improved streamflow conditions which led to the increased availability of hydroelectric generation in the region. Hydroelectric generation was 128% of normal, due to streamflows which were 125% of normal during the second quarter of 1996. Wholesale kWh sales were more than three times greater in the second quarter of 1996 as compared to 1995, which offset the decline of 37% in average prices in the second quarter of 1996. Residential revenues rose by $0.7 million in the second quarter of 1996 due partially to weather that was 11% colder than normal during the second quarter of 1996,

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

compared to 4% warmer than normal in the second quarter of 1995 and customer growth. Commercial and industrial revenues increased by a combined $1.0 million in the second quarter of 1996 compared to the same period in 1995 due to customer growth and increased industrial usage.

Electric operating revenues increased $59.0 million in the first six months of 1996 over 1995. Wholesale revenues totaled $90.2 million in the first six months of 1996, an increase of $49.8 million from the first half of 1995, as a result of new firm wholesale contracts and increased spot market sales, partly due to improved streamflow conditions which led to the increased availability of hydroelectric generation in the region. Hydroelectric generation was 140% of normal, due to streamflows which were 145% of normal during the first six months of 1996. Wholesale kWh sales during the first half of 1996 were nearly triple the amount during the same period in 1995, which more than offset the decline of 36% in average prices during 1996. Residential and commercial revenues rose by a combined $8.0 million in the first six months of 1996 due to colder than normal weather, primarily during the first quarter of 1996, which resulted in increased customer usage, and a 2.7% growth in residential and commercial customers.

Total natural gas revenues decreased by $6.9 million in the second quarter of 1996 compared to the same period in 1995, primarily due to a $3.5 million decrease in non-retail sales and decreases in natural gas prices. Natural gas trackers effective in Washington, Idaho and Oregon during December 1995 authorized rate decreases of 13.58%, 16.68% and 5.82%, respectively, which led to the decline in revenues in the second quarter of 1996 as compared to 1995. The decrease in revenues from non-retail sales was offset by like decreases in purchased gas expense. The number of total natural gas customers increased approximately 5% in the second quarter of 1996 as compared to 1995.

Total natural gas revenues decreased by $3.9 million in the first six months of 1996 compared to the same period in 1995, primarily due to a $1.8 million decrease in non-retail sales and the price decreases mentioned above. These decreases were partially offset by increased usage from residential and commercial customers, primarily during the first quarter of 1996 due to colder than normal weather.

OPERATING EXPENSES

Total operating expenses increased by $31.8 million for electric operations and decreased by $4.3 million for natural gas operations during the second quarter of 1996 compared to 1995. For the first six months of 1996, total operating expenses increased by $58.8 million for electric operations and decreased by $2.3 million for natural gas operations from 1995.

Commitments under new firm wholesale contracts and increased spot market sales required the Company to purchase energy from other sources and resulted in a $12.0 million increase in electric purchased power costs during the second quarter of 1996. New firm wholesale contracts and increased spot market sales, combined with increased electric retail sales as a result of colder than normal temperatures during the first quarter of 1996, caused a $27.6 million increase in electric purchased power costs during the first six months of 1996 as compared to 1995.

Fuel costs increased $3.4 million in the second quarter of 1996 compared to 1995 as a result of higher generation at thermal plants during 1996. The increase in generation from 1995 to 1996 was primarily the result of increased wholesale sales in 1996. In addition, the thermal plants were not utilized for extended periods of time in the second quarter of 1995 due to economic dispatch of the plants as a result of increased hydroelectric generation. Fuel costs for the first six months of 1996 were $2.9 million higher in 1996 compared to 1995.

Purchased gas costs decreased by $6.6 million during the second quarter of 1996 and $6.7 million year-to-date primarily as a result of the decrease in non-retail and industrial sales during both periods and lower natural gas prices. The year-to-date decrease in purchased gas costs was offset by increased purchased gas costs during the first quarter of 1996 due to increased residential and commercial sales due to colder than normal weather during that period.

Other operating and maintenance exenses increased by $3.5 million, or 19%, for electric operations and $0.4 million, or 11%, for natural gas operations during the second quarter of 1996. The increased electric expenses were the result of a $2.0 million increase in the Idaho Power Cost Adjustment (PCA) and a $0.5 million increase in transmission expenses due to the increased energy the Company purchased from other sources, offset by decreased maintenance expenses at the thermal plants. Other operating and maintenance expenses increased by $8.5 million, or 24%, for electric operations and $1.1 million, or 15%, for natural gas operations during the first six months of 1996. The increased electric expenses were the result of a $3.9 million increase in the Idaho PCA, a $0.6 million increase in lease payments associated with the Rathdrum combustion turbine, as lease payments did

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

not begin until February of 1995, and a $0.4 million increase in transmission expenses due to the increased energy the Company purchased from other sources. These increases were partially offset by decreased thermal plant expenses, primarily during the first quarter of 1996 as thermal units were not utilized much due to the availability of hydroelectric power. Both electric and natural gas operations were affected by increased expenses related to amortization of the Demand Side Management programs and increases in uncollectible accounts and other expenses related to customer services.

Merger-related transaction and transition costs totaled $14.0 million and $15.5 million, respectively, for the second quarter and six months of 1996. These costs were allocated to both electric and natural gas operations.

Administrative and general expenses increased by $1.8 million in the second quarter of 1996, primarily due to increases in labor-related costs and development of a financial data system. Administrative and general expenses increased by $4.7 million in the first six months of 1996 primarily due to a $1.6 million write-off of regulatory deferrals of pension expenses, increases in labor-related costs and development of a financial data system.

Taxes other than income increased by $1.3 million, or 14%, for electric operations during the second quarter of 1996 primarily due to increased accruals for property taxes, based on higher assessed values of property, and increased generation taxes in Idaho and Montana due to improved streamflows and higher hydroelectric generation.

Income taxes decreased by $0.9 million and $2.1 million for electric and natural gas operations, respectively, in the second quarter of 1996 compared to 1995, as a result of expensing the merger-related costs. Income taxes on electric operations increased by $1.9 million in the first six months of 1996 compared to 1995, as a result of increased electric operating income year-to-date. Income taxes on natural gas operations decreased by $1.7 million in the first half of 1996 compared to 1995, as a result of decreased natural gas operating income year-to-date.

NON-UTILITY OPERATIONS

Non-utility operations include the results of Pentzer and six other subsidiaries directly owned by the Company (WWP direct subsidiaries). Pentzer's business strategy is to acquire controlling interests in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Non-utility operating revenues and expenses increased by $14.9 million and $16.2 million, respectively, in the second quarter of 1996 over the previous year, primarily as a result of Pentzer's acquisitions. Non-utility operating revenues and expenses increased by $31.9 million and $32.5 million, respectively, in the first six months of 1996 over the previous year, also as a result of Pentzer's acquisitions.

Pentzer's earnings for the second quarter of 1996 were lower than 1995 by $0.9 million primarily due to reduced earnings from Pentzer Development Corporation as a result of the sale of Spokane Industrial Park earlier in the year. WWP direct subsidiaries recorded net operating losses of $0.4 million during the second quarter of 1996 due to start-up costs from several of the subsidiaries. Four of these six subsidiaries were not operating during 1995. Total income available for common stock from non-utility operations decreased by 56% to $1.1 million during the second quarter of 1996.

Pentzer's earnings for the first six months of 1996 were greater than 1995 by $8.4 million primarily due to the impact of a transactional gain of $10.8 million, net of tax and other adjustments, from the sale of Spokane Industrial Park in the first quarter of 1996. Transactional gains in the first quarter of 1995 were $1.3 million, net of tax, from the sale of a portion of Itron stock owned by Pentzer. WWP direct subsidiaries recorded net operating losses of $0.5 million during the first six months of 1996 due to start-up costs from several of the subsidiaries. Total income available for common stock from non-utility operations increased to $12.8 million during the first six months of 1996 compared to $4.9 million in the same period in 1995.

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

Operating Activities   Cash available from operating activities in the first six
months of 1996 increased by over $35.6 million from the same period in 1995 primarily due to decreases in various working capital components, such as receivables, materials and supplies, fuel stock and natural gas stored and prepayments on power contracts, partially offset by a decrease in payables, and a decrease in power and natural gas cost deferrals. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities   Cash used in investing activities increased by more than
$28.7 million in the first six months of 1996, when compared to the same period in 1995, primarily due to the establishment of trusts for pension benefits and reclamation costs and the net effect on cash flows of transactions related to the sale of property by Pentzer. A portion of the purchase price resulted in the receipt of a note receivable. Investing activities also increased as a result of the purchase of a new Pentzer subsidiary and the Company's purchase of common stock in new WWP direct subsidiaries. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities   Cash used in financing activities increased by
approximately $7.7 million in the first six months of 1996 when compared to the same period in 1995. Bank borrowings increased by $1.5 million in the first half of 1996. During the second quarter of 1996, $15 million of Unsecured Medium-Term Notes matured and $20 million of Preferred Stock Series I was redeemed, primarily funded by increased cash generated by operating activities during the first quarter of 1996. The only securities issued in the first six months of 1996 were approximately 12,000 shares of common stock for $0.2 million in proceeds from the Company's Dividend Reinvestment Plan. The Company is now purchasing shares in the open market to fulfill the requirements of the Dividend Reinvestment and employee benefit plans.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of June 30, 1996, $31.0 million was outstanding under the other borrowing arrangements with banks.

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

NON-UTILITY

The non-utility operations have $44 million in borrowing arrangements ($34.7 million outstanding as of June 30, 1996) to fund corporate requirements on an interim basis. At June 30, 1996, the non-utility operations had $23.7 million in cash and marketable securities with $46.2 million in long-term debt outstanding.

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

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------


estimates due to factors such as changes in business conditions, acquisitions or sales of businesses and other transactions.

TOTAL COMPANY

The Company's total common equity increased by $8.5 million during the first six months of 1996 to $725.6 million. The increase was primarily due to a $11.8 million increase in retained earnings, partially offset by a $3.8 million decrease in unrealized investment gains from Pentzer's investment in Itron and other marketable securities. The Company's consolidated capital structure at June 30, 1996, was 47% debt, 7% preferred stock and 46% common equity as compared to 46% debt, 9% preferred stock and 45% common equity at year-end 1995.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1996 Annual Meeting of Shareholders of the Company was held on May 13, 1996. Two matters were voted upon at the meeting: (1) the re-election of directors with expiring terms and (2) the approval of the Non-Employee Director Stock Plan. There were 55,960,360 shares of Common Stock issued and outstanding as of March 21, 1996, the proxy record date, with 47,902,930 shares represented at said meeting. The details of the voting are shown below:

                                                                   Against
                                                For              or Withheld
                                            ----------           -----------
(1)    Re-election of Directors
         Eugene W. Meyer                    46,660,981            1,241,949
         Paul A. Redmond                    46,619,375            1,283,555

(2)   Approval of the Non-Employee
           Director Stock Plan              41,206,756            6,696,174


ITEM 5.  OTHER INFORMATION.

REGULATORY PROCEEDINGS.

Direct Access Tariff   On May 6, 1996, the Company filed with the Washington
Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) an experimental Direct Access and Delivery Service (DADS) tariff that would allow eligible customers to choose their supplier to serve a portion of their electric load. Eligible customers would include 30 of the Company's largest customers in the two states. These customers' total load represents about 112 average megawatts (aMw), or 15 percent of the Company's total electric retail load. Under the proposed DADS tariff, up to one-third of this load, or 37 aMw, could be purchased from an alternative energy supplier. The balance of their electric load would continue to be served by the Company and the Company would provide distribution and transmission service at a charge for all energy delivered. This trial tariff would be effective from September 1, 1996 through August 31, 1998. The proposed tariff would not affect the rates for other customer classes during or after the experimental period. The Company intends to absorb any margin losses associated with loads served on the DADS tariff, but it is not expected to have a material impact on the financial condition or results of operations of the Company. The WUTC approved the tariff in June, effective September 1, 1996; the IPUC has not yet approved the tariff pending further review.

PCA Tariff   In late May, the Company filed for tariff revisions with the IPUC to reflect the expiration of a Power Cost Adjustment (PCA) surcharge and the implementation of a proposed PCA rebate. The surcharge went into effect on September 1, 1995 and is set to expire on August 31, 1996. The rate rebate was approved by the IPUC, effective September 1, 1996 through August 31, 1997. The combined effect of the surcharge expiration and rebate implementation will provide Idaho residential customers an overall electric rate decrease of 4.77%.

THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                             12 Months Ended
                                                                    ----------------------------------
                                                                    June 30,              December 31,
                                                                      1996                    1995
                                                                    --------              ------------
     Ratio of Earnings to Fixed Charges                             3.38 (x)                3.22 (x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                            2.76 (x)                2.61 (x)


The Company has long-term purchased power arrangements with various Public Utility Districts, with interest on these contracts included in purchased power expenses. These amounts do not have a material impact on fixed charges ratios.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

              4(a) Bylaws of The Washington Water Power Company, as amended May 13, 1996.

              12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

              27      Financial Data Schedule.

     (b)      Reports on Form 8-K.

              Dated June 28, 1996, regarding the termination of the Merger Agreement between the Company, Sierra Pacific Resources, Sierra Pacific Power Company and Altus Corporation.

- --------------------------------------------------------------------------------
THE WASHINGTON WATER POWER COMPANY
- --------------------------------------------------------------------------------

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE WASHINGTON WATER POWER COMPANY
                                        (Registrant)





Date:  August 14, 1996
                               ------------------------------
                                        J. E. Eliassen
                                Vice President - Finance and
                                   Chief Financial Officer
                                  (Principal Accounting and
                                      Financial Officer)