Form 10-Q
period 1996-09-30
WASHINGTON WATER POWER CO
filed 1996-11-14
CIK 104918

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

At November 1, 1996, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information:

              Item 1. Financial Statements

                  Consolidated Statements of Income - Three Months Ended
                      September 30, 1996 and 1995.......................................        3

                  Consolidated Statements of Income - Nine Months Ended
                      September 30, 1996 and 1995.......................................        4

                  Consolidated Balance Sheets - September 30, 1996
                      and December 31, 1995.............................................        5

                  Consolidated Statements of Capitalization - September 30, 1996
                      and December 31, 1995.............................................        6

                  Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 1996 and 1995.......................................        7

                  Schedule of Information by Business Segments - Three Months Ended
                      September 30, 1996 and 1995.......................................        8

                  Schedule of Information by Business Segments - Nine Months Ended
                      September 30, 1996 and 1995.......................................        9

                  Notes to Consolidated Financial Statements............................       10

              Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.........................       13

Part II. Other Information:

              Item 5. Other Information.................................................       18

              Item 6. Exhibits and Reports on Form 8-K..................................       19

Signature...............................................................................       20

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                        1996             1995
                                                      ---------       ---------
OPERATING REVENUES .............................      $ 219,751       $ 157,869
                                                      ---------       ---------
OPERATING EXPENSES:
   Operations and maintenance ..................        135,804          84,856
   Administrative and general ..................         19,322          14,844
   Depreciation and amortization ...............         18,070          15,591
   Taxes other than income taxes ...............         10,928          11,013
                                                      ---------       ---------
     Total operating expenses ..................        184,124         126,304
                                                      ---------       ---------
INCOME FROM OPERATIONS .........................         35,627          31,565
                                                      ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense ............................        (16,895)        (14,709)
   Net gain on subsidiary transactions .........          6,850              --
   Merger-related expenses .....................           (303)             --
   Other income (deductions)-net ...............             57           1,152
                                                      ---------       ---------
     Total other income (expense)-net ..........        (10,291)        (13,557)
                                                      ---------       ---------
INCOME BEFORE INCOME TAXES .....................         25,336          18,008
INCOME TAXES ...................................          6,972           7,123
                                                      ---------       ---------
NET INCOME .....................................         18,364          10,885
DEDUCT-Preferred stock dividend requirements ...          1,792           2,267
                                                      ---------       ---------
INCOME AVAILABLE FOR COMMON STOCK ..............      $  16,572       $   8,618
                                                      =========       =========
Average common shares outstanding (thousands) ..         55,960          55,363
EARNINGS PER SHARE OF COMMON STOCK .............      $    0.30       $    0.16
Dividends paid per common share ................      $    0.31       $    0.31

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                        1996            1995
                                                      ---------       ---------
OPERATING REVENUES .............................      $ 663,655       $ 514,770
                                                      ---------       ---------
OPERATING EXPENSES:
   Operations and maintenance ..................        367,438         253,102
   Administrative and general ..................         57,268          47,876
   Depreciation and amortization ...............         53,345          46,656
   Taxes other than income taxes ...............         37,643          36,994
                                                      ---------       ---------
       Total operating expenses ................        515,694         384,628
                                                      ---------       ---------
INCOME FROM OPERATIONS .........................        147,961         130,142
                                                      ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense ............................        (47,461)        (44,160)
   Net gain on subsidiary transactions .........         23,914           1,952
   Merger-related expenses .....................        (15,848)             --
   Other income (deductions)-net ...............            179             (38)
                                                      ---------       ---------
     Total other income (expense)-net ..........        (39,216)        (42,246)
                                                      ---------       ---------
INCOME BEFORE INCOME TAXES .....................        108,745          87,896
INCOME TAXES ...................................         39,503          33,393
                                                      ---------       ---------
NET INCOME .....................................         69,242          54,503
DEDUCT-Preferred stock dividend requirements ...          6,199           6,863
                                                      ---------       ---------
INCOME AVAILABLE FOR COMMON STOCK ..............      $  63,043       $  47,640
                                                      =========       =========
Average common shares outstanding (thousands) ..         55,960          54,980
EARNINGS PER SHARE OF COMMON STOCK .............      $    1.13       $    0.87
Dividends paid per common share ................      $    0.93       $    0.93

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                    September 30,   December 31,
                                                                       1996            1995
                                                                    ----------      ----------
ASSETS:
PROPERTY:
   Utility plant in service-net ..............................      $1,928,445      $1,880,620
   Construction work in progress .............................          33,403          23,046
                                                                    ----------      ----------
     Total ...................................................       1,961,848       1,903,666
   Less:  Accumulated depreciation and amortization ..........         581,850         546,248
                                                                    ----------      ----------
     Net utility plant .......................................       1,379,998       1,357,418
                                                                    ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................          77,094          82,252
   Non-utility properties and investments-net ................         153,489         135,612
   Other-net .................................................          21,302           9,593
                                                                    ----------      ----------
     Total other property and investments ....................         251,885         227,457
                                                                    ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents .................................           9,003           5,164
   Temporary cash investments ................................          17,795          27,395
   Accounts and notes receivable-net .........................          99,377         102,389
   Materials and supplies, fuel stock and natural gas stored .          33,196          38,004
   Prepayments and other .....................................          16,149          11,020
                                                                    ----------      ----------
     Total current assets ....................................         175,520         183,972
                                                                    ----------      ----------
DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................         165,923         169,432
   Conservation programs .....................................          58,927          62,793
   Prepaid power purchases ...................................          34,272          32,605
   Unamortized debt expense ..................................          23,465          25,684
   Other-net .................................................          24,555          39,541
                                                                    ----------      ----------
     Total deferred charges ..................................         307,142         330,055
                                                                    ----------      ----------
       TOTAL .................................................      $2,114,545      $2,098,902
                                                                    ==========      ==========
CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)      $1,561,999      $1,590,412
                                                                    ----------      ----------
CURRENT LIABILITIES:
   Accounts payable ..........................................          59,059          64,841
   Taxes and interest accrued ................................          51,935          39,415
   Other .....................................................          60,239          54,915
                                                                    ----------      ----------
     Total current liabilities ...............................         171,233         159,171
                                                                    ----------      ----------
NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ...................................          30,398           9,788
   Deferred income taxes .....................................         306,636         307,529
   Other .....................................................          44,279          32,002
                                                                    ----------      ----------
     Total deferred credits ..................................         381,313         349,319
                                                                    ----------      ----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
       TOTAL .................................................      $2,114,545      $2,098,902
                                                                    ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                       September 30,     December 31,
                                                                                           1996             1995
                                                                                       -----------       -----------
COMMON EQUITY:
   Common stock, no par value:  200,000,000 shares authorized:
     shares outstanding: 1996-55,960,360; 1995-55,947,967 .......................      $   594,853       $   594,636
   Note receivable from employee stock ownership plan ...........................          (11,186)          (11,690)
   Capital stock expense and other paid in capital ..............................          (10,103)          (10,072)
   Unrealized investment gain-net ...............................................           10,134            19,220
   Retained earnings ............................................................          136,154           125,031
                                                                                       -----------       -----------
       Total common equity ......................................................          719,852           717,125
                                                                                       -----------       -----------
PREFERRED STOCK-CUMULATIVE: (Note 1)
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding ($100,000 stated value) ..           50,000            50,000
                                                                                       -----------       -----------
       Total not subject to mandatory redemption ................................           50,000            50,000
                                                                                       -----------       -----------
   Subject to mandatory redemption:
     $8.625, Series I; 300,000 and 500,000 shares outstanding ($100 stated value)           30,000            50,000
     $6.95, Series K;  350,000 shares outstanding ($100 stated value) ...........           35,000            35,000
                                                                                       -----------       -----------
       Total subject to mandatory redemption ....................................           65,000            85,000
                                                                                       -----------       -----------
LONG-TERM DEBT: (Note 1)
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 ................................................           66,700            66,700
     7 2/5% due December 1, 2016 ................................................           17,000            17,000
     Secured Medium-Term Notes:
       Series A - 5.95% to 8.06% due 2000 through 2023 ..........................          230,000           250,000
       Series B - 6.50% to 8.25% due 1997 through 2010 ..........................          141,000           141,000
                                                                                       -----------       -----------
       Total first mortgage bonds ...............................................          454,700           474,700
                                                                                       -----------       -----------
   Pollution Control Bonds:
     6% Series due 2023 .........................................................            4,100             4,100
   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1997 through 2007 ............................           72,500            72,500
     Series B - 6.75% to 8.55% due 1999 through 2023 ............................          120,000           135,000
                                                                                       -----------       -----------
       Total unsecured medium-term notes ........................................          192,500           207,500
                                                                                       -----------       -----------
   Notes payable (due within one year) to be refinanced .........................           41,500            29,500
   Other ........................................................................           34,347            22,487
                                                                                       -----------       -----------
       Total long-term debt .....................................................          727,147           738,287
                                                                                       -----------       -----------
TOTAL CAPITALIZATION ............................................................      $ 1,561,999       $ 1,590,412
                                                                                       ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                                     1996             1995
                                                                                   ---------       ---------
OPERATING ACTIVITIES:
   Net income ...............................................................      $  69,241       $  54,503
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................         53,345          46,656
     Provision for deferred income taxes ....................................          6,140           1,805
     Allowance for equity funds used during construction ....................           (567)           (624)
     Power and natural gas cost deferrals and amortization ..................          5,510          11,741
     Deferred revenues and other-net ........................................          7,560           9,114
     (Increase) decrease in working capital components:
       Receivables and prepaid expenses-net .................................          6,139          11,467
        Materials & supplies, fuel stock and natural gas stored .............          6,275          (7,798)
        Payables and other accrued liabilities ..............................          1,890           3,483
        Other-net ...........................................................          8,365         (16,594)
                                                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        163,898         113,753
                                                                                   ---------       ---------
INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................        (60,804)        (51,527)
   Other capital requirements ...............................................           (590)           (523)
   (Increase) decrease in other noncurrent balance sheet items-net ..........         15,244          10,961
   Assets acquired and investments in subsidiaries (Note 3) .................        (29,016)           (947)
                                                                                   ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES .......................................        (75,166)        (42,036)
                                                                                   ---------       ---------
FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .............................         12,000         (43,500)
   Proceeds from issuance of long-term debt .................................             --          58,000
   Redemption and maturity of long-term debt ................................        (35,000)        (45,000)
   Redemption of preferred stock ............................................        (20,000)             --
   Sale of common stock-net .................................................            720           9,761
   Other-net ................................................................         15,539          (3,157)
                                                                                   ---------       ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ..............................        (26,741)        (23,896)
      Less cash dividends paid ..............................................        (58,152)        (49,088)
                                                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES .......................................        (84,893)        (72,984)
                                                                                   ---------       ---------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ........................          3,839          (1,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................          5,164           5,178
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................      $   9,003       $   3,911
                                                                                   =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period:
     Interest ...............................................................      $  39,898       $  34,918
     Income taxes ...........................................................      $  32,668       $  26,356
   Non-cash financing and investing activities ..............................      $  42,762       $  14,654

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                          1996               1995
                                                       -----------       -----------
OPERATING REVENUES:
   Electric .....................................      $   156,038       $   116,564
   Natural gas ..................................           22,141            24,191
   Non-utility ..................................           41,572            17,114
                                                       -----------       -----------
     Total operating revenues ...................      $   219,751       $   157,869
                                                       ===========       ===========
OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
     Power purchased ............................      $    49,740       $    23,061
     Fuel for generation ........................           13,902            12,612
     Other electric .............................           22,240            19,784
   Natural gas:
     Natural gas purchased for resale ...........           13,388            15,736
     Other natural gas ..........................            4,791             4,268
   Non-utility ..................................           31,743             9,395
                                                       -----------       -----------
     Total operations and maintenance expenses ..      $   135,804       $    84,856
                                                       ===========       ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric .....................................      $    11,958       $     9,183
   Natural gas ..................................            3,614             2,735
   Non-utility ..................................            3,750             2,926
                                                       -----------       -----------
     Total administrative and general expenses ..      $    19,322       $    14,844
                                                       ===========       ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric .....................................      $    12,830       $    12,401
   Natural gas ..................................            2,624             2,415
   Non-utility ..................................            2,616               775
                                                       -----------       -----------
     Total depreciation and amortization expenses      $    18,070       $    15,591
                                                       ===========       ===========
INCOME FROM OPERATIONS:
   Electric .....................................      $    36,282       $    29,986
   Natural gas ..................................           (3,876)           (2,145)
   Non-utility ..................................            3,221             3,724
                                                       -----------       -----------
     Total income from operations ...............      $    35,627       $    31,565
                                                       ===========       ===========
INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations ...........................      $    10,492       $     5,927
   Non-utility operations .......................            6,080             2,691
                                                       -----------       -----------
     Total income available for common stock ....      $    16,572       $     8,618
                                                       ===========       ===========
ASSETS: (1995 amounts at December 31)
   Electric .....................................      $ 1,456,881       $ 1,440,560
   Natural gas ..................................          267,784           274,408
   Common plant .................................           28,763            28,104
   Other utility assets .........................           97,164           129,319
   Non-utility assets ...........................          263,953           226,511
                                                       -----------       -----------
     Total assets ...............................      $ 2,114,545       $ 2,098,902
                                                       ===========       ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Electric .....................................      $    12,778       $    11,100
   Natural gas ..................................            9,030             6,730
   Common plant .................................            1,569             3,081
   Non-utility ..................................              454               349
                                                       -----------       -----------
     Total capital expenditures .................      $    23,831       $    21,260
                                                       ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                          1996            1995
                                                       ----------      ----------
OPERATING REVENUES:
   Electric .....................................      $  443,886      $  345,454
   Natural gas ..................................         112,720         118,631
   Non-utility ..................................         107,049          50,685
                                                       ----------      ----------
     Total operating revenues ...................      $  663,655      $  514,770
                                                       ==========      ==========
OPERATIONS AND MAINTENANCE EXPENSES:
   Electric:
     Power purchased ............................      $  115,836      $   61,551
     Fuel for generation ........................          27,610          23,371
     Other electric .............................          66,639          55,700
   Natural gas:
     Natural gas purchased for resale ...........          63,457          72,502
     Other natural gas ..........................          13,474          11,830
   Non-utility ..................................          80,422          28,148
                                                       ----------      ----------
     Total operations and maintenance expenses ..      $  367,438      $  253,102
                                                       ==========      ==========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Electric .....................................      $   35,512      $   29,322
   Natural gas ..................................          11,426           9,269
   Non-utility ..................................          10,330           9,285
                                                       ----------      ----------
     Total administrative and general expenses ..      $   57,268      $   47,876
                                                       ==========      ==========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Electric .....................................      $   38,393      $   36,868
   Natural gas ..................................           7,911           7,274
   Non-utility ..................................           7,041           2,514
                                                       ----------      ----------
     Total depreciation and amortization expenses      $   53,345      $   46,656
                                                       ==========      ==========
INCOME FROM OPERATIONS:
   Electric .....................................      $  129,687      $  109,352
   Natural gas ..................................           9,715          11,103
   Non-utility ..................................           8,559           9,687
                                                       ----------      ----------
     Total income from operations ...............      $  147,961      $  130,142
                                                       ==========      ==========
INCOME AVAILABLE FOR COMMON STOCK:
   Utility operations ...........................      $   44,153      $   40,024
   Non-utility operations .......................          18,890           7,616
                                                       ----------      ----------
     Total income available for common stock ....      $   63,043      $   47,640
                                                       ==========      ==========
ASSETS: (1995 amounts at December 31)
   Electric .....................................      $1,456,881      $1,440,560
   Natural gas ..................................         267,784         274,408
   Common plant .................................          28,763          28,104
   Other utility assets .........................          97,164         129,319
   Non-utility assets ...........................         263,953         226,511
                                                       ----------      ----------
     Total assets ...............................      $2,114,545      $2,098,902
                                                       ==========      ==========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Electric .....................................      $   32,183      $   30,894
   Natural gas ..................................          20,435          16,735
   Common plant .................................           6,180           5,582
   Non-utility ..................................           1,603           1,130
                                                       ----------      ----------
     Total capital expenditures .................      $   60,401      $   54,341
                                                       ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 1. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 2. COMMITMENTS AND CONTINGENCIES

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (the "FPC", predecessor of the Federal Energy Regulatory Commission (FERC)) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. The Tribe initially indicated through expert opinion disclosures that they were seeking actual and punitive damages of $208 million. However, supplemental disclosures reflect allegations of actual loss under different assumptions of between $425 million and $650 million, together with $100 million in punitive damages.

On November 21, 1994, the Company filed a Motion for Summary Judgment of Dismissal. The Nez Perce Tribe filed a reply brief and requested oral argument. A hearing on the Company's Motion for Summary Judgment was held by the Court on July 27, 1995. On September 22, 1995, the federal magistrate issued a written opinion recommending to the District Court that the Company's Motion for Summary Judgment be granted and the Tribe's claims dismissed. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. A briefing schedule requiring the Tribe to file its opening brief on August 7, 1996, and the Company's reply within 30 days, has been vacated by Order dated August 7, 1996, to accommodate a mediation conference held on October 11, 1996. Following the conclusion of that conference, briefing schedules were vacated indefinitely to accommodate a mediation process. A status conference has been requested by the Ninth Circuit Mediator on January 10, 1997. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. The Company purchased the plant in 1916 and operated it as a non-regulated plant until it was deactivated in 1986 in a business decision unrelated to the spill. After the Bunker C fuel oil spill was discovered in 1982, initial studies suggested that the oil was being adequately contained by both geological features and man-made structures. The Washington State Department of Ecology (DOE) concurred with these findings. However, more recent tests in 1993 showed that the oil had migrated approximately one city block beyond the steam plant property. On December 6, 1993, the

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Company asked the DOE to enter into negotiations for a Consent Decree which provided for additional remedial investigation and a feasibility study. The Consent Decree, entered on November 8, 1994, provided for 22 additional soil borings to be made around the site, which have been completed. The Company completed a remedial investigation/feasibility study (RI/FS) report, which was submitted to the DOE in November 1995. The DOE issued a responsiveness summary in April 1996 which presented the DOE and public comments on the RI/FS. The DOE prepared an Amended Consent Decree and Draft Cleanup Action Plan (DCAP) for public review and comment on August 26, 1996. Public comments were received through October 24, 1996. A responsiveness summary will be prepared and a final cleanup action plan will be issued. The Amended Consent Decree will then be entered by the Superior Court in Spokane, probably in December, 1996. It is anticipated that the cleanup action plan will become final by the end of 1996. The oil spill cleanup design will begin once approval is received. Construction may commence as early as the spring of 1997 and will extend through 1997. As of September 30, 1996, an accrual of $3.1 million is reflected on the Company's financial statements, which represents the Company's best estimate of its uninsured liability.

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

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution and/or transmission lines downed by wind-downed trees. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. Ongoing discovery is limited due to a stay of the proceedings pending review by the Washington Supreme Court of a trial court decision ordering the disqualification of plaintiff's counsel. By Final Order, the Washington Supreme Court remanded the issue for hearing on appropriate sanctions other than disqualification. A Status and Scheduling Conference was held on November 4, 1996 and resulted in an appointment of a Discovery Master. Hearing was also set on a variety of pending motions, including a motion by plaintiffs to consolidate all liability trials to be heard on January 27, 1997. Still pending is a Motion for Discretionary Review before the Washington Court of Appeals (Div. III) on class certification issues, which is anticipated for hearing in February 1997. Trial date(s) are anticipated in the fall of 1997. The Company has received a settlement demand for settlement of class action litigation which is within the Company's insurance coverage limits. The Company was previously presented with a claim from the Washington State Department of Natural Resources (DNR) for fire suppression costs associated with five of these fires in eastern Washington. The

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

total of the DNR claim was $1.0 million. On July 22, 1993, the Company entered into a settlement with the DNR whereby the Company agreed to pay $200,000 to DNR in full settlement of any and all DNR claims; however, there was no admission of liability on the part of the Company. The Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

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

NOTE 3. ACQUISITIONS AND DISPOSITIONS

In March 1996, Pentzer Development Corporation, a subsidiary of Pentzer, sold the Spokane Industrial Park, resulting in a gain of approximately $10.8 million, net of taxes and other adjustments. In May 1996, Pentzer acquired F. O. Phoenix, a New Jersey-based company that provides point-of-purchase and in-store merchandising services.

NOTE 4. MERGER TERMINATION

As previously reported, on June 28, 1996, the Board of Directors of the Company terminated the Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994 by and among the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a wholly owned subsidiary of the Company (Altus, formerly named Resources West Energy Corporation), which would have provided for the merger of the Company, SPR and SPPC with and into Altus. The Company had approximately $15.8 million in merger-related transaction and transition costs that were expensed in 1996. The merger-related costs expensed in the second quarter as operating charges were reclassified as non-operating expenses in the third quarter. No increase in rates will occur as a result of these costs being expensed.

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

RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for the third quarter of 1996 increased to $0.30 from $0.16 in 1995. The increase in earnings was primarily due to improved electric results, as a result of increased sales from the wholesale electric business. Retail electric sales also increased, primarily as a result of weather. The increase in earnings was also the result of a $4.7 million after-tax transactional gain from the sale of Itron, Inc. (Itron) stock by Pentzer Corporation (Pentzer).

Overall earnings per share for the first nine months of 1996 increased to $1.13 from $0.87 in 1995. The increase in earnings was primarily the result of a $10.8 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer's subsidiaries and a $4.7 million after-tax transactional gain from Pentzer's sale of a portion of its Itron stock. The increase in earnings was also due to improved utility results, as a result of increased sales, due primarily to the growing wholesale electric business and to increased retail sales to electric customers due to weather conditions. Year-to-date earnings also reflect the expensing of $15.8 million, or $0.18 per share on an after-tax basis, in merger transaction and transition costs that occurred as a result of the termination of the Agreement and Plan of Reorganization and Merger which would have provided for the merger of the Company, Sierra Pacific Resources and Sierra Pacific Power Company, a subsidiary of SPR, with and into Altus Corporation, a wholly owned subsidiary of the Company (Altus, formerly named Resources West Energy Corporation). The merger-related costs expensed in the second quarter as operating charges were reclassified as non-operating expenses in the third quarter. (See Note 4 to the Financial Statements for additional information about the merger termination.)

Utility income available for common stock contributed $0.19 to earnings per share for the third quarter of 1996 compared to $0.11 in the third quarter of 1995. Non-utility income available for common stock contributed $0.11 to earnings per share for the third quarter of 1996 compared to $0.05 in the same period in 1995. Utility income available for common stock contributed $0.79 to earnings per share for the first nine months of 1996 compared to $0.73 in the same period in 1995. Non-utility income available for common stock contributed $0.34 to earnings per share for the first nine months of 1996 compared to $0.14 in the same period in 1995.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
UTILITY OPERATIONS

OPERATING REVENUES

Electric operating revenues increased $39.5 million in the third quarter of 1996 over 1995. Wholesale revenues totaled $63.5 million in the third quarter of 1996, an increase of $33.5 million over 1995, as a result of new firm wholesale contracts and increased spot market sales, partly the result of improved streamflow conditions which led to the increased availability of hydroelectric generation in the region. Hydroelectric generation was 123% of normal, due to streamflows which were 125% of normal during the third quarter of 1996. Wholesale kWh sales were more than three times greater in the third quarter of 1996 as compared to 1995, which offset the decline of 34% in average prices in the third quarter of 1996. Other revenues increased $2.2 million from the third quarter of 1995 as a result of transmission revenues associated with new wholesale contracts. Residential and commercial revenues rose by a combined $3.2 million in the third quarter of 1996 due partially to weather that was warmer than normal in August, which increased air conditioning load, and colder than normal during September, which increased heating load, and customer growth. Industrial revenues increased $0.5 million in the third quarter of 1996 compared to the same period in 1995 due primarily to customer growth.

Electric operating revenues increased $98.4 million in the first nine months of 1996 over 1995. Wholesale revenues totaled $153.7 million in the first nine months of 1996, an increase of $83.3 million from the same period in 1995, as a result of new firm wholesale contracts and increased spot market sales, partly due to improved streamflow conditions which led to the increased availability of hydroelectric generation in the region. Hydroelectric generation was 127% of normal, due to streamflows which were 145% of normal during the first nine months of 1996. Wholesale kWh sales during the first nine months of 1996 more than tripled from the same period in 1995, which more than offset the decline of 35% in average prices during 1996. Year-to-date, other revenues increased $2.5 million in 1996 over 1995 due to increased transmission revenues associated with new wholesale contracts. Residential and commercial revenues rose by a combined $11.2 million in the first nine months of 1996 as a result of increased customer usage primarily due to temperature variations that affected energy sales for space heating and cooling during various months in 1996 and a 2.7% growth in residential and commercial customers. Year-to-date 1996, industrial revenues increased $1.5 million from the previous year due largely to increased sales as a result of customer growth.

Total natural gas revenues decreased $2.1 million in the third quarter of 1996 compared to the same period in 1995, primarily due to a $1.8 million decrease in non-retail sales and decreases in natural gas prices. Purchased gas cost adjustments effective in Washington, Idaho and Oregon during December 1995 decreased the rates paid by customers by 13.58%, 16.68% and 5.82%, respectively. Weather 26% colder than normal during September 1996 increased therm sales, which partially offset the decrease in residential and commercial revenues due to lower prices. The decrease in revenues from non-retail sales was offset by like decreases in purchased gas expense. The number of natural gas customers increased 5.3% in the third quarter of 1996 as compared to 1995.

Total natural gas revenues decreased $5.9 million in the first nine months of 1996 compared to the same period in 1995, primarily due to a $3.6 million decrease in non-retail sales and the price decreases mentioned above. These decreases were partially offset by increased usage from residential and commercial customers, primarily during the first quarter and September of 1996 due to colder than normal weather.

OPERATING EXPENSES

Total operating expenses increased by $33.2 million for electric operations and decreased by $0.3 million for natural gas operations during the third quarter of 1996 compared to 1995. For the first nine months of 1996, total operating expenses increased by $78.1 million for electric operations and decreased by $4.5 million for natural gas operations from 1995.

Commitments under new firm wholesale sales contracts and increased spot market sales resulted in a $26.7 million increase in electric purchased power costs during the third quarter of 1996. New firm wholesale contracts and increased spot market sales, combined with increased electric retail sales as a result of increased customer usage due to temperature variations that affected energy sales for space heating and cooling during various months in

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
1996, caused a $54.3 million increase in electric purchased power costs during the first nine months of 1996 as compared to 1995.

Fuel costs increased $1.3 million and $4.2 million in the third quarter of 1996 and year-to-date, respectively, compared to 1995 as a result of higher generation at thermal plants during 1996. The increase in generation in both periods of 1996 was primarily the result of increased wholesale sales during the current year.

Purchased gas costs decreased $2.3 million during the third quarter of 1996 and $9.0 million year-to-date primarily as a result of decreases in non-retail and industrial sales, sales of natural gas to the Rathdrum turbine and lower natural gas prices.

Other operating and maintenance expenses increased by $2.5 million, or 12%, for electric operations and $0.5 million, or 12%, for natural gas operations during the third quarter of 1996. The increased electric expenses were the result of a $1.3 million increase in transmission expenses due to the increased energy the Company purchased from other sources and a $0.5 million increase in the Idaho Power Cost Adjustment (PCA). Other operating and maintenance expenses increased by $10.9 million, or 20%, for electric operations and $1.6 million, or 14%, for natural gas operations during the first nine months of 1996. The increased electric expenses were the result of a $7.5 million increase in the Idaho PCA and a $1.8 million increase in transmission expenses due to the increased energy the Company purchased from other sources. Both electric and natural gas operations were also affected by increased expenses related to amortization of the Demand Side Management programs and increases in uncollectible accounts and other expenses related to customer services during both the quarter and year-to-date periods.

Administrative and general expenses increased $3.7 million in the third quarter of 1996, primarily due to increases in labor-related costs and development of a financial information system. Administrative and general expenses increased $8.3 million in the first nine months of 1996 primarily due to a $1.6 million write-off of regulatory deferrals of pension expenses, increases in labor-related costs and development of a financial information system.

Taxes other than income increased by $0.9 million for electric operations during the first nine months of 1996 primarily due to increased accruals for property taxes, based on higher assessed values of property, and increased generation taxes in Idaho and Montana due to improved streamflows and higher hydroelectric generation.

Income taxes decreased by $0.9 million and $0.2 million for electric and natural gas operations, respectively, in the third quarter of 1996 compared to 1995, due to a $2.6 million adjustment resulting from the resolution of 1993/1994 tax audit issues, partially offset by increased income taxes on electric operations due to increased operating income in 1996. Income taxes on electric operations increased by $5.2 million in the first nine months of 1996 compared to 1995, as a result of increased electric operating income year-to-date, partially offset by the income tax adjustment in the third quarter of 1996. Income taxes on natural gas operations decreased $0.7 million in the first nine months of 1996 compared to 1995, as a result of decreased natural gas operating income year-to-date and the income tax adjustment.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NON-UTILITY OPERATIONS

Non-utility operations include the results of Pentzer and other subsidiaries directly owned by the Company. Pentzer's business strategy is to acquire controlling interests in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than those of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Non-utility operating revenues and expenses increased by $24.5 million and $25.0 million, respectively, in the third quarter of 1996 and by $56.4 million and $57.5 million, respectively, in the first nine months of 1996 over the previous year, primarily as a result of Pentzer's acquisitions.

Pentzer's earnings for the third quarter of 1996 exceeded 1995 by $4.1 million primarily due to the $4.7 million after-tax transactional gain from the sale of a portion of Pentzer's Itron stock. There were no transactional gains during the third quarter of 1995. Non-transactional earnings were lower than 1995 by $0.5 million due to reduced earnings from Pentzer Development Corporation as a result of the sale of Spokane Industrial Park earlier in the year. Total income available for common stock from non-utility operations increased to $6.1 million from $2.7 million in the third quarter of 1995.

Pentzer's earnings for the first nine months of 1996 were greater than 1995 by $12.5 million primarily due to the impact of after-tax transactional gains of $10.8 million from the sale of Spokane Industrial Park in the first quarter of 1996 and the $4.7 million from the sale of Itron stock. Transactional gains in the first quarter of 1995 were $1.3 million, net of tax, from the sale of a portion of Itron stock owned by Pentzer. Total income available for common stock from non-utility operations increased to $18.9 million during the first nine months of 1996 compared to $7.6 million in the same period in 1995.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

UTILITY

The Company funds its utility capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Operating Activities Cash available from operating activities in the first nine months of 1996 increased by $50.0 million from the same period in 1995 primarily due to a $14.7 million increase in net income and changes in various working capital components, such as decreases in materials and supplies, fuel stock and natural gas stored, prepayments on power contracts and payables, partially offset by an increase in receivables and a decrease in power and natural gas cost deferrals. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities increased by $37.0 million in the first nine months of 1996, when compared to the same period in 1995, primarily due to the purchase of a new company by Pentzer and the Company's purchase of common stock in newly formed WWP subsidiaries. Cash used in investing activities also increased as a result of establishment of trusts for postretirement medical benefits and coal reclamation costs and the net effect on cash flows of transactions related to the sale of property by Pentzer. A portion of the purchase price on the sale of Spokane Industrial Park resulted in the receipt of a note receivable. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities decreased by approximately $11.9 million in the first nine months of 1996 when compared to the same period in 1995. Bank borrowings increased by $12.0 million in the first nine months of 1996. To-date in 1996, $15 million of Unsecured Medium-Term Notes
(MTNs) and $20 million of Secured MTNs matured and $20 million of Preferred Stock Series I was redeemed, primarily funded by a combination of increased cash generated by operating activities during the first quarter of 1996 and increased short-term bank borrowings. The only securities issued in the first nine months of 1996 were approximately 12,000 shares of common stock for $0.2 million in proceeds from the Company's Dividend Reinvestment Plan. The Company is now purchasing shares in the open market to fulfill the requirements of the Dividend Reinvestment and employee benefit plans.

In November 1996, the Company and its newly formed Trusts will file a Registration Statement with the Securities and Exchange Commission for authorization to issue up to and including $150 million of any combination of Subordinated Debt Securities of the Company and Preferred Securities of the Trust guaranteed by the Company, in one or more series and amounts, at prices and on terms to be determined at the time of the offering.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit, with $29.5 million outstanding at September 30, 1996. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of September 30, 1996, $12.0 million was outstanding under the other borrowing arrangements with banks.

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

NON-UTILITY

The non-utility operations have $44 million in short-term borrowing arrangements available ($32.2 million outstanding as of September 30, 1996) to fund corporate requirements on an interim basis. At September 30, 1996,

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
the non-utility operations had $28.4 million in cash and marketable securities with $44.9 million in long-term debt outstanding.

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

TOTAL COMPANY

The Company's total common equity increased by $2.7 million during the first nine months of 1996 to $719.9 million. The increase was primarily due to an $11.1 million increase in retained earnings, partially offset by a $9.1 million decrease in unrealized investment gains from Pentzer's investment in Itron and other marketable securities. The Company's consolidated capital structure at September 30, 1996, was 47% debt, 7% preferred stock and 46% common equity as compared to 46% debt, 9% preferred stock and 45% common equity at year-end 1995.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

REGULATORY PROCEEDINGS.

Direct Access Tariff In May, the Company filed with the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission
(IPUC) an experimental Direct Access and Delivery Service (DADS) tariff to allow eligible customers to choose their supplier to serve up to one-third of their electric load. The only eligible customers are 30 of the Company's largest customers in the two states. The WUTC approved the tariff in June, effective September 1, 1996; the IPUC approved the tariff on September 6, 1996, effective the same day. This trial tariff is effective through August 31, 1998. The tariff will not affect the rates for other customer classes during or after the experimental period. The Company intends to absorb any margin losses associated with loads served on the DADS tariff, but it is not expected to have a material impact on the Company's financial condition or results of operations.

PCA Tariff In May, the Company filed for tariff revisions with the IPUC to reflect the expiration of a Power Cost Adjustment (PCA) surcharge and the implementation of a proposed PCA rebate. The surcharge went into effect on September 1, 1995 and expired on August 31, 1996. The rate rebate was approved by the IPUC, effective September 1, 1996 through August 31, 1997. The combined effect of the surcharge expiration and rebate implementation provides Idaho residential customers an overall electric rate decrease of 4.77%.

Purchased Gas Adjustment (PGA) In September, the Company filed a request for a PGA with the IPUC that reflects decreases from the Company's suppliers in the cost of gas purchased. The IPUC approved the filing, effective November 1, that will reduce the natural gas rates charged to residential customers by 8.5%.

National Power Marketer Certification In September, the Federal Energy Regulatory Commission (FERC) approved the Company's application for National Power Marketer certification. This will allow the Company, or a subsidiary of the Company, to buy electricity and natural gas for resale to utilities and other customers throughout the United States.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                            12 Months Ended
                                                         September 30, December 31,
                                                            1996          1995
                                                          --------      --------
     Ratio of Earnings to Fixed Charges                   3.41 (x)      3.22 (x)
     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                  2.84 (x)      2.61 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts would not have a material impact on fixed charges ratios.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WASHINGTON WATER POWER COMPANY
                                                   (Registrant)



Date:  November 14, 1996                        /s/ J. E. Eliassen
                                             ------------------------
                                                   J. E. Eliassen

                                        Senior Vice President - Finance and
                                              Chief Financial Officer
                                             (Principal Accounting and
                                                 Financial Officer)