Form 10-Q
period 1997-03-31
WASHINGTON WATER POWER CO
filed 1997-05-14
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

                          Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Washington                                     91-0462470
---------------------------------------------            -----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

1411 East Mission Avenue, Spokane, Washington                  99202-2600
---------------------------------------------            -----------------------
  (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:     509-489-0500
                       Web site: http://www.wwpco.com         ------------



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

                                 Yes [X] No [ ]


At April 30, 1997, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:

              Item 1. Financial Statements

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 1997 and 1996...........................................        3

                  Consolidated Balance Sheets - March 31, 1997
                      and December 31, 1996.............................................        4

                  Consolidated Statements of Capitalization - March 31, 1997
                      and December 31, 1996.............................................        5

                  Consolidated Statements of Cash Flows - Three Months Ended
                      March 31, 1997 and 1996...........................................        6

                  Schedule of Information by Business Segments - Three Months Ended
                      March 31, 1997 and 1996...........................................        7

                  Notes to Consolidated Financial Statements............................        8

              Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................       11

Part II. Other Information:

              Item 5. Other Information.................................................       14

              Item 6. Exhibits and Reports on Form 8-K..................................       15

Signature...............................................................................       16

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                        1997              1996
                                                     ---------         ---------
OPERATING REVENUES ..........................        $ 284,046         $ 248,004
                                                     ---------         ---------

OPERATING EXPENSES:
   Operations and maintenance ...............          169,014           129,967
   Administrative and general ...............           18,554            19,240
   Depreciation and amortization ............           17,462            17,159
   Taxes other than income taxes ............           14,956            13,692
                                                     ---------         ---------
     Total operating expenses ...............          219,986           180,058
                                                     ---------         ---------

INCOME FROM OPERATIONS ......................           64,060            67,946
                                                     ---------         ---------

OTHER INCOME (EXPENSE):
   Interest expense .........................          (16,316)          (15,306)
   Net gain on subsidiary transactions ......               --            16,986
   Merger-related expenses ..................               --            (1,500)
   Other income (deductions)-net ............            6,813              (233)
                                                     ---------         ---------
     Total other income (expense)-net .......           (9,503)              (53)
                                                     ---------         ---------

INCOME BEFORE INCOME TAXES ..................           54,557            67,893

INCOME TAXES ................................           24,709            25,984
                                                     ---------         ---------

NET INCOME ..................................           29,848            41,909

DEDUCT-Preferred stock dividend requirements             1,778             2,266
                                                     ---------         ---------

INCOME AVAILABLE FOR COMMON STOCK ...........        $  28,070         $  39,643
                                                     =========         =========

Average common shares outstanding (thousands)           55,960            55,958

EARNINGS PER SHARE OF COMMON STOCK ..........        $    0.50         $    0.71

Dividends paid per common share .............        $    0.31         $    0.31


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                       March 31,       December 31,
                                                                         1997              1996
                                                                     ------------      ------------
ASSETS:
PROPERTY:
   Utility plant in service-net ..............................        $1,973,927        $1,951,604
   Construction work in progress .............................            31,974            38,696
                                                                      ----------        ----------
     Total ...................................................         2,005,901         1,990,300
   Less:  Accumulated depreciation and amortization ..........           605,175           592,424
                                                                      ----------        ----------
     Net utility plant .......................................         1,400,726         1,397,876
                                                                      ----------        ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................            73,627            75,312
   Non-utility properties and investments-net ................           149,349           149,747
   Other-net .................................................            22,936            22,670
                                                                      ----------        ----------
     Total other property and investments ....................           245,912           247,729
                                                                      ----------        ----------

CURRENT ASSETS:
   Cash and cash equivalents .................................            35,002             8,211
   Temporary cash investments ................................            18,421            19,709
   Accounts and notes receivable-net .........................           102,455           148,742
   Materials and supplies, fuel stock and natural gas stored .            29,314            31,729
   Prepayments and other .....................................            20,581            19,998
                                                                      ----------        ----------
     Total current assets ....................................           205,773           228,389
                                                                      ----------        ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................           170,954           164,753
   Conservation programs .....................................            56,539            57,703
   Prepaid power purchases ...................................            27,576            30,935
   Unamortized debt expense ..................................            24,506            23,148
   Other-net .................................................            35,327            26,765
                                                                      ----------        ----------
     Total deferred charges ..................................           314,902           303,304
                                                                      ----------        ----------

       TOTAL .................................................        $2,167,313        $2,177,298
                                                                      ==========        ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)        $1,597,586        $1,590,262
                                                                      ----------        ----------

CURRENT LIABILITIES:
   Accounts payable ..........................................            72,338            95,268
   Taxes and interest accrued ................................            61,299            37,344
   Other .....................................................            50,959            70,873
                                                                      ----------        ----------
     Total current liabilities ...............................           184,596           203,485
                                                                      ----------        ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ...................................            28,733            27,855
   Deferred income taxes .....................................           322,595           312,529
   Other .....................................................            33,803            43,167
                                                                      ----------        ----------
     Total non-current liabilities and deferred credits ......           385,131           383,551
                                                                      ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

       TOTAL .................................................        $2,167,313        $2,177,298
                                                                      ==========        ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                       March 31,          December 31,
                                                                                         1997                 1996
                                                                                     ------------         ------------
COMMON EQUITY:
   Common stock, no par value:  200,000,000 shares authorized:
     shares outstanding: 55,960,360 ..............................................    $   594,853         $   594,853
   Note receivable from employee stock ownership plan ............................        (10,832)            (11,009)
   Capital stock expense and other paid in capital ...............................        (10,112)            (10,112)
   Unrealized investment gain-net ................................................          6,278               5,703
   Retained earnings .............................................................        142,083             131,301
                                                                                      -----------         -----------
       Total common equity .......................................................        722,270             710,736
                                                                                      -----------         -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding ($100,000 stated value) ...         50,000              50,000
                                                                                      -----------         -----------
       Total not subject to mandatory redemption .................................         50,000              50,000
                                                                                      -----------         -----------

   Subject to mandatory redemption:
     $8.625, Series I; 300,000 shares outstanding ($100 stated value) ............         30,000              30,000
     $6.95, Series K;  350,000 shares outstanding ($100 stated value) ............         35,000              35,000
                                                                                      -----------         -----------
       Total subject to mandatory redemption .....................................         65,000              65,000
                                                                                      -----------         -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   TRUST SECURITIES ..............................................................         60,000                  --
                                                                                      -----------         -----------

LONG-TERM DEBT:
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 .................................................         66,700              66,700
     7 2/5% due December 1, 2016 .................................................         17,000              17,000
     Secured Medium-Term Notes:
       Series A - 5.95% to 8.06% due 2000 through 2023 ...........................        227,000             227,000
       Series B - 6.50% to 8.25% due 1997 through 2010 ...........................        141,000             141,000
                                                                                      -----------         -----------
       Total first mortgage bonds ................................................        451,700             451,700
                                                                                      -----------         -----------

   Pollution Control Bonds:
     6% Series due 2023 ..........................................................          4,100               4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1997 through 2007 .............................         72,500              72,500
     Series B - 6.75% to 8.55% due 1999 through 2023 .............................        120,000             120,000
                                                                                      -----------         -----------
       Total unsecured medium-term notes .........................................        192,500             192,500
                                                                                      -----------         -----------

   Notes payable (due within one year) to be refinanced ..........................         25,000              85,000
   Other .........................................................................         27,016              31,226
                                                                                      -----------         -----------
       Total long-term debt ......................................................        700,316             764,526
                                                                                      -----------         -----------


TOTAL CAPITALIZATION .............................................................    $ 1,597,586         $ 1,590,262
                                                                                      ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                       1997             1996
                                                                                     --------         --------
OPERATING ACTIVITIES:
   Net income ...............................................................        $ 29,848         $ 41,909
   NON-CASH REVENUES AND EXPENSES
     INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................          17,462           17,159
     Provision for deferred income taxes ....................................           9,609            1,678
     Allowance for equity funds used during construction ....................            (290)            (170)
     Power and natural gas cost deferrals and amortization ..................          (8,658)           6,163
     Deferred revenues and other-net ........................................          (3,903)           3,764
     (Increase) decrease in working capital components:
       Receivables and prepaid expenses-net .................................          31,269            4,419
       Materials & supplies, fuel stock and natural gas stored ..............           2,415            1,590
       Payables and other accrued liabilities ...............................          (5,762)          14,079
       Other-net ............................................................           3,771            6,825
                                                                                     --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................          75,761           97,416
                                                                                     --------         --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................         (16,038)         (15,910)
   Other capital requirements ...............................................          (1,027)          (2,034)
   (Increase) decrease in other noncurrent balance sheet items-net ..........           7,236          (18,281)
   Assets acquired and investments in subsidiaries ..........................          (1,689)            (234)
                                                                                     --------         --------
NET CASH USED IN INVESTING ACTIVITIES .......................................         (11,518)         (36,459)
                                                                                     --------         --------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .............................         (60,000)         (29,500)
   Proceeds from issuance of preferred trust securities .....................          60,000               --
   Sale of common stock-net .................................................             177              366
   Other-net ................................................................         (18,464)            (392)
                                                                                     --------         --------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ..............................         (18,287)         (29,526)
      Less cash dividends paid ..............................................         (19,165)         (19,384)
                                                                                     --------         --------
NET CASH USED IN FINANCING ACTIVITIES .......................................         (37,452)         (48,910)
                                                                                     --------         --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ........................          26,791           12,047

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................           8,211            5,164
                                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................        $ 35,002         $ 17,211
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest ...............................................................        $ 12,707         $ 11,652
     Income taxes ...........................................................        $  1,305         $  1,564
   Non-cash financing and investing activities ..............................        $     91         $ 32,125


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                            1997              1996
                                                         ----------        ----------
OPERATING REVENUES:
   Energy Delivery ..............................        $  118,746        $  121,040
   Energy Trading ...............................           126,352            96,990
   Non-energy ...................................            38,948            29,974
                                                         ----------        ----------
     Total operating revenues ...................        $  284,046        $  248,004
                                                         ==========        ==========

OPERATIONS AND MAINTENANCE EXPENSES:
   Energy Delivery:
     Natural gas purchased for resale ...........        $   32,339        $   34,756
     Other ......................................            14,663            14,917
   Energy Trading:
     Power purchased ............................            71,907            38,510
     Fuel for generation ........................             9,663             7,314
     Other ......................................            11,527            12,320
   Non-energy ...................................            28,915            22,150
                                                         ----------        ----------
     Total operations and maintenance expenses ..        $  169,014        $  129,967
                                                         ==========        ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ..............................        $   11,500        $   12,155
   Energy Trading ...............................             4,925             3,751
   Non-energy ...................................             2,129             3,334
                                                         ----------        ----------
     Total administrative and general expenses ..        $   18,554        $   19,240
                                                         ==========        ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ..............................        $    8,113        $    8,507
   Energy Trading ...............................             6,624             6,914
   Non-energy ...................................             2,725             1,738
                                                         ----------        ----------
     Total depreciation and amortization expenses        $   17,462        $   17,159
                                                         ==========        ==========

INCOME FROM OPERATIONS:
   Energy Delivery ..............................        $   40,643        $   40,137
   Energy Trading ...............................            18,855            25,381
   Non-energy ...................................             4,562             2,428
                                                         ----------        ----------
     Total income from operations ...............        $   64,060        $   67,946
                                                         ==========        ==========

INCOME AVAILABLE FOR COMMON STOCK:
   Energy operations ............................        $   26,730        $   27,917
   Non-energy operations ........................             1,340            11,726
                                                         ----------        ----------
     Total income available for common stock ....        $   28,070        $   39,643
                                                         ==========        ==========

ASSETS: (1996 amounts at December 31)
   Energy Delivery ..............................        $1,010,415        $1,014,451
   Energy Trading ...............................           665,117           683,599
   Other energy .................................           259,833           223,379
   Non-energy ...................................           231,948           255,869
                                                         ----------        ----------
     Total assets ...............................        $2,167,313        $2,177,298
                                                         ==========        ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ..............................        $   12,976        $   13,927
   Energy Trading ...............................             2,594             1,441
   Non-energy ...................................             1,144               323
                                                         ----------        ----------
     Total capital expenditures .................        $   16,714        $   15,691
                                                         ==========        ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FAS No. 128, entitled "Earnings per Share" and FAS No. 129, entitled "Disclosure of Information about Capital Structure," which are both effective for the fiscal year ending December 31, 1997. Additional disclosure related to the Company's capital structure will be required in the 1997 Annual Report on Form 10-K. The Company does not expect any significant impact on the Company's financial position or results of operations as a result of adopting these standards.


NOTE 2.  FINANCINGS

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF WASHINGTON WATER POWER CAPITAL I

On January 23, 1997, Washington Water Power Capital I, a business trust, issued to the public $60,000,000 of Preferred Trust Securities having a distribution rate of 7 7/8%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,855,675 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's 7 7/8% Junior Subordinated Deferrable Interest Debentures, Series A, with a principal amount of $61,855,675. The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that the Trust has funds available for such payment from the debt securities. These debt securities may be redeemed at the Company's option on or after January 15, 2002 and mature January 15, 2037. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Company's consolidated statement of capitalization reflects only the $60 million of new Preferred Trust Securities.

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

On November 21, 1994, the Company filed a Motion for Summary Judgment of Dismissal. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. A mediation conference was held on October 11, 1996. Following the conclusion of that conference, briefing schedules were vacated indefinitely to accommodate a mediation process and the parties have selected a mediator. The Company is presently unable to assess the likelihood of an adverse outcome in this litigation, or estimate an amount or range of potential loss in the event of an adverse outcome.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. Underground soil testing conducted in 1993 showed that the oil had migrated approximately one city block beyond the steam plant property. On December 6, 1993, the Company asked the Department of Ecology (DOE) to enter into negotiations for a Consent Decree. The Consent Decree, entered on November 8, 1994, provided for an extensive Remedial Investigation (RI) and Feasibility Study (FS) to determine the appropriate cleanup action. The RI and FS were completed in 1995 and an RI/FS report was approved by the DOE in 1996. A Cleanup Action Plan (CAP) was determined by DOE in 1996. The 1994 Consent Decree was amended to include the CAP with court approval on December 2, 1996. The Company is now implementing the CAP. The Company presently estimates that the total cleanup cost, including costs incurred to-date, will approximate $12 million. As of March 31, 1997, an accrual of $3.1 million is reflected on the Company's financial statements, which represents the Company's best estimate of its uninsured liability.

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

Complainants in all cases allege various theories of tortious conduct, including negligence, creation of a public nuisance, strict liability and trespass; in most cases, complainants allege that fires were caused by electric distribution and/or transmission lines downed by wind-downed trees. The lawsuits seek recovery for property damage, emotional and mental distress, lost income and punitive damages, but do not specify the amount of damages being sought. All cases are in a discovery phase. Plaintiffs' motion for consolidation of all liability trials was denied without prejudice. Plaintiffs also filed a Motion to Decertify all cases on damage issues, which motion was denied following a hearing held on January 27, 1997. Still pending is a WWP Motion for Discretionary Review before the Washington Court of Appeals (Div. III) on class certification issues, which was heard by the Court on February 4, 1997. Trial dates on liability issues have been set on various dates beginning March 2, 1998 with the last trial scheduled to begin November 9, 1998. The Company has received a settlement demand for settlement of class action litigation which is within the Company's insurance coverage limits. The Company is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
OTHER CONTINGENCIES

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

The Company has potential liabilities under the Federal Endangered Species Act
(ESA) for species of fish that have either already been added to the endangered species list, been listed as "threatened" or been petitioned for listing. Thus far, measures which have been adopted and implemented have had minimal impact on the Company. Future actions to save these, and other as yet unidentified fish or wildlife species, particularly as the Company is relicensing several of its hydroelectric facilities, could impact the Company's operations. It is currently not possible to determine the likely financial impact of any further actions.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged as a utility providing electric and natural gas sales and services. The Energy Delivery business includes distribution and transmission services for retail electric and all natural gas operations. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth, conservation, appliance efficiency and other technology. The Energy Trading (Generation and Resources) business includes generation and production, short and long-term wholesale electric and natural gas commodity trading and sales, and energy services. Revenues from the sale of energy to other utilities and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power in other areas of the country. Other factors affecting the wholesale power market include an increasing number of power brokers and marketers and competition from low cost generation being developed by independent power producers. The non-energy business primarily includes the operations of the portfolio companies of Pentzer Corporation (Pentzer), a wholly owned subsidiary of the Company.


RESULTS OF OPERATIONS


OVERALL OPERATIONS

First quarter 1997 net income available for common stock was $28.1 million, an $11.5 million decrease from 1996 first quarter net income of $39.6 million. The decrease in earnings was primarily the result of an $11.1 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer's subsidiaries which occurred in the first quarter of 1996. The 1996 earnings also reflect the expensing of $1.0 million, on an after-tax basis, related to the terminated merger between the Company and Sierra Pacific Resources.

First quarter 1997 earnings per share were $0.50 as compared to $0.71 for the same period in 1996. Energy operations income available for common stock contributed $0.48 to earnings per share for the first quarter of 1997 compared to $0.50 in the first quarter of 1996. Non-energy operations income available for common stock contributed $0.02 to earnings per share for the first quarter of 1997 compared to $0.21 in the same period in 1996.


ENERGY OPERATIONS

REVENUES

Total Energy Delivery revenues decreased $2.3 million in the first quarter of 1997 from the first quarter of 1996. Retail electric revenues decreased $1.5 million in the first quarter of 1997 compared to the same period in 1996, primarily as a result of weather 1% warmer than normal during the first quarter of 1997, compared to 9% colder than normal in the same period in 1996. Transmission revenues increased $2.2 million in first quarter 1997 compared to 1996 due to increased wholesale electric sales. Total natural gas revenues decreased $3.1 million in the first quarter of 1997 from 1996, primarily due to decreased therm sales as a result of warmer weather in 1997. In addition to the lower sales volumes, residential and commercial revenues also decreased due to decreases in natural gas prices. Purchased gas cost adjustments effective in Washington, Idaho and Oregon decreased the prices paid by customers in 1997 by 4.4%, 8.5% and 8.59%, respectively.

Energy Trading revenues increased $29.4 million, or 30%, in the first quarter of 1997 compared to the same period in 1996, primarily due to new power contracts for long-term wholesale electric service and increased short-term sales. Revenues from long-term sales increased $7.0 million in the first quarter of 1997 over 1996, while revenues from short-term sales increased $21.4 million during the same period. Total sales volumes during the first three months of 1997 nearly doubled from the same period in 1996, but average prices were down by approximately 15% from the first quarter of 1996. In spite of these increases in sales and revenues, increased purchased power expense (see below), combined with reduced hydroelectric generation and increased competition, which put pressure on margins, resulted in a $6.5 million decrease in Energy Trading's income from operations.


EXPENSES

Total operating expenses decreased by $2.8 million for Energy Delivery operations and increased by $35.9 million for Energy Trading operations during the first quarter of 1997 compared to 1996.

Commitments under new long-term wholesale sales contracts and increased short-term sales, combined with increased costs under some long-term purchased power contracts, resulted in a $33.4 million, or 87%, increase in electric purchased power expense in the first quarter of 1997 over 1996, which accounts for the majority of the

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

increase in Energy Trading's operating expenses. Streamflows on the Company's hydroelectric system were 180% of normal for the first quarter of 1997, and are expected to be 150 percent of normal for all of 1997, but hydroelectric generation for the first quarter of 1997 was below that of first quarter 1996, which was the Company's highest year ever for hydroelectric generation. During the first three months of 1996, hydroelectric generation was 158% of normal, due to streamflows which were 265% of normal.

Fuel costs increased $2.3 million in the first quarter of 1997 compared to 1996 as a result of higher generation at thermal plants. The increase in generation was primarily due to increased wholesale sales in 1997 as compared to 1996.

Natural gas purchased expense decreased $2.4 million, or 7%, during the first three months of 1997 as compared to 1996, primarily due to decreased therm sales. A large portion of purchased gas expense is variable costs, with the result that increases or decreases in purchased gas expense are generally offset by like changes in revenues.

Other operating and maintenance expenses decreased $1.0 million in the first three months of 1997 from the same period in 1996. The Idaho Power Cost Adjustment (PCA), which allows the Company to change prices to recover or rebate a portion of the difference between actual and allowed net power supply costs, decreased expenses by $2.4 million during the first quarter of 1997 as compared to the same period in 1996, due to streamflow conditions. Natural gas operations were negatively affected by the $0.8 million write-off of a natural gas transaction software program. Transmission expenses associated with increased wholesale sales increased $0.4 million in the first quarter of 1997 from 1996.

Administrative and general expenses decreased by $1.0 million in the first quarter of 1997, compared to 1996, due primarily to accruals related to postretirement and pension benefits in the first quarter of 1996 that did not occur in 1997.

Income taxes decreased $1.3 million in the first three months of 1997 over 1996 primarily due to adjustments related to revised estimates on certain tax issues.


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

Non-energy operating revenues and expenses increased by $9.0 million and $6.8 million, respectively, during the first quarter of 1997 as compared to 1996 primarily as a result of increased business activity from Pentzer's portfolio companies. Income from operations totaled $4.6 million, which was a $2.1 million, or 88%, increase in 1997 over 1996. Non-energy income available for common stock for the first quarter of 1997 was $1.3 million, which represents a $10.4 million decrease from first quarter 1996 earnings. The 1996 earnings primarily resulted from a transactional gain totaling $11.1 million, net of taxes and other adjustments, recorded by Pentzer as a result of the sale of property by one of its subsidiary companies. Non-transactional income from portfolio companies in 1997 exceeded 1996 by $0.9 million.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash available from operating activities in the first quarter of 1997 decreased by $21.7 million from the same period in 1996 due in large part to the $12.1 million decrease in net income and changes in various working capital components, such as decreased payables, partially offset by decreases in receivables and an increased provision for deferred income taxes as a result of adjustments for depreciation and the FAS 109 regulatory asset. Power and natural gas cost deferrals decreased cashflows in 1997 as a result of increased natural gas prices during the first part of this year, reduced prices paid by natural gas customers and PCA rebates in effect in 1997 as compared to surcharges in effect during the first quarter of 1996. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities totaled $36.5 million in the first quarter of 1996 compared to $11.5 million in the same period in 1997. Cash used in investing activities was higher during the first quarter of 1996 as a result of establishment of trusts totaling $10.8 million for postretirement medical benefits and coal reclamation costs and the $8.2 million net effect on cash flows of transactions related to the sale of property by Pentzer. Pentzer received a promissory note for a portion of the sale price of Spokane Industrial Park. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities totaled $48.9 million in the first quarter of 1996 compared to $37.5 million in 1997. The 1996 activity included a reduction in bank borrowings of $29.5 million. Bank borrowings were decreased by $60.0 million in the first three months of 1997 with the proceeds of $60 million of Preferred Trust Securities which were issued in January 1997. See Note 2 to Financial Statements for additional information about these securities. The reduction of $18.5 million in Other-net reflects the decrease in short and long-term debt by the non-energy operating companies.


ENERGY OPERATIONS

The Company funds its energy capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $160 million in committed lines of credit, with no balances outstanding under these agreements at March 31, 1997. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of March 31, 1997, $25.0 million was outstanding under the other borrowing arrangements with banks.

During the 1997-1999 period, energy capital expenditures are expected to be $239 million, and in addition, $118.5 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 113% of the funds needed for its capital expenditure program. External financing will be required to fund a portion of the maturing long-term debt and preferred stock sinking fund requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.


NON-ENERGY OPERATIONS

The non-energy operations have $76 million in short-term borrowing arrangements available ($18.1 million outstanding as of March 31, 1997) to fund corporate requirements on an interim basis. At March 31, 1997, the non-energy operations had $37.2 million in cash and marketable securities with $35.9 million in long-term debt outstanding.

The 1997-1999 non-energy capital expenditures are expected to be $12 million, and $30 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-energy capital expenditure requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, acquisitions or sales of businesses and other transactions.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

TOTAL COMPANY

The Company's total common equity increased by $11.5 million during the first quarter of 1997 to $722.3 million, primarily due to a $10.8 million increase in retained earnings. The Company's consolidated capital structure at March 31, 1997, was 44% debt, 11% preferred stock (including the new Preferred Trust Securities) and 45% common equity as compared to 48% debt, 7% preferred stock and 45% common equity at year-end 1996.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's Annual Report on Form 10-K for 1996 under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

REGULATORY PROCEEDINGS.

More Options for Power Services In February, the Company filed with the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) an experimental More Options for Power Services
(MOPS) tariff that will allow approximately 2,500 residential and 300 commercial customers direct access to alternative energy providers. The WUTC and IPUC approved the two-year program, which will begin in mid-1997. Participating customers will be randomly selected to participate in the program. The Company will recover approximately half of the lost margin associated with the pilot program through the energy delivery rate paid by participating customers and will absorb the remaining margin losses. Program costs will be deferred for future recovery. The program costs and margin losses are not expected to have a material impact on the Company's financial condition or results of operations.

Natural Gas General Rate Case The Company is currently planning to file a natural gas general rate case in Washington during the second quarter of 1997.

ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                       12 Months Ended
                                                -------------------------------
                                                   March 31,      December 31,
                                                     1997             1996
                                                --------------   --------------
     Ratio of Earnings to Fixed Charges             2.74 (x)         2.97 (x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements            2.32 (x)         2.50 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.

OTHER INFORMATION.

In February, the Company's Board of Directors approved creation of a new subsidiary, Avista Corp. (Avista), which owns all of the Company's non-regulated energy and non-energy businesses. The non-regulated energy businesses include Avista Advantage, Inc. and Avista Energy, Inc. Avista Advantage provides a variety of energy-related

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

products and services to commercial and industrial customers on a national basis. Its product line includes real-time metering, consolidated billing, lighting and security systems, energy technology services and energy commodity management. Avista Energy focuses on commodity trading, energy marketing and other related businesses. The non-energy business primarily consists of Pentzer, which is the parent company to the majority of the Company's non-energy businesses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)   Exhibits.

         4.1 Indenture, dated as of January 1, 1997, between The Washington Water Power Company and Wilmington Trust Company, as Debenture Trustee.

         4.2 Amended and Restated Declaration of Trust of Washington Water Power Capital I, dated as of January 23, 1997.

         4.3 Securities Guarantee Agreement, dated as of January 23, 1997, between The Washington Water Power Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, relating to the Preferred Securities of Washington Water Power Capital I.

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



                                              THE WASHINGTON WATER POWER COMPANY
                                                         (Registrant)





Date: May 14, 1997                            __________________________________
                                                        J. E. Eliassen
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Principal Accounting and
                                                      Financial Officer)

                                                                      EXHIBIT 12


                       THE WASHINGTON WATER POWER COMPANY

    Computation of Ratio of Earnings to Fixed Charges and Preferred Dividend
                            Requirements Consolidated
                             (Thousands of Dollars)

                                                       12 Mos. Ended                     Years Ended December 31
                                                          March 31,       --------------------------------------------------------
                                                            1997            1996            1995            1994            1993
                                                          --------        --------        --------        --------        --------
Fixed charges, as defined:
      Interest on long-term debt                          $ 61,397        $ 60,256        $ 55,580        $ 49,566        $ 47,129
      Amortization of debt expense
        and premium - net                                    2,869           2,998           3,441           3,511           3,004
      Interest portion of rentals                            4,304           4,311           3,962           1,282             924
                                                          --------        --------        --------        --------        --------

          Total fixed charges                             $ 68,570        $ 67,565        $ 62,983        $ 54,359        $ 51,057
                                                          ========        ========        ========        ========        ========

Earnings, as defined:
      Net income from continuing ops                      $ 71,393        $ 83,453        $ 87,121        $ 77,197        $ 82,776
      Add (deduct):
        Income tax expense                                  48,237          49,509          52,416          44,696          42,503
        Total fixed charges above                           68,570          67,565          62,983          54,359          51,057
                                                          --------        --------        --------        --------        --------

          Total earnings                                  $188,200        $200,527        $202,520        $176,252        $176,336
                                                          ========        ========        ========        ========        ========

Ratio of earnings to fixed charges                            2.74            2.97            3.22            3.24            3.45


Fixed charges and preferred dividend requirements:
      Fixed charges above                                 $ 68,570        $ 67,565        $ 62,983        $ 54,359        $ 51,057
      Preferred dividend requirements (2)                   12,552          12,711          14,612          13,668          12,615
                                                          --------        --------        --------        --------        --------

          Total                                           $ 81,122        $ 80,276        $ 77,595        $ 68,027        $ 63,672
                                                          ========        ========        ========        ========        ========

Ratio of earnings to fixed charges
  and preferred dividend requirements                         2.32            2.50            2.61            2.59            2.77

(1) Calculations have been restated to reflect the results from continuing operations (ie. excluding discontinued coal mining operations).

(2) Preferred dividend requirements have been grossed up to their pre-tax level.

                        --------------------------------


                       THE WASHINGTON WATER POWER COMPANY


                                       TO


                            WILMINGTON TRUST COMPANY,

                                     TRUSTEE


                                  -------------


                                    INDENTURE


                           DATED AS OF JANUARY 1, 1997


                                  -------------



                        --------------------------------

                       THE WASHINGTON WATER POWER COMPANY


         RECONCILIATION AND TIE BETWEEN TRUST INDENTURE ACT OF 1939 AND
                     INDENTURE, DATED AS OF JANUARY 1, 1997
         --------------------------------------------------------------


    TRUST INDENTURE ACT SECTION                         INDENTURE SECTION(S)
    ---------------------------                         --------------------

    Section 310(a)(1) . . . . . . . . . . . . . . . . .     809
               (a)(2) . . . . . . . . . . . . . . . . .     809
               (a)(3) . . . . . . . . . . . . . . . . .     Not Applicable
               (a)(4) . . . . . . . . . . . . . . . . .     Not Applicable
               (b)    . . . . . . . . . . . . . . . . .     808, 810
    Section 311(a)    . . . . . . . . . . . . . . . . .     813
               (b)    . . . . . . . . . . . . . . . . .     813
               (c)    . . . . . . . . . . . . . . . . .     813
    Section 312(a)    . . . . . . . . . . . . . . . . .     901
               (b)    . . . . . . . . . . . . . . . . .     901
               (c)    . . . . . . . . . . . . . . . . .     901
    Section 313(a)    . . . . . . . . . . . . . . . . .     902
               (b)    . . . . . . . . . . . . . . . . .     902
               (c)    . . . . . . . . . . . . . . . . .     902
               (d)    . . . . . . . . . . . . . . . . .     902
    Section 314(a)    . . . . . . . . . . . . . . . . .     902, 507
               (b)    . . . . . . . . . . . . . . . . .     Not Applicable
               (c)(1) . . . . . . . . . . . . . . . . .     102
               (c)(2) . . . . . . . . . . . . . . . . .     102
               (c)(3) . . . . . . . . . . . . . . . . .     Not Applicable
               (d)    . . . . . . . . . . . . . . . . .     Not Applicable
               (e)    . . . . . . . . . . . . . . . . .     102
    Section 315(a)    . . . . . . . . . . . . . . . . .     801, 803
               (b)    . . . . . . . . . . . . . . . . .     802
               (c)    . . . . . . . . . . . . . . . . .     801
               (d)    . . . . . . . . . . . . . . . . .     801
               (e)    . . . . . . . . . . . . . . . . .     714
    Section 316(a)    . . . . . . . . . . . . . . . . .     712, 713
               (a)(1)(A). . . . . . . . . . . . . . . .     702, 712
               (a)(1)(B). . . . . . . . . . . . . . . .     713
               (a)(2) . . . . . . . . . . . . . . . . .     Not Applicable
               (b)    . . . . . . . . . . . . . . . . .     708
    Section 317(a)(1) . . . . . . . . . . . . . . . . .     703
               (a)(2) . . . . . . . . . . . . . . . . .     705
               (b)    . . . . . . . . . . . . . . . . .     503
    Section 318(a)    . . . . . . . . . . . . . . . . .     107

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----


          Recital of the Company  . . . . . . . . . . . . . . . . . . .   1


                                   ARTICLE ONE

               DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

                        SECTION 101.  General Definitions . . . . . . .   1
                          Act . . . . . . . . . . . . . . . . . . . . .   2
                          Affiliate . . . . . . . . . . . . . . . . . .   2
                          Authenticating Agent  . . . . . . . . . . . .   2
                          Authorized Officer  . . . . . . . . . . . . .   2
                          Board of Directors  . . . . . . . . . . . . .   2
                          Board Resolution  . . . . . . . . . . . . . .   2
                          Business Day  . . . . . . . . . . . . . . . .   2
                          Commission  . . . . . . . . . . . . . . . . .   3
                          Company . . . . . . . . . . . . . . . . . . .   3
                          Company Order or Company Request  . . . . . .   3
                          Corporate Trust Office  . . . . . . . . . . .   3
                          corporation . . . . . . . . . . . . . . . . .   3
                          Declaration . . . . . . . . . . . . . . . . .   3
                          Discount Security . . . . . . . . . . . . . .   3
                          Interest  . . . . . . . . . . . . . . . . . .   3
                          Dollar or $ . . . . . . . . . . . . . . . . .   3
                          Eligible Obligations  . . . . . . . . . . . .   3
                          Event of Default  . . . . . . . . . . . . . .   4
                          Fair Value  . . . . . . . . . . . . . . . . .   4
                          Governmental Authority  . . . . . . . . . . .   4
                          Government Obligations  . . . . . . . . . . .   4
                          Guarantee . . . . . . . . . . . . . . . . . .   4
                          Holder  . . . . . . . . . . . . . . . . . . .   4
                          Indenture . . . . . . . . . . . . . . . . . .   4
                          Independent Expert's Certificate  . . . . . .   4
                          Institutional Trustee . . . . . . . . . . . .   5
                          Interest Payment Date . . . . . . . . . . . .   5
                          Maturity  . . . . . . . . . . . . . . . . . .   5
                          Notice of Default . . . . . . . . . . . . . .   5
                          Officer's Certificate . . . . . . . . . . . .   5
                          Opinion of Counsel  . . . . . . . . . . . . .   5
                          Outstanding . . . . . . . . . . . . . . . . .   5
                          Paying Agent  . . . . . . . . . . . . . . . .   6
                          Periodic Offering . . . . . . . . . . . . . .   6
                          Person  . . . . . . . . . . . . . . . . . . .   7
                          Place of Payment  . . . . . . . . . . . . . .   7
                          Predecessor Security  . . . . . . . . . . . .   7
                          Redemption Date . . . . . . . . . . . . . . .   7
                          Redemption Price  . . . . . . . . . . . . . .   7
                          Regular Record Date . . . . . . . . . . . . .   7
                          Required Currency . . . . . . . . . . . . . .   7
                          Responsible Officer . . . . . . . . . . . . .   7
                          Securities  . . . . . . . . . . . . . . . . .   7
                          Security Register . . . . . . . . . . . . . .   7
                          Security Registrar  . . . . . . . . . . . . .   7
                          Senior Indebtedness . . . . . . . . . . . . .   7
                          Special Record Date . . . . . . . . . . . . .   8
                          Stated Interest Rate  . . . . . . . . . . . .   8
                          Stated Maturity . . . . . . . . . . . . . . .   8
                          Successor Corporation . . . . . . . . . . . .   8
                          Tranche . . . . . . . . . . . . . . . . . . .   8
                          Trust Indenture Act . . . . . . . . . . . . .   8
                          Trust Securities  . . . . . . . . . . . . . .   8
                          Trustee . . . . . . . . . . . . . . . . . . .   8
                          United States . . . . . . . . . . . . . . . .   9
                          Unpaid Interest . . . . . . . . . . . . . . .   9
                          Washington Water Power Trust  . . . . . . . .   9
               SECTION 102.  Compliance Certificates and Opinions . . .   9
               SECTION 103.  Content and Form of Documents Delivered
                             to Trustee . . . . . . . . . . . . . . . .  10
               SECTION 104.  Acts of Holders  . . . . . . . . . . . . .  11
               SECTION 105.  Notices, Etc. to Trustee and Company . . .  13
               SECTION 106.  Notice to Holders of Securities; Waiver  .  13

               SECTION 107.  Conflict with Trust Indenture Act  . . . .  14
               SECTION 108.  Effect of Headings and Table of Contents .  14
               SECTION 109.  Successors and Assigns . . . . . . . . . .  14
               SECTION 110.  Separability Clause  . . . . . . . . . . .  14
               SECTION 111.  Benefits of Indenture  . . . . . . . . . .  14
               SECTION 112.  Governing Law  . . . . . . . . . . . . . .  15
               SECTION 113.  Legal Holidays . . . . . . . . . . . . . .  15


                                  ARTICLE TWO

                                 SECURITY FORMS

               SECTION 201.  Forms Generally  . . . . . . . . . . . . .  15
               SECTION 202.  Form of Trustee's Certificate of
                             Authentication . . . . . . . . . . . . . .  16

                                 ARTICLE THREE

                                 THE SECURITIES

               SECTION 301.  Amount Unlimited; Issuable in Series . . .  16
               SECTION 302.  Denominations  . . . . . . . . . . . . . .  20
               SECTION 303.  Execution, Dating, Certificate of
                             Authentication . . . . . . . . . . . . . .  20
               SECTION 304.  Temporary Securities . . . . . . . . . . .  23
               SECTION 305.  Registration, Registration of Transfer
                             and Exchange . . . . . . . . . . . . . . .  24
               SECTION 306.  Mutilated, Destroyed, Lost and Stolen
                             Securities . . . . . . . . . . . . . . . .  25
               SECTION 307.  Payment of Interest; Interest Rights
                             Preserved  . . . . . . . . . . . . . . . .  26
               SECTION 308.  Persons Deemed Owners  . . . . . . . . . .  27
               SECTION 309.  Cancellation by Security Registrar . . . .  27
               SECTION 310.  Computation of Interest  . . . . . . . . .  28
               SECTION 311.  Payment to Be in Proper Currency . . . . .  28

                                  ARTICLE FOUR

                            REDEMPTION OF SECURITIES

               SECTION 401.  Applicability of Article . . . . . . . . .  28
               SECTION 402.  Election to Redeem; Notice to Trustee  . .  29
               SECTION 403.  Selection of Securities to Be Redeemed . .  29
               SECTION 404.  Notice of Redemption . . . . . . . . . . .  30
               SECTION 405.  Securities Payable on Redemption Date  . .  31
               SECTION 406.  Securities Redeemed in Part  . . . . . . .  31

                                  ARTICLE FIVE

                                   COVENANTS

               SECTION 501.  Payment of Securities. . . . . . . . . . .  32
               SECTION 502.  Maintenance of Office or Agency  . . . . .  32

               SECTION 107.  Conflict with Trust Indenture Act  . . . .  14
               SECTION 108.  Effect of Headings and Table of Contents .  14
               SECTION 109.  Successors and Assigns . . . . . . . . . .  14
               SECTION 110.  Separability Clause  . . . . . . . . . . .  14
               SECTION 111.  Benefits of Indenture  . . . . . . . . . .  14
               SECTION 112.  Governing Law  . . . . . . . . . . . . . .  15
               SECTION 113.  Legal Holidays . . . . . . . . . . . . . .  15


                                  ARTICLE TWO

                                 SECURITY FORMS

               SECTION 201.  Forms Generally  . . . . . . . . . . . . .  15
               SECTION 202.  Form of Trustee's Certificate of
                             Authentication . . . . . . . . . . . . . .  16

                                 ARTICLE THREE

                                 THE SECURITIES

               SECTION 301.  Amount Unlimited; Issuable in Series . . .  16
               SECTION 302.  Denominations  . . . . . . . . . . . . . .  20
               SECTION 303.  Execution, Dating, Certificate of
                             Authentication . . . . . . . . . . . . . .  20
               SECTION 304.  Temporary Securities . . . . . . . . . . .  23
               SECTION 305.  Registration, Registration of Transfer
                             and Exchange . . . . . . . . . . . . . . .  24
               SECTION 306.  Mutilated, Destroyed, Lost and Stolen
                             Securities . . . . . . . . . . . . . . . .  25
               SECTION 307.  Payment of Interest; Interest Rights
                             Preserved  . . . . . . . . . . . . . . . .  26
               SECTION 308.  Persons Deemed Owners  . . . . . . . . . .  27
               SECTION 309.  Cancellation by Security Registrar . . . .  27
               SECTION 310.  Computation of Interest  . . . . . . . . .  28
               SECTION 311.  Payment to Be in Proper Currency . . . . .  28

                                  ARTICLE FOUR

                            REDEMPTION OF SECURITIES

               SECTION 401.  Applicability of Article . . . . . . . . .  28
               SECTION 402.  Election to Redeem; Notice to Trustee  . .  29
               SECTION 403.  Selection of Securities to Be Redeemed . .  29
               SECTION 404.  Notice of Redemption . . . . . . . . . . .  30
               SECTION 405.  Securities Payable on Redemption Date  . .  31
               SECTION 406.  Securities Redeemed in Part  . . . . . . .  31

                                  ARTICLE FIVE

                                   COVENANTS

               SECTION 501.  Payment of Securities. . . . . . . . . . .  32
               SECTION 502.  Maintenance of Office or Agency  . . . . .  32
               SECTION 503.  Money for Securities Payments to Be Held
                             in Trust . . . . . . . . . . . . . . . . .  33
               SECTION 504.  Corporate Existence  . . . . . . . . . . .  34
               SECTION 505.  Maintenance of Properties  . . . . . . . .  34
               SECTION 506.  Waiver of Certain Covenants  . . . . . . .  35
               SECTION 507.  Annual Officer's Certificate as to
                             Compliance.  . . . . . . . . . . . . . . .  35
               SECTION 508.  Restriction on Payment of Dividends, Etc.   36
               SECTION 509.  Washington Water Power Trusts. . . . . . .  36

                                  ARTICLE SIX

                           SATISFACTION AND DISCHARGE

               SECTION 601.  Satisfaction and Discharge of Securities .  37
               SECTION 602.  Satisfaction and Discharge of Indenture  .  39
               SECTION 603.  Application of Trust Money . . . . . . . .  40

                                 ARTICLE SEVEN

                          EVENTS OF DEFAULT; REMEDIES

               SECTION 701.  Events of Default  . . . . . . . . . . . .  40
               SECTION 702.  Acceleration of Maturity; Rescission
                             and Annulment  . . . . . . . . . . . . . .  42
               SECTION 703.  Collection of Indebtedness and Suits
                             for Enforcement by Trustee . . . . . . . .  43
               SECTION 704.  Application of Money Collected . . . . . .  44
               SECTION 705.  Trustee May File Proofs of Claim . . . . .  44
               SECTION 706.  Trustee May Enforce Claims without
                             Possession of Securities . . . . . . . . .  45
               SECTION 707.  Limitation on Suits  . . . . . . . . . . .  46
               SECTION 708.  Unconditional Right of Holders to Receive
                             Principal, Premium and Interest  . . . . .  46
               SECTION 709.  Restoration of Rights and Remedies . . . .  47
               SECTION 710.  Rights and Remedies Cumulative . . . . . .  47
               SECTION 711.  Delay or Omission Not Waiver . . . . . . .  47
               SECTION 712.  Control by Holders of Securities . . . . .  47
               SECTION 713.  Waiver of Past Defaults  . . . . . . . . .  48
               SECTION 714.  Undertaking for Costs  . . . . . . . . . .  48
               SECTION 715.  Waiver of Stay or Extension Laws . . . . .  49
               SECTION 716.  Action by Holders of Certain Trust
                             Securities.  . . . . . . . . . . . . . . .  49

                                 ARTICLE EIGHT

                                  THE TRUSTEE

               SECTION 801.  Certain Duties and Responsibilities  . . .  50
               SECTION 802.  Notice of Defaults . . . . . . . . . . . .  51
               SECTION 803.  Certain Rights of Trustee  . . . . . . . .  51
               SECTION 804.  Not Responsible for Recitals or Issuance of
                             Securities . . . . . . . . . . . . . . . .  53

               SECTION 805.  May Hold Securities  . . . . . . . . . . .  53
               SECTION 806.  Money Held in Trust  . . . . . . . . . . .  53
               SECTION 807.  Compensation and Reimbursement . . . . . .  53
               SECTION 808.  Disqualification; Conflicting Interests  .  54
               SECTION 809.  Corporate Trustee Required; Eligibility  .  54
               SECTION 810.  Resignation and Removal; Appointment of
                             Successor  . . . . . . . . . . . . . . . .  55
               SECTION 811.  Acceptance of Appointment by Successor . .  57
               SECTION 812.  Merger, Conversion, Consolidation or
                             Succession to Business . . . . . . . . . .  58
               SECTION 813.  Preferential Collection of Claims
                             against Company  . . . . . . . . . . . . .  58
               SECTION 814.  Appointment of Authenticating Agent  . . .  59

                                     ARTICLE NINE

                   LISTS OF HOLDERS; REPORTS BY TRUSTEE AND COMPANY

               SECTION 901.  Lists of Holders . . . . . . . . . . . . .  61
               SECTION 902.  Reports by Trustee and Company . . . . . .  61

                                   ARTICLE TEN

                        CONSOLIDATION, MERGER, CONVEYANCE
                                OR OTHER TRANSFER

               SECTION 1001.  Company may Consolidate, etc., Only
                              on Certain Terms  . . . . . . . . . . . .  62
               SECTION 1002.  Successor Corporation Substituted . . . .  63
               SECTION 1003.  Release of Company upon Conveyance or
                              Other Transfer  . . . . . . . . . . . . .  63
               SECTION 1004.  Merger into Company . . . . . . . . . . .  63
               SECTION 1005.  Transfer of Less than the Entirety  . . .  63

                                    ARTICLE ELEVEN

                             SUPPLEMENTAL INDENTURES

               SECTION 1101.  Supplemental Indentures without Consent
                              of Holders  . . . . . . . . . . . . . . .  66
               SECTION 1102.  Supplemental Indentures with Consent of
                              Holders . . . . . . . . . . . . . . . . .  68
               SECTION 1103.  Execution of Supplemental Indentures  . .  70
               SECTION 1104.  Effect of Supplemental Indentures . . . .  70
               SECTION 1105.  Conformity with Trust Indenture Act . . .  70
               SECTION 1106.  Reference in Securities to Supplemental
                              Indentures  . . . . . . . . . . . . . . .  70
               SECTION 1107.  Modification Without Supplemental
                              Indenture . . . . . . . . . . . . . . . .  70

                                    ARTICLE TWELVE

                     MEETINGS OF HOLDERS; ACTION WITHOUT MEETING

               SECTION 1201.  Purposes for Which Meetings May Be
                              Called  . . . . . . . . . . . . . . . . .  71
               SECTION 1202.  Call, Notice and Place of Meetings  . . .  71
               SECTION 1203.  Persons Entitled to Vote at Meetings  . .  72
               SECTION 1204.  Quorum; Action  . . . . . . . . . . . . .  72
               SECTION 1205.  Attendance at Meetings; Determination
                              of Voting Rights; Conduct and Adjournment
                              of Meetings . . . . . . . . . . . . . . .  73
               SECTION 1206.  Counting Votes and Recording Action of
                              Meetings  . . . . . . . . . . . . . . . .  74
               SECTION 1207.  Action without Meeting  . . . . . . . . .  75

                                   ARTICLE THIRTEEN

                  IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS
                                  AND DIRECTORS

               SECTION 1301.  Liability Solely Corporate  . . . . . . .  75

                                   ARTICLE FOURTEEN

                           SUBORDINATION OF SECURITIES

               SECTION 1401.  Securities Subordinate to Senior
                              Indebtedness. . . . . . . . . . . . . . .  75
               SECTION 1402.  Payment Over of Proceeds of Securities. .  76
               SECTION 1403.  Disputes with Holders of Certain Senior
                              Indebtedness. . . . . . . . . . . . . . .  78
               SECTION 1404.  Subrogation.  . . . . . . . . . . . . . .  78
               SECTION 1405.  Obligation of the Company Unconditional.   78
               SECTION 1406.  Priority of Senior Indebtedness Upon
                              Maturity. . . . . . . . . . . . . . . . .  79
               SECTION 1407.  Trustee as Holder of Senior Indebtedness.  79
               SECTION 1408.  Notice to Trustee to Effectuate
                              Subordination.  . . . . . . . . . . . . .  79
               SECTION 1409.  Modification, Extension, etc. of Senior
                              Indebtedness. . . . . . . . . . . . . . .  80
               SECTION 1410.  Trustee Has No Fiduciary Duty to Holders
                              of Senior Indebtedness. . . . . . . . . .  80
               SECTION 1411.  Paying Agents Other Than the Trustee. . .  80
               SECTION 1412.  Rights of Holders of Senior Indebtedness
                              Not Impaired. . . . . . . . . . . . . . .  81
               SECTION 1413.  Effect of Subordination Provisions;
                              Termination.  . . . . . . . . . . . . . .  81

               Signatures . . . . . . . . . . . . . . . . . . . . . . .  82

                    INDENTURE, dated as of January 1, 1997 between THE WASHINGTON WATER POWER COMPANY, a corporation organized and existing under the laws of the State of Washington (hereinafter sometimes called the "Company"), and Wilmington Trust Company, a Delaware banking corporation, trustee (hereinafter sometimes called the "Trustee").


                             RECITALS OF THE COMPANY

                    The Company has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of unsecured subordinated debentures, notes or other evidences of indebtedness (herein called the "Securities"), to be issued in one or more series as contemplated herein; all acts necessary to make this Indenture a valid agreement of the Company have been performed.

                    NOW, THEREFORE, THIS INDENTURE WITNESSETH that, in consideration of the premises and of the purchase of the Securities by the Holders thereof, it is hereby covenanted and agreed by and between the Company and the Trustee that all the Securities are to be authenticated and delivered subject to the further covenants, conditions and trusts hereinafter set forth, and the Company hereby covenants and agrees to and with the Trustee, for the equal and ratable benefit of all Holders of the Securities or of series thereof, as follows:

                                   ARTICLE ONE

               DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

          SECTION 101.  GENERAL DEFINITIONS.

                    For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

                         (a) the terms defined in this Article have the meanings
                    assigned to them in this Article and include the plural as well as the singular;

                         (b) all terms used herein without definition which are
                    defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

                         (c) all accounting terms not otherwise defined herein
                    have the meanings assigned to them in accordance with generally accepted accounting principles in the United States; and, except as otherwise herein expressly provided, the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles as are generally accepted in the United States at the date of such computation or, at the election of the Company from time to time, at the date of the execution and delivery of this Indenture; provided, however, that in determining generally accepted accounting principles applicable to the Company, effect shall be given, to the extent required, to any order, rule or regulation of any administrative agency, regulatory authority or other governmental body having jurisdiction over the Company; and

                         (d) the words "herein", "hereof" and "hereunder" and
                    other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

                    "ACT", when used with respect to any Holder of a Security, has the meaning specified in Section 104.

                    "AFFILIATE" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "CONTROL" when used with respect to any specified Person means the power to direct generally the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "CONTROLLING" and "CONTROLLED" have meanings correlative to the foregoing.

                    "AUTHENTICATING AGENT" means any Person (other than the Company or an Affiliate of the Company) authorized by the Trustee to act on behalf of the Trustee to authenticate the Securities of one or more series.

                    "AUTHORIZED OFFICER" means the Chairman of the Board, the President, any Vice President, the Treasurer or the Corporate Secretary or any other duly authorized officer, agent or attorney-in-fact of the Company named in an Officer's Certificate signed by any of such corporate officers.

                    "BOARD OF DIRECTORS" means either the board of directors of the Company or any committee thereof duly authorized to act in respect of matters relating to this Indenture.

                    "BOARD RESOLUTION" means a copy of a resolution certified by the Corporate Secretary or an Assistant Corporate Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

                    "BUSINESS DAY", when used with respect to a Place of Payment or any other particular location specified in the Securities or this Indenture, means any day, other than a Saturday or Sunday, which is not a day on which banking institutions or trust companies in such Place of Payment or other location are generally authorized or required by law, regulation or executive order to remain closed, except as may be otherwise specified as contemplated by Section 301.

                    "COMMISSION" means the Securities and Exchange Commission, as from time to time constituted, created under the Securities Exchange Act of 1934, as amended, or, if at any time after the date of the execution and delivery of this Indenture such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body, if any, performing such duties at such time.

                    "COMPANY" means the Person named as the "Company" in the first paragraph of this Indenture until a successor Person shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor Person.

                    "COMPANY ORDER" or "COMPANY REQUEST" means a written request or order signed in the name of the Company by an Authorized Officer and delivered to the Trustee.

                    "CORPORATE TRUST OFFICE" means the office of the Trustee at which at any particular time its corporate trust business shall be principally administered, which office at the date of the execution and delivery of this Indenture is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890.

                    "CORPORATION" means a corporation, association, company, joint stock company or business trust.

                    "DECLARATION", with respect to a Washington Water Power Trust, means the Declaration of Trust establishing such trust, as the same shall be amended and restated from time to time.

                    "DISCOUNT SECURITY" means any Security which provides for an amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to
          Section 702. "INTEREST" with respect to a Discount Security means interest, if any, borne by such Security at a Stated Interest Rate.

                    "DOLLAR" or "$" means a dollar or other equivalent unit in such coin or currency of the United States as at the time shall be legal tender for the payment of public and private debts.

                    "ELIGIBLE OBLIGATIONS" means:

                         (a) with respect to Securities denominated in Dollars, Government Obligations; or

                         (b) with respect to Securities denominated in a
                    currency other than Dollars or in a composite currency, such other obligations or instruments as shall be specified with respect to such Securities as contemplated by Section 301.

                    "EVENT OF DEFAULT" has the meaning specified in Section
          701.

                    "FAIR VALUE" has the meaning specified in Section 1005.

                    "GOVERNMENTAL AUTHORITY" means the government of the United States or of any State or Territory thereof or of the District of Columbia or of any county, municipality or other political subdivision of any thereof, or any department, agency, authority or other instrumentality of any of the foregoing.

                    "GOVERNMENT OBLIGATIONS" means:

                         (a) direct obligations of, or obligations the principal
                    of and interest on which are unconditionally guaranteed by, the United States entitled to the benefit of the full faith and credit thereof; and

                         (b) certificates, depositary receipts or other
                    instruments which evidence a direct ownership interest in obligations described in clause (a) above or in any specific interest or principal payments due in respect thereof; provided, however, that the custodian of such obligations or specific interest or principal payments shall be a bank or trust company (which may include the Trustee or any Paying Agent) subject to Federal or State supervision or examination with a combined capital and surplus of at least Fifty Million Dollars ($50,000,000); and provided, further, that except as may be otherwise required by law, such custodian shall be obligated to pay to the holders of such certificates, depositary receipts or other instruments the full amount received by such custodian in respect of such obligations or specific payments and shall not be permitted to make any deduction therefrom.

                    "GUARANTEE", with respect to a Washington Water Power Trust, means a guarantee agreement between the Company and the Institutional Trustee of such trust for the benefit of the holders from time to time of any of the Trust Securities of such trust.

                    "HOLDER" means a Person in whose name a Security is registered in the Security Register.

                    "INDENTURE" means the Indenture, dated as of January 1, 1997 as originally executed and delivered and as it has been and may from time to time be amended and/or supplemented by one or more indentures or other instruments supplemental thereto or hereto entered into pursuant to the applicable provisions hereof and shall include the terms of particular series of Securities established as contemplated by Section 301.

                    "INDEPENDENT EXPERT'S CERTIFICATE" has the meaning specified in Section 1005.

                    "INSTITUTIONAL TRUSTEE", with respect to a Washington Water Power Trust, has the meaning set forth in the Declaration establishing such trust.

                    "INTEREST PAYMENT DATE", when used with respect to any Security, means the Stated Maturity of an installment of interest on such Security.

                    "MATURITY", when used with respect to any Security, means the date on which the principal of such Security or an installment of principal becomes due and payable as provided in such Security or in this Indenture, whether at the Stated Maturity, by declaration of acceleration, upon call for redemption or otherwise.

                    "NOTICE OF DEFAULT" has the meaning specified in
          Section 701.

                    "OFFICER'S CERTIFICATE" means a certificate signed by an Authorized Officer and delivered to the Trustee.

                    "OPINION OF COUNSEL" means a written opinion of counsel, who may be counsel for the Company or other counsel acceptable to the Trustee and who may be an employee or Affiliate of the Company.

                    "OUTSTANDING", when used with respect to Securities, means, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

                         (a) Securities theretofore canceled or delivered to the Trustee for cancellation;

                         (b) Securities deemed to have been paid for all
                    purposes of this Indenture in accordance with Section 601 (whether or not the Company's indebtedness in respect thereof shall be satisfied and discharged for any other purpose); and

                         (c) Securities which have been paid pursuant to Section
                    306 or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof satisfactory to it and the Company that such Securities are held by a bona fide purchaser or purchasers in whose hands such Securities are valid obligations of the Company;

          provided, however, that in determining whether or not the Holders of the requisite principal amount of the Securities Outstanding under this Indenture, or the Outstanding Securities of any series or Tranche, have given any request, demand, authorization, direction, notice, consent or waiver hereunder or whether or not a quorum is present at a meeting of Holders of Securities,

                         (x) Securities owned by the Company or any other
                    obligor upon the Securities or any Affiliate of the Company or of such other obligor (unless the Company, such obligor or such Affiliate owns all Securities Outstanding under this Indenture, or all Outstanding Securities of each such series and each such Tranche, as the case may be, determined without regard to this clause (x)) shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver or upon any such determination as to the presence of a quorum, only Securities which the Trustee knows to be so owned shall be so disregarded; provided, however, that Securities so owned which have been pledged in good faith may be regarded as Outstanding if it is established to the reasonable satisfaction of the Trustee that the pledgee, and not the Company, any such other obligor or Affiliate of either thereof, has the right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor; and

                         (y) the principal amount of a Discount Security that
                    shall be deemed to be Outstanding for such purposes shall be the amount of the principal thereof that would be due and payable as of the date of such determination upon a declaration of acceleration of the Maturity thereof pursuant to Section 702; and

          provided, further, that, in the case of any Security the principal of which is payable from time to time without presentment or surrender, the principal amount of such Security that shall be deemed to be Outstanding at any time for all purposes of this Indenture shall be the original principal amount thereof less the aggregate amount of principal thereof theretofore paid.

                    "PAYING AGENT" means any Person, including the Company, authorized by the Company to pay the principal of and premium, if any, or interest, if any, on any Securities on behalf of the Company.

                    "PERIODIC OFFERING" means an offering of Securities of a series from time to time any or all of the specific terms of which Securities, including without limitation the rate or rates of interest, if any, thereon, the Stated Maturity or Maturities thereof and the redemption provisions, if any, with respect thereto, are to be determined by the Company or its agents from time to time subsequent to the initial request for the authentication and delivery of such Securities by the Trustee, all as contemplated in Section 301 and clause (b) of Section 303.

                    "PERSON" means any individual, corporation, partnership, limited liability partnership, limited liability company, joint venture, trust or unincorporated organization or any Governmental Authority.

                    "PLACE OF PAYMENT", when used with respect to the Securities of any series, or any Tranche thereof, means the place or places, specified as contemplated by Section 301, at which, subject to Section 502, principal of and premium, if any, and interest, if any, on the Securities of such series or Tranche are payable.

                    "PREDECESSOR SECURITY" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under
          Section 306 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed (to the extent lawful) to evidence the same debt as the mutilated, destroyed, lost or stolen Security.

                    "REDEMPTION DATE", when used with respect to any Security to be redeemed, means the date fixed for such redemption by or pursuant to this Indenture.

                    "REDEMPTION PRICE", when used with respect to any Security to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture.

                    "REGULAR RECORD DATE" for the interest payable on any Interest Payment Date on the Securities of any series means the date specified for that purpose as contemplated by Section 301.

                    "REQUIRED CURRENCY" has the meaning specified in
          Section 311.

                    "RESPONSIBLE OFFICER", when used with respect to the Trustee, means any officer of the Trustee assigned by the Trustee to administer its corporate trust matters.

                    "SECURITIES" means any bonds, notes and other evidences of indebtedness authenticated and delivered under this Indenture.

                    "SECURITY REGISTER" and "SECURITY REGISTRAR" have the respective meanings specified in Section 305.

                    "SENIOR INDEBTEDNESS" means, with respect to any Person (a) indebtedness (including premium, if any, and interest, if any, thereon) of such Person for money borrowed or for the deferred purchase price of property or services; (b) all other indebtedness (including premium, if any, and interest, if any, thereon) evidenced by bonds, debentures, notes or other similar instruments (other than Securities) issued by such Person; (c) all obligations of such Person under lease agreements designating such Person as lessee, irrespective of the treatment of any such lease agreement for accounting, tax or other purposes; (d) all obligations of such Person for reimbursement (including premium, if any, and interest, if any thereon) in respect of any letter of credit, banker's acceptance, security purchase facility or similar credit transaction; (e) all obligations of the character referred to in clauses (a) through (d) above of other Persons for the payment of which such Person is responsible or liable as obligor, guarantor or otherwise; and (f) all obligations of the character referred to in clauses (a) through (d) above of other Persons secured by any lien on any property or asset of such Person (whether or not such obligation is assumed by such Person); provided, however, that Senior Indebtedness shall not include (x) any such indebtedness that is by its terms subordinated to or pari passu with the Securities or (y) any indebtedness between or among such Person and its Affiliates, including all other debt securities and guarantees in respect of such debt securities, issued to (i) any Washington Water Power Trust or (ii) any other trust, or a trustee of such trust, partnership or other entity which is a financing vehicle of such Person in connection with the issuance by such financing vehicle of preferred securities.

                    "SPECIAL RECORD DATE" for the payment of any Unpaid Interest on the Securities of any series means a date fixed by the Trustee pursuant to Section 307.

                    "STATED INTEREST RATE" means a rate (whether fixed or variable) at which an obligation by its terms is stated to bear simple interest. Any calculation or other determination to be made under this Indenture by reference to the Stated Interest Rate on an obligation shall be made (a) if the Company's obligations in respect of any other indebtedness shall be evidenced or secured in whole or in part by such obligation, by reference to the lower of the Stated Interest Rate on such obligation and the Stated Interest Rate on such other indebtedness and (b) without regard to the effective interest cost to the Company of such obligation or of any such other indebtedness.

                    "STATED MATURITY", when used with respect to any obligation or any installment of principal thereof or interest thereon, means the date on which the principal of such obligation or such installment of principal or interest is stated to be due and payable (without regard to any provisions for redemption, prepayment, acceleration, purchase or extension).

                    "SUCCESSOR CORPORATION" has the meaning set forth in
          Section 1001.

                    "TRANCHE" means a group of Securities which (a) are of the same series and (b) have identical terms except as to principal amount and/or date of issuance.

                    "TRUST INDENTURE ACT" means, as of any time, the Trust Indenture Act of 1939, or any successor statute, as in effect at such time.

                    "TRUST SECURITIES", with respect to a Washington Water Power Trust, means the securities issued by such trust, as established in the Declaration of such trust.

                    "TRUSTEE" means the Person named as the "Trustee" in the first paragraph of this Indenture until a successor trustee shall have become such with respect to one or more series of Securities pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder, and, if at any time there is more than one Person acting as trustee hereunder, "Trustee" shall mean each such Person so acting.

                    "UNITED STATES" means the United States of America, its Territories, its possessions and other areas subject to its political jurisdiction.

                    "UNPAID INTEREST" has the meaning specified in Section
          307.

                    "WASHINGTON WATER POWER TRUST" means each of Washington Water Power Capital I, Washington Water Power Capital II and Washington Water Power Capital III, each a business trust established under the laws of the State of Delaware, and any other similar trust established for the purpose of issuing securities upon the issuance and delivery to it of Securities.

          SECTION 102.  COMPLIANCE CERTIFICATES AND OPINIONS.

                    Except as otherwise expressly provided in this Indenture, upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officer's Certificate stating that all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with, it being understood that in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

                    Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include:

                         (a) a statement that each individual signing such
                    certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

                         (b) a brief statement as to the nature and scope of the
                    examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                         (c) a statement that, in the opinion of each such
                    individual, such individual has made such examination or investigation as is necessary to enable such individual to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                         (d) a statement as to whether, in the opinion of each
                    such individual, such condition or covenant has been complied with.

          SECTION 103.  CONTENT AND FORM OF DOCUMENTS DELIVERED TO TRUSTEE.

                    (a) Any Officer's Certificate may be based (without further examination or investigation), insofar as it relates to or is dependent upon legal matters, upon an opinion of, or representations by, counsel, unless, in any case, such officer has actual knowledge that the certificate or opinion or representations with respect to the matters upon which such Officer's Certificate may be based as aforesaid are erroneous.

                    Any Opinion of Counsel may be based (without further examination or investigation), insofar as it relates to or is dependent upon factual matters, information with respect to which is in the possession of the Company, upon a certificate of, or representations by, an officer or officers of the Company, unless such counsel has actual knowledge that the certificate or opinion or representations with respect to the matters upon which his opinion may be based as aforesaid are erroneous. In addition, any Opinion of Counsel may be based (without further examination or investigation), insofar as it relates to or is dependent upon matters covered in an Opinion of Counsel rendered by other counsel, upon such other Opinion of Counsel, unless such counsel has actual knowledge that the Opinion of Counsel rendered by such other counsel with respect to the matters upon which his Opinion of Counsel may be based as aforesaid are erroneous. If, in order to render any Opinion of Counsel provided for herein, the signer thereof shall deem it necessary that additional facts or matters be stated in any Officer's Certificate provided for herein, then such certificate may state all such additional facts or matters as the signer of such Opinion of Counsel may request.

                    (b) In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents. Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

                    (c) Whenever, subsequent to the receipt by the Trustee of any Board Resolution, Officer's Certificate, Opinion of Counsel or other document or instrument, a clerical, typographical or other inadvertent or unintentional error or omission shall be discovered therein, a new document or instrument may be substituted therefor in corrected form with the same force and effect as if originally filed in the corrected form and, irrespective of the date or dates of the actual execution and/or delivery thereof, such substitute document or instrument shall be deemed to have been executed and/or delivered as of the date or dates required with respect to the document or instrument for which it is substituted. Anything in this Indenture to the contrary notwithstanding, if any such corrective document or instrument indicates that action has been taken by or at the request of the Company which could not have been taken had the original document or instrument not contained such error or omission, the action so taken shall not be invalidated or otherwise rendered ineffective but shall be and remain in full force and effect, except to the extent that such action was a result of willful misconduct or bad faith. Without limiting the generality of the foregoing, any Securities issued under the authority of such defective document or instrument shall nevertheless be the valid obligations of the Company entitled to the benefits provided by this Indenture equally and ratably with all other Outstanding Securities, except as aforesaid.

          SECTION 104.  ACTS OF HOLDERS.

                    (a) Any request, demand, authorization, direction, notice, consent, election, waiver or other action provided by this Indenture to be made, given or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing or, alternatively, may be embodied in and evidenced by the record of Holders voting in favor thereof, either in person or by proxies duly appointed in writing, at any meeting of Holders duly called and held in accordance with the provisions of Article Twelve, or a combination of such instruments and any such record. Except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments or record or both are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments and any such record (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "ACT" of the Holders signing such instrument or instruments and so voting at any such meeting. Proof of execution of any such instrument or of a writing appointing any such agent, or of the holding by any Person of a Security, shall be sufficient for any purpose of this Indenture and (subject to Section 801) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section. The record of any meeting of Holders shall be proved in the manner provided in Section 1206.

                    (b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof or may be proved in any other manner which the Trustee and the Company deem sufficient. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority.

                    (c) The ownership, principal amount (except as otherwise contemplated in clause (y) of the first proviso to the definition of Outstanding) and serial numbers of Securities held by any Person, and the date of holding the same, shall be proved by the Security Register.

                    (d) Any request, demand, authorization, direction, notice, consent, election, waiver or other Act of a Holder shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

                    (e) Until such time as written instruments shall have been delivered to the Trustee with respect to the requisite percentage of principal amount of Securities for the action contemplated by such instruments, any such instrument executed and delivered by or on behalf of a Holder may be revoked with respect to any or all of such Securities by written notice by such Holder or any subsequent Holder, proven in the manner in which such instrument was proven.

                    (f) Securities of any series, or any Tranche thereof, authenticated and delivered after any Act of Holders may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any action taken by such Act of Holders. If the Company shall so determine, new Securities of any series, or any Tranche thereof, so modified as to conform, in the opinion of the Trustee and the Company, to such action may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series or Tranche.

                    (g) The Company may, at its option, by Company Order, fix in advance a record date for the determination of Holders entitled to give any request, demand, authorization, direction, notice, consent, waiver or other Act solicited by the Company, but the Company shall have no obligation to do so; provided, however, that the Company may not fix a record date for the giving or making of any notice, declaration, request or direction referred to in the next sentence. In addition, the Trustee may, at its option, fix in advance a record date for the determination of Holders of Securities of any series entitled to join in the giving or making of any Notice of Default, any declaration of acceleration referred to in Section 702, any request to institute proceedings referred to in Section 707 or any direction referred to in Section 712, in each case with respect to Securities of such series. If any such record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other Act, or such notice, declaration, request or direction, may be given before or after such record date, but only the Holders of record at the close of business on the record date shall be deemed to be Holders for the purposes of determining (i) whether Holders of the requisite proportion of the Outstanding Securities have authorized or agreed or consented to such Act (and for that purpose the Outstanding Securities shall be computed as of the record date) and/or (ii) which Holders may revoke any such Act (notwithstanding subsection (e) of this Section); and any such Act, given as aforesaid, shall be effective whether or not the Holders which authorized or agreed or consented to such Act remain Holders after such record date and whether or not the Securities held by such Holders remain Outstanding after such record date.

          SECTION 105.  NOTICES, ETC. TO TRUSTEE AND COMPANY.

                    Any request, demand, authorization, direction, notice, consent, election, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with, the Trustee by any Holder or by the Company, or the Company by the Trustee or by any Holder, shall be sufficient for every purpose hereunder (unless otherwise expressly provided herein) if the same shall be in writing and delivered personally to an officer or other responsible employee of the addressee, or transmitted by facsimile transmission, telex or other direct written electronic means to such telephone number or other electronic communications address as the parties hereto shall from time to time designate, or transmitted by registered mail, charges prepaid, to the applicable address set opposite such party's name below or to such other address as either party hereto may from time to time designate:

                         If to the Trustee, to:

                            Wilmington Trust Company
                            Rodney Square North
                            1100 North Market Street
                            Wilmington, Delaware 19890
                            Attention: Corporate Trust Administration
                            Facsimile: (302) 651-1576

                         If to the Company, to:

                            The Washington Water Power Company
                            1411 East Mission Avenue
                            Spokane, Washington  99202
                            Attention: Treasurer
                            Facsimile: (509) 482-4879

                    Any communication contemplated herein shall be deemed to have been made, given, furnished and filed if personally delivered, on the date of delivery, if transmitted by facsimile transmission, telex or other direct written electronic means, on the date of transmission, and if transmitted by registered mail, on the date of receipt.

          SECTION 106.  NOTICE TO HOLDERS OF SECURITIES; WAIVER.

                    Except as otherwise expressly provided herein, where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given, and shall be deemed given, to Holders if in writing and mailed, first-class postage prepaid, to each Holder affected by such event, at the address of such Holder as it appears in the Security Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice.

                    In case by reason of the suspension of regular mail service or by reason of any other cause it shall be impracticable to give such notice to Holders by mail, then such notification as shall be made with the approval of the Trustee shall constitute a sufficient notification for every purpose hereunder. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders.

                    Any notice required by this Indenture may be waived in writing by the Person entitled to receive such notice, either before or after the event otherwise to be specified therein, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

          SECTION 107.  CONFLICT WITH TRUST INDENTURE ACT.

                    If any provision of this Indenture limits, qualifies or conflicts with another provision hereof which is required or deemed to be included in this Indenture by, or is otherwise governed by, any provision of the Trust Indenture Act, such other provision shall control; and if any provision hereof otherwise conflicts with the Trust Indenture Act, the Trust Indenture Act shall control.

          SECTION 108.  EFFECT OF HEADINGS AND TABLE OF CONTENTS.

                    The Article and Section headings in this Indenture and the Table of Contents are for convenience only and shall not affect the construction hereof.

          SECTION 109.  SUCCESSORS AND ASSIGNS.

                    All covenants and agreements in this Indenture by the Company shall bind its successors and assigns, whether so expressed or not.

          SECTION 110.  SEPARABILITY CLAUSE.

                    In case any provision in this Indenture or the Securities shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          SECTION 111.  BENEFITS OF INDENTURE.

                    Nothing in this Indenture or the Securities, express or implied, shall give to any Person, other than the parties hereto, their successors hereunder and the Holders and, to the extent provided in Sections 104(a) and 716, registered holders of Trust Securities (other than Trust Securities initially issued and sold to the Company) and, so long as the notice described in Section

          1413 shall not have been given, holders of Senior Indebtedness, any benefit or any legal or equitable right, remedy or claim under this Indenture.

          SECTION 112.  GOVERNING LAW.

                    This Indenture and the Securities shall be governed by and construed in accordance with the law of the State of New York (including without limitation Section 5-1401 of the New York General Obligations Law or any successor to such statute), except to the extent that the Trust Indenture Act shall be applicable.

          SECTION 113.  LEGAL HOLIDAYS.

                    In any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day at any Place of Payment, then (notwithstanding any other provision of this Indenture or of the Securities other than a provision in Securities of any series, or any Tranche thereof, or in the indenture supplemental hereto, Board Resolution or Officer's Certificate which establishes the terms of the Securities of such series or Tranche, which specifically states that such provision shall apply in lieu of this Section) payment of interest or principal and premium, if any, need not be made at such Place of Payment on such date, but may be made on the next succeeding Business Day at such Place of Payment with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the Stated Maturity, and, if such payment is made or duly provided for on such Business Day, no interest shall accrue on the amount so payable for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be, to such Business Day.


                                   ARTICLE TWO

                                    SECURITY FORMS

          SECTION 201.  FORMS GENERALLY.

                    The definitive Securities of each series shall be in substantially the form or forms established in the indenture supplemental hereto establishing such series, or in a Board Resolution establishing such series, or in an Officer's Certificate pursuant to such a supplemental indenture or Board Resolution, in any case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution of the Securities. If the form or forms of Securities of any series are established in a Board Resolution or in an Officer's Certificate pursuant to a Board Resolution, such Board Resolution and Officer's Certificate, if any, shall be delivered to the Trustee at or prior to the delivery of the Company Order contemplated by Section 303 for the authentication and delivery of such Securities.

                    The Securities of each series shall be issuable in registered form without coupons. The definitive Securities shall be produced in such manner as shall be determined by the officers executing such Securities, as evidenced by their execution thereof.

          SECTION 202.  FORM OF TRUSTEE"S CERTIFICATE OF AUTHENTICATION.

                    The Trustee's certificate of authentication shall be in substantially the form set forth below:

                         This is one of the Securities of the series designated
                    therein referred to in the within-mentioned Indenture.


                                             -------------------------------
                                             as Trustee

                                             By:
                                                ----------------------------
                                                  Authorized Officer


                                  ARTICLE THREE

                                    THE SECURITIES

          SECTION 301.  AMOUNT UNLIMITED; ISSUABLE IN SERIES.

                    The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

                    The Securities may be issued in one or more series. Subject to the last paragraph of this Section, prior to the authentication and delivery of Securities of any series there shall be established by specification in a supplemental indenture or in a Board Resolution, or in an Officer's Certificate pursuant to a supplemental indenture or a Board Resolution:

                         (a) the title of the Securities of such series (which
                    shall distinguish the Securities of such series from Securities of all other series);

                         (b) any limit upon the aggregate principal amount of
                    the Securities of such series which may be authenti-cated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of such series pursuant to Section 304, 305, 306, 406 or 1106 and except for any Securities which, pursuant to
                    Section 303, are deemed never to have been authenticated and delivered hereunder);

                         (c) the Persons (without specific identification) to
                    whom interest on Securities of such series, or any Tranche thereof, shall be payable, if other than the Persons in whose names such Securities (or one or more Predecessor Securities) are registered at the close of business on the Regular Record Date for such interest;

                         (d) the date or dates on which the principal of the
                    Securities of such series, or any Tranche thereof, is payable or any formulary or other method or other means by which such date or dates shall be determined, by reference to an index or other fact or event ascertainable outside of this Indenture or otherwise (without regard to any provisions for redemption, prepayment, acceleration, purchase or extension); and the right, if any, to extend the Maturity of the Securities of such series, or any Tranche thereof, and the duration of any such extension;

                         (e) the rate or rates at which the Securities of such
                    series, or any Tranche thereof, shall bear interest, if any (including the rate or rates at which overdue principal shall bear interest, if different from the rate or rates at which such Securities shall bear interest prior to Maturity, and, if applicable, the rate or rates at which overdue premium or interest shall bear interest, if any), or any formulary or other method or other means by which such rate or rates shall be determined, by reference to an index or other fact or event ascertainable outside of this Indenture or otherwise; the date or dates from which such interest shall accrue; the Interest Payment Dates on which such interest shall be payable and the Regular Record Date, if any, for the interest payable on such Securities on any Interest Payment Date; the basis of computation of interest, if other than as provided in Section 310; and the right, if any, to extend the interest payment periods and the duration of any such extension;

                         (f) the place or places at which and/or the methods (if
                    other than as provided elsewhere in this Indenture) by which
                    (i) the principal of and premium, if any, and interest, if any, on Securities of such series, or any Tranche thereof, shall be payable, (ii) registration of transfer of Securities of such series, or any Tranche thereof, may be effected, (iii) exchanges of Securities of such series, or any Tranche thereof, may be effected and (iv) notices and demands to or upon the Company in respect of the Securities of such series, or any Tranche thereof, and this Indenture may be served; the Security Registrar and any Paying Agent or Agents for such series or Tranche; and, if such is the case, that the principal of such Securities shall be payable without the presentment or surrender thereof;

                         (g) the period or periods within which or the date or
                    dates on which, the price or prices at which and the terms and conditions upon which the Securities of such series, or any Tranche thereof, may be redeemed, in whole or in part, at the option of the Company;

                         (h) the obligation or obligations, if any, of the
                    Company to redeem or purchase the Securities of such series, or any Tranche thereof, pursuant to any sinking fund or other mandatory redemption provisions or at the option of a Holder thereof and the period or periods within which or the date or dates on which, the price or prices at which and the terms and conditions upon which such Securities shall be redeemed or purchased, in whole or in part, pursuant to such obligation, and applicable exceptions to the requirements of
                    Section 404 in the case of mandatory redemption or redemption at the option of the Holder;

                         (i) the denominations in which Securities of such
                    series, or any Tranche thereof, shall be issuable if other than denominations of One Thousand Dollars ($1,000) and any integral multiple thereof (in the case of Securities issued to a Washington Water Power Trust or a trustee of such trust in connection with the issuance of Trust Securities by such Washington Water Power Trust, the denomination in which such Securities shall be issuable if other than denominations of Twenty-Five Dollars ($25) and any integral multiple thereof);

                         (j) the currency or currencies, including composite
                    currencies, in which payment of the principal of and premium, if any, and interest, if any, on the Securities of such series, or any Tranche thereof, shall be payable (if other than in Dollars);

                         (k) if the principal of or premium, if any, or
                    interest, if any, on the Securities of such series, or any Tranche thereof, are to be payable, at the election of the Company or a Holder thereof, in a coin or currency other than that in which the Securities are stated to be payable, the period or periods within which, and the terms and conditions upon which, such election may be made;

                         (l) if the principal of or premium, if any, or
                    interest, if any, on the Securities of such series, or any Tranche thereof, are to be payable, or are to be payable at the election of the Company or a Holder thereof, in securities or other property, the type and amount of such securities or other property, or the formulary or other method or other means by which such amount shall be determined, and the period or periods within which, and the terms and conditions upon which, any such election may be made;

                         (m) if the amount payable in respect of the principal
                    of or premium, if any, or interest, if any, on the Securities of such series, or any Tranche thereof, may be determined with reference to an index or other fact or event ascertainable outside of this Indenture, the manner in which such amounts shall be determined (to the extent not established pursuant to clause (e) of this paragraph);

                         (n) if other than the principal amount thereof, the
                    portion of the principal amount of Securities of such series, or any Tranche thereof, which shall be payable upon declaration of acceleration of the Maturity thereof pursuant to Section 702;

                         (o) the terms, if any, pursuant to which the Securities
                    of such series, or any Tranche thereof, may be converted into or exchanged for shares of capital stock or other securities of the Company or any other Person;

                         (p) the obligations or instruments, if any, which shall
                    be considered to be Eligible Obligations in respect of the Securities of such series, or any Tranche thereof, denominated in a currency other than Dollars or in a composite currency, and any additional or alternative provisions for the reinstatement of the Company's indebtedness in respect of such Securities after the satisfaction and discharge thereof as provided in Section 601;

                         (q) if the Securities of such series, or any Tranche
                    thereof, are to be issued in global form, (i) any limitations on the rights of the Holder or Holders of such Securities to transfer or exchange the same or to obtain the registration of transfer thereof, (ii) any limitations on the rights of the Holder or Holders thereof to obtain certificates therefor in definitive form in lieu of temporary form and (iii) any and all other matters incidental to such Securities;

                         (r) if the Securities of such series, or any Tranche
                    thereof, are to be issuable as bearer securities, any and all matters incidental thereto which are not specifically addressed in a supplemental indenture as contemplated by clause (f) of Section 1101;

                         (s) to the extent not established pursuant to clause
                    (q) of this paragraph, any limitations on the rights of the Holders of the Securities of such Series, or any Tranche thereof, to transfer or exchange such Securities or to obtain the registration of transfer thereof; and if a service charge will be made for the registration of transfer or exchange of Securities of such series, or any Tranche thereof, the amount or terms thereof;

                         (t) any exceptions to Section 113, or variation in the
                    definition of Business Day, with respect to the Securities of such series, or any Tranche thereof; and

                         (u) any other terms of the Securities of such series, or any Tranche thereof.

                    With respect to Securities of a series subject to a Periodic Offering, the indenture supplemental hereto or the Board Resolution which establishes such series, or the Officer's Certificate pursuant to such supplemental indenture or Board Resolution, as the case may be, may provide general terms or parameters for Securities of such series and provide either that the specific terms of Securities of such series, or any Tranche thereof, shall be specified in a Company Order or that such terms shall be determined by the Company or its agents in accordance with procedures specified in a Company Order as contemplated by clause (b) of Section 303.

                    Anything herein to the contrary notwithstanding, the Trustee shall be under no obligation to authenticate and deliver Securities of any series the terms of which, established as contemplated by this Section, would affect the rights, duties, obligations, liabilities or immunities of the Trustee under this Indenture or otherwise.

          SECTION 302.  DENOMINATIONS.

                    Unless otherwise provided as contemplated by Section 301 with respect to any series of Securities, or any Tranche thereof, the Securities of each series shall be issuable in denominations of One Thousand Dollars ($1,000) and any integral multiple thereof (in the case of securities issued to a Washington Water Power Trust or a trustee of such trust in connection with the issuance of Trust Securities by such Washington Water Power Trust, the Securities of each series shall be issuable in denominations of Twenty-Five Dollars ($25) and any integral multiple thereof).

          SECTION 303.  EXECUTION, DATING, CERTIFICATE OF AUTHENTICATION.

                    Unless otherwise provided as contemplated by Section 301 with respect to any series of Securities, or any Tranche thereof, the Securities shall be executed on behalf of the Company by an Authorized Officer, and may have the corporate seal of the Company affixed thereto or reproduced thereon and attested by any other Authorized Officer. The signature of any or all of these officers on the Securities may be manual or facsimile.

                    Securities bearing the manual or facsimile signatures of individuals who were at the time of execution Authorized Officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities.

                    The Trustee shall authenticate and deliver Securities of a series, for original issue, at one time or from time to time in accordance with the Company Order referred to below, upon receipt by the Trustee of:

                         (a) the instrument or instruments establishing the form or forms and terms of such series, as provided in Sections 201 and 301;

                         (b) a Company Order requesting the authentication and
                    delivery of such Securities and, to the extent that the terms of such Securities shall not have been established in an indenture supplemental hereto or in a Board Resolution, or in an Officer's Certificate pursuant to a supplemental indenture or Board Resolution, all as contemplated by Sections 201 and 301, either (i) establishing such terms or
                    (ii) in the case of Securities of a series subject to a Periodic Offering, specifying procedures, acceptable to the Trustee, by which such terms are to be established (which procedures may provide for authentication and delivery pursuant to oral or electronic instructions from the Company or any agent or agents thereof, which oral instructions are to be promptly confirmed electronically or in writing), in either case in accordance with the instrument or instruments delivered pursuant to clause (a) above;

                         (c) the Securities of such series, executed on behalf of the Company by an Authorized Officer;

                         (d)  an Opinion of Counsel to the effect that:

                              (i) the form or forms of such Securities have been
                         duly authorized by the Company and have been established in conformity with the provisions of this Indenture;

                              (ii) the terms of such Securities have been duly
                         authorized by the Company and have been established in conformity with the provisions of this Indenture; and

                              (iii) when such Securities shall have been
                         authenticated and delivered by the Trustee and issued and delivered by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, such Securities will constitute valid obligations of the Company, entitled to the benefits provided by this Indenture equally and ratably with all other Securities then Outstanding;

                    provided, however, that, with respect to Securities of a series subject to a Periodic Offering, the Trustee shall be entitled to receive such Opinion of Counsel only once at or prior to the time of the first authentication and delivery of such Securities (provided that such Opinion of Counsel addresses the authentication and delivery of all Securities of such series) and that, in lieu of the opinions described in clauses (ii) and (iii) above, Counsel may opine that:

                              (x) when the terms of such Securities shall have
                         been established pursuant to a Company Order or Orders or pursuant to such procedures as may be specified from time to time by a Company Order or Orders, all as contemplated by and in accordance with the instrument or instruments delivered pursuant to clause (a) above, such terms will have been duly authorized by the Company and will have been established in conformity with the provisions of this Indenture; and

                              (y) when such Securities shall have been
                         authenticated and delivered by the Trustee in accordance with this Indenture and the Company Order or Orders or the specified procedures referred to in paragraph (x) above and issued and delivered by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, such Securities will constitute valid obligations of the Company, entitled to the benefits provided by this Indenture equally and ratably with all other Securities then
                          Outstanding.

                    With respect to Securities of a series subject to a Periodic Offering, the Trustee may conclusively rely, as to the authorization by the Company of any of such Securities, the forms and terms thereof, the validity thereof and the compliance of the authentication and delivery thereof with the terms and conditions of this Indenture, upon the Opinion or Opinions of Counsel and the certificates and other documents delivered pursuant to this Article at or prior to the time of the first authentication and delivery of Securities of such series until any of such opinions, certificates or other documents have been superseded or revoked or expire by their terms. In connection with the authentication and delivery of Securities of a series subject to a Periodic Offering, the Trustee shall be entitled to assume that the Company's instructions to authenticate and deliver such Securities do not violate any applicable law or any applicable rule, regulation or order of any Governmental Authority having jurisdiction over the Company.

                    If the form of terms of the Securities of any series have been established by or pursuant to a Board Resolution or an Officer's Certificate as permitted by Sections 201 or 301, the Trustee shall not be required to authenticate such Securities if the issuance of such Securities pursuant to this Indenture will affect the Trustee's own rights, duties or immunities under the Securities and this Indenture or otherwise in a manner which is not reasonably acceptable to the Trustee.

                    Unless otherwise specified as contemplated by Section 301 with respect to any series of Securities, or any Tranche thereof, each Security shall be dated the date of its authentication.

                    Unless otherwise specified as contemplated by Section 301 with respect to any series of Securities, or any Tranche thereof, no Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee or an Authenticating Agent by manual signature of an authorized officer thereof, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder and is entitled to the benefits of this Indenture. Notwithstanding the foregoing, if (a) any Security shall have been authenticated and delivered hereunder to the Company, or any Person acting on its behalf, but shall never have been issued and sold by the Company, (b) the Company shall deliver such Security to the Security Registrar for cancellation or shall cancel such Security and deliver evidence of such cancellation to the Trustee, in each case as provided in Section 309, and (c) the Company, at its election, shall deliver to the Trustee a written statement (which need not comply with Section 102 and need not be accompanied by an Officer's Certificate or an Opinion of Counsel) stating that such Security has never been issued and sold by the Company, then, for all purposes of this Indenture, such Security shall be deemed never to have been authenticated and delivered hereunder and shall never be entitled to the benefits hereof.

          SECTION 304.  TEMPORARY SECURITIES.

                    Pending the preparation of definitive Securities of any series, or any Tranche thereof, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed, photocopied or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued, with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities; provided, however, that temporary Securities need not recite specific redemption, sinking fund, conversion or exchange provisions.

                    Except as otherwise specified as contemplated by Section 301 with respect to the Securities of any series, or any Tranche thereof, after the preparation of definitive Securities of such series or Tranche, the temporary Securities of such series or Tranche shall be exchangeable, without charge to the Holder thereof, for definitive Securities of such series or Tranche upon surrender of such temporary Securities at the office or agency of the Company maintained pursuant to Section 502 in a Place of Payment for such Securities. Upon such surrender of temporary Securities, the Company shall, except as aforesaid, execute and the Trustee shall authenticate and deliver in exchange therefor definitive Securities of the same series and Tranche, of authorized denominations and of like tenor and aggregate principal amount.

                    Until exchanged in full as hereinabove provided, temporary Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of the same series and Tranche and of like tenor authenticated and delivered hereunder.

          SECTION 305.  REGISTRATION, REGISTRATION OF TRANSFER AND
                        EXCHANGE.

                    The Company shall cause to be kept in one of the offices designated pursuant to Section 502, with respect to the Securities of each series, or any Tranche thereof, a register (the "SECURITY REGISTER") in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Securities of such series or Tranche and the registration of transfer thereof. The Company shall designate one Person to maintain the Security Register for the Securities of each series and such Person is referred to herein, with respect to such series, as the "SECURITY REGISTRAR". Anything herein to the contrary notwithstanding, the Company may designate one or more of its offices as an office in which a register with respect to the Securities of one or more series, or any Tranche or Tranches thereof, shall be maintained, and the Company may designate itself the Security Registrar with respect to one or more of such series. The Security Register shall be open for inspection by the Trustee and the Company at all reasonable times.

                    Except as otherwise specified as contemplated by Section 301 with respect to the Securities of any series, or any Tranche thereof, upon surrender for registration of transfer of any Security of such series or Tranche at the office or agency of the Company maintained pursuant to Section 502 in a Place of Payment for such series or Tranche, the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of the same series and Tranche, of authorized denominations and of like tenor and aggregate principal amount.

                    Except as otherwise specified as contemplated by Section 301 with respect to the Securities of any series, or any Tranche thereof, any Security of such series or Tranche may be exchanged at the option of the Holder, for one or more new Securities of the same series and Tranche, of authorized denominations and of like tenor and aggregate principal amount, upon surrender of the Securities to be exchanged at any such office or agency. Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

                    All Securities delivered upon any registration of transfer or exchange of Securities shall be valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

                    Every Security presented or surrendered for registration of transfer or for exchange shall (if so required by the Company, the Trustee or the Security Registrar) be duly endorsed or shall be accompanied by a written instrument of transfer in form satisfactory to the Company, the Trustee or the Security Registrar, as the case may be, duly executed by the

          Holder thereof or his attorney duly authorized in writing.

                    Unless otherwise specified as contemplated by Section 301 with respect to Securities of any series, or any Tranche thereof, no service charge shall be made for any registration of transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Securities, other than exchanges pursuant to Section 304, 406 or 1106 not involving any transfer.

                    The Company shall not be required to execute or to provide for the registration of transfer of or the exchange of (a) Securities of any series, or any Tranche thereof, during a period of fifteen (15) days immediately preceding the date notice is to be given identifying the serial numbers of the Securities of such series or Tranche called for redemption or (b) any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

          SECTION 306.  MUTILATED, DESTROYED, LOST AND STOLEN SECURITIES.

                    If any mutilated Security is surrendered to the Trustee, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and Tranche, and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

                    If there shall be delivered to the Company and the Trustee
          (a) evidence to their satisfaction of the ownership of and the destruction, loss or theft of any Security and (b) such security or indemnity as may be reasonably required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Company or the Trustee that such Security is held by a Person purporting to be the owner of such Security, the Company shall execute and the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of the same series and Tranche, and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

                    Notwithstanding the foregoing, in case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, the Company in its discretion may, but subject to compliance with the foregoing conditions, instead of issuing a new Security, pay such Security.

                    Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other reasonable expenses (including the fees and expenses of the Trustee) connected therewith.

                    Every new Security of any series issued pursuant to this
          Section in lieu of any destroyed, lost or stolen Security shall constitute an additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone other than the Holder of such new Security, and any such new Security shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of such series duly issued hereunder.

                    The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

          SECTION 307.  PAYMENT OF INTEREST; INTEREST RIGHTS PRESERVED.

                    Unless otherwise specified as contemplated by Section 301 with respect to the Securities of any series, or any Tranche thereof, interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest.

                    Any interest on any Security of any series which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date, including without limitation interest the payment period for which has been extended as specified with respect to such series as contemplated by Section 301 (herein called "UNPAID INTEREST"), shall forthwith cease to be payable to the Holder on the related Regular Record Date by virtue of having been such Holder, and such Unpaid Interest may be paid by the Company, at its election in each case, as provided in clause (a) or (b) below:

                         (a) The Company may elect to make payment of any Unpaid
                    Interest to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on a date (herein called a "SPECIAL RECORD DATE") for the payment of such Unpaid Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Unpaid Interest proposed to be paid on each Security of such series and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Unpaid Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Unpaid Interest as in this clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Unpaid Interest which shall be not more than thirty (30) days and not less than ten (10) days prior to the date of the proposed payment and not less than twenty-five (25) days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall, not less than fifteen (15) days prior to such Special Record Date, cause notice of the proposed payment of such Unpaid Interest and the Special Record Date therefor to be mailed, first-class postage prepaid, to each Holder of Securities of such series at the address of such Holder as it appears in the Security Register. Notice of the proposed payment of such Unpaid Interest and the Special Record Date therefor having been so mailed, such Unpaid Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date.

                         (b) The Company may make payment of any Unpaid Interest
                    on the Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange on which such Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner of payment shall be deemed practicable by the Trustee.

                    Subject to the foregoing provisions of this Section and
          Section 305, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

          SECTION 308.  PERSONS DEEMED OWNERS.

                    The Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name any Security is registered as the absolute owner of such Security for the purpose of receiving payment of principal of and premium, if any, and (subject to Sections 305 and 307) interest, if any, on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

          SECTION 309.  CANCELLATION BY SECURITY REGISTRAR.

                    All Securities surrendered for payment, redemption, registration of transfer or exchange shall, if surrendered to any Person other than the Security Registrar, be delivered to the Security Registrar and, if not theretofore canceled, shall be promptly canceled by the Security Registrar. The Company may at any time deliver to the Security Registrar for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever or which the Company shall not have issued and sold, and all Securities so delivered shall be promptly canceled by the Security Registrar. All canceled Securities held by the Security Registrar shall be disposed of in accordance with a Company Order delivered to the Security Registrar and the Trustee, and the Security Registrar shall promptly deliver a certificate of disposition to the Trustee and the Company unless, by a Company Order, similarly delivered, the Company shall direct that canceled Securities be returned to it. The Security Registrar shall promptly deliver evidence of any cancellation of a Security in accordance with this
          Section 309 to the Trustee and the Company.

          SECTION 310.  COMPUTATION OF INTEREST.

                    Except as otherwise specified as contemplated by Section 301 for Securities of any series, or any Tranche thereof, interest on the Securities of each series shall be computed on the basis of a three hundred sixty (360) day year consisting of twelve (12) thirty (30) day months and, with respect to any period less than a full calendar month, on the basis of the actual number of days elapsed during such period.

          SECTION 311.  PAYMENT TO BE IN PROPER CURRENCY.

                    In the case of the Securities of any series, or any Tranche thereof, denominated in any currency other than Dollars or in a composite currency (the "REQUIRED CURRENCY"), except as otherwise specified with respect to such Securities as contemplated by Section 301, the obligation of the Company to make any payment of the principal thereof, or the premium, if any, or interest, if any, thereon, shall not be discharged or satisfied by any tender by the Company, or recovery by the Trustee, in any currency other than the Required Currency, except to the extent that such tender or recovery shall result in the Trustee timely holding the full amount of the Required Currency then due and payable. If any such tender or recovery is in a currency other than the Required Currency, the Trustee may take such actions as it considers appropriate to exchange such currency for the Required Currency. The costs and risks of any such exchange, including without limitation the risks of delay and exchange rate fluctuation, shall be borne by the Company, the Company shall remain fully liable for any shortfall or delinquency in the full amount of Required Currency then due and payable, and in no circumstances shall the Trustee be liable therefor except in the case of its negligence or willful misconduct.


                                     ARTICLE FOUR

                               REDEMPTION OF SECURITIES

          SECTION 401.  APPLICABILITY OF ARTICLE.

                    Securities of any series, or any Tranche thereof, which are redeemable before their Stated Maturity shall be redeemable in accordance with their terms and (except as otherwise specified as contemplated by Section 301 for Securities of such series or Tranche) in accordance with this Article.

          SECTION 402.  ELECTION TO REDEEM; NOTICE TO TRUSTEE.

                    The election of the Company to redeem any Securities shall be evidenced by a Board Resolution or an Officer's Certificate. The Company shall, at least forty-five (45) days prior to the Redemption Date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee in writing of such Redemption Date and of the principal amount of such Securities to be redeemed. In the case of any redemption of Securities (a) prior to the expiration of any restriction on such redemption provided in the terms of such Securities or elsewhere in this Indenture or (b) pursuant to an election of the Company which is subject to a condition specified in the terms of such Securities, the Company shall furnish the Trustee with an Officer's Certificate evidencing compliance with such restriction or condition.

          SECTION 403.  SELECTION OF SECURITIES TO BE REDEEMED.

                    If less than all the Securities of any series, or any Tranche thereof, are to be redeemed, the particular Securities to be redeemed shall be selected by the Security Registrar from the Outstanding Securities of such series or Tranche not previously called for redemption, by such method as shall be provided for any particular series or Tranche, or, in the absence of any such provision, by such method of random selection as the Security Registrar shall deem fair and appropriate and which may, in any case, provide for the selection for redemption of portions (equal to the minimum authorized denomination for Securities of such series or Tranche or any integral multiple thereof) of the principal amount of Securities of such series or Tranche having a denomination larger than the minimum authorized denomination for Securities of such series or Tranche; provided, however, that if, as indicated in an Officer's Certificate, the Company shall have offered to purchase all or any principal amount of the Securities then Outstanding of any series, or any Tranche thereof, and less than all of such Securities as to which such offer was made shall have been tendered to the Company for such purchase, the Security Registrar, if so directed by Company Order, shall select for redemption all or any principal amount of such Securities which have not been so tendered.

                    The Security Registrar shall promptly notify the Company and the Trustee in writing of the Securities selected for redemption and, in the case of any Securities selected to be redeemed in part, the principal amount thereof to be redeemed.

                    For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Securities redeemed or to be redeemed only in part, to the portion of the principal amount of such Securities which has been or is to be redeemed.

          SECTION 404.  NOTICE OF REDEMPTION.

                    Notice of redemption shall be given in the manner provided in Section 106 to the Holders of the Securities to be redeemed not less than thirty (30) nor more than sixty (60) days prior to the Redemption Date.

                    All notices of redemption shall state:

                            (a) the Redemption Date,

                            (b) the Redemption Price,

                         (c) if less than all the Securities of any series or
                    Tranche are to be redeemed, the identification of the particular Securities to be redeemed and the portion of the principal amount of any Security to be redeemed in part,

                         (d) that on the Redemption Date the Redemption Price,
                    together with accrued interest, if any, to the Redemption Date, will become due and payable upon each such Security to be redeemed and, if applicable, that interest thereon will cease to accrue on and after said date,

                         (e) the place or places where such Securities are to be
                    surrendered for payment of the Redemption Price and accrued interest, if any, unless it shall have been specified as contemplated by Section 301 with respect to such Securities that such surrender shall not be required,

                         (f) that the redemption is for a sinking or other fund, if such is the case, and

                         (g) such other matters as the Company shall deem desirable or appropriate.

                    With respect to any notice of redemption of Securities at the election of the Company, unless, upon the giving of such notice, such Securities shall be deemed to have been paid in accordance with
          Section 601, such notice may state that such redemption shall be conditional upon the receipt by the Paying Agent or Agents for such Securities, on or prior to the date fixed for such redemption, of money sufficient to pay the principal of and premium, if any, and interest, if any, on such Securities and that if such money shall not have been so received such notice shall be of no force or effect and the Company shall not be required to redeem such Securities. In the event that such notice of redemption contains such a condition and such money is not so received, the redemption shall not be made and within a reasonable time thereafter notice shall be given, in the manner in which the notice of redemption was given, that such money was not so received and such redemption was not required to be made, and the Paying Agent or Agents for the Securities otherwise to have been redeemed shall promptly return to the Holders thereof any of such Securities which had been surrendered for payment upon such redemption.

                    Notice of redemption of Securities to be redeemed at the election of the Company, and any notice of non-satisfaction of a condition for redemption as aforesaid, shall be given by the Company or, at the Company's request, by the Security Registrar in the name and at the expense of the Company. Notice of mandatory redemption of Securities shall be given by the Security Registrar in the name and at the expense of the Company.

          SECTION 405.  SECURITIES PAYABLE ON REDEMPTION DATE.

                    Notice of redemption having been given as aforesaid, and the conditions, if any, set forth in such notice having been satisfied, the Securities or portions thereof so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless, in the case of an unconditional notice of redemption, the Company shall default in the payment of the Redemption Price and accrued interest, if any) such Securities or portions thereof, if interest-bearing, shall cease to bear interest. Upon surrender of any such Security for redemption in accordance with such notice, such Security or portion thereof shall be paid by the Company at the Redemption Price, together with accrued interest, if any, to the Redemption Date; provided, however, that no such surrender shall be a condition to such payment if so specified as contemplated by Section 301 with respect to such Security; and provided, further, that, except as otherwise specified as contemplated by Section 301 with respect to such Security, any installment of interest on any Security the Stated Maturity of which installment is on or prior to the Redemption Date shall be payable to the Holder of such Security, or one or more Predecessor Securities, registered as such at the close of business on the related Regular Record Date according to the terms of such Security and subject to the provisions of Section 307.

          SECTION 406.  SECURITIES REDEEMED IN PART.

                    Upon the surrender of any Security which is to be redeemed only in part at a Place of Payment therefor (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security, without service charge, a new Security or Securities of the same series and Tranche, of any authorized denomination requested by such Holder and of like tenor and in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

                                     ARTICLE FIVE

                                    COVENANTS

          SECTION 501.  PAYMENT OF SECURITIES.

                    The Company shall pay the principal of and premium, if any, and interest, if any, on the Securities of each series in accordance with the terms of such Securities and this Indenture.

          SECTION 502.  MAINTENANCE OF OFFICE OR AGENCY.

                    The Company shall maintain in each Place of Payment for the Securities of each series, or any Tranche thereof, an office or agency where payment of such Securities shall be made, where the registration of transfer or exchange of such Securities may be effected and where notices and demands to or upon the Company in respect of such Securities and this Indenture may be served. The Company shall give prompt written notice to the Trustee of the location, and any change in the location, of each such office or agency and prompt notice to the Holders of any such change in the manner specified in Section 106. If at any time the Company shall fail to maintain any such required office or agency in respect of Securities of any series, or any Tranche thereof, or shall fail to furnish the Trustee with the address thereof, payment of such Securities shall be made, registration of transfer or exchange thereof may be effected and notices and demands in respect thereof may be served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent for all such purposes in any such event.

                    The Company may also from time to time designate one or more other offices or agencies with respect to the Securities of one or more series, or any Tranche thereof, for any or all of the foregoing purposes and may from time to time rescind such designations; provided, however, that, unless otherwise specified as contemplated by Section 301 with respect to the Securities of such series or Tranche, no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency for such purposes in each Place of Payment for such Securities in accordance with the requirements set forth above. The Company shall give prompt written notice to the Trustee, and prompt notice to the Holders in the manner specified in Section 106, of any such designation or rescission and of any change in the location of any such other office or agency.

                    Anything herein to the contrary notwithstanding, any office or agency required by this Section may be maintained at an office of the Company, in which event the Company shall perform all functions to be performed at such office or agency.

          SECTION 503.  MONEY FOR SECURITIES PAYMENTS TO BE HELD IN TRUST.

                    If the Company shall at any time act as its own Paying Agent with respect to the Securities of any series, or any Tranche thereof, it shall, on or before each due date of the principal of and premium, if any, and interest, if any, on any of such Securities, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal and premium or interest so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided. The Company shall promptly notify the Trustee of any failure by the Company (or any other obligor on such Securities) to make any payment of principal of or premium, if any, or interest, if any, on such Securities.

                    Whenever the Company shall have one or more Paying Agents for the Securities of any series, or any Tranche thereof, it shall, on or before each due date of the principal of and premium, if any, and interest, if any, on such Securities, deposit with such Paying Agents sums sufficient (without duplication) to pay the principal and premium or interest so becoming due, such sums to be held in trust for the benefit of the Persons entitled to such principal, premium or interest, and (unless such Paying Agent is the Trustee) the Company shall promptly notify the Trustee of any failure by it so to act.

                    The Company shall cause each Paying Agent for the Securities of any series, or any Tranche thereof, other than the Company or the Trustee, to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent shall:

                         (a) hold all sums held by it for the payment of
                    the principal of and premium, if any, or interest, if any, on such Securities in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

                         (b) give the Trustee notice of any failure by the
                    Company (or any other obligor upon such Securities) to make any payment of principal of or premium, if any, or interest, if any, on such Securities; and

                         (c) at any time during the continuance of any such
                    failure, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent and furnish to the Trustee such information as it possesses regarding the names and addresses of the Persons entitled to such sums.

                    The Company may at any time pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent and, if so stated in a Company Order delivered to the Trustee, in accordance with the provisions of Article Six; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

                    Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of and premium, if any, or interest, if any, on any Security and remaining unclaimed for two years after such principal and premium, if any, or interest, if any, has become due and payable shall be paid to the Company on Company Request, or, if then held by the Company, shall be discharged from such trust; and, upon such payment or discharge, the Holder of such Security shall, as an unsecured general creditor and not as the Holder of an Outstanding Security, look only to the Company for payment of the amount so due and payable and remaining unpaid (subject, however, to the provisions of Article Fourteen), and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such payment to the Company, may at the expense of the Company cause to be mailed, on one occasion only, notice to such Holder that such money remains unclaimed and that, after a date specified therein, which shall not be less than thirty (30) days from the date of such mailing, any unclaimed balance of such money then remaining will be paid to the Company.

          SECTION 504.  CORPORATE EXISTENCE.

                    Subject to the rights of the Company under Article Ten, the Company shall do or cause to be done all things necessary to preserve and keep its corporate existence in full force and effect.

          SECTION 505.  MAINTENANCE OF PROPERTIES.

                    The Company shall cause (or, with respect to property owned in common with others, make reasonable effort to cause) all its properties used or useful in the conduct of its businesses, considered as a whole, to be maintained and kept in good condition, repair and working order and shall cause (or, with respect to property owned in common with others, make reasonable effort to cause) to be made such repairs, renewals, replacements, betterments and improvements thereof, as, in the judgment of the Company, may be necessary in order that the operation of such properties, considered as a whole, may be conducted in accordance with common industry practice; provided, however, that nothing in this Section shall prevent the Company from discontinuing, or causing the discontinuance of, the operation and maintenance of any of its properties; and provided, further, that nothing in this Section shall prevent the Company from selling, transferring or otherwise disposing of, or causing the sale, transfer or other disposition of, any of its properties.

          SECTION 506.  WAIVER OF CERTAIN COVENANTS.

                    The Company may omit in any particular instance to comply with any term, provision or condition set forth in

                         (a) any covenant or restriction specified with respect
                    to the Securities of any series, or any Tranche thereof, as contemplated by Section 301 if before the time for such compliance the Holders of a majority in aggregate principal amount of the Outstanding Securities of all series and Tranches with respect to which compliance with such covenant or restriction is to be omitted, considered as one class, shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such term, provision or condition; provided, however, that no such waiver shall be effective as to any matters contemplated in clause (a), (b) or (c) in Section 1102 without consent of the Holders specified in such Section; and

                         (b) Section 504 or 505 or Article Ten if before the
                    time for such compliance the Holders of a majority in principal amount of Securities Outstanding under this Indenture shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such term, provision or condition;

          but, in either case, no such waiver shall extend to or affect such term, provision or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company and the duties of the Trustee in respect of any such term, provision or condition shall remain in full force and effect; provided, however, so long as a Washington Water Power Trust holds Securities of any series, such trust may not waive compliance or waive any default in compliance by the Company with any covenant or other term contained in this Indenture or the Securities of such series without the approval of the holders of a majority in aggregate liquidation amount of the outstanding Trust Securities issued by such trust (other than Trust Securities initially issued and sold to the Company), obtained as provided in the Declaration establishing such trust.

          SECTION 507.  ANNUAL OFFICER'S CERTIFICATE AS TO COMPLIANCE.

                    Not later than December 1 in each year, commencing December 1, 1997, the Company shall deliver to the Trustee an Officer's Certificate which need not comply with Section 102, executed by the principal executive officer, the principal financial officer or the principal accounting officer of the Company, as to such officer's knowledge of the Company's compliance with all conditions and covenants under this Indenture, such compliance to be determined without regard to any period of grace or requirement of notice under this Indenture.

          SECTION 508.  RESTRICTION ON PAYMENT OF DIVIDENDS, ETC.

                    If, at any time (a) there shall have occurred and be continuing an Event of Default described in clause (a) or (b) of
          Section 701 with respect to the Securities of any series, (b) the Company shall have elected to extend any interest payment period as specified with respect to the Securities of any series, or any Tranche thereof, as contemplated by Section 301 and any such period, as so extended, shall be continuing, or (c) the Company shall be in default in respect of its payment or other obligations under the Guarantee relating to any Trust Securities (other than Trust Securities initially issued and sold to the Company), then the Company shall not
          (x) declare or pay any dividend on, make any distribution or liquidation payment with respect to, or redeem or purchase any of its capital stock, (y) make any payment of principal, premium, if any, or interest, if any, on or repay, repurchase or redeem any debt securities (including other Securities) that rank pari passu with or junior in right of payment to the Securities and (z) make any guarantee payments with respect to any of the foregoing (other than payments under the Guarantee relating to any of such Trust Securities); provided, however, that nothing in this Section shall be deemed to prohibit (i) dividends or distributions payable in shares of the Company's capital stock, (ii) reclassification of the Company's capital stock or exchange or conversion of shares of one class or series of the Company's capital stock into shares of another class or series of the Company's capital stock, (iii) purchases or other acquisitions of fractional interests in shares of the Company's capital stock and (iv) redemption, purchases or other acquisitions of the Company's capital stock in connection with the satisfaction by the Company of its obligations, under provisions of the Company's Restated Articles of Incorporation, as amended, under any direct purchase, dividend reinvestment, customer purchase or employee benefit plans or under any contract or security requiring the Company to purchase shares of its capital stock.

          SECTION 509.  WASHINGTON WATER POWER TRUSTS.

                    If Securities of any series are issued and delivered to a Washington Water Power Trust (or a trustee thereof) in connection with the issuance by such trust of Trust Securities, so long as such Trust Securities remain outstanding the Company shall (a) maintain 100% direct ownership, by the Company or any Affiliate thereof, of the Trust Securities initially issued and sold to the Company by such Washington Water Power Trust, except as otherwise provided in Section 1005, and (b) use all reasonable efforts to cause such Washington Water Power Trust (i) to maintain its existence as a business trust, except in connection with a distribution of Securities, with the redemption, purchase or other acquisition and retirement of all Trust Securities of such trust or with certain mergers, consolidations or other business combinations, in each case as permitted by the Declaration establishing such Washington Water Power Trust, and (ii) to otherwise continue not to be treated as an association taxable as a corporation for United States federal income tax purposes.

                                   ARTICLE SIX

                           SATISFACTION AND DISCHARGE

          SECTION 601.  SATISFACTION AND DISCHARGE OF SECURITIES.

                    Any Security or Securities, or any portion of the principal amount thereof, shall be deemed to have been paid for all purposes of this Indenture, and the entire indebtedness of the Company in respect thereof shall be satisfied and discharged, if there shall have been irrevocably deposited with the Trustee or any Paying Agent (other than the Company), in trust:

                         (a) money in an amount which shall be sufficient, or

                         (b) in the case of a deposit made prior to the Maturity
                    of such Securities or portions thereof, Eligible Obligations, which shall not contain provisions permitting the redemption or other prepayment thereof at the option of the issuer thereof, the principal of and the interest on which when due, without any regard to reinvestment thereof, will provide moneys which, together with the money, if any, deposited with or held by the Trustee or such Paying Agent, shall be sufficient, or

                         (c) a combination of (a) or (b) which shall be sufficient,

          to pay when due the principal of and premium, if any, and interest, if any, due and to become due on such Securities or portions thereof; provided, however, that in the case of the provision for payment or redemption of less than all the Securities of any series or Tranche, such Securities or portions thereof shall have been selected by the Security Registrar as provided herein and, in the case of a redemption, the notice requisite to the validity of such redemption shall have been given or irrevocable authority shall have been given by the Company to the Trustee to give such notice, under arrangements satisfactory to the Trustee; and provided, further, that the Company shall have delivered to the Trustee and such Paying Agent:

                         (x) if such deposit shall have been made prior to the
                    Maturity of such Securities, a Company Order stating that the money and Eligible Obligations deposited in accordance with this Section shall be held in trust, as provided in
                    Section 603;

                         (y) if Eligible Obligations shall have been deposited,
                    an Opinion of Counsel to the effect that such obligations constitute Eligible Obligations and do not contain provisions permitting the redemption or other prepayment thereof at the option of the issuer thereof, and an opinion of an independent public accountant of nationally recognized standing, selected by the Company, to the effect that the other requirements set forth in clause (b) above have been satisfied; and

                         (z) if such deposit shall have been made prior to the
                    Maturity of such Securities, an Officer's Certificate stating the Company's intention that, upon delivery of such Officer's Certificate, its indebtedness in respect of such Securities or portions thereof will have been satisfied and discharged as contemplated in this Section.

                    Upon the deposit of money or Eligible Obligations, or both, in accordance with this Section, together with the documents required by clauses (x), (y) and (z) above, the Trustee shall, upon Company Request, acknowledge in writing that such

         Securities or portions thereof are deemed to have been paid for all purposes of this Indenture and that the entire indebtedness of the Company in respect thereof has been satisfied and discharged as contemplated in this Section. In the event that all of the conditions set forth in the preceding paragraph shall have been satisfied in respect of any Securities or portions thereof except that, for any reason, the Officer's Certificate specified in clause (z) (if otherwise required) shall not have been delivered, such Securities or portions thereof shall nevertheless be deemed to have been paid for all purposes of this Indenture, and the Holders of such Securities or portions thereof shall nevertheless be no longer entitled to the benefits provided by this Indenture or of any of the covenants of the Company under Article Five (except the covenants contained in Sections 502 and 503) or any other covenants made in respect of such Securities or portions thereof as contemplated by Section 301, but the indebtedness of the Company in respect of such Securities or portions thereof shall not be deemed to have been satisfied and discharged prior to Maturity for any other purpose; and, upon Company Request, the Trustee shall acknowledge in writing that such Securities or portions thereof are deemed to have been paid for all purposes of this Indenture.

                    If payment at Stated Maturity of less than all of the Securities of any series, or any Tranche thereof, is to be provided for in the manner and with the effect provided in this Section, the Security Registrar shall select such Securities, or portions of principal amount thereof, in the manner specified by Section 403 for selection for redemption of less than all the Securities of a series or Tranche.

                    In the event that Securities which shall be deemed to have been paid for purposes of this Indenture, and, if such is the case, in respect of which the Company's indebtedness shall have been satisfied and discharged, all as provided in this Section, do not mature and are not to be redeemed within the sixty (60) day period commencing with the date of the deposit of moneys or Eligible Obligations, as aforesaid, the Company shall, as promptly as practicable, give a notice, in the same manner as a notice of redemption with respect to such Securities, to the Holders of such Securities to the effect that such deposit has been made and the effect thereof.

                    Notwithstanding that any Securities shall be deemed to have been paid for purposes of this Indenture, as aforesaid, the obligations of the Company and the Trustee in respect of such Securities under Sections 304, 305, 306, 404, 502, 503, 807 and 814 and this Article shall survive.

                    The Company shall pay, and shall indemnify the Trustee or any Paying Agent with which Eligible Obligations shall have been deposited as provided in this Section against, any tax, fee or other charge imposed on or assessed against such Eligible

         Obligations or the principal or interest received in respect of such Eligible Obligations, including, but not limited to, any such tax payable by any entity deemed, for tax purposes, to have been created as a result of such deposit.

                    Anything herein to the contrary notwithstanding, (a) if, at any time after a Security would be deemed to have been paid for purposes of this Indenture, and, if such is the case, the Company's indebtedness in respect thereof would be deemed to have been satisfied and discharged, pursuant to this Section (without regard to the provisions of this paragraph), the Trustee or any Paying Agent, as the case may be, shall be required to return the money or Eligible Obligations, or combination thereof, deposited with it as aforesaid to the Company or its representative under any applicable Federal or State bankruptcy, insolvency or other similar law, such Security shall thereupon be deemed retroactively not to have been paid and any satisfaction and discharge of the Company's indebtedness in respect thereof shall retroactively be deemed not to have been effected, and such Security shall be deemed to remain Outstanding and (b) any satisfaction and discharge of the Company's indebtedness in respect of any Security shall be subject to the provisions of the last paragraph of Section 503.

          SECTION 602.  SATISFACTION AND DISCHARGE OF INDENTURE.

                    This Indenture shall upon Company Request cease to be of further effect (except as hereinafter expressly provided), and the Trustee, at the expense of the Company, shall execute such instruments as the Company shall reasonably request to evidence and acknowledge the satisfaction and discharge of this Indenture, when:

                         (a)  no Securities remain Outstanding hereunder;
                    and

                         (b) the Company has paid or caused to be paid all other sums payable hereunder by the Company;

          provided, however, that if, in accordance with the last paragraph of
          Section 601, any Security, previously deemed to have been paid for purposes of this Indenture, shall be deemed retroactively not to have been so paid, this Indenture shall thereupon be deemed retroactively not to have been satisfied and discharged, as aforesaid, and to remain in full force and effect, and the Company shall execute and deliver such instruments as the Trustee shall reasonably request to evidence and acknowledge the same.

                    Notwithstanding the satisfaction and discharge of this Indenture as aforesaid, the obligations of the Company and the Trustee under Sections 304, 305, 306, 404, 502, 503, 807 and 814 and this
          Article shall survive.

                    Upon satisfaction and discharge of this Indenture as provided in this Section, the Trustee shall turn over to the Company any and all money, securities and other property then held by the Trustee for the benefit of the Holders of the Securities (other than money and Eligible Obligations held by the Trustee pursuant to Section
          603) and shall execute and deliver to the Company such instruments as, in the judgment of the Company, shall be necessary, desirable or appropriate to effect or evidence the satisfaction and discharge of this Indenture.

          SECTION 603.  APPLICATION OF TRUST MONEY.

                    Neither the Eligible Obligations nor the money deposited pursuant to Section 601, nor the principal or interest payments on any such Eligible Obligations, shall be withdrawn or used for any purpose other than, and shall be held in trust for, the payment of the principal of and premium, if any, and interest, if any, on the Securities or portions of principal amount thereof in respect of which such deposit was made, all subject, however, to the provisions of
          Section 503; provided, however, that any cash received from such principal or interest payments on such Eligible Obligations, if not then needed for such purpose, shall, to the extent practicable and upon Company Request and delivery to the Trustee of the documents referred to in clause (y) in the first paragraph of Section 601, be invested in Eligible Obligations of the type described in clause (b) in the first paragraph of Section 601 maturing at such times and in such amounts as shall be sufficient, together with any other moneys and the proceeds of any other Eligible Obligations then held by the Trustee, to pay when due the principal of and premium, if any, and interest, if any, due and to become due on such Securities or portions thereof on and prior to the Maturity thereof, and interest earned from such reinvestment shall be paid over to the Company as received, free and clear of any trust, lien or pledge under this Indenture; and provided, further, that any moneys held in accordance with this Section on the Maturity of all such Securities in excess of the amount required to pay the principal of and premium, if any, and interest, if any, then due on such Securities shall be paid over to the Company free and clear of any trust, lien or pledge under this Indenture; and provided, further, that if an Event of Default shall have occurred and be continuing, moneys to be paid over to the Company pursuant to this Section shall be held until such Event of Default shall have been waived or cured.


                                  ARTICLE SEVEN

                           EVENTS OF DEFAULT; REMEDIES

          SECTION 701.  EVENTS OF DEFAULT.

                    "EVENT OF DEFAULT", wherever used herein with respect to the Securities of any series, means any of the following events which shall have occurred and be continuing:

                    (a) failure to pay interest, if any, on any Security of such series within sixty (60) days after the same becomes due and payable (whether or not payment is prohibited by the provisions of Article Fourteen); provided, however, that no such failure shall constitute an "Event of Default" if the Company shall have made a valid extension of the interest payment period with respect to the Securities of such series if so provided with respect to such series as contemplated by Section 301; or

                    (b) failure to pay the principal of or premium, if any, on any Security of such series within three (3) Business Days after its Maturity (whether or not payment is prohibited by the provisions of Article Fourteen); provided, however, that no such failure shall constitute an "Event of Default" if the Company shall have made a valid extension of the Maturity of the Securities of such series if so provided with respect to such series as contemplated by Section 301; or

                    (c) failure to perform or breach of any covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in the performance of which or breach of which is elsewhere in this Section specifically dealt with or which has expressly been included in this Indenture solely for the benefit of one or more series of Securities other than such series) for a period of ninety (90) days after there has been given, by registered or certified mail, to the Company by the Trustee, or to the Company and the Trustee by the Holders of at least thirty-three per centum (33%) in principal amount of the Outstanding Securities of such series, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "NOTICE OF DEFAULT" hereunder, unless the Trustee, or the Trustee and the Holders of a principal amount of Securities of such series not less than the principal amount of Securities the Holders of which gave such notice, as the case may be, shall agree in writing to an extension of such period prior to its expiration; provided, however, that the Trustee, or the Trustee and the Holders of such principal amount of Securities of such series, as the case may be, shall be deemed to have agreed to an extension of such period if corrective action is initiated by the Company within such period and is being diligently pursued; or

                    (d) the entry by a court having jurisdiction in the premises of (i) a decree or order for relief in respect of the Company in an involuntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or (ii) a decree or order adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition by one or more Persons other than the Company seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or State law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official for the Company or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs, and any such decree or order for relief or any such other decree or order shall have remained unstayed and in effect for a period of ninety (90) consecutive days; or

                           (e) the commencement by the Company of a voluntary
                  case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by it to the entry of a decree or order for relief in respect of the Company in a case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable Federal or State law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due, or the authorization of such action by the Board of Directors; or

                           (f) If such Securities shall have been issued and
                  delivered to a Washington Water Power Trust (or a trustee thereof) in connection with the issuance by such trust of Trust Securities and so long as such Trust Securities remain outstanding, such Washington Water Power Trust shall have voluntarily or involuntarily dissolved, wound-up its business or otherwise terminated its existence except in connection with (i) the distribution of Securities to holders of Trust Securities in liquidation of their interests in such trust,
                  (ii) the redemption of all or the outstanding Trust Securities of such trust or (iii) certain mergers, consolidations or other business combinations, each as permitted by the Declaration establishing such trust.

         SECTION 702.  ACCELERATION OF MATURITY; RESCISSION AND ANNULMENT.

                  If an Event of Default shall have occurred and be continuing with respect to Securities of any series at the time

         Outstanding, then in every such case the Trustee or the Holders of not less than thirty-three per centum (33%) in principal amount of the Outstanding Securities of such series may declare the principal amount (or, if any of the Securities of such series are Discount Securities, such portion of the principal amount of such Securities as may be specified in the terms thereof as contemplated by Section 301) of all of the Outstanding Securities of such series to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), and upon such declaration such principal amount (or specified amount), together with premium, if any, and accrued interest, if any, thereon, shall become immediately due and payable; provided, however, that if an Event of Default shall have occurred and be continuing with respect to more than one series of Securities, the Trustee or the Holders of not less than thirty-three per centum (33%) in aggregate principal amount of the Outstanding Securities of all such series, considered as one class, may make such declaration of acceleration, and not the Holders of the Securities of any one of such series.

                    At any time after such a declaration of acceleration with respect to Securities of any series shall have been made, but before a judgment or decree for payment of the money due shall have been obtained by the Trustee as provided in this Article, the Event or Events of Default giving rise to such declaration of acceleration shall, without further act, be deemed to have been cured, and such declaration and its consequences shall, without further act, be deemed to have been rescinded and annulled, if

                           (a) the Company shall have paid or deposited with the
                  Trustee a sum sufficient to pay

                               (i)   all overdue interest, if any, on all
                           Securities of such series then Outstanding;

                               (ii)  the principal of and premium, if any,
                           on any Securities of such series then Outstanding which have become due otherwise than by such declaration of acceleration and interest thereon at the rate or rates prescribed therefor in such Securities;

                               (iii) interest upon overdue interest at the
                           rate or rates prescribed therefor in such Securities, to the extent that payment of such interest is lawful; and

                               (iv)  all amounts due to the Trustee under
                           Section 807; and

                           (b) any other Event or Events of Default with respect
                  to Securities of such series, other than the non-payment of the principal of Securities of such series which shall have become due solely by such declaration of acceleration, shall have been cured or waived as provided in
                  Section 713.

          No such rescission shall affect any subsequent Event of Default or impair any right consequent thereon.

          SECTION 703.  COLLECTION OF INDEBTEDNESS AND SUITS FOR
                        ENFORCEMENT BY TRUSTEE.

                    If an Event of Default described in clause (a) or (b) of
          Section 701 shall have occurred and be continuing, the Company shall, upon demand of the Trustee, pay to it, for the benefit of the Holders of the Securities of the series with respect to which such Event of Default shall have occurred, the whole amount then due and payable on such Securities for principal and premium, if any, and interest, if any, and, in addition thereto, such further amount as shall be sufficient to cover any amounts due to the Trustee under Section 807.

                    If the Company shall fail to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, may prosecute such proceeding to judgment or final decree and may enforce the same against the Company or any other obligor upon such Securities and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon such Securities, wherever situated.

                    If an Event of Default with respect to Securities of any series shall have occurred and be continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

          SECTION 704.  APPLICATION OF MONEY COLLECTED.

                    Any money collected by the Trustee pursuant to this Article shall be applied in the following order, to the extent permitted by law, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal or premium, if any, or interest, if any, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

                      FIRST:  To the payment of all amounts due the Trustee
               under Section 807;

                      SECOND: To the payment of the whole amount then due and
               unpaid upon the Outstanding Securities for principal and premium, if any, and interest, if any, in respect of which or for the benefit of which such money has been collected; and in case such proceeds shall be insufficient to pay in full the whole amount so due and unpaid upon such Securities, then to the payment of such principal and interest, if any, thereon without any preference or priority, ratably according to the aggregate amount so due and unpaid, with any balance then remaining to the payment of premium, if any, and, if so specified as contemplated by Section 301 with respect to the Securities of any series, or any Tranche thereof, interest, if any, on overdue premium, if any, and overdue interest, if any, ratably as aforesaid, all to the extent permitted by applicable law;

                      THIRD:  To the payment of the remainder, if any, to
               the Company or to whomsoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct.

          SECTION 705.  TRUSTEE MAY FILE PROOFS OF CLAIM.

                    In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of the Securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal or interest) shall be entitled and empowered, by intervention in such proceeding or otherwise,

                    (a) to file and prove a claim for the whole amount of
               principal, premium, if any, and interest, if any, owing and unpaid in respect of the Securities and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for amounts due to the Trustee under Section 807) and of the Holders allowed in such judicial proceeding, and

                    (b) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;

          and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amounts due it under Section 807.

                    Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

          SECTION 706. TRUSTEE MAY ENFORCE CLAIMS WITHOUT POSSESSION OF SECURITIES.

                    All rights of action and claims under this Indenture or on the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders in respect of which such judgment has been recovered.

          SECTION 707.  LIMITATION ON SUITS.

                    No Holder shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless:

                    (a) such Holder shall have previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of such series;

                    (b) the Holders of a majority in aggregate principal amount of the Outstanding Securities of all series in respect of which an Event of Default shall have occurred and be continuing, considered as one class, shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

                    (c) such Holder or Holders shall have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

                    (d) the Trustee for sixty (60) days after its receipt of
               such notice, request and offer of indemnity shall have failed to institute any such proceeding; and

                    (e) no direction inconsistent with such written request
               shall have been given to the Trustee during such sixty (60) day period by the Holders of a majority in aggregate principal amount of the Outstanding Securities of all series in respect of which an Event of Default shall have occurred and be continuing, considered as one class.

          it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all of such Holders.

          SECTION 708. UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE PRINCIPAL, PREMIUM AND INTEREST.

                    Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of and premium, if any, and (subject to Section 307) interest, if any, on such Security on the Stated Maturity or Maturities expressed in such Security (or, in the case of redemption, on the Redemption Date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder.

          SECTION 709.  RESTORATION OF RIGHTS AND REMEDIES.

                    If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding shall have been discontinued or abandoned for any reason, or shall have been determined adversely to the Trustee or to such Holder, then and in every such case, subject to any determination in such proceeding, the Company, the Trustee and such Holder shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and such Holder shall continue as though no such proceeding had been instituted.

          SECTION 710.  RIGHTS AND REMEDIES CUMULATIVE.

                    Except as otherwise provided in the last paragraph of
          Section 306, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

          SECTION 711.  DELAY OR OMISSION NOT WAIVER.

                    No delay or omission of the Trustee or of any Holder to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

          SECTION 712.  CONTROL BY HOLDERS OF SECURITIES.

                    If an Event of Default shall have occurred and be continuing in respect of a series of Securities, the Holders of a majority in principal amount of the Outstanding Securities of such series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee with respect to the Securities of such series; provided, however, that if an Event of Default shall have occurred and be continuing with respect to more than one series of Securities, the Holders of a majority in aggregate principal amount of the Outstanding Securities of all such series, considered as one class, shall have the right to make such direction, and not the Holders of the Securities of any one of such series; and provided, further, that

                    (a) such direction shall not be in conflict with any rule of law or with this Indenture, and could not involve the Trustee in personal liability in circumstances where indemnity would not, in the Trustee's sole discretion, be adequate, and

                    (b) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

          SECTION 713.  WAIVER OF PAST DEFAULTS.

                    The Holders of a majority in principal amount of the Outstanding Securities of any series may on behalf of the Holders of all the Securities of such series waive any past default with respect to such series hereunder and its consequences, except a default

                    (a) in the payment of the principal of or premium, if any, or interest, if any, on any Security of such series, or

                    (b) in respect of a covenant or provision hereof which under
               Section 1102 cannot be modified or amended without the consent of the Holder of each Outstanding Security of such series affected; provided, however, that so long as a Washington Water Power Trust holds the Securities of any series, such trust may not waive any past default without the consent of a majority in aggregate liquidation amount of the outstanding Trust Securities issued by such trust (other than Trust Securities initially issued and sold to the Company) obtained as provided in the Declaration establishing such trust.

                    Upon any such waiver, such default shall cease to exist, and any and all Events of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

          SECTION 714.  UNDERTAKING FOR COSTS.

                    The Company and the Trustee agree, and each Holder by its acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Company, to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than ten per centum (10%) in aggregate principal amount of the Outstanding Securities of all series in respect of which such suit may be brought, considered as one class, or to any suit instituted by any Holder for the enforcement of the payment of the principal of or premium, if any, or interest, if any, on any Security on or after the Stated Maturity or Maturities expressed in such Security (or, in the case of redemption, on or after the Redemption
          Date).

          SECTION 715.  WAIVER OF STAY OR EXTENSION LAWS.

                    To the full extent that it may lawfully so agree, the Company shall not at any time set up, claim or otherwise seek to take the benefit or advantage of any stay or extension law, now or hereafter in effect, in order to prevent or hinder the enforcement of this Indenture; and the Company, for itself and all who may claim under it, so far as it or they now or hereafter may lawfully do so, hereby waives the benefit of all such laws.

          SECTION 716.  ACTION BY HOLDERS OF CERTAIN TRUST SECURITIES.

                    If the Securities of any series shall be held by the Institutional Trustee of a Washington Water Power Trust and if such Institutional Trustee, as such Holder, shall have failed to exercise any of the rights and remedies available under this Indenture to the Holders of such Securities, the holders of the Trust Securities issued by such trust (other than Trust Securities initially issued and sold to the Company) shall have and may exercise all such rights and remedies, to the same extent as if such holders of such Trust Securities held a principal amount of Securities of such series equal to the liquidation amount of such Trust Securities, without first proceeding against such trustee or trust. Notwithstanding the foregoing, in the case of an Event of Default described in clause (a) or (b) of Section 701, each holder of such Trust Securities shall have and may exercise all rights available to the Institutional Trustee under Section 708 as the Holder of the Securities of such series.

                    If action shall have been taken by both the Holders and the holders of Trust Securities (other than Trust Securities initially issued and sold to the Company) to exercise such rights as contemplated in the preceding paragraph, the action taken by holders of Trust Securities shall control. Any such action taken by registered holders of Trust Securities shall be evidenced to the Trustee in the same manner as an Act of Holders, as provided in Section 104(a). The Trustee shall be entitled to rely on the books and records of the related Washington Water Power Trust in determining the identities of the holders of Trust Securities (and, upon the reasonable request of the Trustee, the Company, as the sponsor of such trust, shall, at its own expense, promptly provide copies of applicable portions of such books and records to the Trustee to the extent reasonably necessary to enable the Trustee to make such determination).


                                  ARTICLE EIGHT

                                   THE TRUSTEE

          SECTION 801.  CERTAIN DUTIES AND RESPONSIBILITIES.

                    (a) Except during the continuance of an Event of Default with respect to Securities of any series,

                         (i) the Trustee undertakes to perform, with respect to Securities of such series, such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                         (ii) in the absence of bad faith on its part, the
                    Trustee may, with respect to Securities of such series, conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture;

                  but in the case of any such certificates or opinions which by any provisions hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture.

                  (b) In case an Event of Default with respect to Securities of any series shall have occurred and be continuing, the Trustee shall exercise, with respect to Securities of such series, such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

                  (c) No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                      (i) this subsection shall not be construed to limit the effect of subsection (a) of this Section;

                      (ii) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

                      (iii) the Trustee shall not be liable with respect to
                  any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of a majority in principal amount of the Outstanding Securities of any one or more series, as provided herein, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture with respect to the Securities of such series; and

                      (iv) no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

                  (d) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

          SECTION 802.  NOTICE OF DEFAULTS.

                    The Trustee shall give notice of any default hereunder with respect to the Securities of any series to the Holders of Securities of such series in the manner and to the extent required to do so by the Trust Indenture Act, unless such default shall have been cured or waived; provided, however, that in the case of any default of the character specified in Section 701(c), no such notice to Holders shall be given until at least seventy-five (75) days after the occurrence thereof; and provided, further, that, subject to the provisions of
          Section 801, the Trustee shall not be deemed to have knowledge of such default unless either (i) a Responsible Officer of the Trustee shall have actual knowledge of such default or (ii) the Trustee shall have received written notice thereof from the Company or any Holder. For the purpose of this Section, the term "DEFAULT" means any event which is, or after notice or lapse of time, or both, would become, an Event of Default.

          SECTION 803.  CERTAIN RIGHTS OF TRUSTEE.

                    Subject to the provisions of Section 801 and to the applicable provisions of the Trust Indenture Act:

                    (a) the Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties;

                    (b) any request, direction or act of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order, or as otherwise expressly provided herein, and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;

                    (c) whenever in the administration of this Indenture the
               Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence is specifically prescribed herein) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

                    (d) the Trustee may consult with counsel and the written
               advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

                    (e) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this

                  Indenture at the request or direction of any Holder pursuant to this Indenture, unless such Holder shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it complying with such request or direction;

                           (f) the Trustee shall not be bound to make any
                  investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall (subject to applicable legal requirements) be entitled to examine, during normal business hours, the books, records and premises of the Company, personally or by agent or attorney;

                           (g) the Trustee may execute any of the trusts or
                  powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder; and

                           (h) the Trustee shall not be charged with knowledge
                  of any Event of Default with respect to the Securities of any series for which it is acting as Trustee unless either (i) a Responsible Officer of the Trustee shall have actual knowledge of the Event of Default or (ii) written notice of such Event of Default shall have been given to the Trustee by the Company, any other obligor on such Securities or by any Holder of such Securities.

          SECTION 804.  NOT RESPONSIBLE FOR RECITALS OR ISSUANCE OF
                        SECURITIES.

                  The recitals contained herein and in the Securities (except the Trustee's certificates of authentication) shall be taken as the statements of the Company, and neither the Trustee nor any Authenticating Agent assumes any responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. Neither the Trustee nor any Authenticating Agent shall be accountable for the use or application by the Company of Securities or the proceeds thereof.

          SECTION 805.  MAY HOLD SECURITIES.

                  Each of the Trustee, any Authenticating Agent, any Paying Agent, any Security Registrar or any other agent of the

         Company or the Trustee, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to Sections 808 and 813, may otherwise deal with the Company with the same rights it would have if it were not such Trustee, Authenticating Agent, Paying Agent, Security Registrar or other agent.

         SECTION 806.  MONEY HELD IN TRUST.

                  Money held by the Trustee in trust hereunder need not be segregated from other funds, except to the extent required by law. The Trustee shall be under no liability for interest on or investment of any money received by it hereunder except as expressly provided herein or otherwise agreed with, and for the sole benefit of, the Company.

         SECTION 807.  COMPENSATION AND REIMBURSEMENT.

                  The Company shall

                  (a) pay to the Trustee from time to time reasonable
             compensation for all services rendered by it hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

                  (b) except as otherwise expressly provided herein, reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances reasonably incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except to the extent that any such expense, disbursement or advance may be attributable to its negligence, wilful misconduct or bad faith; and

                  (c) indemnify the Trustee and hold it harmless from and
             against any loss, liability or expense reasonably incurred by it arising out of or in connection with the acceptance or administration of the trust or trusts hereunder or the performance of its duties hereunder, including the reasonable costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder, except to the extent any such loss, liability or expense may be attributable to its negligence, wilful misconduct or bad faith.

                  As security for the performance of the obligations of the Company under this Section, the Trustee shall have a lien prior to the Securities upon all property and funds held or collected by the Trustee as such other than property and funds held in trust under Section 603 (except moneys payable to the

         Company as provided in Section 603). "TRUSTEE" for purposes of this Section shall include any predecessor Trustee; provided, however, that the negligence, wilful misconduct or bad faith of any Trustee hereunder shall not affect the rights of any other Trustee hereunder.

         SECTION 808. DISQUALIFICATION; CONFLICTING INTERESTS.

                  If the Trustee shall have or acquire any conflicting interest within the meaning of the Trust Indenture Act, it shall either eliminate such conflicting interest or resign to the extent, in the manner and with the effect, and subject to the conditions, provided in the Trust Indenture Act and this Indenture. For purposes of Section 310(b)(1) of the Trust Indenture Act and to the extent permitted thereby, the Trustee, in its capacity as trustee in respect of the Securities of any series, shall not be deemed to have a conflicting interest arising from its capacity as trustee in respect of the Securities of any other series.

         SECTION 809.  CORPORATE TRUSTEE REQUIRED; ELIGIBILITY.

                  There shall at all times be a Trustee hereunder which shall be

                  (a) a corporation organized and doing business under the laws of the United States, any State or Territory thereof or the District of Columbia, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least Fifty Million Dollars ($50,000,000) and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority, or

                  (b) if and to the extent permitted by the Commission by rule, regulation or order upon application, a corporation or other Person organized and doing business under the laws of a foreign government, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least Fifty Million Dollars ($50,000,000) or the Dollar equivalent of the applicable foreign currency and subject to supervision or examination by authority of such foreign government or a political subdivision thereof substantially equivalent to supervision or examination applicable to United States institutional trustees, and, in either case, qualified and eligible under this Article and the Trust Indenture Act. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of such supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so