Form 10-Q
period 1997-06-30
WASHINGTON WATER POWER CO
filed 1997-08-14
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

      [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission file number 1-3701
                                                --------

                       THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Washington                                            91-0462470
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1411 East Mission Avenue, Spokane, Washington                    99202-2600
---------------------------------------------                 ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     509-489-0500
                                                   -------------------------
                         Web site: http://www.wwpco.com



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
                           Yes  X  No
                              -----  -----


At July 31, 1997, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index


Part I. Financial Information:                                             Page No.
                                                                           --------
           Item 1.Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  June 30, 1997 and 1996................................       3

               Consolidated Statements of Income - Six Months Ended
                  June 30, 1997 and 1996................................       4

               Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996.................................       5

               Consolidated Statements of Capitalization - June 30, 1997
                  and December 31, 1996.................................       6

               Consolidated Statements of Cash Flows - Six Months Ended
                  June 30, 1997 and 1996................................       7

               Schedule of Information by Business Segments -
                  Three Months Ended June 30, 1997 and 1996.............       8

               Schedule of Information by Business Segments -
                  Six Months Ended June 30, 1997 and 1996...............       9

               Notes to Consolidated Financial Statements...............      10

           Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations............      12

Part II.   Other Information:

           Item 5.Other Information.....................................      16

           Item 6.Exhibits and Reports on Form 8-K......................      17

Signature...............................................................      18

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars


                                                       1997            1996
                                                    ---------        ---------
OPERATING REVENUES                                  $ 236,274        $ 195,900
                                                    ---------        ---------

OPERATING EXPENSES:
  Operations and maintenance                          147,288          101,774
  Administrative and general                           25,832           18,747
  Depreciation and amortization                        17,458           18,000
  Taxes other than income taxes                        11,027           13,023
                                                    ---------        ---------
    Total operating expenses                          201,605          151,544
                                                    ---------        ---------

INCOME FROM OPERATIONS                                 34,669           44,356
                                                    ---------        ---------

OTHER INCOME (EXPENSE):
  Interest expense                                    (16,200)         (15,261)
  Interest on income tax recovery                      47,337                -
  Net gain on subsidiary transactions                   3,339                -
  Merger-related expenses                                   -          (14,013)
  Other income (deductions)-net                        (6,340)             433
                                                    ---------        ---------
    Total other income (expense)-net                   28,136          (28,841)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES                             62,805           15,515

INCOME TAXES                                           14,330            6,547
                                                    ---------        ---------

NET INCOME                                             48,475            8,968

DEDUCT-Preferred stock dividend requirements            1,812            2,141
                                                    ---------        ---------

INCOME AVAILABLE FOR COMMON STOCK                   $  46,663        $   6,827
                                                    =========        =========

Average common shares outstanding (thousands)          55,960           55,960

EARNINGS PER SHARE OF COMMON STOCK                  $    0.83        $    0.12

Dividends paid per common share                     $    0.31        $    0.31


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars


                                                       1997            1996
                                                    ---------        ---------
OPERATING REVENUES                                  $ 520,285        $ 443,903
                                                    ---------        ---------

OPERATING EXPENSES:
  Operations and maintenance                          314,627          231,634
  Administrative and general                           46,014           37,977
  Depreciation and amortization                        34,920           35,275
  Taxes other than income taxes                        25,997           26,715
                                                    ---------        ---------
    Total operating expenses                          421,558          331,601
                                                    ---------        ---------

INCOME FROM OPERATIONS                                 98,727          112,302
                                                    ---------        ---------

OTHER INCOME (EXPENSE):
  Interest expense                                    (32,516)         (30,566)
  Interest on income tax recovery                      47,337                -
  Net gain on subsidiary transactions                   3,454           17,064
  Merger-related expenses                                   -          (15,513)
  Other income (deductions)-net                           360              121
                                                    ---------        ---------
    Total other income (expense)-net                   18,635          (28,894)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES                            117,362           83,408

INCOME TAXES                                           39,039           32,531
                                                    ---------        ---------

NET INCOME                                             78,323           50,877

DEDUCT-Preferred stock dividend requirements            3,590            4,407
                                                    ---------        ---------

INCOME AVAILABLE FOR COMMON STOCK                   $  74,733        $  46,470
                                                    =========        =========

Average common shares outstanding (thousands)          55,960           55,959

EARNINGS PER SHARE OF COMMON STOCK                  $    1.34        $    0.83

Dividends paid per common share                     $    0.62        $    0.62

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars


                                                                      June 30,       December 31,
                                                                        1997             1996
                                                                     ----------       ----------
ASSETS:
PROPERTY:
  Utility plant in service-net                                       $1,991,740       $1,951,604
  Construction work in progress                                          35,091           38,696
                                                                     ----------       ----------
    Total                                                             2,026,831        1,990,300
  Less:  Accumulated depreciation and amortization                      617,696          592,424
                                                                     ----------       ----------
    Net utility plant                                                 1,409,135        1,397,876
                                                                     ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net                                       72,137           75,312
  Non-utility properties and investments-net                            153,802          149,747
  Other-net                                                              23,975           22,670
                                                                     ----------       ----------
    Total other property and investments                                249,914          247,729
                                                                     ----------       ----------

CURRENT ASSETS:
  Cash and cash equivalents                                              29,921            8,211
  Temporary cash investments                                             25,704           19,709
  Accounts and notes receivable-net                                     117,277          148,742
  Materials and supplies, fuel stock and natural gas stored              34,633           31,729
  Prepayments and other                                                  19,900           19,998
                                                                     ----------       ----------
Total current assets                                                    227,435          228,389
                                                                     ----------       ----------

DEFERRED CHARGES:
  Regulatory assets for deferred income tax                             170,954          164,753
  Conservation programs                                                  55,570           57,703
  Prepaid power purchases                                                25,652           30,935
  Unamortized debt expense                                               24,936           23,148
  Other-net                                                              31,135           26,765
                                                                     ----------       ----------
    Total deferred charges                                              308,247          303,304
                                                                     ----------       ----------

      TOTAL                                                          $2,194,731       $2,177,298

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)       $1,614,108       $1,590,262

CURRENT LIABILITIES:
  Accounts payable                                                       88,797           95,268
  Taxes and interest accrued                                             38,171           37,344
  Other                                                                  57,414           70,873
                                                                     ----------       ----------
    Total current liabilities                                           184,382          203,485
                                                                     ----------       ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
  Non-current liabilities                                                30,897           27,855
  Deferred income taxes                                                 348,029          312,529
  Other                                                                  17,315           43,167
                                                                     ----------       ----------
    Total non-current liabilities and deferred credits                  396,241          383,551
                                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

      TOTAL                                                          $2,194,731       $2,177,298
                                                                     ==========       ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars


                                                                             June 30,        December 31,
                                                                              1997               1996

                                                                           -----------        -----------
COMMON EQUITY:
  Common stock, no par value:  200,000,000 shares authorized;
    55,960,360 shares outstanding                                          $   594,853        $   594,853
  Note receivable from employee stock ownership plan                           (10,662)           (11,009)
  Capital stock expense and other paid in capital                              (10,120)           (10,112)
  Unrealized investment gain-net                                                 9,820              5,703
  Retained earnings                                                            171,755            131,301
                                                                           -----------        -----------
      Total common equity                                                      755,646            710,736
                                                                           -----------        -----------

PREFERRED STOCK-CUMULATIVE:
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
    Flexible Auction Series J; 500 shares outstanding
     ($100,000 stated value)                                                    50,000             50,000
                                                                           -----------        -----------
      Total not subject to mandatory redemption                                 50,000             50,000
                                                                           -----------        -----------

  Subject to mandatory redemption:
    $8.625, Series I; 100,000 and 300,000 shares outstanding
      ($100 stated value)                                                       10,000             30,000
    $6.95, Series K;  350,000 shares outstanding ($100 stated value)            35,000             35,000
                                                                           -----------        -----------
      Total subject to mandatory redemption                                     45,000             65,000
                                                                           -----------        -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  TRUST SECURITIES:
    7 7/8%, Series A, due 2037                                                  60,000                  -
    Floating Rate, Series B, due 2037                                           50,000                  -
                                                                           -----------        -----------
      Total company-obligated mandatorily redeemable preferred trust
      securities                                                                110,000                  -

LONG-TERM DEBT:
  First Mortgage Bonds:
    7 1/8% due December 1, 2013                                                 66,700             66,700
    7 2/5% due December 1, 2016                                                 17,000             17,000
    Secured Medium-Term Notes:
      Series A - 5.95% to 8.06% due 2000 through 2023                          212,000            227,000
      Series B - 6.50% to 8.25% due 1997 through 2010                          141,000            141,000
                                                                           -----------        -----------

      Total first mortgage bonds                                               436,700            451,700
                                                                           -----------        -----------

  Pollution Control Bonds:
    6% Series due 2023                                                           4,100              4,100


  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% due 1997 through 2007                             72,500             72,500
    Series B - 6.75% to 8.23% due 1999 through 2023                            115,000            120,000
                                                                           -----------        -----------
      Total unsecured medium-term notes                                        187,500            192,500
                                                                           -----------        -----------

  Notes payable (due within one year) to be refinanced                               -             85,000
  Other                                                                         25,162             31,226
                                                                           -----------        -----------
      Total long-term debt                                                     653,462            764,526
                                                                           -----------        -----------

TOTAL CAPITALIZATION                                                       $ 1,614,108        $ 1,590,262
                                                                           ===========        ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars


                                                                        1997              1996
                                                                      ---------        ---------
OPERATING ACTIVITIES:
  Net income                                                          $  78,323        $  50,877
  NON-CASH REVENUES AND EXPENSES
    INCLUDED IN NET INCOME:
    Depreciation and amortization                                        34,920           35,275
    Provision for deferred income taxes                                  34,983            2,256
    Allowance for equity funds used during construction                    (599)            (355)
    Power and natural gas cost deferrals and amortization               (12,850)           6,539
    Deferred revenues and other-net                                     (15,685)           6,140
    (Increase) decrease in working capital components:
      Receivables and prepaid expenses-net                               11,793            8,599
      Materials & supplies, fuel stock and natural gas stored            (3,556)           1,494
      Payables and other accrued liabilities                             (1,583)          (9,454)
      Other-net                                                          12,710            5,245
                                                                      ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               138,456          106,616
                                                                      ---------        ---------

INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds)              (37,625)         (36,826)
  Other capital requirements                                             (4,079)            (349)
  (Increase) decrease in other noncurrent balance sheet items-net         8,255            8,024
  Assets acquired and investments in subsidiaries                        (1,689)         (27,488)
                                                                      ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (35,138)         (56,639)
                                                                      ---------        ---------

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings                          (85,000)           1,500
  Proceeds from issuance of preferred trust securities                  110,000                -
  Repurchase and maturity of long-term debt                             (20,000)         (15,000)
  Redemption of preferred stock                                         (20,000)         (20,000)
  Sale of common stock-net                                                  347           (6,201)
  Other-net                                                             (28,595)          19,976
                                                                      ---------        ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS                          (43,248)         (19,725)
     Less cash dividends paid                                           (38,360)         (32,231)
                                                                      ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES                                   (81,608)         (51,956)
                                                                      ---------        ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     21,710           (1,979)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8,211            5,164
                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  29,921        $   3,185
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                                          $  36,913        $  28,088
    Income taxes                                                      $  33,955        $  26,039
  Non-cash financing and investing activities                         $   1,290        $  36,150


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars


                                                           1997              1996
                                                       -----------        -----------
OPERATING REVENUES:
  Energy Delivery                                      $    77,665        $    73,493
  Energy Trading                                           122,781             86,905
  Non-energy                                                35,828             35,502
                                                       -----------        -----------
    Total operating revenues                           $   236,274        $   195,900
                                                       ===========        ===========

OPERATIONS AND MAINTENANCE EXPENSES:
  Energy Delivery:
    Natural gas purchased for resale                   $    17,594        $    15,313
    Other                                                   14,957             14,648
  Energy Trading:
    Power and natural gas purchased                         66,497             27,586
    Fuel for generation                                      5,981              6,394
    Other                                                   15,972             11,196
  Non-energy                                                26,287             26,637
                                                       -----------        -----------
    Total operations and maintenance expenses          $   147,288        $   101,774
                                                       ===========        ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Energy Delivery                                      $    14,172        $    11,646
  Energy Trading                                             7,651              4,372
  Non-energy                                                 4,009              2,729
                                                       -----------        -----------
    Total administrative and general expenses          $    25,832        $    18,747
                                                       ===========        ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Energy Delivery                                      $     8,094        $     8,426
  Energy Trading                                             6,448              7,004
  Non-energy                                                 2,916              2,570
                                                       -----------        -----------
    Total depreciation and amortization expenses       $    17,458        $    18,000
                                                       ===========        ===========

INCOME FROM OPERATIONS:
  Energy Delivery                                      $    14,780        $    13,761
  Energy Trading                                            17,901             27,159
  Non-energy                                                 1,988              3,436
                                                       -----------        -----------
    Total income from operations                       $    34,669        $    44,356
                                                       ===========        ===========

INCOME AVAILABLE FOR COMMON STOCK:
  Energy operations                                    $    43,531        $     5,406
  Non-energy operations                                      3,132              1,421
                                                       -----------        -----------
    Total income available for common stock            $    46,663        $     6,827
                                                       ===========        ===========

ASSETS: (1996 amounts at December 31)
  Energy Delivery                                      $ 1,034,853        $ 1,014,451
  Energy Trading                                           655,431            683,599
  Other energy                                             254,305            223,379
  Non-energy                                               250,142            255,869
                                                       -----------        -----------
    Total assets                                       $ 2,194,731        $ 2,177,298
                                                       ===========        ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
  Energy Delivery                                      $    18,940        $    18,327
  Energy Trading                                            (1,837)             1,726
  Non-energy                                                 3,320                782
                                                       -----------        -----------
    Total capital expenditures                         $    20,423        $    20,835
                                                       ===========        ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars


                                                          1997             1996
                                                       ----------       ----------
OPERATING REVENUES:
  Energy Delivery                                      $  196,545       $  194,684
  Energy Trading                                          248,856          183,743
  Non-energy                                               74,884           65,476
                                                       ----------       ----------
    Total operating revenues                           $  520,285       $  443,903
                                                       ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
  Energy Delivery:
    Natural gas purchased for resale                   $   49,933       $   50,069
    Other                                                  28,701           29,565
  Energy Trading:
    Power and natural gas purchased                       138,404           66,097
    Fuel for generation                                    15,643           13,708
    Other                                                  27,027           23,516
  Non-energy                                               54,919           48,679
                                                       ----------       ----------
    Total operations and maintenance expenses          $  314,627       $  231,634
                                                       ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Energy Delivery                                      $   25,683       $   23,804
  Energy Trading                                           12,566            8,119
  Non-energy                                                7,765            6,054
                                                       ----------       ----------
    Total administrative and general expenses          $   46,014       $   37,977
                                                       ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
  Energy Delivery                                      $   16,217       $   16,933
  Energy Trading                                           13,061           13,917
  Non-energy                                                5,642            4,425
                                                       ----------       ----------
    Total depreciation and amortization expenses       $   34,920       $   35,275
                                                       ==========       ==========

INCOME FROM OPERATIONS:
  Energy Delivery                                      $   56,456       $   54,046
  Energy Trading                                           36,970           52,392
  Non-energy                                                5,301            5,864
                                                       ----------       ----------
    Total income from operations                       $   98,727       $  112,302
                                                       ==========       ==========

INCOME AVAILABLE FOR COMMON STOCK:
  Energy operations                                    $   70,261       $   33,318
  Non-energy operations                                     4,472           13,152
                                                       ----------       ----------
    Total income available for common stock            $   74,733       $   46,470
                                                       ==========       ==========

ASSETS: (1996 amounts at December 31)
  Energy Delivery                                      $1,034,853       $1,014,451
  Energy Trading                                          655,431          683,599
  Other energy                                            254,305          223,379
  Non-energy                                              250,142          255,869
                                                       ----------       ----------
    Total assets                                       $2,194,731       $2,177,298
                                                       ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
  Energy Delivery                                      $   32,190       $   32,611
  Energy Trading                                              483            2,810
  Non-energy                                                4,464            1,149
                                                       ----------       ----------
    Total capital expenditures                         $   37,137       $   36,570
                                                       ==========       ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FAS No. 130, entitled "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and FAS No. 131, entitled "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. FAS 130 requires companies to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently evaluating the impact of this standard on the Company's financial position and results of operations. FAS 131 requires public enterprises to report financial and descriptive information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company does not expect that this statement will have a material effect on the Company's financial statements or disclosures.


NOTE 2.  FINANCINGS

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

On June 3, 1997, Washington Water Power Capital II, a business trust, issued to the public $50,000,000 of Preferred Trust Securities having a floating distribution rate of LIBOR plus 0.875%, calculated and reset quarterly (initially 6.6875%). Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,547,000 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51,547,000. These debt securities may be redeemed at the Company's option on or after June 1, 2007 and mature June 1, 2037.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that the Trust has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Company's consolidated statement of capitalization reflects only the $60 million and $50 million of Preferred Trust Securities.

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are parties to various legal claims, actions and complaints. Although the Company cannot predict with certainty whether or not it will ultimately be successful in these legal proceedings, management believes that as of this time, it has adequately reserved for any potential liabilities and that the ultimate outcome of all the claims and actions should not have a material adverse effect on the Company's consolidated operations, financial condition or liquidity. For information about specific legal proceedings involving the

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


Company or its subsidiaries, reference is made to the Company's 1996 Form 10-K. To-date, there have been no material developments since that report was issued.


NOTE 4.  INCOME TAX RECOVERY

In June 1997, the Company received $81 million from the Internal Revenue Service
(IRS) to settle an income tax claim relating to its investment in the terminated nuclear project 3 of the Washington Public Power Supply System (WNP3). The $81 million recovery included $34 million in income taxes the Company overpaid in prior years plus $47 million in accrued interest, which contributed $41.4 million, or $0.74 per share, to net income.

The Company had claimed that it realized a loss in 1985 relating to its $195 million investment in WNP3 entitling it to current tax deductions. The IRS, however, originally denied the Company's claim and ruled that the investment should be written off over 32.5 years, the term of a settlement agreement between the Company and the Bonneville Power Administration relating to WNP3. The Company disagreed with this ruling and had been pursuing a reversal for several years. The IRS has now agreed with the Company's position.

The Company entered into settlement agreements with the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission
(IPUC) in 1987 and 1988 providing for the recovery through retail prices of approximately 60% of the Company's $195 million investment in WNP3. As a result of these agreements, customers have been and will continue to receive the tax benefits relating to the recoverable portion of WNP3 over the recovery periods specified in the settlement agreements. The settlement agreements resulted in a write-off of approximately $75 million of the Company's WNP3 investment, with the entire write-off charged to shareholders. The tax recovery and related accrued interest from the IRS will flow through to the benefit of shareholders. The cash will be used to fund new business investment, including growth opportunities in national energy markets, and will reduce the need for issuance of long-term debt during 1997.


NOTE 5.  ACQUISITIONS AND DISPOSITIONS

Avista Energy, Inc. (Avista Energy), the Company's national energy marketing company, began operations in the third quarter of 1997. Several alliances and partnerships have been entered into since the beginning of the year. A limited liability company, Howard/Avista Energy, LLC, in which Avista Energy will have a 50% ownership, was formed with Howard Energy Marketing, effective August 1, 1997. Avista Energy's initial equity investment in Howard/Avista Energy LLC was $25 million. Results from this company will be accounted for under the equity method starting in the third quarter of 1997. Avista Energy has also formed an alliance with Chelan County Public Utility District (Chelan PUD), located in Washington state, under which Avista Energy will market a significant portion of Chelan PUD's hydroelectric resources to other utilities throughout the Northwest and will manage the real-time scheduling on such output beginning in August 1997. Avista Energy reached a joint venture agreement with Energy West Incorporated, a diversified energy and retail propane company in Montana. The two companies will develop and implement a direct access, retail power marketing business in Montana. In November 1996, an alliance was formed with Mock Energy Services, California's largest natural gas marketer, to market natural gas and electric commodity services to industrial and large commercial customers throughout California. In addition, a Houston-based operation was initiated in July.

In May 1997, Pentzer Corporation (Pentzer) sold its interest in a portfolio company, Safety Speed Cut, resulting in a gain of approximately $2.0 million, net of taxes. In July 1997, Pentzer acquired two new companies - Target Woodworks, Inc., a Florida-based company, and White Plus, a California-based company. Both provide point-of-purchase and in-store merchandising services.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates as a regulated utility providing electric and natural gas sales and services and as a non-regulated entity providing both energy and non-energy products and services. The energy business consists of two lines of business -- Energy Delivery (Transmission and Distribution) and Energy Trading (Generation and Resources). The non-energy business primarily includes the operations of the portfolio companies of Pentzer, a wholly owned subsidiary of the Company.

The Energy Delivery business includes transmission and distribution services for retail electric operations and all natural gas operations, as well as other energy products and services. Usage by retail customers varies from year to year primarily as a result of weather conditions, the economy in the Company's service area, customer growth, conservation, appliance efficiency and other technology.

The Energy Trading business includes generation and production, short and long-term wholesale electric and natural gas commodity trading and sales, and energy services. Revenues from the sale of energy to other utilities and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region and the demand for power in other areas of the country. Other factors affecting the wholesale power market include an increasing number of power brokers and marketers and competition from low cost generation being developed by independent power producers. This business also includes the results of two new non-regulated energy subsidiaries, Avista Energy and Avista Advantage, Inc. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. See Note 5 of Notes to Financial Statements for a description of start-up activities related to these companies.

The non-energy business primarily consists of Pentzer, which is the parent company to the majority of the Company's non-energy businesses.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

Second quarter 1997 net income available for common stock was $46.7 million, a $39.9 million increase from 1996 second quarter net income of $6.8 million. The increase in earnings was primarily the result of an income tax recovery which resulted in a $41.4 million, or $0.74 per share, increase in after-tax income during the second quarter of 1997 (see Note 4 of Notes to Financial Statements for additional information) and the expensing of $14.0 million, or $0.16 per share, in merger costs during the second quarter of 1996 related to the terminated proposed merger between the Company and Sierra Pacific Resources. Overall earnings per share for the second quarter of 1997 increased to $0.83 from $0.12 in 1996. Energy operations contributed $0.78 to earnings per share for the second quarter of 1997 compared to $0.10 in the second quarter of 1996. The increase in earnings per share from the income tax recovery was partially offset by several non-operating and operating accruals and accounting adjustments. Non-energy operations contributed $0.05 to earnings per share for the second quarter of 1997 compared to $0.02 in the same period in 1996. The increase in non-energy earnings was largely the result of a $2.0 million transactional gain, net of tax, from the sale of Pentzer's interest in one of its portfolio companies during the second quarter of 1997.

Net income available for common stock for the first half of 1997 was $74.7 million, a $28.2 million increase from net income of $46.5 million during the first six months of 1996. The increase in earnings was primarily the result of the income tax recovery mentioned above and the expensing of $15.5 million, or $0.18 per share, in merger costs in the 1996 period. The 1996 results also included a $10.8 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer's subsidiaries. Overall earnings per share for the first six months of 1997 increased to $1.34 from $0.83 in 1996. Energy operations contributed $1.26 to earnings per share for the first six months of 1997 compared to $0.60 in the first half of 1996. The increase in earnings per share from the income tax recovery was partially offset by several non-operating and operating accruals and accounting adjustments. Non-energy operations contributed $0.08 to earnings per share for the first six months of 1997 compared to $0.23 in the same period in 1996. The decrease in non-energy earnings was primarily the result of a $10.8 million transactional gain ($0.19 per share), net of tax and other adjustments, from the sale of property held for sale by one of Pentzer's subsidiaries which occurred in the first quarter of 1996.

Other income (deductions) for both the three and six months periods included $47.3 million in interest income on the income tax recovery, which was partially offset by several non-operating accruals and accounting adjustments. Income taxes increased $7.8 million and $6.5 million in the second quarter and first half of 1997, respectively, over 1996 primarily due to the taxes on the interest income received as a part of the income tax recovery, partially offset by an $11.4 million income tax benefit associated with the income tax recovery. The year-to-date income taxes were also partially offset by first quarter 1997 adjustments related to revised estimates on certain tax issues. The preferred stock dividend decreased by $0.3 million and $0.8 million in the second quarter and first half of 1997, respectively, from 1996 due to the redemption of $20 million in Preferred Stock, Series I in June of 1997 and 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


ENERGY OPERATIONS

ENERGY DELIVERY

Energy Delivery income from operations increased by $1.0 million, or 7%, in the second quarter of 1997 over the same period in 1996. The increase was due to increased transmission revenues, a rate settlement and customer growth. Energy Delivery's operating revenues and expenses increased by $4.2 million and $3.2 million, respectively, during the second quarter of 1997 as compared to 1996.

Retail electric revenues increased $1.4 million in the second quarter of 1997 compared to the same period in 1996, primarily as a result of 2% customer growth, increased residential and commercial usage and increased transmission revenues resulting from increased wholesale sales. Total natural gas revenues increased $2.7 million in the second quarter of 1997 from 1996, primarily due to increased sales for resale, 6% customer growth and an $0.8 million natural gas rate settlement in California. Commercial natural gas revenues decreased in the second quarter of 1997 from 1996, due to lower commercial therm sales as a result of decreased customer usage. In addition, residential and commercial natural gas revenues were affected by decreases in natural gas prices due to purchased gas cost adjustments effective in Washington, Idaho and Oregon, which decreased the prices paid by customers in 1997 by 4.4%, 8.5% and 8.59%, respectively.

Natural gas purchased expense increased $2.3 million, or 15%, during the second quarter of 1997 as compared to 1996, primarily due to increased volume of sales for resale. A large portion of purchased gas expense is variable costs, with the result that increases or decreases in purchased gas expense are generally offset by like changes in revenues. Administrative and general expenses increased by $2.5 million in the second quarter of 1997, compared to 1996, due primarily to accruals related to employee compensation. Taxes other than income decreased $1.6 million in the second quarter of 1997 from the previous year due to lower accruals in 1997 for property taxes, and higher generation taxes in 1996 in Idaho and Montana due to higher hydroelectric generation.

Energy Delivery income from operations increased by $2.4 million, or 4%, in the first half of 1997 over the same period in 1996. The increase was due to increased transmission revenues, a rate settlement and customer growth, partially offset by warmer weather and decreased natural gas prices. Energy Delivery's operating revenues and expenses increased by $1.9 million and decreased by $0.5 million, respectively, during the first six months of 1997 compared to 1996.

Retail electric revenues increased $2.3 million in the first half of 1997 compared to 1996, due to a $2.8 million increase in transmission revenues as a result of increased wholesale electric sales, partially offset by decreased industrial sales. Total natural gas revenues decreased $0.5 million in the first six months of 1997 from 1996, primarily due to decreased retail therm sales as a result of normal weather during the first half of 1997, compared to 11% colder than normal in the same period in 1996. In addition, residential and commercial revenues also declined due to decreases in natural gas prices. Purchased gas cost adjustments effective in Washington, Idaho and Oregon decreased the prices paid by customers in 1997 by the amounts reported above.

Natural gas purchased expense decreased $0.1 million during the first half of 1997 as compared to 1996, primarily due to decreased therm sales. Natural gas operations were negatively affected by a $0.8 million write-off of a natural gas transaction software program during the first quarter of 1997. Administrative and general expenses increased by $1.9 million in the first six months of 1997 compared to 1996, due primarily to accruals related to employee compensation.

ENERGY TRADING

Energy Trading income from operations decreased by $9.3 million, or 34%, in the second quarter of 1997 from the same period in 1996. The decrease was due to the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts, lower hydroelectric generation, a $3.0 million PCA adjustment, higher transmission expenses and start-up costs at the two new non-regulated subsidiaries. Energy Trading's operating revenues and expenses increased by $35.9 million and $45.1 million, respectively, during the second quarter of 1997 as compared to 1996.

Energy Trading revenues increased due to new power contracts for long-term wholesale electric service and increased short-term sales. Revenues from long-term sales increased $9.1 million in the second quarter of 1997 over 1996, while revenues from short-term sales increased $24.1 million during the same period. Total sales volumes during the second quarter of 1997 increased 63% from the same period in 1996. Long-term sales volumes decreased 0.1 million mwhs, or 9%, while short-term sales increased by 1.7 million mwhs, or 119%.

Commitments under new long-term wholesale sales contracts and increased short-term sales, combined with increased costs under some long-term purchased power contracts, resulted in a $37.3 million increase in electric purchased power expense in the second quarter of 1997 over 1996, which accounts for the majority of the increase in Energy Trading's operating expenses. Hydroelectric generation for the second quarter of 1997 was slightly below that of the same period of 1996, which was the Company's highest year ever for hydroelectric generation.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


Other operating and maintenance expenses increased $4.8 million in the second quarter of 1997 from the same period in 1996. The Idaho Power Cost Adjustment (PCA), which allows the Company to change prices to recover or rebate a portion of the difference between actual and allowed net power supply costs, increased expenses by $1.9 million during the second quarter of 1997 as compared to the same period in 1996, primarily due to a $3.0 million adjustment from prior periods. Transmission expense increased by $1.8 million in the second quarter of 1997 over 1996, due to a $1.1 million accrual related to prior periods and increased wholesale sales. Administrative and general expenses increased by $3.3 million in the second quarter of 1997 compared to 1996, due primarily to accruals related to employee compensation and higher regulatory fees.

Energy Trading income from operations decreased by $15.4 million, or 29%, in the first half of 1997 over the same period in 1996. The decrease was due to the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts, lower hydroelectric generation, a $3.0 million PCA adjustment, higher transmission expenses and start-up costs at the two new non-regulated subsidiaries. Energy Trading's operating revenues and expenses increased by $65.1 million and $80.5 million, respectively, during the first six months of 1997 compared to 1996.

Energy Trading revenues increased due to new power contracts for long-term wholesale electric service and increased short-term sales. Revenues from long-term sales increased $16.1 million in the first six months of 1997 over 1996, while revenues from short-term sales increased $45.6 million during the same period. Total sales volumes during the first half of 1997 increased 76% over the same period in 1996, while average prices were down by approximately 5% from the first six months of 1996. Long-term sales volumes increased 0.3 million mwhs, or 15%, while short-term sales increased by 3.2 million mwhs, or 126%.

Purchased power expense increased $70.7 million, or 107%, in the first half of 1997 over 1996, which accounts for the majority of the year-to-date increase in Energy Trading's operating expenses. During the first six months of 1997, hydroelectric generation was 13% below that of the same period of 1996. Fuel costs increased $1.9 million in the first six months of 1997 compared to 1996 due to increased generation at thermal plants to support increased wholesale sales. Other operating and maintenance expenses increased $3.5 million in the first half of 1997 from the same period in 1996. PCA expenses decreased by $0.4 million in the first six months of 1997 from 1996, in spite of the adjustment in the second quarter, due to surcharges that were in effect in 1996 as compared to rebates in effect in 1997. Transmission expenses increased $2.1 million in the six-month period of 1997 over 1996 due to the second quarter accrual and increased wholesale sales. Administrative and general expenses increased by $4.4 million in the first half of 1997, compared to 1996, due primarily to the accruals and higher fees mentioned above.

NON-ENERGY OPERATIONS

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

Non-energy income available for common stock for the second quarter of 1997 was $3.1 million, which represents a $1.7 million increase from second quarter 1996 earnings. The 1997 earnings increase primarily resulted from a transactional gain totaling $2.0 million, net of taxes, recorded by Pentzer as a result of the sale of its interest in a portfolio company. Non-transactional income from portfolio companies in 1997 was lower than 1996 by $0.8 million. Non-energy operating revenues and expenses increased by $0.3 million and $1.8 million, respectively, during the second quarter of 1997 as compared to 1996 primarily as a result of increased business activity from Pentzer's portfolio companies. Income from operations totaled $2.0 million, which was a $1.4 million decrease in 1997 from 1996.

Non-energy income available for common stock for the first half of 1997 was $4.5 million, which represents an $8.7 million decrease from first half 1996 earnings. The 1996 earnings primarily resulted from a transactional gain totaling $10.8 million, net of taxes and other adjustments, recorded by Pentzer as a result of the sale of property by one of its subsidiary companies. Non-transactional income from portfolio companies in 1997 was down slightly from 1996. Non-energy operating revenues and expenses increased by $9.4 million and $10.0 million, respectively, during the first six months of 1997 as compared to 1996, primarily as a result of increased business activity from Pentzer's portfolio companies. Income from operations totaled $5.3 million, which was a $0.6 million decrease in 1997 from 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Net cash provided by operating activities in the first half of 1997 increased by $31.8 million from the same period in 1996 due in large part to the $27.4 million increase in net income from the income tax recovery. In addition, changes in various working capital components, such as increased payables and decreased receivables increased cashflows by $13.5 million over the same period of last year. When the effects of non-cash items, such as the increased provision for deferred income taxes from the income tax recovery and adjustments for depreciation and the FAS 109 regulatory asset are removed from net income, there is an additional increase in cash provided by operating activities. Power and natural gas cost deferrals decreased cashflows in 1997 as a result of PCA rebates in effect in 1997 as compared to surcharges in effect during the first half of 1996, increased natural gas prices during the first part of 1997 and reduced prices paid by natural gas customers in the current year.

Investing Activities Net cash used in investing activities totaled $35.1 million in the first six months of 1997 compared to $56.6 million in the same period in 1996. Cash used in investing activities was higher during the first half of 1996 as a result of the establishment of trusts totaling $10.8 million for postretirement medical benefits and coal reclamation costs and the $8.2 million net effect on cash flows of transactions related to the sale of property by Pentzer. Pentzer received a promissory note for a portion of the sale price of an industrial park in the first quarter of 1996.

Financing Activities Net cash used in financing activities totaled $81.6 million in the first six months of 1997 compared to $52.0 million in 1996. Bank borrowings were decreased by $85.0 million, preferred stock totaling $20.0 million was redeemed and $20.0 million of long-term debt was repurchased in the first half of 1997 with the proceeds of $110 million of Preferred Trust Securities which were issued in January and June of 1997. In addition, the Company used the net proceeds from the issuance of the Preferred Trust Securities to redeem all of the Company's $50,000,000 Series J Auction Rate Preferred Stock on August 7, 1997. See Note 2 of Notes to Financial Statements for additional information about these securities. The reduction of $28.6 million in Other-net reflects the repayment of short-term borrowings and long-term debt by Pentzer during 1997, as compared to increasing its borrowings in the first half of 1996.


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

Capital expenditures are financed on an interim basis with short-term debt. The Company has $120 million in committed lines of credit, a reduction of $40 million from previous levels. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of June 30, 1997, no balances were outstanding under any of these agreements and arrangements.

During the 1997-1999 period, energy capital expenditures are expected to be $239 million, and, in addition, $138.5 million will be required for long-term debt maturities and repurchases and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 113% of the funds needed for its capital expenditure program. External financing will be required to fund a portion of the maturing long-term debt and preferred stock sinking fund requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.


NON-ENERGY OPERATIONS

The non-energy operations have $77.0 million in short-term borrowing arrangements available ($12.7 million outstanding as of June 30, 1997) to fund corporate requirements on an interim basis. At June 30, 1997, the non-energy operations had $44.6 million in cash and marketable securities with $33.9 million in long-term debt outstanding.

The 1997-1999 non-energy capital expenditures are expected to be $12 million, and $30 million in debt will mature in this period. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-energy capital expenditure requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, acquisitions or sales of businesses and other transactions.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


TOTAL COMPANY

The Company's total common equity increased by $44.9 million during the first six months of 1997 to $755.6 million, primarily due to a $40.5 million increase in retained earnings as a result of the income tax recovery. The Company's consolidated capital structure at June 30, 1997, was 40% debt, 13% preferred stock (including the new Preferred Trust Securities) and 47% common equity as compared to 48% debt, 7% preferred stock and 45% common equity at year-end 1996.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1996 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1997 Annual Meeting of Shareholders of the Company was held on May 20, 1997. The re-election of directors with expiring terms and the election of two new directors were the only matters voted upon at the meeting. There were 55,960,360 shares of Common Stock issued and outstanding as of March 20, 1997, the proxy record date, with 47,902,930 shares represented at said meeting. The details of the voting are shown below:


                                                       Against
                                        For          or Withheld
                                    ----------       -----------
     Re-election of Directors
        W. Lester Bryan             45,582,358         958,339
        R. John Taylor              45,666,399         874,298

     Election of New Directors
          Sarah M.R. (Sally) Jewell 45,601,399         939,298
          John F. Kelly             45,599,467         941,230



ITEM 5.  OTHER INFORMATION.

REGULATORY PROCEEDINGS.

Natural Gas General Rate Case The Company filed a natural gas general rate case in Washington in June 1997 seeking an overall natural gas price increase of $7.9 million to offset increases in the cost of maintaining and operating the Company's natural gas distribution system. The proposed price increases are not likely to go into effect until early 1998.

Power Cost Adjustment The Company filed a proposal with the IPUC to extend an existing 2.344% power cost adjustment rebate for 12 months. The rebate, which was originally intended to expire on August 31, 1997, would instead expire on August 31, 1998.

More Options for Power Services In February, the Company filed with the WUTC and the IPUC an experimental More Options for Power Services (MOPS) tariff to allow residents and businesses in the towns of Odessa and Harrington, Washington and approximately 2,800 other randomly selected residential and commercial customers in Washington and Idaho direct access to alternative energy providers. The WUTC and IPUC approved the two-year program, to begin in mid-1997. However, the Company will defer implementation of the random selection portion of the program until some later date due to lack of supplier participation. Two energy suppliers are currently in the process of marketing to the customers in Odessa and Harrington. It is unlikely that any

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


alternative service will occur before early September. The program costs and margin losses associated with this program are not expected to have a material impact of the Company's financial condition or results of operations.


ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:


                                                          12 Months Ended
                                                     June 30,           December 31,
                                                       1997                 1996
                                                   --------------      --------------
    Ratio of Earnings to Fixed Charges                 3.56 (x)           2.97 (x)
    Ratio of Earnings to Fixed Charges and
        Preferred Dividend Requirements                3.06 (x)           2.50 (x)


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

    (b)    Reports on Form 8-K.

           Dated June 25, 1997, regarding the income tax recovery the Company received from the Internal Revenue Service.

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



                                       THE WASHINGTON WATER POWER COMPANY
                                       ----------------------------------
                                                  (Registrant)


Date:  August 14, 1997                         /s/  J. E. Eliassen
                                             ------------------------
                                                    J. E. Eliassen
                                             Senior Vice President  and
                                               Chief Financial Officer
                                              (Principal Accounting and
                                                  Financial Officer)