Form 10-Q
period 1997-09-30
WASHINGTON WATER POWER CO
filed 1997-11-14
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                               Yes [X]     No [ ]

At October 31, 1997, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                              THE WASHINGTON WATER POWER COMPANY

                                            Index

                                                                                Page No.
                                                                                --------
Part I. Financial Information:

           Item 1.Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  September 30, 1997 and 1996 ..................................    3

               Consolidated Statements of Income - Nine Months Ended
                  September 30, 1997 and 1996 ..................................    4

               Consolidated Balance Sheets - September 30, 1997
                  and December 31, 1996 ........................................    5

               Consolidated Statements of Capitalization - September 30, 1997
                  and December 31, 1996 ........................................    6

               Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 1997 and 1996 ..................................    7

               Schedule of Information by Business Segments - Three Months Ended
                  September 30, 1997 and 1996 ..................................    8

               Schedule of Information by Business Segments - Nine Months Ended
                  September 30, 1997 and 1996 ..................................    9

               Notes to Consolidated Financial Statements ......................   10

           Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...................   14

Part II.   Other Information:

           Item 5.Other Information ............................................   19

           Item 6.Exhibits and Reports on Form 8-K .............................   20

Signature ......................................................................   21

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                          1997          1996
                                                          ----          ----
OPERATING REVENUES ...............................     $ 295,076      $ 219,751
                                                       ---------      ---------

OPERATING EXPENSES:
  Operations and maintenance .....................       211,947        135,804
  Administrative and general .....................        24,606         19,322
  Depreciation and amortization ..................        16,764         18,070
  Taxes other than income taxes ..................        12,052         10,928
                                                       ---------      ---------
    Total operating expenses .....................       265,369        184,124
                                                       ---------      ---------

INCOME FROM OPERATIONS ...........................        29,707         35,627
                                                       ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense ...............................       (16,545)       (16,895)
  Net gain on subsidiary transactions ............         7,756          6,850
  Merger-related expenses ........................            --           (303)
  Other income (deductions)-net ..................           572             57
                                                       ---------      ---------
    Total other income (expense)-net .............        (8,217)       (10,291)
                                                       ---------      ---------

INCOME BEFORE INCOME TAXES .......................        21,490         25,336

INCOME TAXES .....................................         8,253          6,972
                                                       ---------      ---------

NET INCOME .......................................        13,237         18,364

DEDUCT-Preferred stock dividend requirements .....           979          1,792
                                                       ---------      ---------

INCOME AVAILABLE FOR COMMON STOCK ................     $  12,258      $  16,572
                                                       =========      =========

Average common shares outstanding (thousands) ....        55,960         55,960

EARNINGS PER SHARE OF COMMON STOCK ...............     $    0.22      $    0.30

Dividends paid per common share ..................     $    0.31      $    0.31

















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                          1997           1996
                                                         ------         ------
OPERATING REVENUES ...............................     $ 815,361      $ 663,655
                                                       ---------      ---------

OPERATING EXPENSES:
  Operations and maintenance .....................       526,589        367,438
  Administrative and general .....................        70,673         57,268
  Depreciation and amortization ..................        51,684         53,345
  Taxes other than income taxes ..................        38,049         37,643
                                                       ---------      ---------
    Total operating expenses .....................       686,995        515,694
                                                       ---------      ---------

INCOME FROM OPERATIONS ...........................       128,366        147,961
                                                       ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense ...............................       (49,061)       (47,461)
  Interest on income tax recovery ................        47,338             --
  Net gain on subsidiary transactions ............        11,152         23,914
  Merger-related expenses ........................            --        (15,848)
  Other income (deductions)-net ..................         1,056            179
                                                       ---------      ---------
    Total other income (expense)-net .............        10,485        (39,216)
                                                       ---------      ---------

INCOME BEFORE INCOME TAXES .......................       138,851        108,745

INCOME TAXES .....................................        47,292         39,503
                                                       ---------      ---------

NET INCOME .......................................        91,559         69,242

DEDUCT-Preferred stock dividend requirements .....         4,568          6,199
                                                       ---------      ---------

INCOME AVAILABLE FOR COMMON STOCK ................     $  86,991      $  63,043
                                                       =========      =========

Average common shares outstanding (thousands) ....        55,960         55,960

EARNINGS PER SHARE OF COMMON STOCK ...............     $    1.55      $    1.13

Dividends paid per common share ..................     $    0.93      $    0.93
















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                September 30,   December 31,
                                                                    1997           1996
                                                                -------------   ------------
ASSETS:
PROPERTY:
  Utility plant in service-net ...............................   $2,008,844     $1,951,604
  Construction work in progress ..............................       42,466         38,696
                                                                 ----------     ----------
    Total ....................................................    2,051,310      1,990,300
  Less:  Accumulated depreciation and amortization ...........      630,455        592,424
                                                                 ----------     ----------
    Net utility plant ........................................    1,420,855      1,397,876
                                                                 ----------     ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in exchange power-net ...........................       70,577         75,312
  Non-utility properties and investments-net .................      191,898        149,747
  Other-net ..................................................       24,709         22,670
                                                                 ----------     ----------
    Total other property and investments .....................      287,184        247,729
                                                                 ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents ..................................       23,019          8,211
  Temporary cash investments .................................       21,039         19,709
  Accounts and notes receivable-net ..........................       80,177        148,742
  Materials and supplies, fuel stock and natural gas stored ..       43,408         31,729
  Prepayments and other ......................................       26,712         19,998
                                                                 ----------     ----------
    Total current assets......................................      194,355        228,389
                                                                 ----------     ----------

DEFERRED CHARGES:
  Regulatory assets for deferred income tax ..................      170,954        164,753
  Conservation programs ......................................       54,419         57,703
  Prepaid power purchases ....................................       21,836         30,935
  Unamortized debt expense ...................................       24,309         23,148
  Other-net ..................................................       32,238         26,765
                                                                 ----------     ----------
    Total deferred charges ...................................      303,756        303,304
                                                                 ----------     ----------

    TOTAL ....................................................   $2,206,150     $2,177,298
                                                                 ==========     ==========

CAPITALIZATION AND LIABILITIES:
CAPITALIZATION (See Consolidated Statements of Capitalization)   $1,630,019     $1,590,262
                                                                 ----------     ----------

CURRENT LIABILITIES:
  Accounts payable ...........................................       85,024         95,268
  Taxes and interest accrued .................................       36,195         37,344
  Other ......................................................       60,902         70,873
                                                                 ----------     ----------
    Total current liabilities ................................      182,121        203,485
                                                                 ----------     ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
  Non-current liabilities ....................................       29,536         27,855
  Deferred income taxes ......................................      346,999        312,529
  Other ......................................................       17,475         43,167
                                                                 ----------     ----------
    Total non-current liabilities and deferred credits .......      394,010        383,551
                                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

    Total.....................................................   $2,206,150     $2,177,298
                                                                 ==========     ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                         September 30,     December 31,
                                                                             1997              1996
                                                                         -------------     ------------
COMMON EQUITY:
  Common stock, no par value:  200,000,000 shares authorized;
    55,960,360 shares outstanding...................................     $  594,853        $  594,853
  Note receivable from employee stock ownership plan ...............        (10,203)          (11,009)
  Capital stock expense and other paid in capital...................        (10,135)          (10,112)
  Unrealized investment gain-net....................................          3,536             5,703
  Retained earnings.................................................        166,609           131,301
                                                                         ----------         ---------
      Total common equity...........................................        744,660           710,736
                                                                         ----------         ---------

PREFERRED STOCK-CUMULATIVE:
  10,000,000 shares authorized:
  Not subject to mandatory redemption:
    Flexible Auction Series J; 500 shares outstanding ($100,000
     stated value)                                                               --            50,000
                                                                         ----------         ---------
      Total not subject to mandatory redemption.....................             --            50,000
                                                                         ----------         ---------

  Subject to mandatory redemption:
    $8.625, Series I; 100,000 and 300,000 shares outstanding
      ($100 stated value) ..........................................         10,000            30,000
    $6.95, Series K;  350,000 shares outstanding
      ($100 stated value) ..........................................         35,000            35,000
                                                                         ----------         ---------
      Total subject to mandatory redemption.........................         45,000            65,000
                                                                         ----------         ---------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  TRUST SECURITIES:
    7 7/8%, Series A, due 2037......................................         60,000                --
    Floating Rate, Series B, due 2037...............................         50,000                --
                                                                         ----------         ---------
      Total company-obligated mandatorily redeemable
        preferred trust securities .................................        110,000                --
                                                                         ----------         ---------

LONG-TERM DEBT:
  First Mortgage Bonds:
    7 1/8% due December 1, 2013.....................................         66,700             66,700
    7 2/5% due December 1, 2016.....................................         17,000             17,000
    Secured Medium-Term Notes:
      Series A - 5.95% to 8.06% due 2000 through 2023...............        212,000            227,000
      Series B - 6.24% to 8.25% due 1997 through 2010...............        151,000            141,000
                                                                         ----------          ---------

      Total first mortgage bonds....................................        446,700            451,700
                                                                         ----------          ---------

  Pollution Control Bonds:
    6% Series due 2023..............................................          4,100             4,100


  Unsecured Medium-Term Notes:
    Series A - 7.94% to 9.58% due 1998 through 2007.................         52,500            72,500
    Series B - 6.75% to 8.23% due 1999 through 2023.................        115,000           120,000
                                                                         ----------         ---------
      Total unsecured medium-term notes.............................        167,500           192,500
                                                                         ----------         ---------

  Notes payable (due within one year) to be refinanced..............         74,000            85,000
  Other.............................................................         38,059            31,226
                                                                         ----------         ---------
      Total long-term debt..........................................        730,359           764,526
                                                                         ----------         ---------

TOTAL CAPITALIZATION................................................     $1,630,019        $1,590,262
                                                                         ==========        ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                   1997            1996
                                                                 -------         ------
OPERATING ACTIVITIES:
  Net income .................................................   $  91,559    $  69,241
  NON-CASH REVENUES AND EXPENSES
    INCLUDED IN NET INCOME:
    Depreciation and amortization ............................      51,684       53,345
    Provision for deferred income taxes ......................      36,128        6,140
    Allowance for equity funds used during construction ......        (960)        (567)
    Power and natural gas cost deferrals and amortization ....     (14,626)       5,510
    Deferred revenues and other-net ..........................     (12,885)       7,560
    (Increase) decrease in working capital components:
      Receivables and prepaid expenses-net ...................      45,909        6,139
      Materials & supplies, fuel stock and natural gas stored       (9,401)       6,275
      Payables and other accrued liabilities .................      (7,485)       1,890
      Other-net ..............................................      13,743        8,365
                                                                 ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................     193,666      163,898
                                                                 ---------    ---------

INVESTING ACTIVITIES:
  Construction expenditures (excluding AFUDC-equity funds) ...     (62,489)     (60,804)
  Other capital requirements .................................      (7,392)        (590)
  (Increase) decrease in other noncurrent balance sheet
    items-net ................................................      14,590       15,244
  Assets acquired and investments in subsidiaries ............     (35,478)     (29,016)
                                                                 ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ........................     (90,769)     (75,166)
                                                                 ---------    ---------

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings ...............     (11,000)      12,000
  Proceeds from issuance of preferred trust securities .......     110,000           --
  Proceeds from issuance of long-term debt ...................      15,000           --
  Repurchase and maturity of long-term debt ..................     (45,000)     (35,000)
  Redemption of preferred stock ..............................     (70,000)     (20,000)
  Sale of common stock-net ...................................         805          720
  Other-net ..................................................     (30,737)      15,539
                                                                 ---------    ---------
NET FINANCING ACTIVITIES BEFORE CASH DIVIDENDS ...............     (30,932)     (26,741)
     Less cash dividends paid ................................     (57,157)     (58,152)
                                                                 ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES ........................     (88,089)     (84,893)
                                                                 ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .........      14,808        3,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............       8,211        5,164
                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $  23,019    $   9,003
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest .................................................   $  45,397    $  39,898
    Income taxes .............................................   $  51,393    $  32,668
  Non-cash financing and investing activities ................   $   2,519    $  42,762


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                     1997           1996
                                                     ----           ----
OPERATING REVENUES:
  Energy Delivery ............................   $    69,980    $    71,487
  Generation and Resources ...................       135,141        106,692
  National Energy Trading and Marketing ......        49,535            102
  Non-energy .................................        41,298         41,470
  Intersegment eliminations ..................          (878)            --
                                                 -----------    -----------
    Total operating revenues .................   $   295,076    $   219,751
                                                 ===========    ===========

OPERATIONS AND MAINTENANCE EXPENSES:
  Energy Delivery:
    Natural gas purchased for resale .........   $    13,633    $    13,388
    Other ....................................        14,459         15,815
  Generation and Resources:
    Purchased power ..........................        86,278         49,740
    Fuel for generation ......................         9,851         13,902
    Other ....................................        12,025         11,216
  National Energy Trading and Marketing:
    Cost of sales ............................        46,633             --
    Other ....................................           663            152
  Non-energy .................................        29,283         31,591
  Intersegment eliminations ..................          (878)            --
                                                 -----------    -----------
    Total operations and maintenance expenses    $   211,947    $   135,804
                                                 ===========    ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Energy Delivery ............................   $    10,774    $    11,551
  Generation and Resources ...................         4,115          4,021
  National Energy Trading and Marketing ......         3,458            405
  Non-energy .................................         6,259          3,345
                                                 -----------    -----------
    Total administrative and general expenses    $    24,606    $    19,322
                                                 ===========    ===========

DEPRECIATION AND AMORTIZATION:
  Energy Delivery ............................   $     8,095    $     8,427
  Generation and Resources ...................         6,106          7,027
  National Energy Trading and Marketing ......           122             --
  Non-energy .................................         2,441          2,616
                                                 -----------    -----------
    Total administrative and general expenses    $    16,764    $    18,070
                                                 ===========    ===========

INCOME/(LOSS) FROM OPERATIONS:
  Energy Delivery ............................   $    14,537    $    14,099
  Generation and Resources ...................        13,932         18,307
  National Energy Trading and Marketing ......        (1,292)          (455)
  Non-energy .................................         2,530          3,676
                                                 -----------    -----------
    Total income from operations .............   $    29,707    $    35,627
                                                 ===========    ===========

INCOME AVAILABLE FOR COMMON STOCK:
  Energy Delivery and Generation and Resources   $     6,821    $    10,492
  National Energy Trading and Marketing ......        (1,097)          (296)
  Non-energy .................................         6,534          6,376
                                                 -----------    -----------
    Total income available for common stock ..   $    12,258    $    16,572
                                                 ===========    ===========

ASSETS: (1996 amounts at December 31)
  Energy Delivery ............................   $ 1,015,318    $ 1,014,451
  Generation and Resources ...................       631,621        683,599
  Other utility ..............................       256,298        223,379
  National Energy Trading and Marketing ......        42,157            899
  Non-energy .................................       260,756        254,970
                                                 -----------    -----------
    Total assets .............................   $ 2,206,150    $ 2,177,298
                                                 ===========    ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE)
  Energy Delivery.............................   $    21,562    $    21,262
  Generation and Resources....................         3,187          2,115
  National Energy Trading and Marketing.......         2,306             --
  Non-energy..................................         3,802            454
                                                 -----------    -----------
    Total capital expenditures................   $    30,857    $    23,831
                                                 ===========    ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                     1997          1996
                                                     ----          ----
OPERATING REVENUES:
  Energy Delivery ............................   $   267,010    $   266,171
  Generation and Resources ...................       381,334        290,436
  National Energy Trading and Marketing ......        51,610            102
  Non-energy .................................       116,353        106,946
  Intersegment eliminations ..................          (946)            --
                                                 -----------    -----------
    Total operating revenues .................   $   815,361    $   663,655
                                                 ===========    ===========

OPERATIONS AND MAINTENANCE EXPENSES:
  Energy Delivery:
    Natural gas purchased for resale .........   $    63,566    $    63,457
    Other ....................................        43,160         45,381
  Generation and Resources:
    Purchased power ..........................       223,042        115,837
    Fuel for generation ......................        25,494         27,610
    Other ....................................        39,121         34,733
  National Energy Trading and Marketing:
    Cost of sales ............................        48,136             --
    Other ....................................         1,634            371
  Non-energy .................................        83,314         80,049
  Intersegment eliminations ..................          (878)            --
                                                 -----------    -----------
    Total operations and maintenance expenses    $   526,589    $   367,438
                                                 ===========    ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
  Energy Delivery ............................   $    36,457    $    35,334
  Generation and Resources ...................        13,137         11,605
  National Energy Trading and Marketing ......         6,052            712
  Non-energy .................................        15,027          9,617
                                                 -----------    -----------
    Total administrative and general expenses    $    70,673    $    57,268
                                                 ===========    ===========

DEPRECIATION AND AMORTIZATION:
  Energy Delivery ............................   $    24,311    $    25,359
  Generation and Resources ...................        19,167         20,944
  National Energy Trading and Marketing ......           181             --
  Non-energy .................................         8,025          7,042
                                                 -----------    -----------
    Total administrative and general expenses    $    51,684    $    53,345
                                                 ===========    ===========

INCOME/(LOSS) FROM OPERATIONS:
  Energy Delivery ............................   $    71,528    $    68,169
  Generation and Resources ...................        53,356         71,234
  National Energy Trading and Marketing ......        (4,398)          (982)
  Non-energy .................................         7,948          9,540
  Intersegment eliminations ..................           (68)            --
                                                 -----------    -----------
    Total income from operations .............   $   128,366    $   147,961
                                                 ===========    ===========

INCOME AVAILABLE FOR COMMON STOCK:
  Energy Delivery and Generation and Resources   $    79,037    $    44,153
  National Energy Trading and Marketing ......        (3,092)          (638)
  Non-energy .................................        11,046         19,528
                                                 -----------    -----------
    Total income available for common stock ..   $    86,991    $    63,043
                                                 ===========    ===========

ASSETS: (1996 amounts at December 31)
  Energy Delivery ............................   $ 1,015,318    $ 1,014,451
  Generation and Resources ...................       631,621        683,599
  Other utility ..............................       256,298        223,379
  National Energy Trading and Marketing ......        42,157            899
  Non-energy .................................       260,756        254,970
                                                 -----------    -----------
    Total assets .............................   $ 2,206,150    $ 2,177,298
                                                 ===========    ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
  Energy Delivery ............................   $    53,751    $    53,873
  Generation and Resources ...................         7,228          4,925
  National Energy Trading and Marketing ......         2,666            --
  Non-energy .................................         5,093          1,603
                                                 -----------    -----------
    Total assets .............................   $    68,738    $    60,401
                                                 ===========    ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ALLOCATION OF REVENUES AND EXPENSES FOR REPORTING BUSINESS SEGMENTS

A portion of the utility's revenues and expenses have been allocated between the two business segments in order to report results of operations by the individual lines of business - (1) Energy Delivery and (2) Generation and Resources. The Energy Delivery business reports the results of the Company's transmission and distribution services for retail electric operations and all natural gas operations. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results for the Generation and Resources line of business. The results of all natural gas operations are included in the Energy Delivery line of business, since natural gas trackers allow natural gas costs to pass through within that line of business without the commodity prices having an income effect. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas commodity trading and wholesale marketing primarily to other utilities and power brokers in the western United States. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. The Non-energy business is conducted primarily by Pentzer, which is the parent company to the majority of the Company's Non-energy businesses. All intersegment transactions between the Company and its subsidiaries have been eliminated.

The business segment information from prior periods has been reclassified to conform to the current period presentation. The reporting of business segment results has been reclassified to reflect the way the Company is now doing business, as was discussed in the 1996 Form 10-K.


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

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that the Trust has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Company's Consolidated Statements of Capitalization reflect only the $60 million and $50 million of Preferred Trust Securities.

In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission for authorization to issue up to and including $250 million of debt securities.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are parties to various legal claims, actions and complaints. Although the Company cannot predict with certainty whether or not it will ultimately be successful in these legal proceedings, management believes that as of this time, it has adequately reserved for any potential liabilities and that the ultimate

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

outcome of all the claims and actions should not have a material adverse effect on the Company's consolidated operations, financial condition or liquidity. For information about specific legal proceedings involving the Company or its subsidiaries, reference is made to the Company's 1996 Form 10-K. To-date, there have been no material developments since that report was issued, with the exception of the following matters.

A proposed settlement agreement was reached related to Firestorm litigation as discussed in the 1996 10-K. The settlement agreement is subject to court approval, which is likely to occur in 1997. If approved in Spokane Superior Court, the settlement agreement would resolve all claims pending against the Company. The Company's portion of the proposed settlement is $10.3 million, with all but $1.2 million being covered by insurance proceeds. The Company recorded the $1.2 million liability during the third quarter of 1997.

The Oil Spill Clean-up Action Plan discussed in the 1996 Form 10-K is underway. The Company has reached settlement with one of the two insurance carriers, and has commenced a declaratory judgment against the other in Spokane Superior Court in order to receive a judicial determination of the scope and extent of coverage by the remaining carrier.

On August 19, 1997, a class action lawsuit was filed in the Superior Court of Spokane County against Itron, Inc. (Itron), and certain named individuals, as well as the Company, alleging violation of the Washington State Securities Act, the Washington Consumer Protection Act, and negligent misrepresentation. It is alleged that the Company was a controlling person of Itron by virtue of its ownership, at one time, of approximately 12% of the outstanding shares of Itron, and knew or should have known of the alleged false or misleading statements relating to the development of Itron's fixed network meter reading systems and the market therefor. This action has been temporarily stayed pending the determination of certain legal issues in a similar case filed in the U.S. District Court for the Eastern District of Washington, involving similar facts and circumstances, but which did not otherwise name the Company as a defendant.

The Company is participating with the Washington State Department of Transportation in an environmental study relating to the former Spokane Natural Gas Plant site (which was operated as a coal gasification plant for approximately 60 years) acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. At this time, the Company and other participants in the environmental study are in the process of determining the specific nature and extent of the contamination, and any necessary remedial action, as well as the cost thereof.


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

The Company entered into settlement agreements with the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission
(IPUC) in 1987 and 1988 providing for the recovery through retail prices of approximately 60% of the Company's $195 million investment in WNP3. As a result of these agreements, customers have been and will continue to receive the tax benefits relating to the recoverable portion of WNP3 over the recovery periods specified in the settlement agreements. The settlement agreements resulted in a write-off of approximately $75 million of the Company's WNP3 investment, with the entire write-off charged to shareholders. The tax recovery and related accrued interest from the IRS will flow through to the benefit of shareholders. The cash was used to fund new business investment, including growth opportunities in national energy markets, and will reduce the need for issuance of long-term debt during 1997.


NOTE 5.  ACQUISITIONS AND DISPOSITIONS

In May 1997, Pentzer Corporation (Pentzer) sold its interest in Safety Speed Cut, resulting in a gain of approximately $2.0 million, net of taxes. In July 1997, Pentzer acquired two new companies - Target Woodworks, Inc., a Florida-based company, and White Plus, a California-based company. In September 1997, Pentzer acquired Proco Wood Products, a Minnesota-based company. All three companies provide point-of-purchase and in-store merchandising services. For information related to acquisitions and affiliations by the Company's subsidiary, Avista Energy, see Note 6 below.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTE 6.  NATIONAL ENERGY TRADING AND MARKETING

Avista Energy, Inc. (Avista Energy), the Company's national energy trading and marketing company, began trading in the third quarter of 1997. Avista
Energy has and intends to continue to develop alliances and partnerships in various areas of the country in order to market electric and natural gas commodities and services as states provide open access to their retail markets. Avista Energy has formed an alliance with Mock Energy Services, California's largest natural gas marketer. Avista Energy has also formed a joint venture with Energy West Incorporated, a diversified energy and retail propane company in Montana.

In addition, Avista Energy formed an alliance with Chelan County Public Utility District (Chelan PUD), located in Washington state, under which Avista Energy and Chelan PUD are jointly marketing a significant portion of Chelan PUD's hydroelectric resources to other utilities throughout the Western United States and began assisting with the real-time scheduling of such output beginning in August 1997. On October 20, 1997, a complaint for declaratory and injunctive relief was filed in Chelan County Superior Court in order to determine whether the joint marketing and real-time scheduling efforts of Chelan PUD and Avista Energy are within Chelan PUD's lawful authority to undertake.

Effective August 1, 1997, Howard Energy Marketing, which serves customers in the upper Midwest and Northeast United States, and Avista Energy formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company in which Avista Energy has a 50% ownership. Avista Energy's initial equity investment in Howard/Avista was $25 million. The investment in Howard/Avista is accounted for using the equity method of accounting. Under this method, equity in the net income or losses of Howard/Avista is reflected in Other Income (Deductions)-net on the accompanying Consolidated Statements of Income for the periods ended September 30, 1997. The net investment in the net assets of Howard/Avista is included in Non-utility Properties and Investments-net on the accompanying Consolidated Balance Sheets at September 30, 1997.

The following selected financial information for Howard/Avista reflects that company's total financial position and operating results as of and for the two months ended September 30, 1997:

RESULTS OF OPERATIONS   (thousands of dollars)

                                                  Two months ended
                                                 September 30, 1997
                                                 ------------------
           Revenues                                 $   268,998
           Expenses                                     267,488
                                                    -----------
           Net Income                               $     1,510
                                                    ===========
           Avista Energy's equity in earnings
                  of Howard/Avista Energy LLC              $755


FINANCIAL POSITION   (thousands of dollars)

                                                 September 30, 1997
                                                 ------------------
           Current Assets                             $ 250,068
           Other Assets                                   1,351
                                                      ---------
           Total Assets                               $ 251,419
                                                      =========
           Current Liabilities                        $ 199,753
           Other Liabilities                                154
           Equity                                        51,512
                                                      ---------
           Total Liabilities                          $ 251,419
                                                      =========
           Avista Energy's equity investment
                  in Howard/Avista Energy LLC         $  25,000


NOTE 7.  RISK MANAGEMENT AND  DERIVATIVE FINANCIAL INSTRUMENTS

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and customer and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes derivatives and other financial instruments, and has established risk management policies for these risks for each area of the Company's energy-related business. The Company is in the process of implementing procedures to manage such risk and has established a comprehensive risk management committee separate from the units that create such risk exposure, (overseen by the Audit Committee of the Company's Board of Directors) to monitor compliance with the Company's risk management policies and procedures.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

The Company protects itself against price fluctuations on electric energy and natural gas by back-to-back purchases and sales, and the use of derivatives and other financial instruments for hedging purposes. Most transactions are "at market", either through short-term spot purchases and sales or through longer term contracts with month-to-month index pricing. The Company also enters into term contracts requiring fixed price purchases or sales during future periods. These contracts are either offset with physical purchases or sales or with derivatives accounted for as hedges. The derivatives are not held for trading purposes. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses. If the hedged item is sold, the value of the derivative is recognized in income. Gains and losses related to derivative financial instruments which qualify as hedges are recognized in the Consolidated Statements of Income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased and purchased power expense). At September 30, 1997, the commodity hedge agreements outstanding were immaterial.

NATIONAL ENERGY TRADING AND MARKETING

Avista Energy markets power and energy services to other utilities and wholesale power marketers by entering into contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy engages in the trading of financial instruments, such as forwards, futures, swaps and options, and therefore experiences net open positions in terms of price, volume and specified delivery point. The open position exposes Avista Energy to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require daily reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments Avista Energy may trade to those related to electricity and natural gas commodities. In addition to trading activities, Avista Energy may also hold and issue financial instruments, such as futures, swaps and options, to reduce its exposure to market fluctuations in the price and transportation costs of the natural gas and electric power marketed.

Because Avista Energy engages in the trading of such financial instruments, it is subject to mark-to-market accounting, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. Under the mark-to-market method, an allowance is recorded currently for net aggregate gains or losses of the entire portfolio resulting from the effect of market changes on the net open positions. The net mark-to-market allowance was immaterial to Avista Energy's results of operations and financial position as of September 30, 1997. Gains and losses on derivatives utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included on the Consolidated Statements of Income in operating revenues or expenses (cost of sales), as appropriate, and on the Consolidated Balance Sheets as other assets or liabilities for the National Energy Trading and Marketing business segment.

MARKET RISK

Avista Energy manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by its Board of Directors. Market risks are monitored by the risk management committee to ensure compliance with Avista Energy's stated risk management policies. Avista Energy measures the risk in its portfolio on a daily basis in accordance with risk methodologies established by the risk management committee. The quantification of market risk provides a consistent measure of risk across diverse energy markets and products.

CREDIT RISK

Credit risk relates to the risk of loss that would occur as a result of nonperformance by customers or counterparties pursuant to the terms of their contractual obligations. New York Mercantile Exchange (NYMEX, or the Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions, the Company and Avista Energy are exposed to credit risk in the event of nonperformance by customers or counterparties. The concentration of counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, the Company and Avista Energy maintain credit policies with regard to its customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers' and counterparties' financial condition and credit rating, collateral requirements, such as letters of credit or parent company guarantees, under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. The Company and Avista Energy maintain credit reserves based on management's evaluation of the credit risk of the overall portfolio.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The regional utility portion of the Company consists of two lines of business which are subject to state and federal price regulation --
(1) Energy Delivery and (2) Generation and Resources (which was reported in the 1996 Form 10-K and subsequent interim reports as the Energy Trading line of business). The national businesses are conducted under Avista Corp., which is the parent company to the Company's subsidiaries. The business segment information from prior periods has been reclassified to conform to the current period presentation. The reporting of business segment results has been reclassified to reflect the way the Company is now doing business, as was discussed in the 1996 Form 10-K.

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all natural gas operations, and other energy products and services. Usage by retail customers varies from year to year primarily as a result of weather conditions, customer growth, the economy in the Company's service area, conservation efforts, appliance efficiency and other technology.

The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas commodity trading and wholesale marketing primarily to other utilities and power brokers in the western United States. Commodity trading involves short-term sales and purchases of energy, such as next hour, next day and monthly blocks of energy; wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Revenues and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region, marginal fuel prices and the demand for power in other areas of the country. Other factors affecting the wholesale power market include an increasing number of power brokers and marketers, lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts, and competition from low cost generation being developed by independent power producers.

Avista Corp. owns the Company's National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. Previously the results of these two companies, which were primarily start-up costs, were included in the utility's Energy Trading line of business. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Energy's business is affected by several factors, including the demand for and availability of power throughout the United States, an increasing number of power brokers and marketers, lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts, marginal fuel prices and competition from low cost generation being developed by independent power producers. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing and resource accounting. The Non-energy business is conducted primarily by Pentzer, which is the parent company to the majority of the Company's Non-energy businesses.


RESULTS OF OPERATIONS


OVERALL OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Third quarter 1997 net income available for common stock was $12.3 million, a $4.3 million decrease from 1996 third quarter net income of $16.6 million. The decrease in earnings was primarily the result of reduced margins from Generation and Resources wholesale operations and start-up costs associated with the Company's national energy businesses.

Overall earnings per share for the third quarter of 1997 decreased to $0.22 from $0.30 in 1996. Utility operations (Energy Delivery and Generation and Resources) contributed $0.12 to earnings per share for the third quarter of 1997 compared to $0.19 in the third quarter of 1996. National Energy Trading and Marketing, which began operations in July 1997, realized a loss of $0.02 per share for the third quarter of 1997, primarily due to start-up costs, compared to zero contribution in the third quarter of 1996. Non-energy operations contributed $0.12 to earnings per share for the third quarter of 1997 compared to $0.11 in the same period in 1996.

During the third quarter of 1996, the Company recorded a $2.6 million tax benefit as a result of resolution of prior years' tax audit issues. The preferred stock dividend decreased by $0.8 million in the third quarter of 1997, respectively, from 1996 due to the redemption of $20 million in Preferred Stock, Series I in June 1997 and the redemption of the entire $50 million Flexible Auction Preferred Stock, Series J in August 1997. These securities were redeemed with a portion of the proceeds of the Preferred Trust Securities which were issued in January and June 1997. Distributions for the Preferred Trust Securities are included in Interest Expense on the Consolidated

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Statements of Income. (See Note 2. of Notes to Financial Statements and Liquidity and Capital Resources for additional information.)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income available for common stock for the first nine months of 1997 was $87.0 million, a $24.0 million increase from net income of $63.0 million during the first nine months of 1996. The increase in earnings was primarily the result of an income tax recovery which resulted in a $41.4 million, or $0.74 per share, increase in after-tax income during the second quarter of 1997 (see Note 4 of Notes to Financial Statements for additional information) and the expensing of $10.3 million after-tax, or $0.18 per share, in merger costs in the 1996 period. The 1996 results also included a $10.8 million transactional gain, net of tax and other adjustments, from the sale of property held for sale by one of Pentzer's subsidiaries.

Overall earnings per share for the first nine months of 1997 increased to $1.55 from $1.13 in 1996. Utility operations (Energy Delivery and Generation and Resources) contributed $1.41 to earnings per share for the first nine months of 1997 compared to $0.79 in the first nine months of 1996. The increase in earnings per share from the income tax recovery was partially offset by several non-operating and operating accruals and accounting adjustments, as well as decreased operating income from the Generation and Resources line of business. National Energy Trading and Marketing operations realized a loss of $0.06 per share for the first nine months of 1997 compared to a loss of $0.01 per share in the same period in 1996, primarily as a result of start-up costs in both periods. Non-energy operations contributed $0.20 to earnings per share for the first nine months of 1997 compared to $0.35 in the same period in 1996. The decrease in non-energy earnings was primarily the result of a $10.8 million transactional gain ($0.19 per share), net of tax and other adjustments, from the sale of property in the first quarter of 1996.

Other income (deductions) for the first nine months of 1997 included $47 million in interest income on the income tax recovery, which was partially offset by several non-operating accruals and accounting adjustments. Income taxes increased $7.8 million in the first nine months of 1997 over 1996 primarily due to the taxes on the interest income received as a part of the income tax recovery, partially offset by an $11.4 million income tax benefit associated with the income tax recovery. During the third quarter of 1996, the Company recorded a $2.6 million tax benefit as a result of resolution of prior years' tax audit issues. The year-to-date 1997 income taxes were also partially offset by first quarter 1997 adjustments related to revised estimates on certain tax issues. The preferred stock dividend decreased $1.6 million in the first nine months of 1997 from 1996 due to the redemption of $20 million in Preferred Stock, Series I in June 1997 and the redemption of the entire $50 million Flexible Auction Preferred Stock, Series J in August 1997. These securities were redeemed with a portion of the proceeds of the Preferred Trust Securities which were issued in January and June 1997. (See Note 2. of Notes to Financial Statements and Liquidity and Capital Resources for additional information.)


ENERGY DELIVERY

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Energy Delivery income from operations increased $0.4 million, or 3%, in the third quarter of 1997 over the same period in 1996. The increase was due to lower operating costs, partially offset by decreased retail electric and natural gas revenues. Energy Delivery's operating revenues and expenses decreased $1.5 million and $1.9 million, respectively, during the third quarter of 1997 as compared to 1996.

Retail electric revenues decreased $1.3 million in the third quarter of 1997 compared to the same period in 1996, primarily as a result of decreased customer usage due to weather, particularly during the month of September. In September 1996, temperatures were 26% colder than normal, which increased the heating load. In September 1997, the weather was 48% warmer than normal, resulting in very little heating load. There was no material change in total natural gas revenues between the two periods.

Other operating and maintenance costs decreased $1.4 million in the third quarter of 1997 from 1996, primarily as a result of a $1.1 million reduction in expenses associated with the Idaho Power Cost Adjustment (PCA), which allows the Company to change prices to recover or rebate a portion of the difference between actual and allowed net power supply costs.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Energy Delivery income from operations increased $3.4 million, or 5%, in the first nine months of 1997 over the same period in 1996. The increase was due to increased transmission revenues, a rate settlement, customer growth and lower operating expenses. Energy Delivery's operating revenues increased $0.8 million and expenses decreased $2.5 million, respectively, during the first nine months of 1997 compared to 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Retail electric revenues increased $1.5 million in the first nine months of 1997 compared to 1996, due to a $3.3 million increase in transmission revenues as a result of increased wholesale electric sales, partially offset by decreased retail sales due to weather which was 4% warmer year-to-date in 1997, compared to 11% colder than normal in the same period in 1996. There was no material change in total natural gas revenues between the two periods.

Other operating and maintenance expenses decreased $2.2 million, primarily due to a $2.3 million reduction in expenses associated with the PCA. Administrative and general expenses increased $1.1 million in the first nine months of 1997 compared to 1996, due primarily to accruals related to employee compensation and higher regulatory fees, partially offset by non-recurring expenses in 1996.


GENERATION AND RESOURCES

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Generation and Resources income from operations decreased $4.4 million, or 24%, in the third quarter of 1997 from the same period in 1996. The decrease was due to the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts and higher transmission expenses due to increased sales. Generation and Resources operating revenues and expenses increased $28.4 million and $32.8 million, respectively, during the third quarter of 1997 as compared to 1996.

Generation and Resources revenues increased primarily as a result of increased short-term sales. During the third quarter of 1997, there was a significant shift in product mix between short- and long-term sales. Revenues from long-term sales, typically with higher margins, decreased $7.0 million in the third quarter of 1997 as compared to 1996, while revenues from short-term sales, typically with smaller margins, increased $36.9 million during the same period. Total sales volumes during the third quarter of 1997 increased 41% from the same period in 1996. Long-term sales volumes decreased 0.2 million mwhs, or 19%, while short-term sales increased 1.6 million mwhs, or 76%.

Commitments under new long-term wholesale sales contracts and increased short-term sales, combined with increased costs under some long-term purchased power contracts, resulted in a $36.5 million increase in electric purchased power expense in the third quarter of 1997 over 1996, which accounts for the majority of the increase in Generation and Resources' operating expenses. Fuel expense decreased $4.1 million in the third quarter of 1997 from 1996, due to economic dispatch as hydroelectric generation was 16% higher than in the same period of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Generation and Resources income from operations decreased $17.9 million, or 25%, in the first nine months of 1997 from the same period in 1996. The decrease was due to the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts, lower hydroelectric generation and higher transmission expenses. Generation and Resources operating revenues and expenses increased $90.9 million and $108.8 million, respectively, during the first nine months of 1997 compared to 1996.

Generation and Resources revenues increased due to new power contracts for long-term wholesale electric service and increased short-term sales. Over the first nine months of 1997, there was a significant shift in product mix between short- and long-term sales as compared to the first nine months of 1996. Revenues from long-term sales increased $9.2 million in the first nine months of 1997 over 1996, while revenues from short-term sales increased $82.5 million during the same period. Total sales volumes during the first nine months of 1997 increased 62% over the same period in 1996. Long-term sales volumes increased
0.1 million mwhs, or 1%, while short-term sales increased by 4.8 million mwhs, or 106%.

Purchased power expense increased $107.2 million, or 93%, in the first nine months of 1997 over 1996, which accounts for the majority of the year-to-date increase in Generation and Resources operating expenses. During the first nine months of 1997, hydroelectric generation was 7% below that of the same period of 1996. Fuel costs decreased $2.1 million in the first nine months of 1997 compared to 1996 due to decreased generation at thermal plants in the third quarter of 1997. Other operating and maintenance expenses increased $4.4 million in the first nine months of 1997 from the same period in 1996. Transmission expenses increased $1.3 million in the nine-month period of 1997 over 1996 due to a second quarter $1.1 million accrual related to prior periods and increased wholesale sales. Administrative and general expenses increased $1.5 million in the first nine months of 1997, compared to 1996, due primarily to accruals related to employee compensation and higher regulatory fees, partially offset by non-recurring expenses in 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NATIONAL ENERGY TRADING AND MARKETING

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, and Avista Advantage, the energy services subsidiary. Although both companies began incurring start-up costs during 1996, Avista Energy only became operational in July 1997. National Energy
Trading and Marketing income available for common stock for the third quarter of 1997 was a loss of $1.0 million, which is a $0.7 million decrease from third quarter 1996 earnings. The decrease in 1997 earnings primarily resulted from continued start-up costs, expected customers and revenue streams that did not materialize and a longer than anticipated sales cycle for energy services. National Energy Trading and Marketing operating revenues and expenses increased $49.4 million and $50.3 million, respectively, during the third quarter of 1997 as compared to 1996 primarily as a result of Avista Energy beginning operations in July 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

National Energy Trading and Marketing income available for common stock for the first nine months of 1997 was a loss of $3.1 million, which is a $2.5 million decrease from year-to-date 1996 earnings. The 1997 earnings decrease was primarily due to the same reasons discussed in the quarterly discussion above. National Energy Trading and Marketing operating revenues and expenses increased $51.5 million and $54.9 million, respectively, during the first nine months of 1997 as compared to 1996 primarily as a result of Avista Energy beginning operations in July 1997.


NON-ENERGY

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Non-energy operations primarily reflect the results of Pentzer. Non-energy income available for common stock for the third quarter of 1997 was $6.5 million, compared to third quarter 1996 earnings of $6.4 million. Transactional earnings in the third quarter of 1997 exceeded 1996 by $0.6 million. Non-transactional income from portfolio companies in the third quarter of 1997 was lower than 1996 by $0.5 million. Non-energy operating revenues decreased $0.2 million and expenses increased $1.0 million during the third quarter of 1997, as compared to 1996, primarily as a result of acquisitions and increased business activity from Pentzer's portfolio companies. Income from operations totaled $2.5 million, which was a $1.1 million decrease in 1997 from 1996. This decrease in earnings primarily reflects the sale of a portfolio company by Pentzer and decreased business activities at several companies.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Non-energy income available for common stock for the first nine months of 1997 was $11.0 million, which is an $8.5 million decrease from earnings in the same period in 1996. The 1996 earnings primarily resulted from a transactional gain totaling $10.8 million, net of taxes and other adjustments, recorded by Pentzer as a result of the sale of property by one of its subsidiary companies. The 1997 earnings include a transactional gain of $2.0 million, net of taxes, from the sale of a portfolio company. Non-transactional earnings from portfolio companies in 1997 were down slightly from 1996. Non-energy operating revenues and expenses increased $9.4 million and $11.0 million, respectively, during the first nine months of 1997 as compared to 1996, primarily as a result of acquisitions and increased business activity from Pentzer's portfolio companies. Income from operations totaled $7.9 million, which was a $1.6 million decrease in 1997 from 1996, primarily due to the sale of a portfolio company by Pentzer and decreased business activities at several companies.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


OVERALL OPERATIONS

Operating Activities Net cash provided by operating activities in the first nine months of 1997 increased by $29.8 million from the same period in 1996 due in large part to the $27.4 million increase in net income from the income tax recovery. Cash from the income tax recovery has been used to fund new business investment, including growth opportunities in national energy markets, and will reduce the need for issuance of long-term debt during 1997. In addition, changes in various working capital components, such as increased payables and decreased receivables, caused cashflows to increase by $20.1 million over the same period of last year. When the effects of non-cash items, such as the increased provision for deferred income taxes from the income tax recovery and adjustments for depreciation and the FAS 109 regulatory asset are removed from net income, there is an additional increase in cash provided by operating activities. Power and natural gas cost deferrals had a negative effect on cashflows for the first nine months of 1997 as a result of PCA rebates in effect in 1997 as compared to surcharges in effect during the first nine months of 1996, increased natural gas prices during the first part of 1997 and reduced prices paid by natural gas customers in the current year. Deferred revenues and other-net caused year-to-date cashflows in 1997 to decrease due to a contract buyout which occurred as a result of a power transaction.

Investing Activities Net cash used in investing activities totaled $90.8 million in the first nine months of 1997 compared to $75.2 million in the same period in 1996. Cash used in investing activities was higher during 1997 than 1996 due primarily to the Company's investment in subsidiaries, and Pentzer's and other subsidiaries' subsequent investments in, and acquisitions of, other companies. Cash used in investing activities during the first nine months of 1996 resulted from the establishment of trusts totaling $10.8 million for postretirement medical benefits and coal mining reclamation costs and the $8.2 million net effect on cash flows of transactions related to the sale of property by Pentzer. Pentzer received a promissory note for a portion of the sale price of an industrial park in the first quarter of 1996.

Financing Activities Net cash used in financing activities totaled $88.1 million in the first nine months of 1997 compared to $84.9 million in 1996. Bank borrowings decreased by $11.0 million, preferred stock totaling $70.0 million was redeemed and $45.0 million of long-term debt was repurchased in the first nine months of 1997 with the proceeds of $110 million of Preferred Trust Securities which were issued in January and June of 1997. See Note 2 of Notes to Financial Statements for additional information about these securities. The reduction of $30.7 million in Other-net reflects the repayment of short-term borrowings and long-term debt by Pentzer during 1997, as compared to increasing its borrowings in the first nine months of 1996.


ENERGY DELIVERY AND GENERATION AND RESOURCES

The Company funds its capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Capital expenditures are financed on an interim basis with short-term debt. The Company has $120 million in committed lines of credit, a reduction of $40 million from previous levels. In addition, the Company may borrow up to $60 million through other borrowing arrangements with banks. As of September 30, 1997, $44.0 million was outstanding under the committed lines of credit and $30.0 million was outstanding under the other borrowing arrangements with banks.

In November 1997, the Company filed a Registration Statement with the Securities and Exchange Commission for authorization to issue up to and including $250 million of debt securities.

During the 1997-1999 period, capital expenditures are expected to be $239 million, and, in addition, $138.5 million will be required for long-term debt maturities and repurchases and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide over 100% of the funds needed for its capital expenditure program. External financing will be required to fund a portion of the maturing long-term debt and preferred stock sinking fund requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.


NATIONAL ENERGY TRADING AND MARKETING

At September 30, 1997, the National Energy Trading and Marketing operations had $4.3 million in cash and cash equivalents with $1.4 million in long-term debt outstanding.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NON-ENERGY

The non-energy operations have $79.0 million in short-term borrowing arrangements available ($10.9 million outstanding as of September 30, 1997) to fund corporate requirements on an interim basis. At September 30, 1997, the non-energy operations had $32.7 million in cash and marketable securities with $47.8 million in long-term debt outstanding.

The 1997-1999 non-energy capital expenditures are expected to be $12 million, and $30 million in debt will mature in this period. During the next three years, internally-generated cash and debt obligations are expected to provide the majority of the funds for the non-energy capital expenditure requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, acquisitions or sales of businesses and other transactions.


TOTAL COMPANY

The Company's total common equity increased by $33.9 million during the first nine months of 1997 to $744.7 million, primarily due to a $35.3 million increase in retained earnings. The Company's consolidated capital structure at September 30, 1997, was 45% debt, 9% preferred stock (including the new Preferred Trust Securities) and 46% common equity as compared to 48% debt, 7% preferred stock and 45% common equity at year-end 1996.


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


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.


REGULATORY PROCEEDINGS.

Natural Gas General Rate Case The Company filed a natural gas general rate case with the Washington Utilities and Transportation Commission (WUTC) in June 1997 seeking an overall natural gas price increase of $7.9 million to offset increases in the cost of maintaining and operating the Company's natural gas distribution system. The WUTC has until May 1988 to issue a final order. The proposed price increases are not likely to go into effect until mid-1998.

Natural Gas Tracker Filings The Company filed natural gas trackers in Idaho in November and in Oregon in October requesting overall increases of 15.6% and 8.9%, respectively, due to increases in natural gas commodity prices.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Power Cost Adjustment The Company filed a proposal with the Idaho Public Utilities Commission (IPUC) to extend an existing 2.344% power cost adjustment rebate for 12 months. The rebate, which was originally intended to expire on August 31, 1997, will instead expire on August 31, 1998. The proposal was approved in August.

More Options for Power Services In February, the Company filed with the WUTC and the IPUC an experimental More Options for Power Services (MOPS) tariff to allow residents and businesses in the towns of Odessa and Harrington, Washington and approximately 2,800 other randomly selected residential and commercial customers in Washington and Idaho direct access to alternative energy providers. The WUTC and IPUC approved the two-year program, to begin in mid-1997. However, the Company deferred implementation of the random selection portion of the program until some later date due to lack of supplier participation. Only one alternative energy supplier marketed its services to the customers in Odessa and Harrington and approximately 20% of the eligible customers signed up for this alternative supplier. The program costs and margin losses associated with this program are not expected to have a material impact on the Company's financial condition or results of operations.


ADDITIONAL FINANCIAL DATA.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                            12 Months Ended
                                                   ----------------------------------
                                                   September 30,        December 31,
                                                       1997                 1996
                                                   --------------      --------------
Ratio of Earnings to Fixed Charges                    3.36(x)              2.97(x)

Ratio of Earnings to Fixed Charges and
    Preferred Dividend Requirements                   2.94(x)              2.50(x)

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



                                       THE WASHINGTON WATER POWER COMPANY
                                       ----------------------------------
                                                  (Registrant)





Date:  November 14, 1997                       /s/  J. E. Eliassen
                                            ------------------------
                                                  J. E. Eliassen
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer
                                             (Principal Accounting and
                                                 Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  12      Computation of ratio of earnings to fixed charges and preferred dividend requirements.

  27      Financial Data Schedule.