Form 10-K405
period 1997-12-31
WASHINGTON WATER POWER CO
filed 1998-03-17
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

    (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                          COMMISSION FILE NUMBER 1-3701

                       THE WASHINGTON WATER POWER COMPANY
             (Exact name of Registrant as specified in its charter)

          Washington                                            91-0462470
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1411 East Mission Avenue, Spokane, Washington                     99202-2600
---------------------------------------------                     ----------
  (Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 509-489-0500
                                                            ------------
                         Web site: http://www.wwpco.com


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

7 7/8% Trust Originated Preferred Securities, Series A   New York Stock Exchange

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

                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $1,280,093,235.00, based on the last reported sale price thereof on the consolidated tape on February 28, 1998.

At February 28, 1998, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------

                                                    Part of Form 10-K into Which
               Document                              Document is Incorporated
               --------                              ------------------------
    Proxy Statement to be filed in                     Part III, Items 10, 11,
  connection with the annual meeting                        12 and 13
of shareholders to be held May 14, 1998

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                      INDEX

Item                                                                                   Page
 No.                                                                                    No.
 ---                                                                                    ---
      Acronyms and Terms...........................................................    iii

                                            Part I

1.    Business.....................................................................      1
        Company Overview...........................................................      1
        Energy Delivery............................................................      3
        General....................................................................      3
        Electric Operations........................................................      3
        Natural Gas Operations.....................................................      3
        Natural Gas Resources......................................................      4
        Regulatory Issues..........................................................      4
        Electric Delivery Operating Statistics.....................................      6
        Generation and Resources...................................................      8
        General....................................................................      8
        Electric Requirements......................................................      8
        Electric Resources.........................................................      8
        Hydroelectric Relicensing..................................................      9
        Regulatory Issues..........................................................      9
        Generation and Resources Operating Statistics..............................     10
        National Energy Trading and Marketing......................................     11
        Non-Energy Business........................................................     13
        Industry Restructuring and Legislative Issues..............................     14
        Federal Level..............................................................     14
        State Level................................................................     14
        Experimental Programs......................................................     15
        Environmental Issues.......................................................     16
2.    Properties...................................................................     17
        Energy Delivery............................................................     17
        Generation and Resources...................................................     18
3.    Legal Proceedings............................................................     18
4.    Submission of Matters to a Vote of Security Holders..........................     18

                                           Part II

5.    Market for Registrant's Common Equity and Related Stockholder Matters........     19
6.    Selected Financial Data......................................................     20
7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations .................................................................     21
        Results of Operations......................................................     22
        Liquidity and Capital Resources............................................     26
        Future Outlook.............................................................     28
8.    Financial Statements and Supplementary Data..................................     31
        Independent Auditors' Report...............................................     32
        Financial Statements.......................................................     33
        Notes to Financial Statements..............................................     39
9.    Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ...............................................................       *

                                           Part III

10.   Directors and Executive Officers of the Registrant...........................     57
11.   Executive Compensation.......................................................     58
12.   Security Ownership of Certain Beneficial Owners and Management...............     58
13.   Certain Relationships and Related Transactions...............................     58

                                           Part IV

14.   Financial Statements, Financial Statement Schedules, Exhibits and
       Reports on Form 8-K ........................................................     59
      Signatures...................................................................     60
      Independent Auditors' Consent................................................     61
      Exhibit Index................................................................     62


      * = not an applicable item in the 1997 calendar year for the Company

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

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

Avista Corp.             - Parent company to the Company's non-regulated
                           businesses

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

Energy                   - a measure of the amount of electricity produced from
                           a particular generating source over time

FERC                     - Federal Energy Regulatory Commission

IPUC                     - Idaho Public Utilities Commission

KV                       - Kilovolt - a measure of capacity on transmission
                           lines

KW,KWH                   - Kilowatt, kilowatthour, 1000 watts or 1000 watt hours

MW,MWH                   - Megawatt, megawatthour, 1000 KW or 1000 KWH

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

ITEM 1.  BUSINESS

COMPANY OVERVIEW

The Washington Water Power Company (Company), which was incorporated in the State of Washington in 1889, primarily operates in the electric and natural gas utility businesses. At December 31, 1997, the Company's employees included 1,467 people in its utility operations and approximately 1,751 people in its majority-owned non-regulated businesses (energy and non-energy). The Company's corporate headquarters are in Spokane, Washington (Spokane), which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

Regulatory, economic and technological changes have brought about the accelerating transformation of the electric utility industry from a vertically integrated monopoly to separate market driven businesses. Since 1996, the Company has reorganized its operations to take advantage of the changes in the Company's business environment and to proactively respond to regulatory and structural changes in the industry. The restructuring reinforces the Company's commitment to and advocacy of utility industry deregulation. (See Industry Restructuring and Legislative Issues for additional information).

The Company's utility operations are organized into two lines of business. The Energy Delivery business includes retail electric and natural gas distribution and transmission services. The Generation and Resources business includes generation and production, resource optimization, electric and natural gas commodity trading and wholesale marketing. Both the Energy Delivery and Generation and Resources lines of business are currently conducted by separate business divisions within the Company.

In February 1997, the Company's Board of Directors approved creation of a new subsidiary, Avista Corp. (Avista), which owns all of the Company's non-regulated businesses. Avista was formed to segregate the Company's non-regulated businesses from its regulated businesses and support financing of the non-regulated businesses as they develop and expand. The Company also reorganized by adding a new line of business, National Energy Trading and Marketing. The National Energy Trading and Marketing (energy) business includes Avista Advantage, Inc. (Avista Advantage) and Avista Energy, Inc. (Avista Energy). See Item 1. Business - National Energy Trading and Marketing and Notes 1, 3 and 4 of Notes to Financial Statements for additional information. The non-energy business primarily consists of Pentzer Corporation (Pentzer) which is the parent company to the majority of the Company's non-energy businesses. See Item 1. Business - Non-Energy Business and Notes 1 and 18 of Notes to Financial Statements for additional information.

     [Flow chart showing the 1997 Organizational Structure of the Company]

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

For the twelve months ended December 31, 1997, 1996 and 1995, respectively, the Company derived operating revenues and income/(loss) from operations in the following proportions:

                                                                      Income/(Loss) from
                                         Operating Revenues          Operations (pre-tax)
                                         ------------------          --------------------
                                        1997    1996     1995       1997     1996     1995
                                        ----    ----     ----       ----     ----     ----
Energy Delivery                          29%      40%     50%        60%      48%      57%
Generation and Resources                 39%      45%     38%        34%      45%      36%
National Energy Trading and Marketing    19%       -       -          1%      (1%)      -
Non-Energy                               13%      15%     12%         5%       8%       7%

THE WASHINGTON WATER POWER COMPANY

--------------------------------------------------------------------------------

ENERGY DELIVERY

GENERAL

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

At the end of 1997, retail electric service was supplied to approximately 301,000 customers in eastern Washington and northern Idaho; retail natural gas service was supplied to approximately 251,000 customers in parts of Washington, Idaho, Oregon and California.

The Company expects economic growth to continue in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and attract new businesses to the Inland Northwest. Agriculture, mining and lumber were the primary industries for many years, but health care, education, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. The Company also anticipates strong economic growth to continue in its Oregon service area.

The Company anticipates residential and commercial electric load growth to average approximately 2.1% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.9% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 2.1% growth annually during that same period. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Future Outlook for additional information.

ELECTRIC OPERATIONS

Energy Delivery currently receives all of its electric supply from Generation and Resources. (See Generation and Resources - Electric Resources for additional information.)

Challenges facing the retail electric business include cost management, self-generation and fuel switching by commercial and industrial customers, the costs of increasingly stringent environmental laws and the potential for stranded or non-recoverable utility assets. In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders No. 888 and No. 889 which require electric utility companies to provide third-party access to their transmission systems and to establish an Open Access Same-time Information System (OASIS) to provide transmission customers with information about available transmission capacity, prices and other information, by electronic means. In addition, state legislatures in the Company's service territory are currently reviewing restructuring the retail electric business to full competition. When electric utility companies are required to provide retail wheeling service, which is the transmission of electric power from another supplier to a customer located within such utility's service area, the Company believes it will face minimal risk for stranded generation, transmission or distribution assets due to its low cost structure. However, the Company cannot predict the potential impact, if any, of restructuring the electric utility industry on the Company's future financial condition and results of operations. (See Industry Restructuring and Legislative Issues and Note 1 of Notes to Financial Statements for additional information.)

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

The Company provides transportation service to customers who obtain their own natural gas supplies. Transportation service was a significant component of the Company's total system deliveries in 1997. The competitive nature of the spot natural gas market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs. The total volume transported on behalf of transportation customers was approximately 245.1 million therms in 1997. This volume represented approximately 43% of the Company's total system deliveries in 1997. In addition, the Company sells firm transportation to third parties when it is not needed to serve the Company's customers.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Most of the Company's large industrial customers purchase their own natural gas requirements through gas marketers. For these customers, the Company provides transportation from the Company's pipeline interconnection to the customer's plant. The Company has numerous special contracts for gas transportation service, most of which contain negotiated rates for Company distribution service based on the customer's competitive alternatives. Seven of the Company's largest gas customers are provided gas transportation service by the Company under special contracts. These negotiated contracts were entered into to retain these customers who can either by-pass the Company's distribution system or have competitive alternative fuel capability. All special contracts are subject to regulatory review and approval.

NATURAL GAS RESOURCES

Natural Gas Supply A diverse portfolio of resources allows the Company to capture market opportunities that benefit the Company's natural gas customers. Natural gas supplies are available from both domestic and Canadian sources through both long- and short-term, or spot market, purchases. The Company holds capacity on six pipelines and owns natural gas storage facilities which allow the Company to optimize its available resources.

Firm natural gas supplies are purchased by the Company through negotiated agreements having terms ranging between one month and seven years. During 1997, approximately one-third of the Company's purchases were in the short-term market, with contracts on a month-to-month basis. Approximately 12% of the natural gas supply was obtained from domestic sources, with the remaining 88% from Canadian sources. Nearly all natural gas purchased from Canadian sources is contracted in U.S. dollar denominations, limiting any foreign currency exchange exposure. The Company does not consider Canadian gas supplies to be at greater risk of non-delivery than U.S. supplies.

The Company holds capacity on six natural gas pipelines, Northwest Pipeline Company (NWP), Pacific Gas Transmission (PGT), Paiute Pipeline (Paiute), Tuscarora Gas Transmission Company (Tuscarora), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd. (ANG), which provide the Company access to both domestic and Canadian natural gas supplies. In 1997, the Company obtained gas from over 25 different suppliers.

The Company contracts with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage), with Paiute for firm transportation and liquefied natural gas storage and with PGT, Tuscarora, NOVA and ANG for firm transportation only.

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

The Company has contracted to release some of its Storage Project capacity to two other utilities until 2000 and 2001, with a provision under one of the releases to partially recall the released capacity if the Company determines additional natural gas is required for its own system supply.

REGULATORY ISSUES

The Company, as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities and other matters. The retail electric operations are subject to the jurisdiction of the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). The retail natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC) and the California Public Utilities Commission
(CPUC). The Company is also subject to the jurisdiction of the FERC for its (wholesale) natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project.

In each regulatory jurisdiction, the price the Company may charge for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on "rate base." "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items (see Note 1 of Notes to Financial Statements for additional information about regulation, depreciation and deferred taxes). Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant. As the energy business is restructured, traditional "cost of service" ratemaking may evolve into some other form of ratemaking. Rates for transmission services are based on the "cost of service" principles and are set forth in tariffs on file with the FERC. (See Industry Restructuring and Legislative Issues for additional information.)

General Rate Cases The Company's last general electric rate cases were effective in March 1987 for the State of Washington and September 1986 for the State of Idaho; both allowed a return on equity of 12.90%.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

On June 27, 1997 the Company filed a general natural gas rate increase of $7.87 million with the WUTC for the State of Washington. On December 1, 1997, all interested parties filed a settlement agreement with the WUTC. On December 24, 1997, the WUTC accepted the settlement agreement. The resulting $5 million, or 7.5%, increase was effective January 1, 1998. The agreement included a two-year freeze in general revenue requirements. Such a freeze does not preclude the Company from filing natural gas trackers (see below for additional information) or from filing for recovery of "extraordinary circumstances". Included in the settlement agreement was a stated return on equity of 10.75%. However, the agreements reached in the settlement do not set a precedent for future rate filings. The Company's last general natural gas rate cases involving litigated cost of capital resulted in allowed return on equity of: 12.90% for the State of Washington effective August 1990; 12.75% for the State of Idaho effective October 1989.

Demand Side Management (DSM) The WUTC and IPUC approved as filed, effective January 1, 1997, the Company's proposed electric DSM programs and tariff rider for a three-year extension ending December 31, 1999. The Company's programs, while maintaining a residential electric weatherization program and fuel efficiency awareness programs, now place a greater emphasis on commercial and industrial programs. The tariff rider is a separate revenue source and represents a 1.54% electric revenue surcharge. These surcharge revenues will be used to fund the Company's 1997 through 1999 DSM programs.

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

Power Cost Adjustment (PCA) The Company has a PCA in Idaho which tracks changes in hydroelectric generation, surplus energy prices, related changes in thermal generation and the Public Utility Regulatory Policies Act of 1978 (PURPA) contracts, but not changes in revenues or costs associated with other wheeling or power contracts. Rate changes are triggered when the deferred balance reaches $2.2 million provided no more than two surcharges or rebates are in effect at the same time. See Note 1 of Notes to Financial Statements for additional information.

Purchased Gas Adjustment (Natural Gas Trackers) Natural gas trackers are supplemental tariffs filed with state regulatory commissions which are designed to pass through changes in purchased natural gas costs and do not normally result in any changes in net income to the Company. In November 1997, the Company filed a natural gas tracker with the IPUC requesting a $3.97 million, or 15.6%, increase which was approved, effective December 15, 1997. In October 1997, the Company filed a natural gas tracker with the OPUC requesting a $3.67 million, or 8.86%, increase which was approved, effective December 1, 1997. The Oregon gas tracker includes a provision that specifies a sharing of benefits and risks associated with changes in gas prices. In January 1998, the Company filed a natural gas tracker with the WUTC. In February 1998, the WUTC approved a $1.18 million, or 1.64%, decrease effective February 15, 1998.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                      ENERGY DELIVERY OPERATING STATISTICS

                                                                   Years Ended December 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
RETAIL ELECTRIC OPERATIONS
     ELECTRIC OPERATING REVENUES (Thousands of Dollars):
       Residential..........................................   $160,411    $160,345    $156,755
       Commercial...........................................    144,952     144,717     140,221
       Industrial...........................................     58,391      62,067      60,979
       Public street and highway lighting...................      3,352       3,359       3,345
                                                               --------    --------    --------
         Total retail electric revenue......................    367,106     370,488     361,300
       Transmission revenues................................     19,503      11,907       8,307
       Other revenues.......................................      8,685       6,740       6,107
       Transfer to Generation and Resources  (1)............   (180,544)   (180,018)   (175,337)
                                                               --------    --------    --------
         Total electric energy delivery revenues............   $214,750    $209,117    $200,377
                                                               ========    ========    ========

     ELECTRIC ENERGY SALES (Thousands of MWhs):
       Residential..........................................      3,270       3,220       3,150
       Commercial...........................................      2,716       2,674       2,592
       Industrial...........................................      1,759       1,839       1,803
       Public street and highway lighting...................         24          24          23
                                                               --------    --------    --------
         Total retail energy sales..........................      7,769       7,757       7,568
                                                               ========    ========    ========

     ELECTRIC AVERAGE HOURLY LOAD (aMW).....................        954         973         924
                                                               ========    ========    ========

     NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
       Residential..........................................    261,873     257,726     253,364
       Commercial...........................................     33,681      33,043      32,236
       Industrial...........................................      1,145       1,133       1,107
       Public street and highway lighting...................        371         363         349
                                                               --------    --------    --------
         Total retail electric customers....................    297,070     292,265     287,056
                                                               ========    ========    ========

     ELECTRIC RESIDENTIAL SERVICE AVERAGES:
       Annual use per customer (KWh)........................     12,489      12,493      12,434
       Revenue per KWh (in cents)...........................       4.90        4.98        4.98
       Annual revenue per customer..........................    $612.55     $622.15     $618.69

NATURAL GAS OPERATIONS
     NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
       Residential..........................................    $81,855     $85,904     $84,358
       Commercial...........................................     42,731      51,006      52,671
       Industrial - firm....................................      3,563       3,949       5,470
       Industrial - interruptible...........................        512       1,131       1,967
                                                               --------    --------    --------
         Total retail natural gas revenues..................    128,661     141,990     144,466
       Non-retail sales.....................................     19,559       9,862      10,530
       Transportation.......................................     12,678      12,154      12,340
       Other revenues.......................................      4,884       7,305       6,891
                                                               --------    --------    --------
         Total natural gas energy delivery revenues.........   $165,782    $171,311    $174,227
                                                               ========    ========    ========

     THERMS DELIVERED (Thousands of Therms):
       Residential..........................................    182,037     183,927     159,919
       Commercial...........................................    118,494     132,744     120,838
       Industrial - firm....................................     12,509      12,757      14,658
       Industrial - interruptible...........................      3,217       4,174      10,621
                                                               --------    --------    --------
         Total retail sales.................................    316,257     333,602     306,036
       Non-retail sales.....................................    105,297      67,656     104,831
       Transportation.......................................    245,139     237,894     221,261
       Interdepartmental sales and Company use..............      2,087      22,215      25,043
                                                               --------    --------    --------
         Total therms - sales and transportation............    668,780     661,367     657,171
                                                               ========    ========    ========

(1) Transfer to Generation and Resources represents the portion of revenues collected by Energy Delivery from retail customers attributable to the sale of the electric energy commodity delivered by Energy Delivery.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                      ENERGY DELIVERY OPERATING STATISTICS

                                                                   Years Ended December 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
     SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
       Purchases............................................    431,646     422,194     429,903
       Storage - injections.................................    (31,288)    (26,260)    (31,248)
       Storage - withdrawals................................     22,183      24,572      32,332
       Natural gas for transportation.......................    245,139     237,894     221,261
       Distribution system gains (losses)...................      1,100       2,967       4,923
                                                               --------    --------    --------
         Total supply.......................................    668,780     661,367     657,171
                                                               ========    ========    ========

     NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
       Net system maximum demand (winter)...................      3,134       3,273       2,758
       Net system maximum firm contractual capacity (winter)      4,220       4,210       4,210

     NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
       Residential..........................................    214,927     203,245     192,252
       Commercial...........................................     27,171      25,747      24,606
       Industrial - firm....................................        306         300         281
       Industrial - interruptible...........................         25          28          31
                                                               --------    --------    --------
         Total retail customers.............................    242,429     229,320     217,170
       Non-retail sales.....................................         17           7           5
       Transportation.......................................        111          93          75
                                                               --------    --------    --------
         Total natural gas customers........................    242,557     229,420     217,250
                                                               ========    ========    ========

     NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
       Washington and Idaho
         Annual use per customer (therms)...................        927       1,007         919
         Revenue per therm (in cents).......................      40.44       41.90       48.98
         Annual revenue per customer........................    $374.90     $421.91     $450.07
       Oregon and California
         Annual use per customer (therms)...................        703         724         678
         Revenue per therm (in cents).......................      55.71       58.55       61.78
         Annual revenue per customer........................    $391.56     $424.00     $418.88

     HEATING DEGREE DAYS:  (1)
       Spokane, WA
         Actual.............................................      6,510       7,477       6,363
         30 year average....................................      6,842       6,842       6,842
         % of average.......................................         95%        109%         93%
       Medford, OR
         Actual.............................................      4,144       4,088       3,751
         30 year average....................................      4,611       4,611       4,611
         % of average.......................................         90%         89%         81%

INCOME FROM ENERGY DELIVERY OPERATIONS  (After tax).........    $77,788     $64,345     $76,436
                                                                ========    ========    ========


(1) Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

GENERAL

The Generation and Resources line of business manages the Company's electric energy resource portfolio, which is used to serve Energy Delivery's retail electric customers and Generation and Resources' wholesale electric customers. The primary business focus of Generation and Resources is to optimize the availability and operation of generation resources. The Company owns and operates nine hydroelectric projects, a wood-waste fueled generating station and two natural gas combustion turbine (CT) peaking units. See Item 2. Properties - Generation and Resources for additional information. The Company also owns a 15% share in two coal-fired generating facilities and leases two additional gas CT peaking units. With this diverse energy resource portfolio, the Company remains one of the nation's lowest-cost producers and sellers of electric energy services.

The Company's wholesale marketing and trading business units within the Generation and Resources line of business are a secondary, but very important part of the Company's overall business strategy. Since 1987, the Company has entered into a number of long-term power sales contracts that have increased its wholesale electric revenues, and the Company is continuing to actively pursue electric wholesale marketing and energy trading business opportunities. Energy trading includes short-term sales and purchases such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Wholesale sales are affected by weather and streamflow conditions and may eventually be affected by the restructuring of the electric utility industry. (See Industry Restructuring and Legislative Issues for additional information.)

Challenges facing Generation and Resources include evolving technologies which provide alternate energy supplies and deregulation of electric and natural gas markets. The Company believes it faces minimal risk for stranded generation assets as a result of deregulation due to its low cost structure. Generation and Resources continues to compete in the wholesale electric market with other western utilities, federal marketing agencies and power marketers. It is expected that competition to sell energy will remain vigorous due to increased competition and surplus capacity in the western United States. Competition in the sale of capacity and energy is influenced by many factors, including the availability of capacity in the western United States, the availability and price of natural gas, and transmission availability. Business challenges affecting the energy trading business include new entrants in the wholesale market, such as power brokers and marketers, and declining per unit margins.

ELECTRIC REQUIREMENTS

The Company's 1997 annual peak requirements, including long-term and short-term contractual obligations, were 4,226 MW. This peak occurred on January 14, 1997, at which time the maximum capacity available from the Company's generating facilities, including long-term and short-term purchases, was 4,684 MW. The electric requirements are affected by both Energy Delivery's electric needs and Generation and Resources' wholesale contractual commitments.

ELECTRIC RESOURCES

The Company's diverse resource mix of hydroelectric projects, thermal generating facilities and power purchases and exchanges, combined with strategic access to regional electric transmission systems, enables the Company to remain one of the nation's lowest-cost producers and sellers of electric energy services. At December 31, 1997, the Company's total owned resources available were 58% hydroelectric and 42% thermal. See Generation and Resources Operating Statistics on page 10 for the Company's energy resource statistics.

Hydroelectric Resources Hydroelectric generation is the Company's lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on the Company's total energy costs. Under average operating conditions, the Company meets about one-third of its total energy requirements (both retail and long-term wholesale), with its own hydroelectric generation and long-term hydroelectric contracts. The streamflows to Company-owned hydroelectric projects were 172%, 145% and 120% of normal in 1997, 1996 and 1995, respectively.
Total hydroelectric resources provide 531 aMW annually.

Thermal Resources The Company has a 15% interest in each of two twin-unit coal-fired facilities-the Centralia Power Plant in western Washington and Units 3 and 4 of the Colstrip Generating Project in southeastern Montana. In addition, the Company owns a wood-waste-fired facility known as the Kettle Falls Generating Station in northeastern Washington and two natural gas-fired CTs, located in Spokane, used for peaking needs. The Company also operates and leases two natural gas-fired CTs in northern Idaho, used for peaking needs. Total thermal resources provide 302 aMW annually.

Centralia, which is operated by PacifiCorp, is supplied with coal under both a fuel supply agreement in effect through December 2020 and various spot market purchases. In 1997, 1996 and 1995, Centralia provided approximately 39%, 46% and 30%, respectively, of the Company's thermal generation. (See Environmental Issues for additional information.)

Colstrip is supplied with fuel under coal supply and transportation agreements in effect through December 2019 from adjacent coal reserves. The Montana Power Company is the operator of Colstrip. In 1997, 1996 and 1995, Colstrip provided approximately 46%, 34% and 47% of the Company's thermal generation, respectively.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Kettle Falls' primary fuel is wood-waste generated as a by-product from forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides the Company the flexibility to meet expected future fuel requirements for the plant. In 1997, 1996 and 1995, Kettle Falls provided approximately 11%, 10% and 8% of the Company's thermal generation, respectively.

The four CTs are natural gas-fired units, primarily used for peaking needs. The two Rathdrum (Idaho) CTs have access to domestic and Canadian natural gas supplied through PGT. In 1997, 1996 and 1995, these four units provided approximately 4%, 10% and 15%, respectively, of the Company's thermal generation. Thermal generation from CTs during 1997 was lower than prior years primarily due to the cost of natural gas as compared to alternative energy supplies.

Purchases, Exchanges and Sales In 1997, the Company had various purchase contracts equating to 751 MW, with an average remaining life of 3.7 years. Additionally, long-term hydro purchase contracts of 197 MW were available with an average remaining contract life of 11.6 years. The Company also enters into a significant amount of short-term sales and purchases with durations of up to one year. Energy purchases and exchanges for the years 1997, 1996 and 1995 provided approximately 65%, 54% and 36%, respectively, of the Company's total electric energy requirements, which reflects increased wholesale trading activity.

Under PURPA, the Company is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the WUTC and the IPUC. The Company purchased approximately 561,000 MWH, or about 2% of the Company's total energy requirements, from these sources at a cost of approximately $26 million in 1997. These contracts expire in 1999-2022.

HYDROELECTRIC RELICENSING

The Company is a licensee under the Federal Power Act, which regulates certain of the Company's generation resources and is administered by the FERC, and its licensed projects are subject to the provisions of Part I of that Act. These provisions include payment for headwater benefits, condemnation of licensed projects upon payment of just compensation and take-over of such projects after the expiration of the license upon payment of the lesser of "net investment" or "fair value" of the project, in either case plus severance damages. All but one of the Company's hydroelectric plants are regulated by the FERC through project licenses issued for 30-50 year periods. See Item 2. Properties - Generation and Resources for additional information.

The Cabinet Gorge and Noxon Rapids plants are currently in the process of relicensing with an expiration date on the existing license of February 2001. The Company filed a Notice of Intent to relicense in 1996 and has since consulted with resource agencies, Native American tribes, special interest groups and the general public regarding its relicensing. The Company's goal in consultation is to develop settlement agreements with all parties, which will form the basis for the license application expected to be submitted in February 1999. The focus in 1998 will be negotiating settlement agreements and preparing a collaboratively written environmental assessment and license application. An Environmental Impact Statement (EIS) will be written by the FERC in the period between application filing and issuance of a new license.

The Company's approach to relicensing departs from the conventional FERC process. Early FERC involvement and EIS scoping has occurred prior to application and the consultation process has been expanded to a comprehensive collaborative process including all stakeholders. The collaborative process used by the Company is nationally recognized as the model for FERC's alternative approach to relicensing.

The Company has presented to the collaborative participants a proposed comprehensive package of protection, mitigation and enhancement measures that addresses impacts resulting from the continued operations of the Cabinet Gorge and Noxon Rapids projects. The comprehensive package includes issues such as fisheries, water quality, wildlife, recreation, land use, cultural resources and erosion, and represents the results of studies and interests of over 40 organizations and 100 individuals. The preliminary proposal presented by the Company amounts to $161 million to be spent over a 50-year license term. See
Item 2. Properties - Generation and Resources and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information.

REGULATORY ISSUES

The Company is subject to the jurisdiction of the FERC for its accounting procedures and its wholesale electric rates. Some wholesale electric rates are determined on a "cost-of-service" basis in a manner similar to retail rates. See Energy Delivery - Regulatory Issues for additional information. Also, the Company can enter into wholesale electric sales contracts with rates based on "cost-of-service" principles. Generally, rates for wholesale electric sales by the Company for terms up to five years are based on market prices.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                 GENERATION AND RESOURCES OPERATING STATISTICS

                                                               Years Ended December
                                                         ------------------------------
                                                            1997       1996       1995
                                                         --------   --------   --------
ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
   Hydro generation (from Company facilities)..........     4,863      5,045      4,038
   Thermal generation (from Company facilities)........     2,627      2,764      2,537
   Purchased power - long-term hydro...................     1,212      1,170      1,159
   Purchased power - other.............................    16,038     10,641      4,113
   Power exchanges.....................................       178        102        156
                                                         --------   --------   --------
       Total power resources...........................    24,918     19,722     12,003
   Energy losses and Company use.......................      (739)      (790)      (525)
                                                         --------   --------   --------
       Total energy resources (net of losses)..........    24,179     18,932     11,478
                                                         ========   ========   ========

ELECTRIC ENERGY REQUIREMENTS (Thousands of MWhs):
   Energy Delivery.....................................     7,769      7,757      7,568
   Long-term wholesale.................................     4,307      4,507      1,953
   Short-term wholesale................................    12,103      6,668      1,957
                                                         --------   --------   --------
       Total energy requirements.......................    24,179     18,932     11,478
                                                         ========   ========   ========

RESOURCE AVAILABILITY at time of system peak (MW):
   Total requirements (winter) (1).....................     4,226      3,180      2,545
   Total resource availability (winter)................     4,684      3,340      2,855
   Total requirements (summer) (2).....................     4,345      2,978      2,037
   Total resource availability (summer)................     4,766      3,357      2,660

ELECTRIC OPERATING REVENUES (Thousands of Dollars):
   Long-term wholesale.................................  $138,730   $139,116   $ 84,220
   Short-term wholesale................................   187,190     91,443     25,013
   Other revenues......................................     4,669      7,989      2,042
   Transfer from Energy Delivery (3)...................   180,544    180,018    175,337
                                                         --------   --------   --------
       Total electric energy trading revenues..........  $511,133   $418,566   $286,612
                                                         ========   ========   ========

NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
   Wholesale customers.................................        91         60         33
                                                         ========   ========   ========

INCOME FROM GENERATION AND RESOURCES OPERATIONS
   (After tax).........................................  $ 47,737   $ 65,048   $ 52,325
                                                         ========   ========   ========


(1) Includes long-term contract obligations of 1,022 MW, 744 MW and 733 MW and 1,688 MW, 725 MW and 327 MW of short-term sales in 1997, 1996 and 1995, respectively.

(2) Includes long-term contract obligations of 1,011 MW, 839 MW and 691 MW in 1997, 1996 and 1995, respectively, and short-term sales of 1,966 MW, 739 MW and 25 MW in 1997, 1996 and 1995, respectively.

(3) Transfer from Energy Delivery represents the portion of revenues collected by Energy Delivery from retail customers attributable to the sale of the electric energy commodity delivered by Energy Delivery.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NATIONAL ENERGY TRADING AND MARKETING

Avista Corp. is the parent company to the Company's National Energy Trading and Marketing businesses. As a result of reorganizing the Company to proactively respond to deregulation, the Company added a new line of business, National Energy Trading and Marketing. Avista Energy and Avista Advantage conduct the National Energy Trading and Marketing businesses. As of December 31, 1997, the Company had an equity investment of approximately $206.7 million in Avista Corp., of which approximately $58.3 million was invested in Avista Energy. Wholesale trading and marketing in the Western Systems Coordinating Council
(WSCC) are still being done in the Generation and Resources line of business. (See Generation and Resources for additional information.) National Energy Trading and Marketing efforts focus on a national basis, which includes conducting business in the WSCC.

Avista Energy focuses on energy commodity trading, energy marketing and other related businesses on a national basis. Avista Energy's business is affected by several factors, including:

        -       the demand for and availability of energy throughout the United
                States,

        -       an increasing number of power brokers and marketers,

        -       lower unit margins on new sales contracts,

        - fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts which have lower margins than long-term contracts,

        -       marginal fuel prices, and

        -       deregulation of the electric utility industry.

Avista Energy was originally incorporated in February 1996 as WWP Resource Services, Inc. In February 1997, WWP Resource Services, Inc.'s name was changed to Avista Energy, Inc. Avista Energy was non-operating until July 1, 1997 when it began its electric and natural gas trading and marketing activities. In preparation for expansion in the Canadian market, Avista Energy Canada, Ltd., a wholly owned subsidiary of Avista Energy, was formed on July 7, 1997, but conducted no operations in 1997.

Avista Energy's headquarters are in Spokane with offices in Portland, Oregon and Houston, Texas. As noted below, Avista Energy has developed several alliances and partnerships to support its trading and marketing efforts. Avista Energy will continue to explore and pursue additional alliance and investment opportunities in other areas of the country in order to further expand its national energy trading and marketing business.

Avista Energy's current business activities include marketing, scheduling and trading electricity and natural gas. Physical and financial transactions are traded in the North America marketplace. In 1997, Avista Energy sold approximately 4.5 million MWh of electric energy and 66.8 million dekatherms of natural gas.

In 1997, the revenues and income from operations of the National Energy Trading and Marketing business segment were derived primarily from trading operations (rather than marketing operations), in part due to the absence of a fully deregulated marketplace. As Avista Energy's marketing operations develop and more opportunities are presented by an increasing number of states permitting customer choice, the company expects that a greater percentage of Avista Energy's revenues and income will be derived from marketing operations.

In 1996, WWP Resources, Inc. (now Avista Energy) and Mock Energy Services, California's largest natural gas marketer, formed Avista/Mock Energy, LLC, a limited liability company in which Avista Energy has a 50% ownership interest, to provide integrated energy services to customers throughout the State of California. Under the terms of the agreement, Avista/Mock Energy will market electricity and related services to industrial and large commercial customers throughout California. The company will also offer energy-related products and services to its customers through Avista Advantage. The direct access market in California is currently expected to open April 1, 1998.

In April 1997, Avista Energy contracted with Chelan County Public Utility District (Chelan PUD), located in Washington State, to jointly market a significant portion of Chelan PUD's hydroelectric resources to other utilities throughout the Western United States. In addition, Avista Energy began assisting with the real-time scheduling of such output beginning in August 1997. On October 20, 1997, a complaint for declaratory and injunctive relief was filed in Chelan County Superior Court in order to determine whether the joint marketing and real-time scheduling efforts of Chelan PUD and Avista Energy are within Chelan PUD's lawful authority to undertake. The Plaintiff, a taxpayer and ratepayer of the District, requests relief in the form of a judgment declaring the agreements unconstitutional and without force. Briefs by the Plaintiff are due March 17, 1998 and the hearing on the matter is scheduled for March 26, 1998. Avista Energy is presently unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

In June 1997, Avista Energy formed an alliance with Energy West Incorporated, a diversified energy and retail propane company in Montana, to develop and implement a direct access, retail power marketing business in Montana. The direct access market in Montana is currently expected to open July 1, 1998.

Effective August 1, 1997, Avista Energy and Howard Energy Marketing, Inc., formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company in which Avista Energy has a 50% ownership interest. Howard/Avista markets natural gas to commercial and industrial end-users, utilities, producers and other marketing companies.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


Howard/Avista also provides related services including fuel management, storage, transportation and risk management. Howard/Avista operates primarily in the upper Midwest and Northeast United States, with offices in Michigan, New York, Illinois, Wisconsin, Pennsylvania, Texas and Oklahoma. Avista Energy's initial equity investment in Howard/Avista was $25 million. The investment in Howard/Avista is accounted for using the equity method of accounting. During its five month existence in 1997, Howard/Avista sold approximately 351 million dekatherms of natural gas, averaging 2.3 million dekatherms per day. See Note 4 of Notes to Financial Statements for additional information.

Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing and resource accounting.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: National Energy Trading and Marketing Operations and Notes 1, 3 and 4 of Notes to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NON-ENERGY BUSINESS

Avista Corp. is also the parent company to the Company's non-energy subsidiaries. The Non-energy business is conducted primarily by Pentzer, which is the parent company to the majority of the Company's non-energy businesses. As of December 31, 1997, the Company had an equity investment of approximately $206.7 million in Avista Corp., of which approximately $138.0 million was invested in Pentzer and $10.4 million was invested in the remaining non-energy subsidiaries, the largest of which is Washington Irrigation and Development Company (WIDCo), which maintains a small investment portfolio.

As of December 31, 1997, Avista Corp. had approximately $484.5 million in total assets, or about 20% of the Company's consolidated assets. Avista Corp's portfolio of non-energy investments includes companies involved in investments, fuel cell research and development, fiber optic technology and real estate. Pentzer's portfolio of investments includes companies involved in consumer product promotion, specialty tool manufacturing, metal fabrication, financial services and electronic technology.

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

Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Transactional gains arise from a one-time event or a specific transaction, such as the sale of an investment or individual company from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies. Accordingly, although the income stream is expected to be positive, it may be uneven from year to year.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Non-Energy Operations and Notes 1 and 18 of Notes to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

INDUSTRY RESTRUCTURING AND LEGISLATIVE ISSUES

FEDERAL LEVEL

Industry restructuring to remove certain barriers to competition in the electric utility industry was initially promoted by federal legislation. The Energy Policy Act of 1992 (Energy Act) confers expanded authority upon the FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity for the purpose of providing these services.

As previously reported, the FERC issued its final rule in Order No. 888 in April 1996. That order requires public utilities operating under the Federal Power Act to provide access to their transmission systems to third parties pursuant to the terms and conditions of the FERC's pro-forma open access transmission tariff. Utilities were required to file an open access tariff, allowing only limited variations to the pro-forma tariff to reflect regional operating practices. Utilities were also required to take transmission service under this same tariff. The Company filed its open access tariff with the FERC in July 1996 and subsequently began providing transmission service under the tariff. The FERC issued its initial order accepting the non-rate terms and conditions of the Company's tariff in November 1996.

In the FERC's Order No. 889, the companion rule to Order No. 888, the FERC required public utilities to establish a system, OASIS, to provide transmission customers with information about available transmission capacity, prices and other information, by electronic means. This enables customers to obtain transmission service in a non-discriminatory fashion. The final rule required each public utility subject to the rule to functionally separate its transmission and wholesale power merchant functions, and prescribed standards of conduct under which it is assured that a utility's wholesale power merchant function obtains information about its transmission system in the same manner competitors do. The Company filed its "Procedures for Implementing Standards of Conduct under FERC Order No. 889" with the FERC in December 1996 and adopted these Procedures effective January 3, 1997. FERC Orders No. 888 and No. 889 have not had a significant material effect on the operating results of the Company.

In response to FERC Orders No. 888 and 889, the Company and various Northwest utilities began investigating the feasibility of transferring certain operation responsibilities associated with a regional transmission grid to an independent grid operator. In November 1997, the Company withdrew from the effort to establish an independent grid operator in the Northwest because the costs were greater than the perceived benefits. The Company is exploring other regional transmission alternatives intended to help facilitate a competitive electric power market, including the development of an independent grid scheduling entity which might provide quantifiable efficiencies in administering access to the Northwest transmission system in a non-discriminatory fashion.

The North American Electric Reliability Council and the WSCC have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. In connection therewith, the Company, in cooperation with other utilities in the Pacific Northwest, is working to establish the Pacific Northwest Security Coordinator (PNSC) which will oversee daily and short-term operations of the northwest sub-regional transmission grid and have limited authority to direct certain actions of control area operators in the case of a pending transmission system emergency. The PNSC is expected to be operational by June 1998.

STATE LEVEL

Further competition may be introduced by state action. Competition for retail customers is not generally allowed in the Company's service territory. While the Energy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open service territories to full competition at the retail level. Legislative action at the state level would be required for full retail wheeling to occur in Washington and Idaho. However, the Company believes that competition will ultimately be introduced into the retail electric business.

During 1997, the Idaho Legislature initiated an analysis of impacts on Idaho citizens of restructuring electrical services. The Idaho Legislature enacted legislation requiring the IPUC to compile utilities' costs separately by generation, transmission and distribution. The Company submitted its unbundling cost study on December 18, 1997. The IPUC will audit all investor owned utilities' cost of service studies, including results of operations, methodology and allocations. This process will, most likely, generate hearings and presentation of witnesses.

Bills introduced in the Washington State Legislature to move toward retail competition in the electric business failed during 1997. The proposed legislation would have allowed customer choice beginning July 1, 1999 with unbundling beginning September 1, 1998. Bills introduced in the 1998 Washington Legislative session include proposed legislation to require cost unbundling, development and disclosure of consumer protection policies, and studies of deregulation and system reliability.

The WUTC has initiated a collaborative effort, which includes stakeholders, to examine unbundling and related issues. Unbundling would require utilities to compile costs separately by generation, transmission and distribution. September 1998 is the preliminary date for unbundling cost filings with scope and methodology to be determined in the meantime.

Due to their experiences following telephone deregulation, regulators are sensitive to potential customer service and

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

reliability issues resulting from electric industry restructuring. The WUTC has launched a staff investigation to examine potential rulemaking in areas of reporting, vegetation management, pole inspection and maintenance, undergrounding and system reliability benchmarks.

The Company has developed a model as an alternative to customer choice for small customers. The Portfolio Access Model (PA Model) was developed as a transition to full direct access. Under the PA Model, large-use customers would receive direct access; small-use customers would be provided a menu of services priced at market rates such as monthly and annual pricing, as well as optional "green rates" for renewable power. The PA Model has served as a regional proposal under discussion by legislative committees and work groups in Washington, Idaho and Oregon. The PA Model will continue to be examined in 1998 with legislation expected to be introduced in 1999. More Options for Power Services II (MOPS II) is the Company's PA Model regulatory pilot. (See Experimental Programs below for additional information.)

Notice of Inquiry (NOI) The WUTC intends to reexamine the eight guiding principles developed in December 1995 as part of its Electric Industry Restructuring Inquiry. The principles state that future WUTC regulatory oversight will balance such issues as reliability, pricing responsive to customers needs and selected public policy concerns.

In August 1995, the WUTC initiated an NOI entitled, "Examining Regulation of Local Distribution Companies in the Face of Change in the Natural Gas Industry." The outcome of the NOI process was a set of conclusions by the WUTC that gas DSM should be evaluated utility by utility, the Gas Integrated Resource Plan process should continue, and the PGA Mechanism and natural gas procurements incentive should be evaluated in a separate NOI entitled "Purchased Gas Adjustment Mechanisms".

EXPERIMENTAL PROGRAMS

To assess impacts of competition and customer choice, the Company implemented the following experimental programs: Direct Access and Delivery Service Tariff
(DADS), More Options for Power Services I (MOPS I) tariff and More Options for Power Services II (MOPS II) tariff. The Company has received regulatory approval to defer all costs incurred from implementing the MOPS I and MOPS II pilot programs. In each case, the Company loses some margin (approximately $0.4 million in total for 1997) which is not material to the Company's consolidated financial condition or results of operations.

Direct Access and Delivery Service Tariff (DADS) To proactively respond to the potential regulatory change of customer choice in the electric business, the Company filed the DADS tariff to better understand how customer choice could affect and benefit its large industrial customers. In May 1996, the Company filed with the WUTC and the IPUC an experimental DADS tariff to allow eligible customers to choose their supplier to serve up to one-third of their electric load. The eligible customers are 30 of the Company's largest customers in Washington and Idaho. This trial tariff is effective through August 31, 1998. As of January 1, 1998, 13 of the eligible customers were taking service under the tariff representing 50% of the eligible load. Five different alternative suppliers are selling energy to those customers mostly with one-year terms at a fixed price for the capacity and energy. The tariff will not affect the rates for other customer classes during or after the experimental period. The Company does not recover any of the lost margin on the commodity which the Company is no longer supplying.

More Options for Power Services I (MOPS I) A MOPS I experimental tariff was filed in February 1997 with the WUTC and IPUC to help the Company assess the potential benefits of direct access for its electric residential and commercial customers and to collect information that will assist in the transition to customer choice for those classes of customers. The pilot allows only the customers in the towns of Odessa and Harrington to participate. This trial tariff is effective through June 30, 1999. Since its implementation date of July 1, 1997, 244 of the 980 eligible customers have elected Grant County PUD as their supplier. This represents a bill savings of approximately 6% - 10% to customers. Originally, six power marketers signed up to participate; all but Grant County PUD withdrew upon California's announcement of full direct access by January 1, 1998. The Company has agreed to absorb 50% of the lost margin on the commodity which the Company is no longer supplying.

More Options for Power Services II (MOPS II) While MOPS I allowed customers to purchase from alternative energy suppliers, MOPS II will provide access to the Company's portfolio of traditional service, monthly market, annual market and renewable resource pricing. (See PA Model above for additional information.) Approximately 7,800 customers in the towns of Deer Park, Washington and Hayden, Idaho would be able to elect alternative energy service from the Company by mid-1998. The Company received approval on this program on December 31, 1997 and January 27, 1998 from the WUTC and IPUC, respectively. This trial tariff is effective through mid-2000. The Company has agreed to absorb 33% of the lost margin on the commodity which the Company is no longer supplying.

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

Air Quality. The Company continues to assess both the potential and actual impact of the 1990 Clean Air Act Amendments (CAAA) on the thermal generating plants in which it maintains an ownership interest. Centralia, which is operated by PacifiCorp, is classified as a "Phase II" coal-fired plant under the CAAA and, as such, will be required to reduce sulfur dioxide (SO2) emissions. Centralia is also impacted by "visibility impairment" issues related to Mt. Rainier National Park in southwestern Washington, which requires additional reductions in emissions. A RACT (Reasonably Available Control Technology) order was issued by SWAPCA (Southwest Washington Air Pollution Control Agency) which requires a reduction in SO2 emissions of approximately 90% by the year 2000. The standards in the RACT order were established by a collaborative decision-making group consisting of representatives from federal and state agencies and the plant owners. The Company is currently evaluating its options with regard to Centralia, which include selling the Company's interest in the plant, importing cleaner coal from other sources, employing various scrubbing technologies or closing the plant down. The most likely option is installing additional scrubbers. The Company's estimated share of this option will be incurred over several years and is currently estimated to be $35 million of capital costs. These estimates of future obligations are included in the projected Company Capital Requirements in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity. The Company anticipates making a final decision with respect to these options in 1998.

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

The Company's other thermal projects also are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. The permit for the Spokane CTs was received in 1995. The permit for the Company's Kettle Falls plant was issued in 1996. The operating permit application for the Rathdrum CTs in northern Idaho received approval and was issued in 1997.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 17 to Financial Statements for additional information.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

ENERGY DELIVERY

ELECTRIC DISTRIBUTION AND TRANSMISSION PLANT

The Company operates approximately 12,200 miles of primary and secondary distribution lines in its electric system in addition to a transmission system of approximately 550 miles of 230 kV line and 1,550 miles of 115 kV line. The Company also owns a 10% interest in 495 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana, and a 15% interest in three miles of a 500 kV line from Centralia, Washington to the nearest Bonneville Power Administration (Bonneville) interconnection.

The 230 kV lines are used to transmit power from the Company's Noxon Rapids and Cabinet Gorge hydroelectric generating stations to major load centers in the Company's service area as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect with Bonneville at five locations and at one location each with PacifiCorp, Montana Power and Idaho Power Company. The Bonneville interconnections serve as points of delivery for power from the Colstrip and Centralia generating stations as well as for the interchange of power with entities outside the Pacific Northwest. The interconnection with PacifiCorp is used to integrate Mid-Columbia hydroelectric generating facilities to the Company's loads as well as for the interchange of power with entities within the Pacific Northwest.

The 115 kV lines provide for transmission of energy as well as providing for the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service area load centers. These lines interconnect with Bonneville at nine locations, Grant County Public Utility District (PUD), Seattle City Light and Tacoma City Light at two locations and one interconnection each with Chelan County PUD, PacifiCorp and Montana Power.

Natural Gas Plant

The Company has natural gas distribution mains of approximately 3,650 miles in Washington and Idaho and 1,690 miles in Oregon and California, as of December 31, 1997.

The Company, NWP and Puget Sound Energy each own a one-third undivided interest in the Storage Project, which has a total peak day deliverability of 5.7 million therms, with a total working natural gas inventory of 155.2 million therms.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

The Company's electric generation properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plant

                                                  Nameplate       Present       Year of
                                        No. of     Rating       Capability   FERC License
                                         Units     (MW)(1)        (MW)(2)     Expiration
                                        ------    ---------     ----------   ------------
    Hydroelectric Generating Stations
      (River)
        Washington:
           Long Lake (Spokane)            4         70.0           72.8          2007
           Little Falls (Spokane)         4         32.0           36.0          N/A
           Nine Mile (Spokane)            4         26.4           29.0          2007
           Upper Falls (Spokane)          1         10.0           10.2          2007
           Monroe Street (Spokane)        1         14.8           14.8          2007
           Meyers Falls (Colville)        2          1.2            1.3          2023
        Idaho:
           Cabinet Gorge (Clark Fork)     4        221.9          236.0          2001  (3)
           Post Falls (Spokane)           6         14.8           18.0          2007
        Montana:
           Noxon Rapids (Clark Fork)      5        466.7          554.0          2001  (3)
                                                   -----          -----
                  Total Hydroelectric              857.8          972.1

    Thermal Generating Stations
        Washington:
           Centralia (4)                  2        199.5          201.0
           Kettle Falls                   1         50.7           48.0
           Northeast (Spokane) CT (5)     2         61.2           69.0
        Idaho:
           Rathdrum CT (5)                2        166.5          176.0
        Montana:
           Colstrip (Units 3 and 4) (4)   2        233.4          222.0
                                                   -----          -----
                  Total Thermal                    711.3          716.0

        Total Generation Properties              1,569.1        1,688.1
                                                 =======        =======

N/A Not applicable.

(1) Nameplate Rating, also referred to as "installed capacity", is the manufacturer's assigned power rating under specified conditions.

(2) Capability is the maximum generation of the plant without exceeding approved limits of temperature, stress and environmental conditions.

(3) The formal relicensing process began in September 1995 for Cabinet Gorge and Noxon Rapids. (See Generation and Resources - Hydroelectric Relicensing for additional information.)

(4)     Jointly owned; data above refers to Company's respective 15% interests.

(5)     Used primarily for peaking needs.


ITEM 3.  LEGAL PROCEEDINGS

In December 1996, the Company filed a Complaint for declaratory relief and money damages against Underwriters at Lloyds of London (Lloyds) in Spokane County Superior Court. The purpose of this action is to seek a declaration of the insurance policies issued to the Company by Lloyds with respect to any liabilities of the Company for environmental damage associated with the oil spill at the Central Steam Plant and other environmental remediation efforts. The policies at issue were in effect during the period between 1926 and 1979; thereafter, the Company maintained its policies with another underwriter, Aegis. The Company's Complaint seeks money damages in excess of $16 million. Refer to
Note 17 of Notes to Financial Statements for additional information.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 28, 1998, there were approximately 29,360 registered shareholders of the Company's no par value Common Stock.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information about common stock dividends.

Refer to Notes 1 and 16 of Notes to Financial Statements for additional information. For high and low stock price information, refer to Note 20 of Notes to Financial Statements.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

 ITEM 6.  SELECTED FINANCIAL DATA

                                                                      Years Ended December 31,
                                              ---------------------------------------------------------------------
                                                 1997             1996          1995           1994         1993
                                              ---------        ---------      ---------     ---------     ---------
                                                      (Thousands of Dollars except Per Share Data and Ratios)

Operating Revenues:
  Energy Delivery and
      Generation and Resources * ........   $   890,516      $   798,994    $   661,216   $   608,067   $   601,722
  National Energy Trading and Marketing .       247,646              116              -             -             -
  Non-energy ............................       164,010          145,847         93,793        62,698        38,877
                                              ---------        ---------      ---------     ---------     ---------
  Total .................................     1,302,172          944,957        755,009       670,765       640,599

Operating Income/(Loss):
  Energy Delivery and
      Generation and Resources * ........       178,289          173,658        176,344       149,051       153,108
  National Energy Trading and Marketing .         2,191           (1,801)             -             -             -
  Non-energy ............................         8,984           15,064         13,496         6,407         7,742
                                              ---------        ---------      ---------     ---------     ---------
  Total .................................       189,464          186,921        189,840       155,458       160,850

Net Income/(Loss):
  Energy Delivery and
    Generation and Resources * ..........       100,777(1)        62,404         72,310        63,567        69,510
  National Energy Trading and Marketing .         2,488           (1,161)             -             -             -
  Non-energy ............................        11,532           22,210         14,811        13,630        13,266
                                              ---------        ---------      ---------     ---------     ---------
  Total .................................       114,797           83,453         87,121        77,197        82,776

Preferred Stock Dividend Requirements ...         5,392            7,978          9,123         8,656         8,335
Income Available for Common Stock .......       109,405(1)        75,475         77,998        68,541        74,441

Outstanding Common Stock (000s):
  Weighted Average ......................        55,960           55,960         55,173        53,538        51,616
  Year-End ..............................        55,960           55,960         55,948        54,421        52,758
  Book Value per Share ..................   $     13.36      $     12.70    $     12.82   $     12.45   $     12.02

Earnings per Share:
  Energy Delivery and
    Generation and Resources ............          1.71(1)         0.97            1.14          1.03          1.19
  National Energy Trading and Marketing .          0.04           (0.02)              -             -             -
  Non-energy ............................          0.21            0.40            0.27          0.25          0.25
                                              ---------        ---------      ---------     ---------     ---------
  Total, Basic and Diluted ..............          1.96(1)         1.35            1.41          1.28          1.44
  Dividends Paid per Common Share .......          1.24            1.24            1.24          1.24          1.24

Total Assets at Year-End:
  Energy Delivery and
    Generation and Resources ............     1,926,739        1,921,429      1,869,180     1,817,815     1,701,652
  National Energy Trading and Marketing .       214,630              899              -             -             -
  Non-energy ............................       270,416          254,970        229,722       176,438       136,186
                                              ---------        ---------      ---------     ---------     ---------
  Total .................................     2,411,785        2,177,298      2,098,902     1,994,253     1,837,838

Long-term Debt at Year-End ..............       762,185          764,526        738,287       721,146       647,229
Preferred Stock Subject to Mandatory
  Redemption at Year-End ................        45,000           65,000         85,000        85,000        85,000
Company-Obligated Mandatorily
   Redeemable Preferred Trust Securities        110,000                -              -             -             -

Ratio of Earnings to Fixed Charges ......          3.49             2.97           3.22          3.24          3.45
Ratio of Earnings to Fixed Charges and
 Preferred Dividend Requirements ........          3.12             2.50           2.61          2.59          2.77



* Energy Delivery and Generation and Resources figures contain some minor consolidating intersegment eliminations.

(1) Includes the $41.4 million after-tax effect of the income tax recovery (see Note 9 of Notes to Financial Statements for additional information).

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Washington Water Power Company (Company) operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Corp., which is the parent company to the Company's subsidiaries.

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all natural gas operations, and other energy products and services. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results of the Generation and Resources line of business. The results of all natural gas operations are included in the Energy Delivery line of business because natural gas trackers allow natural gas costs to pass through within this line of business without the commodity prices having a material income effect. Usage by retail customers varies from year to year primarily as a result of weather conditions, customer growth and the economy in the Company's service area. Other factors which may influence long-term energy usage include conservation efforts, appliance efficiency and other technology.

The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales trading and wholesale marketing primarily to other utilities and power brokers in the Western Systems Coordinating Council (WSCC). Energy trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Generation and Resources manages the Company's electric energy resource portfolio, which is used to serve Energy Delivery's retail electric customers and Generation and Resources' wholesale electric customers. In managing the electric energy resource portfolio, Generation and Resources seeks to optimize the availability and operations of generation resources. Revenues and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region, marginal fuel prices and the demand for power in other areas of the country. Other factors affecting the wholesale power market include an increasing number of power brokers and marketers, lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts, typically with lower margins, deregulation of the electric utility industry and competition from low cost generation being developed by independent power producers.

Avista Corp. owns the Company's National Energy Trading and Marketing and Non-energy businesses. As a result of reorganizing the Company to proactively respond to deregulation, the Company added a new line of business - National Energy Trading and Marketing. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis, which includes conducting business within the WSCC. Avista Energy's business is affected by several factors, including the demand for and availability of power throughout the United States, an increasing number of power brokers and marketers, lower unit margins on new sales contracts, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts with lower margins, marginal fuel prices and deregulation of the electric utility industry. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing and resource accounting.

The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses. Pentzer's business strategy is such that its earnings result from both transactional and non-transactional earnings. Transactional gains arise from a one-time event or a specific transaction, such as the sale of an investment or individual company from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies.


RESULTS OF OPERATIONS

OVERALL OPERATIONS

Overall earnings per share for 1997 were $1.96, compared to $1.35 in 1996 and $1.41 in 1995. The 1997 results include the receipt of $41.4 million, after-tax, in an income tax recovery from the Internal Revenue Service, which was partially offset by environmental reserves and non-recurring adjustments (see below and Note 9 of Notes to Financial Statements for additional information about the income tax recovery). The 1996 results reflect $11.1 million in after-tax operating expenses related to storm damage on the electric distribution system and the expensing of $10.3 million in after-tax non-operating costs related to the terminated proposed merger between the Company and Sierra Pacific Resources (see Note 19 of Notes to Financial Statements for additional information about the merger termination). The 1996 results also reflect improved utility earnings, primarily from Generation and Resources' wholesale electric activities, and transactional gains totaling $15.1 million recorded by Pentzer primarily as a result of the sale of property by one of its subsidiary companies and the sale of stock in Itron, Inc. (Itron). The 1995

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

results include improved earnings from Generation and Resources' wholesale electric operations and $6.1 million in transactional gains from Pentzer, primarily due to the sale of Itron stock.

Net income available for common stock increased $33.9 million, or 45%, in 1997 after decreasing $2.5 million in 1996. Utility (Energy Delivery and Generation and Resources) income available for common stock increased $41.0 million, or 75%, in 1997 after decreasing $8.8 million, or 14%, in 1996. Utility income contributed $1.71 to earnings per share in 1997, compared to $0.97 in 1996 and $1.14 in 1995. The income tax recovery resulted in an increase of $0.74 in earnings per share for 1997, which was offset by $0.25 per share in environmental reserves and other miscellaneous non-recurring adjustments. The ice storm (see below) and merger-related expenses resulted in decreases of $0.20 and $0.18, respectively, in earnings per share for 1996. National Energy Trading and Marketing income available for common stock increased $3.6 million in 1997 and realized a loss of $1.2 million in 1996, contributing $0.04 to earnings per share in 1997 compared to a loss of $0.02 in 1996. These companies did not exist in 1995. Non-energy operating income available for common stock decreased $10.7 million, or 48%, in 1997 and increased $7.4 million, or 50%, in 1996 and contributed $0.21 to earnings per share in 1997, compared to $0.40 in 1996 and $0.27 in 1995. The 1996 non-energy results reflect $0.27 per share from transactional gains.

Income from Energy Delivery operations increased $24.3 million, or 27%, in 1997 over 1996 and decreased $18.8 million, or 17%, in 1996 from 1995, with both changes primarily due to the $17.1 million in pre-tax expenses in 1996 associated with storm damage on the electric distribution system. Income from Generation and Resources operations decreased $19.6 million, or 23%, in 1997 from 1996 and increased $16.1 million, or 24%, in 1996 over 1995. The decrease in 1997 was primarily the result of expiration of older sales contracts with higher margins, lower unit margins on new sales contracts, lower hydroelectric generation and higher transmission expenses. The increase in 1996 was primarily due to increased wholesale electric revenues, resulting from both new power contracts and improved streamflow conditions.

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

Interest expense increased $3.0 million in 1997, as compared to 1996, and $4.2 million in 1996, as compared to 1995, with both increases primarily due to higher levels of outstanding debt during the year. In 1997 and 1996, $70 million and $20 million, respectively, in preferred stock was redeemed, which increased short-term borrowings. In addition, a total of $110 million in Preferred Trust Securities were issued in January and June 1997, distributions on which are included in interest expense. (See Note 15 of Notes to Financial Statements and Liquidity and Capital Resources for additional information.) During 1997, 1996 and 1995, $51.5 million, $38.0 million and $45.0 million, respectively, of long-term debt matured or was redeemed, while $20.0 million and $78.0 million in long-term debt was issued in 1997 and 1995, respectively. At December 31, 1997, long-term debt outstanding was $2.3 million lower than at December 31, 1996. Long-term debt outstanding at December 31, 1996 was $26.2 million higher than at the end of 1995 due to increased borrowings from banks.

In June 1997, the Company received $81 million from the Internal Revenue Service
(IRS) to settle an income tax claim relating to its investment in the terminated nuclear project 3 of the Washington Public Power Supply System (WNP3). The $81 million recovery included $34 million in income taxes the Company overpaid in prior years plus $47 million in accrued interest, which in total contributed $41.4 million, or $0.74 per share, to net income. (See Note 9 of Notes to Financial Statements for additional information about the income tax recovery.)

Income taxes increased $11.6 million, or 23%, in 1997 over 1996 primarily due to the taxes on the interest income received as a part of the income tax recovery, partially offset by an $11.4 million income tax benefit associated with the income tax recovery and adjustments related to revised estimates on certain tax issues. Income taxes decreased $2.9 million in 1996 from 1995 primarily due to the effects of the expenses associated with the storm damage on the Company's electric distribution system and the merger-related expenses written off during the year, partially offset by increased income from operations.

Preferred stock dividend requirements decreased $2.6 million in 1997 over 1996 due to the redemption of $20 million in Preferred Stock, Series I in June 1997 and the redemption of the entire $50 million Flexible Auction Preferred Stock, Series J in August 1997. These securities were redeemed with a portion of the proceeds of the Preferred Trust Securities which were issued in January and June 1997. However, as described above, distributions on the Preferred Trust Securities are accounted for in interest expense, not preferred dividends. Preferred stock dividend requirements decreased $1.1 million, or 13%, in 1996 from 1995 due to the redemption of $20 million of Preferred Stock, Series I in June 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ENERGY DELIVERY

1997 COMPARED TO 1996

Energy Delivery's income from operations increased $24.3 million, or 27%, in 1997 over 1996 primarily due to $17.1 million in pre-tax expenses associated with the storm damage on the Company's electric distribution system in 1996. Energy Delivery's operating revenues increased $0.1 million, while expenses decreased $24.2 million during 1997 as compared to 1996.

Total electric retail revenues increased $5.6 million in 1997 as compared to 1996, primarily as a result of increased transmission revenues, partially offset by decreased revenues from retail electric customers. Transmission revenues increased $7.6 million in 1997 over 1996 due to increased wholesale electric sales. Electric retail revenues decreased $3.4 million, primarily due to decreased industrial sales as a result of the DADS tariff and other adjustments, partially offset by a 1.6% growth in retail customers during 1997. Total natural gas revenues decreased $5.5 million in 1997 from 1996, primarily due to decreased therm sales as a result of weather 5% warmer than normal in 1997 as compared to 9% colder than normal in 1996, and decreased natural gas prices, partially offset by an increase in non-retail sales and 5.7% customer growth.

Operating and maintenance expenses decreased $21.4 million in 1997 from 1996 primarily due to the $17.1 million in expenses recorded in 1996 related to the storm damage on the Company's electric distribution system. Natural gas purchased expense decreased $2.7 million in 1997 from 1996 primarily due to lower therm sales as a result of warmer weather.

1996 COMPARED TO 1995

Energy Delivery's income from operations decreased $18.8 million, or 17%, in 1996 from 1995. The decrease was due to increased operating costs associated with the storm damage on the Company's distribution system, partially offset by increased revenues due to colder weather than in 1995. Energy Delivery's operating revenues and expenses increased $5.8 million and $24.6 million, respectively, during 1996 as compared to 1995.

Electric revenues increased $8.7 million in 1996 as compared to 1995. Electric residential and commercial revenues increased by a combined $8.1 million, primarily as a result of weather 9% colder than normal in 1996, as compared to 7% warmer than normal in 1995, and a 2.4% growth in these two classes of customers during 1996. Transmission revenues increased $3.6 million in 1996 over 1995 due to increased wholesale electric sales. Total natural gas revenues decreased $2.9 million in 1996 from 1995. Natural gas therm sales to residential and commercial customers increased 13% during 1996, primarily as a result of 6% customer growth in those sectors, due in large part to population growth and new construction, and as a result of colder than normal weather. However, in spite of the increased sales volumes, residential and commercial revenues decreased slightly due to decreases in natural gas prices. Purchased gas cost adjustments effective in Washington, Idaho and Oregon during December 1995 decreased the rates paid by customers in 1996 by 13.58%, 16.68% and 5.82%, respectively.

Operating and maintenance expenses increased $12.6 million in 1996 over 1995 primarily due to the $17.1 million in expenses related to the storm damage on the Company's electric distribution system, partially offset by a $5.8 million decrease in the cost of natural gas purchased.

Administrative and general expenses increased by $8.4 million in 1996, compared to 1995, primarily due to accruals related to postretirement and pension benefits, a write-off of regulatory deferrals of pension expenses, development of a financial information system, and increases in labor and benefits costs.


GENERATION AND RESOURCES

1997 COMPARED TO 1996

Generation and Resources' income from operations decreased $19.6 million, or 23%, in 1997 from 1996. The decrease was due to an $11.8 million decrease from the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts and higher transmission expenses due to increased sales. Generation and Resources' operating revenues and expenses increased $92.6 million and $112.2 million, respectively, during 1997 as compared to 1996. Results from this business segment include activities for the first seven months of 1997 that as of August 1997 are being conducted by Avista Energy.

Generation and Resources' revenues increased 22% in 1997 over 1996, primarily due to increased short-term sales. During 1997 there was a significant shift in product mix between short- and long-term sales. Revenues from short-term sales, typically with smaller margins, increased $99.8 million, while long-term revenues, typically with higher margins, decreased $0.4 million in 1997 as compared to 1996. Total sales volumes during 1997 increased 47% over 1996. Short-term sales volumes in 1997 increased 5.4 million mwhs, or 82%, while long-term sales decreased 0.2 million mwhs.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Increased short-term sales resulted in a $119.4 million, or 63%, increase in electric purchased power expense in 1997 over 1996, which accounts for the majority of the increase in Generation and Resources' operating expenses. Fuel costs decreased $6.1 million in 1997 compared to 1996 as a result of economic dispatch of the thermal generating plants.

1996 COMPARED TO 1995

Generation and Resources' income from operations increased $16.1 million, or 24%, in 1996 over 1995. The increase was primarily the result of increased wholesale sales. Generation and Resources' operating revenues and expenses increased $132.0 million and $115.9 million, respectively, during 1996 as compared to 1995.

Generation and Resources' revenues increased 46% in 1996 over 1995, primarily due to new power contracts for firm wholesale electric service and increased spot market sales as a result of improved streamflow conditions which led to increased availability of hydroelectric generation in the region. Long-term revenues increased $54.9 million in 1996 over 1995, while revenues from short-term sales increased $66.4 million during the same period. Streamflows were 145% of normal for 1996. Wholesale kWh sales were nearly three times greater in 1996 than 1995, which offset a 26% decline in average prices.

Commitments under new firm wholesale contracts and increased spot market sales resulted in a $92.4 million, or 95%, increase in electric purchased power expense in 1996 over 1995, which accounts for the majority of the increase in Generation and Resources' operating expenses. Fuel costs increased $8.3 million in 1996 compared to 1995 as a result of higher generation at thermal plants during the year due to increased wholesale sales during 1996.

Other operating and maintenance expenses increased $11.2 million in 1996 over 1995 primarily due to increased transmission expenses associated with increased wholesale sales, increased Idaho Power Cost Adjustment (PCA) expenses, resulting from improved streamflow conditions, the costs of excess fuel purchased for thermal generation, which was subsequently sold so there is a revenue offset, and higher labor costs associated with increased wholesale sales.

Administrative and general expenses increased by $3.1 million in 1996, compared to 1995, primarily due to accruals related to postretirement and pension benefits, a write-off of regulatory deferrals of pension expenses, development of a financial information system, increased FERC fees due to higher levels of generation and increases in labor and benefits costs.


NATIONAL ENERGY TRADING AND MARKETING

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, and Avista Advantage, the energy services subsidiary. Although both companies began incurring start-up costs during 1996, Avista Energy only became operational in July 1997 and began trading operations in August 1997. Avista Energy maintains a trading portfolio so it marks its portfolio to fair market value on a daily basis (mark-to-market accounting), which may cause earnings variability in the future.

1997 COMPARED TO 1996

National Energy Trading and Marketing's income from operations increased $4.0 million in 1997 over 1996. This increase was primarily due to Avista Energy becoming operational, partially offset by continued start-up costs at both companies and, for the energy services business, expected customers and revenue streams that did not materialize and a longer than anticipated sales cycle. National Energy Trading and Marketing's operating revenues and expenses increased $247.5 million and $243.5 million, respectively, during 1997 as compared to 1996.

In 1997, the revenues and income from operations were derived primarily from Avista Energy's trading operations, rather than marketing operations, in part due to the absence of a fully deregulated marketplace. As Avista Energy's marketing operations develop, and more opportunities are presented by an increasing number of states permitting customer choice, the company expects that a greater percentage of Avista Energy's revenues and income will be derived from marketing operations.

1996 COMPARED TO 1995

National Energy Trading and Marketing's income from operations was a loss of $1.8 million in 1996. Its operating revenues and expenses were $0.1 million and $1.9 million, respectively, during 1996. Expenses incurred during 1996 were primarily start-up costs. The companies did not exist in 1995.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NON-ENERGY

1997 COMPARED TO 1996

Non-energy operating revenues and expenses increased $18.2 million and $24.2 million, respectively, in 1997 as compared to 1996 primarily as a result of acquisitions. Operating income decreased $6.1 million in 1997 from 1996 primarily as a result of lower earnings contributions from Pentzer portfolio companies. Non-energy net income for 1997 was $11.5 million, which represents a $10.7 million, or 48%, decrease from 1996. The decrease in 1997 earnings primarily resulted from transactional gains recorded by Pentzer in 1997 totaling $7.3 million, primarily from the sale of Itron stock and the sale of a portfolio company, compared to transactional gains during 1996 totaling $15.1 million, net of taxes and other adjustments, as a result of the sale of property by one of its subsidiary companies and the sale of stock in Itron.

1996 COMPARED TO 1995

Non-energy operating revenues and expenses increased $52.1 million and $50.5 million, respectively, in 1996 as compared to 1995 primarily as a result of acquisitions. Operating income increased $1.6 million primarily due to increased earnings contributions from Pentzer portfolio companies. Non-energy net income for 1996 was $22.2 million, which represents a $7.4 million, or 50%, increase over 1995 earnings. The increase in 1996 earnings primarily resulted from transactional gains totaling $10.8 million, net of taxes and other adjustments, recorded by Pentzer as a result of the sale of property by one of its subsidiary companies. Transactional gains in 1996 also included $4.7 million from the sale of stock in Itron, a decrease of $1.3 million from the amount recorded in 1995 from the sale of Itron stock.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash from operating activities less cash dividends paid provided 100% of energy operations capital expenditures in 1997 and 1996 as compared to 83% in 1995. Net cash provided by operating activities in 1997 increased over 1996 due in large part to the $31.3 million increase in net income primarily from the income tax recovery. Cash from the income tax recovery was used to fund new business investment, including growth opportunities in national energy markets, and reduced the need for issuance of long-term debt during 1997. In addition, changes in various working capital components caused cashflows to increase by $6.0 million over 1996. When the effects of non-cash items, such as the increased provision for deferred income taxes from the income tax recovery and adjustments for depreciation and the FAS 109 regulatory asset are removed from net income, there is an additional increase in cash provided by operating activities. Power and natural gas cost deferrals had a negative effect on cashflows for 1997 as a result of PCA rebates in effect in 1997 as compared to surcharges in effect during 1996, increased natural gas prices during the first part of 1997 and reduced prices paid by natural gas customers during 1997. Deferred revenues and other-net 1997 cashflows decreased due to a contract buyout by Generation and Resources and price risk management activities at Avista Energy.

Investing Activities Net cash used in investing activities increased in 1997 over 1996 primarily due to the Company's investment in subsidiaries, and Pentzer's and Avista Energy's subsequent investments in, and acquisitions of, other companies. Utility operations capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $256 million for the 1995-1997 period.

Financing Activities Net cash used in financing activities totaled $66.2 million in 1997 compared to $71.2 million in 1996. Bank borrowings increased $23.5 million and long-term debt increased $20.0 million during 1997. In January and June 1997, $110 million of preferred trust securities were issued. (See Note 15 of Notes to Financial Statements for additional information.) Proceeds of the issuances were used for the maturity and redemption of $70.0 million of preferred stock and $51.5 million of long-term debt and to fund a portion of the Company's capital expenditures. During the 1995-1997 period, $224.5 million of long-term debt and preferred stock matured, was mandatorily redeemed or was optionally redeemed and refinanced at a lower cost.


ENERGY DELIVERY AND GENERATION AND RESOURCES OPERATIONS

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $120 million in committed lines of credit. In addition, the Company may currently borrow up to $60 million through other borrowing arrangements with banks. As of December 31, 1997, $48.5 million was outstanding under the committed lines of credit and $60.0 million was outstanding under other short-term borrowing arrangements.

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 13 to Financial Statements for additional information.

The Company is restricted under various agreements as to the additional securities it can issue. Under the most restrictive test of the Company's Mortgage, an additional $584 million of First Mortgage Bonds could be issued as of December 31, 1997. As of December 31, 1997, under its Restated Articles of Incorporation, approximately $1.0 billion of additional preferred stock could be issued at an assumed dividend rate of 7.14%.

During the 1998-2000 period, utility capital expenditures are expected to be $276 million, and $135 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 80% of the funds needed for its capital expenditure program. External financing will be required to fund a portion of capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

See Notes 2, 11, 12, 13, 14, 15 and 16 of Notes to Financial Statements for additional details related to financing activities.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

During 1997, the Company invested $50 million in the common equity of Avista Corp. Avista Corp. utilized the majority of the proceeds from this investment to increase its total investment in the common equity of Avista Energy to $50 million. Avista Energy funds its ongoing operations with a combination of internally-generated cash and external financing. The Company expects continued significant growth in Avista Energy's national energy trading and marketing business activities. This rapid growth will require increased capital investment, as well as an increased need for credit and financial support.

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a one-year credit agreement effective December 30, 1997, with a commercial bank. The facility expires November 30, 1998 and is guaranteed by Avista Corp. The agreement is uncommitted with a demand feature exercisable by the bank at the bank's sole discretion. At year-end there were no cash advances (demand notes payable) and letters of credit outstanding under the facility totaled $2.75 million. See Note 12 of Notes to Financial Statements for additional information.

At December 31, 1997, the National Energy Trading and Marketing operations had $11.4 million in cash and cash equivalents and $2.0 million in long-term debt outstanding.

The 1998-2000 National Energy Trading and Marketing capital expenditures are expected to be $2.4 million.


NON-ENERGY OPERATIONS

Capital expenditures for the non-energy operations were $12.8 million for the 1995-1997 period. During this period, $31.7 million of debt was repaid and capital expenditures were partially financed by the $36.6 million in proceeds from new long-term debt.

The non-energy operations have $80 million in short-term borrowing arrangements ($18.6 million outstanding as of December 31, 1997) to fund corporate requirements on an interim basis. At December 31, 1997, the non-energy operations had $39.9 million in cash and marketable securities with $45.9 million in long-term debt outstanding.

The 1998-2000 non-energy capital expenditures are expected to be $8.8 million, and $34.0 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-energy capital expenditure requirements.


TOTAL COMPANY CASH REQUIREMENTS
    (Millions of Dollars)

                                                            Actual            Projected
                                                      ------------------   -------------------
                                                      1995   1996   1997   1998   1999   2000
                                                      ----   ----   ----   ----   ----   ----
Utility operations:
  Energy Delivery capital expenditures (1)            $ 61   $ 80   $ 75   $ 67   $ 67   $ 65
  Generation and Resources capital expenditures (1)     19      9     12     23     26     28
  Debt and preferred stock maturities (2)               37     63    121     20     48     55
                                                      ----   ----   ----   ----   ----   ----
    Total Utility                                      117    152    208    110    141    148
                                                      ----   ----   ----   ----   ----   ----
Avista Corp. operations:
  Capital expenditures                                   5      2     12      4      3      4
  Investments                                            -      4     59     16     25     25
  Debt maturities                                        8     10     12     12     11     10
                                                      ----   ----   ----   ----   ----   ----
    Total Avista Corp.                                  13     16     83     32     39     39
                                                      ----   ----   ----   ----   ----   ----
Total Company                                         $130   $168   $291   $142   $180   $187
                                                      ====   ====   ====   ====   ====   ====

(1)     Capital expenditures exclude AFUDC and AFUCE.

(2)     Excludes notes payable (due within one year).

The Company's total common equity increased $38.1 million to $748.8 million at the end of 1997. The 1997 increase was primarily due to the $41.4 million after-tax effect of the income tax recovery (see Note 9 of Notes to Financial Statements for additional information). The Company's consolidated capital structure at December 31, 1997, was 46% debt, 9% preferred securities (including the Preferred Trust Securities) and 45% common equity as compared to 48% debt, 7% preferred securities and 45% common equity at year-end 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

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

The Company continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the retail electric business include evolving technologies which provide alternate energy supplies, the cost of the energy supplied, the potential for retail wheeling, self-generation and fuel switching by commercial and industrial customers, increasingly stringent environmental laws and the potential for stranded or nonrecoverable utility assets. When electric utility companies are required to provide retail wheeling service, which is the transmission of electric power from another supplier to a customer located within such utility's service area, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Consequently, the Company believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure.

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

Generation and Resources and Avista Energy continue to compete in the wholesale electric market with other utilities, federal marketing agencies and power marketers. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and surplus capacity in the western United States. Competition related to the sale of capacity and energy is influenced by many factors, including the availability of capacity in the western United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. Business challenges affecting the Generation and Resources and National Energy Trading and Marketing lines of business include an increasing number of power brokers and marketers, competition from low-cost generation being developed by independent power producers and declining margins due to a greater reliance on short-term sales, typically with lower margins than long-term sales. Other challenges facing theses line of business include evolving technologies which provide alternate energy supplies and deregulation of electric and natural gas markets.

Resource planning for both the electric and natural gas businesses has been integrated so that the Company's customers are provided the most efficient and cost-effective products possible for all their energy requirements. The Company's need for new future electric resources to serve retail loads is expected to remain very minimal. The switching of electric heating customers to natural gas requires increased efforts on the Company's part in negotiating and securing competitively priced natural gas supplies for the future.

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes electric, natural gas and related commodity derivatives, and has established risk management oversight for these risks for each area of the Company's energy-related business. The Company has implemented or is in the process of implementing procedures to manage such risk and has established a comprehensive risk management committee, separate from the units that create such risk exposure and overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Economic and Load Growth

The Company expects economic growth to continue in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and attract new businesses to the Inland Northwest. Agriculture, mining and lumber were the primary industries for many years, but health care, education, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. The Company also anticipates strong economic growth to continue in its Oregon service area.

The Company anticipates residential and commercial electric load growth to average approximately 2.1% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis. A Public Utility Regulatory Policies Act of 1978 (PURPA) contract with the Company's largest customer expires in 2002. The customer is expected to self-generate at that time, which will reduce the load to this customer by the amount the Company has been purchasing and then reselling to them. Although it will have no material impact on loads, it will reduce the Company's costs since the PURPA contract is at above-market prices. The resulting impact on the Company's total load for retail customers is zero load growth because the loss of this customer is expected to approximately equal the load growth from all other retail customers. Overall, the load growth, adjusted for this situation, remains at 2.0% annually.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.9% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 2.1% growth annually during that same period.

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

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and chinook salmon, the Kootenai River white sturgeon and the bull trout have either been added to the endangered species list under the Federal Endangered Species Act (ESA), listed as "threatened" under the ESA or been petitioned for listing under the ESA. Thus far, measures which have been adopted and implemented to save both the Snake River sockeye salmon and chinook salmon have not directly impacted generation levels at any of the Company's hydroelectric dams. The Company does, however, purchase power from four projects on the Columbia River that are being directly impacted by these ongoing mitigation measures. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on the Company at this time. Future actions to save these, and other as yet unidentified fish or wildlife species, could further impact the Company's operations or the operations of some of its major customers or suppliers. It is currently not possible to predict the likely economic costs to the Company resulting from these actions.

The Company is currently in the process of relicensing the Cabinet Gorge and Noxon Rapids hydroelectric projects on the Clark Fork River in northern Idaho and western Montana. The restoration of native salmonic fish, in particular bull trout, is a principal focus for the members of the collaborative hydroelectric relicensing project. Bull trout are native to this area and a "threatened" listing for bull trout may occur in 1998 under the ESA. The Company is working closely with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana to institute coordinated recovery measures on the lower Clark Fork River. It is currently not possible to predict the likely economic costs to the Company resulting from bull trout recovery.

Relicensing studies in 1997 indicated very high levels of atmospheric gas supersaturation below Cabinet Gorge Dam during periods of heavy spill. Future studies are expected to identify what, if any, effects there are to aqueous resources and whether abatement measures will be required at Cabinet Gorge.

See Note 17 of Notes to Financial Statements for additional information.

Year 2000

The Company has and will continue to review, test and make modifications to its computer systems and applications to ensure that its generation, transmission and distribution facilities, as well as its corporate functions, will provide uninterrupted service and that year 2000 transactions can be processed. This review process includes its information systems, the control and embedded systems of the Company's utility plant, as well as the status of major vendors. The Company will review and, if necessary, test the compliance plans of the operators of utility plants in which the Company has an ownership interest but does not have operating control. The Company has identified the major

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
vendors with which it has major alliances or is dependent upon for products or services and is in the process of contacting such vendors to ascertain what plans they have to correct any problems they may face with year 2000 compliance. The Company is also involved in discussions with other electric service providers in the Western Systems Coordinating Council to evaluate potential risks associated with this issue resulting from interconnected electric and informational systems.

At this time, it is the Company's assessment that all identified modifications to systems within the Company's operating control will be made within the required time frames. Preliminary estimates of the incremental costs to be incurred in the 1997-1999 period are approximately $4-6 million. Maintenance and modification costs will be expensed as incurred, while the costs of new software, approximately $1.4 million of the total estimate, will be capitalized and amortized over the software's useful life. The Company can make no assurances regarding the year 2000 compliance status of systems or parties outside of the Company's direct control and the Company cannot assess the effect on the Company of non-compliance by systems or parties outside of the Company's direct control.

Other

The Board of Directors considers the level of dividends on the Company's common stock on a continuing basis, taking into account numerous factors including, without limitation, the Company's results of operations and financial condition, as well as general economic and competitive conditions. The Company's net income available for dividends is derived from its retail electric and natural gas utility operations, its non-energy operations (primarily Pentzer) and its National Energy Trading and Marketing operations.

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

Energy Delivery and Generation and Resources Operations  -

In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company and its Energy Delivery and Generation and Resources operations to differ materially from those discussed in forward-looking statements include prevailing legislative developments, governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, weather conditions, wholesale and retail competition (including but not limited to electric retail wheeling and transmission cost), availability of economic supplies of natural gas, present or prospective natural gas distribution or transmission competition (including but not limited to prices of alternative fuels and system deliverability costs), recovery of purchased power and purchased gas costs, present or prospective generation, operations and construction of plant facilities, and acquisition and disposal of assets or facilities.

National Energy Trading and Marketing Operations  -

In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the National Energy Trading and Marketing operations to differ materially from those discussed in forward-looking statements include further industry restructuring evolving from federal and/or state legislation, regulatory actions by state utility commissions, demand for and availability of energy throughout the country, wholesale competition, availability of economic supplies of natural gas, margins on purchased power, and the formation of additional alliances or entities.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Non-Energy Operations  -

Certain important factors which could cause actual results or outcomes for the Company's non-energy operations to differ materially from those discussed in forward-looking statements include competition from other companies, the ability to obtain new customers and retain old ones, reliability of customer orders, business acquisitions, disposal of assets, the ability to obtain funds from operations, debt or equity, research and development findings and the availability of economic expansion or development opportunities.

Factors Common to All Operations  -

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

INDEPENDENT AUDITORS' REPORT


The Washington Water Power Company
Spokane, Washington


We have audited the accompanying consolidated balance sheets and statements of capitalization of The Washington Water Power Company and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings, cash flows, and the schedules of information by business segments for each of the three years in the period ended December 31, 1997. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, such consolidated financial statements and schedules present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, the schedules referred to above present fairly, in all material respects, the segment information of the Company and its subsidiaries in accordance with generally accepted accounting principles.


Deloitte & Touche LLP


Seattle, Washington
January 30, 1998

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                           1997           1996           1995
                                                        -----------    -----------    -----------
OPERATING REVENUES ..................................   $ 1,302,172    $   944,957    $   755,009
                                                        -----------    -----------    -----------

OPERATING EXPENSES:
   Resource costs ...................................       719,905        378,664        272,462
   Operations and maintenance .......................       176,354        181,298        115,657
   Administrative and general .......................        96,611         76,972         62,486
   Depreciation and amortization ....................        69,893         72,097         67,572
   Taxes other than income taxes ....................        49,945         49,005         46,992
                                                        -----------    -----------    -----------
     Total operating expenses .......................     1,112,708        758,036        565,169
                                                        -----------    -----------    -----------

INCOME FROM OPERATIONS ..............................       189,464        186,921        189,840
                                                        -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense .................................       (66,275)       (63,255)       (59,022)
   Interest on income tax recovery ..................        47,338             --             --
   Net gain on subsidiary transactions ..............        11,218         23,953          9,328
   Merger-related expenses ..........................            --        (15,848)            --
   Other income (deductions)-net ....................        (5,873)         1,191           (609)
                                                        -----------    -----------    -----------
     Total other income (expense)-net ...............       (13,592)       (53,959)       (50,303)
                                                        -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ..........................       175,872        132,962        139,537

INCOME TAXES ........................................        61,075         49,509         52,416
                                                        -----------    -----------    -----------

NET INCOME ..........................................       114,797         83,453         87,121

DEDUCT-Preferred stock dividend requirements ........         5,392          7,978          9,123
                                                        -----------    -----------    -----------

INCOME AVAILABLE FOR COMMON STOCK ...................   $   109,405    $    75,475    $    77,998
                                                        ===========    ===========    ===========

Average common shares outstanding (thousands) .......        55,960         55,960         55,173

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED   $      1.96    $      1.35    $      1.41


Dividends paid per common share .....................   $      1.24    $      1.24    $      1.24


RETAINED EARNINGS, JANUARY 1 ........................   $   131,301    $   125,031    $   114,848

NET INCOME ..........................................       114,797         83,453         87,121
DIVIDENDS DECLARED:
   Preferred stock ..................................        (5,339)        (8,213)        (8,971)
   Common stock .....................................       (69,390)       (69,390)       (68,392)
ESOP dividend tax savings ...........................           407            420            425
                                                        -----------    -----------    -----------

RETAINED EARNINGS, DECEMBER 31 ......................   $   171,776    $   131,301    $   125,031
                                                        ===========    ===========    ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                    1997         1996
                                                                 ----------   ----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents .................................   $   30,593   $    8,211
   Temporary cash investments ................................       22,641       19,709
   Accounts and notes receivable-net .........................      176,882      148,742
   Energy commodity assets ...................................       76,449           --
   Materials and supplies, fuel stock and natural gas stored .       42,148       31,729
   Prepayments and other .....................................       28,130       19,998
                                                                 ----------   ----------
     Total current assets ....................................      376,843      228,389
                                                                 ----------   ----------

UTILITY PROPERTY:
   Utility plant in service-net ..............................    2,031,026    1,951,604
   Construction work in progress .............................       37,446       38,696
                                                                 ----------   ----------
     Total ...................................................    2,068,472    1,990,300
   Less:  Accumulated depreciation and amortization ..........      635,349      592,424
                                                                 ----------   ----------
     Net utility plant .......................................    1,433,123    1,397,876
                                                                 ----------   ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................       69,013       75,312
   Non-utility properties and investments-net ................      208,149      149,747
   Other-net .................................................       20,065       22,670
                                                                 ----------   ----------
     Total other property and investments ....................      297,227      247,729
                                                                 ----------   ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................      176,682      164,753
   Conservation programs .....................................       53,338       57,703
   Unamortized debt expense ..................................       23,978       23,148
   Prepaid power purchases ...................................       18,134       30,935
   Other-net .................................................       32,460       26,765
                                                                 ----------   ----------
     Total deferred charges ..................................      304,592      303,304
                                                                 ----------   ----------

       TOTAL .................................................   $2,411,785   $2,177,298
                                                                 ==========   ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable ..........................................   $  154,312   $   95,268
   Energy commodity liabilities ..............................       70,135           --
   Taxes and interest accrued ................................       35,705       37,344
   Other .....................................................       79,586       70,873
                                                                 ----------   ----------
     Total current liabilities ...............................      339,738      203,485
                                                                 ----------   ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ...................................       36,071       27,855
   Deferred income taxes .....................................      352,749      312,529
   Other deferred credits ....................................       17,230       43,167
                                                                 ----------   ----------
     Total non-current liabilities and deferred credits ......      406,050      383,551
                                                                 ----------   ----------

CAPITALIZATION (See Consolidated Statements of Capitalization)    1,665,997    1,590,262
                                                                 ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 10, 13 and 17)

       TOTAL .................................................   $2,411,785   $2,177,298
                                                                 ==========   ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                                            1997           1996
                                                                                        -----------    -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 ....................................................   $    66,700    $    66,700
     7 2/5% due December 1, 2016 ....................................................        17,000         17,000
     Secured Medium-Term Notes:
       Series A - 595% to 806% due 2000 through 2023 ................................       211,500        227,000
       Series B - 620% to 825% due 1999 through 2010 ................................       150,000        141,000
                                                                                        -----------    -----------
       Total first mortgage bonds ...................................................       445,200        451,700
                                                                                        -----------    -----------

   Pollution Control Bonds:
     6% Series due 2023 .............................................................         4,100          4,100

   Unsecured Medium-Term Notes:
     Series A - 794% to 958% due 1998 through 2007 ..................................        52,500         72,500
     Series B - 675% to 823% due 1999 through 2023 ..................................       115,000        120,000
                                                                                        -----------    -----------
       Total unsecured medium-term notes ............................................       167,500        192,500
                                                                                        -----------    -----------

   Notes payable (due within one year) to be refinanced .............................       108,500         85,000
   Other ............................................................................        36,885         31,226
                                                                                        -----------    -----------
     Total long-term debt ...........................................................       762,185        764,526
                                                                                        -----------    -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 .....................................................        50,000             --
     Floating Rate, Series B, due 2037 ..............................................        60,000             --
                                                                                        -----------    -----------
       Total company-obligated mandatorily redeemable preferred trust securities ....       110,000             --
                                                                                        -----------    -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $8.625 Series I; 100,000 and 300,000 shares outstanding ($100 stated value) ....        10,000         30,000
     $6.95 Series K; 350,000 shares outstanding ($100 stated value) .................        35,000         35,000
                                                                                        -----------    -----------
       Total subject to mandatory redemption ........................................        45,000         65,000
                                                                                        -----------    -----------

   Not subject to mandatory redemption:
     Flexible Auction Series J; 500 shares outstanding - 1996 ($100,000 stated value)            --         50,000
                                                                                        -----------    -----------
       Total not subject to mandatory redemption ....................................            --         50,000
                                                                                        -----------    -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     55,960,360 shares outstanding ..................................................       594,852        594,852
   Note receivable from employee stock ownership plan ...............................        (9,750)       (11,009)
   Capital stock expense and other paid in capital ..................................       (10,143)       (10,112)
   Unrealized investment gain-net ...................................................         2,077          5,704
   Retained earnings ................................................................       171,776        131,301
                                                                                        -----------    -----------
     Total common equity ............................................................       748,812        710,736
                                                                                        -----------    -----------

TOTAL CAPITALIZATION ................................................................   $ 1,665,997    $ 1,590,262
                                                                                        ===========    ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                                   1997         1996         1995
                                                                 ---------    ---------    ---------
OPERATING  ACTIVITIES:
   Net income ................................................   $ 114,797    $  83,453    $  87,121
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ...........................      69,893       72,097       67,572
     Provision for deferred income taxes .....................      37,122       12,505       (5,487)
     Allowance for equity funds used during construction .....      (1,323)      (1,072)        (589)
     Power and natural gas cost deferrals and amortizations ..     (16,470)         666       16,156
     Deferred revenues and other-net .........................     (17,758)        (215)       9,600
     (Increase) decrease in working capital components:
       Receivables and prepaid expense .......................     (39,733)     (26,333)     (22,279)
       Materials & supplies, fuel stock and natural gas stored      (8,050)       7,741      (11,733)
       Payables and other accrued liabilities ................      55,163       21,618       21,532
       Other .................................................       8,758        7,103      (29,661)
                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................     202,399      177,563      132,232
                                                                 ---------    ---------    ---------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ..     (89,016)     (91,279)     (83,494)
   Other capital requirements ................................     (11,696)      (1,399)         550
   Decrease in other noncurrent balance sheet items-net ......      18,620       18,565        8,893
   Assets acquired and investments in subsidiaries ...........     (31,702)     (29,225)     (13,864)
                                                                 ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ........................    (113,794)    (103,338)     (87,915)
                                                                 ---------    ---------    ---------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings ..............      23,500       55,500      (28,500)
   Proceeds from issuance of preferred trust securities ......     110,000           --           --
   Proceeds from issuance of long-term debt ..................      20,000           --       78,000
   Redemption and maturity of long-term debt .................     (51,500)     (38,000)     (45,000)
   Redemption of preferred stock .............................     (70,000)     (20,000)          --
   Sale of common stock ......................................          --          216       12,518
   Cash dividends paid .......................................     (75,329)     (77,318)     (65,499)
   Other-net .................................................     (22,894)       8,424        4,150
                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (66,223)     (71,178)     (44,331)
                                                                 ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...........      22,382        3,047          (14)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............       8,211        5,164        5,178
                                                                 ---------    ---------    ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD .....................   $  30,593    $   8,211    $   5,164
                                                                 =========    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest ................................................   $  63,608    $  56,893    $  53,415
     Income taxes ............................................      29,132       49,447       50,004
   Noncash financing and investing activities:
     Property purchased under capitalized leases .............       4,521        4,356        2,628
     Fair value of assets acquired in acquisitions ...........          --           --       38,187
     Liabilities assumed in connection with acquisitions .....          --           --       28,695
     Notes receivable in exchange for land ...................          --       29,913        5,837
     Net unrealized holding gains (losses) ...................      (5,050)     (13,680)       5,043
     Dividend reinvestment plan reinvested dividends .........          --          216       11,516

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                        1997          1996           1995
                                                    -----------    -----------    -----------
OPERATING REVENUES:
   Energy Delivery ..............................   $   380,532    $   380,428    $   374,604
   Generation and Resources .....................       511,133        418,566        286,612
   National Energy Trading and Marketing ........       247,646            116             --
   Non-energy ...................................       164,010        145,847         93,793
   Intersegment eliminations ....................        (1,149)            --             --
                                                    -----------    -----------    -----------
     Total operating revenues ...................   $ 1,302,172    $   944,957    $   755,009
                                                    ===========    ===========    ===========

RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale ...........   $    93,880    $    96,585    $   102,375
     Other ......................................        (2,050)         1,151          1,055
   Generation and Resources:
     Power purchased ............................       309,439        190,040         97,669
     Fuel for generation ........................        34,461         40,578         32,298
     Other ......................................        50,694         50,237         39,065
   National Energy Trading and Marketing:
     Cost of sales ..............................       232,389             --             --
     Other ......................................         2,173             73             --
   Intersegment eliminations ....................        (1,081)            --             --
                                                    -----------    -----------    -----------
     Total resource costs (excluding Non-energy)    $   719,905    $   378,664    $   272,462
                                                    ===========    ===========    ===========

GROSS MARGINS:
   Energy Delivery ..............................   $   288,702    $   282,692    $   271,174
   Generation and Resources .....................       116,539        137,711        117,580
   National Energy Trading and Marketing ........        13,084             43             --
                                                    -----------    -----------    -----------
     Total gross margins (excluding Non-energy) .   $   418,325    $   420,446    $   388,754
                                                    ===========    ===========    ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ..............................   $    46,688    $    47,664    $    39,240
   Generation and Resources .....................        16,312         15,339         12,198
   National Energy Trading and Marketing ........        10,442          1,844             --
   Non-energy ...................................        23,169         12,125         11,048
                                                    -----------    -----------    -----------
     Total administrative and general expenses ..   $    96,611    $    76,972    $    62,486
                                                    ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ..............................   $    32,483    $    33,875    $    31,764
   Generation and Resources .....................        25,432         27,899         27,405
   National Energy Trading and Marketing ........           442             --             --
   Non-energy ...................................        11,536         10,323          8,403
                                                    -----------    -----------    -----------
     Total depreciation and amortization expenses   $    69,893    $    72,097    $    67,572
                                                    ===========    ===========    ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ..............................   $   113,745    $    89,447    $   108,212
   Generation and Resources .....................        64,613         84,211         68,132
   National Energy Trading and Marketing ........         2,191         (1,801)            --
   Non-energy ...................................         8,984         15,064         13,496
   Intersegment eliminations ....................           (69)            --             --
                                                    -----------    -----------    -----------
     Total income from operations ...............   $   189,464    $   186,921    $   189,840
                                                    ===========    ===========    ===========

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources .   $    95,385    $    54,426    $    63,187
   National Energy Trading and Marketing ........         2,488         (1,161)            --
   Non-energy ...................................        11,532         22,210         14,811
                                                    -----------    -----------    -----------
     Total income available for common stock ....   $   109,405    $    75,475    $    77,998
                                                    ===========    ===========    ===========


SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                   1997         1996         1995
                                                ----------   ----------   ----------
ASSETS:
   Energy Delivery ..........................   $1,051,585   $1,014,451   $  917,011
   Generation and Resources .................      620,142      683,599      656,628
   Other utility ............................      255,012      223,379      295,541
   National Energy Trading and Marketing ....      214,630          899           --
   Non-energy ...............................      270,416      254,970      229,722
                                                ----------   ----------   ----------
     Total assets ...........................   $2,411,785   $2,177,298   $2,098,902
                                                ==========   ==========   ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ..........................   $   75,499   $   80,095   $   61,047
   Generation and Resources .................       11,676        8,726       18,897
   National Energy Trading and Marketing ....        4,056           --           --
   Non-energy ...............................        7,951        2,339        4,934
                                                ----------   ----------   ----------
     Total capital expenditures .............   $   99,182   $   91,160   $   84,878
                                                ==========   ==========   ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Washington Water Power Company (Company) was incorporated in the State of Washington in 1889, and operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Corp., which is the parent company to the Company's subsidiaries.

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

The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales trading and wholesale marketing primarily to other utilities and power brokers in the western United States. Energy trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Generation and Resources manages the Company's electric energy resource portfolio, which is used to serve Energy Delivery's retail electric customers and Generation and Resources' wholesale electric customers. In managing the electric energy resource portfolio, Generation and Resources seeks to optimize the availability and operations of generation resources. Revenues and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region, marginal fuel prices and the demand for power in other areas of the country. Other factors affecting the wholesale power market include an increasing number of power brokers and marketers, lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts, typically with lower margins, deregulation of the electric utility industry and competition from low cost generation being developed by independent power producers.

Avista Corp. owns the Company's National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Energy's business is affected by several factors, including the demand for and availability of power throughout the United States, an increasing number of power brokers and marketers, lower unit margins on new sales contracts, fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts with lower margins, marginal fuel prices and deregulation of the electric utility industry. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing and resource accounting.

The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses. Pentzer's business strategy is such that its earnings result from both transactional and non-transactional earnings. Transactional gains arise from a one-time event or a specific transaction, such as the sale of an investment or individual company from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies.

BASIS OF REPORTING

The financial statements are presented on a consolidated basis and, as such, include the assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in the consolidation. The accompanying financial statements include the Company's proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (See Note 6). The financial activity of each of the Company's lines of business is reported in the "Schedule of Information by Business Segments." Such information is an integral part of these financial statements.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that directly affect the reported amounts of assets, liabilities, revenues and expenses.

ALLOCATION OF REVENUES AND EXPENSES FOR REPORTING BUSINESS SEGMENTS

A portion of the utility's revenues and expenses have been allocated between the two business segments in order to report results of operations by the individual lines of business - (1) Energy Delivery and (2) Generation and Resources. The Energy Delivery business reports the results of the Company's transmission and distribution

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

services for retail electric operations and all natural gas operations. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results of the Generation and Resources line of business. The results of all natural gas operations are included in the Energy Delivery line of business because natural gas trackers allow natural gas costs to pass through within that line of business without the commodity prices having a material income effect. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas commodity trading and wholesale marketing primarily to other utilities and power brokers in the western United States.

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

OTHER INCOME (DEDUCTIONS) -- NET

Other income (deductions)-net is composed of the following items:

                                            YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1997        1996       1995
                                       --------    --------    --------
                                             (Thousands of Dollars)
Interest income ....................   $  6,392    $  5,760    $  3,645
Capitalized interest (debt) ........      1,550       1,290       1,042
Gain (loss) on property dispositions     (1,222)       (152)      1,272
Minority interest ..................       (574)     (1,193)       (314)
Capitalized interest (equity) ......      1,323       1,072         589
Other ..............................    (13,342)     (5,586)     (6,843)
                                       --------    --------    --------
     Total .........................   $ (5,873)   $  1,191    $   (609)
                                       ========    ========    ========

EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common shares outstanding during the period. Basic and diluted earnings per share, computations prescribed per FAS No. 128, are the same since the Company does not have any common stock equivalents to dilute basic earnings per share.

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

The effective AFUDC rate was 10.67% in 1997, 1996 and 1995. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

DEPRECIATION

For utility operations, depreciation provisions are estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 6%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.59% in 1997, 2.58% in 1996 and 2.57% in 1995.

The average service lives and remaining average service lives, respectively, for the following broad categories of property are: electric thermal production - 35 and 19 years; hydroelectric production - 100 and 81 years; electric transmission
- 60 and 30 years; electric distribution - 40 and 33 years; and natural gas distribution property - 44 and 32 years.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

TEMPORARY INVESTMENTS

Investments in debt and marketable equity securities are classified as "available for sale" and are recorded at fair value. Investments totaling $28.2 million and $22.6 million are included on the Consolidated Balance Sheets at December 31, 1997 as other property and investments and current assets, respectively. Investments totaling $14.2 million and $19.7 million are included on the Consolidated Balance Sheets at December 31, 1996 as other property and investments and current assets, respectively. Unrealized investment gains, as of December 31, 1997 and 1996, of $2.1 million and $5.7 million, respectively, net of taxes, are reflected as a separate component of shareholders' equity in the Consolidated Statements of Capitalization.

DEFERRED CHARGES AND CREDITS

The Company prepares its financial statements in accordance with the provisions of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A regulated enterprise can prepare its financial statements in accordance with FAS No. 71 only if (i) the enterprise's rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the enterprise's cost of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers. FAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, FAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of FAS No. 71 to all or a portion of the Company's regulated operations, the Company could be required to write off its regulatory assets and could be precluded from the future deferral in the Consolidated Balance Sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.

The Company's primary regulatory assets include Investment in Exchange Power, conservation programs, deferred income taxes, the provision for postretirement benefits and debt issuance and redemption costs. Those items without a specific line on the Consolidated Balance Sheets are included in Deferred Charges - Other-net. Deferred credits include natural gas deferrals, unrecovered purchased gas costs and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as Non-current Liabilities and Deferred Credits - Other Deferred Credits.

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS

The Company has a power cost adjustment mechanism (PCA) in Idaho which allows the Company to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and PURPA contracts. Rate changes are triggered when the deferred balance reaches $2.2 million. The deferred balance was $4.2 million at December 31, 1997, but a tariff change was not filed since there are currently two rebates in effect and the PCA rules do not allow more than two consecutive surcharges/rebates during any 12-month period. The following surcharges and rebates were in effect during the past three years: a $2.6 million (2.3%) rebate effective September 1, 1997, which will expire August 31, 1998; a $2.6 million (2.4%) rebate effective June 1, 1997, which will expire May 31, 1998; a $2.5 million (2.3%) rebate effective September 1, 1996, which expired August 31, 1997; $2.3 million (2.4%) surcharge effective September 1, 1995, which expired August 31, 1996; and a $2.2 million (2.5%) surcharge effective January 1, 1995, which expired December 31, 1995. The rebates balance and the deferred balance are included in the Current Liabilities - Other and Non-Current Liabilities and Deferred Credits - Other Deferred Credits lines, respectively, on the Consolidated Balance Sheets.

Under established regulatory practices, the Company is also allowed to adjust its natural gas rates from time to time to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. In Oregon, regulatory provisions include a sharing of benefits and risks associated with changes in natural gas prices. The balance is included on the Consolidated Balance Sheets as Non-current Liabilities and Deferred Credits - Other Deferred Credits.

INCOME TAXES

The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1994 return.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FAS No. 128, entitled "Earnings per Share" which is effective for fiscal years ending December 31, 1997. FAS No. 128 establishes standards for computing and presenting earnings per share. The Company adopted this standard effective December 31, 1997. Basic and diluted earnings per share are the same since the Company does not have any common stock equivalents to dilute basic earnings per share. Earnings per share for prior years were not restated.

FAS No. 129, entitled "Disclosure of Information about Capital Structure," effective for fiscal years ending December 31, 1997, requires certain disclosures related to the Company's capital structure. The Company adopted this standard effective December 31, 1997. The required information is provided in Notes 11, 14, 15 and 16.

FAS No. 130, entitled "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. It requires companies to (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company does not expect this standard to have a material effect on the Company's financial statement presentation.

FAS No. 131, entitled "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997, requires public enterprises to report financial and descriptive information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted this standard effective December 31, 1997. The required disclosures are provided in the Schedule of Information by Business Segment and in Note 1.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.


NOTE 2.  ACCOUNTS RECEIVABLE SALE

In July 1997, WWP Receivables Corp. (WWPRC) was incorporated as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Subsequently, WWPRC and the Company have entered into an agreement whereby WWPRC can sell without recourse, on a revolving basis, up to $40.0 million in those receivables. WWPRC is obligated to pay fees which approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. At December 31, 1997, $40.0 million in receivables had been sold pursuant to the agreement, which qualifies as a sale of assets under FAS No. 125.


NOTE 3.  ENERGY COMMODITY TRADING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes electric, natural gas and related commodity derivatives, and has established risk management oversight for these risks for each area of the Company's energy-related business. The Company has implemented or is in the process of implementing procedures to manage such risk and has established a comprehensive risk management committee, separate from the units that create such risk exposure and overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

GENERATION AND RESOURCES

The Company protects itself against price fluctuations on electric energy and natural gas by limiting the aggregate level of net open positions which are exposed to market price changes and through the use of electric, natural gas and related commodity derivative instruments for hedging purposes. The net open position is actively managed

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

with strict policies designed to limit the exposure to market risk and which require daily and weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the Company may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Financial instruments are not held for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the Consolidated Statements of Income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased or purchased power expense, as the case may be). At December 31, 1997, the commodity derivative hedge agreements outstanding were immaterial.

NATIONAL ENERGY TRADING AND MARKETING

Avista Energy markets power and energy services to other utilities and wholesale power marketers by entering into contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy engages in the trading of electric, natural gas and related commodity derivatives, such as forwards, futures, swaps and options, and therefore experiences net open positions in terms of price, volume and specified delivery point. The open positions expose Avista Energy to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require daily reporting to management of potential financial exposure. The risk management committee has limited the types of electric, natural gas and related commodity derivative instruments Avista Energy may trade to those related to electricity and natural gas commodities.

Avista Energy's trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related commodity derivative instruments are recognized as gains or losses in the period of change. Gains and losses on electric, natural gas and related commodity derivative instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included on the Consolidated Statements of Income in operating revenues or expenses (cost of sales), as appropriate, and on the Consolidated Balance Sheets as energy commodity assets or liabilities or as non-utility properties and investments-net (a non-current asset) or non-current liabilities. Because of underlying price fluctuations, the mark-to-market totals may fluctuate throughout the month.

Notional Amounts and Terms The notional amounts and terms of the outstanding financial instruments at December 31, 1997 are set forth below (volumes in thousands of mmBTUs and MWhs):

                                   Fixed Price     Fixed Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   -----------     -----------    --------------
           Energy commodities
               Natural gas           250,293         269,658          13
               Electric               17,848          14,925           9


Avista Energy also has sales and purchase commitments associated with contracts based on market prices totaling 108,464,859 mmBTUs, with terms extending up to 3 years. At year-end, there were no fixed index electric transactions.

Notional amounts reflect the volume of transactions but do not necessarily represent the amounts exchanged by the parties to the commodity derivative instruments. Accordingly, notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to Avista Energy's risk management needs.

Fair Value The fair value of the financial instruments as of December 31, 1997, and the average fair value of those instruments held during the year are set forth below (dollars in thousands):

                                 Fair Value                        Average Fair Value for the
                          as of December 31, 1997                 year ended December 31, 1997
                ------------------------------------------- --------------------------------------------
                Current   Long-term   Current    Long-term  Current   Long-term   Current    Long-term
                Assets     Assets   Liabilities Liabilities Assets     Assets    Liabilities Liabilities
                ------     ------   ----------- ----------- -------   ---------  ----------- -----------
Natural gas     54,235      3,517     51,753      3,105     31,104      2,017     29,680      1,781
Electric        22,214      9,586     18,382      7,451     12,740      5,498     10,542      4,273


The weighted average term of Avista Energy's natural gas and related commodity derivative instruments as of December 31, 1997 was approximately three months. The weighted average term of Avista Energy's electric

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

commodity derivatives at year-end was approximately twelve months. The fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk was $8.9 million and is included on the Consolidated Statements of Income in operating revenues.

MARKET RISK

The Company manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by its Board of Directors. Market risks are monitored by the risk management committee to ensure compliance with the Company's stated risk management policies. The Company measures the risk in its portfolio on a daily basis in accordance with value-at-risk and other risk methodologies established by the risk management committee. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products.

CREDIT RISK

The Company is exposed to credit risk in the event of nonperformance by customers or counterparties of their contractual obligations. The concentration of customers and/or counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, the Company maintains credit policies with regard to their customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers' and counterparties' financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or parent company guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. The Company maintains credit reserves which are based on management's evaluation of the credit risk of the overall portfolio. Based on these policies, exposures and the credit reserves, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of customer or counterparty nonperformance. New York Mercantile Exchange traded futures and option contracts are financially guaranteed by the Exchange and have nominal credit risk.


NOTE 4.  NATIONAL ENERGY TRADING AND MARKETING EQUITY INVESTMENT


Effective August 1, 1997, Howard Energy Marketing, which serves customers in the upper Midwest and Northeast United States, and Avista Energy formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company in which Avista Energy has a 50% ownership. Avista Energy's initial equity investment in Howard/Avista was $25 million. The investment in Howard/Avista is accounted for using the equity method of accounting. Under this method, equity in the net income or losses of Howard/Avista is reflected in Other Income (Deductions)-net on the accompanying Consolidated Statements of Income for the year ended December 31, 1997. The net investment in the net assets of Howard/Avista is included in Non-utility Properties and Investments-net on the accompanying Consolidated Balance Sheets at December 31, 1997.

The following selected financial information for Howard/Avista reflects that company's total financial position and operating results as of and for the five months ended December 31, 1997:

RESULTS OF OPERATIONS   (thousands of dollars)

                                                  Five months ended
                                                  December 31, 1997
                                                  -----------------
           Revenues                                  $1,041,622
           Operating Expenses                        (1,038,087)
           Other Income-net                                   8
                                                     ----------
           Net Income (pre-tax)                      $    3,543
                                                     ==========
           Avista Energy's equity in earnings
              of Howard/Avista Energy LLC (pre-tax)  $    1,772

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


FINANCIAL POSITION   (thousands of dollars)

                                                  December 31, 1997
                                                  -----------------
           Current Assets                             $ 400,150
           Other Assets                                   1,960
                                                      ---------
           Total Assets                               $ 402,110
                                                      =========
           Current Liabilities                        $ 348,339
           Other Liabilities                                228
                                                      ---------
           Total Liabilities                            348,567
           Equity                                        53,543
                                                      ---------
           Total Liabilities and Equity               $ 402,110
                                                      =========
           Avista Energy's equity investment
              in Howard/Avista Energy LLC (pre-tax)   $  26,772


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (thousands of dollars):

                                                                 AT DECEMBER 31,
                                                            -------------------------
                                                               1997           1996
                                                            ----------     ----------
        Energy Delivery:
         Electric distribution ........................     $  567,552     $  539,467
         Electric transmission ........................        262,393        251,559
         Natural gas underground storage ..............         18,646         18,275
         Natural gas distribution .....................        329,232        302,853
         Natural gas transmission .....................          3,059          3,059
         Construction work in progress (CWIP) and other        163,949        156,012
                                                            ----------     ----------
           Energy Delivery total ......................      1,344,831      1,271,225
                                                            ----------     ----------
        Generation and Resources:
         Electric production ..........................        702,092        695,273
         CWIP and other ...............................         21,549         23,802
                                                            ----------     ----------
           Generation and Resources total .............        723,641        719,075
                                                            ----------     ----------
        Total utility .................................      2,068,472      1,990,300
        National Energy Trading and Marketing .........          4,345            294
        Non-energy ....................................         44,831         35,533
                                                            ----------     ----------
        Total .........................................     $2,117,648     $2,026,127
                                                            ==========     ==========



NOTE 6.  JOINTLY OWNED ELECTRIC FACILITIES

The Company has investments in jointly owned generating plants. Financing for the Company's ownership in the projects is provided by the Company. The Company's share of related operating and maintenance expenses for plants in service is included in corresponding accounts in the Consolidated Statements of Income. See Note 17 for additional information related to potential impacts of Clean Air Act Amendments on these plants. The following table indicates the Company's percentage ownership and the extent of the Company's investment in such plants at December 31, 1997:

                                                    COMPANY'S CURRENT SHARE OF
                                        -----------------------------------------------------------------
                      KW of                                                                 Construction
                    Installed   Fuel    Ownership  Plant in    Accumulated     Net Plant      Work in
Project             Capacity    Source     (%)      Service    Depreciation    In Service     Progress
-------             --------    ------  ---------  --------    ------------    ----------   -------------
                                                               (Thousands of Dollars)
Centralia.........  1,330,000    Coal       15%    $  56,825       $  36,317  $  20,508        $  137
Colstrip 3 & 4....  1,556,000    Coal       15       273,597         104,811    168,786             -

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTE 7. PENSION PLANS

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

Net pension cost (income) for 1997, 1996 and 1995 is summarized as follows:

                                                            1997         1996         1995
                                                          --------     --------     --------
                                                                (Thousands of Dollars)
Service cost-benefits earned during the period .......    $  4,762     $  4,629     $  3,464
Interest cost on projected benefit obligation ........      10,601        9,954        9,142
Actual return on plan assets .........................     (21,042)     (16,897)     (27,910)
Net amortization and deferral ........................       7,904        4,682       17,272
                                                          --------     --------     --------
   Net periodic pension cost .........................    $  2,225     $  2,368     $  1,968
                                                          ========     ========     ========

The funded status of the Plans and the pension liability at December 31, 1997, 1996 and 1995, are as follows:

                                                                                   1997           1996           1995
                                                                                 ---------      ---------      ---------
                                                                                          (Thousands of dollars)
Actuarial present value of benefit obligation:
    Accumulated benefit obligation (including vested benefits of
      $(127,109,000), $(123,601,000) and $(114,964,000), respectively) ......    $(127,777)     $(125,658)     $(116,877)
                                                                                 =========      =========      =========
    Projected benefit obligation for service rendered to date ...............    $(155,565)     $(143,242)     $(133,233)
    Plan assets at fair value ...............................................      166,242        149,846        140,528
                                                                                 ---------      ---------      ---------
    Plan assets in excess of projected benefit obligation ...................       10,677          6,604          7,295
    Unrecognized net gain from returns different than assumed ...............      (23,802)       (21,101)       (19,704)
    Prior service costs not yet recognized ..................................       15,655         17,020         18,385
    Unrecognized net transition asset at year-end (being amortized
      over 19 years) ........................................................       (8,101)        (9,187)       (10,273)
                                                                                 ---------      ---------      ---------
    Pension liability .......................................................    $  (5,571)     $  (6,664)     $  (4,297)
                                                                                 =========      =========      =========
Assumptions used in calculations were:
    Discount rate at year-end ...............................................         7.25%           7.5%           7.5%
    Rate of increase in future compensation level ...........................          4.0%           4.0%           4.0%
    Expected long-term rate of return on assets .............................          9.0%           9.0%           9.0%

NOTE 8. OTHER POSTRETIREMENT BENEFITS

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

The Company received accounting orders from the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission
(IPUC) allowing the deferral of expense accruals under this Statement as a regulatory asset for future recovery. After further agreements with the WUTC, the Company discontinued deferring expenses, began amortizing prior deferrals already recorded and began recognition of current expenses in 1996.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. In 1997, 1996 and 1995, the Company recognized $1.2 million, $1.3 million and $1.8 million, respectively, as an expense for postretirement health care and life insurance benefits. The following table sets forth the health care plan's funded status at December 31, 1997, 1996 and 1995.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                                  1997        1996        1995
                                                --------    --------    --------
Retirees                                             584         574         617
Active plan participants                           1,272       1,345       1,328
                                                --------    --------    --------
Total participants                                 1,856       1,919       1,945

Accumulated postretirement benefit obligation (thousands of dollars):

Non-fully eligible plan participants                          $ (7,949)    $ (8,103)    $ (8,813)
Fully eligible plan participants                                (5,029)      (5,008)      (4,427)
Retirees and beneficiaries                                     (18,824)     (17,866)     (20,189)
                                                              --------     ---------    --------
  Total                                                        (31,802)     (30,977)     (33,429)
Fair value of plan assets                                       11,098        5,388        4,711
                                                              --------     --------     --------
Unfunded accumulated postretirement benefit obligation         (20,704)     (25,589)     (28,718)
Unrecognized (gain)/loss                                        (5,639)      (6,621)      (3,396)
Unrecognized transition obligation                              23,000       25,683       27,288
                                                              --------     --------     --------
Accrued postretirement benefit cost                           $ (3,343)    $ (6,527)    $ (4,826)
                                                              ========     ========     ========

Net postretirement benefit cost for 1997, 1996 and 1995 (thousands of dollars):

                                                                    1997         1996         1995
                                                                  --------     --------     --------
Service cost -  benefits earned during the period                 $    637     $    634     $    573
Return on the plan assets (if any)                                    (637)        (568)        (226)
Interest cost on accumulated postretirement benefit obligation       2,247        2,234        2,452
Amortization of transition obligation                                1,335        1,375        1,414
                                                                  --------     --------     --------
Total net periodic cost                                           $  3,582     $  3,675     $  4,213
                                                                  ========     ========     ========

The currently assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 5% for all years shown. The assumed rate of future medical cost increases has been gradually decreased since the adoption of FAS No. 106 in response to the actual leveling off of cost increases in the plan. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and net postretirement health care cost by approximately $224,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

NOTE 9. ACCOUNTING FOR INCOME TAXES

In June 1997, the Company received $81 million from the Internal Revenue Service
(IRS) to settle an income tax claim relating to its investment in the terminated nuclear project 3 of the Washington Public Power Supply System (WNP3). The $81 million recovery included $34 million in income taxes the Company overpaid in prior years plus $47 million in accrued interest, which in total contributed $41.4 million, or $0.74 per share, to net income.

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

The Company entered into settlement agreements with the WUTC and the IPUC in 1987 and 1988 providing for the recovery through retail prices of approximately 60% of the Company's $195 million investment in WNP3. As a result of these agreements, customers have been and will continue to receive the tax benefits relating to the recoverable portion of WNP3 over the recovery periods specified in the settlement agreements. The settlement agreements resulted in a write-off of approximately $75 million of the Company's WNP3 investment, with the entire write-off charged to shareholders. The tax recovery and related accrued interest from the IRS will flow through to the benefit of shareholders. The cash was used to fund new business investment, including growth opportunities in national energy markets, and reduced the need for issuance of long-term debt during 1997.

As of December 31, 1997 and 1996, the Company had recorded net regulatory assets of $176.7 million and $164.8 million, respectively, related to the probable recovery of FAS No. 109, "Accounting for Income Taxes," deferred tax liabilities from customers through future rates. Such regulatory assets will be adjusted by amounts recovered through rates.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):

                                                   1997        1996        1995
                                                 --------    --------    --------
Deferred tax liabilities:
  Differences between book and tax bases
   of utility plant                              $368,137    $333,017    $320,502
  Loss on reacquired debt                           5,504       6,283       7,173
  Other                                             5,825       8,271      10,013
                                                 --------    --------    --------
     Total deferred tax liabilities               379,466     347,571     337,688
                                                 --------    --------    --------

Deferred tax assets:
  Reserves not currently deductible                12,630      14,942      15,742
  Contributions in aid of construction              6,277       5,425       4,634
  Deferred natural gas credits                      1,138       4,157       3,894
  Centralia Trust                                   2,515       2,185          --
  Gain on sale of office building                   1,279       1,371       1,463
  Other                                             2,878       6,962       4,426
                                                 --------    --------    --------
     Total deferred tax assets                     26,717      35,042      30,159
                                                 --------    --------    --------
  Net deferred tax liability                     $352,749    $312,529    $307,529
                                                 ========    ========    ========

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows (the current and deferred effective tax rates are approximately the same during all periods):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                           --------      --------      --------
                                                                  (Thousands of Dollars)
Computed federal income taxes at statutory rate .......    $ 60,552      $ 46,103      $ 47,875
Increase (decrease) in tax resulting from:
   Accelerated tax depreciation .......................       5,014            23          (909)
   Prior year audit adjustments .......................     (31,458)       (3,491)        5,418
   Reserve for WNP3 ...................................      10,402            -             -
   Other ..............................................      12,500         3,955         (4,121)
                                                           --------      --------      --------
Total federal income tax expense* .....................    $ 57,010      $ 46,590      $ 48,263
                                                           ========      ========      ========
INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:
Federal taxes currently provided ......................    $ 51,104      $ 37,456      $ 48,318
Deferred income taxes .................................       5,906         9,134           (55)
                                                           --------      --------      --------
Total federal income tax expense ......................      57,010        46,590        48,263
   State income tax expense ...........................       4,065         2,919         4,153
                                                           --------      --------      --------
Federal and state income taxes ........................    $ 61,075      $ 49,509      $ 52,416
                                                           ========      ========      ========
*Federal Income Tax Expense:
    Utility ...........................................    $ 50,409      $ 34,866      $ 41,203
    National Energy Trading and Marketing .............       1,415          (625)           --
    Non-energy ........................................       5,186        12,349         7,060
                                                           --------      --------      --------
Total Federal Income Tax Expense ......................    $ 57,010      $ 46,590      $ 48,263
                                                           ========      ========      ========
Federal statutory rate ................................          35%           35%           35%

NOTE 10. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts (PUD), the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 1997, pertaining to these contracts is summarized in the following table:

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                                      COMPANY'S CURRENT SHARE OF
                                  -----------------------------------------------------------------      Contract
                                                                 Debt                      Revenue        Expira-
                                                 Kilowatt       Annual       Service        Bonds          tion
                                   Output       Capability     Costs(1)      Costs(2)    Outstanding       Date
                                  --------      ----------     --------      --------    -----------     --------
                                                              (Thousands of Dollars)
PUD CONTRACTS:
Chelan County PUD:
  Rocky Reach Project ..........       2.9%        37,000         1,652           573         6,822          2011
Grant County PUD:
  Priest Rapids Project ........       6.1         55,000         1,524           883        10,627          2005
  Wanapum Project ..............       8.2         75,000         1,947         1,178        16,950          2009
Douglas County PUD:
  Wells Project ................       3.7         30,000           828           577         6,593          2018
                                  --------       --------      --------      --------      --------      --------
          Totals ...............                  197,000      $  5,951      $  3,211      $ 40,992
                                                 ========      ========      ========      ========

(1) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 1997.

(2)   Included in annual costs.

Actual expenses for payments made under the above contracts for the years 1997, 1996 and 1995, were $5.9 million, $5.4 million and $8.1 million, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $5.4 million in 1998, $5.3 million in 1999, $6.3 million in 2000, $6.2 million in 2001 and $6.6 million in 2002 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.


NOTE 11.  LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for long-term debt outstanding at December 31, 1997 are as follows:

  YEAR ENDED                      SINKING FUND
  DECEMBER 31     MATURITIES      REQUIREMENTS       TOTAL
  -----------     ----------      ------------       -----
                             (thousands of Dollars)
1998............    10,000           4,407           14,407
1999............    47,500           4,407           51,907
2000............    55,000           4,197           59,197
2001............    44,000           3,647           47,647
2002............    50,000           3,497           53,497

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In 1997, $20.0 million of First Mortgage Bonds in the form of Secured Medium-Term Notes were issued, while $26.5 million of Secured Medium-Term Notes and $25.0 million of Unsecured Medium-Term Notes matured or were repurchased. As of December 31, 1997, the Company had remaining authorization to issue up to $89.0 million of Secured Medium-Term Notes.

In November 1997, the Company filed a Registration Statement with the SEC for up to and including $250 million of Debt Securities of the Company.

At December 31, 1997, the Company had $108.5 million outstanding under borrowing arrangements which are expected to be refinanced in 1998. See Note 12 for details of credit agreements.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Included in other long-term debt are the following items related to non-energy operations (thousands of dollars):

                                                       OUTSTANDING AT DECEMBER 31,
                                                       ---------------------------
                                                            1997          1996
                                                           -------       -------
Notes payable - variable rates through 1999 ........       $40,480       $34,633
Capital lease obligations ..........................         7,601         7,046
                                                           -------       -------
     Total non-energy ..............................        48,081        41,679
  Less: current portion ............................        12,177        11,180
                                                           -------       -------
     Net non-utility long-term debt ................       $35,904       $30,499
                                                           =======       =======

The fair value of the Company's long-term debt at December 31, 1997 and 1996 is estimated to be $647.3 million, or 105% of the carrying value and $658.7 million, or 102% of the carrying value, respectively. These estimates are based on available market information.

NOTE 12. BANK BORROWINGS

At December 31, 1997, the Company maintained lines of credit with various banks under two separate credit agreements amounting to $120.0 million. The Company has one revolving line of credit, expiring December 10, 1999, which provides a total credit commitment of $70.0 million. The second revolving credit agreement, which expires on July 22, 2000, provides a total credit commitment of $50.0 million. The Company pays commitment fees of up to 0.09% per annum on the average daily unused portion of each credit agreement.

In addition, under various agreements with banks, the Company can have up to $60.0 million in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provide, if funds are made available, for fixed-term loans for up to 180 days at a fixed rate of interest.

Balances and interest rates of bank borrowings under these arrangements were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           1997           1996
                                                        ----------     ---------
                                                         (Thousands of Dollars)
BALANCE OUTSTANDING AT END OF PERIOD:
   Fixed-term loans ..................................    $ 60,000     $ 50,000
   Revolving credit agreement ........................      48,500       35,000
MAXIMUM BALANCE DURING PERIOD:
   Fixed-term loans ..................................    $ 60,000     $ 50,000
   Revolving credit agreement ........................      48,500       35,500
AVERAGE DAILY BALANCE DURING PERIOD:
   Fixed-term loans ..................................    $ 23,737     $ 15,482
   Revolving credit agreement ........................       8,981       12,280
AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
   Fixed-term loans ..................................        5.81%        5.67%
   Revolving credit agreement ........................        5.66         5.34
AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
   Fixed-term loans ..................................        6.20%        5.88%
   Revolving credit agreement ........................        6.39         6.02

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a one-year credit agreement effective December 30, 1997, with a commercial bank. The facility expires November 30, 1998 and is guaranteed by Avista Corp. The agreement is uncommitted with a demand feature exercisable by the bank at the bank's sole discretion. All amounts advanced are done so on a demand loan basis. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure suppliers of products purchased by the co-borrowers. The credit facility is collateralized by substantially all of Avista Energy's inventory and receivables. The bank may extend credit, subject to the adequacy of collateral, up to $50 million. The maximum cash component of credit extended by the bank is $15 million, with availability of up to $50 million in the issuance of letters of credit. The credit facility includes a number of covenants (both affirmative and negative) and default events. At year-end, Avista Energy is in compliance with all such covenants. At year-end there were no cash advances (demand notes payable) and letters of credit outstanding under the facility totaled $2.75 million.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Non-energy operations have $80 million in short-term borrowing arrangements available. At December 31, 1997 and 1996, $18.6 million and $29.6 million, respectively, were outstanding.

NOTE 13. LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from one to fourteen years and expiration dates from 1998 to 2011. Certain of the lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets for varying amounts over the term of the lease. The Company's management believes that the likelihood of the occurrence of the specified events under which the Company could be required to purchase the property is remote. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $16.9 million, $15.2 million and $13.0 million, respectively. Future minimum lease payments (in thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are estimated as follows:

      Year ending December 31:
          1998                                      $  7,030
          1999                                         7,059
          2000                                         6,146
          2001                                         5,957
          2002                                         5,840
          Later years                                 31,845
                                                    --------
      Total minimum payments required               $ 63,877
                                                    ========

The Company also has various other cancellable operating leases, which are charged to operating expense, consisting of the Rathdrum combustion turbines, the Company airplane and a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.

NOTE 14. PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:

The Company redeemed its $50 million of Flexible Auction Preferred Stock, Series J in August 1997. The dividend rate on this preferred stock was reset every 49 days based on an auction. During the time it was outstanding in 1997, the dividend rate varied from 4.06% to 4.60%.

CUMULATIVE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION:

Redemption requirements:

      $8.625, Series I - On June 15, 1998, the Company must redeem the remaining 100,000 shares at $100 per share plus accumulated dividends.

      $6.95, Series K - On September 15, 2002, 2003, 2004, 2005 and 2006, the
      Company must redeem 17,500 shares at $100 per share plus accumulated dividends through a mandatory sinking fund. Remaining shares must be redeemed on September 15, 2007. The Company has the right to redeem an additional 17,500 shares on each September 15 redemption date.

There are $11.75 million in mandatory redemption requirements during the 1998-2002 period.

In June 1997, the Company had a mandatory redemption of $10 million, or 100,000 shares, and also completed an optional redemption of an additional 100,000 shares, or $10 million, of its $8.625 Series I.

The fair value of the Company's preferred stock at December 31, 1997 and 1996 is estimated to be $49.8 million, or 111% of the carrying value and $118.3 million, or 103% of the carrying value, respectively. These estimates are based on available market information.

NOTE 15. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

On January 23, 1997, Washington Water Power Capital I, a business trust, issued to the public $60,000,000 of Preferred Trust Securities having a distribution rate of 7 7/8%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,855,675 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's 7 7/8% Junior Subordinated Deferrable Interest Debentures, Series A, with a principal amount of $61,855,675. Accordingly, no financial statements have been presented. These debt securities may be redeemed at the Company's option on or after January 15, 2002 and mature January 15, 2037.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

On June 3, 1997, Washington Water Power Capital II, a business trust, issued to the public $50,000,000 of Preferred Trust Securities having a floating distribution rate of LIBOR plus 0.875%, calculated and reset quarterly (initially 6.6875%). The distribution rate at December 31, 1997 was 6.77734%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,547,000 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51,547,000. Accordingly, no financial statements have been presented. These debt securities may be redeemed at the Company's option on or after June 1, 2007 and mature June 1, 2037.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that the Trust has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Company's Consolidated Statements of Capitalization reflect only the $60 million and $50 million of Preferred Trust Securities, accordingly all intercompany transactions have been eliminated.

The fair value of the Company's preferred trust securities at December 31, 1997 is estimated to be $109.4 million, or 99% of the carrying value. These estimates are based on available market information.

NOTE 16. COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($9.75 million at December 31, 1997) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 1997, the cost recorded for the Plan was $3.4 million. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $1.0 million, $2.6 million and $1.2 million, respectively.

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

During 1992, the Company received authorization to issue 1.5 million shares of Common Stock under a second Periodic Offering Program (POP). No shares were issued under the POP during 1995, 1996 or 1997. At December 31, 1997, 572,400 shares remained authorized but unissued.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company's stockholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company's Common Stock at current market value.

Beginning in early 1996, shares were purchased on the open market to fulfill obligations of the 401(K) and Dividend Reinvestment Plans. Sales of Common Stock for 1997, 1996 and 1995 are summarized below (thousands of dollars):

                                                          1997                        1996                        1995
                                                ------------------------    ------------------------    ------------------------
                                                  Shares        Amount        Shares        Amount        Amount        Shares
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance at January 1 .......................    55,960,360    $  594,852    55,947,967    $  594,636    54,420,696    $  570,603
                                                ----------    ----------    ----------    ----------    ----------    ----------
  Employee Investment Plan (401-K) .........            --            --            --            --       304,353         4,718
  Dividend Reinvestment Plan ...............            --            --        12,393           216     1,222,918        19,315
                                                ----------    ----------    ----------    ----------    ----------    ----------
  Total Issues .............................            --            --        12,393           216     1,527,271        24,033
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31 .....................    55,960,360    $  594,852    55,960,360    $  594,852    55,947,967    $  594,636
                                                ==========    ==========    ==========    ==========    ==========    ==========

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTE 17. COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular lawsuit.

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

On November 21, 1994, the Company filed a Motion for Summary Judgment of Dismissal. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. A mediation conference was held on October 11, 1996. Following the conclusion of that conference, briefing schedules were vacated indefinitely to accommodate a mediation process, which is continuing.

OIL SPILL

The Company completed an updated investigation of an oil spill from an underground storage tank that occurred several years ago in downtown Spokane at the site of the Company's steam heat plant. Underground soil testing conducted in 1993 showed that the oil had migrated approximately one city block beyond the steam plant property. The Clean-up Action Plan determined by the Department of Ecology (DOE) is underway, and remediation facilities have been constructed and installed and are being operated.

On August 17, 1995, a lawsuit was filed against the Company in Superior Court of the State of Washington for Spokane County by Davenport Sun International Hotels and Properties, Inc., the owner of a hotel property in downtown Spokane, Washington. The Complaint alleged that the oil released from the Company's Central Steamplant trespassed on property owned by the plaintiff. In addition, the plaintiff claimed that the Steamplant has caused a diminution of value of plaintiff's land. After mediation, the matter was resolved by settlement and compromise, subject to certain conditions. In December 1997, the settlement was restructured, certain amounts were paid, the litigation was dismissed with prejudice, a release was obtained, and other conditions remain to be fulfilled, none of which would affect the dismissal of this action.

The Company pursued recovery from insurers and has reached settlement with one of the two insurance carriers. On December 13, 1996, the Company filed a Complaint for declaratory relief and money damages against Underwriters at Lloyds of London (Lloyds), the remaining carrier, in Spokane County Superior Court. The purpose of this action is to seek a declaration of the insurance policies issued to the Company by Lloyds with respect to any liabilities of the Company for environmental damage associated with the oil spill at the Central Steam Plant and other environmental remediation efforts. The policies at issue were in effect during the period between 1926 and 1979; thereafter, the Company maintained its policies with a new underwriter, Aegis. The Company's Complaint seeks money damages in excess of $16 million.

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

A settlement agreement was reached with all parties to the Firestorm litigation and was approved following hearing in the Superior Court of Spokane County on December 4, 1997, and a final order of dismissal with prejudice was entered on December 5, 1997. No appeal resulted from that order. This action resolved all claims pending against the Company relating to the above-mentioned occurrences. The Company's contribution toward the settlement is $10.3 million, with all but $1.2 million being covered by insurance proceeds.

ITRON LITIGATION

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

SPOKANE GAS PLANT

The Company is participating with the Washington State Department of Transportation in an environmental study relating to the former Spokane Natural Gas Plant site (which was operated as a coal gasification plant for approximately 60 years until 1948) acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. At this time, the Company and other participants in the environmental study are in the process of determining the specific nature and extent of the contamination, and any necessary remedial action, as well as the cost thereof.

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

The Company must be in compliance with requirements under the Clean Air Act Amendments (CAAA) by the year 2000 at both the Colstrip and Centralia thermal generating plants, in which the Company maintains an ownership interest. The anticipated share of costs at Colstrip are not expected to have a major economic impact on the Company, but estimates at Centralia are expected to be approximately $35 million, which have been included in the Company's future projected capital expenditures.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

As of December 31, 1997, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 46% of employees. The current agreement with the union local representing the majority of the bargaining unit employees expires on March 25, 1999. A local agreement in the South Lake Tahoe area, which represents 7 employees, also expires on March 25, 1999.

NOTE 18. ACQUISITIONS AND DISPOSITIONS

During 1997, Pentzer acquired three new companies: Target Woodworks, Inc., a Florida-based company; White Plus, a California-based company; and Proco Wood Products, a Minnesota-based company. All three companies provide point-of-purchase and in-store merchandising services. During 1996, Pentzer acquired one company that provides point-of-purchase and in-store merchandising services. In 1995, Pentzer acquired two companies.

In May 1997, Pentzer sold its interest in a portfolio company, Safety Speed Cut, resulting in a gain of approximately $2.0 million, net of taxes. In 1996, Pentzer Development Corporation, a subsidiary of Pentzer, sold the Spokane Industrial Park, resulting in a gain of approximately $10.8 million, net of taxes and other adjustments. In February 1998, Pentzer sold its interest in Systran, resulting in a gain of approximately $5.8 million, net of taxes, which will be included in income in the first quarter of 1998.

NOTE 19.  MERGER TERMINATION

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTE 20.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. A summary of quarterly operations (in thousands of dollars except per share amounts) for 1997 and 1996 follows:

                                                                  THREE MONTHS ENDED
                                             --------------------------------------------------------------
                                              MARCH 31         JUNE 30        SEPTEMBER 30      DECEMBER 31
                                             ----------       ----------      ------------      -----------
1997
Operating revenues ....................      $  284,046       $  236,274       $  295,076       $  486,776
Operating income ......................          64,060           34,669           29,707           61,028
Net income ............................          29,848           48,475           13,237           23,237
Income available for common stock .....          28,070           46,663           12,258           22,414
Outstanding common stock (000s):
  Weighted average ....................          55,960           55,960           55,960           55,960
  Actual ..............................          55,960           55,960           55,960           55,960
Earnings per share:
  Energy Delivery and
     Generation and Resources .........      $     0.49       $     0.81       $     0.12       $     0.29
  National Energy Trading and Marketing           (0.01)           (0.03)           (0.02)            0.10
  Non-energy ..........................            0.02             0.05             0.12             0.02
  Total, Basic and Diluted ............      $     0.50       $     0.83       $     0.22       $     0.41
Dividends paid per common share .......      $     0.31       $     0.31       $     0.31       $     0.31

Trading price range per share:
  High ................................      $   19           $   19 7/8       $   21 1/4       $ 24 13/16
  Low .................................      $   17 3/8       $   17 3/8       $   18 7/8       $ 18 15/16

1996
Operating revenues ....................      $  248,004       $  195,900       $  219,751       $  281,302
Operating income ......................          66,446           45,888*          35,627           38,960
Net income ............................          41,909            8,968           18,364           14,212
Income available for common stock .....          39,643            6,827           16,572           12,433
Outstanding common stock (000s):
  Weighted average ....................          55,958           55,960           55,960           55,960
  Actual ..............................          55,960           55,960           55,960           55,960
Earnings per share:
  Energy Delivery and
     Generation and Resources .........      $     0.50       $     0.10       $     0.19       $     0.18
  National Energy Trading and Marketing              --            (0.01)              --            (0.01)
  Non-energy ..........................            0.21             0.03             0.11             0.05
                                             ----------       ----------       ----------       ----------
  Total, Basic and Diluted ............      $     0.71       $     0.12       $     0.30       $     0.22
Dividends paid per common share .......      $     0.31       $     0.31       $     0.31       $     0.31

Trading price range per share:
  High ................................      $   19 1/8       $   19 7/8       $   19 3/4       $   19 3/4
  Low .................................      $   17 1/4       $   17 3/4       $   17 7/8       $   18

* The amount reported above for Operating Income in the second quarter of 1996 differs from the amount reported in the second quarter Form 10-Q because the merger expenses were retroactively reclassified from operating expenses to non-operating expenses during the third quarter of 1996.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 14, 1998.

Executive Officers of the Registrant

Name                       Age      Business Experience During Past 5 Years
----                       ---      ---------------------------------------
Paul A. Redmond            61       Chairman of the Board and Chief Executive Officer since
                                    August 1996; Chairman of the Board, President and Chief
                                    Executive Officer February 1994 - August 1996; Chairman of the
                                    Board and Chief Executive Officer May 1988 - February 1994.

W. Lester Bryan            57       President & Chief Operating Officer since August 1996;
                                    Senior Vice President - Rates & Resources May 1992 - August 1996.

Jon E. Eliassen            51       Senior Vice President, Chief Financial Officer & Treasurer since
                                    November 1997; Senior Vice President & Chief Financial Officer
                                    August 1996 - November 1997; Vice President - Finance & Chief
                                    Financial Officer February 1986 - August 1996.

Gary G. Ely                50       Senior Vice President & General Manager since August 1996;
                                    Vice President - Natural Gas February 1991- August 1996.

Robert D. Fukai            48       Vice President - External Relations since August 1996; Vice President -
                                    Human Resources, Corporate Services & Marketing January 1993 -
                                    August 1996.

JoAnn G. Matthiesen        57       Vice President - Human Resources since August 1996; Vice President -
                                    Organization Effectiveness, Public Relations & Assistant to the Chairman
                                    January 1993 - August 1996.

Lawrence J. Pierce         45       Vice President since November 1997; Vice President & Treasurer August
                                    1996 -  November 1997;  Vice President - Business Analysis August 1994 - August
                                    1996; Director - Business Analysis February 1992 - August 1994.

Ronald R. Peterson         45       Vice President and Controller since February 1998; Controller August 1996
                                    - February 1998; Treasurer February 1992 - August 1996.

Terry L. Syms              49       Vice President and Corporate Secretary since February 1998; Corporate
                                    Secretary March 1988 - February 1998.

All of the Company's executive officers, with the exception of Messr. Fukai, were officers or directors of one or more of the Company's subsidiaries in 1997.

Executive officers are elected annually by the Board of Directors.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 14, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

      None.

(b)   Security ownership of management:

      Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 14, 1998.

(c)   Changes in control:

      None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 14, 1998.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements (Included in Part II of this report):

            Independent Auditors' Report

            Consolidated Statements of Income and Retained Earnings for the
                  Years Ended December 31, 1997, 1996 and 1995

            Consolidated Balance Sheets, December 31, 1997 and 1996

            Consolidated Statements of Capitalization, December 31, 1997 and
                  1996

            Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995

            Schedule of Information by Business Segments for the Years Ended
                  December 31, 1997, 1996 and 1995

            Notes to Financial Statements

(a) 2.  Financial Statement Schedules:

            None

(a) 3.  Exhibits:

            Reference is made to the Exhibit Index commencing on page 62. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by
            Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

            Dated June 28, 1997, regarding the Company's receipt of an $81 million income tax recovery from the Internal Revenue Service.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE WASHINGTON WATER POWER COMPANY


March 17, 1998                      By           /s/  Paul A. Redmond
--------------                           ---------------------------------------
    Date                                              Paul A. Redmond
                                                 Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Title                 Date
               ---------                                      -----                 ----

           /s/  Paul A. Redmond                        Principal Executive      March 17, 1998
-------------------------------------------           Officer and Director
  Paul A. Redmond (Chairman of the Board
       and Chief Executive Officer)

           /s/  W. Lester Bryan                               Officer
-------------------------------------------                 and Director        March 17, 1998
        W. Lester Bryan (President
       and Chief Operating Officer)

            /s/  J. E. Eliassen                         Principal Financial
-------------------------------------------            and Accounting Officer   March 17, 1998
  J. E. Eliassen (Senior Vice President,
  Chief Financial Officer and Treasurer)

            /s/  David A. Clack                               Director          March 17, 1998
-------------------------------------------
              David A. Clack

          /s/  Duane B. Hagadone                              Director          March 17, 1998
-------------------------------------------
             Duane B. Hagadone

          /s/  Sarah M. R. Jewell                             Director          March 17, 1998
-------------------------------------------
            Sarah M. R. Jewell

            /s/  John F. Kelly                                Director          March 17, 1998
-------------------------------------------
               John F. Kelly

           /s/  Eugene W. Meyer                               Director          March 17, 1998
-------------------------------------------
              Eugene W. Meyer

             /s/ Bobby Schmidt                                Director          March 17, 1998
-------------------------------------------
               Bobby Schmidt

           /s/  Larry A. Stanley                              Director          March 17, 1998
-------------------------------------------
             Larry A. Stanley

            /s/  R. John Taylor                               Director          March 17, 1998
-------------------------------------------
              R. John Taylor

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                                  EXHIBIT INDEX


                Previously Filed*
           --------------------------
              With
           Registration          As
Exhibit       Number          Exhibit
-------    ------------       -------
3(a)       1-3701 (with       4(a)         Restated Articles of Incorporation of the Company as filed August 4, 1994.
           1994 2nd Quarter
           10-Q)

3(b)       1-3701 (with       4(a)         Bylaws of the Company, as amended, May 13, 1996.
           1996 2nd Quarter
           10-Q)

4(a)-1     2-4077             B-3          Mortgage and Deed of Trust, dated as of June 1, 1939

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

4(a)-18    2-60728            2(b)-17      Seventeenth Supplemental Indenture, dated as of November 1, 1976.

4(a)-19    2-69080            2(b)-18      Eighteenth Supplemental Indenture, dated as of June 1, 1980.

4(a)-20    1-3701 (with       4(a)-20      Nineteenth Supplemental Indenture, dated as of January 1, 1981.
           1980 Form 10-K)

4(a)-21    2-79571            4(a)-21      Twentieth Supplemental Indenture, dated as of August 1, 1982.

4(a)-22    1-3701 (with       4(a)-22      Twenty-First Supplemental Indenture, dated as of September 1, 1983.
           Form 8-K dated
           September 20,
           1983)

4(a)-23    2-94816            4(a)-23      Twenty-Second Supplemental Indenture, dated as of March 1, 1984.

----------
   *Incorporated herein by reference.
  **Filed herewith.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                            EXHIBIT INDEX (continued)


                  Previously Filed*
              ---------------------------
                 With
              Registration           As
Exhibit          Number           Exhibit
-------       ------------        -------

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

4(d)-1        1-3701 (with         4(k)-1       Credit Agreements between the Company and Seattle-First
              1992 Form 10-K)                    National Bank, West One Bank Idaho, N.A., First
                                                 Interstate Bank of Washington, N.A., First Security Bank
                                                 of Idaho, N.A., U.S. Bank of Washington, N.A., and
                                                 Washington Trust Bank with Seattle-First National Bank as agent, dated as of December 10, 1992.

4(d)-2        1-3701 (with         4(k)-2       Third Amendment to Credit Agreements between the Company
              1995 Form 10-K)                    and Seattle-First National Bank, West One Bank Idaho, N.A.,
                                                 First Interstate Bank of Washington, N.A., First
                                                 Security Bank of Idaho, N.A., U.S. Bank of Washington, N.A.,
                                                 and Washington Trust Bank with Seattle-First National Bank as agent, dated as of November 21, 1994.

----------
   *Incorporated herein by reference.
  **Filed herewith.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                            EXHIBIT INDEX (continued)


                  Previously Filed*
              --------------------------
                 With
              Registration          As
Exhibit          Number          Exhibit
-------       ------------       -------

4(d)-3        **                                Fourth Amendment to Credit Agreements between the
                                                 Company and Bank of America NW, N.A. doing business as
                                                 Seafirst Bank and formerly known as Seattle-First National
                                                 Bank, Wells Fargo Bank, N.A. successor by merger with First
                                                 Interstate Bank of Washington, N.A., First Security Bank of
                                                 Idaho, N.A., U.S. Bank of Washington, N.A. for itself and as successor by merger with West One Bank, N.A., and
                                                 Washington Trust Bank; and  Seafirst Bank as Agent for the
                                                 Banks, dated as of September 3, 1996.

4(e)-1        1-3701 (with         4(n)         Rights Agreement, dated as of February 16, 1990, between
              Form 8-K dated                     the Company and the Bank of New York as successor
              February 16, 1990)                 Rights Agent.

4(e)-2        1-3701 (with 1994    4(b)         Amendment No. 1 to Rights Agreement, dated as of May 10, 1994.
              First Quarter
              Form 10-Q)

4(e)-3        1-3701 (with 1994    4(b)         Amendment No. 2 to Rights Agreement, dated as of June 27, 1994.
              Third Quarter
              Form 10-Q)

4(f)-1        **                                Amended and Restated Credit Agreement between the
                                                 Company and The Toronto-Dominion Bank, The Bank of
                                                 New York and NationsBank of Texas, N.A. with Toronto
                                                 Dominion Bank as agent for the Banks, dated as of July 22, 1997.

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

----------
*      Incorporated herein by reference.
**     Filed herewith.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                            EXHIBIT INDEX (continued)


                       Previously Filed*
                 -------------------------------
                     With
                 Registration              As
Exhibit             Number              Exhibit
-------          ------------           -------
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

10(h)-3             1-3701 (with Form     10(i)-3    Agreement between Bonneville Power Administration,
                    10-K for 1986)                    the Montana Power Company, Pacific Power & Light,
                                                      Portland General Electric, Puget Sound Power & Light, the
                                                      Company and the Supply System for relocation costs of
                                                      Nuclear Project No. 1 (Hanford) dated as of July 9, 1986.

10(i)-1             2-60728               5(n)       Ownership Agreement of Nuclear Project No. 3, sponsored
                                                      by Washington Public Power Supply System, dated as of
                                                      September 17, 1973.

10(i)-2             1-3701 (with Form     1          Settlement Agreement and Covenant Not to Sue executed
                    10-Q for quarter                  by the United States Department of Energy acting
                    ended September 30,               by and through the Bonneville Power Administration
                    1985)                             and the Company, dated as of September 17, 1985,
                                                      describing the settlement of Project 3 litigation.



----------
*      Incorporated herein by reference.
**     Filed herewith.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                            EXHIBIT INDEX (continued)


                                 Previously Filed*
                   --------------------------------------
                        With
                   Registration                      As
Exhibit               Number                      Exhibit
-------            ------------                   -------
10(i)-3             1-3701 (with Form 10-Q        2                  Agreement to Dismiss Claims and Covenant
                    for quarter ended                                 Not to Sue between the Washington Public
                    September 30, 1985)                               Power Supply System and the Company, dated
                                                                      as of September 17, 1985, describing the settlement
                                                                      of Project 3 litigation with the Supply System.

10(i)-4             1-3701 (with Form 10-Q        3                  Agreement among Puget Sound Power & Light
                    for quarter ended                                 Company, the Company, Portland General Electric
                    September 30, 1985)                               Company and PacifiCorp, dba Pacific Power & Light
                                                                      Company, agreeing to execute contemporaneously
                                                                      an irrevocable offer, to and for the benefit of the Bonneville
                                                                      Power Administration, dated as of September 17, 1985.

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

10(j)-4             1-3701 (with 1989             10(k)-4            Amendment dated as of January 1, 1990, to Firm
                    Form 10-K)                                        Transportation Agreement, dated as of June 15, 1988,
                                                                      between the Company and Northwest Pipeline Corporation.

10(j)-6             1-3701 (with 1992             10(k)-6           Firm Transportation Service Agreement, dated as of
                    Form 10-K)                                        April 25, 1991, between the Company and Pacific Gas
                                                                      Transmission Company.

10(j)-7             1-3701 (with 1992             10(k)-7           Service Agreement Applicable to Firm Transportation Service,
                    Form 10-K)                                        dated June 12, 1991, between the Company and Alberta
                                                                      Natural Gas Company Ltd.

10(k)-1             1-3701 (with Form 8-K         13(b)              Letter of Intent for the Construction and Ownership
                    for August 1976)                                  of Colstrip Units No. 3 and 4, sponsored by The
                                                                      Montana Power Company, dated as of April 16, 1974.

10(k)-2             1-3701 (with 1981             10(s)-7            Ownership and Operation Agreement for Colstrip
                    Form 10-K)                                        Units No. 3 and 4, sponsored by The Montana
                                                                      Power Company, dated as of May 6, 1981.

10(k)-3             1-3701 (with 1981             10(s)-2            Coal Supply Agreement for Colstrip Units No. 3 and 4
                    Form 10-K)                                        between The Montana Power Company, Puget Sound
                                                                      Power & Light Company, Portland General Electric Company,
                                                                      Pacific Power & Light Company, Western Energy
                                                                      Company and the Company, dated as of July 2, 1980.

10(k)-4             1-3701 (with 1981             10(s)-3            Amendment No. 1 to Coal Supply Agreement for
                    Form 10-K)                                        Colstrip Units No. 3 and 4, dated as of July 10, 1981.

10(k)-5             1-3701 (with 1988              10(l)-5           Amendment No. 4 to Coal Supply Agreement for Colstrip
                    Form 10-K)                                        Units No. 3 and 4, dated as of January 1, 1988.

10(l)-1             1-3701 (with 1986             10(n)-2            Lease Agreement between the Company and IRE-4
                    Form 10-K)                                        New York, Inc., dated as of December 15, 1986,
                                                                      relating to the Company's central operating facility.


----------

*      Incorporated herein by reference.
**     Filed herewith.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
                            EXHIBIT INDEX (continued)


                                 Previously Filed*
                   --------------------------------------
                        With
                   Registration                      As
Exhibit               Number                      Exhibit
-------            ------------                   -------
10(m)               1-3701 (with 1983             10(v)              Supplemental Agreement No. 2, Skagit/Hanford Project,
                    Form 10-K)                                        dated as of December 27, 1983, relating to the termination of the Skagit/Hanford Project.

10(n)               1-3701 (with 1986             10(p)-l            Agreement for Purchase and Sale of Firm Capacity and
                    Form 10-K)                                        Energy between Puget Sound Power & Light Company
                                                                      and the Company, dated as of August 1, 1986.

10(o)               1-3701 (with 1991             10(q)-1            Electric Service and Purchase Agreement between
                    Form 10-K)                                        Potlatch Corporation and the Company, dated as of
                                                                      January 3, 1991.

10(p)               1-3701 (with 1992              10(r)-1           Power Sale Agreement between the Company and the
                    Form 10-K)                                        Northern California Power Agency dated October 11, 1991.

10(q)               1-3701 (with 1992             10(s)-1            Agreements for Purchase and Sale of Firm Capacity
                    Form 10-K)                                        between the Company and Portland General Electric
                                                                      Company dated March and June 1992.

10(r)-1             1-3701 (with 1992             10(t)-8            Executive Deferral Plan of the Company. (***)
                    Form 10-K)

10(r)-2             1-3701 (with 1992             10(t)-9            The Company's Unfunded Outside Director
                    Form 10-K)                                        Retirement Plan. (***)

10(r)-3             1-3701 (with 1992             10(t)-10           The Company's Unfunded Supplemental
                    Form 10-K)                                        Executive Retirement Plan. (***)

10(r)-4             1-3701 (with 1992             10(t)-11           The Company's Unfunded Supplemental
                    Form 10-K)                                        Executive Disability Plan. (***)

10(r)-5             1-3701 (with 1992             10(t)-12           Income Continuation Plan of the Company. (***)
                    Form 10-K)

12                  **                                               Statement re computation of ratio of earnings to fixed
                                                                      charges and preferred dividend requirements.

21                  **                                               Subsidiaries of Registrant.

27                  **                                               Financial Data Schedule.


----------
*      Incorporated herein by reference.
**     Filed herewith.
*** Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.