Form 10-Q
period 1998-03-31
WASHINGTON WATER POWER CO
filed 1998-05-14
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
             (Exact name of registrant as specified in its charter)


             Washington                                        91-0462470
----------------------------------------                  --------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

1411 East Mission Avenue, Spokane, Washington                   99202-2600
----------------------------------------------            --------------------
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

-------------------------------------------------------------------------------
                                Yes [X] No [ ]
-------------------------------------------------------------------------------



At April 30, 1998, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                          Page No.
                                                                          --------
Part I. Financial Information:

           Item 1.Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  March 31, 1998 and 1997...............................       3

               Consolidated Balance Sheets - March 31, 1998
                  and December 31, 1997..................................      4

               Consolidated Statements of Capitalization - March 31, 1998
                  and December 31, 1997.................................       5

               Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 1998 and 1997...............................       6

               Schedule of Information by Business Segments - Three
                  Months Ended March 31, 1998 and 1997..................       7

               Notes to Consolidated Financial Statements...............       9

           Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations............      12
Part II.   Other Information:

           Item 5.Other Information.....................................      15

           Item 6.Exhibits and Reports on Form 8-K......................      16

Signature...............................................................      17

CONSOLIDATED STATEMENTS OF INCOME

The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                              1998            1997
                                                           ---------       ---------
OPERATING REVENUES ..................................      $ 571,678       $ 284,046
                                                           ---------       ---------
OPERATING EXPENSES:
   Resource costs ...................................        408,855         124,575
   Operations and maintenance .......................         47,580          44,440
   Administrative and general .......................         26,225          18,554
   Depreciation and amortization ....................         17,659          17,462
   Taxes other than income taxes ....................         14,726          14,956
                                                           ---------       ---------
     Total operating expenses .......................        515,045         219,987
                                                           ---------       ---------

INCOME FROM OPERATIONS ..............................         56,633          64,059
                                                           ---------       ---------

OTHER INCOME (EXPENSE):
   Interest expense .................................        (17,229)        (16,316)
   Interest on income tax recovery ..................          1,960              --
   Net gain on subsidiary transactions ..............          7,611              --
   Other income (deductions)-net ....................          3,166           6,814
                                                           ---------       ---------
     Total other income (expense)-net ...............         (4,492)         (9,502)
                                                           ---------       ---------

INCOME BEFORE INCOME TAXES ..........................         52,141          54,557

INCOME TAXES ........................................         19,909          24,709
                                                           ---------       ---------

NET INCOME ..........................................         32,232          29,848

DEDUCT-Preferred stock dividend requirements ........            824           1,778
                                                           ---------       ---------

INCOME AVAILABLE FOR COMMON STOCK ...................      $  31,408       $  28,070
                                                           =========       =========

Average common shares outstanding (thousands) .......         55,960          55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED         $ 0.56          $ 0.50

Dividends paid per common share .....................         $ 0.31          $ 0.31


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                     March 31,      December 31,
                                                                       1998             1997
                                                                    ----------      ----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents .................................      $   32,525      $   30,593
   Temporary cash investments ................................          25,640          22,641
   Accounts and notes receivable-net .........................         185,758         176,882
   Energy commodity assets ...................................         183,104          76,449
   Materials and supplies, fuel stock and natural gas stored .          39,138          42,148
   Prepayments and other .....................................          34,682          28,130
                                                                    ----------      ----------
     Total current assets ....................................         500,847         376,843
                                                                    ----------      ----------

UTILITY PROPERTY:
   Utility plant in service-net ..............................       2,052,475       2,031,026
   Construction work in progress .............................          34,214          37,446
                                                                    ----------      ----------
     Total ...................................................       2,086,689       2,068,472
   Less:  Accumulated depreciation and amortization ..........         647,986         635,349
                                                                    ----------      ----------
     Net utility plant .......................................       1,438,703       1,433,123
                                                                    ----------      ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................          67,446          69,013
   Non-utility properties and investments-net ................         244,649         208,149
   Other-net .................................................          15,812          20,065
                                                                    ----------      ----------
     Total other property and investments ....................         327,907         297,227
                                                                    ----------      ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................         176,682         176,682
   Conservation programs .....................................          52,093          53,338
   Unamortized debt expense ..................................          23,339          23,978
   Prepaid power purchases ...................................          14,773          18,134
   Other-net .................................................          30,944          32,460
                                                                    ----------      ----------
     Total deferred charges ..................................         297,831         304,592
                                                                    ----------      ----------
       TOTAL .................................................      $2,565,288      $2,411,785
                                                                    ==========      ==========

LIABILITIES AND CAPITALIZATION:

CURRENT LIABILITIES:
   Accounts payable ..........................................      $  174,485      $  154,312
   Energy commodity liabilities ..............................         179,206          70,135
   Taxes and interest accrued ................................          57,923          35,705
   Other .....................................................          63,738          79,586
                                                                    ----------      ----------
     Total current liabilities ...............................         475,352         339,738
                                                                    ----------      ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ...................................          61,092          36,071
   Deferred income taxes .....................................         360,644         352,749
   Other deferred credits ....................................          19,402          17,230
                                                                    ----------      ----------
     Total non-current liabilities and deferred credits ......         441,138         406,050
                                                                    ----------      ----------

CAPITALIZATION (See Consolidated Statements of Capitalization)       1,648,798       1,665,997
                                                                    ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

       TOTAL .................................................      $2,565,288      $2,411,785
                                                                    ==========      ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                           March 31,        December 31,
                                                                                             1998               1997
                                                                                          -----------        -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 .....................................................    $    66,700        $    66,700
     7 2/5% due December 1, 2016 .....................................................         17,000             17,000
     Secured Medium-Term Notes:
       Series A - 5.95% to 8.06% due 2000 through 2023 ...............................        211,500            211,500
       Series B - 6.20% to 8.25% due 1999 through 2010 ...............................        150,000            150,000
                                                                                          -----------        -----------
       Total first mortgage bonds ....................................................        445,200            445,200
                                                                                          -----------        -----------

   Pollution Control Bonds:
     6% Series due 2023 ..............................................................          4,100              4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.58% due 1998 through 2007 .................................         52,500             52,500
     Series B - 6.75% to 8.23% due 1999 through 2023 .................................        115,000            115,000
                                                                                          -----------        -----------
       Total unsecured medium-term notes .............................................        167,500            167,500
                                                                                          -----------        -----------

   Notes payable (due within one year) to be refinanced ..............................         80,500            108,500
   Other .............................................................................         33,515             36,885
                                                                                          -----------        -----------
     Total long-term debt ............................................................        730,815            762,185
                                                                                          -----------        -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ......................................................         60,000             60,000
     Floating Rate, Series B, due 2037 ...............................................         50,000             50,000
                                                                                          -----------        -----------
       Total company-obligated mandatorily redeemable preferred
           trust securities ..........................................................        110,000            110,000
                                                                                          -----------        -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $8.625 Series I; 100,000 shares outstanding ($100 stated value)..................         10,000             10,000
     $6.95 Series K; 350,000 shares outstanding ($100 stated value) ..................         35,000             35,000
                                                                                          -----------        -----------
       Total subject to mandatory redemption .........................................         45,000             45,000
                                                                                          -----------        -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     55,960,360 shares outstanding ...................................................        594,852            594,852
   Note receivable from employee stock ownership plan ................................        (10,008)            (9,750)
   Capital stock expense and other paid in capital ...................................        (10,145)           (10,143)
   Unrealized investment gain-net ....................................................          2,349              2,077
   Retained earnings .................................................................        185,935            171,776
                                                                                          -----------        -----------
     Total common equity .............................................................        762,983            748,812
                                                                                          -----------        -----------

TOTAL CAPITALIZATION .................................................................    $ 1,648,798        $ 1,665,997
                                                                                          ===========        ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

The Washington Water Power Company
For the Three Months Ended March 31
Thousands of Dollars

                                                                           1998          1997
                                                                        --------       --------
OPERATING ACTIVITIES:
   Net income ....................................................      $ 32,232       $ 29,848
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ...............................        17,659         17,462
     Provision for deferred income taxes .........................         7,870          9,609
     Allowance for equity funds used during construction .........          (402)          (290)
     Power and natural gas cost deferrals and amortizations ......         1,151         (8,658)
     Gains/losses on sales and other-net .........................        (8,468)        (3,903)
     (Increase) decrease in working capital components:
       Receivables and prepaid expense ...........................       (32,459)        31,269
       Materials & supplies, fuel stock and natural gas stored ...         3,010          2,415
       Payables and other accrued liabilities ....................        42,227         (5,762)
       Other .....................................................        (5,235)         3,771
                                                                        --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        57,585         75,761
                                                                        --------       --------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ......       (19,253)       (16,038)
   Other capital requirements ....................................        (2,445)        (1,027)
   (Increase) decrease in other noncurrent balance sheet items-net         2,923          7,236
   Proceeds from sale of subsidiary investments ..................        22,433             71
   Assets acquired and investments in subsidiaries ...............       (10,254)        (1,760)
                                                                        --------       --------
NET CASH USED IN INVESTING ACTIVITIES ............................        (6,596)       (11,518)
                                                                        --------       --------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings ..................       (28,000)       (60,000)
   Proceeds from issuance of preferred trust securities ..........            --         60,000
   Proceeds from issuance of long-term debt ......................         6,000             --
   Redemption and maturity of long-term debt .....................        (6,000)            --
   Cash dividends paid ...........................................       (18,171)       (19,165)
   Other-net .....................................................        (2,886)       (18,287)
                                                                        --------       --------
NET CASH USED IN FINANCING ACTIVITIES ............................       (49,057)       (37,452)
                                                                        --------       --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...............         1,932         26,791
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        30,593          8,211
                                                                        --------       --------
CASH & CASH EQUIVALENTS AT END OF PERIOD .........................      $ 32,525       $ 35,002
                                                                        ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest ....................................................      $ 14,655       $ 12,707
     Income taxes ................................................           390          1,305
   Noncash financing and investing activities:
     Property purchased under capitalized leases .................           244             91


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS

The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                            1998              1997
                                                       -----------       -----------
OPERATING REVENUES:
   Energy Delivery ..............................      $   127,295       $   119,397
   Generation and Resources .....................          126,910           125,441
   National Energy Trading and Marketing ........          271,057               111
   Non-energy ...................................           47,684            39,138
   Intersegment eliminations ....................           (1,268)              (41)
                                                       -----------       -----------
     Total operating revenues ...................      $   571,678       $   284,046
                                                       ===========       ===========

RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale ...........      $    37,918       $    32,339
     Other ......................................           (1,226)             (433)
   Generation and Resources:
     Power purchased ............................           85,895            71,907
     Fuel for generation ........................            9,470             9,663
     Other ......................................           12,315            11,099
   National Energy Trading and Marketing:
     Cost of sales ..............................          264,483                --
                                                       -----------       -----------
     Total resource costs (excluding Non-energy)       $   408,855       $   124,575
                                                       ===========       ===========

GROSS MARGINS:
   Energy Delivery ..............................      $    90,603       $    87,491
   Generation and Resources .....................           19,230            32,772
   National Energy Trading and Marketing ........            6,574               111
                                                       -----------       -----------
     Total gross margins (excluding Non-energy) .      $   116,407       $   120,374
                                                       ===========       ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ..............................      $    11,174       $    11,522
   Generation and Resources .....................            3,522             3,802
   National Energy Trading and Marketing ........            4,170               593
   Non-energy ...................................            7,359             2,637
                                                       -----------       -----------
     Total administrative and general expenses ..      $    26,225       $    18,554
                                                       ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ..............................      $     8,678       $     8,125
   Generation and Resources .....................            6,180             6,612
   National Energy Trading and Marketing ........              163                23
   Non-energy ...................................            2,638             2,702
                                                       -----------       -----------
     Total depreciation and amortization expenses      $    17,659       $    17,462
                                                       ===========       ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ..............................      $    45,368       $    42,183
   Generation and Resources .....................            6,767            19,507
   National Energy Trading and Marketing ........            1,930              (990)
   Non-energy ...................................            2,568             3,359
                                                       -----------       -----------
     Total income from operations ...............      $    56,633       $    64,059
                                                       ===========       ===========

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources .      $    22,268       $    27,371
   National Energy Trading and Marketing ........            2,050              (641)
   Non-energy ...................................            7,090             1,340
                                                       -----------       -----------
     Total income available for common stock ....      $    31,408       $    28,070
                                                       ===========       ===========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS

The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                            1998              1997
                                                       -----------       -----------
ASSETS: (1997 amounts at December 31)
   Energy Delivery ..............................      $ 1,051,694       $ 1,051,585
   Generation and Resources .....................          612,960           620,142
   Other utility ................................          254,249           255,012
   National Energy Trading and Marketing ........          390,193           214,630
   Non-energy ...................................          256,192           270,416
                                                       -----------       -----------
     Total assets ...............................      $ 2,565,288       $ 2,411,785
                                                       ===========       ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ..............................      $    16,032       $    12,976
   Generation and Resources .....................            2,673             2,594
   National Energy Trading and Marketing ........              160                --
   Non-energy ...................................            2,475             1,144
                                                       -----------       -----------
     Total capital expenditures .................      $    21,340       $    16,714
                                                       ===========       ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." It requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended March 31, 1998, changes in accumulated comprehensive income totaled $0.4 million, which consisted of $0.3 million from unrealized investment gains on available-for-sale securities and $0.1 million from the ESOP dividend tax savings.


NOTE 2.  ENERGY COMMODITY TRADING

Notional Amounts and Terms The notional amounts and terms of Avista Energy's outstanding financial instruments at March 31, 1998 are set forth below:

                                   Fixed Price     Fixed Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   ------------    -----------    --------------
       Energy commodities (volumes)
           Natural gas (mmBTU)       481,177         389,466          13
           Electric (MWh)             44,570          34,209           9

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

At March 31, 1998, Avista Energy also had sales and purchase commitments associated with contracts based on market prices totaling 263,981 mmBTUs, with terms extending up to 3 years. The fixed index electric transactions totaled 2,001 MWh.

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

Fair Value The fair value of Avista Energy's financial instruments as of March 31, 1998, and the average fair value of those instruments held during the three months ended March 31, 1998 are set forth below:

                             Fair Value                          Average Fair Value for the
                        as of March 31, 1998                  three months ended March 31, 1998
              ------------------------------------------  --------------------------------------------
              Current  Long-term  Current    Long-term    Current  Long-term   Current     Long-term
               Assets   Assets   Liabilities Liabilities   Assets    Assets   Liabilities  Liabilities
              -------  --------- ----------- -----------  -------  ---------  -----------  -----------
                                             (thousands of dollars)
Natural gas    74,241   19,716     75,738      16,954      43,155    11,462     43,436      9,723
Electric      108,863   28,565    103,468      22,649      63,282    16,604     59,339     12,989

The weighted average term of Avista Energy's natural gas and related commodity derivative instruments as of March 31, 1998 was approximately three months. The weighted average term of Avista Energy's electric commodity derivatives at March 31, 1998 was approximately twelve months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1997 to March 31, 1998 was $2.5 million and is included on the Consolidated Statements of Income in operating revenues.


NOTE 3.  NATIONAL ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective August 1, 1997, Howard Energy Marketing, which serves customers in the upper Midwest and Northeast United States, and Avista Energy formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company in which Avista Energy has a 50% ownership. Avista Energy's initial equity investment in Howard/Avista was $25 million. The investment in Howard/Avista is accounted for using the equity method of accounting. Under this method, equity in the net income or losses of Howard/Avista is reflected in Other Income (Deductions)-net on the accompanying Consolidated Statements of Income for the quarter ended March 31, 1998. The net investment in the net assets of Howard/Avista is included in Non-utility Properties and Investments-net on the accompanying Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.

The following selected financial information for Howard/Avista reflects that company's total financial position and operating results as of and for the three months ended March 31, 1998:

RESULTS OF OPERATIONS (thousands of dollars)

                                                Three months ended
                                                  March 31, 1998
                                                ------------------
           Revenues                                 $ 679,578
           Operating Expenses                        (678,555)
           Other Income-net                               649
                                                    ---------
           Net Income (pre-tax)                     $   1,672
                                                    =========
           Avista Energy's equity in earnings
             of Howard/Avista Energy LLC (pre-tax)  $    836

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

FINANCIAL POSITION (thousands of dollars)


                                              March 31, 1998    December 31, 1997
                                              --------------    -----------------
Current Assets                                    $370,285          $400,150
Other Assets                                         1,514             1,960
                                                  --------          --------
Total Assets                                      $371,799          $402,110
                                                  ========          ========

Current Liabilities                               $316,213          $348,339
Other Liabilities                                      371               228
                                                  --------          --------
Total Liabilities                                  316,584           348,567
Equity                                              55,215            53,543
                                                  --------          --------
Total Liabilities and Equity                      $371,799          $402,110
                                                  ========          ========

Avista Energy's equity investment
   in Howard/Avista Energy LLC (pre-tax)          $ 27,608          $ 26,772


NOTE 4.  FINANCINGS

The Company has an effective Registration Statement covering up to $250 million of unsecured debt securities, to be issued as Medium-Term Notes, Series C.

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular lawsuit. To-date, there have been no material developments since the 1997 Form 10-K was issued.

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

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

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


NOTE 6.  ACQUISITIONS AND DISPOSITIONS

During the first quarter of 1998, Pentzer Corporation (Pentzer) sold Systran Financial Services, resulting in an after-tax gain of $5.5 million.

In early April, 1998, Pentzer completed the purchase of two new companies. Universal Showcase, Ltd., in Toronto, Canada and Triangle Systems, Inc., in New York, both produce store fixtures.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

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

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all natural gas operations, and other energy products and services. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales trading and wholesale marketing primarily to other utilities and power brokers in the Western Systems Coordinating Council.

Avista Corp. owns the Company's National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Advantage provides a variety of energy-related products and services, such as consolidated billing and resource accounting, to commercial and industrial customers on a national basis. The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses.


RESULTS OF OPERATIONS


OVERALL OPERATIONS

First quarter 1998 net income available for common stock was $31.4 million, a $3.3 million increase from first quarter 1997 net income of $28.1 million. The increase in earnings was primarily the result of a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer which occurred in the first quarter of 1998 and increased earnings from National Energy Trading and Marketing activities. The increase in earnings was partially offset by decreased earnings from Generation and Resources operations, due in large part to increased resource costs in the first quarter of 1998 as compared to the same period in 1997.

Earnings per share for the first quarter of 1998 were $0.56 as compared to $0.50 in the first quarter of 1997. Energy Delivery and Generation and Resources contributed $0.40 to earnings per share for the first quarter of 1998 compared to $0.49 in the first quarter of 1997. National Energy Trading and Marketing operations contributed $0.03 to earnings per share in the first quarter of 1998 compared to a loss of $0.01 in the same period in 1997. Non-energy operations contributed $0.13 to earnings per share for the first quarter of 1998 compared to $0.02 in the same period in 1997, due to a $0.10 per share contribution from the transactional gain discussed above.

Income taxes for the first quarter of 1998 decreased $4.8 million from the first quarter of 1997, primarily as a result of income tax adjustments made in the first quarter of 1997.


ENERGY DELIVERY

Energy Delivery's pre-tax income from operations increased $3.2 million, or 8%, in the first quarter of 1998 over the same period in 1997. The increase was primarily the result of the positive impact of a natural gas price increase effective January 1998 and lower operating expenses. Energy Delivery's operating revenues and expenses increased $7.9 million and $4.7 million, respectively, during the first quarter of 1998 as compared to 1997.

Retail electric revenues decreased $1.8 million in the first quarter of 1998 compared to the same period in 1997, primarily as a result of a revenue adjustment that occurred in the first quarter of 1997 and decreased customer usage in the first quarter of 1998 due to warmer than normal weather. Natural gas revenues increased $9.7 million in the first quarter of 1998 over 1997 due to a combination of customer growth and increased prices approved by the Washington Utilities and Transportation Commission (WUTC) in November 1997, which was effective January 1, 1998.

Total operating expenses increased $4.7 million in the first quarter of 1998 from 1997. Purchased natural gas costs increased $5.6 million in the first quarter of 1998, primarily from increased therm sales due to higher sales for resale and customer growth. Other operating expenses decreased slightly from the previous year primarily due to milder weather through the first quarter of 1998.

THE WASHINGTON WATER POWER COMPANY
-------------------------------------------------------------------------------

GENERATION AND RESOURCES

Generation and Resources' pre-tax income from operations decreased $12.7 million, or 65%, in the first quarter of 1998 from the same period in 1997. The decrease was primarily due to hydroelectric generation that was 31% lower in the first quarter of 1998 compared to 1997, which resulted in higher levels of purchased power to meet sales commitments. Streamflows in the first quarter of 1998 were 105% of normal, compared to 180% in the first quarter of 1997. In addition, prices for purchased power were 14% higher than in 1997.

Generation and Resources' revenues for the first quarter of 1998 increased $1.5 million over the same period in 1997. During 1997 there was a significant shift in product mix between short- and long-term sales which continued into 1998. Revenues from short-term sales, typically with smaller margins, increased $19.9 million, or 59%, while short-term sales volumes increased 543.3 million mwhs, or 22%, during the first quarter of 1998 over 1997, reflecting higher prices for purchased power in the region. Revenues from long-term sales, typically with higher margins, decreased $14.9 million, or 39%, while long-term sales volumes decreased 384.5 million mwhs, or 30%, during the same period.

Commitments under long-term wholesale sales contracts caused purchased power volumes to increase 5%, which, combined with purchased power costs 14% higher than last year, resulted in a $15.0 million, or 16%, increase in resource costs in the first quarter of 1998 over 1997. This increase accounts for the majority of the increase in Generation and Resources' operating expenses and the decline in gross margins and pre-tax operating income.


NATIONAL ENERGY TRADING AND MARKETING

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, and Avista Advantage, the energy services subsidiary. Although both companies began incurring start-up costs during 1996, Avista Energy only became operational in July 1997. National Energy Trading and Marketing income available for common stock for the first quarter of 1998 was $2.1 million, which was a $2.7 million increase from first quarter 1997 earnings when start-up costs were being incurred. National Energy Trading and Marketing operating revenues and expenses increased $270.9 million and $268.0 million, respectively, during the first quarter of 1998 as compared to 1997 primarily as a result of Avista Energy beginning trading operations in July 1997.


NON-ENERGY

Non-energy operations primarily reflect the results of Pentzer. Non-energy income available for common stock for the first quarter of 1998 was $7.1 million, compared to first quarter 1997 earnings of $1.3 million. The 1998 earnings increase primarily resulted from a transactional gain totaling $5.5 million, net of taxes, recorded by Pentzer as a result of the sale of one of its portfolio companies, Systran Financial Services. Non-transactional income from portfolio companies in the first quarter of 1998 increased $0.4 million over 1997.

Non-energy operating revenues and expenses increased $8.5 million and $9.3 million, respectively, during the first quarter of 1998, as compared to 1997, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies. Income from operations totaled $2.6 million, which was a $0.8 million decrease in 1998 from 1997. This decrease in earnings primarily reflects the reduction in earnings from the portfolio companies sold by Pentzer since the first quarter of 1997 and decreased business activities at several other companies.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash available from operating activities in the first quarter of 1998 decreased $18.2 million from the first quarter of 1997. Changes in various working capital components, such as decreased payables and increased receivables caused cashflows to decrease $24.2 million from the same period of last year, primarily due to Avista Energy's operations. Power and natural gas cost deferrals resulted in slightly increased cashflows in 1998 as compared to decreased cashflows in 1997 when natural gas prices were higher during the first quarter, natural gas customers paid reduced prices and PCA rebates were in effect. Gains/losses on sales and other-net decreased cashflows in 1998 due to non-cash gains on subsidiary transactions recorded by Pentzer and risk management activities by Avista Energy. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities totaled $6.6 million in the first quarter of 1998 compared to $11.5 million in the same period in 1997. Net cash used in investing activities was lower during the first quarter of 1998 primarily as a result of proceeds from the sale of subsidiary investments by Pentzer, partially offset by acquisitions made by Pentzer. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities totaled $49.1 million in the first quarter of 1998 compared to $37.5 million in 1997. Bank borrowings were reduced $28.0 million in the first quarter of 1998. Bank borrowings decreased $60.0 million in the first quarter of 1997 with the proceeds of $60 million of Preferred Trust Securities which were issued in January 1997. The reduction of $2.9 million and $18.3 million in Other-net for the first quarter of 1998 and 1997, respectively, reflects decreases in short and long-term debt by the non-energy companies.


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

The Company has an effective Registration Statement covering up to $250 million of unsecured debt securities, to be issued as Medium-Term Notes, Series C.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $120 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of March 31, 1998, $35.5 million was outstanding under the committed lines of credit, and $45.0 million was outstanding under other short-term borrowing arrangements.


NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

The National Energy Trading and Marketing operations have a credit agreement with a commercial bank that is guaranteed by Avista Corp. The agreement is uncommitted with a demand feature exercisable by the bank at the bank's sole discretion. The maximum cash component of credit extended by the bank is $15 million, with availability of up to $50 million in the issuance of letters of credit. At March 31, 1998, there were no cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $3.6 million. At March 31, 1998, the National Energy Trading and Marketing operations had $9.3 million in cash and cash equivalents.


NON-ENERGY OPERATIONS

The non-energy operations have $21 million in short-term borrowing arrangements available ($14.1 million outstanding as of March 31, 1998) to fund corporate requirements on an interim basis. At March 31, 1998, the non-energy operations had $41.9 million in cash and marketable securities with $43.2 million in long-term debt outstanding.


TOTAL COMPANY

The Company's total common equity increased by $14.2 million during the first quarter of 1998 to $763.0 million, primarily due to increased retained earnings net of dividends declared. The Company's consolidated capital structure at March 31, 1998, was 44% debt, 10% preferred securities (including the Preferred Trust Securities) and 46% common equity as compared to 46% debt, 9% preferred securities and 45% common equity at year-end 1997.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

The Company's current estimates for capital expenditures (as disclosed in the 1997 Form 10-K) do not include any funds that may be required if the Company were to be successful in acquiring additional generation capacity. The Company is continually evaluating opportunities as they become available and also continues to evaluate its overall resource portfolio to maximize the value of its resources and minimize its cost of generation.

Year 2000 The Company continues to move forward with a comprehensive program to address areas of risk associated with the year 2000. Systems and programs that may be affected by the year 2000 problem have been identified and activities are underway to make these systems year 2000 ready. At this time, it is the Company's assessment that all identified modifications that are within the Company's operating control will be made within the required time frames. Current estimates of costs remain within the initial range of estimated costs reported in the Company's 1997 Form 10-K.


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1997 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

OTHER.

Federal Energy Regulatory Commission (FERC) Order On April 30, 1998, the FERC issued an order asserting that the Company and Avista Energy had violated Orders No. 888 and 889. The order directs the companies to show cause why, as a result of the alleged violations, the FERC should not require refunds of certain market-based power sales profits and, further, suspend, for six months, Avista Energy's use of its market-based power sales tariff for any transaction that would use the Company's transmission system.

Background: On October 30, 1997, Avista Energy submitted a request on the Company's open-access same-time information system (OASIS) for interruptible firm transmission service, pursuant to the Western Systems Power Pool agreement, to transmit 29 MW for a two-month period (November and December 1997). The Company and Avista Energy entered into a separate agreement to provide Avista Energy with interruptible firm service which, according to the show cause order, provided terms superior to the terms for non-firm service under the Company's pro forma tariff. The Company provided the wheeling under service schedule D of the Western Systems Power Pool agreement and was under the impression that neither the FERC's affiliate conduct requirements nor Avista Energy's and the Company's code of conduct precluded the Company from providing such service, but that the Company was required to make a separate filing pursuant to section 205 of the Federal Power Act. On November 28, 1997, the Company filed with the FERC the letter agreement under which it was providing the transmission service to Avista Energy. In a January 8, 1998, deficiency letter, the commission staff informed the Company that the proposed letter agreement failed to meet the requirement that Avista Energy must take service under the Company's open-access tariff as a condition of its market-based rate approval.

While the Company and Avista Energy consider any sanction a serious matter, the proposed sanctions would apply only to transactions utilizing the Company's transmission system in eastern Washington, northern Idaho and western Montana. It would not affect any other counterparty transactions or the on-going trading and marketing functions of Avista Energy. The amount of profits that the FERC proposed to be refunded would not be material to the consolidated financial position of the Company. The Company and Avista Energy have 14 days from the date of the order to respond.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA.

At March 31, 1998, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $730.8 million. Of such amount, $167.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $449.3 million represents secured indebtedness of the Company. The balance of $114.0 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                            12 Months Ended
                                                       -----------------------------
                                                       March 31,        December 31,
                                                        1998                 1997
                                                       ---------        ------------
    Ratio of Earnings to Fixed Charges                  3.43(x)           3.49(x)

    Ratio of Earnings to Fixed Charges and
        Preferred Dividend Requirements                 3.14(x)           3.12(x)

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


                                       THE WASHINGTON WATER POWER COMPANY
                                                  (Registrant)


Date:  May 14, 1998                         /s/  J. E. Eliassen
                                          ------------------------
                                                 J. E. Eliassen
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer
                                             (Principal Accounting and
                                               Financial Officer)