Form 10-Q
period 1998-06-30
WASHINGTON WATER POWER CO
filed 1998-08-10
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)


         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-3701


                       THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Washington                                     91-0462470
-------------------------------------------------         ----------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

1411 East Mission Avenue, Spokane, Washington                   99202-2600
-------------------------------------------------         ----------------------
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

                              Yes [X]     No [ ]



At July 31, 1998, 55,960,360 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information:

              Item 1. Financial Statements

                  Consolidated Statements of Income - Three Months Ended
                      June 30, 1998 and 1997............................................        3

                  Consolidated Statements of Income - Six Months Ended
                      June 30, 1998 and 1997............................................        4

                  Consolidated Balance Sheets - June 30, 1998
                      and December 31, 1997.............................................        5

                  Consolidated Statements of Capitalization - June 30, 1998
                      and December 31, 1997.............................................        6

                  Consolidated Statements of Cash Flows - Six Months Ended
                      June 30, 1998 and 1997............................................        7

                  Schedule of Information by Business Segments - Three Months Ended
                      June 30, 1998 and 1997............................................        8

                  Schedule of Information by Business Segments - Six Months Ended
                      June 30, 1998 and 1997............................................       10

                  Notes to Consolidated Financial Statements............................       12

              Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................       16

Part II. Other Information:

              Item 4. Submission of Matters to a Vote of Security Holders...............       22

              Item 5. Other Information.................................................       22

              Item 6. Exhibits and Reports on Form 8-K..................................       23

Signature...............................................................................       24

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                               1998              1997
                                                             ---------         ---------
OPERATING REVENUES ..................................        $ 632,995         $ 236,274
                                                             ---------         ---------

OPERATING EXPENSES:
   Resource costs ...................................          476,001           106,025
   Operations and maintenance .......................           50,654            41,263
   Administrative and general .......................           35,795            25,832
   Depreciation and amortization ....................           17,452            17,458
   Taxes other than income taxes ....................           11,151            11,027
                                                             ---------         ---------
      Total operating expenses ......................          591,053           201,605
                                                             ---------         ---------

INCOME FROM OPERATIONS ..............................           41,942            34,669
                                                             ---------         ---------

OTHER INCOME (EXPENSE):
   Interest expense .................................          (16,855)          (16,200)
   Interest on income tax recovery ..................               --            47,337
   Net gain on subsidiary transactions ..............               --             3,339
   Other income (deductions)-net ....................              (89)           (6,340)
                                                             ---------         ---------
      Total other income (expense)-net ..............          (16,944)           28,136
                                                             ---------         ---------

INCOME BEFORE INCOME TAXES ..........................           24,998            62,805

INCOME TAXES ........................................            9,355            14,330
                                                             ---------         ---------

NET INCOME ..........................................           15,643            48,475

DEDUCT-Preferred stock dividend requirements ........              788             1,812
                                                             ---------         ---------

INCOME AVAILABLE FOR COMMON STOCK ...................        $  14,855         $  46,663
                                                             =========         =========

Average common shares outstanding (thousands) .......           55,960            55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED        $    0.27         $    0.83

Dividends paid per common share .....................        $    0.31         $    0.31



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                1998                1997
                                                             -----------         -----------
OPERATING REVENUES ..................................        $ 1,204,664         $   520,285
                                                             -----------         -----------

OPERATING EXPENSES:
   Resource costs ...................................            885,256             230,601
   Operations and maintenance .......................             97,864              84,026
   Administrative and general .......................             62,418              46,014
   Depreciation and amortization ....................             34,602              34,920
   Taxes other than income taxes ....................             25,882              25,997
                                                             -----------         -----------
      Total operating expenses ......................          1,106,022             421,558
                                                             -----------         -----------

INCOME FROM OPERATIONS ..............................             98,642              98,727
                                                             -----------         -----------

OTHER INCOME (EXPENSE):
   Interest expense .................................            (34,060)            (32,516)
   Interest on income tax recovery ..................                 --              47,337
   Net gain on subsidiary transactions ..............              7,611               3,454
   Other income (deductions)-net ....................              4,947                 360
                                                             -----------         -----------
      Total other income (expense)-net ..............            (21,502)             18,635
                                                             -----------         -----------

INCOME BEFORE INCOME TAXES ..........................             77,140             117,362

INCOME TAXES ........................................             29,265              39,039
                                                             -----------         -----------

NET INCOME ..........................................             47,875              78,323

DEDUCT-Preferred stock dividend requirements ........              1,612               3,590
                                                             -----------         -----------

INCOME AVAILABLE FOR COMMON STOCK ...................        $    46,263         $    74,733
                                                             ===========         ===========

Average common shares outstanding (thousands) .......             55,960              55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED        $      0.83         $      1.34

Dividends paid per common share .....................        $      0.62         $      0.62



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                       June 30,        December 31,
                                                                        1998              1997
                                                                      ----------        ----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents .................................        $   30,386        $   30,593
   Temporary cash investments ................................            13,832            22,641
   Accounts and notes receivable-net .........................           227,833           176,882
   Energy commodity assets ...................................           301,957            76,449
   Materials and supplies, fuel stock and natural gas stored .            48,573            42,148
   Prepayments and other .....................................            36,733            28,130
                                                                      ----------        ----------
     Total current assets ....................................           659,314           376,843
                                                                      ----------        ----------

UTILITY PROPERTY:
   Utility plant in service-net ..............................         2,069,490         2,031,026
   Construction work in progress .............................            35,972            37,446
                                                                      ----------        ----------
     Total ...................................................         2,105,462         2,068,472
   Less:  Accumulated depreciation and amortization ..........           659,901           635,349
                                                                      ----------        ----------
     Net utility plant .......................................         1,445,561         1,433,123
                                                                      ----------        ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ..........................            65,876            69,013
   Non-utility properties and investments-net ................           215,234           195,046
   Energy commodity assets ...................................           370,189            13,103
   Other-net .................................................            23,665            20,065
                                                                      ----------        ----------
     Total other property and investments ....................           674,964           297,227
                                                                      ----------        ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax .................           173,722           176,682
   Conservation programs .....................................            50,878            53,338
   Unamortized debt expense ..................................            22,880            23,978
   Prepaid power purchases ...................................            12,794            18,134
   Other-net .................................................            29,362            32,460
                                                                      ----------        ----------
     Total deferred charges ..................................           289,636           304,592
                                                                      ----------        ----------

        TOTAL ................................................        $3,069,475        $2,411,785
                                                                      ==========        ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable ..........................................        $  231,088        $  154,312
   Energy commodity liabilities ..............................           291,683            70,135
   Taxes and interest accrued ................................            26,887            35,705
   Other .....................................................            66,294            79,586
                                                                      ----------        ----------
     Total current liabilities ...............................           615,952           339,738
                                                                      ----------        ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Energy commodity liabilities ..............................           356,520            10,556
   Non-current liabilities ...................................            30,984            25,515
   Deferred income taxes .....................................           358,750           352,749
   Other deferred credits ....................................            14,430            17,230
                                                                      ----------        ----------
     Total non-current liabilities and deferred credits ......           760,684           406,050
                                                                      ----------        ----------

CAPITALIZATION (See Consolidated Statements of Capitalization)         1,692,839         1,665,997
                                                                      ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

        TOTAL ................................................        $3,069,475        $2,411,785
                                                                      ==========        ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                          June 30,           December 31,
                                                                                            1998                1997
                                                                                         -----------         -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
      7 1/8% due December 1, 2013 ...............................................        $    66,700         $    66,700
      7 2/5% due December 1, 2016 ...............................................             17,000              17,000
      Secured Medium-Term Notes:
        Series A - 5.95% to 8.06% due 2000 through 2023 .........................            211,500             211,500
        Series B - 6.20% to 8.25% due 1999 through 2010 .........................            150,000             150,000
                                                                                         -----------         -----------
        Total first mortgage bonds ..............................................            445,200             445,200
                                                                                         -----------         -----------

   Pollution Control Bonds:
      6% Series due 2023 ........................................................              4,100               4,100

   Unsecured Medium-Term Notes:
      Series A - 7.94% to 9.58% due 1998 through 2007 ...........................             52,500              52,500
      Series B - 6.75% to 8.23% due 1999 through 2023 ...........................            115,000             115,000
      Series C - 6.37% to 6.88% due 2028 ........................................             45,000                  --
                                                                                         -----------         -----------
        Total unsecured medium-term notes .......................................            212,500             167,500
                                                                                         -----------         -----------

   Notes payable (due within one year) to be refinanced .........................             80,000             108,500
   Other ........................................................................             46,681              36,885
                                                                                         -----------         -----------
      Total long-term debt ......................................................            788,481             762,185
                                                                                         -----------         -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
      7 7/8%, Series A, due 2037 ................................................             60,000              60,000
      Floating Rate, Series B, due 2037 .........................................             50,000              50,000
                                                                                         -----------         -----------
        Total company-obligated mandatorily redeemable preferred trust securities            110,000             110,000
                                                                                         -----------         -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
      $8.625 Series I; 100,000 shares outstanding ($100 stated value) ...........                 --              10,000
      $6.95 Series K; 350,000 shares outstanding ($100 stated value) ............             35,000              35,000
                                                                                         -----------         -----------
        Total subject to mandatory redemption ...................................             35,000              45,000
                                                                                         -----------         -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
      55,960,360 shares outstanding .............................................            594,852             594,852
   Note receivable from employee stock ownership plan ...........................             (9,770)             (9,750)
   Capital stock expense and other paid in capital ..............................            (10,173)            (10,143)
   Unrealized investment gain-net ...............................................                946               2,077
   Retained earnings ............................................................            183,503             171,776
                                                                                         -----------         -----------
      Total common equity .......................................................            759,358             748,812
                                                                                         -----------         -----------

TOTAL CAPITALIZATION ............................................................        $ 1,692,839         $ 1,665,997
                                                                                         ===========         ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                          1998              1997
                                                                       ---------         ---------
OPERATING  ACTIVITIES:
   Net income .................................................        $  47,875         $  78,323
   NON-CASH ITEMS INCLUDED IN NET INCOME:
      Depreciation and amortization ...........................           34,602            34,920
      Provision for deferred income taxes .....................            9,923            34,983
      Allowance for equity funds used during construction .....             (692)             (599)
      Power and natural gas cost deferrals and amortizations ..               71           (12,850)
      Gains/losses on sales and other-net .....................          (17,194)          (15,685)
      (Increase) decrease in working capital components:
        Receivables and prepaid expense .......................          (63,139)           11,793
        Materials & supplies, fuel stock and natural gas stored           (6,425)           (3,556)
        Payables and other accrued liabilities ................           60,802            (1,583)
        Other .................................................            3,892            12,710
                                                                       ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................           69,715           138,456
                                                                       ---------         ---------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ...          (39,933)          (37,625)
   Other capital requirements .................................           (5,760)           (4,079)
   Decrease in other noncurrent balance sheet items-net .......            1,898             8,255
   Proceeds from sale of subsidiary investments ...............           16,385                71
   Assets acquired and investments in subsidiaries ............          (33,517)           (1,760)
                                                                       ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES .........................          (60,927)          (35,138)
                                                                       ---------         ---------

FINANCING ACTIVITIES:
   Decrease in short-term borrowings ..........................          (28,500)          (85,000)
   Proceeds from issuance of preferred trust securities .......               --           110,000
   Redemption of preferred stock ..............................          (10,000)          (20,000)
   Proceeds from issuance of long-term debt ...................           51,000                --
   Redemption and maturity of long-term debt ..................           (6,000)          (20,000)
   Cash dividends paid ........................................          (36,343)          (38,360)
   Other-net ..................................................           20,848           (28,248)
                                                                       ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES .........................           (8,995)          (81,608)
                                                                       ---------         ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ............             (207)           21,710
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ................           30,593             8,211
                                                                       ---------         ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD ......................        $  30,386         $  29,921
                                                                       =========         =========



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest ................................................        $  31,764         $  36,913
      Income taxes ............................................           29,296            33,955
   Noncash financing and investing activities:
      Property purchased under capitalized leases .............              396             1,290



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                             1998                1997
                                                          -----------         -----------
OPERATING REVENUES:
   Energy Delivery ...............................        $    81,883         $    77,874
   Generation and Resources ......................            120,127             120,509
   National Energy Trading and Marketing .........            380,864               2,018
   Non-energy ....................................             53,429              35,899
   Intersegment eliminations .....................             (3,308)                (26)
                                                          -----------         -----------
      Total operating revenues ...................        $   632,995         $   236,274
                                                          ===========         ===========

RESOURCE COSTS:
   Energy Delivery:
      Natural gas purchased for resale ...........        $    18,570         $    17,594
      Other ......................................               (734)                (43)
   Generation and Resources:
      Power purchased ............................             73,613              64,857
      Fuel for generation ........................              7,819               5,981
      Other ......................................             10,188              15,996
   National Energy Trading and Marketing:
      Cost of sales ..............................            366,545               1,640
                                                          -----------         -----------
      Total resource costs (excluding Non-energy)         $   476,001         $   106,025
                                                          ===========         ===========

GROSS MARGINS:
   Energy Delivery ...............................        $    64,047         $    60,323
   Generation and Resources ......................             28,507              33,675
   National Energy Trading and Marketing .........             14,319                 378
                                                          -----------         -----------
      Total gross margins (excluding Non-energy) .        $   106,873         $    94,376
                                                          ===========         ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ...............................        $    14,618         $    14,217
   Generation and Resources ......................              4,855               5,163
   National Energy Trading and Marketing .........              7,717               1,955
   Non-energy ....................................              8,605               4,497
                                                          -----------         -----------
      Total administrative and general expenses ..        $    35,795         $    25,832
                                                          ===========         ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ...............................        $     8,639         $     8,102
   Generation and Resources ......................              6,260               6,440
   National Energy Trading and Marketing .........                180                  --
   Non-energy ....................................              2,373               2,916
                                                          -----------         -----------
      Total depreciation and amortization expenses        $    17,452         $    17,458
                                                          ===========         ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ...............................        $    18,000         $    14,935
   Generation and Resources ......................             14,950              19,739
   National Energy Trading and Marketing .........              6,419              (2,065)
   Non-energy ....................................              2,573               2,060
                                                          -----------         -----------
      Total income from operations ...............        $    41,942         $    34,669
                                                          ===========         ===========

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ..        $     9,491         $    44,845
   National Energy Trading and Marketing .........              4,017              (1,313)
   Non-energy ....................................              1,347               3,131
                                                          -----------         -----------
      Total income available for common stock ....        $    14,855         $    46,663
                                                          ===========         ===========

ASSETS: (1997 amounts at December 31)
   Energy Delivery ...............................        $ 1,046,798         $ 1,051,585
   Generation and Resources ......................            606,583             620,142
   Other utility .................................            256,708             255,012
   National Energy Trading and Marketing .........            885,544             214,630
   Non-energy ....................................            273,842             270,416
                                                          -----------         -----------
      Total assets ...............................        $ 3,069,475         $ 2,411,785
                                                          ===========         ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ...............................        $    16,268         $    18,940
   Generation and Resources ......................              3,990              (1,837)
   National Energy Trading and Marketing .........                742                 360
   Non-energy ....................................              2,733               3,229
                                                          -----------         -----------
      Total capital expenditures .................        $    23,733         $    20,692
                                                          ===========         ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                             1998                1997
                                                          -----------         -----------
OPERATING REVENUES:
   Energy Delivery ...............................        $   209,176         $   196,016
   Generation and Resources ......................            247,038             247,207
   National Energy Trading and Marketing .........            651,921               2,129
   Non-energy ....................................            101,113              75,000
   Intersegment eliminations .....................             (4,584)                (67)
                                                          -----------         -----------
      Total operating revenues ...................        $ 1,204,664         $   520,285
                                                          ===========         ===========

RESOURCE COSTS:
   Energy Delivery:
      Natural gas purchased for resale ...........        $    56,489         $    49,933
      Other ......................................             (1,960)               (475)
   Generation and Resources:
      Power purchased ............................            159,508             136,764
      Fuel for generation ........................             17,289              15,643
      Other ......................................             22,503              27,096
   National Energy Trading and Marketing:
      Cost of sales ..............................            631,427               1,640
                                                          -----------         -----------
      Total resource costs (excluding Non-energy)         $   885,256         $   230,601
                                                          ===========         ===========

GROSS MARGINS:
   Energy Delivery ...............................        $   154,647         $   146,558
   Generation and Resources ......................             47,738              67,704
   National Energy Trading and Marketing .........             20,494                 489
                                                          -----------         -----------
      Total gross margins (excluding Non-energy) .        $   222,879         $   214,751
                                                          ===========         ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ...............................        $    25,790         $    25,738
   Generation and Resources ......................              8,379               8,967
   National Energy Trading and Marketing .........             11,720               2,599
   Non-energy ....................................             16,529               8,710
                                                          -----------         -----------
      Total administrative and general expenses ..        $    62,418         $    46,014
                                                          ===========         ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ...............................        $    17,315         $    16,223
   Generation and Resources ......................             12,442              13,055
   National Energy Trading and Marketing .........                346                  59
   Non-energy ....................................              4,499               5,583
                                                          -----------         -----------
      Total depreciation and amortization expenses        $    34,602         $    34,920
                                                          ===========         ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ...............................        $    63,372         $    55,866
   Generation and Resources ......................             21,713              40,499
   National Energy Trading and Marketing .........              8,416              (3,055)
   Non-energy ....................................              5,141               5,417
                                                          -----------         -----------
      Total income from operations ...............        $    98,642         $    98,727
                                                          ===========         ===========

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ..        $    31,759         $    72,215
   National Energy Trading and Marketing .........              6,080              (1,954)
   Non-energy ....................................              8,424               4,472
                                                          -----------         -----------
      Total income available for common stock ....        $    46,263         $    74,733
                                                          ===========         ===========

ASSETS: (1997 amounts at December 31)
   Energy Delivery ...............................        $ 1,046,798         $ 1,051,585
   Generation and Resources ......................            606,583             620,142
   Other utility .................................            256,708             255,012
   National Energy Trading and Marketing .........            885,544             214,630
   Non-energy ....................................            273,842             270,416
                                                          -----------         -----------
      Total assets ...............................        $ 3,069,475         $ 2,411,785
                                                          ===========         ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ...............................        $    32,300         $    32,490
   Generation and Resources ......................              6,663                 483
   National Energy Trading and Marketing .........                902                 468
   Non-energy ....................................              5,208               3,996
                                                          -----------         -----------
      Total capital expenditures .................        $    45,073         $    37,437
                                                          ===========         ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." It requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended June 30, 1998 and 1997, accumulated comprehensive income totaled $(1.3) million and $3.6 million, respectively. For the six months ended June 30, 1998 and 1997, accumulated comprehensive income totaled $(0.9) million and $4.3 million, respectively.

The Financial Accounting Standards Board (FASB) issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on the company's balance sheets. The Company does not expect any significant impact on the Company's financial position or results of operations as a result of adopting this standard, but additional footnote disclosure will likely be required.

ALLOCATION OF REVENUES AND EXPENSES FOR REPORTING BUSINESS SEGMENTS

A portion of the utility's revenues and expenses have been allocated between two business segments in order to report results of operations by the individual lines of business - (1) Energy Delivery and (2) Generation and Resources. The Energy Delivery business reports the results of the Company's transmission and distribution services for retail electric operations and all natural gas operations. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results of the Generation and Resources line of business. The results of all natural gas operations are included in the Energy Delivery line of business because natural gas trackers allow natural gas costs to pass through within that line of business without the commodity prices having a material income effect. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas commodity trading and wholesale marketing primarily to other utilities and power brokers in the western United States.


NOTE 2.  ENERGY COMMODITY TRADING

Notional Amounts and Terms The notional amounts and terms of Avista Energy's outstanding financial instruments at June 30, 1998 are set forth below:

                                                Fixed Price         Fixed Price           Maximum
                                                   Payor             Receiver        Terms in Years
                                                -----------        ------------      --------------
         Energy commodities (volumes)
              Natural gas (mmBTU)               744,958,504        684,834,123              13
              Electric  (MWh)                    53,738,270         41,642,984               9


At June 30, 1998, Avista Energy also had sales and purchase commitments associated with contracts based on market prices totaling 336,352,251 mmBTUs, with terms extending up to 5 years. The fixed index electric transactions totaled 1,955,880 MWhs, with terms extending up to 3 years.

Notional amounts reflect the volume of transactions but do not necessarily represent the amounts exchanged by the parties to the commodity derivative instruments. Accordingly, notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


future cash flows as these positions may be offset in the markets at any time in response to Avista Energy's risk management needs.

Fair Value The fair value of Avista Energy's financial instruments as of June 30, 1998, and the average fair value of those instruments held during the six months ended June 30, 1998 are set forth below (dollars in thousands):

                                       Fair Value                                        Average Fair Value for the
                                   as of June 30, 1998                                  six months ended June 30, 1998
                 ------------------------------------------------------     --------------------------------------------------------
                 Current       Long-term       Current       Long-term      Current        Long-term     Current         Long-term
                 Assets          Assets      Liabilities    Liabilities      Assets          Assets     Liabilities      Liabilities
                 ------          ------      -----------    -----------     -------          ------     -----------      -----------
Natural gas       88,235         24,844         82,960         26,140         72,237         16,026         70,150         15,400
Electric         213,722        345,345        208,723        330,380        114,933        127,832        110,191        120,160
                 -------        -------        -------        -------        -------        -------        -------        -------
Total            301,957        370,189        291,683        356,520        187,170        143,858        180,341        135,560


The weighted average term of Avista Energy's natural gas and related commodity derivative instruments as of June 30, 1998 was approximately three months. The weighted average term of Avista Energy's electric commodity derivatives at June 30, 1998 was approximately ten months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1997 to June 30, 1998 was $9.0 million and is included on the Consolidated Statements of Income in operating revenues.


NOTE 3.  NATIONAL ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective August 1, 1997, Howard Energy Marketing, which serves customers in the upper Midwest and Northeast United States, and Avista Energy formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company. Avista Energy's initial equity investment in Howard/Avista was $25 million, resulting in a 50% ownership interest. The investment in Howard/Avista is accounted for using the equity method of accounting. Under this method, equity in the net income or losses of Howard/Avista is reflected in Other Income (Deductions)-net on the Consolidated Statements of Income for the three and six months ended June 30, 1998. The net investment in the net assets of Howard/Avista is included in Non-utility Properties and Investments-net on the Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.

The following selected financial information reflects Howard/Avista's financial position on a total (100%) basis and operating results as of and for the three and six months ended June 30, 1998:

RESULTS OF OPERATIONS   (thousands of dollars)

                                                            Three months ended   Six months ended
                                                              June 30, 1998       June 30, 1998
                                                              -------------       -------------
                Revenues                                       $   473,653         $ 1,153,231
                Operating Expenses                                (475,311)         (1,153,866)
                Other Income-net                                     1,565               2,214
                                                               -----------         -----------
                Net Income (pre-tax)                           $       (93)        $     1,579
                                                               ===========         ===========

               Avista Energy's equity in earnings
                  of Howard/Avista Energy LLC (pre-tax)        $       (47)        $       790


FINANCIAL POSITION   (thousands of dollars)

                                                            June 30, 1998   December 31, 1997
                                                            -------------   -----------------
               Current Assets                                  $285,890        $400,150
               Other Assets                                       3,844           1,960
                                                               --------        --------
               Total Assets                                    $289,734        $402,110
                                                               ========        ========

               Current Liabilities                             $234,612        $348,339
               Other Liabilities                                     --             228
                                                               --------        --------
               Total Liabilities                                234,612         348,567
               Equity                                            55,122          53,543
                                                               --------        --------
               Total Liabilities and Equity                    $289,734        $402,110
                                                               ========        ========

               Avista Energy's equity investment
                  in Howard/Avista Energy LLC (pre-tax)        $ 27,561        $ 26,772

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


NOTE 4.  FINANCINGS

The Company issued $45 million of Unsecured Medium-Term Notes, Series C during the second quarter of 1998, with rates between 6.37% and 6.88% and maturity dates in 2028.

The Company restricted 2.5 million shares of its common stock for a long-term incentive plan for officers of the Company. No shares had been issued and no proceeds had been collected under this plan as of June 30, 1998.

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular lawsuit. To-date, there have been no material developments since the 1997 Form 10-K was issued, with the exception of the Itron litigation.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


ITRON LITIGATION

On August 19, 1997, a class action lawsuit was filed in the Superior Court of Spokane County against Itron, Inc. (Itron), and certain named individuals, as well as the Company, alleging violation of the Washington State Securities Act, the Washington Consumer Protection Act, and negligent misrepresentation. It is alleged that the Company was a controlling person of Itron by virtue of its ownership, at one time, of approximately 12% of the outstanding shares of Itron, and knew or should have known of the alleged false or misleading statements relating to the development of Itron's fixed network meter reading systems and the market therefor. On July 31, 1998, the court issued a memorandum decision dismissing the action, finding that the plaintiffs had failed to state a cause of action.

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

In April, 1998, Pentzer completed the purchase of two new companies. Universal Showcase, Ltd., in Toronto, Canada and Triangle Systems, Inc., in New York, both produce store fixtures.

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

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all natural gas operations, and other energy products and services. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales, trading and wholesale marketing primarily to other utilities and power brokers in the Western Systems Coordinating Council.

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

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth, which could subject the Company to a higher degree of risk than that of a traditional regulated public utility company.


RESULTS OF OPERATIONS


OVERALL OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Second quarter 1998 net income available for common stock was $14.9 million compared to second quarter 1997 income of $46.7 million. The decrease in earnings was primarily the result of the receipt of $41.4 million in the second quarter of 1997 in interest income from an income tax recovery, partially offset by $9.8 million, after taxes, in non-recurring accounting transactions. The 1998 net income figures include increased earnings from National Energy Trading and Marketing activities, which were partially offset by decreased earnings from Generation and Resources operations, due in large part to increased resource costs in the second quarter of 1998 as compared to the same period in 1997.

         Earnings per share for the second quarter of 1998 were $0.27 as compared to $0.83 in the second quarter of 1997. Energy Delivery and Generation and Resources contributed $0.17 to earnings per share for the second quarter of 1998 compared to $0.80 in the second quarter of 1997, with the decrease resulting from the income tax recovery. National Energy Trading and Marketing operations contributed $0.07 to earnings per share in the second quarter of 1998 compared to a loss of $0.02 in the same period in 1997. Non-energy operations contributed $0.03 to earnings per share for the second quarter of 1998 compared to $0.05 in the same period in 1997, primarily due to a $2.0 million transactional gain on the sale of a portfolio company by Pentzer during the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net income available for common stock for the first half of 1998 was $46.3 million compared to $74.7 million for the first six months of 1997. The decrease in earnings was primarily the result of the receipt of $41.4 million in the second quarter of 1997 in interest income from the income tax recovery, partially offset by $9.8 million in non-recurring accounting transactions. The 1998 net income figures include increased earnings from National Energy Trading and Marketing activities and a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer which occurred in the first quarter of 1998. The increase in earnings was partially offset by decreased earnings from Generation and Resources operations, due in large part to increased resource costs in the first six months of 1998 as compared to the same period in 1997.

         Earnings per share for the first half of 1998 were $0.83 as compared to $1.34 in the first six months of 1997. Energy Delivery and Generation and Resources contributed $0.57 to earnings per share for the first half of 1998 compared to $1.29 in the first six months of 1997. The reduction in the 1998 figures was primarily due to the income tax recovery in 1997. Ongoing operations for the first six months of 1997 (removing the effects of the income tax recovery and non-recurring transactions) would have resulted in total earnings per share of $0.77 and utility earnings of $0.72 per share. National Energy Trading and Marketing operations contributed $0.11 to earnings per share in the first six months of 1998 compared to a loss of $0.03 in the same period in 1997. Non-energy operations contributed $0.15 to earnings per

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


share for the first half of 1998 compared to $.08 in the same period in 1997, due to a $0.10 per share contribution from the 1998 $5.5 million transactional gain discussed above.


ENERGY DELIVERY

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Energy Delivery's pre-tax income from operations increased $3.0 million, or 20%, in the second quarter of 1998 over the same period in 1997. The increase was primarily the result of customer growth and the positive impact of a natural gas price increase effective January 1998. Energy Delivery's operating revenues and expenses increased $4.0 million and $1.0 million, respectively, during the second quarter of 1998 as compared to 1997.

Natural gas revenues increased $3.8 million in the second quarter of 1998 over 1997 due to a combination of customer growth and increased prices approved by the Washington Utilities and Transportation Commission (WUTC) in November 1997, which was effective January 1, 1998.

Total operating expenses increased $1.0 million in the second quarter of 1998 from 1997 due to increased purchased natural gas costs as a result of both higher prices paid during 1998 and increased therm sales due to customer growth.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Energy Delivery's pre-tax income from operations increased $7.5 million, or 13%, in the first six months of 1998 over 1997. The increase was primarily the result of customer growth and the positive impact of a natural gas price increase effective January 1998. Energy Delivery's operating revenues and expenses increased $13.2 million and $5.7 million, respectively, during the first half of 1998 as compared to 1997.

Natural gas revenues increased $13.5 million in the first six months of 1998 over 1997 due to a combination of increased sales due to a greater volume of sales for resale and 5% customer growth and increased prices approved by the WUTC.

Purchased natural gas costs increased $6.6 million in the first half of 1998, primarily from increased therm sales due to higher sales for resale and customer growth. Other operating and maintenance expenses decreased slightly from the previous year primarily due to milder weather and fewer storms through the first half of 1998.


GENERATION AND RESOURCES

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Generation and Resources' pre-tax income from operations decreased $4.8 million, or 24%, in the second quarter of 1998 from the same period in 1997. The decrease was primarily due to hydroelectric generation that was 16% lower in the second quarter of 1998 compared to 1997, which resulted in higher levels of purchased power to meet sales commitments, and the impact of a shifting product mix as described below. Streamflows in the second quarter of 1998 were 86% of normal, compared to 178% in the second quarter of 1997.

Increased wholesale sales and decreased hydroelectric generation caused purchased power volumes to increase 11%, which, combined with purchased power prices 3% higher than last year, resulted in an $8.8 million, or 14%, increase in purchased power costs in the second quarter of 1998 over 1997. This increase accounts for the majority of the increase in Generation and Resources' operating expenses and the decline in gross margins and pre-tax operating income.

During 1997 there was a significant shift in product mix between short- and long-term sales which continued into 1998. This trend is expected to continue due to the expiration of older sales contracts with higher margins, fewer long-term contracts being entered into and tightening margins on new sales contracts. Revenues from short-term sales, typically with smaller margins, increased $23.2 million, or 63%, while short-term sales volumes increased 727.9 million mwhs, or only 23%, during the second quarter of 1998 over 1997, reflecting higher prices for purchased power in the region. Revenues from long-term sales, typically with higher margins, decreased $23.2 million, or 54%, while long-term sales volumes decreased 312.6 million mwhs, or 30%, during the same period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Generation and Resources' pre-tax income from operations decreased $18.8 million, or 46%, in the first six months of 1998 from the same period in 1997. The decrease was primarily due to hydroelectric generation that was 22% lower in the first half of 1998 compared to 1997, which resulted in higher levels of purchased power to meet sales commitments and the impact of a shifting product mix as described below. Streamflows in the first six months of 1998 were 91% of normal, compared to 180% in the first half of 1997.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


Increased wholesale sales and decreased hydroelectric generation caused purchased power volumes to increase 8%, which, combined with purchased power prices 8% higher than last year, resulted in a $22.7 million, or 17%, increase in purchased power costs in the first half of 1998 over 1997. This increase accounts for the majority of the increase in Generation and Resources' operating expenses and the decline in gross margins and pre-tax operating income.

The same shift in product mix and the reasons behind it, as discussed above, were also relevant to the results for the six months ended June 30, 1998. Revenues from short-term sales, typically with smaller margins, increased $43.1 million, or 61%, while short-term sales volumes increased 1,271.2 million mwhs, or 22%, during the first six months of 1998 over 1997, reflecting higher prices for purchased power in the region. Revenues from long-term sales, typically with higher margins, decreased $38.1 million, or 47%, while long-term sales volumes decreased 697.1 million mwhs, or 30%, during the same period.


NATIONAL ENERGY TRADING AND MARKETING

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, and Avista Advantage, the energy services subsidiary. Although both companies began incurring start-up costs during 1996, Avista Energy only became operational in July 1997. National Energy Trading and Marketing income available for common stock for the second quarter of 1998 was $4.0 million, which was a $5.3 million increase over second quarter 1997 earnings when start-up costs were being incurred. National Energy Trading and Marketing operating revenues and expenses increased $378.8 million and $370.4 million, respectively, during the second quarter of 1998 as compared to 1997 primarily as a result of Avista Energy beginning trading operations in July 1997. During this period, Avista Energy added experienced electricity and natural gas traders both in its Eastern and Western markets.

Credit reserves were reviewed thoroughly during the second quarter in light of events discussed below and are believed to be at adequate levels. National Energy Trading and Marketing's total assets and liabilities increased by approximately $517 million during the second quarter of 1998. This increase resulted from both the volume of transactions increasing and the impact of the market's extreme price volatility on forward price curves, thereby increasing the valuation of Avista Energy's mark-to-market assets and liabilities.

Avista Energy provided positive results for the second quarter despite the extreme price volatility experienced in power markets in the Midwest and East during June. The company was well-positioned in its market, which allowed net gains in its portfolio during the period of high volatility. Avista Energy expected high volatility in Eastern electric markets in the summer of 1998 based on expected demand and the high probability of a weather-related impact on energy prices. As a result, Avista Energy established positions in anticipation of volatile market swings, and in turn experienced positive earnings in its portfolio during this period. However, there is no guarantee that positive results can or will always be achieved. Avista Energy marks its trading portfolio to fair market value on a daily basis, which can cause earnings variability. For additional information about market risk and credit risk, see
Liquidity: Energy Trading Business.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

National Energy Trading and Marketing income available for common stock for the first six months of 1998 was $6.1 million, which was an $8.0 million increase over the first half of 1997 when start-up costs were being incurred. National Energy Trading and Marketing operating revenues and expenses increased $649.8 million and $638.3 million, respectively, during the first half of 1998 as compared to 1997 primarily as a result of Avista Energy beginning trading operations in July 1997.


NON-ENERGY

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Non-energy income available for common stock for the second quarter of 1998 was $1.3 million, compared to second quarter 1997 earnings of $3.1 million. The decrease in 1998 earnings primarily resulted from a second quarter 1997 transactional gain totaling $2.0 million, net of taxes, recorded by Pentzer as a result of the sale of one of its portfolio companies, Safety Speed Cut. Transactional gains decreased $2.8 million in the second quarter of 1998 from 1997, but were partially offset by a $1.4 million increase in non-transactional income primarily from increased earnings from portfolio companies.

Non-energy operating revenues and expenses increased $17.5 million and $17.0 million, respectively, during the second quarter of 1998, as compared to 1997, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies. Income from operations totaled $2.6 million, which was a $0.5 million increase in 1998 over 1997. During the second quarter of 1998, Pentzer recognized $0.8 million, net of tax, of additional compensation expense related to a change in the vesting schedule for stock options in its portfolio companies previously granted to the retiring CEO of the Company.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Non-energy income available for common stock for the first six months of 1998 was $8.4 million, compared to 1997 earnings of $4.5 million. The 1998 earnings increase primarily resulted from a transactional gain totaling $5.5 million, net of taxes, recorded by Pentzer in the first quarter as a result of the sale of one of its portfolio companies, Systran Financial Services. Transactional gains increased $3.4 million in the first half of 1998 over 1997, while non-transactional income from portfolio companies increased $1.8 million.

Non-energy operating revenues and expenses increased $26.1 million and $26.4 million, respectively, during the first half of 1998, as compared to 1997, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies. Income from operations totaled $5.1 million, which was a $0.3 million decrease in 1998 from 1997. During the first half of 1998, Pentzer recognized $0.8 million, net of tax, of additional compensation expense related to a change in the vesting schedule for stock options in its portfolio companies previously granted to the retiring CEO of the Company.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash available from operating activities in the first six months of 1998 decreased $68.7 million from the same period in 1997, primarily due to the increase in 1997 net income from the income tax recovery. Changes in various working capital components, such as decreased payables and increased receivables caused cashflows to decrease $24.2 million from 1997, primarily due to the growth in Avista Energy's operations. Power and natural gas cost deferrals resulted in slightly increased cashflows in 1998 as compared to decreased cashflows in 1997 when natural gas prices were higher during the first quarter, natural gas customers paid reduced prices and PCA rebates were in effect. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities totaled $60.9 million in the first half of 1998 compared to $35.1 million in the same period in 1997. Net cash used in investing activities was higher during 1998, primarily as a result of acquisitions made by Pentzer, partially offset by proceeds from the sale of subsidiary investments by Pentzer, and $12.5 million of investments in Avista Corp. made by the Company. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities totaled $9.0 million in the first six months of 1998 compared to $81.6 million in 1997. Bank borrowings were reduced by $28.5 million and $16.0 million of preferred stock and medium-term notes matured or were redeemed in the first half of 1998 with the proceeds of the issuance of $45.0 million of unsecured medium-term notes. In the first six months of 1997, bank borrowings decreased $85.0 million and preferred stock and medium-term notes totaling $40.0 million matured or were redeemed with the proceeds of $110 million of Preferred Trust Securities which were issued in January and June 1997. The increase of $20.8 million in Other-net in the first half of 1998 reflects an increase in short- and long-term debt by the non-energy companies as compared to a decrease of $28.2 million in 1997.


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

The Company issued $45 million of Unsecured Medium-Term Notes, Series C during the second quarter of 1998, with rates between 6.37% and 6.88%.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $200 million in a committed line of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of June 30, 1998, $80.0 million was outstanding under other short-term borrowing arrangements and there were no outstanding borrowings under the committed line of credit.


NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

The National Energy Trading and Marketing operations have a credit agreement with a commercial bank that is guaranteed by Avista Corp. The agreement may be terminated by the bank at any time and all extensions of credit under the agreement are payable upon demand, in either case at the bank's sole discretion. The maximum cash component of credit extended by the bank is $15 million, with availability of up to $50 million in the issuance of letters of credit. At June 30, 1998, there were no cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $7.0 million. At June 30, 1998, the National Energy Trading and Marketing operations had $9.7 million in cash and cash equivalents.


NON-ENERGY OPERATIONS

The non-energy operations have $47.7 million in short-term borrowing arrangements available ($12.7 million outstanding as of June 30, 1998) to fund Pentzer's portfolio companies' requirements on an interim basis. At June 30, 1998, the non-energy operations had $27.5 million in cash and marketable securities with $56.4 million in long-term debt outstanding.


TOTAL COMPANY

The Company's total common equity increased by $10.5 million during the first six months of 1998 to $759.4 million, primarily due to increased retained earnings. The Company's consolidated capital structure at June 30, 1998, was

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


47% debt, 8% preferred securities (including the Preferred Trust Securities) and 45% common equity as compared to 46% debt, 9% preferred securities and 45% common equity at year-end 1997.

The Company's current estimates for capital expenditures (as disclosed in the 1997 Form 10-K) do not include any funds that may be required if the Company were to be successful in acquiring additional generation properties. The Company is continually evaluating opportunities as they become available and also continues to evaluate its overall resource portfolio to maximize the value of its resources and minimize its cost of generation.

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


ENERGY TRADING BUSINESS

The participants in the emerging wholesale energy market are public utility companies and, increasingly, power marketers which may or may not be affiliated with public utility companies or other entities. The participants in this market trade not only electricity and natural gas as commodities but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and are not subject to net capital or other requirements of any regulatory agency.

The Company (to the extent that the Generation and Resources segment conducts energy trading) and Avista Energy are subject to the various risks inherent in commodity trading including, particularly, market risk and credit risk.

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply (in the case of electricity, adequacy of generating reserve margins as well as scheduled and unscheduled outages of generating facilities) and demand (extreme variations in the weather, whether or not predicted). Market risk includes the risk of fluctuation in the market price of associated derivative commodity instruments. All market risk is influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of the commodity.

Credit risk relates to the risk of loss that the Company (to the extent of Generation and Resources' trading activities) and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company or Avista Energy, as the case may be. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company and Avista Energy seek to mitigate credit risk (and concentrations thereof) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, no such default has had a material adverse effect on the Company or Avista Energy.

Avista Corp. provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Corp. totaled $235 million at June 30, 1998.


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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1997 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1998 Annual Meeting of Shareholders of the Company was held on May 14, 1998. The re-election of three directors with expiring terms and the approval of a long-term incentive plan were the only matters voted upon at the meeting. There were 55,960,360 shares of Common Stock issued and outstanding as of March 19, 1998, the proxy record date, with 48,796,640 shares represented at said meeting. The details of the voting are shown below:

                                                                   Against
                                               For               or Withheld
                                            ----------           -----------
      Re-election of Directors
         David A. Clack                     47,819,351             977,289
         Bobby Schmidt                      47,817,996             978,644
         Larry A. Stanley                   47,862,809             933,831

      Long-term Incentive Plan              42,326,393           6,470,247


ITEM 5.  OTHER INFORMATION.

OTHER.

New Chief Executive Officer T.M. "Tom" Matthews was selected as the Company's new chairman of the board and chief executive officer, effective July 1, 1998, replacing Paul Redmond. Since December 1996, Mr. Matthews has served as the president of Houston-based NGC Corporation. Prior to his time with NGC, Mr. Matthews held the positions of vice president of Texaco, Inc., president of Texaco's Global Gas and Power Division, and president and chief executive officer of Texaco Natural Gas. He also held positions in Texaco as vice president of gas for Texaco U.S.A. and president of Texaco Refining and Marketing, Inc. Prior to joining Texaco, Mr. Matthews spent eight years at Tenneco as president of Tennessee Gas Pipeline Company and executive vice president of Tenneco Gas. He also spent 16 years with Exxon in various domestic and international engineering, management, and executive positions.


Federal Energy Regulatory Commission (FERC) Order On April 30, 1998, the FERC issued a show cause order asserting that the Company and Avista Energy had violated Orders No. 888 and 889. The order directed the companies to show cause why, as a result of the alleged violations, the FERC should not require refunds of certain market-based power sales profits and, further, suspend, for six months, Avista Energy's use of its market-based power sales tariff for any transaction that would use the Company's transmission system.

Background: On October 30, 1997, Avista Energy submitted a request on the Company's open-access same-time information system (OASIS) for interruptible firm transmission service, pursuant to the Western Systems Power Pool agreement, to transmit 29 MW for a two-month period (November and December 1997). The Company and Avista Energy entered into an agreement to provide Avista Energy with interruptible firm service which, according to the show cause order, provided terms superior to the terms for non-firm service under the Company's pro forma tariff. The Company provided the wheeling under service schedule D of the Western Systems Power Pool agreement and was under the impression that neither the FERC's affiliate conduct requirements nor Avista Energy's and the Company's code of conduct precluded the Company from providing such service, but that the Company was required to make a separate filing pursuant to section 205 of the Federal Power Act. On November 28, 1997, the Company filed with the FERC the letter agreement under which it was providing the transmission service to Avista Energy. In a January 8, 1998, deficiency letter, the commission staff informed the Company that the proposed letter agreement failed to meet the requirement that Avista Energy must take service under the Company's open-access tariff as a condition of its market-based rate approval.

On June 11, 1998, the FERC directed Avista Energy to disgorge profits earned from the power sale underlying the off-tariff transmission service provided by the Company. The FERC additionally ordered Avista Energy not to engage for 180 days from June 11, 1998 in any power sales under its market-based power sales tariff for any power sales transaction, executed after the date of the June 11, 1998 order, that would use the Company's transmission system. The FERC ordered the Company and Avista Energy to file a compliance report within 30 days of this order. The FERC's orders were complied within their entirety and the disgorgement and the costs of compliance were not material to the consolidated financial position of the Company.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------


Coeur d' Alene Lake Court Decision On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho owns the bed and banks of the Coeur d' Alene Lake and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of Lake Coeur d' Alene. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action and it is not presently known whether the State of Idaho will appeal this decision to the Ninth Circuit, the Company is continuing to evaluate the impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of the Coeur d' Alene Lake.


ADDITIONAL FINANCIAL DATA.

At June 30, 1998, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $788.5 million. Of such amount, $212.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $449.3 million represents secured indebtedness of the Company. The balance of $126.7 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.


The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                          12 Months Ended
                                                              --------------------------------------
                                                                  June 30,             December 31,
                                                                    1998                   1997
                                                              ------------------      --------------
     Ratio of Earnings to Fixed Charges                             2.88 (x)                3.49 (x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                            2.68 (x)                3.12 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

              4(a)    Bylaws of The Washington Water Power Company, as amended May 14, 1998.
              12      Computation of ratio of earnings to fixed charges and preferred dividend requirements.
              27      Financial Data Schedule.

     (b)      Reports on Form 8-K.

              Dated June 2, 1998, regarding the selection of the Company's new Chairman of the Board and Chief Executive Officer.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WASHINGTON WATER POWER COMPANY
                                                  (Registrant)





Date:  August 10, 1998                    __________________________________
                                                 J. E. Eliassen
                                           Senior Vice President, Chief
                                          Financial Officer and Treasurer
                                             (Principal Accounting and
                                                  Financial Officer)