Form 10-Q
period 1998-09-30
WASHINGTON WATER POWER CO
filed 1998-11-10
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 Yes [X] No [ ]


At October 31, 1998, 55,861,040 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       THE WASHINGTON WATER POWER COMPANY

                                      Index

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information:

              Item 1. Financial Statements

                  Consolidated Statements of Income - Three Months Ended
                      September 30, 1998 and 1997 .................................           3

                  Consolidated Statements of Income - Nine Months Ended
                      September 30, 1998 and 1997 .................................           4

                  Consolidated Balance Sheets - September 30, 1998
                      and December 31, 1997 .......................................           5

                  Consolidated Statements of Capitalization - September 30, 1998
                      and December 31, 1997 .......................................           6

                  Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 1998 and 1997 .................................           7

                  Schedule of Information by Business Segments - Three Months Ended
                      September 30, 1998 and 1997 .................................           8

                  Schedule of Information by Business Segments - Nine Months Ended
                      September 30, 1998 and 1997 .................................          10

                  Notes to Consolidated Financial Statements ......................          12

              Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...................          16

Part II. Other Information:

              Item 5. Other Information ...........................................          24

              Item 6. Exhibits and Reports on Form 8-K ............................          25

Signature .........................................................................          26

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                                  1998                  1997
                                                               -----------           -----------
OPERATING REVENUES ..................................          $ 1,434,055           $   295,076
                                                               -----------           -----------

OPERATING EXPENSES:
    Resource costs ..................................            1,289,400               166,762
    Operations and maintenance ......................               61,339                45,185
    Administrative and general ......................               30,022                24,606
    Depreciation and amortization ...................               17,622                16,764
    Taxes other than income taxes ...................               11,369                12,052
                                                               -----------           -----------
      Total operating expenses ......................            1,409,752               265,369
                                                               -----------           -----------

INCOME FROM OPERATIONS ..............................               24,303                29,707
                                                               -----------           -----------

OTHER INCOME (EXPENSE):
    Interest expense ................................              (17,104)              (16,545)
    Net gain on subsidiary transactions .............                   48                 7,756
    Other income (deductions)-net ...................                2,341                   572
                                                               -----------           -----------
      Total other income (expense)-net ..............              (14,715)               (8,217)
                                                               -----------           -----------

INCOME BEFORE INCOME TAXES ..........................                9,588                21,490

INCOME TAXES ........................................                  881                 8,253
                                                               -----------           -----------

NET INCOME ..........................................                8,707                13,237

DEDUCT-Preferred stock dividend requirements ........                  608                   979
                                                               -----------           -----------

INCOME AVAILABLE FOR COMMON STOCK ...................          $     8,099           $    12,258
                                                               ===========           ===========

Average common shares outstanding (thousands) .......               55,960                55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      0.14           $      0.22

Dividends paid per common share .....................          $      0.31           $      0.31



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                  1998                  1997
                                                               -----------           -----------
OPERATING REVENUES ..................................          $ 2,661,290           $   815,361
                                                               -----------           -----------

OPERATING EXPENSES:
    Resource costs ..................................            2,191,459               397,363
    Operations and maintenance ......................              164,887               129,226
    Administrative and general ......................               92,519                70,673
    Depreciation and amortization ...................               52,225                51,684
    Taxes other than income taxes ...................               37,255                38,049
                                                               -----------           -----------
      Total operating expenses ......................            2,538,345               686,995
                                                               -----------           -----------

INCOME FROM OPERATIONS ..............................              122,945               128,366
                                                               -----------           -----------

OTHER INCOME (EXPENSE):
    Interest expense ................................              (51,151)              (49,061)
    Interest on income tax recovery .................                   --                47,338
    Net gain on subsidiary transactions .............                7,579                11,152
    Other income (deductions)-net ...................                7,639                 1,056
                                                               -----------           -----------
      Total other income (expense)-net ..............              (35,933)               10,485
                                                               -----------           -----------

INCOME BEFORE INCOME TAXES ..........................               87,012               138,851

INCOME TAXES ........................................               30,430                47,292
                                                               -----------           -----------

NET INCOME ..........................................               56,582                91,559

DEDUCT-Preferred stock dividend requirements ........                2,219                 4,568
                                                               -----------           -----------

INCOME AVAILABLE FOR COMMON STOCK ...................          $    54,363           $    86,991
                                                               ===========           ===========

Average common shares outstanding (thousands) .......               55,960                55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      0.97           $      1.55

Dividends paid per common share .....................          $      0.93           $      0.93



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                       September 30,       December 31,
                                                                           1998                1997
                                                                        ----------          ----------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents ................................          $   35,508          $   30,593
    Temporary cash investments ...............................              14,727              22,641
    Accounts and notes receivable-net ........................             437,822             176,882
    Energy commodity assets ..................................             193,106              76,449
    Materials and supplies, fuel stock and natural gas stored               50,676              42,148
    Prepayments and other ....................................              30,317              28,130
                                                                        ----------          ----------
      Total current assets ...................................             762,156             376,843
                                                                        ----------          ----------

UTILITY PROPERTY:
    Utility plant in service-net .............................           2,083,983           2,031,026
    Construction work in progress ............................              41,773              37,446
                                                                        ----------          ----------
      Total ..................................................           2,125,756           2,068,472
    Less:  Accumulated depreciation and amortization .........             668,801             635,349
                                                                        ----------          ----------
      Net utility plant ......................................           1,456,955           1,433,123
                                                                        ----------          ----------

OTHER PROPERTY AND INVESTMENTS:
    Investment in exchange power-net .........................              64,228              69,013
    Non-utility properties and investments-net ...............             211,954             195,046
    Energy commodity assets ..................................              59,260              13,103
    Other-net ................................................              23,531              20,065
                                                                        ----------          ----------
      Total other property and investments ...................             358,973             297,227
                                                                        ----------          ----------

DEFERRED CHARGES:
    Regulatory assets for deferred income tax ................             172,358             176,682
    Conservation programs ....................................              49,992              53,338
    Unamortized debt expense .................................              22,915              23,978
    Prepaid power purchases ..................................               8,976              18,134
    Other-net ................................................              32,142              32,460
                                                                        ----------          ----------
      Total deferred charges .................................             286,383             304,592
                                                                        ----------          ----------

        TOTAL ................................................          $2,864,467          $2,411,785
                                                                        ==========          ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
    Accounts payable .........................................          $  487,649          $  154,312
    Energy commodity liabilities .............................             189,858              70,135
    Taxes and interest accrued ...............................              29,174              35,705
    Other ....................................................              64,652              79,586
                                                                        ----------          ----------
      Total current liabilities ..............................             771,333             339,738
                                                                        ----------          ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
    Energy commodity liabilities .............................              44,054              10,556
    Non-current liabilities ..................................              32,175              25,515
    Deferred income taxes ....................................             355,396             352,749
    Other deferred credits ...................................              16,422              17,230
                                                                        ----------          ----------
      Total non-current liabilities and deferred credits .....             448,047             406,050
                                                                        ----------          ----------

CAPITALIZATION (See Consolidated Statements of Capitalization)           1,645,087           1,665,997
                                                                        ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

        TOTAL ................................................          $2,864,467          $2,411,785
                                                                        ==========          ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
The Washington Water Power Company
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                           September 30,         December 31,
                                                                                               1998                  1997
                                                                                            -----------           -----------
LONG-TERM DEBT:
    First Mortgage Bonds:
      7 1/8% due December 1, 2013 ................................................          $    66,700           $    66,700
      7 2/5% due December 1, 2016 ................................................               17,000                17,000
      Secured Medium-Term Notes:
         Series A - 5.95% to 8.06% due 2000 through 2023 .........................              211,500               211,500
         Series B - 6.20% to 8.25% due 1999 through 2010 .........................              150,000               150,000
                                                                                            -----------           -----------
         Total first mortgage bonds ..............................................              445,200               445,200
                                                                                            -----------           -----------

    Pollution Control Bonds:
      6% Series due 2023 .........................................................                4,100                 4,100

    Unsecured Medium-Term Notes:
      Series A - 7.94% to 9.58% due 1998 through 2007 ............................               48,500                52,500
      Series B - 6.75% to 8.23% due 1999 through 2023 ............................              115,000               115,000
      Series C - 6.37% to 6.88% due 2028 .........................................               45,000                    --
                                                                                            -----------           -----------
         Total unsecured medium-term notes .......................................              208,500               167,500
                                                                                            -----------           -----------

    Notes payable (due within one year) to be refinanced .........................               54,200               108,500
    Other ........................................................................               40,691                36,885
                                                                                            -----------           -----------
      Total long-term debt .......................................................              752,691               762,185
                                                                                            -----------           -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED TRUST SECURITIES:
      7 7/8%, Series A, due 2037 .................................................               60,000                60,000
      Floating Rate, Series B, due 2037 ..........................................               50,000                50,000
                                                                                            -----------           -----------
         Total company-obligated mandatorily redeemable preferred trust securities              110,000               110,000
                                                                                            -----------           -----------

PREFERRED STOCK-CUMULATIVE:
    10,000,000 shares authorized:
    Subject to mandatory redemption:
      $8.625 Series I; 100,000 shares outstanding ($100 stated value) ............                   --                10,000
      $6.95 Series K; 350,000 shares outstanding ($100 stated value) .............               35,000                35,000
                                                                                            -----------           -----------
         Total subject to mandatory redemption ...................................               35,000                45,000
                                                                                            -----------           -----------

COMMON EQUITY:
    Common stock, no par value; 200,000,000 shares authorized;
      55,960,360 shares outstanding ..............................................              593,579               594,852
    Note receivable from employee stock ownership plan ...........................               (9,533)               (9,750)
    Capital stock expense and other paid in capital ..............................              (10,198)              (10,143)
    Foreign currency translation adjustment ......................................                 (363)                   --
    Unrealized investment gain-net ...............................................                  (82)                2,077
    Retained earnings ............................................................              173,993               171,776
                                                                                            -----------           -----------
      Total common equity ........................................................              747,396               748,812
                                                                                            -----------           -----------

TOTAL CAPITALIZATION .............................................................          $ 1,645,087           $ 1,665,997
                                                                                            ===========           ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                             1998               1997
                                                                          ---------           ---------
OPERATING  ACTIVITIES:
    Net income .................................................          $  56,582           $  91,559
    NON-CASH ITEMS INCLUDED IN NET INCOME:
      Depreciation and amortization ............................             52,225              51,684
      Provision for deferred income taxes ......................              8,514              36,128
      Allowance for equity funds used during construction ......             (1,105)               (960)
      Power and natural gas cost deferrals and amortizations ...             (2,945)            (14,626)
      Gains/losses on sales and other-net ......................             (9,068)            (12,885)
      (Increase) decrease in working capital components:
         Sale of customer accounts receivables-net .............             40,000                  --
         Receivables and prepaid expense .......................           (311,481)             45,909
         Materials & supplies, fuel stock and natural gas stored             (2,959)             (9,401)
         Payables and other accrued liabilities ................            328,188              (7,485)
         Other .................................................             (4,341)             13,743
                                                                          ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................            153,610             193,666
                                                                          ---------           ---------

INVESTING ACTIVITIES:
    Construction expenditures (excluding AFUDC-equity funds) ...            (65,097)            (62,489)
    Other capital requirements .................................             (9,895)             (7,392)
    Decrease in other noncurrent balance sheet items-net .......              2,859              14,590
    Proceeds from sale of subsidiary investments ...............             16,385               3,725
    Assets acquired and investments in subsidiaries ............            (33,804)            (39,203)
                                                                          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES ..........................            (89,552)            (90,769)
                                                                          ---------           ---------

FINANCING ACTIVITIES:
    Decrease in short-term borrowings ..........................            (54,300)            (11,000)
    Proceeds from issuance of preferred trust securities .......                 --             110,000
    Redemption of preferred stock ..............................            (10,000)            (70,000)
    Proceeds from issuance of long-term debt ...................             45,000              15,000
    Redemption and maturity of long-term debt ..................             (4,000)            (45,000)
    Cash dividends paid ........................................            (54,299)            (57,157)
    Other-net ..................................................             18,456             (29,932)
                                                                          ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES ..........................            (59,143)            (88,089)
                                                                          ---------           ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .............              4,915              14,808
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .................             30,593               8,211
                                                                          ---------           ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD .......................          $  35,508           $  23,019
                                                                          =========           =========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period:
      Interest .................................................          $  45,912           $  45,397
      Income taxes .............................................             33,152              51,393
    Noncash financing and investing activities:
      Property purchased under capitalized leases ..............                482               2,519



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                               1998                  1997
                                                            -----------           -----------
OPERATING REVENUES:
    Energy Delivery ..............................          $    78,871           $    69,980
    Generation and Resources .....................              219,956               135,141
    National Energy Trading and Marketing ........            1,077,730                49,535
    Non-energy ...................................               60,969                41,298
    Intersegment eliminations ....................               (3,471)                 (878)
                                                            -----------           -----------
      Total operating revenues ...................          $ 1,434,055           $   295,076
                                                            ===========           ===========

RESOURCE COSTS:
    Energy Delivery:
      Natural gas purchased for resale ...........          $    17,020           $    13,633
      Other ......................................                 (599)                 (781)
    Generation and Resources:
      Power purchased ............................              179,268                86,278
      Fuel for generation ........................               12,908                 9,851
      Other ......................................               13,567                12,025
    National Energy Trading and Marketing:
      Cost of sales ..............................            1,070,707                46,634
    Intersegment eliminations ....................               (3,471)                 (878)
                                                            -----------           -----------
      Total resource costs (excluding Non-energy)           $ 1,289,400           $   166,762
                                                            ===========           ===========

GROSS MARGINS:
    Energy Delivery ..............................          $    62,450           $    57,128
    Generation and Resources .....................               14,213                26,987
    National Energy Trading and Marketing ........                7,023                 2,901
                                                            -----------           -----------
      Total gross margins (excluding Non-energy) .          $    83,686           $    87,016
                                                            ===========           ===========

OPERATIONS AND MAINTENANCE EXPENSES:
    Energy Delivery ..............................          $    15,556           $    15,240
    National Energy Trading and Marketing ........                  469                   662
    Non-energy ...................................               45,314                29,283
                                                            -----------           -----------
      Total operations and maintenance expenses ..          $    61,339           $    45,185
                                                            ===========           ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
    Energy Delivery ..............................          $    11,726           $    10,774
    Generation and Resources .....................                2,894                 4,115
    National Energy Trading and Marketing ........                6,896                 3,458
    Non-energy ...................................                8,506                 6,259
                                                            -----------           -----------
      Total administrative and general expenses ..          $    30,022           $    24,606
                                                            ===========           ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
    Energy Delivery ..............................          $     8,638           $     8,095
    Generation and Resources .....................                6,345                 6,106
    National Energy Trading and Marketing ........                  200                   122
    Non-energy ...................................                2,439                 2,441
                                                            -----------           -----------
      Total depreciation and amortization expenses          $    17,622           $    16,764
                                                            ===========           ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
    Energy Delivery ..............................          $    18,178           $    14,537
    Generation and Resources .....................                2,385                13,932
    National Energy Trading and Marketing ........                 (545)               (1,292)
    Non-energy ...................................                4,285                 2,530
                                                            -----------           -----------
      Total income from operations ...............          $    24,303           $    29,707
                                                            ===========           ===========

INCOME AVAILABLE FOR COMMON STOCK:
    Energy Delivery and Generation and Resources .          $     5,903           $     6,821
    National Energy Trading and Marketing ........                 (345)               (1,097)
    Non-energy ...................................                2,541                 6,534
                                                            -----------           -----------
      Total income available for common stock ....          $     8,099           $    12,258
                                                            ===========           ===========

ASSETS: (1997 amounts at December 31)
    Energy Delivery ..............................          $ 1,065,542           $ 1,051,585
    Generation and Resources .....................              618,549               620,142
    Other utility ................................              239,818               255,012
    National Energy Trading and Marketing ........              661,785               214,630
    Non-energy ...................................              278,773               270,416
                                                            -----------           -----------
      Total assets ...............................          $ 2,864,467           $ 2,411,785
                                                            ===========           ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
    Energy Delivery ..............................          $    22,530           $    21,562
    Generation and Resources .....................                3,153                 3,187
    National Energy Trading and Marketing ........                  222                 2,306
    Non-energy ...................................                3,025                 3,802
                                                            -----------           -----------
      Total capital expenditures .................          $    28,930           $    30,857
                                                            ===========           ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
The Washington Water Power Company
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                               1998                  1997
                                                            -----------           -----------
OPERATING REVENUES:
    Energy Delivery ..............................          $   288,048           $   267,010
    Generation and Resources .....................              466,994               381,334
    National Energy Trading and Marketing ........            1,752,223                51,610
    Non-energy ...................................              162,083               116,353
    Intersegment eliminations ....................               (8,058)                 (946)
                                                            -----------           -----------
      Total operating revenues ...................          $ 2,661,290           $   815,361
                                                            ===========           ===========

RESOURCE COSTS:
    Energy Delivery:
      Natural gas purchased for resale ...........          $    73,509           $    63,566
      Other ......................................               (2,560)               (1,256)
    Generation and Resources:
      Power purchased ............................              338,776               223,042
      Fuel for generation ........................               30,196                25,494
      Other ......................................               36,073                39,121
    National Energy Trading and Marketing:
      Cost of sales ..............................            1,723,523                48,274
    Intersegment eliminations ....................               (8,058)                 (878)
                                                            -----------           -----------
      Total resource costs (excluding Non-energy)           $ 2,191,459           $   397,363
                                                            ===========           ===========

GROSS MARGINS:
    Energy Delivery ..............................          $   217,099           $   204,700
    Generation and Resources .....................               61,949                93,677
    National Energy Trading and Marketing ........               28,700                 3,336
                                                            -----------           -----------
      Total gross margins (excluding Non-energy) .          $   307,748           $   301,713
                                                            ===========           ===========

OPERATIONS AND MAINTENANCE EXPENSES:
    Energy Delivery ..............................          $    44,368           $    44,416
    National Energy Trading and Marketing ........                1,648                 1,496
    Non-energy ...................................              118,871                83,314
                                                            -----------           -----------
      Total operations and maintenance expenses ..          $   164,887           $   129,226
                                                            ===========           ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
    Energy Delivery ..............................          $    37,517           $    36,457
    Generation and Resources .....................               11,272                13,137
    National Energy Trading and Marketing ........               18,616                 6,052
    Non-energy ...................................               25,114                15,027
                                                            -----------           -----------
      Total administrative and general expenses ..          $    92,519           $    70,673
                                                            ===========           ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
    Energy Delivery ..............................          $    25,954           $    24,311
    Generation and Resources .....................               18,786                19,167
    National Energy Trading and Marketing ........                  546                   181
    Non-energy ...................................                6,939                 8,025
                                                            -----------           -----------
      Total depreciation and amortization expenses          $    52,225           $    51,684
                                                            ===========           ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
    Energy Delivery ..............................          $    81,550           $    71,528
    Generation and Resources .....................               24,098                53,356
    National Energy Trading and Marketing ........                7,871                (4,398)
    Non-energy ...................................                9,426                 7,948
    Intersegment eliminations ....................                   --                   (68)
                                                            -----------           -----------
      Total income from operations ...............          $   122,945           $   128,366
                                                            ===========           ===========

INCOME AVAILABLE FOR COMMON STOCK:
    Energy Delivery and Generation and Resources .          $    37,663           $    79,037
    National Energy Trading and Marketing ........                5,744                (3,092)
    Non-energy ...................................               10,956                11,046
                                                            -----------           -----------
      Total income available for common stock ....          $    54,363           $    86,991
                                                            ===========           ===========

ASSETS: (1997 amounts at December 31)
    Energy Delivery ..............................          $ 1,065,542           $ 1,051,585
    Generation and Resources .....................              618,549               620,142
    Other utility ................................              239,818               255,012
    National Energy Trading and Marketing ........              661,785               214,630
    Non-energy ...................................              278,773               270,416
                                                            -----------           -----------
      Total assets ...............................          $ 2,864,467           $ 2,411,785
                                                            ===========           ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
    Energy Delivery ..............................          $    54,830           $    53,751
    Generation and Resources .....................                9,816                 7,228
    National Energy Trading and Marketing ........                1,124                 2,666
    Non-energy ...................................                8,233                 5,093
                                                            -----------           -----------
      Total capital expenditures .................          $    74,003           $    68,738
                                                            ===========           ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of The Washington Water Power Company (Company) for the interim periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." It requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 1998 and 1997, accumulated comprehensive income totaled $(1.4) million and $(6.2) million, respectively. For the nine months ended September 30, 1998 and 1997, accumulated comprehensive income totaled $(2.2) million and $(1.9) million, respectively.

The Financial Accounting Standards Board (FASB) issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on the company's balance sheets. The Company is in the process of researching the statement and its possible impact on the Company's financial position and results of operations. Additional footnote disclosure will likely be required.

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


NOTE 2.  ENERGY COMMODITY TRADING

Notional Amounts and Terms The notional amounts and terms of Avista Energy's outstanding financial instruments at September 30, 1998 are set forth below:

                                                Fixed Price         Fixed Price           Maximum
                                                   Payor             Receiver        Terms in Years
                                                   -----             --------        --------------
         Energy commodities (volumes)
              Natural gas  (mmBTU)              827,881,136        776,620,175               5
              Electric  (MWh)                    39,511,914         40,625,360               9


At September 30, 1998, Avista Energy also had sales and purchase commitments associated with contracts based on market prices totaling 369,881,772 mmBTUs, with terms extending up to 5 years. The fixed index electric transactions totaled 1,437,576 MWhs, with terms extending up to 3 years.

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

Fair Value The fair value of Avista Energy's financial instruments as of September 30, 1998, and the average fair value of those instruments held during the nine months ended September 30, 1998 are set forth below (dollars in thousands):

                                   Fair Value                                            Average Fair Value for the
                              as of September 30, 1998                               nine months ended September 30, 1998
                ----------------------------------------------------        ----------------------------------------------------
                Current       Long-term       Current       Long-term       Current      Long-term        Current       Long-term
                Assets          Assets      Liabilities    Liabilities      Assets         Assets       Liabilities    Liabilities
                -------        -------        -------        -------        -------        -------        -------        -------
Natural gas     118,633         26,282        125,253         21,551         83,836         18,590         83,926         16,938
Electric         74,473         32,978         64,605         22,503        104,818        104,119         98,795         95,746
                -------        -------        -------        -------        -------        -------        -------        -------
Total           193,106         59,260        189,858         44,054        188,654        122,709        182,721        112,684


The weighted average term of Avista Energy's natural gas and related commodity derivative instruments as of September 30, 1998 was approximately three months. The weighted average term of Avista Energy's electric commodity derivatives at September 30, 1998 was approximately ten months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1997 to September 30, 1998 was $9.6 million and is included on the Consolidated Statements of Income in operating revenues.


NOTE 3.  NATIONAL ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective August 1, 1997, Howard Energy Marketing, which serves customers in the upper Midwest and Northeast United States, and Avista Energy formed Howard/Avista Energy, LLC (Howard/Avista), a limited liability company. Avista Energy's initial equity investment in Howard/Avista was $25 million, resulting in a 50% ownership interest. The investment in Howard/Avista is accounted for using the equity method of accounting. Under this method, equity in the net income or losses of Howard/Avista is reflected in Other Income (Deductions)-net on the Consolidated Statements of Income for the quarter and year-to-date ended September 30, 1998. The net investment in the net assets of Howard/Avista is included in Non-utility Properties and Investments-net on the Consolidated Balance Sheets at September 30, 1998 and December 31, 1997.

The following selected financial information reflects Howard/Avista's financial position on a total (100%) basis and operating results as of and for the quarter and year-to-date ended September 30, 1998:

RESULTS OF OPERATIONS   (thousands of dollars)

                                                             Quarter ended     Year-to-date ended
                                                           September 30, 1998  September 30, 1998
                                                           ------------------  ------------------
Revenues                                                      $   360,920         $ 1,545,280
Operating Expenses                                               (360,453)         (1,545,692)
Other Income-net                                                      375               1,629
                                                              -----------         -----------
Net Income (pre-tax)                                          $       842         $     1,217
                                                              ===========         ===========

Avista Energy's equity in earnings
   of Howard/Avista Energy LLC (pre-tax)                      $       421         $       609


FINANCIAL POSITION (thousands of dollars)

                                                          September 30, 1998   December 31, 1997
                                                              -----------         -----------
Current Assets                                                $   276,533         $   400,150
Other Assets                                                        1,547               1,960
                                                              -----------         -----------
Total Assets                                                  $   278,080         $   402,110
                                                              ===========         ===========

Current Liabilities                                           $   224,649         $   348,339
Other Liabilities                                                      91                 228
                                                              -----------         -----------
Total Liabilities                                                 224,740             348,567
Equity                                                             53,340              53,543
                                                              -----------         -----------
Total Liabilities and Equity                                  $   278,080         $   402,110
                                                              ===========         ===========

Avista Energy's equity investment
   in Howard/Avista Energy LLC (pre-tax)                      $    26,670         $    26,772

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NOTE 4.  FINANCINGS

The Company issued $45 million of Unsecured Medium-Term Notes, Series C during the second quarter of 1998, with rates between 6.37% and 6.88% and maturity dates in 2028.

The Company has made available a maximum of 2.5 million shares of its common stock for issuance under a long-term incentive plan for officers of the Company. The shares issued under the plan will be drawn from authorized and unissued shares or will be purchased by the trustee on the open market. As of September 30, 1998, 238,000 shares had been granted and no proceeds had been collected under this plan.

On October 21, 1998, the Company commenced an exchange offer under which common stock shareholders will be able to exchange their common shares for an equal number of depositary shares each representing a one-tenth interest in one share of mandatorily convertible preferred stock to be issued by the Company, which will become Preferred Series L. This new series of preferred stock is part of a dividend restructuring plan announced by the Company in August. All final regulatory compliance or approval orders were received by October 8. Under the terms of the plan, the Company has offered to exchange depositary shares representing the new preferred stock for up to 20 million, or about 35%, of its common shares outstanding. Each depositary share will pay an annual dividend of $1.24 per share. If more than 20 million shares are tendered for exchange, the tendered shares will be subject to proration. The Company has the option not to complete the exchange offer if less than 6 million shares are tendered for exchange to the Company. After three years, the new preferred stock will automatically convert back to common stock on a ten-for-one basis. Prior to the end of the three-year period, the Company has the option of converting the new preferred stock into ten shares of common stock, each having a value equal to $24.00, but in no event more than ten common shares per preferred share, and paying any accrued and unpaid dividends and a premium.

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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

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

ITRON LITIGATION

On August 19, 1997, a class action lawsuit was filed in the Superior Court of Spokane County against Itron, Inc. (Itron), and certain named individuals, as well as the Company, alleging violation of the Washington State Securities Act, the Washington Consumer Protection Act, and negligent misrepresentation. It is alleged that the Company was a controlling person of Itron by virtue of its ownership, at one time, of approximately 12% of the outstanding shares of Itron, and knew or should have known of the alleged false or misleading statements relating to the development of Itron's fixed network meter reading systems and the market therefor. On September 2, 1998, the court issued an order of dismissal with prejudice, finding that the plaintiffs had failed to state a cause of action.

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

EASTERN PACIFIC ENERGY

On October 9, 1998, Eastern Pacific Energy (Eastern Pacific), an energy aggregator participating in the restructured retail energy market in California, filed suit against the Company and it affiliates, Avista Advantage, Inc. and Avista Energy, Inc. in the United States District Court for the Central District of California. Eastern Pacific alleges, among other things, a breach of an oral or implied joint venture agreement whereby the Company agreed to supply not less than 300 megawatts of power to Eastern Pacific's California customers and that Avista Advantage agreed to provide energy-related products and services. The complaint seeks an unspecified amount of damages and also seeks to recover any future profits earned from sales of the aforementioned amount of power to California consumers. The Company and its affiliates intend to vigorously defend against all of the claims.


NOTE 6.  ACQUISITIONS AND DISPOSITIONS

During the first quarter of 1998, Pentzer Corporation (Pentzer) sold Systran Financial Services, resulting in an after-tax gain of $5.5 million.

In April 1998, Pentzer completed the purchase of two new companies that produce store fixtures -- Universal Showcase, Ltd., in Toronto, Canada and Triangle Systems, Inc., in New York. In October 1998, Pentzer acquired two additional store fixtures companies -- Horizon Terra, Inc., in Indiana and Pacific Coast Showcase, Inc., in Washington.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective January 1, 1999, The Washington Water Power Company (Company) will change its name to Avista Corporation. All Company operations will be unified under the Avista Corporation name, with two operating divisions -- Avista Utilities for the regulated energy activities and Avista Capital (previously Avista Corp.), a subsidiary which owns all of the non-regulated energy and non-energy businesses.

The Company operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

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

Avista Capital owns the Company's National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing businesses are conducted by Avista Energy and Avista Advantage. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Advantage provides a variety of energy-related products and services, such as consolidated billing and resource accounting, to commercial and industrial customers on a national basis. The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses.

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth, which could subject the Company to a higher degree of risk than that of a traditional regulated public utility company.


RESULTS OF OPERATIONS


OVERALL OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Third quarter 1998 net income available for common stock was $8.1 million compared to third quarter 1997 income of $12.3 million. The decrease in earnings was primarily the result of a gain recorded by Pentzer in 1997 related to the sale of a portion of stock it held in Itron. In addition, Generation and Resources income was down from 1997 due in large part to increased resource costs and tighter margins on wholesale sales transactions in the third quarter of 1998 as compared to the same period in 1997.

Earnings per share for the third quarter of 1998 were $0.14 as compared to $0.22 in the third quarter of 1997. Energy Delivery and Generation and Resources contributed $0.10 to earnings per share for the third quarter of 1998 compared to $0.12 in the third quarter of 1997, with the decrease resulting from increased resource costs and tighter margins on wholesale transactions. National Energy Trading and Marketing operations had a loss of $0.01 per share in the third quarter of 1998 compared to a loss of $0.02 in the same period in 1997. Non-energy operations contributed $0.05 to earnings per share for the third quarter of 1998 compared to $0.12 in the same period in 1997, primarily due to the sale in 1997 of a portion of Itron stock held by Pentzer.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income available for common stock for the first nine months of 1998 was $54.4 million compared to $87.0 million for the first nine months of 1997. The decrease in earnings was primarily the result of the receipt of $41.4 million, after taxes, in the second quarter of 1997 in interest income from an income tax recovery, partially offset by $9.8 million, after taxes, in non-recurring accounting transactions. The 1998 income figures include increased earnings from National Energy Trading and Marketing activities and a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer which occurred in the first quarter of 1998. The increase in earnings was partially offset by decreased earnings from Generation and Resources operations, due in large part to increased resource costs and tighter margins on wholesale sales transactions in the first nine months of 1998 as compared to the same period in 1997.

Earnings per share for the nine months of 1998 were $0.97 as compared to $1.55 in the first nine months of 1997. Energy Delivery and Generation and Resources contributed $0.67 to earnings per share for the first nine months of 1998 compared to $1.41 in the first nine months of 1997. The reduction in the 1998 figures as compared to 1997 was primarily due to the income tax recovery in 1997. Ongoing operations for the first nine months of 1997 (removing the

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

effects of the income tax recovery and non-recurring transactions) would have resulted in total earnings per share of $0.99 and utility earnings of $0.85 per share. National Energy Trading and Marketing operations contributed $0.10 to earnings per share in the first nine months of 1998 compared to a loss of $0.06 in the same period in 1997. Non-energy operations contributed $0.20 to earnings per share for the first nine months of both 1998 and 1997.


ENERGY DELIVERY

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Energy Delivery's pre-tax income from operations increased $3.6 million, or 25%, in the third quarter of 1998 over the same period in 1997. The increase was primarily the result of increased air conditioning loads, the positive impact of a natural gas price increase effective January 1998 and customer growth. Energy Delivery's operating revenues and expenses increased $8.9 million and $5.3 million, respectively, during the third quarter of 1998 as compared to 1997.

Electric revenues increased $4.9 million in the third quarter of 1998 over 1997 due to warmer than normal weather which increased air conditioning loads. Natural gas revenues increased $4.0 million in the third quarter of 1998 over 1997 due to a combination of higher sales for resale, increased prices approved by the Washington Utilities and Transportation Commission (WUTC) in November 1997, which were effective January 1, 1998, and customer growth.

Purchased gas costs increased $3.4 million in the third quarter of 1998 over 1997 primarily as a result of increased therm sales due to higher sales for resale and customer growth.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Energy Delivery's pre-tax income from operations increased $10.0 million, or 14%, in the first nine months of 1998 over 1997. The increase was primarily the result of the positive impact of a natural gas price increase effective January 1998, increased air conditioning loads during the summer months and customer growth. Energy Delivery's operating revenues and expenses increased $21.0 million and $11.0 million, respectively, during the first nine months of 1998 as compared to 1997.

Electric revenues increased $3.5 million year-to-date in 1998 over 1997 primarily due to the increased air conditioning loads during the third quarter of 1998. Natural gas revenues increased $17.5 million in the first nine months of 1998 over 1997 due to a combination of increased sales due to a greater volume of sales for resale, increased prices approved by the WUTC and 5% customer growth.

Purchased natural gas costs increased $9.9 million in the first nine months of 1998, primarily from increased therm sales due to higher sales for resale and customer growth.


GENERATION AND RESOURCES

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Generation and Resources' pre-tax income from operations decreased $11.5 million, or 83%, in the third quarter of 1998 from the same period in 1997. The decrease was primarily due to warmer than normal weather in the third quarter of 1998 throughout both the Company's service area and the Western region of the United States, which increased the demand for electricity and, in turn, increased prices for purchased power. In addition, hydroelectric generation was 19% lower in the third quarter of 1998 compared to 1997, which resulted in higher levels of purchased power to meet sales commitments. Streamflows in the third quarter of 1998 were 100% of normal, compared to 155% in the third quarter of 1997.

Increased wholesale sales and decreased hydroelectric generation caused purchased power volumes to increase 35%, which, combined with purchased power prices 54% higher than last year, resulted in a $93.0 million, or 108%, increase in purchased power costs in the third quarter of 1998 over 1997. This increase accounts for the majority of the increase in Generation and Resources' operating expenses and the decline in gross margins and pre-tax operating income.

During 1997 there was a significant shift in product mix between short- and long-term sales which continued into 1998. This trend is expected to continue due to the expiration of older sales contracts with higher margins, fewer long-term contracts being entered into and margins on new sales contracts tightening. Revenues from short-term sales, typically with smaller margins, increased $83.4 million, or 130%, while short-term sales volumes increased 1,582 million mwhs, or only 44%, during the third quarter of 1998 over 1997, reflecting the higher prices for power in the region. Revenues from long-term sales, typically with higher margins, increased $0.3 million, or 1%, while long-term sales volumes increased 6.8 million mwhs, or 1%, during the same period.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Generation and Resources' pre-tax income from operations decreased $29.3 million, or 55%, in the first nine months of 1998 from the same period in 1997. The decrease was primarily due to hydroelectric generation that was 21% lower in the first nine months of 1998 compared to 1997, which resulted in higher levels of purchased power to meet sales commitments, and to the impact of a shifting product mix as described below. Streamflows in the first nine months of 1998 were 92% of normal, compared to 175% in the first nine months of 1997.

Increased wholesale sales and decreased hydroelectric generation caused purchased power volumes to increase 18%, which, combined with purchased power prices 29% higher than last year, resulted in a $115.7 million, or 52%, increase in purchased power costs in the first nine months of 1998 over 1997. This increase accounts for the majority of the increase in Generation and Resources' operating expenses and the decline in gross margins and pre-tax operating income.

The same shift in product mix and the reasons behind it, as discussed for the third quarter, were also relevant to the results for the nine months ended September 30, 1998. Revenues from short-term sales, typically with smaller margins, increased $126.6 million, or 94%, while short-term sales volumes increased 2,853 million mwhs, or 31%, during the first nine months of 1998 over 1997, reflecting higher prices for purchased power in the region. Revenues from long-term sales, typically with higher margins, decreased $37.8 million, or 34%, while long-term sales volumes decreased 690 million mwhs, or 21%, during the same period.


NATIONAL ENERGY TRADING AND MARKETING

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, and Avista Advantage, the energy services subsidiary. Although both companies began incurring start-up costs during 1996, Avista Energy only became operational in July 1997. National Energy Trading and Marketing income available for common stock for the third quarter of 1998 was a loss of $0.3 million, compared to a loss of $1.1 million in the third quarter of 1997 when start-up costs were being incurred. National Energy Trading and Marketing operating revenues and expenses increased $1.03 billion and $1.03 billion, respectively, during the third quarter of 1998 as compared to 1997. The increase in both revenues and expense is primarily volume driven as Avista Energy began trading operations in July 1997. During the third quarter of 1997, Avista Energy was still developing its business and adding experienced electricity and natural gas traders.

Avista Energy expected high volatility in Eastern electric markets in the summer of 1998 and its positions were established in anticipation of such market swings. As a result of this market volatility, however, the Company experienced negative earnings in its portfolio during this period. The negative portfolio earnings were more than offset by the realization of positive earnings on prior portfolio positions taken, which were recognized in revenues and resource costs. However, because Avista Energy maintains a trading portfolio, it marks its trading portfolio to fair market value on a daily basis, which can cause earnings variability. For additional information about market risk and credit risk, see Liquidity and Capital Resources: Energy Trading Business.

Credit reserves were reviewed thoroughly during the third quarter in light of the market conditions discussed above and are believed to be at adequate levels. National Energy Trading and Marketing's total assets and liabilities decreased by approximately $230 million during the third quarter of 1998 as compared to June 30, 1998. This decrease resulted from the impact of the market's price volatility on forward price curves, which contributed to a decrease in the valuation of Avista Energy's mark-to-market assets and liabilities. In addition, a significant amount of the prior quarter's increases in mark-to-market assets and liabilities were settled and realized in revenues and resource costs during the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

National Energy Trading and Marketing income available for common stock for the first nine months of 1998 was $5.7 million, which was an $8.8 million increase over the first nine months of 1997 when start-up costs were being incurred. National Energy Trading and Marketing operating revenues and expenses increased $1.70 billion and $1.69 billion, respectively, during the first nine months of 1998 as compared to 1997 primarily as a result of Avista Energy beginning trading operations in July 1997.

Avista Energy provided positive results for the first nine months of 1998 despite the price volatility experienced in power markets in the Midwest and East during various periods of the year. The company was well-positioned in its market, which allowed net gains in its portfolio during the period of high volatility. Avista Energy expected high volatility in Eastern electric markets in the summer of 1998 based on expected demand and the high probability of a weather-related impact on energy prices. As a result, Avista Energy established positions in anticipation of volatile market swings, and in turn experienced positive earnings in its portfolio during this period. However, there is no guarantee that positive results can or will always be achieved.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

National Energy Trading and Marketing's total assets and liabilities increased by approximately $449 million from December 31, 1997 to September 30, 1998. This increase resulted from both the volume of transactions increasing and the impact of the market's price volatility on forward price curves, thereby increasing the valuation of Avista Energy's mark-to-market assets and liabilities.


NON-ENERGY

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Non-energy income available for common stock for the third quarter of 1998 was $2.5 million, compared to third quarter 1997 earnings of $6.5 million. The decrease in 1998 earnings primarily resulted from a gain recorded in 1997 related to the sale of a portion of stock in Itron held by Pentzer. Transactional gains decreased $5.3 million in the third quarter of 1998 from 1997, but were partially offset by a $1.2 million increase in non-transactional income primarily from increased earnings from portfolio companies.

Non-energy operating revenues and expenses increased $19.7 million and $17.9 million, respectively, during the third quarter of 1998, as compared to 1997, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies. Income from operations totaled $4.3 million, which was a $1.8 million increase over 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Non-energy income available for common stock for the first nine months of 1998 was $11.0 million, which was the same as 1997 earnings. Transactional gains decreased $1.8 million in the first nine months of 1998 over 1997, while non-transactional income from portfolio companies increased $2.9 million.

Non-energy operating revenues and expenses increased $45.7 million and $44.3 million, respectively, during the first nine months of 1998, as compared to 1997, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies. Income from operations totaled $9.4 million, which was a $1.5 million increase over 1997.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


OVERALL OPERATIONS

Operating Activities Cash provided by operating activities in the first nine months of 1998 decreased $40.1 million from the same period in 1997, primarily due to the increase in 1997 net income from the income tax recovery. Changes in various working capital components, such as payables and receivables, caused cashflows to increase $6.6 million from 1997, primarily due to the growth in Avista Energy's operations and the sale of an additional $40.0 million of customer accounts receivables. Power and natural gas cost deferrals decreased cashflows to a greater degree in 1997 when natural gas prices were higher during the first part of the year, natural gas customers paid lower prices and PCA rebates were in effect. See the Consolidated Statements of Cash Flows for additional details.

Investing Activities Cash used in investing activities totaled $89.6 million in the first nine months of 1998 compared to $90.8 million in the same period in 1997. Net cash used in investing activities during 1998 primarily was for acquisitions made by Pentzer, partially offset by proceeds from the sale of subsidiary investments by Pentzer. See the Consolidated Statements of Cash Flows for additional information.

Financing Activities Cash used in financing activities totaled $59.1 million in the first nine months of 1998 compared to $88.1 million in 1997. Bank borrowings were reduced by $54.3 million and $14.0 million of preferred stock and medium-term notes matured or were redeemed in the first nine months of 1998 with the proceeds of the issuance of $45.0 million of unsecured medium-term notes. In the first nine months of 1997, bank borrowings decreased $11.0 million and preferred stock and medium-term notes totaling $115.0 million matured or were redeemed with the proceeds of $110 million of Preferred Trust Securities which were issued in January and June 1997. The increase of $18.5 million in Other-net in the first nine months of 1998 reflects an increase in short- and long-term debt by the non-energy companies as compared to a decrease of $29.9 million in 1997.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $200 million in a committed line of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of September 30, 1998, $54.2 million was outstanding under other short-term borrowing arrangements and there were no outstanding borrowings under the committed line of credit.

The Company's estimates for capital expenditures (as reported in the 1997 Form 10-K) do not include expenditures that would be required to fund its strategic growth initiatives. Additional capital expenditures that would be required during the 1999-2000 period could be in the range of $400-600 million. Sources of funds would include, but are not necessarily limited to, cash flows from the reduction in the Company's common stock dividend that was announced on August 17, 1998, monetization of certain long-term contracts, an increase in the sale of the Company's accounts receivable, sales of certain assets, additional long-term debt, leasing or other equity securities.

The dividend restructuring reduces the annual dividend on the Company's common stock from $1.24 to $0.48 per share, a reduction of 61%. The reduction will be effective with the payment of the dividend expected on December 15, 1998.

The Company issued $45 million of Unsecured Medium-Term Notes, Series C during the second quarter of 1998, with rates between 6.37% and 6.88%.

On October 21, 1998, the Company commenced an exchange offer under which common stock shareholders will be able to exchange their common shares for an equal number of depositary shares each representing a one-tenth interest in one share of mandatorily convertible preferred stock to be issued by the Company, which will become Preferred Series L. This new series of preferred stock is part of a dividend restructuring plan announced by the Company in August. All final regulatory compliance or approval orders were received by October 8. Under the terms of the plan, the Company has offered to exchange depositary shares representing the new preferred stock for up to 20 million, or about 35%, of its common shares outstanding. Each depositary share will pay an annual dividend of $1.24 per share. If more than 20 million shares are tendered for exchange, the tendered shares will be subject to proration. The Company has the option not to complete the exchange offer if less than 6 million shares are tendered for exchange to the Company. After three years, the new preferred stock will automatically convert back to common stock on a ten-for-one basis. Prior to the end of the three-year period, the Company has the option of converting the new preferred stock

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

into ten shares of common stock, each having a value equal to $24.00, but in no event more than ten common shares per preferred share, and paying any accrued and unpaid dividends and a premium.

The Company's total common equity decreased by $1.4 million during the first nine months of 1998 to $747.4 million, primarily due to a decrease in the unrealized investment gain-net, which is primarily Avista Capital's investment in Itron stock, due to a declining stock price. The Company's consolidated capital structure at September 30, 1998, was 46% debt, 9% preferred securities and 45% common equity, which was the same as at year-end 1997.


NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

The National Energy Trading and Marketing operations have a credit agreement with a commercial bank that is guaranteed by Avista Capital. The agreement may be terminated by the bank at any time and all extensions of credit under the agreement are payable upon demand, in either case at the bank's sole discretion. The maximum cash component of credit extended by the bank is $15 million, with availability of up to $50 million in the issuance of letters of credit. At September 30, 1998, there were no cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $28.8 million. At September 30, 1998, the National Energy Trading and Marketing operations had $23.3 million in cash and cash equivalents.


NON-ENERGY OPERATIONS

The non-energy operations have $47.1 million in short-term borrowing arrangements available ($16.0 million outstanding as of September 30, 1998) to fund Pentzer's portfolio companies' requirements on an interim basis. At September 30, 1998, the non-energy operations had $26.4 million in cash and marketable securities with $51.1 million in long-term debt outstanding.

Avista Laboratories, a subsidiary of Avista Capital, recently announced the receipt of a $2 million technology development award from the Department of Commerce's National Institute of Standards and Technology Advanced Technology Program. The Company will contribute another $1.22 million over a two-year period. Avista Labs plans to work on technology that will increase the energy density of its fuel cell design and develop multiple fuel processing approaches using propane, methane and methanol as base fuels to integrate into its fuel cell subsystem.


YEAR 2000

The Company continues to move forward with a comprehensive program to address areas of risk associated with the Year 2000. Systems and programs that may be affected by the Year 2000 problem have been identified and activities are underway to make these systems Year 2000 ready. At this time, it is the Company's belief that all identified modifications that are within the Company's operating control will be made within the required time frames.

State of Readiness

In order to address Year 2000 issues, several project activity teams were created and a comprehensive readiness plan was developed to bring the Company into Year 2000 readiness by the middle of 1999. The project was divided into four major categories of activities: Desktop Computer Systems, Business Systems, Supply Chain and Embedded Systems.

Desktop Computer Systems All desktop computer hardware has been Year 2000 tested and an inventory and assessment of desktop resident third-party software has been completed. As a result, more than 350 of the Company's 1,100 desktop computers require hardware remediation, which is expected to be completed by mid-1999. All non-compliant third-party software programs are planned to be upgraded to a Year 2000 ready version by the middle of 1999. In addition, all critical business desktop applications are expected to be converted, tested and made Year 2000 ready by the middle of 1999.

Business Systems Many of the Company's critical business systems would not have operated correctly in the year 2000 and beyond, and thus have been or are in the process of being re-programmed, upgraded or replaced. Key business systems have been inventoried and assessed. For example, the Company's Accounts Payable and General Ledger systems have been upgraded to Year 2000 ready versions, while new Materials Management, Human Resources and Payroll systems are currently being installed. Year 2000 testing is in process on the Accounts Payable and General Ledger systems. Testing of the Company's Billing, Customer Service and Work Management systems began in October 1998 and is expected to be completed before the middle of 1999. A failure of these systems would not jeopardize the Company's ability to deliver energy services to customers, but might affect its ability to perform selected accounting and business-related functions.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

Supply Chain The Company recognizes its dependence on outside suppliers of goods and services and is working to assure that the necessary products and services are available. To address these issues, the Company has communicated with suppliers and identified critical suppliers in order to investigate their efforts to become year 2000 ready. In addition, the Company has made site visits to select key suppliers and will be reviewing their contingency plans.

Embedded Systems The Embedded System team is responsible for locating, assessing, testing, fixing or replacing microprocessor-controlled devices. Inventory and assessment is 90 percent complete, and to date very few embedded systems have been found that require remediation. None of these requiring remediation would have caused a disruption in service to our customers. Remediation and testing is complete at nine of the Company's twelve generation sites and these sites are Year 2000 ready. The combined output from these plants represents about 75 percent of the Company's overall generation capacity or about 900 megawatts. The process for testing a generation facility for Year 2000 consists of identification and testing of all facility systems and system components; renovations of systems and components that fail the tests; and a full facility test where system clocks are manually moved forward and the entire plant is put into operation as if it were already the year 2000. Remediation and testing at the remaining sites is scheduled to occur before the middle of 1999.

The Company's Supervisory Control and Data Acquisition (SCADA) system, which monitors and controls the majority of the Company's generating and substation equipment and the transmission system, was run "in the Year 2000" for three days without incident. All testing of electric metering has been completed. Testing of devices in the Company's transmission and distribution substations systems is expected to be complete by mid-1999. Initial assessment indicates that most of the embedded systems in these areas are either already Year 2000 compliant or are not within an essential business system.

Costs

The Company estimates that the cost of its Year 2000 project will be approximately $4-6.5 million in incremental costs during the 1997-1999 time period. Through September 30, 1998, the Company has spent $2.2 million in incremental costs. These costs are being funded through operating cashflows. The Company does not expect costs associated with the Year 2000 project to materially affect the Company's earnings in any one year.

Risks

The Company believes the primary areas of Year 2000 risk to be internal business systems, which are discussed above, and external factors, which include the regional electric transmission grid and natural gas pipelines. There can be no guarantee that systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company or a conversion that is incompatible with the Company's systems could have an effect on the Company's ability to provide energy services.

Electric The Company is working with the other energy suppliers in the area to address risks related to the regional electric transmission grid, which consists of the interconnected transmission systems of each utility within the Western Systems Coordinating Council (WSCC). Such interconnected systems are critical to the reliability of each interconnected electric service provider, as the failure of one such interconnected provider to achieve Year 2000 compliance could disrupt the others from providing electric services. Should the regional electric transmission grid become unstable, power outages may occur. The Company is in the process of developing contingency plans, including re-starting from a system-wide outage. The Company is in the process of contacting its major suppliers of electricity to assess their Year 2000 preparations. The Company has met with one of its largest suppliers, Bonneville Power Administration, and exchanged information. The North American Electric Reliability Council (NERC) has responsibility for overseeing the efforts of the industry in the United States and is coordinating Year 2000 efforts and contingency planning within ten electric reliability councils throughout the United States. Coordination in the Company's region is through the WSCC. The WSCC, along with NERC, has set a deadline of December 31, 1998 for the development of contingency plans. The Company cannot assure Year 2000 compliance or assess the effect of non-compliance by systems or parties that the Company does not control.

In addition to the traditional electric utility operations of the Company, the energy trading business conducted by Avista Energy, Inc. is subject to Year 2000 risk. Most of Avista Energy's internal business systems do not require any significant upgrading and those that do are being addressed. However, if any of Avista Energy's counterparties experience Year 2000 problems (including but not limited to problems arising out of failures in the generation or transmission systems of utilities or other energy suppliers), such problems could impair the ability of Avista Energy or any of its counterparties to fulfill their contractual obligations. Avista Energy is in the process of contacting its counterparties to assess their Year 2000 readiness and of developing contingency plans. See "Energy Trading Business".

Natural Gas The Company has performed an inventory and assessment of the equipment in its natural gas distribution systems and believes that there are no devices in the systems that will cause a disruption in the delivery of natural gas to customers due to a Year 2000 problem. However, the Company depends on natural gas pipelines which it does not own or control, and if one or more of the pipelines is unable to deliver natural gas, the Company in turn

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

will be unable to deliver natural gas to customers. In order to address this issue, the Company has contacted each of the natural gas pipeline companies with which it has contracts to assess their Year 2000 readiness efforts and will continue to take reasonable steps to ensure that these suppliers are addressing any Year 2000 related problems that would result in a disruption in natural gas services to customers. In the event of a disruption in natural gas service, the Company has in place Emergency Operating Plans (generic plans to handle any unexpected emergency event) to address this type of situation, and is in the process of developing contingency plans specifically for Year 2000 related disruptions in the delivery of natural gas.

Contingency Planning

The Company is in the process of developing contingency plans, which will include such topics as identifying key personnel, communications, and deployment plans, along with training and equipment. Plans are scheduled to be completed by December 31, 1998.


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

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $240.8 million at September 30, 1998.


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

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

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

On June 11, 1998 the FERC directed Avista Energy to disgorge profits earned from the power sale underlying the off-tariff transmission service provided by the Company. The FERC additionally ordered Avista Energy not to engage for 180 days from June 11, 1998 in any power sales under its market-based power sales tariff for any power sales transaction, executed after the date of the June 11, 1998 order, that would use the Company's transmission system. The FERC ordered the Company and Avista Energy to file a compliance report within 30 days of this order. The FERC's orders were complied with in their entirety and the disgorgement and the costs of compliance were not material to the consolidated financial position of the Company.

Coeur d' Alene Lake Court Decision On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho owns the bed and banks of the Coeur d' Alene Lake and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of Lake Coeur d' Alene. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, which has been appealed by the State of Idaho to the Ninth Circuit, the Company is continuing to evaluate the impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of the Coeur d' Alene Lake, which is the reservoir for these plants.

Proposed Rate Increase In September 1998, the Company notified the Idaho Public Utilities Commission of its intent to file for increased electric prices. The Company intends to seek an overall general electric price increase of 5-10%, which will increase electric revenues in Idaho by $7-12 million. Company management is still in the process of determining specific amounts. The filing will be made on or about December 1, 1998, with the anticipation of implementing by the third quarter of 1999.


ADDITIONAL FINANCIAL DATA.

At September 30, 1998, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $752.7 million. Of such amount, $208.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $449.3 million represents secured indebtedness of the Company. The balance of $94.9 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

THE WASHINGTON WATER POWER COMPANY
--------------------------------------------------------------------------------

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                                           12 Months Ended
                                                              -------------------------------------------
                                                                 September 30,           December 31,
                                                                     1998                    1997
                                                              ------------------      -------------------
     Ratio of Earnings to Fixed Charges                             2.71 (x)                3.49 (x)

     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements                            2.54 (x)                3.12 (x)

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

              27      Financial Data Schedule.

     (b)      Reports on Form 8-K.

              Dated June 2, 1998, regarding the selection of the Company's new
                 Chairman of the Board and Chief Executive Officer.
              Dated August 17, 1998, regarding a dividend restructuring plan and the Company's name change.
              Dated October 21, 1998, regarding the Company's press release for third quarter earnings, the proposed electric rate increase in Idaho, a lawsuit filed against the Company, new capital expenditure estimates and disclosure required by the SEC related to Year 2000 information.

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



                                   THE WASHINGTON WATER POWER COMPANY
                                   ----------------------------------
                                             (Registrant)





Date:  November 10, 1998                   /s/ J. E. Eliassen
                                           ------------------
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer
                                         (Principal Accounting and
                                             Financial Officer)