Form 10-K405
period 1998-12-31
AVISTA CORP
filed 1999-03-19
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _______

                          COMMISSION FILE NUMBER 1-3701

                               AVISTA CORPORATION
             (Exact name of Registrant as specified in its charter)

                     Washington                        91-0462470
    -----------------------------------------      ----------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

1411 East Mission Avenue,  Spokane, Washington          99202-2600
----------------------------------------------      ----------------
  (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 509-489-0500
                       Web site: http://www.avistacorp.com


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   Name of Each Exchange
               Title of Class                                       on Which Registered
 ---------------------------------------------------              ------------------------
    Common Stock, no par value, together with                      New York Stock Exchange
 Preferred Share Purchase Rights appurtenant thereto               Pacific Stock Exchange

 7 7/8% Trust Originated Preferred Securities, Series A            New York Stock Exchange
$12.40 Preferred Stock, Convertible Series L (depositary shares)   New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                                 --------------
                 Preferred Stock, Cumulative, Without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          ---------------------------
                                 Yes [X] No [ ]
                          ---------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $662,429,812.38, based on the last reported sale price thereof on the consolidated tape on February 26, 1999.

At February 26, 1999, 40,453,729 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.


                             Documents Incorporated By Reference
                                                   Part of Form 10-K into Which
                  Document                          Document is Incorporated
   --------------------------------------          ----------------------------
       Proxy Statement to be filed in               Part III, Items 10, 11,
     connection with the annual meeting                    12 and 13
   of shareholders to be held May 13, 1999

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                      INDEX

Item                                                                       Page
 No.                                                                        No.
----                                                                       ----
      Acronyms and Terms................................................... iv

                                     Part I

 1.   Business.............................................................   1
        Company Overview...................................................   1
        Energy Delivery....................................................   4
        General............................................................   4
        Electric Operations................................................   4
        Natural Gas Operations.............................................   4
        Natural Gas Resources..............................................   5
        Energy Delivery Regulatory Issues..................................   5
        Energy Delivery Operating Statistics...............................   8
        Generation and Resources...........................................  10
        General............................................................  10
        Electric Requirements..............................................  10
        Electric Resources.................................................  10
        Hydroelectric Relicensing..........................................  11
        Generation and Resources Regulatory Issues.........................  11
        Generation and Resources Operating Statistics......................  13
        National Energy Trading and Marketing..............................  14
        Avista Energy......................................................  14
        Avista Advantage...................................................  15
        Avista Power.......................................................  15
        National Energy Trading and Marketing Operating Statistics.........  16
        Non-Energy Business................................................  17
        Pentzer............................................................  17
        Other Non-Energy Companies.........................................  17
        Industry Restructuring.............................................  18
        Federal Level......................................................  18
        State Level........................................................  18
        Experimental Programs..............................................  19
        Environmental Issues...............................................  21
 2.   Properties...........................................................  22
        Energy Delivery....................................................  22
        Generation and Resources...........................................  23
 3.   Legal Proceedings....................................................  23
 4.   Submission of Matters to a Vote of Security Holders..................  23

                                     Part II

 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters................................................  24
 6.   Selected Financial Data..............................................  25
 7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  26
        Results of Operations..............................................  26
        Liquidity and Capital Resources....................................  31
        Future Outlook.....................................................  33
 7A.  Quantitative and Qualitative Disclosure about Market Risk............  41
 8.   Financial Statements and Supplementary Data..........................  41
        Independent Auditors' Report.......................................  42
        Financial Statements...............................................  43
        Notes to Financial Statements......................................  49
 9.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure...........................................   *

                                    Part III

10.   Directors and Executive Officers of the Registrant...................  70
11.   Executive Compensation...............................................  71
12.   Security Ownership of Certain Beneficial Owners and Management.......  71
13.   Certain Relationships and Related Transactions.......................  71

Item                                                                       Page
 No.                                                                        No.
----                                                                       ----
                                     Part IV

14.   Financial Statements, Financial Statement Schedules,
        Exhibits and Reports on Form 8-K...................................  72
      Signatures...........................................................  73
      Independent Auditors' Consent........................................  74
      Exhibit Index........................................................  75

      * = not an applicable item in the 1998 calendar year for the Company

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

Avista Corp.              - Avista Corporation, the Company

Avista Capital            - Parent company to the Company's non-regulated businesses

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

Therm                     - Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume) or 100,000 BTUs (energy)

Watt                      - Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

WUTC                      - Washington Utilities and Transportation Commission

AVISTA CORPORATION
--------------------------------------------------------------------------------


                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "will," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Avista Corporation (Avista Corp., or the Company), formerly known as The Washington Water Power Company, was incorporated in the State of Washington in 1889, and is a diversified energy services company. The name change to Avista Corporation became effective on January 1, 1999. At December 31, 1998, the Company's employees included 1,536 people in its utility operations and approximately 2,153 people in its majority-owned non-regulated businesses (energy and non-energy). The Company's corporate headquarters are in Spokane, Washington (Spokane), which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

Regulatory, economic and technological changes have brought about the accelerating transformation of the electric utility industry from a vertically integrated monopoly to separate market driven businesses. Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth in order to achieve its goal of becoming a diversified North American energy company. The Company's strategies are described below.

The Company seeks to strengthen its position of leadership in energy delivery and generation as well as energy trading and marketing on a local, regional and national basis. The Company will seek to increase its asset and customer base through a focus on acquisitions and strategic alliances in all parts of its business. The Company intends to focus on growing its core energy business by seeking to acquire control of physical assets, specifically power generation assets and electric and natural gas transmission and distribution assets. The Company expects that initial growth will come at a local and regional level, with national growth to follow. Key strengths of the Company today include its position as one of the lowest cost producers of power in the nation, expertise in hydroelectric and power system management, plus capabilities in trading and wholesale and retail marketing of natural gas and electric energy.

Locally. The Company is a long-standing leader in the Northwest region of the United States, providing some of the lowest cost energy to its customers. The Company's strategy is to add selectively to its already strong foundation of state-regulated utility assets to solidify its position as a leading supplier of low-cost electric and natural gas energy services.

Regionally. The Company intends to add to its regulated and non-regulated assets on a regional basis and participate in industry consolidation to further optimize its assets and create greater economies of scale. In addition to energy delivery and generation, the Company plans to concentrate on growing its energy trading and marketing business. The strong growth in this business is expected to be driven by the Company's significant base of knowledge and experience in the operation of physical systems - for both natural gas and electric energy - in the region, as well as its relationship-focused approach to the customer. The Company will also focus on expanding its telecommunications business through its newest subsidiary, Avista Communications. (See Non-Energy business for additional information.)

Nationally. The Company's strong regional energy trading and marketing skills serve as a platform for the Company's growing national presence. The Company will seek to expand its customer base through Internet-based specialty billing and information services and relationships with other energy providers outside the Northwest, thereby leveraging its existing trading and marketing skills. On February 1, 1999, Avista Energy, Inc., (Avista Energy) a national energy trading and marketing subsidiary of Avista Corp. acquired Vitol Gas & Electric LLC, one of the top 20 energy marketing companies in the United States. (See National Energy Trading and Marketing for additional information.)

The Company conducts the majority of its Non-energy business through its wholly owned subsidiary, Pentzer Corporation (Pentzer). Pentzer's business strategy is to acquire controlling interests in a broad range of middle market companies, facilitate improved productivity and growth, and ultimately sell such companies to the public or a strategic buyer.

The Company's growth strategy will expose the Company to risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions, joint ventures and increasing competition. In addition, growth in the energy and trading and marketing business will expose the Company to increased financial and credit risks associated with commodity trading activities. The Company believes however, that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its transition to a diversified North American energy company.

In order to implement its growth strategies, the Company has reorganized its operations into four lines of business - Energy Delivery, Generation and Resources, National Energy Trading and Marketing and Non-energy. The regulated utility

AVISTA CORPORATION
--------------------------------------------------------------------------------

operations fall within Energy Delivery and Generation and Resources. The
Energy Delivery business includes retail electric and natural gas distribution and transmission services. The Generation and Resources business includes generation and production, resource optimization, electric and natural gas commodity trading and wholesale marketing. Both the Energy Delivery and Generation and Resources lines of business fall within Avista Utilities, an operating division of Avista Corp. Avista Capital, which is a wholly-owned subsidiary of Avista Corp., owns all of the companies engaged in the National Energy Trading and Marketing and Non-energy lines of Business. The National Energy Trading and Marketing line of business includes Avista Advantage, Inc. (Avista Advantage), Avista Energy, Inc. (Avista Energy) and Avista Power, Inc. (Avista Power). See Item 1. Business - National Energy Trading and Marketing and Notes 1, 3 and 4 of Notes to Financial Statements for additional information. As of December 31, 1998 the Company had common equity investments of $216.6 million ($493.4 million including convertible securities) and $271.8 million in Avista Utilities and Avista Capital, respectively. The Non-energy line of business, also owned by Avista Capital, includes Avista Fiber, Inc. (Avista Fiber), Avista Development, Inc. (Avista Development), Avista Labs, Inc. (Avista Labs), Avista Communications, Inc. (Avista Communications) and Pentzer Corporation, which is the parent company to the majority of the Company's non-energy businesses. See
Item 1. Business - Non-energy Business and Notes 1 and 17 of Notes to Financial Statements for additional information.

Below is the list of major companies owned by Avista Capital:

Avista Energy -          An electricity and natural gas marketing and trading
                         company.

Avista Advantage -       A leading provider of Internet-based specialty billing
                         and information services.

Avista Power -           Created in December 1998 to develop and own generation
                         assets, primarily in support of Avista Energy.

Pentzer -                A wholly owned subsidiary of Avista Capital and the
                         parent company for a majority of Avista Corp.'s
                         Non-energy subsidiaries.

Avista Fiber -           Designs, builds and manages metropolitan area fiber
                         optic cable networks.

Avista  Development -    Real-estate and other investments.

Avista Labs -            The developer of proton exchange membrane fuel cell
                         technology.

Avista Communications -  Created in January 1999 to provide local high-speed telecommunications services to under- served Northwest communities.


The Company's lines of business are illustrated below:


                                  [FLOW CHART]


[ ] - denotes a business entity.
 o  - denotes an operating division or line of business.

AVISTA CORPORATION
--------------------------------------------------------------------------------

For the twelve months ended December 31, 1998, 1997 and 1996, respectively, the Company derived operating revenues and income/(loss) from operations in the following proportions:


                                                                                          Income/(Loss) from
                                          Operating Revenues         Gross Margins       Operations (pre-tax)
                                         --------------------    --------------------    --------------------
                                         1998    1997    1996    1998    1997    1996    1998    1997    1996
                                         ----    ----    ----    ----    ----    ----    ----    ----    ----
Energy Delivery                           11%     29%     40%     70%     69%     67%     68%     60%     48%
Generation and Resources                  18%     39%     45%     18%     27%     33%     15%     34%     45%
National Energy Trading and Marketing     65%     19%    --       12%      4%      0%     12%      1%     (1%)
Non-energy                                 6%     13%     15%     N/A     N/A     N/A      5%      5%      8%


N/A - Not Applicable
Gross margin is calculated by subtracting resource costs from operating revenues. (See Schedule of Information by Business Segments for further information).

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

At the end of 1998, retail electric service was supplied to approximately 305,000 customers in eastern Washington and northern Idaho; retail natural gas service was supplied to approximately 262,000 customers in parts of Washington, Idaho, Oregon and California.

The Company expects economic growth to continue in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and attract new businesses to the Inland Northwest. Agriculture, mining and lumber were the primary industries for many years, but health care, education, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. The Company also anticipates moderate economic growth to continue in its Oregon service area.

The Company anticipates residential and commercial electric load growth to average approximately 2.3% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.7% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.1% growth annually during that same period. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Future Outlook for additional information.

ELECTRIC OPERATIONS

Energy Delivery currently receives all of its electric supply from Generation and Resources. (See Generation and Resources - Electric Resources for additional information.)

Challenges facing the retail electric business include cost management, self-generation and fuel switching by commercial and industrial customers, the costs of increasingly stringent environmental laws and the potential for stranded or non-recoverable utility assets. In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders No. 888 and No. 889 which require electric utility companies to provide third-party access to their transmission systems and to establish an Open Access Same-time Information System (OASIS) to provide transmission customers with information about available transmission capacity, prices and other information, by electronic means. In addition, state legislatures in the Company's service territory are continuing to evaluate restructuring the retail electric business to full competition. When electric utility companies are required to provide retail wheeling service, which is the transmission of electric power from another supplier to a customer located within such utility's service area, the Company believes it will face minimal risk for stranded generation, transmission or distribution assets due to its low cost structure. However, the Company cannot predict the potential impact, if any, of restructuring the electric utility industry on the Company's future financial condition and results of operations. (See Industry Restructuring and Note 1 of Notes to Financial Statements for additional information.)

NATURAL GAS OPERATIONS

Natural gas remains competitively priced compared to alternative fuel sources for residential, commercial and industrial customers. Because of abundant supplies and competitive markets, natural gas should sustain its market advantage. The Company continues to advise electric customers as to the cost advantages of converting space and water heating needs to natural gas. Significant growth has occurred in the Company's natural gas business in recent years due to increased demand for natural gas in new construction. The Company also makes sales and provides transportation service directly to large natural gas customers and makes non-retail sales to marketers and producers where points of delivery are outside the Company's retail distribution area.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Most of the Company's large industrial customers purchase their own natural gas requirements through gas marketers. For these customers, the Company provides transportation from the Company's pipeline interconnection to the customer's plant. The Company has numerous special contracts for natural gas transportation service, most of which contain negotiated rates for Company distribution service based on the customer's competitive alternatives. Seven of the Company's largest natural gas customers are provided natural gas transportation service by the Company under special contracts. These negotiated contracts were entered into to retain these customers who can either by-pass the Company's distribution system or have competitive alternative fuel capability. All special contracts are subject to regulatory review and approval. The competitive nature of the spot natural gas market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs. The total volume transported on behalf of transportation customers for 1998, 1997 and 1996 was approximately 226.1, 245.1 and 237.9 million therms, which represented approximately 39%, 43% and 40% of the Company's total system deliveries. In addition, the Company sells firm transportation to third parties when it is not needed to serve the Company's customers.

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

Firm natural gas supplies are purchased by the Company through negotiated agreements having terms ranging between one month and seven years. During 1998, approximately one-third of the Company's purchases were in the short-term market, with contracts on a month-to-month basis. Approximately 14% of the natural gas supply was obtained from domestic sources, with the remaining 86% from Canadian sources. Nearly all natural gas purchased from Canadian sources is contracted in U.S. dollar denominations, limiting any foreign currency exchange exposure. The Company does not consider Canadian natural gas supplies to be at greater risk of non-delivery than U.S. supplies.

The Company holds capacity on six natural gas pipelines, Northwest Pipeline Company (NWP), Pacific Gas Transmission (PGT), Paiute Pipeline (Paiute), Tuscarora Gas Transmission Company (Tuscarora), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd. (ANG), which provide the Company access to both domestic and Canadian natural gas supplies. In 1998, the Company obtained gas from over 25 different suppliers.

The Company contracts with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage), with Paiute for firm transportation and liquefied natural gas storage and with PGT, Tuscarora, NOVA and ANG for firm transportation only.

Jackson Prairie Natural Gas Storage Project (Storage Project) The Company owns a one-third interest in the Storage Project, which is an underground natural gas storage field located near Chehalis, Washington. The role of the Storage Project in providing flexible natural gas supplies is increasingly important to the Company's natural gas operations. It enables the Company to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to withdraw natural gas from storage when spot prices are high or as needed to meet high demand periods. The Company is in the process of increasing the capacity at the Storage Project. The increased capacity will be optimized by Avista Energy for the next 10 years, and in return, Avista Energy will be responsible for the capital costs related to the project expansion. The Company has contracted to release some of its Storage Project capacity to two other utilities until 2000 and 2001, with a provision under one of the releases to partially recall the released capacity if the Company determines additional natural gas is required for its own system supply.

ENERGY DELIVERY REGULATORY ISSUES

The Company, as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities and other matters. The retail electric operations are subject to the jurisdiction of the Washington Utilities and Transportation Commission (WUTC), the Idaho Public Utilities Commission (IPUC) and the Montana Public Service Commission (MPSC). The retail natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC) and the California Public Utilities Commission (CPUC). The Company is also subject to the jurisdiction of the FERC for its (wholesale) natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project.

In each regulatory jurisdiction, the price the Company may charge for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable

AVISTA CORPORATION
--------------------------------------------------------------------------------

operating expenses, an opportunity to earn a reasonable return on "rate base." "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items (see Note 1 of Notes to Financial Statements for additional information about regulation, depreciation and deferred taxes). Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant. As the energy business is restructured, traditional "cost of service" ratemaking may evolve into some other form of ratemaking. Rates for transmission services are based on the "cost of service" principles and are set forth in tariffs on file with the FERC. (See Industry Restructuring for additional information.)

General Rate Cases The Company's last general electric rate cases were effective in March 1987 for the State of Washington and September 1986 for the State of Idaho; both allowed a return on equity of 12.90%.

On December 18, 1998, the Company filed for a general electric rate increase of $14,223,000 or 11.56% with the IPUC. The Company is requesting a return on equity of 12.00%. An order is expected in the latter part of 1999. The Company anticipates filing for a retail increase in the State of Washington later in 1999.

On June 27, 1997, the Company filed a general natural gas rate increase of $7.87 million with the WUTC. A settlement agreement resulted in a $5 million, or 7.5%, increase effective January 1, 1998. Included in the settlement agreement was a stated return on equity of 10.75%. However, the agreements reached in the settlement do not set a precedent for future rate filings. The Company's last general natural gas rate cases involving litigated cost of capital resulted in allowed return on equity of 12.90% for the State of Washington, effective August 1990 and 12.75% for the State of Idaho, effective October 1989.

Power Cost Adjustment (PCA) The Company has a PCA in Idaho which tracks changes in hydroelectric generation, surplus energy prices, related changes in thermal generation and the Public Utility Regulatory Policies Act of 1978 (PURPA) contracts, but not changes in revenues or costs associated with other wheeling or power contracts. Rate changes are triggered when the deferred balance reaches $2.2 million, provided no more than two surcharges or rebates are in effect at the same time. See Note 1 of Notes to Financial Statements for additional information.

Service Territory Agreement In August 1998, the Company executed a new electric service territory agreement with Inland Power and Light Company. Inland Power and Light is an electric cooperative serving approximately 30,000 customers in various suburban and rural areas of Eastern Washington, including areas around Spokane. The Company had an existing service territory agreement with Inland Power and Light that was due to expire in December 1998. The Company entered into the new agreement in order to protect service provided to existing customers and to establish rules for service to new customers. Under the agreement, generally, the utility with the closest electric facilities will serve a new customer. However, new customers with loads larger than 3 megawatts can choose their service provider. The agreement is for a fifteen year term and was approved by the WUTC on October 9, 1998.

Purchased Gas Adjustment (PGA or Natural Gas Trackers) Natural gas trackers are supplemental tariffs filed with state regulatory commissions which are designed to pass through changes in purchased natural gas costs and therefore, do not normally result in any changes in net income to the Company. On September 30, 1998, the Company filed a PGA with the WUTC. This filing requested a net revenue reduction of $42,000 or .06%. On December 1, 1998, a modified version of the original filing became effective with rates subject to change based on the WUTC's continuing audit. In January 1999, the audit was concluded with no adjustment to rates, and in February 1999, the Commission closed the investigation. In November 1998, the OPUC approved a $1.1 million, or 2.25% decrease effective December 1, 1998. In October 1998, the Company filed a natural gas tracker with the IPUC requesting a $1.1 million, or 4.0%, increase which was approved, effective December 7, 1998.

Natural Gas Benchmark Mechanism
On December 1, 1998, the Company filed a proposal with the WUTC and IPUC to eliminate gas procurement operations within Avista Utilities and consolidate gas procurement operations under Avista Energy. A smaller natural gas staff would remain in Avista Utilities to prepare load forecasts and support regulatory activities. The ownership of the natural gas assets would remain with Avista Utilities, but would be managed by Avista Energy through an agency agreement.

Consolidation of natural gas procurement operations under Avista Energy would allow the Company to gain synergies and better manage its risk by combining and operating the two portfolios as one portfolio and to gain efficiencies by eliminating duplicate functions. The proposal to state regulators includes a Gas Benchmark mechanism that is designed to provide certain guaranteed benefits to retail customers as well as provide Avista Corp. the opportunity to improve earnings, i.e., a performanced-based mechanism.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Idaho Gas Benchmark mechanism sets three separate benchmarks or targets: commodity, pipeline capacity and Jackson Prairie storage. To the extent that Avista Energy optimizes these three components of gas costs, Avista Energy will retain the benefits. Likewise, if Avista Energy incurs costs in excess of the targets, it will absorb the loss.

The Gas Benchmark Mechanism was approved by the IPUC on February 1, 1999. The proposal is currently pending before the WUTC and the Company is currently working with WUTC staff to resolve issues in the proceeding. The Company is preparing a similar proposal for its Oregon natural gas procurement operations. The Company plans to file with the OPUC in March 1999.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                      ENERGY DELIVERY OPERATING STATISTICS


                                                                      Years Ended December 31,
                                                               -------------------------------------
                                                                  1998          1997          1996
                                                               ---------     ---------     ---------
RETAIL ELECTRIC OPERATIONS
     ELECTRIC OPERATING REVENUES (Thousands of Dollars):
        Residential .......................................    $ 157,019     $ 160,411     $ 160,345
        Commercial ........................................      149,767       144,952       144,717
        Industrial ........................................       64,662        58,391        62,067
        Public street and highway lighting ................        3,387         3,352         3,359
                                                               ---------     ---------     ---------
           Total retail electric revenue ..................      374,835       367,106       370,488
        Transmission revenues .............................       19,455        19,503        11,907
        Other revenues ....................................        6,636         8,685         6,740
        Transfer to Generation and Resources(1) ...........     (184,381)     (180,544)     (180,018)
                                                               ---------     ---------     ---------
           Total electric energy delivery revenues ........    $ 216,545     $ 214,750     $ 209,117
                                                               =========     =========     =========
     ELECTRIC ENERGY SALES (Thousands of MWhs):
        Residential .......................................        3,217         3,270         3,220
        Commercial ........................................        2,810         2,716         2,674
        Industrial ........................................        1,878         1,759         1,839
        Public street and highway lighting ................           24            24            24
                                                               ---------     ---------     ---------
           Total retail energy sales ......................        7,929         7,769         7,757
                                                               =========     =========     =========
     ELECTRIC AVERAGE HOURLY LOAD (aMW) ...................          971           954           973
                                                               =========     =========     =========
     NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
        Residential .......................................      265,891       261,873       257,726
        Commercial ........................................       34,407        33,681        33,043
        Industrial ........................................        1,169         1,145         1,133
        Public street and highway lighting ................          383           371           363
                                                               ---------     ---------     ---------
           Total retail electric customers ................      301,850       297,070       292,265
                                                               =========     =========     =========
     ELECTRIC RESIDENTIAL SERVICE AVERAGES:
        Annual use per customer (KWh) .....................       12,099        12,489        12,493
        Revenue per KWh (in cents)  .......................         4.88          4.90          4.98
        Annual revenue per customer .......................    $  590.54     $  612.55     $  622.15
NATURAL GAS OPERATIONS
     NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
        Residential .......................................    $  92,614     $  81,855     $  85,904
        Commercial ........................................       49,539        42,731        51,006
        Industrial - firm .................................        3,685         3,563         3,949
        Industrial - interruptible ........................        1,639           512         1,131
                                                               ---------     ---------     ---------
           Total retail natural gas revenues ..............      147,477       128,661       141,990
        Non-retail sales ..................................       24,846        19,559         9,862
        Transportation ....................................       12,100        12,678        12,154
        Other revenues ....................................        8,715         4,884         7,305
                                                               ---------     ---------     ---------
           Total natural gas energy delivery revenues .....    $ 193,138     $ 165,782     $ 171,311
                                                               =========     =========     =========
     THERMS DELIVERED (Thousands of Therms):
        Residential .......................................      187,571       182,037       183,927
        Commercial ........................................      122,263       118,494       132,744
        Industrial - firm .................................       11,494        12,509        12,757
        Industrial - interruptible ........................        6,053         3,217         4,174
                                                               ---------     ---------     ---------
           Total retail sales .............................      327,381       316,257       333,602
        Non-retail sales ..................................      126,522       105,297        67,656
        Transportation ....................................      226,139       245,139       237,894
        Interdepartmental sales and Company use ...........       32,647         2,087        22,215
                                                               ---------     ---------     ---------
           Total therms - sales and transportation ........      712,689       668,780       661,367
                                                               =========     =========     =========

(1) Transfer to Generation and Resources represents the portion of revenues collected by Energy Delivery from retail customers attributable to the sale of the electric energy commodity delivered by Energy Delivery.

AVISTA CORPORATION
--------------------------------------------------------------------------------



                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                      1998           1997           1996
                                                                   ---------      ---------      ---------
     SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
        Purchases .............................................      491,100        431,646        422,194
        Storage - injections ..................................      (32,023)       (31,288)       (26,260)
        Storage - withdrawals .................................       32,917         22,183         24,572
        Natural gas for transportation ........................      226,139        245,139        237,894
        Distribution system gains (losses) ....................       (5,444)         1,100          2,967
                                                                   ---------      ---------      ---------
           Total supply .......................................      712,689        668,780        661,367
                                                                   =========      =========      =========

     NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
        Net system maximum demand (winter) ....................        3,284          3,134          3,273
        Net system maximum firm contractual capacity (winter) .        4,220          4,220          4,210


     NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
        Residential ...........................................      226,165        214,927        203,245
        Commercial ............................................       28,236         27,171         25,747
        Industrial - firm .....................................          310            306            300
        Industrial - interruptible ............................           26             25             28
                                                                   ---------      ---------      ---------
           Total retail customers .............................      254,737        242,429        229,320
        Non-retail sales ......................................           19             17              7
        Transportation ........................................          119            111             93
                                                                   ---------      ---------      ---------
           Total natural gas customers ........................      254,875        242,557        229,420
                                                                   =========      =========      =========

     NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
        Washington and Idaho
           Annual use per customer (therms) ...................          861            927          1,007
           Revenue per therm (in cents) .......................        44.97          40.44          41.90
           Annual revenue per customer ........................    $  387.17      $  374.90      $  421.91
        Oregon and California
           Annual use per customer (therms)  ..................          772            703            724
           Revenue per therm (in cents)  ......................        58.32          55.71          58.55
           Annual revenue per customer ........................    $  450.13      $  391.56      $  424.00

     HEATING DEGREE DAYS: .....................................           (1)
        Spokane, WA
           Actual .............................................        5,951          6,510          7,477
           30 year average ....................................        6,842          6,842          6,842
           % of average .......................................           87%            95%           109%
        Medford, OR
           Actual .............................................        4,421          4,144          4,088
           30 year average ....................................        4,611          4,611          4,611
           % of average .......................................           96%            90%            89%

INCOME FROM ENERGY DELIVERY OPERATIONS  (After tax) ...........    $  86,676      $  77,788      $  64,345
                                                                   =========      =========      =========




(1) Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic average indicate warmer than average temperatures).

AVISTA CORPORATION
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

GENERAL

The Generation and Resources line of business manages the Company's natural gas and electric energy resource portfolio, which is used to serve Energy Delivery's retail customers and Generation and Resources' wholesale customers. The primary business focus of Generation and Resources is to optimize the availability and operation of generation resources. The Company owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas combustion turbine (CT) peaking units. See Item 2. Properties Generation and Resources for additional information. The Company also owns a 15% share in two coal-fired generating facilities and leases two additional gas CT peaking units. With this diverse energy resource portfolio, the Company remains one of the nation's lowest-cost producers and sellers of electric energy services.

The Company's wholesale marketing and trading business units within the Generation and Resources line of business are a secondary, but very important part of the Company's overall business strategy. Since 1987, the Company has entered into a number of long-term power sales contracts that have increased its wholesale electric revenues, and the Company is continuing to actively pursue electric wholesale marketing and energy trading business opportunities. Energy trading includes short-term sales and purchases such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Wholesale sales are affected by weather and streamflow conditions and may eventually be affected by the restructuring of the electric utility industry. (See Industry Restructuring for additional information.)

Generation and Resources competes in the wholesale electric market with other western utilities, federal marketing agencies and power marketers. The Company's participation in the wholesale electric market allows the Company to maintain presence in and knowledge of the market, resulting in maximum optimization of the Company's resources. The wholesale electric market has changed significantly over the last few years with respect to market participants, level of activity, variability of prices, and per-unit margins. These changes have contributed to the increased liquidity of the market, which in turn has increased transactional volumes in the market. It is expected that competition in the wholesale power market will remain vigorous.

Challenges facing Generation and Resources include evolving technologies, which provide alternate energy supplies and deregulation of the retail electric market. The Company believes it faces minimal risk for stranded generation assets resulting from deregulation due to its low cost generation portfolio. However, in a deregulated environment, evolving technologies which provide alternate energy supplies could affect the market price of power, and certain generating assets could have operating costs above the adjusted market price. The Company continues to assess the costs and operation of its generation portfolio in order to optimize the resources of the Company.

ELECTRIC REQUIREMENTS

The Company's 1998 annual peak requirements, including long-term and short-term contractual obligations, were 4,765 MW. This peak occurred on December 21, 1998, at which time the maximum capacity available from the Company's generating facilities, including long-term and short-term purchases, was 4,991 MW. The electric requirements include both Energy Delivery's electric needs and Generation and Resources' wholesale short-term and long-term commitments, which limits the amount of excess capacity available to support Generation and Resources energy trading business.

ELECTRIC RESOURCES

The Company's diverse resource mix of hydroelectric projects, thermal generating facilities and power purchases and exchanges, combined with strategic access to regional electric transmission systems, enables the Company to remain one of the nation's lowest-cost producers and sellers of electric energy services. At December 31, 1998, the Company's total owned resources available were 58% hydroelectric and 42% thermal. See Generation and Resources Operating Statistics on page 13 for the Company's energy resource statistics.

Hydroelectric Resources Hydroelectric generation is the Company's lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on the Company's total energy costs. Under average operating conditions, the Company meets about one-third of its total energy requirements (both retail and long-term wholesale), with its own hydroelectric generation and long-term hydroelectric contracts. The streamflows to Company-owned hydroelectric projects were 94%, 172% and 145% of normal in 1998, 1997 and 1996, respectively. Total hydroelectric resources provide 524 aMW annually.

Thermal Resources The Company has a 15% interest in each of two twin-unit coal-fired facilities - the Centralia Power Plant in western Washington and Units 3 and 4 of the Colstrip Generating Project in southeastern Montana. In addition, the Company owns a wood-waste-fired facility known as the Kettle Falls Generating Station in northeastern Washington and two natural gas-fired CTs, located in Spokane, used for peaking needs. The Company also operates and leases two natural gas-fired CTs in northern Idaho, used for peaking needs. Total thermal resources provide 339 aMW annually.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Centralia, which is operated by PacifiCorp, is supplied with coal under both a fuel supply agreement in effect through December 2020 and various spot market purchases. In 1998, 1997 and 1996, Centralia provided approximately 37%, 38% and 46%, respectively, of the Company's thermal generation. (See Environmental Issues for additional information.)

Colstrip is supplied with fuel under coal supply and transportation agreements in effect through December 2019 from adjacent coal reserves. The Montana Power Company is the operator of Colstrip. In 1998, 1997 and 1996, Colstrip provided approximately 46%, 47% and 34% of the Company's thermal generation, respectively.

Kettle Falls' primary fuel is wood-waste generated as a by-product from forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides the Company the flexibility to meet expected future fuel requirements for the plant. In 1998, 1997 and 1996, Kettle Falls provided approximately 9%, 11% and 10% of the Company's thermal generation, respectively.

The four CTs are natural gas-fired units, primarily used for peaking needs. Two CTs have access to domestic and Canadian natural gas supplied through PGT. In 1998, 1997 and 1996, these four units provided approximately 8%, 4% and 10%, respectively, of the Company's thermal generation. Thermal generation from CTs during 1997 was lower than other years primarily due to the cost of natural gas as compared to alternative energy supplies.

Purchases, Exchanges and Sales In 1998, the Company had various long-term purchase contracts with non-coincidental peak (peak that does not occur during the same hour) equating to 457 MW, with an average remaining life of 5.3 years. Additionally, long-term hydro purchase contracts of 197 MW peak were available with an average remaining contract life of 12.8 years. The Company also enters into a significant number of short-term sales and purchases with durations of up to one year. Energy purchases and exchanges for the years 1998, 1997 and 1996 provided approximately 70%, 65% and 54%, respectively, of the Company's total electric energy requirements, which reflects increased wholesale trading and resource optimization activity.

Under PURPA, the Company is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the WUTC and the IPUC. The Company purchased approximately 563,000 MWH, or about 2% of the Company's total energy requirements, from these sources at a cost of approximately $27 million in 1998. These contracts expire in 1999-2022.

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

The Cabinet Gorge and Noxon Rapids plants are currently in the process of relicensing with licenses expiring February 2001. The Company filed a Notice of Intent to relicense in 1996 and has since consulted with resource agencies, Native American tribes, special interest groups and the general public regarding its relicensing.

The Company's approach to relicensing departed significantly from the conventional FERC process. Early FERC involvement and Environmental Impact Statement scoping occurred prior to the application and the consultation process was expanded to a comprehensive collaborative process including all stakeholders. The collaborative process used by the Company is nationally recognized as the model for FERC's alternative approach to relicensing.

The Company reached a settlement agreement with all parties on January 28, 1999 that resolved all environmental, tribal, and operational issues regarding relicensing of Cabinet Gorge and Noxon Rapids. As part of the agreement, Avista Corp. committed to early implementation of protection, mitigation, and enhancement measures beginning in March 1999. Measures in the agreement which will cost approximately $4.7 million annually, address fisheries, water quality, wildlife, recreation, land use, cultural resources and erosion, and represents the results of studies and interests of over 40 organizations and 100 individuals. See Item 2. Properties - Generation and Resources and Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Future Outlook for additional information.

The license application for Cabinet Gorge and Noxon Rapids was filed with FERC on February 18, 1999 and included the settlement agreement signed by 27 parties and a collaboratively written environmental assessment report. For hydroelectric projects of this size, it is unprecedented to have reached settlement two years before the license expires, while preserving the projects economic peaking and load following operations.

GENERATION AND RESOURCES REGULATORY ISSUES

The Company, with respect to Generation and Resources, is subject to the jurisdiction of the FERC for its accounting procedures and its wholesale electric rates. Some wholesale electric rates are determined on a "cost-of-service" basis in a

AVISTA CORPORATION
--------------------------------------------------------------------------------

manner similar to retail rates. See Energy Delivery - Regulatory Issues for additional information. Generally, rates for wholesale electric sales by the Company for terms up to five years are based on market prices.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                  GENERATION AND RESOURCES OPERATING STATISTICS

                                                                       Years Ended December 31,
                                                           ---------------------------------------------
                                                             1998              1997              1996
                                                           ---------         ---------         ---------
ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
     Hydro generation (from Company facilities) ...            3,860             4,863             5,045
     Thermal generation (from Company facilities) .            3,522             2,627             2,764
     Purchased power - long-term hydro ............              910             1,212             1,170
     Purchased power - other ......................           19,405            16,038            10,641
     Power exchanges ..............................               26               178               102
                                                           ---------         ---------         ---------
         Total power resources ....................           27,723            24,918            19,722
     Energy losses and Company use ................             (579)             (739)             (790)
                                                           ---------         ---------         ---------
         Total energy resources (net of losses) ...           27,144            24,179            18,932
                                                           =========         =========         =========

ELECTRIC ENERGY REQUIREMENTS (Thousands of MWhs):
     Energy Delivery ..............................            7,929             7,769             7,757
     Long-term wholesale ..........................            3,680             4,307             4,507
     Short-term wholesale .........................           15,535            12,103             6,668
                                                           ---------         ---------         ---------
         Total energy requirements ................           27,144            24,179            18,932
                                                           =========         =========         =========

RESOURCE AVAILABILITY at time of system peak (MW):
     Total requirements (winter) (1) ..............            4,765             4,226             3,180
     Total resource availability (winter) .........            4,991             4,684             3,340
     Total requirements (summer) (2) ..............            5,093             4,345             2,978
     Total resource availability (summer) .........            5,340             4,766             3,357

ELECTRIC OPERATING REVENUES (Thousands of Dollars):
     Long-term wholesale ..........................        $ 102,189         $ 138,730         $ 139,116
     Short-term wholesale .........................          349,674           187,190            91,443
     Other revenues ...............................            3,285             4,669             7,989
     Transfer from Energy Delivery (3) ............          184,381           180,544           180,018
                                                           ---------         ---------         ---------
         Total electric energy trading revenues ...        $ 639,529         $ 511,133         $ 418,566
                                                           =========         =========         =========

NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
     Wholesale customers ..........................               85                91                60
                                                           =========         =========         =========
INCOME FROM GENERATION AND RESOURCES OPERATIONS
     (After tax) ..................................        $  21,148         $  47,737         $  65,048
                                                           =========         =========         =========



(1) Includes long-term contract obligations of 663 MW, 1,022 MW and 744 MW and 2,401 MW, 1,688 MW and 725 MW of short-term sales in 1998, 1997 and 1996, respectively.

(2) Includes long-term contract obligations of 780 MW, 1,011 MW and 839 MW in 1998, 1997 and 1996, respectively, and short-term sales of 2,792 MW, 1,966 MW and 739 MW in 1998, 1997 and 1996, respectively.

(3) Transfer from Energy Delivery represents the portion of revenues collected by Energy Delivery from retail customers attributable to the sale of the electric energy commodity delivered by Energy Delivery.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NATIONAL ENERGY TRADING AND MARKETING

The companies within the National Energy Trading and Marketing line of business are Avista Energy, Avista Advantage and Avista Power, each of which is a wholly-owned subsidiary of Avista Capital. Avista Capital's total equity investment in this line of business was approximately $104.6 million on December 31, 1998.

Avista Energy

Avista Energy is one of the nation's fastest growing electricity and natural gas marketing and trading companies. Avista Energy's headquarters are in Spokane, Washington with offices in Houston, Texas; Boston, Massachusetts; Vancouver, British Columbia, Canada; and Portland, Oregon. Avista Energy is in the business of buying and selling natural gas and electricity. Avista Energy purchases natural gas and electricity directly from producers and other trading companies, and Avista Energy's customers include commercial and industrial end-users, electric utilities, natural gas distribution companies and other trading companies. Avista Energy also trades natural gas and electricity derivative financial instruments, including futures, options, swaps and other contractual arrangements on national exchanges and through other unregulated exchanges and brokers from whom these commodity derivatives are available. In 1998, Avista Energy sold approximately 54.4 million MWh of electric energy and 424.2 million dekatherms of natural gas. This compares with approximately 4.5 million MWh of electric energy and 67.3 million dekatherms of natural gas during five months of operations in 1997.

Avista Energy's business is affected by several factors, including:

o       the demand for and availability of energy throughout the United States,

o       lower unit margins on new sales contracts,

o fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts which have lower margins than long-term contracts,

o       marginal fuel prices, and

o       deregulation of the electric utility industry

Avista Energy operates in North America, principally within the West and Mid-West United States and Western Canada. Avista Energy seeks to strengthen its position of leadership in energy trading and marketing on a regional and national basis through a focus on acquisitions and strategic alliances. Avista Energy has entered new markets throughout North America, and will continue to strategically acquire additional assets and customers.

Effective February 1, 1999, Avista Energy purchased Vitol Gas & Electric, LLC, one of the top 20 energy marketing companies in the United States. With this acquisition, Avista Energy now has an additional platform from which it can further grow its national presence. The combined operation expands Avista Energy's successful coast-to-coast commercial energy platform to the eastern seaboard.

On December 16, 1998, Avista Energy Canada, Ltd., a wholly-owned subsidiary of Avista Energy, acquired Coast Pacific Management, Inc. (Coast Pacific), a natural gas marketing company based in Vancouver, British Columbia, Canada. Coast Pacific manages and transports approximately 70,000 MMBtu of natural gas per day to some 70 large and medium size industrial customers throughout British Columbia. Coast Pacific acts as gas manager for more than 40 percent of the large industrial market in the interior of British Columbia. The Coast Pacific acquisition strengthened Avista Energy's Canadian operations with more access to end-use customers, ties with British Columbia natural gas producers and expanded Avista Energy's presence in Pacific Northwest natural gas markets.

In April 1997, Avista Energy contracted with Chelan County Public Utility District (Chelan PUD), located in Washington State. The terms of the alliance made this announcement the first of its kind in the Northwest. The agreement allows the Company to market, on a "real-time" basis, a portion of the significant output from Chelan PUD's hydroelectric resources and to jointly market energy products and services to other utilities in the region. Twenty-eight percent or 557 megawatts of total generated capacity of the dams are available for real-time scheduling and resource optimization. The two entities offer a variety of products, all designed to help smaller utilities adjust to the emerging energy market. On October 20, 1997, a complaint for declaratory and injunctive relief was filed in Chelan County Superior Court by James A. Brown, a taxpayer and ratepayer of the District, in order to determine whether the joint marketing and real-time scheduling efforts of Chelan PUD and Avista Energy are within Chelan PUD's lawful authority to undertake. Avista Energy and Chelan PUD continue to operate under the contractual alliance. The outcome of this litigation is still pending and Avista Energy is unable to assess the likelihood of an adverse outcome or estimate an amount or range of potential loss in the event of an adverse outcome.

In June 1997, Avista Energy formed an alliance with Energy West Incorporated, a diversified energy and retail propane company in Montana, to develop and implement a direct access, retail power marketing business in Montana. The alliance has not been active since its formation and both companies have agreed to discontinue the alliance in 1999.

Effective November 30, 1998, Avista Energy sold its 50% ownership interest in Howard/Avista Energy, LLC to H&H Star Energy, Inc. The sales price, which represented Avista Energy's equity investment, was $25 million in the form of a short term unsecured note receivable from H&H Star Energy, Inc. The Note is guaranteed by H&H Star Energy, Inc.'s parent

AVISTA CORPORATION
--------------------------------------------------------------------------------

company, Howard Publications, Inc and is due April 30, 1999.

In 1997, Avista Energy entered into a contract with Mock Energy Services to form Avista/Mock Energy, LLC to provide integrated energy services to customers throughout the state of California. Avista Energy agreed to the dissolution of Avista/Mock Energy, LLC and affairs were wound up November 30, 1998. Avista/Mock Energy, LLC conducted no business. All related costs of this investment were recognized in 1998.

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

Avista Energy is subject to the various risks inherent in commodity trading including, particularly, market risk and credit risk.

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: National Energy Trading and Marketing Operations and Notes 1, 3 and 4 of Notes to Financial Statements for additional information regarding the market and credit risks inherent in the energy trading business, the Company's and Avista Energy's risk management policies and procedures, accounting practices and positions held at December 31, 1998.

Avista Advantage

Avista Advantage is a leading provider of Internet-based specialty billing and information services. Avista Advantage has established itself as a leader in the development and implementation of customer-focused, non-traditional energy solutions.

Avista Advantage has developed a distinctive line of services that starts with a proprietary customer information system. The system impacts the customer's bottom line by providing four valuable tools in one: a consolidated billing tool; an accounting/auditing tool; an energy management tool; and a deregulation tool. Avista Advantage conveniently delivers all of these services through the Internet using the ACIS (Advantage Customer Internet Site) system. The ACIS product creates a flexible paperless reporting system. Avista Advantage offers consolidated bill payment and analytical services for customers' maintenance and repair bills. Avista Advantage is the only company in the energy services industry to offer its customers this service.

Avista Power

Avista Power was created in December 1998 to develop and own generation assets, primarily in support of Avista Energy's commodity trading activities. Avista Power and Cogentrix Energy, Inc. have entered into an agreement to jointly build and/or buy interests in natural gas-fired electric generation plants in the Pacific Northwest states of Washington, Oregon and Idaho. The first project under the new agreement is an approximately 270 megawatt facility to be located in Rathdrum, Idaho. The total cost of the project is estimated at $150 million; Avista Power's share of the costs is approximately $75 million.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                NATIONAL ENERGY TRADING AND MARKETING OPERATING STATISTICS

                                                          Years Ended December 31,
                                                         --------------------------
                                                            1998             1997
                                                         ---------          -------
AVISTA ENERGY

   REVENUES (Thousands of Dollars):
       Natural gas marketing .......................       743,386          135,684
       Electric power marketing ....................     1,665,348          111,344
                                                         ---------          -------
          Total revenues ...........................     2,408,734          247,028
                                                         =========          =======
   VOLUMES:

       Natural gas (Thousands of Therms) ...........       424,152           67,319
       Electricity (Thousands of MWhs) .............        54,430            4,540

AVISTA CORPORATION
--------------------------------------------------------------------------------

NON-ENERGY BUSINESS

Pentzer, which is a wholly-owned subsidiary of Avista Capital, is the dominant company in the Non-energy line of business. At December 31, 1998, Avista Capital's total equity investment in this line of business was approximately $167.2 million, of which $140.1 million related to Pentzer.

Pentzer

Pentzer is the parent company for a majority of Avista Corp.'s non-utility subsidiaries. Pentzer's portfolio of investments includes companies involved in consumer product promotion, store fixtures, specialty tool manufacturing, metal fabrication, financial services and electronic technology.

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

Pentzer's business strategy is to acquire controlling interest in a broad range of middle-market companies, to help these companies grow through internal development and strategic acquisitions, and to sell the portfolio investments either to the public or to strategic buyers when it becomes most advantageous in meeting Pentzer's return on invested capital objectives. Pentzer's goal is to produce financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Transactional gains arise from a one-time event or a specific transaction, such as the sale of an investment or individual company from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies. Accordingly, although the income stream is expected to be positive, it is not predictable from year to year and may be uneven.

Other Non-Energy Companies

Other non-energy subsidiaries under Avista Capital include Avista Development, Avista Labs, Avista Communications and Avista Fiber. Avista Development manages and markets the corporation's community investments, including real-estate and other assets. Avista Labs develops fuel cells and multiple fuel processing approaches using propane, methane and methanol as base fuels to integrate into its fuel cell subsystem. In September 1998, Avista Labs was awarded a $2.0 million technology development grant from the Department of Commerce's National Institute of Standards and Technology Advanced Technology Program to fund continuing research in alternate power solutions. Avista Communications, formed in January 1999, is the newest of the non-energy subsidiaries. It will provide local high-speed telecommunications services to under-served Northwest communities. Avista Communications is a sister company to Avista Fiber, which focuses on building high-speed local dark fiber networks in Northwest communities.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Non-Energy Operations and Notes 1 and 21 of Notes to Financial Statements for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------

INDUSTRY RESTRUCTURING

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

In the FERC's Order No. 889, the companion rule to Order No. 888, the FERC required public utilities to establish a system, OASIS, to provide transmission customers with information about available transmission capacity, prices and other information, by electronic means. This enables customers to obtain transmission service in a non-discriminatory fashion. The final rule requires each public utility subject to the rule to functionally separate its transmission and wholesale power merchant functions, and prescribed standards of conduct under which it assures that the utility's wholesale power merchant function and competitors obtain information about its transmission system in the same manner. The Company filed its "Procedures for Implementing Standards of Conduct under FERC Order No. 889" with the FERC in December 1996 and adopted these Procedures effective January 3, 1997. FERC Orders No. 888 and No. 889 have not had a significant material effect on the operating results of the Company.

The Company and various Northwest utilities began investigating the feasibility of transferring certain operational responsibilities associated with a regional transmission grid to an independent grid operator. In November 1997, the Company withdrew from the effort to establish an independent grid operator in the Northwest because the costs were greater than the perceived benefits. The Company is exploring other regional transmission alternatives intended to help facilitate a competitive electric power market, including the development of an independent grid scheduling entity which might provide quantifiable efficiencies in administering access to the Northwest transmission system in a non-discriminatory fashion.

The North American Electric Reliability Council and the WSCC have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. Accordingly, the Company, in cooperation with other utilities in the Pacific Northwest, has established the Pacific Northwest Security Coordinator (PNSC) which will oversee daily and short-term operations of the northwest sub-regional transmission grid, and have limited authority to direct certain actions of control area operators in the case of a pending transmission system emergency. The Company executed its service agreement with the PNSC in September 1998. The PNSC is currently operating in a limited fashion and is expected to be fully operational by May 1999.

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

During 1997, the Idaho Legislature enacted legislation requiring the IPUC to compile utilities' costs separately by generation, transmission and distribution. Early in 1998, the IPUC opened individual cases for each of the investor owned utilities and pursued audits of their cost of service studies, including results of operations, methodology, and allocations. In August 1998, the Commission ordered the cases closed, concluding that these studies met the legislative requirement and that further examination of unbundled costs would be more appropriate in general rate proceedings.

Two restructuring "study bills" were adopted in the 1998 Washington Legislative session covering examination of cost unbundling, development and disclosure of consumer protection policies, and studies of deregulation and system reliability. The first study bill, known as "ESSHB2831", was implemented by the WUTC as a collaborative effort, including stakeholders, to examine unbundling and related issues. Unbundling would require utilities to compile costs separately by generation, transmission and distribution. In September 1998, unbundled cost filings were submitted by Washington's investor-owned utilities and by various public utilities that met certain size or customer density parameters. The WUTC staff and the State Auditor jointly reviewed the studies and prepared a report presenting the results of the individual utilities' studies. The report was prepared in a format intended to allow the legislature to analyze the potential impacts of restructuring and deregulation. The WUTC staff summary report did not include recommendations for restructuring, it merely presented pros and cons of restructuring on an issue by issue basis. From this, the legislature will determine whether or not to pursue changes in the laws governing the industry.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The second study bill "ESSB 6560" called for the examination of potential quality of service, public purposes (e.g. conservation) and reliability issues resulting from electric restructuring. The WUTC and the Washington Department of Community, Trade and Economic Development launched the study, which was intended to assist in the determination of appropriate reliability measures and the feasibility of statewide compliance standards. Direct recommendations to the legislature for implementation were not included, rather the focus was on a "macro" analysis of the utilities' existing operations and theoretical impacts on customer service quality and system reliability (generation, transmission, and distribution) under various restructuring scenarios.

In 1998, the WUTC closed its Electric Industry Restructuring Inquiry initiated in December 1995. The WUTC issued eight guiding principles including, a directive that future WUTC regulatory oversight will balance such issues as reliability, pricing responsive to customers needs and selected public policy concerns.

The Company has developed a model offering broader customer choice to small customers. The Portfolio Access Model (PA Model) was developed as a transition to full direct access. Under the PA Model, large-use customers would receive direct access; small-use customers would be provided a menu of services priced at market rates such as monthly and annual pricing, as well as optional "green rates" for renewable power. The PA Model has served as a regional proposal under discussion by legislative committees and work groups in Washington, Idaho and Oregon. More Options for Power Services II (MOPS II) is the Company's PA Model regulatory pilot. (See Experimental Programs below for additional information.)

On December 31, 1997, the Company filed an application for exemption from the California Public Utilities Commission's Affiliate Transaction Rules. These rules require that a utility's energy marketing affiliates follow detailed operating and reporting protocols as well as full separation from the regulated entity for any business activity in California. On January 20, 1999, the CPUC granted the Company a full exemption to these rules, providing that the Company complies with its voluntary agreement that none of its affiliates will participate in its South Lake Tahoe service territory. The Company will also provide periodic reports from an independent auditor verifying that its affiliates have not participated within this service territory.

EXPERIMENTAL PROGRAMS

To assess impacts of competition and customer choice, the Company implemented the following experimental programs: Direct Access and Delivery Service Tariff
(DADS), More Options for Power Services (MOPS) tariff and More Options for Power Services II (MOPS II) tariff. The Company has received regulatory approval to defer all costs incurred from implementing the MOPS and MOPS II pilot programs. In each case, the Company may lose some margin. However, the Company experienced a margin gain of $250,000 in 1998, due to electric market prices.

Direct Access and Delivery Service Tariff (DADS) To proactively respond to the potential regulatory change of customer choice in the electric business, the Company filed the DADS tariff to better understand how customer choice could affect the Company and its large industrial customers. The Company concluded its Direct Access and Delivery Service pilot (DADS-Schedule 26) in August 1998, which was one of the first open-access pilots in the U.S. The pilot was a two-year experiment that allowed twenty-six of the Company's largest customers to purchase up to one-third of their energy requirements from an energy supplier other than Avista Corp. Ten of the fifteen eligible Washington customers and five of the eleven eligible Idaho customers participated in the pilot. The Company agreed to absorb any of the resulting lost margin on the commodity no longer supplied by the Company. The pilot provided useful information to the company, participants, suppliers and other interested parties. As echoed in the responses to the customer surveys, even many of the Company's largest customers are not ready to embrace an open-access environment because of concerns regarding reliability and potential price volatility.

More Options for Power Services (MOPS) A MOPS experimental tariff was filed in February 1997 with the WUTC and IPUC to help the Company assess the potential benefits of direct access for its electric residential and commercial customers and to collect information that will assist in the transition to customer choice for those classes of customers. The pilot allows only the customers in the towns of Odessa and Harrington, Washington to participate. This trial tariff is effective through June 30, 1999. Since its implementation date of July 1, 1997, 25% of the 980 eligible customers have elected Grant County PUD as their supplier. This represents a bill savings of approximately 6% - 10% to customers. Originally, six power marketers signed up to participate; all but Grant County PUD withdrew upon California's announcement of full direct access by January 1, 1998.

AVISTA CORPORATION
--------------------------------------------------------------------------------

More Options for Power Services II (MOPS II) While MOPS allowed customers to purchase from alternative energy suppliers, MOPS II provides access to the Company's portfolio of traditional service, monthly market, annual market and renewable resource pricing. (See PA Model above for additional information.) Approximately 7,300 customers in the towns of Deer Park, Washington and Hayden, Idaho were able to elect alternative energy service from the Company as of July 1998. The Company received approval on this program on December 31, 1997 and January 27, 1998 from the WUTC and IPUC, respectively. This trial tariff is effective through mid-2000.

Avista Utilities' average production cost for a Washington residential customer is 2.37 cents/kWh. For customers to save money under MOPS II, the average monthly or annual market prices would need to be below this rate. During the first eight months of MOPS II implementation, electric market rates were above Avista Utilities' average retail rate in every month except February 1999. Thus, participation in the annual and monthly market options has been low, with only 69 customers. Participation in the renewable resource offerings was also low.

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Air Quality. The Company continues to assess both the potential and actual impact of the 1990 Clean Air Act Amendments (CAAA) on the thermal generating plants in which it maintains an ownership interest. Centralia, which is operated by PacifiCorp, is classified as a "Phase II" coal-fired plant under the CAAA and, as such, will be required to reduce sulfur dioxide (SO2) emissions. Centralia is also impacted by "visibility impairment" issues related to Mt. Rainier National Park in southwestern Washington, which requires additional reductions in emissions. A RACT (Reasonably Available Control Technology) order was issued by SWAPCA (Southwest Washington Air Pollution Control Agency) which requires a reduction in SO2 emissions of approximately 90% by the year 2000. The standards in the RACT order were established by a collaborative decision-making group consisting of representatives from federal and state agencies and the plant owners. The owners of the Centralia project have collectively offered the plant for sale through an auction process. Bids are being accepted until April 19, 1999. Should the owners not accept any bid, the remaining options include bringing the units into compliance with provisions of the CAAA through adding scrubbers or some other SO2 removal process. Plant closure will be another option if economics prove it to be a viable option. The Company's estimated share of this option would be incurred over several years and is currently estimated to be $35 million of capital costs. These estimates of future obligations are included in the projected Total Company Cash Requirements in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity.

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

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 20 to Financial Statements for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Natural Gas Plant

The Company has natural gas distribution mains of approximately 3,897 miles in Washington and Idaho and 1,755 miles in Oregon and California, as of December 31, 1998.

The Company, NWP and Puget Sound Energy each own a one-third undivided interest in the Storage Project, which has a total peak day deliverability of 5.7 million therms, with a total working natural gas inventory of 155.2 million therms.

AVISTA CORPORATION
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

The Company's electric generation properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plant

                                                                Nameplate       Present        Year of
                                                    No. of       Rating        Capability    FERC License
                                                    Units        (MW)(1)         (MW)(2)      Expiration
                                                   ---------    ---------     -------------  ------------
    Hydroelectric Generating Stations (River)
        Washington:
       Long Lake (Spokane)                            4             70.0           83.0         2007
       Little Falls (Spokane)                         4             32.0           36.0          N/A
       Nine Mile (Spokane)                            4             26.4           29.0         2007
       Upper Falls (Spokane)                          1             10.0           10.2         2007
       Monroe Street (Spokane)                        1             14.8           14.8         2007
       Meyers Falls (Colville)                        2              1.2            1.3         2023(6)
    Idaho:

       Cabinet Gorge (Clark Fork)                     4            221.9          236.0         2001(3)
       Post Falls (Spokane)                           6             14.8           18.0         2007
    Montana:

       Noxon Rapids (Clark Fork)                      5            466.2          528.0         2001(3)
                                                                 -------         ------
              Total Hydroelectric                                  857.3          956.3

Thermal Generating Stations
    Washington:

       Centralia(4)                                   2            199.5          201.0
       Kettle Falls                                   1             50.7           48.0
       Northeast (Spokane) CT(5)                      2             61.2           69.0
    Idaho:

       Rathdrum CT(5)                                 2            167.0          176.0
    Montana:
       Colstrip (Units 3 and 4)(4)                    2            233.4          222.0
                                                                 -------        -------
              Total Thermal                                        711.8          716.0

    Total Generation Properties                                  1,569.1        1,672.3
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

(5)     Used primarily for peaking needs.

(6)     Sold in early 1999.

ITEM 3.  LEGAL PROCEEDINGS

In December 1996, the Company filed a Complaint for declaratory relief and money damages against Underwriters at Lloyds of London (Lloyds) in Spokane County Superior Court. The purpose of this action was to seek a declaration of the insurance policies issued to the Company by Lloyds with respect to any liabilities of the Company for environmental damage associated with the oil spill at the Central Steam Plant and other environmental remediation efforts. The policies at issue were in effect during the period between 1926 and 1966; thereafter, the Company maintained its policies with another underwriter, Aegis. The Company's Complaint sought money damages in excess of $16 million. On March 10, 1999, Avista Corp. and Lloyds signed a settlement agreement resolving the claim.

Refer to Note 20 of Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Future
Outlook: Other for additional information on this and other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 26, 1999, there were approximately 23,758 registered shareholders of the Company's no par value Common Stock.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information about common stock dividends.

Refer to Notes 1 and 17 of Notes to Financial Statements for additional information. For high and low stock price information, refer to Note 23 of Notes to Financial Statements.

AVISTA CORPORATION
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Years Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                              1998                1997                 1996              1995            1994
                                          -----------         -----------          -----------       -----------      -----------
                                                           (Thousands of Dollars except Per Share Data and Ratios)
Operating Revenues:

  Energy Delivery and
      Generation and Resources * .......  $ 1,041,716         $   890,516          $   798,994       $   661,216      $   608,067
  National Energy Trading and Marketing     2,409,920             247,646                  116                --               --
  Non-energy ...........................      232,348             164,010              145,847            93,793           62,698
                                          -----------         -----------          -----------       -----------      -----------
  Total ................................    3,683,984           1,302,172              944,957           755,009          670,765

Operating Income/(Loss):
  Energy Delivery and
      Generation and Resources * .......      143,153             178,289              173,658           176,344          149,051
  National Energy Trading and Marketing        19,922               2,191               (1,801)               --               --
  Non-energy ...........................        9,745               8,984               15,064            13,496            6,407
                                          -----------         -----------          -----------       -----------      -----------
  Total ................................      172,820             189,464              186,921           189,840          155,458

Net Income/(Loss):
  Energy Delivery and
    Generation and Resources * .........       56,297             100,777(3)            62,404            72,310           63,567
  National Energy Trading and Marketing        12,064               2,488               (1,161)               --               --
  Non-energy ...........................        9,778              11,532               22,210            14,811           13,630
                                          -----------         -----------          -----------       -----------      -----------
  Total ................................       78,139             114,797               83,453            87,121           77,197

Preferred Stock Dividend Requirements ..        8,399(1)            5,392                7,978             9,123            8,656
Income Available for Common Stock ......       69,740             109,405(3)            75,475            77,998           68,541

Outstanding Common Stock (000s):

  Weighted Average .....................       54,604(1)           55,960               55,960            55,173           53,538
  Year-End .............................       40,454(1)           55,960               55,960            55,948           54,421
Book Value per Share ...................  $     12.07(1)      $     13.36          $     12.70       $     12.82      $     12.45

Earnings per Share:
  Energy Delivery and
    Generation and Resources ...........         0.88                1.71(3)              0.97              1.14             1.03
  National Energy Trading and Marketing          0.22                0.04                (0.02)               --               --
  Non-energy ...........................         0.18                0.21                 0.40              0.27             0.25
                                          -----------         -----------          -----------       -----------      -----------
  Total, Basic and Diluted .............         1.28(1)             1.96(3)              1.35              1.41             1.28
  Dividends Paid per Common Share ......         1.05(2)             1.24                 1.24              1.24             1.24

Total Assets at Year-End:
  Energy Delivery and

    Generation and Resources ...........    2,004,935           1,926,739            1,921,429         1,869,180        1,817,815
  National Energy Trading and Marketing       957,421             214,630                  899                --               --
  Non-energy ...........................      291,280             270,416              254,970           229,722          176,438
                                          -----------         -----------          -----------       -----------      -----------
Total ..................................    3,253,636           2,411,785            2,177,298         2,098,902        1,994,253

Long-term Debt at Year-End .............      730,022             762,185              764,526           738,287          721,146
Company-Obligated Mandatorily
   Redeemable Preferred Trust Securities      110,000             110,000                   --                --               --
Preferred Stock Subject to Mandatory

  Redemption at Year-End ...............       35,000              45,000               65,000            85,000           85,000
Convertible Preferred Stock ............      269,227(1)               --                   --                --               --

Ratio of Earnings to Fixed Charges .....         2.66                3.49                 2.97              3.22             3.24
Ratio of Earnings to Fixed Charges and

Preferred Dividend Requirements ........         2.25                3.12                 2.50              2.61             2.59


* Energy Delivery and Generation and Resources figures contain some minor consolidating intersegment eliminations.

(1) The change from 1997 was affected by the conversion of shares of common stock for Convertible Preferred Stock. The 1998 earnings per share would have been $1.35 had the conversion occurred on January 1, 1998. (See Notes 14 and 18 of Notes to Financial Statements for additional information.)

(2) The Company reduced its common stock dividend from the $0.31 per share paid in each of the first three quarters of the year to $0.12 per share in the fourth quarter of 1998.

(3) Includes the $41.4 million after-tax effect of the income tax recovery (see Note 8 of Notes to Financial Statements for additional information).

AVISTA CORPORATION
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Avista Corporation (Avista Corp. or the Company), formerly The Washington Water Power Company, operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company, doing business as Avista Utilities, consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all utility natural gas operations, and other energy products and services. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results of the Generation and Resources line of business. The results of all natural gas operations are included in the Energy Delivery line of business because natural gas trackers allow natural gas costs to pass through within this line of business without the commodity prices having a material income effect. Usage by retail customers varies from year to year primarily as a result of weather conditions, customer growth and the economy in the Company's service area. Other factors which may influence long-term energy usage include conservation efforts, appliance efficiency and other technology.

The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales trading and wholesale marketing, primarily to other utilities and power brokers in the Western Systems Coordinating Council (WSCC). Energy trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Generation and Resources manages the Company's electric energy resource portfolio, which is used to serve Energy Delivery's retail electric customers and Generation and Resources' wholesale electric customers. In managing the electric energy resource portfolio, Generation and Resources seeks to optimize the availability and operations of generation resources. Revenues and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region, marginal fuel prices and the demand for power in other areas of the country. Other factors affecting the wholesale power market include lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, deregulation of the electric utility industry and competition from low cost generation being developed by independent power producers.

Avista Capital is the parent company to the National Energy Trading and Marketing and Non-energy businesses. In order to proactively respond to deregulation, the Company created the National Energy Trading and Marketing line of business, which is comprised of Avista Energy, Avista Advantage and Avista Power. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis, which includes conducting business within the WSCC. Avista Energy's business is affected by several factors, including the demand for and availability of power throughout the United States, lower unit margins on new sales contracts, fewer long-term power contracts being entered into, marginal fuel prices and deregulation of the electric utility industry. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis and load profiling. Avista Power was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. See Liquidity and Capital Resources: Energy Trading Business and Risk Management.

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

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth in order to achieve its goal of becoming a diversified North American energy company.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

1998 COMPARED TO 1997

Overall reported earnings per share for 1998 were $1.28, compared to $1.96 in 1997. The primary factors causing the decrease from 1997 were an income tax recovery, net of associated items, which increased 1997 earnings per share by $0.49, and decreased operating income from the Generation and Resources line of business in 1998. In addition, in December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of

AVISTA CORPORATION
--------------------------------------------------------------------------------

Convertible Preferred Stock (see Notes 14 and 18 of Notes to Financial Statements for additional information about the new Convertible Preferred Stock and earnings per share). If these shares had been exchanged at the beginning of the year, basic and diluted earnings per share for 1998 would have been $1.39 and $1.35, respectively.

Net income available for common stock decreased $39.7 million in 1998 from 1997. The 1998 results primarily reflect hydroelectric generation 21% lower than 1997 and increased purchased power prices and volumes, partially offset by improved earnings at Avista Energy. In addition, the 1997 results include the impact of $41.4 million, after-tax, in an income tax recovery from the Internal Revenue Service, which was partially offset by $14.0 million, after-tax, in environmental reserves and non-recurring adjustments (see below and Note 8 of Notes to Financial Statements for additional information about the income tax recovery). Excluding these items, utility (Energy Delivery and Generation and Resources) income available for common stock decreased $20.2 million, or 30%, in 1998, contributing $0.88 to earnings per share in 1998, compared to $1.22 in 1997. National Energy Trading and Marketing income available for common stock increased $9.6 million, contributing $0.22 to earnings per share in 1998 as compared to $0.04 in 1997 when there were only 5 months of operations. Non-energy operating income available for common stock decreased $1.8 million, or 15%, in 1998 and contributed $0.18 to earnings per share in 1998, compared to $0.21 in 1997. Transactional gains recorded by Pentzer totaled $4.3 million, or $0.08 per share, and $7.3 million, or $0.13 per share, in 1998 and 1997, respectively.

Interest expense increased $2.8 million in 1998, as compared to 1997, primarily due to higher levels of outstanding debt during the year. During 1998, $84.0 million of long-term debt was issued, while $14.0 million of long-term debt matured or was redeemed. At December 31, 1998, there was no short-term debt outstanding, compared to $108.5 million at December 31, 1997. Long-term debt outstanding at December 31, 1998 was $32.2 million lower than at the end of 1997.

Income taxes decreased $17.7 million, or 29%, in 1998 from 1997, primarily due to higher taxes in 1997 on the interest income received as a part of the income tax recovery, partially offset by adjustments related to revised estimates on certain tax issues.

Preferred stock dividend requirements increased $3.0 million in 1998 over 1997 due to the exchange of shares of common stock for shares of $12.40 Convertible Preferred Stock, Series L, which occurred in December 1998. This was partially offset by the redemption of $10 million in Preferred Stock, Series I in June 1998.

1997 COMPARED TO 1996

Overall earnings per share for 1997 were $1.96, compared to $1.35 in 1996. The 1997 results include the receipt of $41.4 million, after-tax, in an income tax recovery from the Internal Revenue Service, which was partially offset by environmental reserves and non-recurring adjustments (see below and Note 8 of Notes to Financial Statements for additional information about the income tax recovery). The 1996 results reflect $11.1 million in after-tax operating expenses related to storm damage on the electric distribution system and the expensing of $10.3 million in after-tax non-operating costs related to the terminated proposed merger between the Company and Sierra Pacific Resources (see
Note 22 of Notes to Financial Statements for additional information about the merger termination). The 1996 results also reflect transactional gains totaling $15.1 million recorded by Pentzer primarily as a result of the sale of property by one of its subsidiary companies and the sale of stock in Itron, Inc. (Itron). Excluding all of these unusual items, earnings per share in 1997 would have been $1.47 as compared to $1.73 for 1996.

Net income available for common stock increased $33.9 million, or 45%, in 1997 over 1996. In 1997, the income tax recovery resulted in an increase of $0.74 in earnings per share for 1997, which was offset by $0.25 per share in environmental reserves and other miscellaneous non-recurring adjustments. The ice storm (see below) and merger-related expenses resulted in decreases of $0.20 and $0.18, respectively, in earnings per share for 1996. Utility income contributed $1.71 in 1997, compared to $0.97 in 1996. National Energy Trading and Marketing income available for common stock increased $3.6 million in 1997, contributing $0.04 to earnings per share in 1997 compared to a loss of $0.02 in 1996. Non-energy operating income available for common stock decreased $10.7 million, or 48%, in 1997 and contributed $0.20 to earnings per share in 1997 and $0.40 in 1996. Transactional gains recorded by Pentzer totaled $7.3 million, or $0.13 per share, in 1997, and $15.1 million, or $0.27, in 1996.

Interest expense increased $3.0 million in 1997, as compared to 1996, primarily due to higher levels of outstanding debt and new Preferred Trust Securities issued during the year. In 1997 and 1996, $70 million and $20 million, respectively, in preferred stock was redeemed, which resulted in higher levels of short-term borrowings. In addition, a total of $110 million in Preferred Trust Securities were issued in January and June 1997, distributions on which are included in interest expense. (See Note 15 of Notes to Financial Statements and Liquidity and Capital Resources for additional information.) During 1997 and 1996, $51.5 million and $38.0 million, respectively, of long-term debt matured or was redeemed, while $20.0 million in long-term debt was issued in 1997. At December 31, 1997, there was $108.5 million of short-term debt outstanding, compared to $85.0 million at December 31, 1996. Long-term debt outstanding at December 31, 1997 was $2.3 million lower than at the end of 1996.

In June 1997, the Company received $81 million from the Internal Revenue Service
(IRS) to settle an income tax claim relating to its investment in the terminated nuclear project 3 of the Washington Public Power Supply System (WNP3). The $81 million recovery included $34 million in income taxes the Company overpaid in prior years plus

AVISTA CORPORATION
--------------------------------------------------------------------------------

$47 million in accrued interest, which in total contributed $41.4 million, or $0.74 per share, to net income. (See Note 8 of Notes to Financial Statements for additional information about the income tax recovery.)

Income taxes increased $11.6 million, or 23%, in 1997 over 1996. The increased taxes in 1997 were primarily due to the taxes on the interest income received as a part of the income tax recovery, partially offset by an $11.4 million income tax benefit associated with the income tax recovery and adjustments related to revised estimates on certain tax issues.

Preferred stock dividend requirements decreased $2.6 million in 1997 from 1996 due to the redemption of $20 million in Preferred Stock, Series I in June 1997 and the redemption of the entire $50 million Flexible Auction Preferred Stock, Series J in August 1997. These securities were redeemed with a portion of the proceeds of the Preferred Trust Securities which were issued in January and June 1997. However, as described above, distributions on the Preferred Trust Securities are accounted for in interest expense, not preferred dividends.

ENERGY DELIVERY

1998 COMPARED TO 1997

Energy Delivery's income from operations increased $3.2 million in 1998 over 1997 primarily due to increased revenues in 1998. Energy Delivery's operating revenues increased $29.2 million, while operating expenses increased $26.0 million during 1998 as compared to 1997.

Total electric retail revenues increased $1.8 million in 1998 as compared to 1997, primarily as a result of increased commercial and industrial revenues, partially offset by decreased revenues from residential customers. Total natural gas revenues increased $27.4 million in 1998 over 1997, primarily due to a combination of 4.4% customer growth, increased natural gas prices approved by the Washington Utilities and Transportation Commission (WUTC), effective in January 1998, and an increase in non-retail sales, partially offset by decreased customer usage as a result of weather 13% warmer than normal in 1998 as compared to 5% warmer than normal in 1997.

Natural gas purchased costs increased $15.3 million in 1998 due to increased sales volumes as a result of customer growth and higher non-retail sales. Administrative and general expenses increased $7.0 million due primarily to executive changes, corporate name change expenses and incentives. Depreciation and amortization increased $2.0 million due to higher amounts of plant-in-service.

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

Total electric retail revenues increased $5.6 million in 1997 as compared to 1996, primarily as a result of increased transmission revenues, partially offset by decreased revenues from retail electric customers. Transmission revenues increased $7.6 million in 1997 over 1996 due to increased wholesale electric sales. Electric retail revenues decreased $3.4 million, primarily due to decreased industrial sales as a result of the DADS tariff and other adjustments, partially offset by a 1.6% growth in retail customers during 1997. Total natural gas revenues decreased $5.5 million in 1997 from 1996, primarily due to decreased therm sales as a result of weather 5% warmer than normal in 1997, compared to 9% colder than normal in 1996, and decreased natural gas prices, partially offset by an increase in non-retail sales and 5.7% customer growth.

Operating and maintenance expenses decreased $21.4 million in 1997 from 1996 primarily due to the $17.1 million in expenses recorded in 1996 related to the storm damage on the Company's electric distribution system. Natural gas purchased expense decreased $2.7 million in 1997 from 1996 primarily due to lower therm sales as a result of warmer weather.

GENERATION AND RESOURCES

AVISTA CORPORATION
--------------------------------------------------------------------------------

1998 COMPARED TO 1997

Generation and Resources' income from operations decreased $38.4 million, or 59%, in 1998 from 1997. The decrease was due to hydroelectric generation 21% lower than 1997, which resulted in increased purchased power costs due to both increased prices and volumes. Generation and Resources' operating revenues and expenses increased $128.4 million and $166.8 million, respectively, during 1998 as compared to 1997.

Generation and Resources' revenues increased 25% in 1998 over 1997, primarily due to increased short-term sales; however, this was more than offset by increased purchased power and fuel costs. Revenues from short-term sales increased $163.2 million, while long-term revenues decreased $35.8 million in 1998 as compared to 1997. Total sales volumes during 1998 increased 17% over 1997. Short-term sales volumes increased 3.4 million mwhs, or 28%, while long-term sales decreased 0.6 million mwhs.

Increased short-term sales volumes and prices 30% higher than the previous year resulted in a $160.4 million, or 52%, increase in electric purchased power expense in 1998 over 1997, which accounts for the majority of the increase in Generation and Resources' operating expenses. Fuel costs increased $9.8 million in 1998 compared to 1997 as a result of increased generation at the thermal generating plants to meet the demand for energy.

1997 COMPARED TO 1996

Generation and Resources' income from operations decreased $19.6 million, or 23%, in 1997 from 1996. The decrease was due to an $11.8 million decrease from the expiration of older sales contracts with higher margins, lower unit margins on new sales contracts and higher transmission expenses due to increased sales. Generation and Resources' operating revenues and expenses increased $92.6 million and $112.2 million, respectively, during 1997 as compared to 1996. Results from this business segment included activities for the first seven months of 1997 that as of August 1997 were conducted by Avista Energy.

Generation and Resources' revenues increased 22% in 1997 over 1996, primarily due to increased short-term sales. Revenues from short-term sales increased $99.8 million, while long-term revenues decreased $0.4 million in 1997 as compared to 1996. Total sales volumes during 1997 increased 47% over 1996. Short-term sales volumes increased 5.4 million mwhs, or 82%, while long-term sales decreased 0.2 million mwhs.

Increased short-term sales resulted in a $119.4 million, or 63%, increase in electric purchased power expense in 1997 over 1996. Fuel costs decreased $6.1 million in 1997 compared to 1996 as a result of economic dispatch of the thermal generating plants.

NATIONAL ENERGY TRADING AND MARKETING

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, Avista Advantage, the energy services subsidiary, and Avista Power, which was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. Avista Power operations had no impact on 1998 earnings. Although Avista Energy and Avista Advantage began incurring start-up costs during 1996, Avista Energy only became operational in July 1997 and began trading operations in August 1997. Year to year results are not comparable since 1997 only represents five months of operations. Avista Energy maintains a trading portfolio which it marks to fair market value on a daily basis (mark-to-market accounting), and which may cause earnings variability in the future.

1998 COMPARED TO 1997

National Energy Trading and Marketing's income available for common stock increased $9.6 million over 1997, while income from operations increased $17.7 million in 1998 over 1997, primarily due to a full year of operations at Avista Energy. This increase was partially offset by a loss from the energy services business, due to customers and revenue streams that did not materialize as expected and a longer than anticipated sales cycle. National Energy Trading and Marketing's operating revenues and expenses increased $2.16 billion and $2.14 billion, respectively, during 1998 as compared to 1997 when the Company only had five months of operations.

Avista Energy provided positive results in 1998 despite the price volatility experienced in power markets in the Midwest and East during various periods of the year. The company was well-positioned in its market, which allowed net gains in its portfolio during periods of high volatility. Avista Energy expected high volatility in Eastern electric markets in the summer of 1998 based on expected demand and the high probability of a weather-related impact on energy prices. As a result, Avista Energy established positions in anticipation of volatile market swings, and in turn experienced positive earnings in its portfolio during this period. However, there is no guarantee that positive results can or will always be achieved. For additional information about market risk and credit risk, see Liquidity and Capital Resources: Risk Management.

National Energy Trading and Marketing's total assets and liabilities increased by approximately $739.9 million from December 31, 1997 to December 31, 1998. This increase resulted primarily from the increased volume of

AVISTA CORPORATION
--------------------------------------------------------------------------------

transactions, as well as the impact of the market's price volatility on forward price curves, which increased the valuation of Avista Energy's mark-to-market assets and liabilities.

1997 COMPARED TO 1996

National Energy Trading and Marketing's income from operations increased $4.0 million in 1997 over 1996. This increase was primarily due to Avista Energy becoming operational, partially offset by continued start-up costs at both Avista Energy and Avista Advantage and, for the energy services business, customers and revenue streams that did not materialize as expected and a longer than anticipated sales cycle. National Energy Trading and Marketing's operating revenues and expenses increased $247.5 million and $243.5 million, respectively, during 1997 as compared to 1996.

NON-ENERGY

1998 COMPARED TO 1997

Non-energy income available for common stock for 1998 was $9.8 million, which was a $1.8 million decrease from 1997 earnings. Transactional gains decreased to $4.3 million in 1998 from $7.3 million in 1997, while non-transactional earnings from Pentzer's portfolio companies increased $2.2 million. The non-transactional earnings included an approximate $4.4 million after-tax loss in the fourth quarter at a Pentzer operating company due to a business repositioning and an inventory adjustment.

Income from operations totaled $9.7 million, which was a $0.8 million increase over 1997. Non-energy operating revenues and expenses increased $68.3 million and $67.5 million, respectively, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies.

1997 COMPARED TO 1996

Non-energy net income for 1997 was $11.5 million, which represents a $10.7 million, or 48%, decrease from 1996. The decrease in 1997 earnings primarily resulted from transactional gains recorded by Pentzer in 1997 totaling $7.3 million, from the sale of Itron stock and the sale of a portfolio company, compared to transactional gains during 1996 totaling $15.1 million, net of taxes and other adjustments, as a result of the sale of property by one of its subsidiary companies and the sale of stock in Itron.

Operating income decreased $6.1 million in 1997 from 1996 primarily as a result of lower earnings contributions from Pentzer portfolio companies. Non-energy operating revenues and expenses increased $18.2 million and $24.2 million, respectively, primarily as a result of acquisitions.

AVISTA CORPORATION
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Overall Operations

Operating Activities Cash from operating activities less cash dividends paid provided all funds needed for capital expenditures in 1998, 1997 and 1996. Net cash provided by operating activities in 1998 increased over 1997 due primarily to the $143.4 million provided by the monetization of a contract (see below and Note 1 of Notes to Financial Statements for additional information). In addition, changes in various working capital components, such as receivables and payables, caused cashflows to decrease by $44.6 million from 1997, primarily due to the growth in Avista Energy's operations.

Investing Activities Net cash used in investing activities decreased in 1998 from 1997 primarily due to the sale of marketable securities held for investing activities by Pentzer, compared to the sale of subsidiary assets by Pentzer in 1997. Utility operations' capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $268 million for the 1996-1998 period.

Financing Activities Net cash used in financing activities totaled $108.7 million in 1998 compared to $66.2 million in 1997. In 1998, $84.0 million of proceeds were received from the issuance of Medium-Term Notes. These proceeds, plus cash provided from operating activities, were used to retire $14.0 million of long-term debt, redeem $10 million of preferred stock and pay down $108.5 million of short-term debt. In 1997, $110 million of preferred trust securities were issued (see Note 15 of Notes to Financial Statements for additional information), the proceeds of which, along with an additional $20.0 million from the issuance of Secured Medium-Term Notes, were used for the maturity and redemption of $70.0 million of preferred stock and $51.5 million of long-term debt. During the 1996-1998 period, $203.5 million of long-term debt and preferred stock matured, was mandatorily redeemed or was optionally redeemed and refinanced at a lower cost.

During 1998, the Company entered into an agreement that increased the amount of customer accounts receivable the Company could sell from $40 million to $80 million to provide additional funds for capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. At December 31, 1998, $25.0 million in receivables had been sold pursuant to the agreement.

In August 1998, the Company announced a dividend restructuring plan that reduced the Company's annual common stock dividend from $1.24 per share to $0.48 per share, a 61% reduction, which was effective with the payment of the common stock dividend paid on December 15, 1998. At the same time, an exchange offer was made whereby shareholders were provided the opportunity to exchange their shares of common stock for mandatorily convertible preferred shares, each of which pays an annual dividend of $1.24 per share for a period of about three years. After three years, the new-issue preferred shares will automatically convert back to common stock, based on the shares converted. The Company has the option of converting some or all of the new-issue shares to common stock prior to the end of the three-year period. Shareholders who chose not to participate in the exchange plan retained their ownership in Avista Corporation common stock. The annual savings resulting from the dividend restructuring are approximately $30 million for the next three years, increasing to about $42 million annually once the convertible preferred shares are converted back to common stock, which will assist in funding a portion of the Company's capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. See Note 14 of Notes to Financial Statements for additional information about the new convertible preferred stock.

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

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $200 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of December 31, 1998, there were no outstanding borrowings under the committed lines of credit or the other short-term borrowing arrangements.

AVISTA CORPORATION
-------------------------------------------------------------------------------

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 12 of Notes to Financial Statements for additional information.

In December 1998, the Company assigned and transferred certain rights under a long-term power sales contract to a funding trust. In return, the Company received approximately $143.4 million, representing the present value of the cash flows for the majority of the remaining payments due under the long-term sales contract. The Company utilized the funds to repay short-term bank borrowings and other debt.

The Company is restricted under various agreements as to the additional securities it can issue. Under the most restrictive test of the Company's Mortgage, an additional $623 million of First Mortgage Bonds could be issued as of December 31, 1998. As of December 31, 1998, under its Restated Articles of Incorporation, approximately $715 million of additional preferred stock could be issued at an assumed dividend rate of 6.95%.

During the 1999-2001 period, utility capital expenditures are expected to be $283 million, and $127.5 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally-generated funds will provide approximately 80% of the funds needed for its capital expenditure program. External financing will be required to fund a portion of capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. Sources of funds would include, but are not necessarily limited to, cash flows from the reduction in the Company's common stock dividend, sales of certain assets, additional long-term debt, leasing or other equity securities. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

See Notes 2, 10, 11, 12, 13, 14, 15, 16 and 17 of Notes to Financial Statements for additional details related to financing activities.

NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

During 1998, the Company invested $65.1 million in the common equity of Avista Capital. Avista Capital utilized the majority of the proceeds from this investment to increase its total investment in the common equity of Avista Energy to $106.7 million. Avista Energy funds its ongoing operations with a combination of internally-generated cash and external financing. The Company expects continued significant growth in Avista Energy's national energy trading and marketing business activities. This rapid growth will require increased capital investment, as well as an increased need for credit and financial support.

Effective December 23, 1998, Avista Energy arranged for an increase in its credit facility with a commercial bank from $50 million to $100 million. The credit agreement expires April 1, 1999. The facility provides capital resources to accommodate growth, principally in the form of letters of credit used to enhance credit for natural gas and electricity purchases. The credit facility also provides Avista Energy liquidity in the form of short-term borrowings used to finance inventory and receivables. The maximum cash component of credit extended by the bank is $30 million, with availability of up to $100 million in the issuance of letters of credit. The credit agreement may be terminated by the bank at any time and all extension of credit under the agreement are payable upon demand, in either case at the bank's sole discretion. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. At December 31, 1998 and 1997, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $20.2 million and $2.8 million at December 31, 1998 and 1997, respectively. See Note 11 of Notes to Financial Statements for additional information.

At December 31, 1998, the National Energy Trading and Marketing operations had $38.0 million in cash and cash equivalents and $0.9 million in long-term debt outstanding.

The 1999-2001 National Energy Trading and Marketing capital expenditures are expected to be $10.1 million.

NON-ENERGY OPERATIONS

Capital expenditures for the non-energy operations were $28.0 million for the 1996-1998 period. During this period, $45.5 million of debt was repaid and capital expenditures were partially financed by the $62.6 million in proceeds from new long-term debt.

AVISTA CORPORATION
-------------------------------------------------------------------------------

The non-energy operations have $54.0 million in short-term borrowing arrangements ($21.4 million outstanding as of December 31, 1998) to fund corporate requirements on an interim basis. At December 31, 1998, the non-energy operations had $18.0 million in cash and marketable securities with $54.0 million in long-term debt outstanding.

The 1999-2001 non-energy capital expenditures are expected to be $17.8 million, and $32.3 million in debt maturities will also occur. During the next three years, internally-generated cash and other debt obligations are expected to provide the majority of the funds for the non-energy capital expenditure requirements.

Avista Labs, a subsidiary of Avista Capital, recently announced the receipt of a $2 million technology development award from the Department of Commerce's National Institute of Standards and Technology Advanced Technology Program. The Company will contribute another $1.22 million over a two-year period. Avista Labs plans to work on technology that will increase the energy density of its fuel cell design and develop multiple fuel processing approaches using propane, methane and methanol as base fuels to integrate into its fuel cell subsystem.

TOTAL COMPANY CASH REQUIREMENTS
-------------------------------
    (Millions of Dollars)
                                                              Actual                      Projected
                                                     ------------------------      ------------------------
                                                     1996      1997      1998      1999      2000      2001
                                                     ----      ----      ----      ----      ----      ----
Utility operations:
  Avista Utilities capital expenditures(1)           $ 89      $ 87      $ 92      $ 92      $108      $103
  Debt and preferred stock maturities(2)               63       121        24        47        55        40
                                                     ----      ----      ----      ----      ----      ----
    Total utility                                     152       208       116       139       163       143
                                                     ----      ----      ----      ----      ----      ----
Avista Capital operations:
  Capital expenditures                                  2        12        14        16         6         6
  Investments                                           4        59        53        40        41        56
  Debt maturities                                      10        12        18        12        11         9
                                                     ----      ----      ----      ----      ----      ----
    Total Avista Capital                               16        83        85        68        58        71
                                                     ----      ----      ----      ----      ----      ----
Total Company                                        $168      $291      $201      $207      $221      $214
                                                     ====      ====      ====      ====      ====      ====


(1) Capital expenditures exclude AFUDC and AFUCE.

(2) Excludes notes payable (due within one year).

The Company's total common equity decreased $260.8 million to $488.0 million at the end of 1998. The 1998 decrease was primarily due to the exchange of shares of common stock for shares of $12.40 Convertible Preferred Stock, Series L (see
Note 14 of Notes to Financial Statements for additional information). The Company's consolidated capital structure at December 31, 1998, was 45% debt, 25% preferred securities (including the Preferred Trust Securities) and 30% common equity as compared to 46% debt, 9% preferred securities (including the Preferred Trust Securities) and 45% common equity at year-end 1997. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at December 31, 1998, would have been 45% debt, 9% preferred securities (including the Preferred Trust Securities) and 46% common equity.

ADDITIONAL FINANCIAL DATA

At December 31, 1998, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $730.0 million. Of such amount, $237.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $449.3 million represents secured indebtedness of the Company. The balance of $43.2 million represents indebtedness of the subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

FUTURE OUTLOOK

Business Strategy

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth in order to achieve its goal of becoming a diversified North American energy company.

AVISTA CORPORATION
-------------------------------------------------------------------------------

The Company's growth strategy will expose the Company to risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures and increasing competition. In addition, growth in the energy trading and marketing business will expose the Company to increased financial and credit risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its transition to a diversified North American energy company.

Energy

The Company seeks to strengthen its position of leadership in energy delivery and generation as well as energy trading and marketing on a local, regional and national basis. The Company will seek to increase its asset and customer base through a focus on acquisitions and strategic alliances in all parts of its business. The Company intends to focus on growing its core energy business by seeking to acquire control of physical assets, specifically power generation assets and electric and natural gas transmission and distribution assets. The Company expects that initial growth will come at a local and regional level, with national growth to follow. Key strengths of the Company today include its position as one of the lowest cost producers of power in the nation, expertise in hydroelectric and power system management, plus capabilities in trading and wholesale and retail marketing of natural gas and electric energy. The Company is also continuing to develop a unique approach to commercialization of fuel cell technology.

Locally. The Company is a long-standing leader in the Northwest region of the United States, providing some of the lowest cost energy to its customers. The Company's strategy is to add selectively to its already strong foundation of state-regulated utility assets to solidify its position as a leading supplier of low-cost electric and natural gas energy services.

Regionally. The Company intends to add to its regulated and non-regulated assets on a regional basis and participate in industry consolidation to further optimize its assets and create greater economies of scale. In addition to energy delivery and generation, the Company plans to concentrate on growing its energy trading and marketing business. The strong growth in this business is driven by the Company's significant base of knowledge and experience in the operation of physical systems - for both natural gas and electric energy in the region, as well as its relationship-focused approach to the customer. The Company will also focus on expanding its telecommunications business through its newest subsidiary, Avista Communications. (See Note 21 of Notes to Financial Statements for additional information about this subsidiary.)

Nationally. The Company's strong regional energy trading and marketing skills serve as a platform for the Company's growing national presence. The Company will seek to expand its customer base through relationships with other energy providers outside the Company's Northwest stronghold, thereby leveraging its existing trading and marketing skills, as well as through its Internet-based specialty billing and information services.

Non-Energy

The Company conducts the majority of its non-energy business through Pentzer, its wholly owned subsidiary. Pentzer's business strategy is to acquire controlling interests in a broad range of middle market companies, facilitate improved productivity and growth, and ultimately sell such companies to the public or a strategic buyer.

Competition and Business Risk

The Company continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the retail electric business include evolving technologies that provide alternate energy supplies, the cost of the energy supplied, the potential for retail wheeling, self-generation and fuel switching by commercial and industrial customers and increasingly stringent environmental laws. When electric utility companies are required to provide retail wheeling service, the Company believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Consequently, the Company believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure. The Company's need for new future electric resources to serve retail loads is expected to remain very minimal.

Natural gas remains priced competitively compared to other alternative fuel sources for residential, commercial and industrial customers and is projected to remain so into the future due to abundant supplies and competition. Challenges facing the Company's retail natural gas business include the potential for customers to by-pass the Company's natural gas system. To reduce the potential for such by-pass, the Company prices its natural gas services,

AVISTA CORPORATION
-------------------------------------------------------------------------------

including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. The Company has long-term transportation contracts with seven of its largest industrial customers which reduces the risks of these customers by-passing the Company's system in the foreseeable future.

Generation and Resources and Avista Energy continue to compete in the wholesale electric market with other utilities, federal marketing agencies and power marketers. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and surplus capacity in the western United States. Competition related to the sale of capacity and energy is influenced by many factors, including the availability of capacity in the western United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. Business challenges affecting the Generation and Resources and National Energy Trading and Marketing lines of business include competition from low-cost generation being developed by independent power producers, declining margins due to a greater reliance on short-term sales, evolving technologies that provide alternate energy supplies and deregulation of electric and natural gas markets.

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes electric, natural gas and related commodity derivatives, and has established risk management oversight for these risks for each area of the Company's energy-related business. The Company has implemented procedures to manage such risk and has established a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

Economic and Load Growth

The Company expects economic growth to continue in its eastern Washington and northern Idaho service area. The Company, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and attract new businesses to the Inland Northwest. Agriculture, mining and lumber were the primary industries for many years, but health care, education, electronic and other manufacturing, tourism and the service sectors have become increasingly important industries that operate in the Company's service area. The Company also anticipates moderate economic growth to continue in its Oregon service area.

The Company anticipates residential and commercial electric load growth to average approximately 2.3% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis. A Public Utility Regulatory Policies Act of 1978 (PURPA) contract with the Company's largest customer expires in 2002. The customer is expected to self-generate at that time, which will reduce the load to this customer by the amount the Company has been purchasing and then reselling to them. Although it will have no material impact on loads, it will reduce the Company's costs since the PURPA contract is at above-market prices. Overall, the load growth, adjusted for this situation, is 2.4% annually.

The Company anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.7% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.1% growth annually during that same period.

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

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead and the bull trout have been listed as threatened or endangered under the Federal Endangered Species Act (ESA). A listing of the upper Columbia River spring chinook is anticipated by mid-1999. Thus far, measures which have been adopted and implemented to save the Snake River sockeye salmon and chinook salmon have not directly impacted generation levels at any of the

AVISTA CORPORATION
-------------------------------------------------------------------------------

Company's hydroelectric dams. The Company does, however, purchase power from four projects on the Columbia River that are being directly impacted by ongoing mitigation measures for spring chinook, salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on the Company at this time. It is currently not possible to accurately predict the likely economic costs to the Company resulting from all future actions.

The Company is currently in the process of relicensing the Cabinet Gorge and Noxon Rapids hydroelectric projects on the Clark Fork River in northern Idaho and western Montana. The restoration of native salmonid fish, in particular bull trout, is a principal focus for the members of the collaborative relicensing team. Bull trout are native to this area and a "threatened" listing for bull trout occurred in 1998 under the ESA. The Company is working closely with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana to institute coordinated recovery measures on the lower Clark Fork River. A settlement agreement reached in conjunction with the filing in February 1999 for new FERC licenses establishes a plan for bull trout restoration, including annual budget estimates.

Relicensing studies in 1997 and 1998 indicated very high levels of atmospheric gas supersaturation below Cabinet Gorge Dam during periods of heavy spill. The settlement agreement provides for additional studies to identify what, if any, effects there are to aqueous resources and whether abatement measures, and what type, will be required at Cabinet Gorge.

See Note 20 of Notes to Financial Statements for additional information.

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

State of Readiness

In order to address Year 2000 issues, several project activity teams were created and a comprehensive readiness plan was developed to bring the Company's business critical systems into Year 2000 readiness by the middle of 1999. The Company defines business critical systems as systems that directly affect the Company's ability to deliver energy services to customers. The Company's Year 2000 project was originally divided into four major categories of activities:
Desktop Computer Systems, Business Systems, Supply Chain and Embedded Systems. Contingency Planning developed into its own category in late 1998.

Desktop Computer Systems All desktop computer hardware has been Year 2000 tested and an inventory and assessment of desktop resident third-party software has been completed. The Company expects hardware remediation to be completed by mid-1999. All non-compliant third-party software programs and critical business desktop applications are expected to be upgraded, converted, tested and made Year 2000 ready by the middle of 1999.

Business Systems Many of the Company's critical business systems would not have operated correctly in the year 2000 and beyond, and thus have been or are in the process of being re-programmed, upgraded or replaced. Key business systems have been inventoried and assessed. The Company has completed remediating all mainframe computer code that required fixing to address the Year 2000 issue and testing has been completed on all but two of the Company's mainframe computer business systems. Testing of the two remaining mainframe business systems is scheduled to be completed before the end of April 1999. Implementation of a new Materials Management system is scheduled for late 1999. The Company is in the process of developing alternative plans in the unlikely event the Company is unable to implement the new Materials Management System before the year 2000. A failure of these systems would not jeopardize the Company's ability to deliver energy services to customers, but might affect its ability to perform selected accounting and business-related functions. The Company has completed testing and remediation of approximately 85% of its business critical systems.

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

AVISTA CORPORATION
-------------------------------------------------------------------------------

Embedded Systems The Embedded System team is responsible for locating, assessing, testing, fixing or replacing microprocessor-controlled devices. Inventory and assessment is 99 percent complete, and to date very few embedded systems have been found that require remediation. None of these requiring remediation would have caused a disruption in service to customers. Remediation and testing is complete at all eleven of the Company's generation sites and these sites are Year 2000 ready.

The Company's Supervisory Control and Data Acquisition (SCADA) system, which monitors and controls the majority of the Company's generating and substation equipment and the transmission system, was run "in the Year 2000" for three days without incident. Testing of electric metering and devices in the Company's transmission and distribution substations systems has been completed and full testing of selected substations is in process and scheduled to be completed by mid-1999.

Contingency Planning

The Company has developed contingency plans for the Company's electric and natural gas services and has also participated in the development of region-wide contingency plans for electric service through the Company's electric reliability region - the Western Systems Coordinating Council (WSCC).

A major Year 2000 project activity for the Company during 1999 will be the development and implementation of detailed operational plans to support the Company's contingency plans. Key activities in 1999 include the assignment of resources to key locations for the evening of December 31, 1999 and the morning of January 1, 2000, training of personnel, testing of backup procedures and the completion of tasks that support the Company's contingency plans. The Company will continue to participate in the further development and testing of the region-wide contingency plans. This includes region-wide drills coordinated by the WSCC scheduled for April 9, 1999 and September 9, 1999.

Costs

The Company estimates that the cost of its Year 2000 project will be approximately $6-7 million in incremental costs during the 1997-1999 time period. Through December 31, 1998, the Company has spent $3.5 million in incremental costs. These costs are being funded through operating cashflows. The Company does not expect costs associated with the Year 2000 project to materially affect the Company's earnings in any one year.

Risks

Based upon information to date, the Company believes that, in the most reasonably likely worst-case scenario, Year 2000 issues could result in abnormal operating conditions, such as short-term interruption of generation, transmission and distribution functions, as well as Company-wide loss of system monitoring and control functions and loss of voice communications. These conditions, along with disruptions in natural gas service caused by failures of gas suppliers or interstate gas pipelines coupled with power outages due to the possible instability of the regional electric transmission grid, could result in the possible temporary interruption of service to customers. The Company does not believe the overall impact of this scenario will have a material impact on its financial condition or operations due to the anticipated short-term nature of interruptions.

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

Electric The Company is working with the other energy suppliers in the area to address risks related to the regional electric transmission grid, which consists of the interconnected transmission systems of each utility within the WSCC. Such interconnected systems are critical to the reliability of each interconnected electric service provider, as the failure of one such interconnected provider to achieve Year 2000 compliance could disrupt the others from providing electric services. Should the regional electric transmission grid become unstable, power outages may occur. The Company cannot assure Year 2000 compliance or assess the effect of non-compliance by systems or parties that the Company does not control.

In addition to the traditional electric utility operations of the Company, the energy trading business conducted by Avista Energy is subject to Year 2000 risk. Most of Avista Energy's internal business systems do not require any

AVISTA CORPORATION
-------------------------------------------------------------------------------

significant upgrading and those that do are being addressed. However, if any of Avista Energy's counterparties experience Year 2000 problems (including, but not limited to, problems arising out of failures in the generation or transmission systems of utilities or other energy suppliers), such problems could impair the ability of Avista Energy or any of its counterparties to fulfill their contractual obligations. Avista Energy is in the process of contacting its counterparties to assess their Year 2000 readiness and of developing contingency plans. See "Energy Trading Business".

Natural Gas The Company has performed an inventory and assessment of the equipment in its natural gas distribution systems and believes that there are no devices in the systems that will cause a disruption in the delivery of natural gas to customers due to a Year 2000 problem. However, the Company depends on natural gas pipelines which it does not own or control, and if one or more of the pipelines is unable to deliver natural gas, the Company in turn will be unable to deliver natural gas to customers. In order to address this issue, the Company has contacted each of the natural gas pipeline companies with which it has contracts to assess their Year 2000 readiness efforts and will continue to take reasonable steps to ensure that these suppliers are addressing any Year 2000 related problems that would result in a disruption in natural gas services to customers.

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

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply (in the case of electricity, adequacy of generating reserve margins as well as scheduled and unscheduled outages of generating facilities) and demand (extreme variations in the weather, whether or not predicted). Market risk includes the risk of fluctuation in the market price of associated derivative commodity instruments. All market risk is influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity.

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

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $271.8 million at December 31, 1998.

RISK MANAGEMENT

The risk management process established by the Company is designed to measure both quantitative and qualitative risk in the business. The Company and Avista Energy have adopted policies and procedures to manage the risks inherent in their businesses and have established a comprehensive Risk Management Committee, separate from the units that

AVISTA CORPORATION
-------------------------------------------------------------------------------

create the risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures on a regular basis. Nonetheless, adverse changes in interest rates, commodity prices and foreign currency exchange rates may result in losses in earnings, cash flow and/or fair values.

The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not indicators of expected future losses, but only indicators of reasonably possible losses.

Interest Rate Risk The Company is subject to the risk of fluctuating interest rates in the normal course of business. The fair value of the Company's cash and short-term investment portfolio and the fair value of notes payable at December 31, 1998 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical change in interest rates, is immaterial.

The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. A portion of the Company's capitalization consists of floating rate Company-Obligated Mandatorily Redeemable Preferred Trust Securities, of which the interest portion of the $50 million Series B resets on a quarterly basis, reflecting current market conditions. As of December 31, 1998, a hypothetical 15% change in interest rates would result in an immaterial change in the Company's cash flows related to the increased interest expense associated with these floating rate securities.

Commodity Price Risk The Company and Avista Energy are exposed to market fluctuations in the price and transportation costs of electric and natural gas commodities and, therefore, enter into contracts to hedge the impact of these fluctuations on their energy-related assets, liabilities, and other contractual arrangements. In addition, Avista Energy enters into these contracts for trading purposes to take advantage of market opportunities. At times this may create a net open position in its portfolio that could result in material losses if prices do not move in the manner or direction anticipated. The Company and Avista Energy's risk management program and policies are designed to manage the risks associated with market fluctuations in the price of electricity and natural gas commodities (see Note 3 of Notes to Financial Statements for additional information).

Avista Energy measures the risk in its derivative commodity portfolio on a daily basis utilizing a Value-at-Risk (VAR) model and monitors its risk in comparison to established thresholds. VAR measures the worst expected loss over a given time interval under normal market conditions at a given confidence level. The Company and Avista Energy also use other measures to monitor the risk in their derivative commodity portfolios on a monthly, quarterly and annual basis.

The VAR computations are based on an historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the unfavorable impact of one-day's price movement in the existing portfolio. The quantification of market risk using VAR provides a consistent measure of risk across diverse energy markets and products. VAR represents an estimate of reasonably possible net losses in earnings that would be recognized on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.

Avista Energy's VAR computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and a one-day holding period. The calculation includes derivative commodity instruments held for trading purposes and excludes the effects of written and embedded physical options in the trading portfolio.

At December 31, 1998, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $3.3 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for 1998 was $3.0 million. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material at December 31, 1998.

In addition to commodity price risk, the Company's commodity positions are also subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality specifications and forced outages at generating plants.

AVISTA CORPORATION
-------------------------------------------------------------------------------

Foreign Currency Risk The Company has investments in several Canadian companies through Pentzer's acquisition of Universal Showcase, Inc. and Avista Energy Canada, Ltd. and its acquisition of Coast Pacific Management, Inc. (see Note 21 for additional information about these acquisitions). The Company's exposure to foreign currency risk and other foreign operations risk was immaterial to the Company's consolidated results of operations and financial position in 1998 and is not expected to change materially in the near future.

OTHER

On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho (Tribe) owns the bed and banks of the Coeur d' Alene Lake and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of the Coeur d' Alene Lake. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. The decision has been appealed by the State of Idaho to the Ninth Circuit. While the Company is not a party to this action, it is meeting with the Tribe to evaluate the impact of this decision on storage rights on the reservoir and operation of the Company's hydroelectric facilities on the Spokane River, downstream of the Coeur d' Alene Lake, which is the reservoir for these plants.

The Board of Directors considers the level of dividends on the Company's common stock on a continuing basis, taking into account numerous factors including, without limitation, the Company's results of operations and financial condition, as well as general economic and competitive conditions. The Company's net income available for dividends is derived from its retail electric and natural gas utility operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and are all statements which are other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

AVISTA CORPORATION
-------------------------------------------------------------------------------

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results and Operations: Liquidity and Capital Resources: Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditor's Report and Financial Statements begin on the next page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

INDEPENDENT AUDITORS' REPORT

Avista Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets and statements of capitalization of Avista Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related and consolidated statements of income, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 1998, which included the schedules of information by business segments. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
January 29, 1999
(February 1, 1999 as to Note 21 and March 10, 1999 as to Note 20)

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS

Avista Corporation
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars


                                                                                     1998             1997              1996
                                                                                 -----------       -----------       -----------
OPERATING REVENUES                                                               $ 3,683,984       $ 1,302,172       $   944,957
                                                                                 -----------       -----------       -----------
OPERATING EXPENSES:
    Resource costs ........................................................        3,021,046           719,905           378,664
    Operations and maintenance ............................................          229,620           176,354           181,298
    Administrative and general ............................................          129,771            96,611            76,972
    Depreciation and amortization .........................................           70,547            69,893            72,097
    Taxes other than income taxes .........................................           60,180            49,945            49,005
                                                                                 -----------       -----------       -----------
      Total operating expenses ............................................        3,511,164         1,112,708           758,036
                                                                                 -----------       -----------       -----------
INCOME FROM OPERATIONS ....................................................          172,820           189,464           186,921
                                                                                 -----------       -----------       -----------
OTHER INCOME (EXPENSE):
    Interest expense ......................................................          (69,077)          (66,275)          (63,255)
    Interest on income tax recovery .......................................               --            47,338                --
    Net gain on subsidiary transactions ...................................            7,937            11,218            23,953
    Merger-related expenses ...............................................               --                --           (15,848)
    Other income (deductions)-net .........................................            9,794            (5,873)            1,191
                                                                                 -----------       -----------       -----------
      Total other income (expense)-net ....................................          (51,346)          (13,592)          (53,959)
                                                                                 -----------       -----------       -----------
INCOME BEFORE INCOME TAXES ................................................          121,474           175,872           132,962
INCOME TAXES ..............................................................           43,335            61,075            49,509
                                                                                 -----------       -----------       -----------
NET INCOME ................................................................           78,139           114,797            83,453
DEDUCT-Preferred stock dividend requirements ..............................            8,399             5,392             7,978
                                                                                 -----------       -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK .........................................      $    69,740       $   109,405       $    75,475
                                                                                 ===========       ===========       ===========
Average common shares outstanding (thousands) .............................           54,604            55,960            55,960
EARNINGS PER SHARE OF COMMON STOCK, BASIC .................................      $      1.28       $      1.96       $      1.35
EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 18) ....................      $      1.28       $      1.96       $      1.35
Dividends paid per common share ...........................................      $      1.05       $      1.24       $      1.24
NET INCOME ................................................................      $    78,139       $   114,797       $    83,453
                                                                                 -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Foreign currency translation adjustment ...............................             (366)               --                --
    Unrealized investment gains/(losses)-net of reclassification
    adjustment ............................................................           (2,052)           (3,627)          (13,516)
                                                                                 -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS) .........................................           (2,418)           (3,627)          (13,516)
                                                                                 -----------       -----------       -----------
COMPREHENSIVE INCOME ......................................................      $    75,721       $   111,170       $    69,937
                                                                                 ===========       ===========       ===========
RETAINED EARNINGS, JANUARY 1 ..............................................      $   171,776       $   131,301       $   125,031
NET INCOME ................................................................           78,139           114,797            83,453
DIVIDENDS DECLARED:
    Preferred stock .......................................................           (7,639)           (5,339)           (8,213)
    Common stock ..........................................................          (56,898)          (69,390)          (69,390)
Transfer to Preferred Stock, Series L .....................................          (64,844)               --                --
Restricted stock ..........................................................             (419)               --                --
ESOP dividend tax savings .................................................              330               407               420
                                                                                 -----------       -----------       -----------
RETAINED EARNINGS, DECEMBER 31 ............................................      $   120,445       $   171,776       $   131,301
                                                                                 ===========       ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

Avista Corporation
--------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                       1998            1997
                                                                    ----------      ----------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents ................................      $   72,836      $   30,593
    Temporary cash investments ...............................           5,786          22,641
    Accounts and notes receivable-net ........................         456,857         176,882
    Energy commodity assets ..................................         335,224          76,449
    Materials and supplies, fuel stock and natural gas
      stored  ................................................          42,140          42,148
    Prepayments and other ....................................          55,753          28,130
                                                                    ----------      ----------
      Total current assets ...................................         968,596         376,843
                                                                    ----------      ----------
UTILITY PROPERTY:
    Utility plant in service-net .............................       2,095,301       2,031,026
    Construction work in progress ............................          45,391          37,446
                                                                    ----------      ----------
      Total ..................................................       2,140,692       2,068,472
    Less:  Accumulated depreciation and amortization .........         669,750         635,349
                                                                    ----------      ----------
      Net utility plant ......................................       1,470,942       1,433,123
                                                                    ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
    Investment in exchange power-net .........................          62,577          69,013
    Non-utility properties and investments-net ...............         206,773         195,046
    Energy commodity assets ..................................         236,644          13,103
    Other-net ................................................          26,016          20,065
                                                                    ----------      ----------
      Total other property and investments ...................         532,010         297,227
                                                                    ----------      ----------
DEFERRED CHARGES:
    Regulatory assets for deferred income tax ................         171,037         176,682
    Conservation programs ....................................          49,114          53,338
    Unamortized debt expense .................................          28,414          23,978
    Prepaid power purchases ..................................           5,273          18,134
    Other-net ................................................          28,250          32,460
                                                                    ----------      ----------
      Total deferred charges .................................         282,088         304,592
                                                                    ----------      ----------
        TOTAL ................................................      $3,253,636      $2,411,785
                                                                    ==========      ==========
LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
    Accounts payable .........................................      $  406,457      $  154,312
    Energy commodity liabilities .............................         330,957          70,135
    Taxes and interest accrued ...............................          38,628          35,705
    Other ....................................................          88,151          79,586
                                                                    ----------      ----------
      Total current liabilities ..............................         864,193         339,738
                                                                    ----------      ----------
NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
    Non-current liabilities ..................................          34,815          25,515
    Deferred revenue (Note 1) ................................         145,124              --
    Energy commodity liabilities .............................         207,948          10,556
    Deferred income taxes ....................................         357,702         352,749
    Other deferred credits ...................................          11,571          17,230
                                                                    ----------      ----------
      Total non-current liabilities and deferred credits .....         757,160         406,050
                                                                    ----------      ----------
CAPITALIZATION (See Consolidated Statements of
  Capitalization) ............................................       1,632,283       1,665,997
                                                                    ----------      ----------
COMMITMENTS AND CONTINGENCIES (Notes 9, 12 and 20)
        TOTAL ................................................      $3,253,636      $2,411,785
                                                                    ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

Avista Corporation
-------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                                                1998              1997
                                                                                            -----------       -----------
LONG-TERM DEBT:
    First Mortgage Bonds:
      7 1/8% due December 1, 2013 .......................................................   $    66,700       $    66,700
      7 2/5% due December 1, 2016 .......................................................        17,000            17,000
      Secured Medium-Term Notes:
        Series A - 5.95% to 8.06% due 2000 through 2023 .................................       211,500           211,500
        Series B - 6.20% to 8.25% due 1999 through 2010 .................................       150,000           150,000
                                                                                            -----------       -----------
        Total first mortgage bonds ......................................................       445,200           445,200
                                                                                            -----------       -----------
    Pollution Control Bonds:
      6% Series due 2023 ................................................................         4,100             4,100
    Unsecured Medium-Term Notes:
      Series A - 7.94% to 9.57% due 1999 through 2007 ...................................        38,500            52,500
      Series B - 6.75% to 8.23% due 1999 through 2023 ...................................       115,000           115,000
      Series C - 5.99% to 6.88% due 2007 through 2028 ...................................        84,000                --
                                                                                            -----------       -----------
        Total unsecured medium-term notes ...............................................       237,500           167,500
                                                                                            -----------       -----------
    Notes payable (due within one year) to be refinanced ................................            --           108,500
    Other ...............................................................................        43,222            36,885
                                                                                            -----------       -----------
      Total long-term debt ..............................................................       730,022           762,185
                                                                                            -----------       -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED TRUST SECURITIES:
      7 7/8%, Series A, due 2037 ........................................................        60,000            60,000
      Floating Rate, Series B, due 2037 .................................................        50,000            50,000
                                                                                            -----------       -----------
        Total company-obligated mandatorily redeemable preferred trust
          securities ....................................................................       110,000           110,000
                                                                                            -----------       -----------
PREFERRED STOCK-CUMULATIVE:
    10,000,000 shares authorized:
    Subject to mandatory redemption:
      $8.625 Series I; 0 and 100,000 shares outstanding ($100 stated value) .............            --            10,000
      $6.95 Series K; 350,000 shares outstanding ($100 stated value) ....................        35,000            35,000
                                                                                            -----------       -----------
        Total subject to mandatory redemption ...........................................        35,000            45,000
                                                                                            -----------       -----------
CONVERTIBLE PREFERRED STOCK:
    Not subject to mandatory redemption:
      $12.40 Convertible Series L; 1,540,460 shares outstanding ($182.80 stated value)...       269,227                --
                                                                                            -----------       -----------
        Total convertible preferred stock ...............................................       269,227                --
                                                                                            -----------       -----------
COMMON EQUITY:
    Common stock, no par value; 200,000,000 shares authorized;
      40,453,729 and 55,960,360 shares outstanding ......................................       381,401           594,852
    Note receivable from employee stock ownership plan ..................................        (9,295)           (9,750)
    Capital stock expense and other paid in capital .....................................        (4,176)          (10,143)
    Other comprehensive income ..........................................................          (341)            2,077
    Retained earnings ...................................................................       120,445           171,776
                                                                                            -----------       -----------
      Total common equity ...............................................................       488,034           748,812
                                                                                            -----------       -----------
TOTAL CAPITALIZATION ....................................................................   $ 1,632,283       $ 1,665,997
                                                                                            ===========       ===========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

Avista Corporation
-------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                                            1998           1997           1996
                                                                          --------       --------       --------
OPERATING  ACTIVITIES:
    Net income .....................................................     $  78,139      $ 114,797      $  83,453
    NON-CASH ITEMS INCLUDED IN NET INCOME:
      Depreciation and amortization ................................        70,547         69,893         72,097
      Provision for deferred income taxes ..........................        10,402         37,122         12,505
      Allowance for equity funds used during construction ..........        (1,283)        (1,323)        (1,072)
      Power and natural gas cost deferrals and amortizations .......        (3,512)       (16,470)           666
      Monetization of contract
      Deferred revenues and other-net ..............................        (6,313)          (389)          (215)
      (Increase) decrease in working capital components:
        Sale of customer accounts receivables-net ..................       (15,000)            --             --
        Receivables and prepaid expense ............................      (246,873)       (39,733)       (26,333)
        Materials & supplies, fuel stock and natural gas stored ....         9,524         (8,050)         7,741
        Payables and other accrued liabilities .....................       246,208         55,163         21,618
        Other ......................................................       (17,336)        13,774          7,103
    Monetization of contract .......................................       143,400             --             --
                                                                         ---------      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................       267,903        224,784        177,563
                                                                         ---------      ----------     ----------
INVESTING ACTIVITIES:
    Construction expenditures (excluding AFUDC-equity funds) .......       (92,942)       (89,016)       (91,279)
    Other capital requirements .....................................       (14,920)       (11,696)        (1,399)
    (Increase) decrease in other noncurrent balance sheet
      items-net ....................................................        27,266         (3,765)        18,565
    Proceeds from sale of subsidiary investments ...................        16,385         11,606             --
    Assets acquired and investments in subsidiaries ................       (52,780)       (43,308)       (29,225)
                                                                         ---------      ----------       --------
NET CASH USED IN INVESTING ACTIVITIES ..............................      (116,991)      (136,179)      (103,338)
                                                                         ---------      ----------     ----------
FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings ...................      (108,500)        23,500         55,500
    Proceeds from issuance of preferred trust securities ...........            --        110,000             --
    Proceeds from issuance of long-term debt .......................        84,000         20,000             --
    Redemption and maturity of long-term debt ......................       (14,000)       (51,500)       (38,000)
    Redemption of preferred stock ..................................       (10,000)       (70,000)       (20,000)
    Sale (repurchase) of common stock ..............................        (1,475)            --            216
    Cash dividends paid ............................................       (64,548)       (75,329)       (77,318)
    Other-net ......................................................         5,854        (22,894)         8,424
                                                                         ---------      ----------     ----------
NET CASH USED IN FINANCING ACTIVITIES ..............................      (108,669)       (66,223)       (71,178)
                                                                         ---------      ----------     ----------
NET INCREASE IN CASH & CASH EQUIVALENTS ............................        42,243         22,382          3,047
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        30,593          8,211          5,164
                                                                         ---------      ----------     ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD ...........................     $  72,836      $  30,593      $   8,211
                                                                         =========      ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period:
      Interest .....................................................     $  64,402      $  63,608      $  56,893
      Income taxes .................................................        40,716         29,132         49,447
    Noncash financing and investing activities:
      Property purchased under capitalized leases ..................         1,209          4,521          4,356
      Notes receivable in exchange for land ........................            --             --         29,913
      Net unrealized holding gains (losses) ........................            --         (5,050)       (13,680)
      Notes receivable for sale of investment ......................        25,000             --             --
      Common stock and retained earnings transfer to preferred
       stock........................................................       276,821             --             --




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS

Avista Corporation
-------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                            1998             1997              1996
                                                        -----------       -----------       -----------
OPERATING REVENUES:
    Energy Delivery ..............................      $   409,683       $   380,532       $   380,428
    Generation and Resources .....................          639,529           511,133           418,566
    National Energy Trading and Marketing ........        2,409,920           247,646               116
    Non-energy ...................................          232,292           164,010           145,847
    Intersegment eliminations ....................           (7,440)           (1,149)               --
                                                        -----------       -----------       -----------
      Total operating revenues ...................      $ 3,683,984       $ 1,302,172       $   944,957
                                                        ===========       ===========       ===========
RESOURCE COSTS:
    Energy Delivery:
      Natural gas purchased for resale ...........      $   109,182       $    93,880       $    96,585
      PCA and other ..............................           (2,586)           (2,050)            1,151
    Generation and Resources:
      Power purchased ............................          469,824           309,439           190,040
      Fuel for generation ........................           44,281            34,461            40,578
      Other ......................................           47,675            50,694            50,237
    National Energy Trading and Marketing:
      Cost of sales ..............................        2,360,110           232,389                --
    Intersegment eliminations ....................           (7,440)           (1,081)               --
                                                        -----------       -----------       -----------
      Total resource costs (excluding
        Non-energy) ..............................      $ 3,021,046       $   717,732       $   378,591
                                                        ===========       ===========       ===========
GROSS MARGINS:
    Energy Delivery ..............................      $   303,087       $   288,702       $   282,692
    Generation and Resources .....................           77,749           116,539           137,711
    National Energy Trading and Marketing ........           49,810            15,257               116
                                                        -----------       -----------       -----------
      Total gross margins (excluding
        Non-energy) ..............................      $   430,646       $   420,498       $   420,519
                                                        ===========       ===========       ===========
OPERATIONS AND MAINTENANCE EXPENSES:
    Energy Delivery ..............................      $    60,847       $    59,138       $    74,675
    National Energy Trading and Marketing ........            2,173             2,173                73
    Non-energy ...................................          166,600           117,215           106,623
                                                        -----------       -----------       -----------
      Total operations and maintenance expenses ..      $   229,620       $   178,526       $   181,371
                                                        ===========       ===========       ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
    Energy Delivery ..............................      $    53,643       $    46,688       $    47,664
    Generation and Resources .....................           16,050            16,312            15,339
    National Energy Trading and Marketing ........           26,720            10,442             1,844
    Non-energy ...................................           33,358            23,169            12,125
                                                        -----------       -----------       -----------
      Total administrative and general expenses ..      $   129,771       $    96,611       $    76,972
                                                        ===========       ===========       ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
    Energy Delivery ..............................      $    34,436       $    32,483       $    33,875
    Generation and Resources .....................           25,102            25,432            27,899
    National Energy Trading and Marketing ........              970               442                --
    Non-energy ...................................           10,039            11,536            10,323
                                                        -----------       -----------       -----------
      Total depreciation and amortization
        expenses .................................      $    70,547       $    69,893       $    72,097
                                                        ===========       ===========       ===========
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):

    Energy Delivery ..............................      $   116,944       $   113,745       $    89,447
    Generation and Resources .....................           26,209            64,613            84,211
    National Energy Trading and Marketing ........           19,922             2,191            (1,801)
    Non-energy ...................................            9,745             8,984            15,064
    Intersegment eliminations ....................               --               (69)               --
                                                        -----------       -----------       -----------
      Total income from operations ...............      $   172,820       $   189,464       $   186,921
                                                        ===========       ===========       ===========

                                                            1998             1997              1996
                                                        -----------       -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK:
    Energy Delivery and Generation and Resources .      $    47,898       $    95,385       $    54,426
    National Energy Trading and Marketing ........           12,064             2,488            (1,161)
    Non-energy ...................................            9,778            11,532            22,210
                                                        -----------       -----------       -----------
      Total income available for common stock ....      $    69,740       $   109,405       $    75,475
                                                        ===========       ===========       ===========
ASSETS:
    Energy Delivery ..............................      $ 1,120,323       $ 1,051,585       $ 1,014,451
    Generation and Resources .....................          619,086           620,142           683,599
    Other utility ................................          265,526           255,012           223,379
    National Energy Trading and Marketing ........          957,421           214,630               899
    Non-energy ...................................          291,280           270,416           254,970
                                                        -----------       -----------       -----------
      Total assets ...............................      $ 3,253,636       $ 2,411,785       $ 2,177,298
                                                        ===========       ===========       ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
    Energy Delivery ..............................      $    76,587       $    75,499       $    80,095
    Generation and Resources .....................           15,708            11,676             8,726
    National Energy Trading and Marketing ........            2,985             4,056                --
    Non-energy ...................................           10,990             7,951             2,339
                                                        -----------       -----------       -----------
      Total capital expenditures .................      $   106,270       $    99,182       $    91,160
                                                        ===========       ===========       ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Avista Corporation (Avista Corp. or the Company), formerly The Washington Water Power Company, was incorporated in the State of Washington in 1889, and operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company, doing business as Avista Utilities, consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth in order to achieve its goal of becoming a diversified North American energy company.

The Company's growth strategy will expose the Company to risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures and increasing competition. In addition, growth in the energy trading and marketing business will expose the Company to increased financial and credit risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its transition to a diversified North American energy company.

The Energy Delivery line of business includes transmission and distribution services for retail electric operations, all utility natural gas operations, and other energy products and services. Usage by retail customers varies from year to year primarily as a result of weather conditions, customer growth, the economy in the Company's service area, conservation efforts, appliance efficiency and other technology.

The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas sales trading and wholesale marketing primarily to other utilities and power brokers in the western United States. Energy trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Generation and Resources manages the Company's electric energy resource portfolio, which is used to serve Energy Delivery's retail electric customers and Generation and Resources' wholesale electric customers. In managing the electric energy resource portfolio, Generation and Resources seeks to optimize the availability and operations of generation resources. Revenues and the cost of electric power purchases vary from year to year depending on the electric wholesale power market, which is affected by several factors, including the availability of water for hydroelectric generation, the availability of base load plants in the region, marginal fuel prices and the demand for power in other areas of the country. Other factors affecting the wholesale power market include lower unit margins on new sales contracts than were realized in the past, fewer long-term power contracts being entered into, deregulation of the electric utility industry and competition from low cost generation being developed by independent power producers.

Avista Capital is the parent company to the National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing businesses are conducted by Avista Energy, Avista Advantage and Avista Power. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Energy's business is affected by several factors, including the demand for and availability of power throughout the United States, lower unit margins on new sales contracts, fewer long-term power contracts being entered into, marginal fuel prices and deregulation of the electric utility industry. Avista Advantage provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis and load profiling. Avista Power was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. Avista Power operations had no impact on 1998 earnings.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

ALLOCATION OF REVENUES AND EXPENSES FOR REPORTING BUSINESS SEGMENTS

A portion of the utility's revenues and expenses have been allocated between the two business segments in order to report results of operations by the individual lines of business - (1) Energy Delivery and (2) Generation and Resources. The Energy Delivery business reports the results of the Company's transmission and distribution services for retail electric operations and all natural gas operations. Costs associated with electric energy commodities, such as purchased power expense, as well as the revenues attributable to the recovery of such costs from retail customers, have been eliminated from the Energy Delivery line of business and are reflected in the results of the Generation and Resources line of business. The transfer of revenues between the two utility lines of business occurs through the use of a transfer price, primarily based on cost of production studies, that is associated with the sale of a kilowatthour of electricity. The results of all natural gas operations are included in the Energy Delivery line of business because natural gas trackers allow natural gas costs to pass through within that line of business without the commodity prices having a material income effect. The Generation and Resources line of business includes the generation and production of electric energy, and short- and long-term electric and natural gas commodity trading and wholesale marketing primarily to other utilities and power brokers in the western United States.

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

OPERATING REVENUES

The Company accrues estimated unbilled revenues for electric and natural gas sales and services provided through month-end. Avista Energy follows the mark-to-market method of accounting for energy contracts entered into for trading and price risk management purposes. Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to physical and financial contracts that have matured.

OTHER INCOME (DEDUCTIONS)--NET

Other income (deductions)-net is composed of the following items:

                                                  YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                            1998           1997           1996
                                          --------       --------       --------
                                                  (Thousands of Dollars)
Interest income ....................      $  9,560       $  6,392       $  5,760
Capitalized interest (debt) ........         1,592          1,549          1,290
Gain (loss) on property dispositions            12         (1,222)          (152)
Minority interest ..................           296           (574)        (1,193)
Capitalized interest (equity) ......         1,283          1,323          1,072
Other ..............................        (2,949)       (13,341)        (5,586)
                                          --------       --------       --------
     Total .........................      $  9,794       $ (5,873)      $  1,191
                                          ========       ========       ========


EARNINGS PER SHARE

Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options and convertible stock, were exercised or converted into common stock that then shared in the earnings of the Company. See Note 18 for more information regarding the EPS calculations.

UTILITY PLANT

The cost of additions to utility plant, including an allowance for funds used during construction and replacements of units of property and betterments, is capitalized. Costs of depreciable units of property retired plus costs of removal less salvage are charged to accumulated depreciation.

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

The effective AFUDC rate was 10.67% in 1998, 1997 and 1996. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

DEPRECIATION

For utility operations, depreciation provisions are estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 6%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.60% in 1998, 2.59% in 1997 and 2.58% in 1996.

The average service lives and remaining average service lives, respectively, for the following broad categories of property are: electric thermal production - 35 and 18 years; hydroelectric production - 100 and 80 years; electric transmission
- 60 and 29 years; electric distribution - 40 and 32 years; and natural gas distribution property - 44 and 31 years.

CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

TEMPORARY INVESTMENTS

Investments in debt and marketable equity securities are classified as "available for sale" and are recorded at fair value. Investments totaling $4.3 million and $5.8 million are included on the Consolidated Balance Sheets at December 31, 1998 as other property and investments and current assets, respectively. Investments totaling $28.2 million and $22.6 million are included on the Consolidated Balance Sheets at December 31, 1997 as other property and investments and current assets, respectively. Unrealized investment gains, as of December 31, 1998 and 1997, of $0.02 million and $2.1 million, respectively, net of taxes, are reflected as a component of other comprehensive income.

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

DEFERRED REVENUES

In December 1998, the Company received cash proceeds of $143.4 million from the monetization of a contract in which the Company assigned and transferred certain rights under a long-term power sales contract to a funding trust. The proceeds were recorded as deferred revenue and are being amortized into revenues over the 16-year period of the long-term sales contract.

AVISTA CORPORATION
--------------------------------------------------------------------------------

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS

The Company has a power cost adjustment mechanism (PCA) in Idaho which allows the Company to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and Public Utility Regulatory Policies Act of 1978 (PURPA) contracts. Rate changes are triggered when the deferred balance reaches $2.2 million. A $3.1 million (2.7%) rebate was effective February 1, 1999, which will expire January 31, 2000. The following surcharges and rebates were in effect during the past three years: a $2.7 million (2.4%) rebate effective June 1, 1998, which will expire May 31, 1999; a $2.6 million (2.3%) rebate effective September 1, 1997, which expired August 31, 1998; a $2.6 million (2.4%) rebate effective June 1, 1997, which expired May 31, 1998; a $2.5 million (2.3%) rebate effective September 1, 1996, which expired August 31, 1997; and a $2.3 million (2.4%) surcharge effective September 1, 1995, which expired August 31, 1996. The rebates balance and the deferred balance are included in the Current Liabilities
- Other and Non-Current Liabilities and Deferred Credits - Other Deferred Credits lines, respectively, on the Consolidated Balance Sheets.

Under established regulatory practices, the Company is also allowed to adjust its natural gas rates from time to time to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. In Oregon, regulatory provisions include a sharing of benefits and risks associated with changes in natural gas prices, as well as a sharing of benefits if certain threshold earnings levels are exceeded. The balance is included on the Consolidated Balance Sheets as Non-current Liabilities and Deferred Credits - Other Deferred Credits.

INCOME TAXES

The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1994 return.

STOCK-BASED COMPENSATION

Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" rather than using the fair-value-based method of accounting for stock-based employee compensation plans as prescribed under FAS No. 123, "Accounting for Stock-Based Compensation." However, the Company has adopted the disclosure requirements of FAS No. 123. See Note 20 for more information about the Company's stock-based compensation plans.

OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from nonowner sources) and its components. The adoption had no impact on the Company's net income or stockholders' equity. Prior year financial statements have been reclassified to conform to these requirements. The following table reflects the accumulated balances of other comprehensive income:

                                                                 Foreign
                                                  Unrealized     Currency
                                                  Investment    Translation  Comprehensive
                                                  Gain/(Loss)   Adjustment      Income
-----------------------------------------------------------------------------------------
Balance at January 1, 1996                          $19,220       $                19,220
Unrealized investment gain/(loss), net of tax
  of $4,769                                          (8,856)                       (8,856)
Less: reclassification adjustment, net of
  tax of $2,510                                      (4,660)                       (4,660)
-----------------------------------------------------------------------------------------
Balance at December 31, 1996                          5,704                         5,704
Unrealized investment gain/(loss), net of tax
  of $810                                             1,504                         1,504
Less: reclassification adjustment, net of
  tax of $2,762                                      (5,131)                       (5,131)
-----------------------------------------------------------------------------------------
Balance at December 31, 1997                          2,077                         2,077
Unrealized investment gain/(loss), net of tax
  of $1,105                                          (2,052)                       (2,052)
Foreign currency translation adjustment                               (366)          (366)
-----------------------------------------------------------------------------------------
Balance at December 31, 1998                       $     25       $   (366)      $   (341)
=========================================================================================

AVISTA CORPORATION
--------------------------------------------------------------------------------

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Assets and liabilities of one of Pentzer's portfolio companies are denominated in Canadian dollars and translated to U. S. dollars at exchange rates in effect on the balance sheet date. Revenues, costs and expenses for the company are translated using an average rate. Cumulative translation adjustments resulting from this process are reflected as a component of other comprehensive income in the shareholders' equity section in the Consolidated Statements of Capitalization.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FAS No. 132, entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises disclosures, but does not change the measurement or recognition of the plans. The Company adopted FAS No. 132 in 1998 and the required disclosure can be found in Note 7.

The FASB issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on the company's balance sheets at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. Avista Energy currently accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." The Company is in the process of researching the statement and its possible impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NOTE 2.  ACCOUNTS RECEIVABLE SALE

In July 1997, WWP Receivables Corp. (WWPRC) was incorporated as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Subsequently, WWPRC and the Company have entered into an agreement whereby WWPRC can sell without recourse, on a revolving basis, up to $80.0 million in those receivables. WWPRC is obligated to pay fees which approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. At December 31, 1998 and 1997, $25.0 million and $40.0 million, respectively, in receivables had been sold pursuant to the agreement, which qualify as sales of assets under FAS No. 125.

NOTE 3.  ENERGY COMMODITY TRADING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. The Company and Avista Energy have adopted policies and procedures to manage the risks inherent these activities and have established a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

GENERATION AND RESOURCES

The Company protects itself against price fluctuations on electric energy and natural gas by limiting the aggregate level of net open positions which are exposed to market price changes and through the use of electric, natural gas and related derivative commodity instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require daily and weekly reporting to management of potential financial exposure. The Risk Management Committee has limited the types of commodity instruments the Company may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by the Company for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the Consolidated Statements of Income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased or purchased power expense, as the case may be). At December 31, 1998 and 1997, the Company's derivative commodity instruments outstanding were immaterial.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NATIONAL ENERGY TRADING AND MARKETING

Avista Energy purchases natural gas and electricity directly from producers and other trading companies, and its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and other trading companies. Avista Energy's marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy also trades natural gas and electricity derivative financial instruments on national exchanges and through other unregulated exchanges and brokers from whom these commodity derivatives are available, and therefore experiences net open positions in terms of price, volume, and specified delivery point.

The open position exposes Avista Energy to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate daily earnings at risk as well as total Value-at-Risk (VAR) measurement.

Derivative commodity instruments sold and purchased by Avista Energy include: forward contracts, involving physical delivery of an energy commodity; futures contracts, which involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price; over-the-counter swap agreements which require Avista Energy to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity; and options, which mitigate price risk by providing for the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

Foreign currency risks associated with the fair value of the energy commodity portfolio are managed using a variety of financial instruments, including forward rate agreements.

Avista Energy's trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as gains or losses in the period of change. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included on the Consolidated Statements of Income in operating revenues or resource costs, as appropriate, and on the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Cashflows are recognized during the period of settlement.

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a variable amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at December 31, 1998 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):

                                  Fixed Price       Fixed Price      Maximum
                                     Payor            Receiver    Terms in Years
                                  -----------       -----------   --------------
Energy commodities (volumes)
   Natural gas                    755,714,915       792,456,145          5
   Electric                        70,921,632        62,018,852         10
Financial products
   Foreign currency                        --      $     15,691          5

At December 31, 1998, Avista Energy also had sales and purchase commitments associated with contracts based on market prices totaling 898,316,063 mmBTUs, with terms extending up to 12 years. Fixed index electric transactions totaled 1,875,576 MWhs, with terms extending up to 10 years.

Contract or notional amounts reflect the volume of transactions, but do not necessarily represent the amounts exchanged by the parties to the derivative instruments. Accordingly, contract or notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to Avista Energy's risk management needs.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at December 31, 1998, and the average fair value of those instruments held during the year are set forth below (dollars in thousands):

                            Fair Value                      Average Fair Value for the
                      as of December 31, 1998              year ended December 31, 1998
             ---------------------------------------  ---------------------------------------

                  Current      Long-term      Current      Long-term      Current      Long-term       Current       Long-term
                  Assets        Assets      Liabilities   Liabilities      Assets        Assets      Liabilities    Liabilities
                 --------      ---------    -----------   -----------     --------     ---------     -----------    -----------
Natural gas      $139,400      $102,271      $143,201      $ 92,161      $ 94,918      $ 35,326        $ 95,959      $ 31,982
Electric          195,824       134,373       187,756       115,787       123,053       110,170         116,593        99,754
                 --------      ---------    -----------   -----------     --------     ---------     -----------    -----------
Total            $335,224       236,644      $330,957      $207,948      $217,971      $145,496        $212,552      $131,736

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of December 31, 1998 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at year-end was approximately ten months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1997 to December 31, 1998 was $22.8 million and is included on the Consolidated Statements of Income in operating revenues.

MARKET RISK

The Company manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by its Risk Management Committee. Market risks are monitored by the Risk Management Committee to ensure compliance with the Company's stated risk management policies. The Company measures the risk in its portfolio on a daily basis in accordance with value-at-risk and other risk methodologies established by the Risk Management Committee. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products.

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

Avista Energy has concentrations of suppliers and customers in the electric and natural gas industries, including electric utilities, natural gas distribution companies and other energy marketing and trading companies. In addition, Avista Energy has concentrations of credit risk related to geographic location. Avista Energy operates in North America, principally within the West and Mid-West United States and Western Canada. These concentration of counterparties and concentrations of geographic location may impact Avista Energy's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

NOTE 4.  NATIONAL ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective November 30, 1998, Avista Energy sold its 50% ownership interest in Howard/Avista Energy LLC to H&H Star Energy, Inc. The sales price, which represented Avista Energy's equity investment, was $25 million in the form of a short-term unsecured note receivable from H&H Star Energy, Inc., and is guaranteed by H&H Star Energy, Inc.'s parent company, Howard Publications, Inc. The note is due April 30, 1999.

The Company's initial equity investment in Howard/Avista Energy, LLC was $25 million and the investment in the net assets of the unconsolidated subsidiary amounted to $26.8 million at December 31, 1997. Dividends of $0.7 million were received from Howard/Avista Energy, LLC in 1998. Avista Energy's pre-tax equity in earnings of Howard/Avista Energy LLC were $(1.0) million and $1.8 million for the eleven months ended November 30, 1998 and the five months ended December 31, 1997, respectively.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (thousands of dollars):

                                                                  AT DECEMBER 31,
                                                         ------------------------------
                                                             1998              1997
                                                         ----------          ----------
Energy Delivery:
 Electric distribution ........................          $  593,787          $  567,552
 Electric transmission ........................             266,344             262,393
 Natural gas underground storage ..............              18,732              18,646
 Natural gas distribution .....................             352,332             329,232
 Natural gas transmission .....................               3,217               3,059
 Construction work in progress (CWIP) and other             176,022             163,949
                                                         ----------          ----------
   Energy Delivery total ......................           1,410,434           1,344,831
                                                         ----------          ----------
Generation and Resources:
 Electric production ..........................             709,144             702,092
 CWIP and other ...............................              21,114              21,549
                                                         ----------          ----------
   Generation and Resources total .............             730,258             723,641
                                                         ----------          ----------
Total utility .................................           2,140,692           2,068,472
National Energy Trading and Marketing .........               7,304               4,345
Non-energy ....................................              37,749              44,831
                                                         ----------          ----------
Total .........................................          $2,185,745          $2,117,648
                                                         ==========          ==========


National Energy Trading and Marketing's and Non-energy's plant, property and equipment under capital leases totaled $13.3 million and $12.9 million and the associated accumulated depreciation totaled $2.8 million and $2.6 million in 1998 and 1997, respectively.

NOTE 6.  JOINTLY OWNED ELECTRIC FACILITIES

The Company has investments in jointly owned generating plants. Financing for the Company's ownership in the projects is provided by the Company. The Company's share of related operating and maintenance expenses for plants in service is included in corresponding accounts in the Consolidated Statements of Income. See Note 17 for additional information related to potential impacts of Clean Air Act Amendments on these plants. The following table indicates the Company's percentage ownership and the extent of the Company's investment in such plants at December 31, 1998:

                                                              COMPANY'S CURRENT SHARE OF
                                          ------------------------------------------------------------------
                      KW of                                                                     Construction
                    Installed      Fuel   Ownership   Plant in     Accumulated      Net Plant      Work in
Project             Capacity      Source    (%)        Service     Depreciation    In Service      Progress
-------             ---------     ------  ---------   ---------    ------------    -----------  ------------
                                                  (Thousands of Dollars)
Centralia .......   1,330,000      Coal      15%      $  57,536       $ 38,352       $ 19,184      $--
Colstrip 3 & 4...   1,556,000      Coal      15         275,976        114,927        161,049      $--


NOTE 7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a pension plan covering substantially all of its regular full-time employees. Certain of the Company's subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee's average compensation as specified in the Plan. The Company's funding policy is to contribute annually an amount equal to the net periodic pension cost, provided that such contributions are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for tax purposes. Pension fund assets are invested primarily in marketable debt and equity securities. The Company also has other plans which cover the executive officers and key managers.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit payments during the years that employees provide services and allows recognition of the unrecognized transition obligation in the year of adoption or the amortization of such obligation over a period of up to twenty years. The Company elected to amortize this obligation of approximately $34,500,000 over a period of twenty years, beginning in 1993.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The following table sets forth the pension and health care plan disclosures:

                                                           Pension Benefits                  Other Benefits
                                                     --------------------------        --------------------------
                                                        1998             1997            1998             1997
                                                     ---------        ---------        ---------        ---------
                                                                        (Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 155,565        $ 143,237        $  31,802        $  30,977
Service cost                                             4,982            4,761              585              637
Interest cost                                           11,247           10,601            2,100            2,247
Amendments                                               5,454               --               --           (1,389)
Actuarial loss                                          10,088            4,930              108            1,359
Benefits paid                                           (8,747)          (7,964)          (2,250)          (2,029)
                                                     ---------        ---------        ---------        ---------
Benefit obligation at end of year                    $ 178,589        $ 155,565        $  32,345        $  31,802
                                                     ---------        ---------        ---------        ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets
      at beginning of year                           $ 166,242        $ 149,846        $  11,098        $   5,388
Actual return on plan assets                            21,384           21,042            1,374              973
Employer contributions                                      --            3,318              731            5,016
Benefits paid                                           (8,747)          (7,964)            (744)            (279)
                                                     ---------        ---------        ---------        ---------
Fair value of plan assets at end of year             $ 178,879        $ 166,242        $  12,459        $  11,098
                                                     ---------        ---------        ---------        ---------
Funded status                                        $     289        $  10,677        $ (19,886)       $ (20,704)
Unrecognized net actuarial gain                        (19,767)         (23,802)          (5,626)          (5,639)
Unrecognized prior service cost                         19,455           15,655               --               --
Unrecognized net transition
     obligation/(asset)                                 (7,015)          (8,101)          21,467           23,000
                                                     ---------        ---------        ---------        ---------
Accrued benefit cost                                 $  (7,038)       $  (5,571)       $  (4,045)       $  (3,343)
                                                     =========        =========        =========        =========

ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                             6.75%            7.25%            6.75%            7.25%
Expected return on plan assets                            9.00%            9.00%            9.00%            9.00%
Rate of compensation increase                             4.00%            4.00%
Medical cost trend - initial                                                                5.00%            5.00%
Medical cost trend - ultimate                                                               5.00%            5.00%
Year for ultimate medical cost trend                                                        1998             1997

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $   4,982        $   4,762        $     585        $     637
Interest cost                                           11,247           10,601            2,100            2,247
Expected return on plan assets                         (14,768)         (13,152)            (953)            (973)
Transition (asset)/obligation recognition               (1,086)          (1,086)           1,533            1,570
Amortization of prior service cost                       1,654            1,365               --               13
Net gain recognition                                      (562)            (265)            (326)            (248)
Asset gain deferred                                         --               --               --              336
                                                     ---------        ---------        ---------        ---------
Net periodic benefit cost                            $   1,467        $   2,225        $   2,939        $   3,582
                                                     ---------        ---------        ---------        ---------

Assumed health cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $2.6 million and the service and interest cost by approximately $212,000.

The Company also sponsors an employee savings plan which covers substantially all employees. Employer matching contributinos of $2.8 million, $2.9 million and $2.8 million were expensed in 1998, 1997 and 1996, respectively.

NOTE 8.  ACCOUNTING FOR INCOME TAXES

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

As of December 31, 1998 and 1997, the Company had recorded net regulatory assets of $171.0 million and $176.7 million, respectively, related to the probable recovery of FAS No. 109, "Accounting for Income Taxes," deferred tax liabilities from customers through future rates. Such regulatory assets will be adjusted by amounts recovered through rates.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):

                                                1998          1997
                                              --------      --------
Deferred tax liabilities:
  Differences between book and tax bases
    of utility plant                          $375,881      $368,137
  Loss on reacquired debt                        4,979         5,504
  Other                                          7,462         5,825
                                              --------      --------
     Total deferred tax liabilities            388,322       379,466
                                              --------      --------

Deferred tax assets:
  Reserves not currently deductible             11,727        12,630
  Contributions in aid of construction           7,159         6,277
  Deferred natural gas credits                      --         1,138
  Centralia Trust                                2,325         2,515
  Gain on sale of office building                1,190         1,279
  Other                                          8,219         2,878
                                              --------      --------
     Total deferred tax assets                  30,620        26,717
                                              --------      --------
  Net deferred tax liability                  $357,702      $352,749
                                              ========      ========

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows (the current and deferred effective tax rates are approximately the same during all periods):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1998           1997          1996
                                                     --------       --------       --------
                                                            (Thousands of Dollars)
Computed federal income taxes at statutory rate      $ 50,468       $ 60,552       $ 46,103
Increase (decrease) in tax resulting from:

   Accelerated tax depreciation                         9,929          5,014             23
   Prior year audit adjustments                        (1,526)       (31,458)        (3,491)
   Reserve for WNP3                                        --         10,402             --
   Other                                              (18,793)        12,500          3,955
                                                     --------       --------       --------
Total federal income tax expense*                    $ 40,078       $ 57,010       $ 46,590
                                                     ========       ========       ========

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:

Federal taxes currently provided                     $ 20,094       $ 51,104       $ 37,456
Deferred income taxes                                  19,984          5,906          9,134
                                                     --------       --------       --------
Total federal income tax expense                       40,078         57,010         46,590
   State income tax expense                             3,257          4,065          2,919
                                                     --------       --------       --------
Federal and state income taxes                       $ 43,335       $ 61,075       $ 49,509
                                                     ========       ========       ========

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1998           1997          1996
                                                     --------       --------       --------
                                                            (Thousands of Dollars)
*Federal Income Tax Expense:
    Utility                                          $ 28,582       $ 50,409       $ 34,866
    National Energy Trading and Marketing               7,021          1,415           (625)
    Non-energy                                          4,475          5,186         12,349
                                                     --------       --------       --------
Total Federal Income Tax Expense                     $ 40,078       $ 57,010       $ 46,590
                                                     ========       ========       ========
Federal statutory rate                                     35%            35%            35%


NOTE 9. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts (PUD), the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 1998, pertaining to these contracts is summarized in the following table:

                                             COMPANY'S CURRENT SHARE OF
                            --------------------------------------------------------------    Contract
                                                                   Debt         Revenue        Expira-
                                      Kilowatt        Annual      Service        Bonds          tion
                             Output   Capability     Costs(1)     Costs(2)     Outstanding      Date
                            -------   ----------    ---------    ---------     -----------     -------
                                                    (Thousands of Dollars)
PUD CONTRACTS:
Chelan County PUD:
  Rocky Reach Project ...    2.9%       37,000      $  1,660      $    817      $  6,493         2011
Grant County PUD:
  Priest Rapids Project .    6.1        55,000         1,464           854        10,485         2005
  Wanapum Project .......    8.2        75,000         2,289         1,525        15,965         2009
Douglas County PUD:

  Wells Project .........    3.7        30,000           822           583         6,383         2018
                                       -------      --------      --------      --------
          Totals ........              197,000      $  6,235      $  3,779      $ 39,326
                                       =======      ========      ========      ========

(1) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 1998.

(2)     Included in annual costs.

Actual expenses for payments made under the above contracts for the years 1998, 1997 and 1996, were $6.2 million, $5.9 million and $5.4 million, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $3.9 million in 1999, $4.0 million in 2000, $4.0 million in 2001, $5.5 million in 2002 and $5.2 million in 2003 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 10.  LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for long-term debt outstanding at December 31, 1998 are as follows:

YEAR ENDING                         SINKING FUND
DECEMBER 31             MATURITIES  REQUIREMENTS     TOTAL
-----------             ----------  ------------   --------
                              (Thousands of Dollars)
1999...............      $47,500      $ 4,452      $51,952
2000...............       55,000        4,242       59,242
2001...............       40,000        3,692       43,692
2002...............       50,000        3,542       53,542
2003...............       31,000        3,142       34,142

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In 1998, $84.0 million of Unsecured Medium-Term Notes were issued, while $14.0 million of Unsecured Medium-Term Notes matured or were redeemed. In 1997, $20.0 million of First Mortgage Bonds in the form of Secured Medium-Term Notes were issued, while $26.5 million of Secured Medium-Term Notes and $25.0 million of Unsecured Medium-Term Notes matured or were repurchased. As of December 31, 1998, the Company had remaining authorization to issue up to $89.0 million of Secured Medium-Term Notes, which were issued in January 1999, and $166.0 million of Unsecured Medium-Term Notes.

At December 31, 1998, the Company had no outstanding balances under borrowing arrangements. See Note 11 for details of credit agreements.

Included in other long-term debt are the following items related to non-energy operations (thousands of dollars):

                                               OUTSTANDING AT DECEMBER 31,
                                               --------------------------
                                                  1998         1997
                                                 -------      -------
Notes payable - variable rates through 2002      $50,288      $40,480
Capital lease obligations .................        7,176        7,601
                                                 -------      -------
     Total non-energy .....................       57,464       48,081
  Less: current portion ...................       15,165       12,177
                                                 -------      -------
     Net non-utility long-term debt .......      $42,299      $35,904
                                                 =======      =======


NOTE 11.  BANK BORROWINGS

At December 31, 1998, the Company maintained lines of credit with various banks under two separate credit agreements amounting to $200.0 million. The Company has one revolving line of credit, expiring June 29, 1999, which provides a total credit commitment of $125 million. The second revolving credit agreement, which expires on June 29, 2001, provides a total credit commitment of $75 million. The Company pays commitment fees of up to 0.09% per annum on the average daily unused portion of each credit agreement.

In addition, under various agreements with banks, the Company can have up to $100.0 million in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provide, if funds are made available, for fixed-term loans for up to 180 days at a fixed rate of interest.

The amount of unused letter of credit available to Avista Corp. for use in Generation and Resources activities totaled $2.5 million at December 31, 1998. This letter of credit expires on February 28, 1999.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Balances and interest rates of bank borrowings under these arrangements were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                   -----------------------
                                                      1998          1997
                                                    -------       -------
                                                    (Thousands of Dollars)
BALANCE OUTSTANDING AT END OF PERIOD:
   Fixed-term loans ..........................      $    --       $60,000
   Revolving credit agreement ................           --        48,500

MAXIMUM BALANCE DURING PERIOD:
   Fixed-term loans ..........................      $94,000       $60,000
   Revolving credit agreement ................       51,000        48,500

AVERAGE DAILY BALANCE DURING PERIOD:
   Fixed-term loans ..........................      $47,651       $23,737
   Revolving credit agreement ................       21,340         8,981

AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
   Fixed-term loans ..........................         5.69%         5.81%
   Revolving credit agreement ................         5.80          5.66

AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
   Fixed-term loans ..........................           --%         6.20%
   Revolving credit agreement ................           --          6.39


Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with a commercial bank in the aggregate amount of $100 million, expiring April 1, 1999. The credit agreement may be terminated by the bank at any time and all extensions of credit under the agreement are payable upon demand, in either case at the bank's sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparts. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum cash component of credit extended by the bank is $30 million, with availability of up to $100 million for the issuance of letters of credit. At December 31, 1998 and 1997, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $20.2 million and $2.8 million at December 31, 1998 and 1997, respectively. The total amount of unused credit available to the Company at December 31, 1998 was $79.8 million.

Non-energy operations have $54.0 million in short-term borrowing arrangements available. At December 31, 1998 and 1997, $21.4 million and $18.6 million, respectively, were outstanding.

NOTE 12. LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from one to thirteen years and expiration dates from 1999 to 2011. Certain of the lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets for varying amounts over the term of the lease. The Company's management believes that the likelihood of the occurrence of the specified events under which the Company could be required to purchase the property is remote. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $17.6 million, $16.9 million and $15.2 million, respectively. Future minimum lease payments (in thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are estimated as follows:

                  Year ending December 31:
                      1999                                       $ 9,173
                      2000                                         8,356
                      2001                                         8,022
                      2002                                         7,164
                      2003                                         6,573
                      Later years                                 32,645
                                                                 -------
                  Total minimum payments required                $ 71,933
                                                                 ========

The Company also has various other cancelable operating leases, which are charged to operating expense, consisting of the Rathdrum combustion turbines, the Company airplane and a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The payments under National Energy Trading and Marketing's and Non-energy's capital leases for the next five years are $3.0 million in 1999, $2.4 million in 2000, $1.0 million in 2001, $0.5 million in 2002 and $0.1 million in 2003.

NOTE 13.  PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:

In December 1998, as part of a dividend restructuring plan, the Company issued 1,540,460 shares of its $12.40 Convertible Preferred Stock, Series L. See Note 14 for additional information.

The Company redeemed its $50 million of Flexible Auction Preferred Stock, Series J in August 1997. The dividend rate on this preferred stock was reset every 49 days based on an auction.

CUMULATIVE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION:

Redemption requirements:

        $6.95, Series K - On September 15, 2002, 2003, 2004, 2005 and 2006, the
        Company must redeem 17,500 shares at $100 per share plus accumulated dividends through a mandatory sinking fund. Remaining shares must be redeemed on September 15, 2007. The Company has the right to redeem an additional 17,500 shares on each September 15 redemption date.

There are $3.5 million in mandatory redemption requirements during the 1999-2003 period.

In June 1998, the Company redeemed the final $10 million, or 100,000 shares, of its $8.625 Series I.


NOTE 14.  CONVERTIBLE PREFERRED STOCK

In December 1998, as part of a dividend restructuring plan, the Company issued 1,540,460 shares of its $12.40 Convertible Preferred Stock, Series L, in exchange for 15,404,595 shares of common stock, on the basis of a one-tenth interest in one share of preferred stock for each share of common stock. The Convertible Preferred Stock, Series L has a liquidation preference of $182.8125 per share.

Unless previously converted into common stock by the Company, on November 1, 2001 each share of the Convertible Preferred Stock, Series L will be converted into (1) ten shares of common stock (subject to antidilution adjustments) and
(2) the right to receive an amount, in cash, equal to accrued and unpaid dividends.

The Convertible Preferred Stock, Series L may be converted, at the option of the Company, at any time prior to November 1, 2001, in whole but not in part, into, for each share so converted (1) a number of shares of common stock equal to the Optional Conversion Price then in effect, plus (2) the right to receive an amount, in cash, equal to the accrued and unpaid dividends thereon to but excluding the conversion date, plus (3) the right to receive the Optional Conversion Premium. As used above,

* the "Optional Conversion Price" will be, for each share of Convertible Preferred Stock, Series L so converted, a number of shares of common stock equal to the lesser of (a) the amount of $24 divided by an amount equal to the current market price of the common stock, multiplied by ten and (b) one share of common stock (subject to antidilution adjustments); and

* the "Optional Conversion Premium" will be, for each share of Convertible Preferred Stock, Series L so converted, an amount in cash, initially equal to $20.90, declining by $0.02111 for each day following December 15, 1998 to and including the optional conversion date and equal to zero on and after September 15, 2001; provided, however, that in lieu of delivering such amount in cash, the Company may, at its option, deliver a number of shares of common stock equal to the quotient of such amount divided by an amount equal to the current market price of the common stock.

NOTE 15. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

On January 23, 1997, Avista Capital I, a business trust, issued to the public $60,000,000 of Preferred Trust Securities having a distribution rate of 7 7/8%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,855,675 of Common Trust Securities to the Company. The sole assets of the Trust are the

AVISTA CORPORATION
--------------------------------------------------------------------------------

Company's 7 7/8% Junior Subordinated Deferrable Interest Debentures, Series A, with a principal amount of $61,855,675. These debt securities may be redeemed at the Company's option on or after January 15, 2002 and mature January 15, 2037.

On June 3, 1997, Avista Capital II, a business trust, issued to the public $50,000,000 of Preferred Trust Securities having a floating distribution rate of LIBOR plus 0.875%, calculated and reset quarterly (initially 6.6875%). The distribution rate paid during 1998 ranged from 6.77734% to 6.13625%, which was the rate outstanding at December 31, 1998. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,547,000 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51,547,000. These debt securities may be redeemed at the Company's option on or after June 1, 2007 and mature June 1, 2037.

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

NOTE 16.  FAIR VALUE OF FINANCIAL SECURITIES

The fair value of the Company's long-term debt (excluding notes payable and other) at December 31, 1998 and 1997 is estimated to be $735.5 million, or 107% of the carrying value and $647.3 million, or 105% of the carrying value, respectively. The fair value of the Company's mandatorily redeemable preferred stock at December 31, 1998 and 1997 is estimated to be $38.5 million, or 110% of the carrying value and $49.8 million, or 111% of the carrying value, respectively. The fair value of the Company's preferred trust securities at December 31, 1998 and 1997 is estimated to be $106.9 million, or 97% of the carrying value and $109.4 million, or 99% of the carrying value, respectively. These estimates are all based on available market information. The fair value of the Company's convertible preferred securities at December 31, 1998 was $301.4 million, or 112%, of the carrying value. This valuation was based on the closing price of the securities on December 31, 1998.

NOTE 17. COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($9.3 million at December 31, 1998) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 1998, the cost recorded for the Plan was $3.7 million. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $0.9 million, $2.8 million and $0.9 million, respectively.

In February 1990, the Company adopted a shareholder rights plan, which was subsequently amended, pursuant to which holders of Common Stock outstanding on March 2, 1990, or issued thereafter, have been granted one preferred share purchase right (Right) on each outstanding share of Common Stock. Each Right, initially evidenced by and traded with the shares of Common Stock, entitles the registered holder to purchase one two-hundredth of a share of Preferred Stock of the Company, without par value, at an exercise price of $40, subject to certain adjustments, regulatory approval and other specified conditions. The Rights will be exercisable only if a person or group acquires 10% or more of the Common Stock or announces a tender offer, the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the Common Stock. Upon any such acquisition, each Right would entitle the holder to purchase a number of shares of Common Stock of the Company (or, in the case of a merger of the Company into another person or group, common stock of the acquiring person) having a fair market value equal to twice the exercise price. In no event will the Rights be exercisable by a person which has acquired 10% or more of the Company's Common Stock. The Rights may be redeemed, at a redemption price of $0.005 per Right, by the Board of Directors of the Company at any time until any person or group has acquired 10% or more of the Common Stock. The Rights will expire on February 16, 2000.

During 1992, the Company received authorization to issue 1.5 million shares of Common Stock under a second Periodic Offering Program (POP). No shares were issued under the POP during 1996, 1997 or 1998. At December 31, 1998, 572,400 shares remained authorized but unissued.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company's stockholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company's Common Stock at current market value.

The Company purchases stock on the open market to fulfill obligations of the 401(K) and Dividend Reinvestment Plans. Sales of Common Stock for 1998, 1997 and 1996 are summarized below (thousands of dollars):

                                                    1998                           1997                        1996
                                          -------------------------    --------------------------   --------------------------
                                             Shares        Amount        Shares         Amount        Shares         Amount
                                          -----------   -----------    -----------    -----------   -----------    -----------
Balance at January 1 ...............       55,960,360   $   594,852     55,960,360    $   594,852    55,947,967    $   594,636
  Exchange for preferred stock .....      (15,404,595)     (213,451)            --             --            --             --
  Stock options/restricted stock ...         (102,036)           --             --             --            --             --
  Employee Investment Plan (401-K)..               --            --             --             --            --
Dividend Reinvestment Plan .........               --            --             --             --        12,393            216
                                          -----------   -----------    -----------    -----------   -----------    -----------
  Total issues (exchanges/purchases)      (15,506,631)     (213,451)            --             --        12,393            216
                                          -----------   -----------    -----------    -----------   -----------    -----------
Balance at December 31 .............       40,453,729   $   381,401     55,960,360    $   594,852    55,960,360    $   594,852
                                          ===========   ===========    ===========    ===========   ===========    ===========


NOTE 18.  EARNINGS PER SHARE

Average shares outstanding for basic EPS were 54,603,926 in 1998. At December 31, 1998, 1,540,460 shares of $12.40 Convertible Preferred Stock, Series L, which were convertible into 15,404,595 million shares of common stock, were outstanding. All of these potential common shares were excluded from the computation of diluted EPS for 1998 because their inclusion had an antidilutive effect on EPS. Options to purchase 647,900 shares of common stock were outstanding during 1998, but 150,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive. Average number of common shares outstanding for both basic and diluted EPS was 55,960,360 for both 1997 and 1996. Basic and diluted EPS were the same in 1997 and 1996 as the Company did not have any common stock equivalents outstanding in either of those years.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                           1998          1997         1996
                                                         --------      --------      --------
Net income                                               $ 78,139      $114,797      $ 83,453
Less:  Preferred stock dividends                            8,399         5,392         7,978
                                                         --------      --------      --------
Income available for common stock-basic                    69,740       109,405        75,475
Convertible Preferred Stock, Series L,
    dividend requirements                                      --            --            --
                                                         --------      --------      --------
Income available for common stock-diluted                $ 69,740      $109,405      $ 75,475
                                                         ========      ========      ========
Weighted-average number of common shares
    outstanding-basic                                      54,604        55,960        55,960
Conversion of Convertible Preferred Stock, Series L            --            --            --
Exercise of stock options                                      54            --            --
                                                         --------      --------      --------
Weighted-average number of common shares
           outstanding-diluted                             54,658        55,960        55,960
Earnings per common share
    Basic                                                $   1.28      $   1.96      $   1.35
    Diluted                                              $   1.28      $   1.96      $   1.35

For additional information regarding the convertible preferred stock and stock option plans, see Notes 14 and 19, respectively.

NOTE 19.  STOCK COMPENSATION PLANS

The Company and certain subsidiaries have adopted stock-based compensation plans.

Avista Corp.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (Plan). Under the Plan, certain key employees, directors and officers of the Company and its

AVISTA CORPORATION
--------------------------------------------------------------------------------

subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has made available a maximum of 2.5 million shares of its common stock for grant under the Plan. The shares issued under the Plan will be purchased by the trustee on the open market.

The following summarizes stock options activity for 1998 under the Plan:

                                                         Number       Exercise Price
                                                        of Shares         Range
                                                        ----------    ---------------
Granted                                                  589,800      $18.31 - 22.62
Exercised                                                     --                  --
Cancelled                                                     --                  --
                                                         -------
Unexercised options outstanding - December 31, 1998      589,800
                                                         =======
Exercisable Options - December 31, 1998                       --

Option grants vest 25% per year over four years and expire 10 years after issuance.

Weighted average exercise price of options
granted during the year                                  $  20.14

Weighted average fair value of options
granted during the year                                  $  4.74(1)

(1) The fair values of these options were estimated at the dates of the grants using a Black-Scholes option pricing model using the following assumptions: dividend yield of 3.01%, expected volatility of 22.19%, risk-free interest rate range of 4.81% to 5.53% depending on the grant date, and an expected life of 7 years.

The Company granted 102,036 shares of restricted common stock under the Plan in 1998. Plan participants are entitled to dividends and to vote their respective shares. The sale or transfer of restricted stock is prohibited during the vesting period except as specified in the award agreements. The value of restricted stock awards is established by the average market price on the date of grant. Restricted stock awarded in 1998 have vesting periods from 4 - 5 years.

Common equity was reduced in the accompanying Consolidated Balance Sheets by the cost of restricted shares acquired by the Plan trustee on the open market. Accordingly, the Company is recording compensation expense ratably over the restriction periods based on the reduction to common equity.

The Company accounts for stock based compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. As the exercise price for options granted under the Plan was equal to the market price at grant date, no compensation expense has been recorded by the Company in connection this the Plan. In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," compensation expense is determined based on the fair value of the award and recognizes that cost over the service period. Had compensation costs for these plans been determined based on the fair value at the grant dates with FAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                      1998
                                    -------
Net income (in thousands):
As reported                         $78,139
Pro forma                           $76,891(2)

Basic EPS as reported                 $1.28
Proforma Basic EPS                    $1.25
Diluted EPS as Reported               $1.28
Proforma Diluted EPS                  $1.25

(2)     Includes pro forma effect of subsidiary companies stock option plans.

Subsidiary Companies

Certain subsidiaries of the Company have adopted employee stock incentive plans under which key employees and directors were granted the opportunity to purchase shares of subsidiary common stock at prices equal to the fair market value as determined by each subsidiary's Board of Directors. Restricted shares are subject to transfer agreements and vest over various periods as defined in the plans. The subsidiaries record compensation expense based on the increase in the adjusted net book value of the shares subject to the plans.

Certain subsidiaries of the Company have adopted employee stock incentive plans under which certain employees and directors of the Company and the subsidiaries are granted options to purchase subsidiary shares at prices no less than the fair market value on the date of grant. Options outstanding under these plans usually become fully

AVISTA CORPORATION
--------------------------------------------------------------------------------

exercisable between three and five years from the date granted and terminate ten years from the date granted. Upon termination of employment, vested options may be exercised and the related subsidiary shares may be, but are not required to be, repurchased by the applicable subsidiary at fair value.

NOTE 20.  COMMITMENTS AND CONTINGENCIES

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

NEZ PERCE TRIBE

On December 6, 1991, the Nez Perce Tribe filed an action against the Company in
U. S. District Court for the District of Idaho alleging, among other things, that two dams formerly operated by the Company, the Lewiston Dam on the Clearwater River and the Grangeville Dam on the South Fork of the Clearwater River, provided inadequate passage to migrating anadromous fish in violation of rights under treaties between the Tribe and the United States made in 1855 and 1863. The Lewiston and Grangeville Dams, which had been owned and operated by other utilities under hydroelectric licenses from the Federal Power Commission (the "FPC", predecessor of the FERC) prior to acquisition by the Company, were acquired by the Company in 1937 with the approval of the FPC, but were dismantled and removed in 1973 and 1963, respectively. Allegations of actual loss under different assumptions ranged between $425 million and $650 million, together with $100 million in punitive damages.

On November 21, 1994, the Company filed a Motion for Summary Judgment of Dismissal. On March 28, 1996, a U.S. District judge entered a summary judgment in favor of the Company dismissing the complaint. The Tribe filed a notice of appeal to the Ninth Circuit Court of Appeals on April 24, 1996. A mediation conference was held on October 11, 1996. Following the conclusion of that conference, briefing schedules were vacated indefinitely to accommodate a mediation process, which ultimately resulted in a settlement of this matter on January 15, 1999. In accordance with that settlement, the Company will pay the Nez Perce Tribe $2.5 million initially, part of which was already expensed and the remainder deferred for possible future rate recovery. The Company will provide 44 annual payments thereafter in the amount of $835,498 for utility taxes, Tribal employment rights, fees and rights-of-ways, which will be expensed as paid.

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

The Company pursued recovery from insurers and reached settlement with one of the two insurance carriers. On December 13, 1996, the Company filed a Complaint for declaratory relief and money damages against Underwriters at Lloyds of London (Lloyds), the remaining carrier, in Spokane County Superior Court. The purpose of this action was to seek a declaration of the insurance policies issued to the Company by Lloyds with respect to any liabilities of the Company for environmental damage associated with the oil spill at the Central Steamplant and other environmental remediation efforts. The policies at issue were in effect during the period between 1926 and 1966; thereafter, the Company maintained its policies with a new underwriter, Aegis. The Company's Complaint sought money damages in excess of $16 million. On March 10, 1999, Avista Corp. and Lloyds signed a settlement agreement resolving the claim.

SPOKANE GAS PLANT

The Company is participating with the Washington State Department of Transportation in an environmental study relating to the former Spokane Natural Gas Plant site (which was operated as a coal gasification plant for

AVISTA CORPORATION
--------------------------------------------------------------------------------

approximately 60 years until 1948) acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington's Department of Ecology that it had been designated as a potentially liable person (PLP) with respect to any hazardous substances located on this site, stemming from the Company's past ownership of the former Gas Plant. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and implement appropriate remedial measures.

The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. The Company also committed to pursue additional characterization of the site, with more drillings and samples, and is in the process of determining the extent of further work. The Company will be negotiating with the DOE on the remedial measures.

EASTERN PACIFIC ENERGY

On October 9, 1998, Eastern Pacific Energy (Eastern Pacific), an energy aggregator participating in the restructured retail energy market in California, filed suit against the Company and its affiliates, Avista Advantage and Avista Energy in the United States District Court for the Central District of California. Eastern Pacific alleges, among other things, a breach of an oral or implied joint venture agreement whereby the Company agreed to supply not less than 300 megawatts of power to Eastern Pacific's California customers and that Avista Advantage agreed to provide energy-related products and services. The complaint seeks an unspecified amount of damages and also seeks to recover any future profits earned from sales of the aforementioned amount of power to California consumers. The Company and its affiliates intend to vigorously defend against all of the claims.

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. Following a responsive pleading from the plaintiff, the court took the matter under advisement and notified the parties that a decision will be issued in due course concerning this motion to dismiss.

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

As of December 31, 1998, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 50% of employees. The current agreement with the union local representing the majority of the bargaining unit employees expires on March 25, 2002. A local agreement in the South Lake Tahoe area, which represents 7 employees, also expires on March 25, 1999. The Company and the union are currently negotiating this agreement.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 21.  ACQUISITIONS AND DISPOSITIONS

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

During the first quarter of 1998, Pentzer sold Systran Financial Services, resulting in an after-tax gain of $5.5 million. In May 1997, Pentzer sold its interest in a portfolio company, Safety Speed Cut, resulting in a gain of approximately $2.0 million, net of taxes. In 1996, Pentzer Development Corporation, a subsidiary of Pentzer, sold the Spokane Industrial Park, resulting in a gain of approximately $10.8 million, net of taxes and other adjustments.

In November 1998, the Company reached an agreement in principal to purchase a majority ownership in One Eighty Communications, a competitive local exchange carrier that provided local dial tone and data services to commercial accounts in local communities. The acquisition was completed in January 1999, and the new company was renamed Avista Communications. It will provide local high-speed telecommunications services to under-served Northwest communities.

In December 1998, Avista Energy Canada, Ltd. acquired Coast Pacific Management, Inc. (Coast Pacific), a natural gas marketing company based in Vancouver, British Columbia, Canada. Coast Pacific manages and transports approximately 70,000 MMBtu of natural gas per day to some 70 large and medium size industrial customers throughout British Columbia. Coast Pacific also acts as gas manager for more than 40% of the large industrial market in the interior of British Columbia.

Effective February 1, 1999, Avista Energy completed and closed the purchase of Vitol Gas & Electric, LLC (Vitol), based in Boston, Massachusetts. Vitol is one of the top 20 energy marketing companies in the United States. Vitol trades gas, electricity, coal and SO2 allowances in markets in the eastern half of the United States. The acquisition was funded through the issuance of additional shares of common stock to Avista Capital.

NOTE 22.  MERGER TERMINATION

On June 28, 1996, the Board of Directors of the Company terminated the Agreement and Plan of Reorganization and Merger, dated as of June 27, 1994 by and among the Company, Sierra Pacific Resources (SPR), Sierra Pacific Power Company, a subsidiary of SPR (SPPC), and Altus Corporation, a wholly owned subsidiary of the Company (Altus, formerly named Resources West Energy Corporation), which would have provided for the merger of the Company, SPR and SPPC with and into Altus. The Company had approximately $15.8 million, or $10.3 million after-tax, in merger-related transaction and transition costs that were expensed in 1996. No increase in rates occurred as a result of these costs being expensed.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 23.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. A summary of quarterly operations (in thousands of dollars except per share amounts) for 1998 and 1997 follows:

                                                                          THREE MONTHS ENDED
                                               ----------------------------------------------------------------------
                                                  MARCH                JUNE             SEPTEMBER          DECEMBER
                                                    31                  30                 30                  31
                                               -----------         -----------         -----------        -----------
1998
Operating revenues ....................        $   571,678         $   632,995         $ 1,434,055        $ 1,045,256
Operating income ......................             56,633              41,942              24,303             49,942
Net income ............................             32,232              15,643               8,707             21,557
Income available for common stock .....             31,408              14,855               8,099             15,378
Outstanding common stock (000s):
  Weighted average ....................             55,960              55,960              55,960             50,669
  Actual ..............................             55,960              55,960              55,960             40,454
Earnings per share:
  Energy Delivery and
     Generation and Resources .........        $      0.40         $      0.17         $      0.10        $      0.21
  National Energy Trading and Marketing               0.03                0.07               (0.01)              0.13
  Non-energy ..........................               0.13                0.03                0.05              (0.03)
                                               -----------         -----------         -----------        -----------
  Total, Basic and Diluted ............        $      0.56         $      0.27         $      0.14        $      0.31
Dividends paid per common share .......        $      0.31         $      0.31         $      0.31        $      0.12
Trading price range per share:
  High ................................        $        24 13/16   $       24 7/8      $        22 13/16  $        20 3/16
  Low .................................        $        21 11/16   $       20 13/16    $        16 1/4    $        17 1/2

1997
Operating revenues ....................        $   284,046         $   236,274         $   295,076        $   486,776
Operating income ......................             64,060              34,669              29,707             61,028
Net income ............................             29,848              48,475              13,237             23,237
Income available for common stock .....             28,070              46,663              12,258             22,414
Outstanding common stock (000s):

  Weighted average ....................             55,960              55,960              55,960             55,960
  Actual ..............................             55,960              55,960              55,960             55,960
Earnings per share:
  Energy Delivery and

     Generation and Resources .........        $      0.49         $      0.81         $      0.12        $      0.29
  National Energy Trading and Marketing              (0.01)              (0.03)              (0.02)              0.10
  Non-energy ..........................               0.02                0.05                0.12               0.02
                                               -----------         -----------         -----------        -----------
  Total, Basic and Diluted ............        $      0.50         $      0.83         $      0.22        $      0.41
Dividends paid per common share .......        $      0.31         $      0.31         $      0.31        $      0.31

Trading price range per share:

  High ................................        $        19         $       19 7/8      $        21 1/4    $         24 13/16
  Low .................................        $        17 3/8     $       17 3/8      $        18 7/8    $         18 15/16




The effects of the conversion from common stock to convertible preferred stock are reflected in the fourth quarter 1998 results. See Notes 14 and 18.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1999.


Executive Officers of the Registrant

Name                  Age       Business Experience During Past 5 Years
----                  ---       ---------------------------------------
Thomas M. Matthews    55        Chairman of the Board, President & Chief
                                Executive Officer since October 1998; Chairman
                                of the Board & Chief Executive Officer July 1998
                                - October 1998; prior to employment with the
                                Registrant: President - Dynegy 1996 to July
                                1998; Vice President - Texaco, Inc. 1994 - 1996.

Jon E. Eliassen       52        Senior Vice President & Chief Financial Officer
                                since November 1998; Senior Vice President,
                                Chief Financial Officer & Treasurer December
                                1997 - November 1998; Senior Vice President &
                                Chief Financial Officer August 1996 - December
                                1997; Vice President - Finance & Chief Financial
                                Officer February 1986 - August 1996.

Gary G. Ely           51        Executive Vice President since February 1999;
                                Senior Vice President & General Manager August
                                1996 - February 1999; Vice President - Natural
                                Gas February 1991- August 1996.

David J. Meyer        45        Senior Vice President & General Counsel since
                                September 1998; prior to employment with the
                                Registrant: Attorney - Paine Hamblen Coffin
                                Brooke & Miller 1974 - September 1998.

Robert D. Fukai       49        Vice President - External Relations since August
                                1996; Vice President - Human Resources,
                                Corporate Services & Marketing January 1993
                                August 1996.

JoAnn G. Matthiesen   58        Vice President - Human Resources since August
                                1996; Vice President - Organization
                                Effectiveness, Public Relations & Assistant to
                                the Chairman January 1993 - August 1996.

Ronald R. Peterson    46        Vice President and Treasurer since November
                                1998; Vice President and Controller February
                                1998 - November 1998; Controller August 1996 -
                                February 1998; Treasurer February 1992 - August
                                1996.

Terry L. Syms         50        Vice President and Corporate Secretary since
                                February 1998; Corporate Secretary March 1988 -
                                February 1998.

Edward H. Turner      43        Vice President & General Manager - Energy
                                Delivery since November 1998; prior to
                                employment with the Registrant: Director of
                                Industrial Sales and various other positions -
                                Houston Lighting & Power Company and Houston
                                Industries Incorporated for 24 years.

Roger D. Woodworth    42        Vice President - Corporate Development since
                                November 1998; Director of Corporate Development
                                and various other positions with the Company
                                since 1979.


All of the Company's executive officers, with the exception of Messrs. Turner and Woodworth, were officers or directors of one or more of the Company's subsidiaries in 1998.

Executive officers are elected annually by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

        None.

(b)     Security ownership of management:

        Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1999.

(c)     Changes in control:

        None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 13, 1999.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements (Included in Part II of this report):

        Independent Auditors' Report

        Consolidated Statements of Income, Comprehensive Income and Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996

        Consolidated Balance Sheets, December 31, 1998 and 1997

        Consolidated Statements of Capitalization, December 31, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

        Schedule of Information by Business Segments for the Years Ended December 31, 1998, 1997 and 1996

        Notes to Financial Statements

(a) 2.  Financial Statement Schedules:

          None

(a) 3.  Exhibits:

        Reference is made to the Exhibit Index commencing on page 75. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

        Dated June 4, 1998, announcing the appointment of the Company's new Chief Executive Officer.

        Dated August 19, 1998, regarding a dividend restructuring plan, a broad corporate refocus and the corporate name change.

        Dated October 21, 1998, announcing third quarter earnings, a potential future rate increase in Idaho, a lawsuit filed against the Company, a potential change in capital expenditures in future periods and an update on the Company's progress on the Year 2000 issue.

        Dated January 6, 1999, regarding the corporate name change effective January 1, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE WASHINGTON WATER POWER COMPANY

      March 19, 1999              By           /s/  T. M. Matthews
-------------------------           --------------------------------------------
           Date                                     T. M. Matthews
                                    Chairman of the Board, President and Chief
                                                Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Title                 Date
               ---------                                      -----                 ----


            /s/  T. M. Matthews                        Principal Executive      March 19, 1999
-------------------------------------------            Officer and Director
  T. M. Matthews (Chairman of the Board,
  President and Chief Executive Officer)



            /s/  J. E. Eliassen                         Principal Financial     March 19, 1999
------------------------------------------             and Accounting Officer
   J. E. Eliassen (Senior Vice President
       and Chief Financial Officer)


            /s/  David A. Clack                               Director          March 19, 1999
-------------------------------------------
              David A. Clack


          /s/  Sarah M. R. Jewell                             Director          March 19, 1999
-------------------------------------------
            Sarah M. R. Jewell


            /s/  John F. Kelly                                Director          March 19, 1999
-------------------------------------------
               John F. Kelly


           /s/  Eugene W. Meyer                               Director          March 19, 1999
-------------------------------------------
              Eugene W. Meyer


             /s/ Bobby Schmidt                                Director          March 19, 1999
-------------------------------------------
               Bobby Schmidt


           /s/  Larry A. Stanley                              Director          March 19, 1999
-------------------------------------------
             Larry A. Stanley


            /s/  R. John Taylor                               Director          March 19, 1999
-------------------------------------------
              R. John Taylor


          /s/  Daniel J. Zaloudek                             Director          March 19, 1999
-------------------------------------------
            Daniel J. Zaloudek

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 2-81697, 2-94816, 33-54791, and 33-32148 on Form S-8, and in Registration
Statement Nos. 33-49662, 33-53655, 333-39551,333-16353, 333-16353-01,
333-16353-02, and 333-16353-03 on Form S-3 of our report dated January 29, 1999 (February 1, 1999 as to Note 21 and March 10, 1999 as to Note 20), appearing in this Annual Report on Form 10-K of Avista Corporation for the year ended December 31, 1998.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
March 19, 1999

                                  EXHIBIT INDEX


                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
3(a)                      **                                Restated Articles of Incorporation of
                                                              Avista Corporation as restated
                                                              February 25, 1999.

3(b)                      **                                Bylaws of Avista Corporation, as amended
                                                              January 1, 1999.

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

4(a)-16                   2-60728               2(b)-15     Fifteenth Supplemental Indenture, dated as
                                                              of May 1, 1973.

4(a)-17                   2-60728               2(b)-16     Sixteenth Supplemental Indenture, dated as
                                                              of February 1, 1975.

4(a)-18                   2-60728               2(b)-17     Seventeenth Supplemental Indenture, dated as
                                                              of November 1, 1976.

4(a)-19                   2-69080               2(b)-18     Eighteenth Supplemental Indenture, dated as
                                                              of June 1, 1980.

4(a)-20                   1-3701 (with          4(a)-20     Nineteenth Supplemental Indenture, dated as
                          1980 Form 10-K)                     of January 1, 1981.

4(a)-21                   2-79571               4(a)-21     Twentieth Supplemental Indenture, dated as
                                                              of August 1, 1982.

4(a)-22                   1-3701 (with          4(a)-22     Twenty-First Supplemental Indenture, dated
                          Form 8-K dated                      as of September 1, 1983.
                          September 20, 1983)

4(a)-23                   2-94816               4(a)-23     Twenty-Second Supplemental Indenture, dated
                                                              as of March 1, 1984.

------------

 *Incorporated herein by reference.

**Filed herewith.

                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
4(a)-24                   1-3701 (with          4(a)-24     Twenty-Third Supplemental Indenture, dated
                          1986 Form 10-K)                     as of December 1, 1986.

4(a)-25                   1-3701 (with          4(a)-25     Twenty-Fourth Supplemental Indenture, dated
                          1987 Form 10-K)                     as of January 1, 1988.

4(a)-26                   1-3701 (with         4(a)-26      Twenty-Fifth Supplemental Indenture, dated as
                          1989 Form 10-K)                     of October 1, 1989.

4(a)-27                   33-51669              4(a)-27     Twenty-Sixth Supplemental Indenture, dated as
                                                              of April 1, 1993.

4(a)-28                   1-3701 (with          4(a)-28     Twenty-Seventh Supplemental Indenture, dated
                          1993 Form 10-K)                     as of January 1, 1994.

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

4(b)-2                    1-3701 (with          4(e)-2      Indenture of Trust, Pollution Control
                          1989 Form 10-K)                     Revenue Refunding Bonds (Series 1989 A and
                                                              1989 B) between City of Forsyth, Rosebud
                                                              County, Montana and Chemical Bank, dated
                                                              as of November 1, 1989. Replaces Exhibit
                                                              4(e)-2 (Indenture of Trust between City of
                                                              Forsyth, Rosebud County, Montana and
                                                              Chemical Bank dated as of October 1, 1986)
                                                              filed with Form 10-K for 1986 and Exhibit
                                                              4(g)-2 (Indenture of Trust between City of
                                                              Forsyth, Rosebud County, Montana and
                                                              Chemical Bank, dated as of April 1, 1987)
                                                              filed with Form 10-K for 1987.

4(c)-1                    1-3701 (with          4(h)-1      Indenture between the Company and Chemical
                          1988 Form 10-K)                     Bank dated as of July 1, 1988 (Series A
                                                              and B Medium-Term Notes).

4(d)-1                    **                                Credit Agreement between the Company and
                                                              Toronto Dominion (Texas), Bank of
                                                              America National Trust and Savings
                                                              Association and The Bank of New York
                                                              with Toronto Dominion as the agent,
                                                              dated June 30, 1998.

4(d)-2                    **                                Credit Agreement between the Company and
                                                              Toronto Dominion (Texas), Bank of
                                                              America National Trust and Savings
                                                              Association and The Bank of New York
                                                              with Toronto Dominion as the agent,
                                                              dated June 30, 1998.

4(e)-1                    1-3701 (with          4(n)        Rights Agreement, dated as of February 16,
                          Form 8-K dated                      1990, between  the Company and the Bank
                          February 16, 1990)                  of New York as successor Rights Agent.

4(e)-2                    1-3701 (with          4(b)        Amendment No. 1 to Rights Agreement, dated
                          1994 First Quarter                  as of May 10, 1994.
                          Form 10-Q)


-------------

   *Incorporated herein by reference.

  **Filed herewith.

                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
4(e)-3                    1-3701 (with 1994      4(b)       Amendment No. 2 to Rights Agreement,
                          Third Quarter                       dated as of June 27, 1994.
                          Form 10-Q)

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

---------

 *Incorporated herein by reference.

**Filed herewith.

                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
10(g)-2                   1-3701 (with Form     10(h)-3     Centralia Fuel Supply Agreement between
                          10-K for 1991)                      PacifiCorp Electric Operations, as the
                                                              Seller, and the Company, Puget Sound Power
                                                              & Light Company, Portland General Electric
                                                              Company, Seattle City Light, Tacoma City
                                                              Light and Grays Harbor and Snohomish
                                                              County Public Utility Districts, as the
                                                              Buyers of coal for the Centralia Steam
                                                              Electric Generating Plant, dated as of
                                                              January 1, 1991.

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

10(h)-3                   1-3701 (with          10(i)-3     Agreement between Bonneville Power
                          Form 10-K for                       Administration, the Montana Power Company, Pacific
                          1986)                               Power & Light, Portland General Electric, Puget
                                                              Sound Power & Light, the Company and the Supply
                                                              System for relocation costs of Nuclear Project No.
                                                              1 (Hanford) dated as of July 9, 1986.

10(i)-1                   2-60728               5(n)        Ownership Agreement of Nuclear Project No.
                                                              3, sponsored by Washington Public Power
                                                              Supply System, dated as of September 17,
                                                              1973.

10(i)-2                   1-3701 (with          1           Settlement Agreement and Covenant Not to
                          Form 10-Q for                       Sue executed by the United States
                          quarter ended                       Department of Energy acting by and through
                          September 30,                       the Bonneville Power Administration and
                          1985)                               the Company, dated as of September 17,
                                                              1985, describing the settlement of Project
                                                              3 litigation.

10(i)-3                   1-3701 (with          2           Agreement to Dismiss Claims and Covenant
                          Form 10-Q for                       Not to Sue between the Washington Public
                          quarter ended                       Power Supply System and the Company, dated
                          September 30,                       as of September 17, 1985, describing the
                          1985)                               settlement of Project 3 litigation with
                                                              the Supply System.

10(i)-4                   1-3701 (with          3           Agreement among Puget Sound Power & Light
                          Form 10-Q for                       Company, the Company, Portland General
                          quarter ended                       Electric Company and PacifiCorp, dba
                          September 30,                       Pacific Power & Light Company, agreeing to
                          1985)                               execute contemporaneously an irrevocable
                                                              offer, to and for the benefit of the
                                                              Bonneville Power Administration, dated as
                                                              of September 17, 1985.

10(j)-1                   2-66184               5(r)        Service Agreement (Natural Gas Storage
                                                              Service), dated as of August 27, 1979,
                                                              between the Company and Northwest Pipeline
                                                              Corporation.

10(j)-2                   2-60728               5(s)        Service Agreement (Liquefaction-Storage
                                                              Natural Gas Service), dated as of December
                                                              7, 1977, between the Company and Northwest
                                                              Pipeline Corporation.

---------

 *Incorporated herein by reference.

**Filed herewith.

                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
10(j)-3                   1-3701 (with          10(k)-4     Amendment dated as of January 1, 1990, to
                          1989 Form 10-K)                     Firm Transportation Agreement, dated as of
                                                              June 15, 1988, between the Company and
                                                              Northwest Pipeline Corporation.

10(j)-4                   1-3701 (with          10(k)-6     Firm Transportation Service Agreement, dated
                          1992 Form 10-K)                     as of April 25, 1991, between the Company
                                                              and Pacific Gas Transmission Company.

10(j)-5                   1-3701 (with          10(k)-7     Service Agreement Applicable to Firm
                          1992 Form 10-K)                     Transportation Service, dated June 12,
                                                              1991, between the Company and Alberta
                                                              Natural Gas Company Ltd.

10(k)-1                   1-3701 (with          13(b)       Letter of Intent for the Construction and
                          Form 8-K for                        Ownership of Colstrip Units No. 3 and 4,
                          August 1976)                        sponsored by The Montana Power Company,
                                                              dated as of April 16, 1974.

10(k)-2                   1-3701 (with          10(s)-7     Ownership and Operation Agreement for
                          1981 Form 10-K)                     Colstrip Units No. 3 and 4, sponsored by
                                                              The Montana Power Company, dated as of May
                                                              6, 1981.

10(k)-3                   1-3701 (with         10(s)-2      Coal Supply Agreement for Colstrip Units No.
                          1981 Form 10-K)                     3 and 4 between The Montana Power Company,
                                                              Puget Sound Power & Light Company,
                                                              Portland General Electric Company, Pacific
                                                              Power & Light Company, Western Energy
                                                              Company and the Company, dated as of July
                                                              2, 1980.

10(k)-4                   1-3701 (with          10(s)-3     Amendment No. 1 to Coal Supply Agreement for
                          1981 Form 10-K)                     Colstrip Units No. 3 and 4, dated as of July
                                                              10, 1981.

10(k)-5                   1-3701 (with          10(l)-5     Amendment No. 4 to Coal Supply Agreement for
                          1988 Form 10-K)                     Colstrip Units No. 3 and 4, dated as of
                                                              January 1, 1988.

10(l)-1                   1-3701 (with          10(n)-2     Lease Agreement between the Company and IRE-4
                          1986 Form 10-K)                     New York, Inc., dated as of December 15, 1986,
                                                              relating to the Company's central operating
                                                              facility.

10(m)                     1-3701 (with          10(v)       Supplemental Agreement No. 2, Skagit/Hanford
                          1983 Form 10-K)                     Project, dated as of December 27, 1983,
                                                              relating to the termination of the
                                                              Skagit/Hanford Project.

10(n)                     1-3701 (with          10(p)-l     Agreement for Purchase and Sale of Firm
                          1986 Form 10-K)                     Capacity and Energy between Puget Sound
                                                              Power & Light Company and the Company,
                                                              dated as of August 1, 1986.

10(o)                     1-3701 (with          10(q)-1     Electric Service and Purchase Agreement
                          1991 Form 10-K)                     between Potlatch Corporation and the
                                                              Company, dated as of January 3, 1991.

10(p)                     1-3701 (with          10(s)-1     Agreements for Purchase and Sale of Firm
                          1992 Form 10-K)                     Capacity between the Company and Portland
                                                              General Electric Company dated March and
                                                              June 1992.


-----------

 *Incorporated herein by reference.

**Filed herewith.

                                 Previously Filed*
                          -------------------------------
                               With
                            Registration          As
Exhibit                       Number            Exhibit
-------                   ---------------       -------
10(q)-1                   1-3701 (with          10(t)-8     Executive Deferral Plan of the Company. (***)
                          1992 Form 10-K)

10(q)-2                   1-3701 (with          10(t)-10    The Company's Unfunded Supplemental
                          1992 Form 10-K)                     Executive Retirement Plan. (***)

10(q)-3                   1-3701 (with          10(t)-11    The Company's Unfunded Supplemental
                          1992 Form 10-K)                     Executive Disability Plan. (***)

10(q)-4                   1-3701 (with          10(t)-12    Income Continuation Plan of the Company. (***)
                          1992 Form 10-K)

10(q)-5                   **                                Long-Term Incentive Plan. (***)

10(q)-6                   **                                Employment Agreement between the Company and
                                                              T. M. Matthews. (***)

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

------------

*   Incorporated herein by reference.

**  Filed herewith.

*** Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.