Form 10-Q
period 1999-03-31
AVISTA CORP
filed 1999-05-13
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                          Commission file number 1-3701


                               AVISTA CORPORATION
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

                                 Yes [X] No [ ]


At April 30, 1999, 40,453,729 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      INDEX

                                                                                   Page No.
                                                                                   --------
Part I. Financial Information:

           Item 1. Financial Statements

                   Consolidated Statements of Income - Three Months Ended
                      March 31, 1999 and 1998 ......................................     3

                   Consolidated Balance Sheets - March 31, 1999
                      and December 31, 1998 ........................................     4

                   Consolidated Statements of Capitalization - March 31, 1999
                      and December 31, 1998 ........................................     5

                   Consolidated Statements of Cash Flows - Three Months Ended
                      March 31, 1999 and 1998 ......................................     6

                   Schedule of Information by Business Segments - Three Months Ended
                      March 31, 1999 and 1998 ......................................     7

                   Notes to Consolidated Financial Statements ......................     9

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .......................................    12

           Item 3. Quantitative and Qualitative Disclosures About Market Risk ......    18

Part II. Other Information:

           Item 5. Other Information ...............................................    18

           Item 6. Exhibits and Reports on Form 8-K ................................    19

Signature ..........................................................................    20


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                               1999                 1998
                                                            -----------          -----------
OPERATING REVENUES ................................         $ 1,212,822          $   571,678
                                                            -----------          -----------

OPERATING EXPENSES:
    Resource costs ................................           1,065,000              407,587
    Operations and maintenance ....................              52,776               48,848
    Administrative and general ....................              30,517               26,225
    Depreciation and amortization .................              19,070               17,659
    Taxes other than income taxes .................              15,096               14,726
                                                            -----------          -----------
       Total operating expenses ...................           1,182,459              515,045
                                                            -----------          -----------

INCOME FROM OPERATIONS ............................              30,363               56,633
                                                            -----------          -----------

OTHER INCOME (EXPENSE):
    Interest expense ..............................             (16,739)             (17,229)
    Net gain on subsidiary transactions ...........              16,479                7,611
    Other income (deductions)-net .................               1,586                5,126
                                                            -----------          -----------
       Total other income (expense)-net ...........               1,326               (4,492)
                                                            -----------          -----------

INCOME BEFORE INCOME TAXES ........................              31,689               52,141

INCOME TAXES ......................................              12,301               19,909
                                                            -----------          -----------

NET INCOME ........................................              19,388               32,232

DEDUCT-Preferred stock dividend requirements ......               5,384                  824
                                                            -----------          -----------

INCOME AVAILABLE FOR COMMON STOCK .................         $    14,004          $    31,408
                                                            ===========          ===========

Average common shares outstanding (thousands) .....              40,454               55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC .........         $      0.35          $      0.56

EARNINGS PER SHARE OF COMMON STOCK, DILUTED .......         $      0.34          $      0.56

Dividends paid per common share ...................         $      0.12          $      0.31


NET INCOME ........................................         $    19,388          $    32,232
                                                            -----------          -----------

OTHER COMPREHENSIVE INCOME:

    Foreign currency translation adjustment .......                 220                   --
    Unrealized investment gains/(losses)-net of tax                 415                  272
                                                            -----------          -----------

OTHER COMPREHENSIVE INCOME ........................                 635                  272
                                                            -----------          -----------

COMPREHENSIVE INCOME ..............................         $    20,023          $    32,504
                                                            ===========          ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                        March 31,        December 31,
                                                                          1999               1998
                                                                       ----------         ----------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents ................................         $   80,807         $   72,836
    Temporary cash investments ...............................                490              5,786
    Accounts and notes receivable-net ........................            443,154            456,857
    Energy commodity assets ..................................            486,131            335,224
    Option premiums paid .....................................             94,891             22,357
    Materials and supplies, fuel stock and natural gas stored              38,010             42,140
    Prepayments and other ....................................             43,543             33,396
                                                                       ----------         ----------
       Total current assets ..................................          1,187,026            968,596
                                                                       ----------         ----------

UTILITY PROPERTY:
    Utility plant in service-net .............................          2,112,292          2,095,301
    Construction work in progress ............................             42,990             45,391
                                                                       ----------         ----------
       Total .................................................          2,155,282          2,140,692
    Less:  Accumulated depreciation and amortization .........            682,408            669,750
                                                                       ----------         ----------
       Net utility plant .....................................          1,472,874          1,470,942
                                                                       ----------         ----------

OTHER PROPERTY AND INVESTMENTS:
    Investment in exchange power-net .........................             61,127             62,577
    Non-utility properties and investments-net ...............            200,738            206,773
    Energy commodity assets ..................................            205,910            236,644
    Other-net ................................................             26,606             26,016
                                                                       ----------         ----------
       Total other property and investments ..................            494,381            532,010
                                                                       ----------         ----------

DEFERRED CHARGES:
    Regulatory assets for deferred income tax ................            170,114            171,037
    Conservation programs ....................................             47,605             49,114
    Unamortized debt expense .................................             28,002             28,414
    Other-net ................................................             37,268             33,523
                                                                       ----------         ----------
       Total deferred charges ................................            282,989            282,088
                                                                       ----------         ----------

          TOTAL ..............................................         $3,437,270         $3,253,636
                                                                       ==========         ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
    Accounts payable .........................................         $  424,440         $  406,457
    Energy commodity liabilities .............................            497,963            330,957
    Option premiums received .................................             60,686             17,430
    Taxes and interest accrued ...............................             45,663             38,628
    Other ....................................................             55,907             70,721
                                                                       ----------         ----------
       Total current liabilities .............................          1,084,659            864,193
                                                                       ----------         ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
    Non-current liabilities ..................................             36,561             34,815
    Deferred revenue .........................................            141,174            145,124
    Energy commodity liabilities .............................            169,303            207,948
    Deferred income taxes ....................................            367,549            357,702
    Other deferred credits ...................................              9,837             11,571
                                                                       ----------         ----------
       Total non-current liabilities and deferred credits ....            724,424            757,160
                                                                       ----------         ----------

CAPITALIZATION (See Consolidated Statements of Capitalization)          1,628,187          1,632,283
                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

          TOTAL ..............................................         $3,437,270         $3,253,636
                                                                       ==========         ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars


                                                                                                 March 31,          December 31,
                                                                                                    1999                1998
                                                                                                -----------         ------------
LONG-TERM DEBT:
    First Mortgage Bonds:
       7 1/8% due December 1, 2013 ....................................................         $    66,700          $    66,700
       7 2/5% due December 1, 2016 ....................................................              17,000               17,000
       Secured Medium-Term Notes:
          Series A - 6.13% to 8.06% due 2000 through 2023 .............................             180,400              211,500
          Series B - 6.20% to 8.25% due 1999 through 2010 .............................             150,000              150,000
                                                                                                -----------          -----------
          Total first mortgage bonds ..................................................             414,100              445,200
                                                                                                -----------          -----------

    Pollution Control Bonds:
       6% Series due 2023  ............................................................               4,100                4,100

    Unsecured Medium-Term Notes:
       Series A - 7.94% to 9.57% due 1999 through 2007 ................................              38,500               38,500
       Series B - 6.75% to 8.23% due 2001 through 2023 ................................              96,000              115,000
       Series C - 5.99% to 6.88% due 2007 through 2028  ...............................              84,000               84,000
                                                                                                -----------          -----------
          Total unsecured medium-term notes ...........................................             218,500              237,500
                                                                                                -----------          -----------

    Notes payable (due within one year) to be refinanced ..............................              44,400                   --
    Other .............................................................................              34,845               43,222
                                                                                                -----------          -----------
       Total long-term debt ...........................................................             715,945              730,022
                                                                                                -----------          -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED TRUST SECURITIES:
       7 7/8%, Series A, due 2037 .....................................................              60,000               60,000
       Floating Rate, Series B, due 2037 ..............................................              50,000               50,000
                                                                                                -----------          -----------
          Total company-obligated mandatorily redeemable preferred trust securities ...             110,000              110,000
                                                                                                -----------          -----------

PREFERRED STOCK-CUMULATIVE:
    10,000,000 shares authorized:
    Subject to mandatory redemption:
       $6.95 Series K; 350,000 shares outstanding ($100 stated value) .................              35,000               35,000
                                                                                                -----------          -----------
          Total subject to mandatory redemption .......................................              35,000               35,000
                                                                                                -----------          -----------

CONVERTIBLE PREFERRED STOCK:
    Not subject to mandatory redemption:
       $12.40 Convertible Series L; 1,540,460 shares outstanding ($182.80 stated value)             269,148              269,227
                                                                                                -----------          -----------
          Total convertible preferred stock ...........................................             269,148              269,227
                                                                                                -----------          -----------

COMMON EQUITY:
    Common stock, no par value; 200,000,000 shares authorized;
       40,453,729 shares outstanding ..................................................             381,401              381,401
    Note receivable from employee stock ownership plan ................................              (9,057)              (9,295)
    Capital stock expense and other paid in capital ...................................              (4,177)              (4,176)
    Other comprehensive income ........................................................                 294                 (341)
    Retained earnings .................................................................             129,633              120,445
                                                                                                -----------          -----------
       Total common equity ............................................................             498,094              488,034
                                                                                                -----------          -----------

TOTAL CAPITALIZATION ..................................................................         $ 1,628,187          $ 1,632,283
                                                                                                ===========          ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                              1999              1998
                                                                            --------          --------
OPERATING  ACTIVITIES:
    Net income ....................................................         $ 19,388          $ 32,232
    NON-CASH ITEMS INCLUDED IN NET INCOME:
       Depreciation and amortization ..............................           19,070            17,659
       Provision for deferred income taxes ........................           11,275             7,870
       Allowance for equity funds used during construction ........             (301)             (402)
       Power and natural gas cost deferrals and amortizations .....           (1,249)            1,151
       Gain on sale of subsidiary investments and other-net .......          (10,865)           (8,468)
       (Increase) decrease in working capital components:
          Receivables and prepaid expense .........................          (11,559)          (32,459)
          Materials & supplies, fuel stock and natural gas stored .            4,130             3,010
          Payables and other accrued liabilities ..................            9,874            42,227
          Other ...................................................           (4,506)           (5,235)
                                                                            --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................           35,257            57,585
                                                                            --------          --------

INVESTING ACTIVITIES:
    Construction expenditures (excluding AFUDC-equity funds) ......          (16,327)          (19,253)
    Other capital requirements ....................................           (6,877)           (2,445)
    (Increase) decrease in other noncurrent balance sheet items-net           (2,422)            2,923
    Proceeds from sale of subsidiary investments ..................           63,483            22,433
    Assets acquired and investments in subsidiaries ...............          (40,755)          (10,254)
                                                                            --------          --------
NET CASH USED IN INVESTING ACTIVITIES .............................           (2,898)           (6,596)
                                                                            --------          --------

FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings ..................           38,801           (28,224)
    Proceeds from issuance of long-term debt ......................              581             6,251
    Redemption and maturity of long-term debt .....................          (52,694)           (8,686)
    Cash dividends paid ...........................................          (10,250)          (18,171)
    Other-net .....................................................             (826)             (227)
                                                                            --------          --------
NET CASH USED IN FINANCING ACTIVITIES .............................          (24,388)          (49,057)
                                                                            --------          --------

NET INCREASE IN CASH & CASH EQUIVALENTS ...........................            7,971             1,932
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................           72,836            30,593
                                                                            --------          --------
CASH & CASH EQUIVALENTS AT END OF PERIOD ..........................         $ 80,807          $ 32,525
                                                                            ========          ========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period:
       Interest ...................................................         $ 13,862          $ 14,655
       Income taxes ...............................................            1,439               390
    Noncash financing and investing activities:
       Property purchased under capitalized leases ................              267               244


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                               1999                 1998
                                                            -----------          -----------
OPERATING REVENUES:
    Energy Delivery ...............................         $   117,416          $   127,295
    Generation and Resources ......................             149,370              126,910
    National Energy Trading and Marketing .........             896,028              271,057
    Non-energy ....................................              50,636               47,684
    Intersegment eliminations .....................                (628)              (1,268)
                                                            -----------          -----------
       Total operating revenues ...................         $ 1,212,822          $   571,678
                                                            ===========          ===========

RESOURCE COSTS:
    Energy Delivery:
       Natural gas purchased for resale ...........         $    35,191          $    37,918
       PCA and other ..............................                (493)              (1,226)
    Generation and Resources:
       Power purchased ............................             109,765               85,895
       Fuel for generation ........................               8,001                9,470
       Other ......................................              11,289               12,315
    National Energy Trading and Marketing:
       Cost of sales ..............................             901,875              264,483
    Intersegment eliminations .....................                (628)              (1,268)
                                                            -----------          -----------
       Total resource costs (excluding Non-energy)          $ 1,065,000          $   407,587
                                                            ===========          ===========

GROSS MARGINS:
    Energy Delivery ...............................         $    82,718          $    90,603
    Generation and Resources ......................              20,315               19,230
    National Energy Trading and Marketing .........              (5,847)               6,574
                                                            -----------          -----------
       Total gross margins (excluding Non-energy) .         $    97,186          $   116,407
                                                            ===========          ===========

OPERATIONS AND MAINTENANCE EXPENSES:
    Energy Delivery ...............................         $    13,035          $    14,158
    National Energy Trading and Marketing .........                 764                  312
    Non-energy ....................................              38,977               34,378
                                                            -----------          -----------
       Total operations and maintenance expenses ..         $    52,776          $    48,848
                                                            ===========          ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
    Energy Delivery ...............................         $    11,515          $    11,174
    Generation and Resources ......................               2,975                3,522
    National Energy Trading and Marketing .........               6,460                4,170
    Non-energy ....................................               9,567                7,359
                                                            -----------          -----------
       Total administrative and general expenses ..         $    30,517          $    26,225
                                                            ===========          ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
    Energy Delivery ...............................         $     9,184          $     8,678
    Generation and Resources ......................               6,269                6,180
    National Energy Trading and Marketing .........                 653                  163
    Non-energy ....................................               2,964                2,638
                                                            -----------          -----------
       Total depreciation and amortization expenses         $    19,070          $    17,659
                                                            ===========          ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
    Energy Delivery ...............................         $    37,482          $    45,369
    Generation and Resources ......................               8,417                6,767
    National Energy Trading and Marketing .........             (13,734)               1,929
    Non-energy ....................................              (1,802)               2,568
                                                            -----------          -----------
       Total income from operations ...............         $    30,363          $    56,633
                                                            ===========          ===========

INCOME AVAILABLE FOR COMMON STOCK:
    Energy Delivery and Generation and Resources ..         $    14,065          $    22,268
    National Energy Trading and Marketing .........              (8,006)               2,050
    Non-energy ....................................               7,945                7,090
                                                            -----------          -----------
       Total income available for common stock ....         $    14,004          $    31,408
                                                            ===========          ===========

ASSETS:  (1998 amounts at December 31)
    Energy Delivery ...............................         $ 1,094,852          $ 1,120,323
    Generation and Resources ......................             606,035              619,086
    Other utility .................................             251,767              265,526
    National Energy Trading and Marketing .........           1,212,080              957,421
    Non-energy ....................................             272,536              291,280
                                                            -----------          -----------
       Total assets ...............................         $ 3,437,270          $ 3,253,636
                                                            ===========          ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
    Energy Delivery ...............................         $    12,615          $    16,032
    Generation and Resources ......................               3,303                2,673
    National Energy Trading and Marketing .........               3,918                  160
    Non-energy ....................................               2,990                2,475
                                                            -----------          -----------
       Total capital expenditures .................         $    22,826          $    21,340
                                                            ===========          ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

The FASB issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on the company's balance sheets at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. Avista Energy currently accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." The Company is in the process of researching the statement and its impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.


NOTE 2.  ENERGY COMMODITY TRADING

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a variable amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at March 31, 1999 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):

                                                    Fixed Price            Fixed Price             Maximum
                                                       Payor                Receiver            Terms in Years
                                                    -----------           -------------         --------------
        Energy commodities (volumes)
            Natural gas                             645,878,066             710,421,968               5
            Electric                                113,059,103              86,353,424              10
            Coal (tons)                                 186,918                 194,652               2

        Financial products
            Foreign currency                          -                        $ 15,691               5

At March 31, 1999, Avista Energy also had sales and purchase commitments associated with contracts based on market prices totaling 748,809,882 mmBTUs, with terms extending up to 12 years. Fixed index electric transactions totaled 4,259,633 MWhs, with terms extending up to 10 years. The fixed index coal transactions totaled 42,397 tons, with terms extending up to 2 years.

Contract or notional amounts reflect the volume of transactions, but do not necessarily represent the amounts exchanged by the parties to the derivative commodity instruments. Accordingly, contract or notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to Avista Energy's risk management needs.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at March 31, 1999, and the average fair value of those instruments held during the three months ended March 31, 1999 are set forth below (dollars in thousands):

                                          Fair Value                                        Average Fair Value for the
                                     as of March 31, 1999                                three months ended March 31, 1999
                  ------------------------------------------------------     -------------------------------------------------------
                    Current     Long-term        Current       Long-term       Current     Long-term        Current       Long-term
                    Assets        Assets       Liabilities    Liabilities      Assets        Assets       Liabilities    Liabilities
                  ---------     ----------     -----------    -----------     ---------    -----------    -----------    -----------
Natural gas        $123,237      $  42,869       $135,437      $  33,565       $131,319     $  72,570       $139,319       $  62,863
Electric            357,979        162,721        357,408        135,449        276,902       148,547        272,582         125,618
Coal                  4,915            320          5,118            289          3,277           213          3,412             193
                  ---------     ----------     ----------     ----------      ---------    ----------      ---------      ----------
Total              $486,131       $205,910       $497,963       $169,303       $411,498      $221,330       $415,313        $188,674


The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of March 31, 1999 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at March 31, 1999 was approximately ten months. The weighted average term of Avista Energy's coal commodity instruments at March 31, 1999 was approximately four months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1998 to March 31, 1999 was $(7.3) million and is included on the Consolidated Statements of Income in operating revenues.


NOTE 3.  FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 4. COMMITMENTS AND CONTINGENCIES

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

recover any future profits earned from sales of the aforementioned amount of power to California consumers. The Company and its affiliates intend to vigorously defend against all of the claims.

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. Following a responsive pleading from the plaintiff, the court took the matter under advisement. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff twenty days to file and serve an Amended Complaint.


NOTE 5.  ACQUISITIONS AND DISPOSITIONS

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

During the first quarter of 1999, Pentzer Corporation (Pentzer) sold its Creative Solutions Group, a group of five portfolio companies that provide point-of-purchase displays and other merchandising and packaging services to retailers and consumer product companies. The sale resulted in a transactional gain of $10.1 million, net of taxes.

AVISTA CORPORATION
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Avista Corporation (Avista Corp. or the Company) operates as a regional utility providing electric and natural gas sales and services and as a national entity providing both energy and non-energy products and services. The utility portion of the Company, doing business as Avista Utilities, consists of two lines of business which are subject to state and federal price regulation -- (1) Energy Delivery and (2) Generation and Resources. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

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

Avista Capital is the parent company to the National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing business is comprised of Avista Energy, Avista Advantage and Avista Power. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Advantage provides a variety of energy-related products and services, such as consolidated billing and resource accounting, to commercial and industrial customers on a national basis. Avista Power was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses.

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth, which could subject the Company to a higher degree of risk than that of a traditional regulated public utility company.



RESULTS OF OPERATIONS

OVERALL OPERATIONS

First quarter 1999 net income available for common stock was $14.0 million, a $17.4 million decrease from first quarter 1998 net income of $31.4 million. The decrease in earnings was primarily the result of an $8.0 million loss from the National Energy Trading and Marketing line of business due to warmer than normal weather, soft national energy markets and a lack of volatility within those markets, as compared to net income of $2.1 million in the first quarter of 1998. In addition, earnings from utility operations declined $8.2 million from first quarter 1998 due to warmer than normal weather and increased resource costs in the first quarter of 1999. The decreased earnings were partially offset by a $10.1 million transactional gain, net of taxes, from the sale of a group of portfolio companies by Pentzer, which compares to a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer in the first quarter of 1998. Preferred stock dividend requirements increased $4.6 million from 1998 to 1999 due to the exchange of shares of common stock for shares of the Convertible Preferred Stock, Series L, which occurred in December 1998.

           Diluted earnings per share for the first quarter of 1999 were $0.34 as compared to $0.56 in the first quarter of 1998. Energy Delivery and Generation and Resources contributed $0.34 to earnings per share for the first quarter of 1999 compared to $0.40 in the first quarter of 1998. National Energy Trading and Marketing operations had a loss of $0.14 per share in the first quarter of 1999 compared to a contribution of $0.03 in the same period in 1998. Non-energy operations contributed $0.14 to earnings per share for the first quarter of 1999 compared to $0.13 in the same period in 1998, due to the $0.18 per share contribution from the 1999 transactional gain discussed above.


ENERGY DELIVERY

Energy Delivery's pre-tax income from operations decreased $7.9 million, or 17%, in the first quarter of 1999 from the same period in 1998. The decrease was primarily the result of an increase in the transfer price between the two utility lines of business representing the revenue from the sale of the electric energy commodity used to serve Energy Delivery's customers. This transfer of revenues between the two utility lines of business occurs through the use of a transfer price, primarily based on cost of production studies, that is associated with the sale of a kilowatthour of electricity. The electric energy commodity revenues are collected by Energy Delivery and transferred to Generation and Resources. The increase in the transfer price amounted to an additional $6.7 million that was transferred from Energy Delivery to Generation and Resources, but this additional amount was not collected from the customers. Energy Delivery's operating revenues and expenses decreased $9.9 million and $2.0 million, respectively, during the first quarter of 1999 as compared to 1998.

Retail electric revenues, excluding the effect of the revenues transferred to Generation and Resources, increased $1.8 million due to customer growth and slightly cooler weather in the first quarter of 1999 as compared to 1998. Natural gas

AVISTA CORPORATION
--------------------------------------------------------------------------------

revenues decreased $1.9 million in the first quarter of 1999 from 1998 due to lower sales for resale, which resulted in a similar impact on purchased natural gas expense.

Total operating expenses decreased $2.0 million in the first quarter of 1999 from 1998. Purchased natural gas costs decreased $2.7 million in the first quarter of 1999, primarily from decreased therm sales due to lower sales for resale. This decrease was partially offset by a $0.4 million increase in the Idaho Power Cost Adjustment (PCA) in 1999 over 1998 due to higher streamflows.


GENERATION AND RESOURCES

Generation and Resources' pre-tax income from operations increased $1.7 million, or 24%, in the first quarter of 1999 over the same period in 1998. The increase was primarily due to the increase in the transfer price between the two utility lines of business, which resulted in a $6.7 million increase in the electric energy commodity revenues transferred to Generation and Resources by Energy Delivery. This increase was nearly offset by purchased power costs that increased more than the associated wholesale revenues during the first quarter of 1999. The Company committed to electric energy purchases in 1998 based on region-wide forecasts for colder temperatures and the expected higher demand for energy from both retail and wholesale customers. When those forecasted colder temperatures did not materialize as anticipated in the first quarter, the Company sold that energy into wholesale markets at lower prices.

Generation and Resources' revenues for the first quarter of 1999 increased $22.5 million over the same period in 1998. Streamflows in the first quarter of 1999 were 134% of normal, compared to 105% in the first quarter of 1998, which resulted in hydroelectric generation 13% higher in the first quarter of 1999 compared to 1998. This led to higher volumes of wholesale sales. Wholesale revenues increased $13.6 million, or 18%, while sales volumes increased only 6% during the first quarter of 1999 over 1998, reflecting higher prices for purchased power in the region. The majority of the remainder of the increased revenues resulted primarily from the higher electric commodity revenues transferred from Energy Delivery.

Increased wholesale sales caused purchased power volumes to increase 8%, which, combined with purchased power prices 18% higher than last year, resulted in a $24.2 million, or 28%, increase in resource costs in the first quarter of 1999 over 1998. This increase accounts for the majority of the increase in Generation and Resources' operating expenses.


NATIONAL ENERGY TRADING AND MARKETING

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary, Avista Advantage, the energy services subsidiary, and Avista Power, which was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. Avista Power operations have had minimal impact on earnings to date. Avista Energy maintains a trading portfolio which it marks to fair market value on a daily basis (mark-to-market accounting), which causes earnings variability.

National Energy Trading and Marketing income available for common stock for the first quarter of 1999 was a loss of $8.0 million, compared to first quarter 1998 earnings of $2.1 million. Its operations were primarily affected by warmer than normal weather, soft national energy markets and a lack of volatility within those markets. National Energy Trading and Marketing's revenues and operating expenses increased $625.0 million and $640.6 million, respectively, in the first quarter of 1999 over 1998.

The increase in revenues and expenses is primarily the result of Avista Energy continuing to grow its business. Since its inception in 1997, Avista Energy has been developing and expanding its business and adding experienced traders and staff. This growth continued through the first quarter of 1999 when Avista Energy purchased Vitol Gas & Electric, LLC (Vitol). Vitol, located in Boston, Massachusetts, is one of the top 20 energy marketing companies in the United States.

The decrease in earnings due to mark-to-market accounting was primarily due to the market decline resulting from mild weather conditions and a general lack of volatility in the electric and natural gas commodity markets. This lack of volatility continued to be a factor in these markets into the second quarter of 1999.

National Energy Trading and Marketing's total assets and liabilities increased $254.7 million from December 1998 to March 1999. Avista Energy's energy commodity assets and liabilities increased as a result of additional trading volumes, which were partially offset by market price declines. Trade receivables and payables increased due to additional volumes of sales and purchases.


NON-ENERGY

Non-energy operations primarily reflect the results from Pentzer. Non-energy income available for common stock for the first quarter of 1999 was $7.9 million, compared to first quarter 1998 earnings of $7.1 million. The 1999 earnings

AVISTA CORPORATION
--------------------------------------------------------------------------------

include a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of a group of portfolio companies. The 1998 earnings included a transactional gain totaling $5.5 million, net of taxes, recorded by Pentzer as a result of the sale of one of its portfolio companies, Systran Financial Services. Non-transactional income from portfolio companies decreased $2.6 million in the first quarter of 1999 from 1998.

Non-energy operating revenues and expenses increased $3.0 million and $7.3 million, respectively, during the first quarter of 1999, as compared to 1998, primarily as a result of acquisitions during 1998 and increased business activity from several of Pentzer's portfolio companies. Income from operations for the first quarter of 1999 was a loss of $1.8 million, which was a $4.4 million decrease from 1998. This decrease in earnings primarily reflects decreased business activities at several of Pentzer's portfolio companies.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


OVERALL OPERATIONS

Operating Activities Cash provided by operating activities in the first three months of 1998 totaled $35.3 million, a decrease of $22.3 million from the same period in 1998. Net income for the first quarter of 1999 was $12.8 million below that of 1998. Changes in various working capital components caused cashflows to decrease $2.1 million in 1999, compared to a $7.5 million increase in 1998, primarily due to Avista Energy's operations in both periods.

Investing Activities Cash used in investing activities totaled $2.9 million in the first quarter of 1999 compared to $6.6 million in the same period in 1998. Net cash used in investing activities during 1999 was primarily due to the purchase of Vitol and capital expenditures, partially offset by proceeds from the sale of subsidiary investments by Pentzer.

Financing Activities Cash used in financing activities totaled $24.4 million in the first three months of 1999 compared to $49.1 million in 1998. Short-term borrowings increased $38.8 million, while $52.7 million of long-term debt matured or was redeemed in the first quarter of 1999. In the first quarter of 1998, short-term borrowings decreased $28.2 million. Dividends paid decreased $7.9 million in the first quarter of 1999 compared to 1998 as a result of the Company's dividend restructuring that occurred in December 1998.

The Company's total common equity increased $10.1 million during the first quarter of 1999 to $498.1 million, primarily due to net income for the quarter. The Company's consolidated capital structure at March 31, 1999, was 44% debt, 25% preferred securities and 31% common equity, compared to 45% debt, 25% preferred securities and 30% common equity at year-end 1998. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at March 31, 1999, would have been 44% debt, 9% preferred securities and 47% common equity.


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

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $200 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of March 31, 1999, $44.4 million was outstanding under other short-term borrowing arrangements and there were no outstanding borrowings under the committed line of credit.


NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with a commercial bank in the aggregate amount of $110 million, expiring May 15, 1999. The credit agreement may be terminated by the bank at any time and all extensions of credit under the agreement are payable upon demand, in either case at the bank's sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparts. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum cash component of credit extended by the bank is $30 million, with availability of up to $110 million for the issuance of letters of credit. At March 31, 1999, there were $3.5 million of cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $42.9 million.

Avista Power recently announced the purchase of a site in New Mexico on which it will construct a 120 megawatt combined cycle natural gas-fired electrical generating plant. Construction of the plant will begin in 1999, with initial operation in early 2000. The installed cost of the combined cycle gas turbine facility is anticipated to be approximately $70 million.


NON-ENERGY OPERATIONS

The non-energy operations have $46.2 million in short-term borrowing arrangements available ($11.2 million outstanding as of March 31, 1999) to fund Pentzer's portfolio companies' requirements on an interim basis. At March 31, 1999, the non-energy operations had $74.0 million in cash and marketable securities with $42.9 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).

AVISTA CORPORATION
--------------------------------------------------------------------------------


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

State of Readiness

In order to address Year 2000 issues, several project activity teams were created and a comprehensive readiness plan was developed to bring the Company's business critical systems into Year 2000 readiness by the middle of 1999. The Company defines business critical systems as systems that directly affect the Company's ability to deliver energy services to customers. The Company's Year 2000 project was divided into the five major categories of activities that follow.

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

Business Systems Many of the Company's critical business systems would not have operated correctly in the year 2000 and beyond, and thus have been or are in the process of being re-programmed, upgraded or replaced. Key business systems have been inventoried and assessed. The Company has completed remediation and testing of all mainframe computer business systems. Implementation of a new Materials Management system is scheduled for late 1999. The Company is in the process of developing alternative plans in the unlikely event the Company is unable to implement the new Materials Management System before the year 2000. A failure of these systems would not jeopardize the Company's ability to deliver energy services to customers, but might affect its ability to perform selected accounting and business-related functions. The Company has completed testing and remediation of approximately 90% of its business critical systems.

Supply Chain The Company recognizes its dependence on outside suppliers of goods and services and is working to assure that the necessary products and services are available. To address these issues, the Company has communicated with suppliers and identified critical suppliers in order to investigate their efforts to become Year 2000 ready. In addition, the Company has made site visits to select key suppliers and is reviewing their contingency plans.

Embedded Systems The Embedded System team is responsible for locating, assessing, testing, fixing or replacing microprocessor-controlled devices. Inventory and assessment is 99% complete, and to date very few embedded systems have been found that require remediation. None of these requiring remediation would have caused a disruption in service to customers. Remediation and testing is complete at all eleven of the Company's generation sites and these sites are Year 2000 ready.

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

A major Year 2000 project activity for the Company during 1999 is the development and implementation of detailed operational plans to support the Company's contingency plans. Key activities in 1999 include the assignment of resources to key locations for the evening of December 31, 1999 and the morning of January 1, 2000, training of personnel, testing of backup procedures and the completion of tasks that support the Company's contingency plans.

The Company participated in a region-wide Year 2000 drill on April 9, 1999, simulating the partial loss of voice and data communications. The drill successfully exercised the Company's backup communications systems and selected manual procedures that would be needed to operate the Company's electric systems in the unlikely event of a loss of communications due to Year 2000. The drill was facilitated by the North American Electric Reliability Council. The Company is also planning to participate in a second region-wide drill scheduled for September 9, 1999.

AVISTA CORPORATION
--------------------------------------------------------------------------------


Costs

The Company estimates that the cost of its Year 2000 project will be approximately $6-7 million in incremental costs during the 1997-1999 time period. Through March 31, 1999, the Company had spent $4.0 million in incremental costs. These costs are being funded through operating cashflows. The Company does not expect costs associated with the Year 2000 project to materially affect the Company's earnings in any one year.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $311.7 million at March 31, 1999.


RISK MANAGEMENT

The risk management process established by the Company is designed to measure both quantitative and qualitative risk in the business. The Company and Avista Energy have adopted policies and procedures to manage the risks inherent in their businesses and have established a comprehensive Risk Management Committee, separate from the units that create the risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures on a regular basis. Nonetheless, adverse changes in interest rates, commodity prices and foreign currency exchange rates may result in losses in earnings, cash flow and/or fair values.

Interest Rate Risk The Company's market risks related to interest rates have not changed materially from those reported in the 1998 Form 10-K.

Commodity Price Risk The Company's market risks related to commodity prices have not changed materially from those reported in the 1998 Form 10-K. The following Value-at-Risk (VAR) information has been updated for the current period. At March 31, 1999, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $4.5 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first quarter of 1999 was $3.5 million.

AVISTA CORPORATION
--------------------------------------------------------------------------------

At March 31, 1999, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $4.5 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first quarter of 1999 was $3.5 million.

Foreign Currency Risk The Company's market risks related to foreign currency have not changed materially from those reported in the 1998 Form 10-K.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1998 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources: Risk Management."


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Common Stock Repurchase Plan On May 12, 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will be retired as authorized but unissued shares.

Centralia Power Plant On May 10, 1999, the owners of the Centralia Power Plant announced an agreement to sell the plant to TransAlta, a Canadian company. Avista Corp. has a 15% interest in the generating plant. The Company expects to receive gross proceeds of approximately $60 million for its share of the plant. Final accounting for the sale of the plant is still being determined. The sale must be approved by federal and state regulators, as well as the city councils or directors who control the municipal utilities and public utility districts that also have ownership interests in the Centralia plant. It is expected that all approvals will be completed by the end of the year.

Avista Labs Avista Labs selected a Spokane company, Logan Industries, Inc., to manufacture its introductory proton exchange membrane (PEM) fuel cell generators slated for field tests this spring. A minimum of 200 PEM fuel cell power units will be manufactured, assembled and tested, with delivery of the first unit by the end of May. In June of

AVISTA CORPORATION
--------------------------------------------------------------------------------

this year, Avista Labs will begin installing demonstration sites throughout the United States to prove the reliability and ease of operation.

Avista Power On May 6, 1999, Avista Power and STEAG AG, Germany's largest independent power producer announced that the two companies will form a joint venture to develop, build and/or buy electric generation assets in strategic locations throughout North America. STEAG will purchase a 50 percent interest in Avista Power and invest jointly with Avista Power in future projects. STEAG also secured an option to purchase a minority interest in Avista Energy.

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


ADDITIONAL FINANCIAL DATA

At March 31, 1999, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $715.9 million. Of such amount, $218.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $418.2 million represents secured indebtedness of the Company. The balance of $79.2 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                    12 Months Ended
                                               ----------------------------
                                               March 31,       December 31,
                                                 1999             1998
                                               --------        ------------

Ratio of Earnings to Fixed Charges               2.38(x)         2.66(x)

Ratio of Earnings to Fixed Charges and
     Preferred Dividend Requirements             1.87(x)         2.25(x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits.

                  12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

                  27      Financial Data Schedule.

      (b)       Reports on Form 8-K.

           Dated January 6, 1999, regarding the Company's name change to Avista Corporation.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AVISTA CORPORATION
                       ----------------------------------
                                  (Registrant)





Date:  May 13, 1999             /s/ J. E. Eliassen
                            -----------------------------
                                 J. E. Eliassen
                            Senior Vice President and
                             Chief Financial Officer
                            (Principal Accounting and
                                Financial Officer)