Form 10-Q
period 1999-06-30
AVISTA CORP
filed 1999-08-13
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-3701

                               AVISTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Washington                                 91-0462470
----------------------------------------------       -----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

1411 East Mission Avenue, Spokane, Washington              99202-2600
---------------------------------------------              ----------
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

                                 Yes [X] No [ ]

At July 31, 1999, 37,029,129 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                                         AVISTA CORPORATION

                                               Index

                                                                                     Page No.
                                                                                     --------
Part I. Financial Information:

           Item 1.Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  June 30, 1999 and 1998 ...........................................    3

               Consolidated Statements of Income - Six Months Ended
                  June 30, 1999 and 1998 ...........................................    4

               Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998 ............................................    5

               Consolidated Statements of Capitalization - June 30, 1999
                  and December 31, 1998 ............................................    6

               Consolidated Statements of Cash Flows - Six Months Ended
                  June 30, 1999 and 1998 ...........................................    7

               Schedule of Information by Business Segments - Three Months Ended
                  June 30, 1999 and 1998 ...........................................    8

               Schedule of Information by Business Segments - Six Months Ended
                  June 30, 1999 and 1998 ...........................................   10

               Notes to Consolidated Financial Statements ..........................   12

           Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................   16

           Item 3.Quantitative and Qualitative Disclosures About Market Risk .......   25

Part II.   Other Information:

           Item 4. Submission of Matters to a Vote of Security Holders..............   25

           Item 5.Other Information ................................................   25

           Item 6.Exhibits and Reports on Form 8-K .................................   26

Signature ..........................................................................   27

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                               1999            1998
                                                                           ------------     ----------
OPERATING REVENUES ....................................................    $  1,411,736     $  632,995
                                                                           ------------     ----------
OPERATING EXPENSES:
   Resource costs .....................................................       1,297,210        472,254
   Operations and maintenance .........................................          37,053         54,401
   Administrative and general .........................................          28,936         35,795
   Depreciation and amortization ......................................          19,223         17,452
   Taxes other than income taxes ......................................          11,934         11,151
                                                                           ------------     ----------
     Total operating expenses .........................................       1,394,356        591,053
                                                                           ------------     ----------
INCOME FROM OPERATIONS ................................................          17,380         41,942
                                                                           ------------     ----------
OTHER INCOME (EXPENSE):
   Interest expense ...................................................         (15,006)       (16,855)
   Net gain (loss) on subsidiary transactions .........................            (884)            --
   Other income (deductions)-net ......................................           7,504            (89)
                                                                           ------------     ----------
     Total other income (expense)-net .................................          (8,386)       (16,944)
                                                                           ------------     ----------
INCOME BEFORE INCOME TAXES ............................................           8,994         24,998

INCOME TAXES ..........................................................             485          9,355
                                                                           ------------     ----------
NET INCOME ............................................................           8,509         15,643

DEDUCT-Preferred stock dividend requirements (Note 5) .................           5,384            788
                                                                           ------------     ----------
INCOME AVAILABLE FOR COMMON STOCK .....................................    $      3,125     $   14,855
                                                                           ============     ==========
Average common shares outstanding (thousands), Basic (Note 5) .........          40,185         55,960

Average common shares outstanding (thousands), Diluted (Note 5) .......          40,300         55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC (Note 5) ....................    $       0.08     $     0.27

EARNINGS PER SHARE OF COMMON STOCK, DILUTED (Note 5) ..................    $       0.08     $     0.27

Dividends paid per common share .......................................    $       0.12     $     0.31

NET INCOME ............................................................    $      8,509     $   15,643
                                                                           ------------     ----------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment ............................             138           (134)
   Unrealized investment gains/(losses)-net of tax ....................            (154)        (1,269)
                                                                           ------------     ----------
OTHER COMPREHENSIVE INCOME ............................................             (16)        (1,403)
                                                                           ------------     ----------
COMPREHENSIVE INCOME ..................................................    $      8,493     $   14,240
                                                                           ============     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                               1999             1998
                                                                           ------------     ------------
OPERATING REVENUES ....................................................    $  2,647,931     $  1,204,664
                                                                           ------------     ------------
OPERATING EXPENSES:
   Resource costs .....................................................       2,385,263          879,494
   Operations and maintenance .........................................          90,006          103,626
   Administrative and general .........................................          59,448           62,418
   Depreciation and amortization ......................................          38,297           34,602
   Taxes other than income taxes ......................................          27,030           25,882
                                                                           ------------     ------------
     Total operating expenses .........................................       2,600,044        1,106,022
                                                                           ------------     ------------
INCOME FROM OPERATIONS ................................................          47,887           98,642
                                                                           ------------     ------------
OTHER INCOME (EXPENSE):
   Interest expense ...................................................         (31,758)         (34,060)
   Net gain on subsidiary transactions ................................          15,594            7,611
   Other income (deductions)-net ......................................           8,960            4,947
                                                                           ------------     ------------
     Total other income (expense)-net .................................          (7,204)         (21,502)
                                                                           ------------     ------------
INCOME BEFORE INCOME TAXES ............................................          40,683           77,140

INCOME TAXES ..........................................................          12,786           29,265
                                                                           ------------     ------------
NET INCOME ............................................................          27,897           47,875

DEDUCT-Preferred stock dividend requirements  (Note 5) ................          10,767            1,612
                                                                           ------------     ------------
INCOME AVAILABLE FOR COMMON STOCK .....................................    $     17,130     $     46,263
                                                                           ============     ============
Average common shares outstanding (thousands), Basic (Note 5) .........          40,319           55,960

Average common shares outstanding (thousands), Diluted (Note 5) .......          40,427           55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC (Note 5) ....................    $       0.42     $       0.83

EARNINGS PER SHARE OF COMMON STOCK, DILUTED (Note 5) ..................    $       0.42     $       0.83

Dividends paid per common share .......................................    $       0.24     $       0.62

NET INCOME ............................................................    $     27,897     $     47,875
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment ............................             358             (134)
   Unrealized investment gains/(losses)-net of tax ....................             261             (997)
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME ............................................             619           (1,131)
                                                                           ------------     ------------
COMPREHENSIVE INCOME ..................................................    $     28,516     $     46,744
                                                                           ============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                            June 30,        December 31,
                                                                              1999              1998
                                                                           ----------       ------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ..........................................    $   47,420        $   72,836
   Temporary cash investments .........................................         6,490             5,786
   Accounts and notes receivable-net ..................................       594,162           456,857
   Energy commodity assets ............................................       530,388           357,581
   Materials and supplies, fuel stock and natural gas stored ..........        44,708            42,140
   Prepayments and other ..............................................        28,288            33,396
                                                                           ----------        ----------
     Total current assets .............................................     1,251,456           968,596
                                                                           ----------        ----------
UTILITY PROPERTY:
   Utility plant in service-net .......................................     2,129,411         2,095,301
   Construction work in progress ......................................        46,542            45,391
                                                                           ----------        ----------
     Total ............................................................     2,175,953         2,140,692
   Less: Accumulated depreciation and amortization ....................       693,851           669,750
                                                                           ----------        ----------
     Net utility plant ................................................     1,482,102         1,470,942
                                                                           ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ...................................        59,264            62,577
   Non-utility properties and investments-net .........................       202,808           206,773
   Energy commodity assets ............................................       442,001           236,644
   Other-net ..........................................................        27,681            26,016
                                                                           ----------        ----------
     Total other property and investments .............................       731,754           532,010
                                                                           ----------        ----------
DEFERRED CHARGES:
   Regulatory assets for deferred income tax ..........................       168,585           171,037
   Conservation programs ..............................................        46,484            49,114
   Unamortized debt expense ...........................................        28,382            28,414
   Other-net ..........................................................        33,464            33,523
                                                                           ----------        ----------
     Total deferred charges ...........................................       276,915           282,088
                                                                           ----------        ----------
       TOTAL ..........................................................    $3,742,227        $3,253,636
                                                                           ==========        ==========
LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable ...................................................    $  610,969        $  406,457
   Energy commodity liabilities .......................................       526,989           348,387
   Taxes and interest accrued .........................................        17,095            38,628
   Other ..............................................................        61,883            70,721
                                                                           ----------        ----------
     Total current liabilities ........................................     1,216,936           864,193
                                                                           ----------        ----------
NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ............................................        39,002            34,815
   Deferred revenue ...................................................       137,407           145,124
   Energy commodity liabilities .......................................       404,124           207,948
   Deferred income taxes ..............................................       369,573           357,702
   Other deferred credits .............................................        10,897            11,571
                                                                           ----------        ----------
     Total non-current liabilities and deferred credits ...............       961,003           757,160
                                                                           ----------        ----------
CAPITALIZATION (See Consolidated Statements of Capitalization) ........     1,564,288         1,632,283
                                                                           ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 6)
       TOTAL ..........................................................    $3,742,227        $3,253,636
                                                                           ==========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                 ------------       ------------
LONG-TERM DEBT:
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 ..........................................      $     66,700       $     66,700
     7 2/5% due December 1, 2016 ..........................................            17,000             17,000
     Secured Medium-Term Notes:
       Series A - 6.13% to 7.90% due 2000 through 2023 ....................           139,400            211,500
       Series B - 6.20% to 8.25% due 1999 through 2010 ....................           145,000            150,000
                                                                                 ------------       ------------
       Total first mortgage bonds .........................................           368,100            445,200
                                                                                 ------------       ------------
   Pollution Control Bonds:
     6% Series due 2023 ...................................................             4,100              4,100

   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.57% due 1999 through 2007 ......................            38,500             38,500
     Series B - 6.75% to 8.23% due 2001 through 2023 ......................            96,000            115,000
     Series C - 5.99% to 6.88% due 2007 through 2028 ......................            84,000             84,000
                                                                                 ------------       ------------
       Total unsecured medium-term notes ..................................           218,500            237,500
                                                                                 ------------       ------------
   Notes payable (due within one year) to be refinanced ...................            58,400                 --
   Other ..................................................................            31,804             43,222
                                                                                 ------------       ------------
     Total long-term debt .................................................           680,904            730,022
                                                                                 ------------       ------------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ...........................................            60,000             60,000
     Floating Rate, Series B, due 2037 ....................................            50,000             50,000
                                                                                 ------------       ------------
       Total company-obligated mandatorily redeemable preferred
          trust securities ................................................           110,000            110,000
                                                                                 ------------       ------------
PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $6.95 Series K; 350,000 shares outstanding ($100 stated value) .......            35,000             35,000
                                                                                 ------------       ------------
       Total subject to mandatory redemption ..............................            35,000             35,000
                                                                                 ------------       ------------

CONVERTIBLE PREFERRED STOCK:
   Not subject to mandatory redemption:
     $12.40 Convertible Series L; 1,540,460 shares outstanding
       ($182.80 stated value) .............................................           268,855            269,227
                                                                                 ------------       ------------
       Total convertible preferred stock ..................................           268,855            269,227
                                                                                 ------------       ------------
COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     38,880,529 and 40,453,729 shares outstanding .........................           360,635            381,401
   Note receivable from employee stock ownership plan .....................            (8,785)            (9,295)
   Capital stock expense and other paid in capital ........................            (4,248)            (4,176)
   Other comprehensive income .............................................               278               (341)
   Retained earnings ......................................................           121,649            120,445
                                                                                 ------------       ------------
     Total common equity ..................................................           469,529            488,034
                                                                                 ------------       ------------
TOTAL CAPITALIZATION ......................................................      $  1,564,288       $  1,632,283
                                                                                 ============       ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                  1999         1998
                                                                               ----------     --------
OPERATING ACTIVITIES:
   Net income .............................................................    $   27,897     $ 47,875
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ........................................        38,297       34,602
     Provision for deferred income taxes ..................................        14,928        9,923
     Allowance for equity funds used during construction ..................          (496)        (692)
     Power and natural gas cost deferrals and amortizations ...............        (3,340)          71
     Gain on sale of subsidiary investments and other-net .................       (28,112)     (17,194)
     (Increase) decrease in working capital components:
       Sale of customer accounts receivables-net ..........................        35,000           --
       Receivables and prepaid expense ....................................      (230,496)     (63,139)
       Materials & supplies, fuel stock and natural gas stored ............        (2,568)      (6,425)
       Payables and other accrued liabilities .............................       218,528       60,802
       Other ..............................................................         7,436        3,892
                                                                               ----------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................................        77,074       69,715
                                                                               ----------     --------
INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ...............       (39,716)     (39,933)
   Other capital requirements .............................................       (12,964)      (5,760)
   (Increase) decrease in other noncurrent balance sheet items-net ........         9,801       14,398
   Proceeds from sale of subsidiary investments ...........................        62,014       16,385
   Assets acquired and investments in subsidiaries ........................       (21,718)     (33,517)
                                                                               ----------     --------
NET CASH USED IN INVESTING ACTIVITIES .....................................        (2,583)     (48,427)
                                                                               ----------     --------
FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings ...........................        51,088      (41,759)
   Proceeds from issuance of long-term debt ...............................           809       74,170
   Redemption and maturity of long-term debt ..............................      (101,324)      (6,000)
   Redemption of preferred stock ..........................................          (372)     (10,000)
   Sale (repurchase) of common stock ......................................       (26,489)          --
   Cash dividends paid ....................................................       (20,475)     (36,343)
   Other-net ..............................................................        (3,144)      (1,563)
                                                                               ----------     --------
NET CASH USED IN FINANCING ACTIVITIES .....................................       (99,907)     (21,495)
                                                                               ----------     --------
NET DECREASE IN CASH & CASH EQUIVALENTS ...................................       (25,416)        (207)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................        72,836       30,593
                                                                               ----------     --------
CASH & CASH EQUIVALENTS AT END OF PERIOD ..................................    $   47,420     $ 30,386
                                                                               ==========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest .............................................................    $   31,976     $ 31,764
     Income taxes .........................................................        10,329       29,296
   Noncash financing and investing activities:
     Property purchased under capitalized leases ..........................           919          396

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                       1999             1998
                                                                   ------------     ------------
OPERATING REVENUES:
   Energy Delivery ............................................    $     80,404     $     81,883
   Generation and Resources ...................................         140,687          120,127
   National Energy Trading and Marketing ......................       1,160,621          380,864
   Non-energy .................................................          30,379           53,429
   Intersegment eliminations ..................................            (355)          (3,308)
                                                                   ------------     ------------
     Total operating revenues .................................    $  1,411,736     $    632,995
                                                                   ============     ============
RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale .........................    $     20,916     $     18,570
     PCA and other ............................................            (821)            (734)
   Generation and Resources:
     Power purchased ..........................................          86,333           73,613
     Fuel for generation ......................................           9,770            7,819
     Other ....................................................          11,560           10,188
   National Energy Trading and Marketing:
     Cost of sales ............................................       1,169,807          366,106
   Intersegment eliminations ..................................            (355)          (3,308)
                                                                   ------------     ------------
     Total resource costs (excluding Non-energy) ..............    $  1,297,210     $    472,254
                                                                   ============     ============
GROSS MARGINS:
   Energy Delivery ............................................    $     60,309     $     64,047
   Generation and Resources ...................................          33,024           28,507
   National Energy Trading and Marketing ......................          (9,186)          14,758
                                                                   ------------     ------------
     Total gross margins (excluding Non-energy) ...............    $     84,147     $    107,312
                                                                   ============     ============
OPERATIONS AND MAINTENANCE EXPENSES:
   Energy Delivery ............................................    $     13,049     $     14,682
   National Energy Trading and Marketing ......................             742              410
   Non-energy .................................................          23,262           39,309
                                                                   ------------     ------------
     Total operations and maintenance expenses ................    $     37,053     $     54,401
                                                                   ============     ============
ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ............................................    $     12,522     $     14,618
   Generation and Resources ...................................           3,429            4,855
   National Energy Trading and Marketing ......................           7,443            7,717
   Non-energy .................................................           5,542            8,605
                                                                   ------------     ------------
     Total administrative and general expenses ................    $     28,936     $     35,795
                                                                   ============     ============
DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ............................................    $      9,104     $      8,639
   Generation and Resources ...................................           6,632            6,260
   National Energy Trading and Marketing ......................           1,088              180
   Non-energy .................................................           2,399            2,373
                                                                   ------------     ------------
     Total depreciation and amortization expenses .............    $     19,223     $     17,452
                                                                   ============     ============
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ............................................    $     16,545     $     17,972
   Generation and Resources ...................................          20,473           14,950
   National Energy Trading and Marketing ......................         (18,470)           6,449
   Non-energy .................................................          (1,168)           2,571
                                                                   ------------     ------------
     Total income from operations .............................    $     17,380     $     41,942
                                                                   ============     ============

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ...............    $     15,900     $      9,491
   National Energy Trading and Marketing ......................         (11,546)           4,017
   Non-energy .................................................          (1,229)           1,347
                                                                   ------------     ------------
     Total income available for common stock  (Note 5) ........    $      3,125     $     14,855
                                                                   ============     ============
ASSETS: (1998 amounts at December 31)
   Energy Delivery ............................................    $  1,078,060     $  1,120,323
   Generation and Resources ...................................         587,620          619,086
   Other utility ..............................................         248,338          265,526
   National Energy Trading and Marketing ......................       1,613,111          957,421
   Non-energy .................................................         215,098          291,280
                                                                   ------------     ------------
     Total assets .............................................    $  3,742,227     $  3,253,636
                                                                   ============     ============
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ............................................    $     20,670     $     16,268
   Generation and Resources ...................................           2,529            3,990
   National Energy Trading and Marketing ......................           2,234              742
   Non-energy .................................................           3,786            2,733
                                                                   ------------     ------------
     Total capital expenditures ...............................    $     29,219     $     23,733
                                                                   ============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                       1999             1998
                                                                   ------------     ------------
OPERATING REVENUES:
   Energy Delivery ............................................    $    197,820     $    209,176
   Generation and Resources ...................................         290,057          247,038
   National Energy Trading and Marketing ......................       2,080,021          651,921
   Non-energy .................................................          81,016          101,113
   Intersegment eliminations ..................................            (983)          (4,584)
                                                                   ------------     ------------
     Total operating revenues .................................    $  2,647,931     $  1,204,664
                                                                   ============     ============
RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale .........................    $     56,107     $     56,489
     PCA and other ............................................          (1,315)          (1,960)
   Generation and Resources:
     Power purchased ..........................................         196,098          159,508
     Fuel for generation ......................................          17,771           17,289
     Other ....................................................          22,848           22,503
   National Energy Trading and Marketing:
     Cost of sales ............................................       2,094,737          630,249
   Intersegment eliminations ..................................            (983)          (4,584)
                                                                   ------------     ------------
     Total resource costs (excluding Non-energy) ..............    $  2,385,263     $    879,494
                                                                   ============     ============
GROSS MARGINS:
   Energy Delivery ............................................    $    143,028     $    154,647
   Generation and Resources ...................................          53,340           47,738
   National Energy Trading and Marketing ......................         (14,716)          21,672
                                                                   ------------     ------------
     Total gross margins (excluding Non-energy) ...............    $    181,652     $    224,057
                                                                   ============     ============
OPERATIONS AND MAINTENANCE EXPENSES:
   Energy Delivery ............................................    $     26,085     $     28,812
   National Energy Trading and Marketing ......................           1,507            1,176
   Non-energy .................................................          62,414           73,638
                                                                   ------------     ------------
     Total operations and maintenance expenses ................    $     90,006     $    103,626
                                                                   ============     ============
ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ............................................    $     24,036     $     25,790
   Generation and Resources ...................................           6,405            8,379
   National Energy Trading and Marketing ......................          13,903           11,720
   Non-energy .................................................          15,104           16,529
                                                                   ------------     ------------
     Total administrative and general expenses ................    $     59,448     $     62,418
                                                                   ============     ============
DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ............................................    $     18,345     $     17,315
   Generation and Resources ...................................          12,844           12,442
   National Energy Trading and Marketing ......................           1,740              346
   Non-energy .................................................           5,368            4,499
                                                                   ------------     ------------
     Total depreciation and amortization expenses .............    $     38,297     $     34,602
                                                                   ============     ============
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ............................................    $     53,971     $     63,370
   Generation and Resources ...................................          28,947           21,713
   National Energy Trading and Marketing ......................         (31,888)           8,418
   Non-energy .................................................          (3,143)           5,141
                                                                   ------------     ------------
     Total income from operations .............................    $     47,887     $     98,642
                                                                   ============     ============

INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ...............    $     29,966     $     31,759
   National Energy Trading and Marketing ......................         (19,217)           6,080
   Non-energy .................................................           6,381            8,424
                                                                   ------------     ------------
     Total income available for common stock  (Note 5) ........    $     17,130     $     46,263
                                                                   ============     ============
ASSETS: (1998 amounts at December 31)
   Energy Delivery ............................................    $  1,078,060     $  1,120,323
   Generation and Resources ...................................         587,620          619,086
   Other utility ..............................................         248,338          265,526
   National Energy Trading and Marketing ......................       1,613,111          957,421
   Non-energy .................................................         215,098          291,280
                                                                   ------------     ------------
     Total assets .............................................    $  3,742,227     $  3,253,636
                                                                   ============     ============
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ............................................    $     33,285     $     32,300
   Generation and Resources ...................................           5,832            6,663
   National Energy Trading and Marketing ......................           6,152              902
   Non-energy .................................................           6,776            5,208
                                                                   ------------     ------------
     Total capital expenditures ...............................    $     52,045     $     45,073
                                                                   ============     ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

The FASB issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which was originally to be effective for fiscal years beginning after June 15, 1999. In May 1999, implementation was delayed for one year, so it is now effective for fiscal years beginning after June 15, 2000. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on a company's balance sheets at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. Avista Energy currently accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." The Company is in the process of researching the statement and determining its impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NOTE 2. ENERGY COMMODITY TRADING

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at June 30, 1999 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):

                                   Fixed Price     Fixed Price         Maximum
                                      Payor         Receiver        Terms in Years
                                   -----------     -----------      --------------
Energy commodities (volumes)
   Natural gas                       626,745         614,204               4
   Electric                          134,095         117,204              11
   Coal (tons)                         2,793           2,188               1

Financial products
   Foreign currency                 $  1,300        $     --               4

                                     Index Price     Index Price          Maximum
                                        Payor          Receiver        Terms in Years
                                     -----------     -----------       --------------
Energy commodities (volumes)
   Natural gas                        1,363,481        1,140,244              5
   Electric                               4,042              924              1
   Coal (tons)                               60              246              1

AVISTA CORPORATION
--------------------------------------------------------------------------------

Contract or notional amounts reflect the volume of transactions, but do not necessarily represent the amounts exchanged by the parties to the derivative commodity instruments. Accordingly, contract or notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time.

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at June 30, 1999, and the average fair value of those instruments held during the six months ended June 30, 1999 are set forth below (dollars in thousands):

                                      Fair Value                                   Average Fair Value for the
                                 as of June 30, 1999                              six months ended June 30, 1999
                 ---------------------------------------------------     ----------------------------------------------------
                 Current       Long-term     Current      Long-term      Current       Long-term     Current      Long-term
                  Assets        Assets     Liabilities   Liabilities      Assets        Assets     Liabilities    Liabilities
                 --------      ---------   -----------   -----------     --------      ---------   -----------    -----------
Natural gas      $186,392      $ 31,810      $204,362      $ 21,740      $149,676      $ 58,983      $161,000      $ 49,155
Electric          341,229       409,732       319,637       381,924       298,344       235,609       288,267       211,053
Coal                2,767           459         2,990           460         3,841           390         4,054           375
                 --------      --------      --------      --------      --------      --------      --------      --------
Total            $530,388      $442,001      $526,989      $404,124      $451,861      $294,982      $453,321      $260,583

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of June 30, 1999 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at June 30, 1999 was approximately four months. The weighted average term of Avista Energy's coal commodity instruments at June 30, 1999 was approximately four months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1998 to June 30, 1999 was $3.1 million and is included on the Consolidated Statements of Income in operating revenues.

NOTE 3. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 4. COMMON STOCK REPURCHASE PLAN

On May 12, 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will be retired as authorized but unissued shares. As of June 30, 1999, the Company had repurchased approximately 1.6 million shares.

NOTE 5. EARNINGS PER SHARE

Average shares outstanding for basic earnings per share (EPS) were 40,185,205 and 40,318,725 for the quarter and six months ended June 30, 1999, respectively. At June 30, 1999, 1,540,460 shares of $12.40 Convertible Preferred Stock, Series L, which were convertible into 15,404,595 million shares of common stock, were outstanding. All of these potential common shares were excluded from the computation of diluted EPS for the quarter and six months ended June 30, 1999 because their inclusion, including the related increased preferred stock dividend requirements, had an antidilutive effect on EPS. Options to purchase 603,800 shares of common stock were outstanding during the quarter and six months ended June 30, 1999, but 588,800 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the periods and, therefore, the effect was antidilutive. The average number of common shares outstanding for both basic and diluted EPS was 55,960,360 for both periods in 1998 as the Company did not have any common stock equivalents outstanding in either of those periods.

AVISTA CORPORATION
--------------------------------------------------------------------------------
The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                                            Six Months Ended
                                                    2nd Quarter                 June 30
                                                --------------------      -------------------
                                                 1999         1998         1999         1998
                                                -------      -------      -------      -------
Net income                                      $ 8,509      $15,643      $27,897      $47,875
Less: Preferred stock dividends                   5,384          788       10,767        1,612
                                                -------      -------      -------      -------
Income available for common stock-basic           3,125       14,855       17,130       46,263
Convertible Preferred Stock, Series L,
     dividend requirements                           --           --           --           --
                                                -------      -------      -------      -------
Income available for common stock-diluted       $ 3,125      $14,855      $17,130      $46,263
                                                -------      -------      -------      -------

Weighted-average number of common shares
  outstanding-basic                              40,185       55,960       40,319       55,960

Conversion of Convertible Preferred Stock,
  Series L                                           --           --           --           --
Restricted stock                                    115           --          108           --

Exercise of stock options                            --           --           --           --
                                                -------      -------      -------      -------
Weighted-average number of common shares
  outstanding-diluted                            40,300       55,960       40,427       55,960
                                                -------      -------      -------      -------

Earnings per common share
     Basic                                      $  0.08      $  0.27      $  0.42      $  0.83
     Diluted                                    $  0.08      $  0.27      $  0.42      $  0.83

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

SPOKANE GAS PLANT

The Spokane Natural Gas Plant site (which was operated as a coal gasification plant for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington's Department of Ecology (DOE) that it had been designated as a potentially liable person
(PLP) with respect to any hazardous substances located on this site, stemming from the Company's past ownership of the former Gas Plant. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and implement appropriate remedial measures.

The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs. The Company is continuing additional characterization of the site for the remedial investigation (RI). The PLPs will be negotiating with the DOE on an Agreement Order. The Agreement Order will specify the scope of work for the RI and the feasibility study (FS). The Order is expected to be in place by November 1.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff the opportunity to file and serve an Amended Complaint, which it did. The Company and its affiliates renewed their motion to dismiss and the matter awaits decision by the Court.

THE POWER COMPANY OF AMERICA

On June 25, 1999, the trustee ("Trustee") of the PCA Liquidating Trust ("Trust"), the successor of The Power Company of America, L.P. ("PCA"), demanded that Avista Energy pay the Trust approximately $22,400,000. Until June 1998, Avista Energy and PCA had entered into forward contracts for the purchase/sale of electric power. In early July 1998, PCA defaulted on its contract obligations with Avista Energy and numerous other counterparties. Accordingly, on July 6, 1998, Avista Energy suspended all business dealings with PCA. On August 17, 1998, an involuntary petition was filed against PCA in the U.S. Bankruptcy Court for the District of Connecticut, and on January 5, 1999, the Court approved a plan of reorganization and established the Trust. Avista Energy has filed a Proof of Claim for approximately $2.6 million, representing the net amount owing by PCA to Avista Energy for power delivered to or received from PCA prior to July 6, 1998.

The Trustee's primary claim is based on the allegation that Avista Energy wrongfully terminated the forward contracts on July 6, 1998, resulting in alleged damages to PCA of about $18.5 million, recoverable under contract and/or bankruptcy law, in connection with those contracts in which Avista Energy was the seller and PCA was the buyer. The Trustee's demand threatens to commence a lawsuit against Avista Energy in the Bankruptcy Court if its claims cannot be settled.

Based on an evaluation of the Trustee's demand, the Company and Avista Energy believe that the Trustee's claims (including the referenced $18.5 million claim) lack substantial merit and they intend to contest them vigorously. Furthermore, the Company and Avista Energy believe that the Trustee's claim under the forward sell contracts, to the extent found to be valid, is subject to significantly offsetting claims from Avista Energy against PCA. Accordingly, while the Company cannot predict the ultimate outcome of this matter, the Company does not believe that the Trustee's claims will be material to the Company's consolidated financial position.

NOTE 7. ACQUISITIONS AND DISPOSITIONS

Effective February 1, 1999, Avista Energy completed and closed the purchase of Vitol Gas & Electric, LLC (Vitol), based in Boston, Massachusetts. Vitol was one of the top 20 energy marketing companies in the United States. Vitol trades gas, electricity, coal and SO2 allowances in markets in the eastern half of the United States.

During the first quarter of 1999, Pentzer Corporation (Pentzer) sold its Creative Solutions Group, a group of five portfolio companies that provide point-of-purchase displays and other merchandising and packaging services to retailers and consumer product companies. The sale resulted in a gain of $10.1 million, net of taxes.

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

Avista Capital is the parent company to the National Energy Trading and Marketing and Non-energy businesses. The National Energy Trading and Marketing business is comprised of Avista Energy, Avista Advantage and Avista Power. Avista Energy focuses on commodity trading, energy marketing and other related businesses on a national basis. Avista Energy's primary trading offices are located in Boston, MA, Houston, TX and Spokane, WA, and its principal administrative office is in Boston, MA. Avista Advantage, which is based in Spokane, WA, provides a variety of energy-related products and services, such as consolidated billing and resource accounting, to commercial and industrial customers on a national basis. Avista Power was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy.

The Non-energy business is conducted primarily by Pentzer Corporation (Pentzer), which is the parent company to the majority of the Company's Non-energy businesses. Other non-energy subsidiaries under Avista Capital include Avista Development, Avista Labs, Avista Communications and Avista Fiber. Avista Development manages and markets the corporation's community investments, including real estate and other assets. Avista Labs develops fuel cells and multiple fuel processing approaches using propane, methane and methanol as base fuels to integrate into its fuel cell subsystem. Avista Communications, formed in January 1999, is the newest of the non-energy subsidiaries. It will provide local high-speed telecommunications services to under-served Northwest communities. Avista Communications is a sister company to Avista Fiber, which focuses on building high-speed local dark fiber networks in Northwest communities.

Changes underway in the utility and energy industries are creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company is shifting its strategic direction to growth, which could subject the Company to a higher degree of risk than that of a traditional regulated public utility company.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Basic and diluted earnings per share for the second quarter of 1999 were $0.08 as compared to $0.27 in the second quarter of 1998. In December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of Convertible Preferred Stock, Series L, which resulted in an increase of $4.6 million in preferred stock dividend requirements in the second quarter of 1999 over 1998. Excluding the effects of this transaction, earnings per share would have been $0.14 for the second quarter of 1999.

Second quarter 1999 net income available for common stock was $3.1 million, an $11.7 million decrease from second quarter 1998. The decrease in earnings was primarily the result of an $11.5 million loss from the National Energy Trading and Marketing line of business due to warmer than normal weather, soft national energy markets and a lack of volatility within those markets, as compared to net income of that line of business of $4.0 million in the second quarter of 1998. In addition, earnings from non-energy operations declined $2.6 million from second quarter 1998 primarily from the loss of income due to the first quarter 1999 sale of a group of Pentzer's portfolio companies. The decreased earnings were partially offset by a $6.4 million increase in earnings from the utility operations due to improved operating results, primarily from the Generation and Resources line of business, and the resolution of a number of environmental issues during the quarter.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Energy Delivery and Generation and Resources contributed $0.40 to earnings per share for the second quarter of 1999 compared to $0.17 in the second quarter of 1998. National Energy Trading and Marketing operations had a loss of $0.29 per share in the second quarter of 1999 compared to a contribution of $0.07 in the same period in 1998. Non-energy operations had a loss of $0.03 per share for the second quarter of 1999 compared to a contribution of $0.03 in the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Earnings per share for the first half of 1999 were $0.42 as compared to $0.83 in the first six months of 1998. As a result of the exchange of shares of common stock for shares of the Convertible Preferred Stock mentioned above, preferred stock dividend requirements increased $9.2 million in the first half of 1999 over 1998. Excluding the effects of this transaction, earnings per share would have been $0.48 for the first six months of 1999.

Net income available for common stock for the first half of 1999 was $17.1 million compared to $46.3 million for the first six months of 1998. The decrease in earnings was primarily the result of a $19.2 million loss from the National Energy Trading and Marketing line of business due to warmer than normal weather, soft national energy markets and a lack of volatility within those markets, as compared to net income of that line of business of $6.1 million in the first six months of 1998. In addition, earnings from non-energy operations declined $2.0 million, while earnings from utility operations decreased $1.8 million from the first six months of 1998. Non-energy income for 1999 included a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of a group of portfolio companies. However, this gain was partially offset by the loss of income from these same companies. Non-energy income for 1998 included a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer which occurred in the first quarter of 1998. Utility income decreased from 1998 primarily due to higher purchased power costs and lower wholesale sales prices experienced by the Generation and Resources line of business in the first quarter of 1999.

Energy Delivery and Generation and Resources contributed $0.74 to earnings per share for the first half of 1999 compared to $0.57 in the first six months of 1998. This increase in utility earnings per share despite the decrease in operating income occurred as a result of a decrease in the number of shares of common stock outstanding due primarily to the exchange of shares of common stock for Preferred Stock Series L. National Energy Trading and Marketing operations had a loss of $0.48 per share in the first six months of 1999 compared to a contribution of $0.11 in the same period in 1998. Non-energy operations contributed $0.16 to earnings per share for the first half of 1999 compared to $0.15 in the same period in 1998.

ENERGY DELIVERY

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Energy Delivery's pre-tax income from operations decreased $1.4 million, or 8%, in the second quarter of 1999 from the same period in 1998. The decrease was primarily the result of an increase in the transfer price between the two utility lines of business representing the revenue from the sale of the electric energy commodity used to serve Energy Delivery's customers. This transfer of revenues between the two utility lines of business occurs through the use of a transfer price, primarily based on cost of production studies, that is associated with the sale of a kilowatthour of electricity. The electric energy commodity revenues are collected by Energy Delivery and transferred to Generation and Resources. The increase in the transfer price represents the increased cost of purchased power. This amounted to an additional $5.7 million that was transferred from Energy Delivery to Generation and Resources, but this additional amount was not collected from the customers. Energy Delivery's operating revenues decreased $1.5 million during the second quarter of 1999 as compared to 1998.

Retail electric revenues, excluding the effect of the revenues transferred to Generation and Resources, increased $4.2 million and natural gas revenues increased $3.8 million in the second quarter of 1999 over 1998 due to customer growth and slightly cooler weather in the second quarter of 1999.

Total operating expenses were unchanged in the second quarter of 1999 from 1998. Purchased natural gas costs increased $2.3 million in the second quarter of 1999, primarily from increased therm sales due to customer growth and cooler weather in 1999. Other operating and maintenance expenses decreased $1.6 million as a result of fewer storms, resulting in less storm damage, and realizing the benefit of preventive maintenance programs such as cable replacement, pole test

AVISTA CORPORATION
--------------------------------------------------------------------------------
and treat, and tree trimming. Administrative and general expenses decreased $2.1 million in the second quarter of 1999 primarily due to increased expenses during 1998 associated with the change in executive officers.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Energy Delivery's pre-tax income from operations decreased $9.4 million, or 15%, in the first six months of 1999 from the same period in 1998. The decrease was primarily the result of the increase in the transfer price between the two utility lines of business that is discussed above. The increase in the transfer price amounted to an additional $12.4 million that was transferred from Energy Delivery to Generation and Resources, but this additional amount was not collected from the customers. Energy Delivery's operating revenues and expenses decreased $11.4 million and $2.0 million, respectively, during the first half of 1999 as compared to 1998.

Retail electric revenues, excluding the effect of the revenues transferred to Generation and Resources, increased $6.0 million and natural gas revenues increased $1.9 million in the first half of 1999 over 1998 due to customer growth and slightly cooler weather in the first six months of 1999 as compared to 1998.

Total operating expenses decreased $2.0 million in the first six months of 1999 from 1998. Other operations and maintenance expenses decreased $2.7 million primarily due to fewer storms, resulting in less storm damage, and realizing the benefit of preventive maintenance programs such as cable replacement, pole test and treat, and tree trimming. Administrative and general expenses decreased $1.8 million from the first half of 1998 as a result of increased expenses during 1998 associated with the change in executive officers.

GENERATION AND RESOURCES

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Generation and Resources' pre-tax income from operations increased $5.5 million, or 37%, in the second quarter of 1999 over the same period in 1998. The increase was primarily due to the increase in the transfer price between the two utility lines of business, which resulted in a $5.7 million increase in the electric energy commodity revenues transferred to Generation and Resources by Energy Delivery.

Generation and Resources' revenues for the second quarter of 1999 increased $20.6 million over the same period in 1998. Wholesale revenues increased $12.5 million, or 16%, while sales volumes decreased 2% during the second quarter of 1999 from 1998, reflecting higher prices for purchased power in the region. The majority of the remainder of the increased revenues resulted from the higher electric commodity revenues transferred from Energy Delivery.

Streamflows in the second quarter of 1999 were 106% of normal, compared to 86% in the second quarter of 1998, which resulted in hydroelectric generation 9% higher in the second quarter of 1999 compared to 1998. This led to a 5% decrease in the volume of purchased power. However, purchased power prices were 24% higher than last year, which resulted in a $12.7 million, or 17%, increase in purchased power expenses in the second quarter of 1999 over 1998. This increase accounts for the majority of the increase in Generation and Resources' operating expenses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Generation and Resources' pre-tax income from operations increased $7.2 million, or 33%, in the first six months of 1999 over the same period in 1998. The increase was primarily due to the increase in the transfer price between the two utility lines of business, which resulted in a $12.4 million increase in the electric energy commodity revenues transferred to Generation and Resources by Energy Delivery. This increase was partially offset by purchased power costs that increased more than the associated wholesale revenues during the first quarter of 1999. The Company committed to electric energy purchases in 1998 based on region-wide forecasts for colder temperatures and the expected higher demand for energy from both retail and wholesale customers during the first quarter. When those forecasted colder temperatures did not materialize as anticipated in the first quarter, the Company sold that energy into wholesale markets at lower prices.

Generation and Resources' revenues for the first half of 1999 increased $43.0 million over the same period in 1998. Streamflows in the first six months of 1999 were 107% of normal, compared to 91% in the first half of 1998, which resulted in hydroelectric generation 10% higher in the first half of 1999 compared to 1998. This led to higher volumes of wholesale sales. Wholesale revenues increased $26.1 million, or 17%, while sales volumes increased only 2% during the

AVISTA CORPORATION
--------------------------------------------------------------------------------

first half of 1999 over 1998, reflecting higher prices for purchased power in the region. The majority of the remainder of the increased revenues resulted from the higher electric commodity revenues transferred from Energy Delivery.

Increased wholesale sales caused purchased power volumes to increase 2%, which, combined with purchased power prices 21% higher than last year, resulted in a $37.0 million, or 23%, increase in purchased power costs in the first half of 1999 over 1998. This increase accounts for the majority of the increase in Generation and Resources' operating expenses.

NATIONAL ENERGY TRADING AND MARKETING

National Energy Trading and Marketing includes the results of Avista Energy, the national energy marketing subsidiary; Avista Advantage, the energy services subsidiary; and Avista Power, formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. Avista Power operations have had minimal impact on earnings to date. Avista Energy maintains a trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), which causes earnings variability.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

National Energy Trading and Marketing income available for common stock for the second quarter of 1999 was a loss of $11.5 million, compared to second quarter 1998 earnings of $4.0 million. Avista Energy's operations were primarily affected by warmer than normal weather, soft national energy markets and a lack of volatility within those markets. Avista Energy lost income (1) on positions taken in anticipation of certain weather patterns in particular areas of the country, which lost value when the expected patterns did not occur, and (2) on options, also taken in anticipation of certain weather patterns in particular areas of the country, which expired unexercised when the expected patterns did not occur.

National Energy Trading and Marketing's revenues and operating expenses increased $779.8 million and $804.7 million, respectively, in the second quarter of 1999 over 1998. The increase in revenues and expenses is primarily the result of Avista Energy continuing to grow its business. Since its inception in 1997, Avista Energy has been developing and expanding its business and adding experienced traders and staff. This growth has continued into 1999 with Avista Energy's purchase of Vitol Gas & Electric, LLC (Vitol) in the first quarter. Vitol, located in Boston, Massachusetts, was one of the top 20 energy marketing companies in the United States.

The decreased earnings were primarily the result of declines in market values resulting from mild weather conditions and a general lack of volatility in the electric and natural gas commodity markets. Changing market conditions and the addition of new systems, new leadership, and new financial and trading personnel caused results to turn around before the end of the second quarter, but were not large enough to overcome earlier losses.

Late in the second quarter of 1999, Avista Energy added a significant number of energy professionals in its Spokane, Houston and Boston offices. The integration of Vitol operations into Avista Energy began during the second quarter and is continuing, with the consolidation of back-office support, improvements in accounting and trading processes and personnel, and continued enhancements in risk management systems across Avista Energy.

Avista Energy marks its trading portfolio to fair market value on a daily basis, which can cause earnings variability. For additional information about market risk and credit risk, see Energy Trading Business on page 24.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

National Energy Trading and Marketing income available for common stock for the first six months of 1999 was a loss of $19.2 million, compared to earnings of $6.1 million in the first half of 1998. Avista Energy's operations were primarily affected by warmer than normal weather, soft national energy markets and a lack of volatility within those markets. Avista Energy lost income when positions lost value and options expired unexercised when the anticipated weather patterns in particular areas of the country on which certain trades were based did not occur as expected.

National Energy Trading and Marketing's revenues and operating expenses increased $1.428 billion and $1.468 billion, respectively, in the first half of 1999 over 1998. The increase in revenues and expenses is primarily the result of Avista Energy continuing to grow its business.

AVISTA CORPORATION
--------------------------------------------------------------------------------

National Energy Trading and Marketing's total assets and liabilities increased $655.7 million from December 1998 to June 1999. Avista Energy's energy commodity assets and liabilities increased as a result of additional trading volumes, which were partially offset by market price declines. Trade receivables and payables increased due to additional volumes of sales and purchases.

NON-ENERGY

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Non-energy operations primarily reflect the results from Pentzer. Non-energy income available for common stock for the second quarter of 1999 was a loss of $1.2 million, compared to second quarter 1998 earnings of $1.3 million. The 1999 loss primarily resulted from the loss of income due to the sale of a group of Pentzer's portfolio companies during the first quarter of 1999 and a loss on the sale of equipment as a portfolio company consolidates its locations.

Non-energy operating revenues and expenses decreased $23.1 million and $19.3 million, respectively, during the second quarter of 1999, as compared to 1998, primarily as a result of the sale of a group of Pentzer's portfolio companies during the first quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Non-energy income available for common stock for the first six months of 1999 was $6.4 million, compared to 1998 earnings of $8.4 million. The 1999 earnings include a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of a group of portfolio companies. The 1998 earnings included a transactional gain totaling $5.5 million, net of taxes, recorded by Pentzer as a result of the sale of one of its portfolio companies, Systran Financial Services. Non-transactional income from portfolio companies decreased $5.7 million in the first six months of 1999 from 1998 primarily due to the loss of income from the sale of a group of Pentzer's portfolio companies in the first quarter of 1999, a loss on the sale of equipment and decreased business activities.

Non-energy operating revenues and expenses decreased $20.1 million and $11.8 million, respectively, during the first six months of 1999, as compared to 1998, primarily as a result of the sale of a group of Pentzer's portfolio companies during the first quarter of 1999.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash provided by operating activities in the first six months of 1998 totaled $77.1 million, an increase of $7.4 million from the same period in 1998. Net income for the first half of 1999 was $20.0 million below that of 1998. The primary reason for increased cashflows was the sale of an additional $35.0 million of customer accounts receivables during 1999. Various working capital components, such as receivable and payables, increased substantially in the 1999 period primarily due to Avista Energy's operations.

Investing Activities Cash used in investing activities totaled $2.6 million in the first six months of 1999 compared to $48.4 million in the same period in 1998. Net cash used in investing activities during 1999 was primarily due to the purchase of Vitol and capital expenditures, nearly offset by proceeds from the sale of subsidiary investments by Pentzer.

Financing Activities Cash used in financing activities totaled $99.9 million in the first half of 1999 compared to $21.5 million in 1998. Short-term borrowings increased $51.1 million, while $101.3 million of long-term debt matured or was redeemed in the first six months of 1999. In the first half of 1998, short-term borrowings decreased $41.8 million, $74.2 million of long-term debt was issued and $16.0 million of preferred stock and debt was redeemed or matured. The repurchase of company stock (see paragraph below) used $26.5 million in 1999. Dividends paid decreased $15.9 million in the first half of 1999 compared to 1998 as a result of the Company's dividend restructuring that occurred in December 1998.

On May 12, 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will be retired as authorized but unissued shares. As of June 30, 1999, the Company had repurchased approximately 1.6 million shares.

In July 1999, the Company filed a Registration Statement with the Securities and Exchange Commission for authorization to issue up to and including $400 million of debt securities.

The Company's total common equity decreased $18.5 million during the first six months of 1999 to $469.5 million, primarily due to losses experienced by the National Energy Trading and Marketing business and the repurchase and retirement of shares of the Company's common stock. The Company's consolidated capital structure at June 30, 1999, was 44% debt, 26% preferred securities and 30% common equity, compared to 45% debt, 25% preferred securities and 30% common equity at year-end 1998. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at June 30, 1999, would have been 44% debt, 9% preferred securities and 47% common equity.

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

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $260 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of June 30, 1999, $58.4 million was outstanding under other short-term borrowing arrangements and there were no outstanding borrowings under the committed line of credit.

NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, expiring May 31, 2000. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of

AVISTA CORPORATION
--------------------------------------------------------------------------------

letters of credit to secure contractual obligations to counterparts. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At June 30, 1999, there were no cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $69.3 million.

At June 30, 1999, National Energy Trading and Marketing operations had $36.3 million in cash and marketable securities with $3.1 million in long-term debt outstanding.

Avista Power earlier announced the purchase of a site in New Mexico on which it planned to construct a 120 megawatt combined cycle natural gas-fired electrical generating plant estimated to cost approximately $70 million. After completing due diligence on the site, it was determined that the project was not economically beneficial, so Avista Power decided not to proceed with the project.

NON-ENERGY OPERATIONS

The non-energy operations have $44.7 million in short-term borrowing arrangements available ($9.5 million outstanding as of June 30, 1999) to fund Pentzer's portfolio companies' requirements on an interim basis. At June 30, 1999, the non-energy operations had $9.9 million in cash and marketable securities with $38.9 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).

YEAR 2000

State of Readiness

As of the end of June 1999, the Company believes all of its internal business critical systems that could affect the Company's ability to deliver electric and natural gas are Year 2000 ready. During the remainder of 1999, the Company will complete the remaining non-mission critical tasks, continue to work with key suppliers, and refine and test contingency plans. Key activities include the assignment of resources to key locations for the evening of December 31, 1999 and the morning of January 1, 2000, training of personnel, testing of contingency procedures and completion of other tasks that support the Company's contingency plans. The Company participated in a region-wide contingency planning drill coordinated by the Western Systems Coordinating Council (WSCC) on April 9, 1999 and is making plans to participate in a second region-wide contingency planning drill on September 8-9, 1999.

Desktop Computer Systems The Company performed Year 2000 testing on all desktop computer hardware and inventoried and assessed desktop resident third-party software. All non-compliant third-party software programs and critical business desktop applications have been made Year 2000 ready while 99% of the desktop hardware requiring remediation has either been fixed or replaced.

Business Systems Several of the Company's business systems would not have operated correctly in the year 2000 and beyond. The Company has completed Year 2000 remediation and testing of mainframe computer code. A failure of these systems would not jeopardize the Company's ability to deliver energy services to customers, but might affect its ability to perform selected accounting and business-related functions.

Supply Chain The Company recognizes its dependence on outside suppliers of goods and services and is working to assure that the necessary products and services are available. The Company identified and communicated with critical suppliers in order to investigate their efforts to become Year 2000 ready. In addition, the Company has made site visits to selected key suppliers and is reviewing their contingency plans.

Embedded Systems Inventory, assessment, testing and remediation of microprocessor-controlled devices is complete. Very few embedded systems required remediation, and none requiring remediation would have caused a disruption in service to customers.

Contingency Planning The Company has developed contingency plans for the Company's electric and natural gas services and continues to participate in the development of region-wide contingency plans for electric service through the WSCC, the Company's electric reliability region.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Costs

The Company estimates that the cost of its Year 2000 project will be approximately $6-7 million in incremental costs during the 1997-1999 time period. Through June 30, 1999, the Company has spent $5.6 million in incremental costs. These costs are being funded through operating cashflows. The Company does not expect costs associated with the Year 2000 project to materially affect the Company's earnings in any one year.

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

In addition to the traditional electric utility operations of the Company, the energy trading business conducted by Avista Energy is subject to Year 2000 risk. Most of Avista Energy's internal business systems do not require any significant upgrading and those that do have been addressed. With the integration of Avista Energy's and Vitol's systems, an entire new infrastructure is being implemented, scheduled to be complete by the end of September, which will be Year 2000 compliant. However, if any of Avista Energy's counterparties experience Year 2000 problems (including, but not limited to, problems arising out of failures in the generation or transmission systems of utilities or other energy suppliers), such problems could impair the ability of Avista Energy or any of its counterparties to fulfill their contractual obligations. Avista Energy has contacted its counterparties and various power pools to assess their Year 2000 readiness and is developing contingency plans. See "Energy Trading Business".

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Credit risk relates to the risk of loss that the Company (to the extent of Generation and Resources' trading activities) and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company or Avista Energy, as the case may be. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company and Avista Energy seek to mitigate credit risk (and concentrations thereof) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties may occur from time to time. To date, no such default has had a material adverse effect on the Company or Avista Energy.

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $300.4 million at June 30, 1999.

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

Commodity Price Risk The Company's market risks related to commodity prices have not changed materially from those reported in the 1998 Form 10-K. The following Value-at-Risk (VAR) information has been updated for the current period. At June 30, 1999, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $4.2 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first six months of 1999 was $3.6 million.

Foreign Currency Risk The Company's market risks related to foreign currency have not changed materially from those reported in the 1998 Form 10-K.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources: Risk Management."

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 Annual Meeting of Shareholders of the Company was held on May 13, 1999. The re-election of three directors with expiring terms and election of a new director were the only matters voted upon at the meeting. There were 40,555,765 shares of Common Stock issued and outstanding as of March 18, 1999, the proxy record date, with 33,331,558 shares represented at said meeting. The details of the voting are shown below:

                                                                  Against
                                               For               or Withheld
                                            ----------           -----------
      Re-election of Directors
         Thomas M. Matthews                 31,664,990            1,666,568
         Eugene W. Meyer                    31,816,630            1,514,928
         Daniel J. Zaloudek                 31,767,953            1,563,605

      Election of New Director
         Jessie J. Knight, Jr.              31,784,340            1,547,218

ITEM 5. OTHER INFORMATION

Idaho Electric Rate Increase On December 18, 1998, the Company filed for a general electric rate increase of $14.2 million or 11.56% with the Idaho Public Utilities Commission (IPUC), which was later reduced to approximately $13.5 million or 10.9%. In July 1999, the IPUC approved a rate increase of $9.3 million or 7.58%, effective August 1, 1999. The Company is implementing a 2.5% power cost adjustment (PCA) rebate, also effective August 1, 1999.

Avista Communications In May 1999, Avista Communications finalized an acquisition agreement with Western Technology Partners, a Billings, Montana internet service provider, to form Avista Communications of Montana. The merger added more than 6,000 customers. The new company will provide local dial tone, data and internet services.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

councils or directors who control the municipal utilities and public utility districts that also have ownership interests in the Centralia plant. It is expected that all approvals will be completed by the end of the year.

Avista Labs Avista Labs selected a Spokane company, Logan Industries, Inc., to manufacture its introductory proton exchange membrane (PEM) fuel cell generators. A minimum of 200 PEM fuel cell power units will be manufactured, assembled and tested. Manufacturing began in June. In September and October of this year, Avista Labs will begin installing demonstration sites throughout the United States to prove the reliability and ease of operation.

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

ADDITIONAL FINANCIAL DATA

At June 30, 1999, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $680.9 million. Of such amount, $218.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $372.2 million represents secured indebtedness of the Company. The balance of $90.2 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                           12 Months Ended
                                                    ------------------------------
                                                    June 30,          December 31,
                                                      1999                1998
                                                    --------          ------------
     Ratio of Earnings to Fixed Charges              2.17(x)            2.66(x)
     Ratio of Earnings to Fixed Charges and
         Preferred Dividend Requirements             1.60(x)            2.25(x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            4(a)  Bylaws of Avista Corporation, as amended May 13, 1999.

            12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.

            Dated January 6, 1999, regarding the Company's name change to Avista Corporation. Dated June 15, 1999, regarding anticipated lower second quarter earnings.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AVISTA CORPORATION
                                                   (Registrant)

Date:  August 12, 1999                          /s/ J. E. Eliassen
                                          --------------------------------
                                                  J. E. Eliassen
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                                 Financial Officer)