Form 10-Q
period 1999-09-30
AVISTA CORP
filed 1999-11-15
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


At October 31, 1999, 35,644,829 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      Index


                                                                                    Page No.
                                                                                    --------
Part I. Financial Information:

           Item 1.Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  September 30, 1999 and 1998 ..................................       3

               Consolidated Statements of Income - Nine Months Ended
                  September 30, 1999 and 1998 ..................................       4

               Consolidated Balance Sheets - September 30, 1999
                  and December 31,
                  1998 .........................................................       5

               Consolidated Statements of Capitalization - September 30, 1999
                  and December 31, 1998 ........................................       6

               Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 1999 and 1998 ..................................       7

               Schedule of Information by Business Segments - Three Months Ended
                  September 30, 1999 and 1998 ..................................       8

               Schedule of Information by Business Segments - Nine Months Ended
                  September 30, 1999 and 1998 ..................................      10

               Notes to Consolidated Financial Statements ......................      12

           Item 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................      16

           Item 3.Quantitative and Qualitative Disclosures About Market Risk ...      26

Part II Other Information:

           Item 5.Other Information ............................................      26

           Item 6.Exhibits and Reports on Form 8-K .............................      28

Signature ......................................................................      29

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars


                                                                            1999              1998
                                                                        -----------       -----------
OPERATING REVENUES ...................................................  $ 3,718,109       $ 1,434,055
                                                                        -----------       -----------
OPERATING EXPENSES:
     Resource costs ..................................................    3,596,506         1,289,400
     Operations and maintenance ......................................       41,502            61,339
     Administrative and general ......................................       31,332            30,022
     Depreciation and amortization ...................................       18,570            17,622
     Taxes other than income taxes ...................................       12,002            11,369
                                                                        -----------       -----------
       Total operating expenses ......................................    3,699,912         1,409,752
                                                                        -----------       -----------
INCOME FROM OPERATIONS ...............................................       18,197            24,303
                                                                        -----------       -----------
OTHER INCOME (EXPENSE):
     Interest expense ................................................      (15,855)          (17,104)
     Net gain on subsidiary transactions .............................       43,054                48
     Other income-net ................................................        1,779             2,341
                                                                        -----------       -----------
       Total other income (expense)-net ..............................       28,978           (14,715)
                                                                        -----------       -----------
INCOME BEFORE INCOME TAXES ...........................................       47,175             9,588
INCOME TAXES .........................................................       19,562               881
                                                                        -----------       -----------
NET INCOME ...........................................................       27,613             8,707
DEDUCT-Preferred stock dividend requirements  (Note 5) ...............        5,340               608
                                                                        -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK ....................................  $    22,273       $     8,099
                                                                        ===========       ===========
Average common shares outstanding (thousands), Basic  (Note 5) .......       36,634            55,960
Average common shares outstanding (thousands), Diluted  (Note 5) .....       52,055            55,960
EARNINGS PER SHARE OF COMMON STOCK, BASIC  (Note 5) ..................  $      0.61       $      0.14
EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 5) ................  $      0.52       $      0.14
Dividends paid per common share ......................................  $      0.12       $      0.31
NET INCOME ...........................................................  $    27,613       $     8,707
                                                                        -----------       -----------
OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment .........................           13              (229)
     Unrealized investment gains/(losses)-net of tax .................         (510)           (1,161)
                                                                        -----------       -----------
OTHER COMPREHENSIVE INCOME ...........................................         (497)           (1,390)
                                                                        -----------       -----------
COMPREHENSIVE INCOME .................................................  $    27,116       $     7,317
                                                                        ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars


                                                                          1999              1998
                                                                      -----------       -----------
OPERATING REVENUES ................................................   $ 6,366,047       $ 2,661,290
                                                                      -----------       -----------

OPERATING EXPENSES:
   Resource costs .................................................     5,981,449         2,191,459
   Operations and maintenance .....................................       131,887           164,887
   Administrative and general .....................................        90,551            92,519
   Depreciation and amortization ..................................        56,901            52,225
   Taxes other than income taxes ..................................        39,032            37,255
                                                                      -----------       -----------
     Total operating expenses .....................................     6,299,820         2,538,345
                                                                      -----------       -----------
INCOME FROM OPERATIONS ............................................        66,227           122,945
                                                                      -----------       -----------
OTHER INCOME (EXPENSE):
   Interest expense ...............................................       (47,593)          (51,151)
   Net gain on subsidiary transactions ............................        58,648             7,579
   Other income-net ...............................................        10,576             7,639
                                                                      -----------       -----------
     Total other income (expense)-net .............................        21,631           (35,933)
                                                                      -----------       -----------
INCOME BEFORE INCOME TAXES ........................................        87,858            87,012
INCOME TAXES ......................................................        32,348            30,430
                                                                      -----------       -----------
NET INCOME ........................................................        55,510            56,582
DEDUCT-Preferred stock dividend requirements  (Note 5) ............        16,107             2,219
                                                                      -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK .................................   $    39,403       $    54,363
                                                                      ===========       ===========
Average common shares outstanding (thousands), Basic  (Note 5) ....        39,077            55,960
Average common shares outstanding (thousands), Diluted  (Note 5) ..        54,559            55,960
EARNINGS PER SHARE OF COMMON STOCK, BASIC  (Note 5) ...............   $      1.01       $      0.97
EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 5) .............   $      0.98       $      0.97
Dividends paid per common share ...................................   $      0.36       $      0.93
NET INCOME ........................................................   $    55,510       $    56,582
                                                                      -----------       -----------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment ........................           371              (363)
   Unrealized investment gains/(losses)-net of tax ................          (249)           (2,158)
                                                                      -----------       -----------
OTHER COMPREHENSIVE INCOME ........................................           122            (2,521)
                                                                      -----------       -----------
COMPREHENSIVE INCOME ..............................................   $    55,632       $    54,061
                                                                      ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars


                                                                   September 30,   December 31,
                                                                       1999            1998
                                                                   -------------   ------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ....................................   $  163,123      $   72,836
   Temporary cash investments ...................................       17,490           5,786
   Accounts and notes receivable-net ............................      558,388         456,857
   Energy commodity assets ......................................      530,996         357,581
   Materials and supplies, fuel stock and natural gas stored ....       29,353          42,140
   Prepayments and other ........................................       50,365          33,396
                                                                    ----------      ----------
     Total current assets .......................................    1,349,715         968,596
                                                                    ----------      ----------
UTILITY PROPERTY:
   Utility plant in service-net .................................    2,143,179       2,095,301
   Construction work in progress ................................       51,290          45,391
                                                                    ----------      ----------
     Total ......................................................    2,194,469       2,140,692
   Less:  Accumulated depreciation and amortization .............      706,089         669,750
                                                                    ----------      ----------
     Net utility plant ..........................................    1,488,380       1,470,942
                                                                    ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net .............................       57,602          62,577
   Non-utility properties and investments-net ...................      154,055         206,773
   Energy commodity assets ......................................      484,040         236,644
   Other-net ....................................................       28,047          26,016
                                                                    ----------      ----------
     Total other property and investments .......................      723,744         532,010
                                                                    ----------      ----------
DEFERRED CHARGES:
   Regulatory assets for deferred income tax ....................      167,698         171,037
   Conservation programs ........................................       45,338          49,114
   Unamortized debt expense .....................................       27,941          28,414
   Other-net ....................................................       38,522          33,523
                                                                    ----------      ----------
     Total deferred charges .....................................      279,499         282,088
                                                                    ----------      ----------
       TOTAL ....................................................   $3,841,338      $3,253,636
                                                                    ==========      ==========
LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable .............................................   $  608,675      $  406,457
   Energy commodity liabilities .................................      538,392         348,387
   Taxes and interest accrued ...................................       31,780          38,628
   Other ........................................................       39,186          70,721
                                                                    ----------      ----------
     Total current liabilities ..................................    1,218,033         864,193
                                                                    ----------      ----------
NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ......................................       41,023          34,815
   Deferred revenue .............................................      135,191         145,124
   Energy commodity liabilities .................................      437,498         207,948
   Deferred income taxes ........................................      371,584         357,702
   Other deferred credits .......................................        9,546          11,571
                                                                    ----------      ----------
     Total non-current liabilities and deferred credits .........      994,842         757,160
                                                                    ----------      ----------
CAPITALIZATION (See Consolidated Statements of Capitalization) ..    1,628,463       1,632,283
                                                                    ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 6)
       TOTAL ....................................................   $3,841,338      $3,253,636
                                                                    ==========      ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars


                                                                                     September 30,      December 31,
                                                                                          1999              1998
                                                                                     -------------      ------------
LONG-TERM DEBT:
   First Mortgage Bonds:
     7 1/8% due December 1, 2013 ..................................................   $    66,700       $    66,700
     7 2/5% due December 1, 2016 ..................................................        17,000            17,000
     Secured Medium-Term Notes:
       Series A - 6.13% to 7.90% due 2000 through 2023 ............................       139,400           211,500
       Series B - 6.20% to 8.25% due 1999 through 2010 ............................       145,000           150,000
                                                                                      -----------       -----------
       Total first mortgage bonds .................................................       368,100           445,200
                                                                                      -----------       -----------
   Pollution Control Bonds:
     Floating Rate, Colstrip 1999A, due 2032 ......................................        66,700                 -
     Floating Rate, Colstrip 1999B, due 2034 ......................................        17,000                 -
     6% Series due 2023 ...........................................................         4,100             4,100
                                                                                      -----------       -----------
       Total pollution control bonds ..............................................        87,800             4,100
                                                                                      -----------       -----------
   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.57% due 1999 through 2007 ..............................        38,500            38,500
     Series B - 6.75% to 8.23% due 2001 through 2023 ..............................        96,000           115,000
     Series C - 5.99% to 6.88% due 2007 through 2028 ..............................        84,000            84,000
                                                                                      -----------       -----------
       Total unsecured medium-term notes ..........................................       218,500           237,500
                                                                                      -----------       -----------
   Notes payable (due within one year) to be refinanced ...........................       103,500                 -
   Other ..........................................................................         8,894            43,222
                                                                                      -----------       -----------
     Total long-term debt .........................................................       786,794           730,022
                                                                                      -----------       -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ...................................................        60,000            60,000
     Floating Rate, Series B, due 2037 ............................................        50,000            50,000
                                                                                      -----------       -----------
       Total company-obligated mandatorily redeemable preferred trust securities ..       110,000           110,000
                                                                                      -----------       -----------
PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $6.95 Series K; 350,000 shares outstanding ($100 stated value) ...............        35,000            35,000
                                                                                      -----------       -----------
       Total subject to mandatory redemption ......................................        35,000            35,000
                                                                                      -----------       -----------
CONVERTIBLE PREFERRED STOCK:
   Not subject to mandatory redemption:
     $12.40 Convertible Series L; 1,515,460 and 1,540,460 shares outstanding
       ($182.80 stated value) .....................................................       264,555           269,227
                                                                                      -----------       -----------
       Total convertible preferred stock ..........................................       264,555           269,227
                                                                                      -----------       -----------
COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     35,644,829 and 40,453,729 shares outstanding .................................       318,682           381,401
   Note receivable from employee stock ownership plan .............................        (8,513)           (9,295)
   Capital stock expense and other paid in capital ................................        (4,348)           (4,176)
   Other comprehensive income .....................................................          (219)             (341)
   Retained earnings ..............................................................       126,512           120,445
                                                                                      -----------       -----------
     Total common equity ..........................................................       432,114           488,034
                                                                                      -----------       -----------
TOTAL CAPITALIZATION ..............................................................   $ 1,628,463       $ 1,632,283
                                                                                      ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars


                                                                             1999            1998
                                                                          ---------       ---------
OPERATING  ACTIVITIES:
   Net income .........................................................   $  55,510       $  56,582
   NON-CASH ITEMS INCLUDED IN NET INCOME:

     Depreciation and amortization ....................................      56,901          52,225
     Provision for deferred income taxes ..............................      21,034           8,514
     Allowance for equity funds used during construction ..............        (647)         (1,105)
     Power and natural gas cost deferrals and amortizations ...........      (8,519)         (2,945)
     Gain on sale of subsidiary investments and other-net .............     (64,641)         (9,068)
     (Increase) decrease in working capital components:
       Sale of customer accounts receivables-net ......................       5,000          40,000
       Receivables and prepaid expense ................................    (182,927)       (311,481)
       Materials & supplies, fuel stock and natural gas stored ........      (2,087)         (2,959)
       Payables and other accrued liabilities .........................     244,208         328,188
       Other ..........................................................      (4,013)         (4,341)
                                                                          ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................     119,819         153,610
                                                                          ---------       ---------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ...........     (60,193)        (65,097)
   Other capital requirements .........................................     (22,583)         (9,895)
   (Increase) decrease in other noncurrent balance sheet items-net ....     (15,425)          2,859
   Proceeds from sale of subsidiary investments .......................     145,285          16,385
   Assets acquired and investments in subsidiaries ....................     (40,735)        (33,804)
                                                                          ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................       6,349         (89,552)
                                                                          ---------       ---------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .......................      97,151         (52,729)
   Proceeds from issuance of long-term debt ...........................      84,933          66,615
   Redemption and maturity of long-term debt ..........................     (98,610)        (18,764)
   Redemption of preferred stock ......................................      (4,672)        (10,000)
   Repurchase of common stock .........................................     (82,047)              -
   Cash dividends paid ................................................     (30,316)        (54,299)
   Other-net ..........................................................      (2,320)         10,034
                                                                          ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES .................................     (35,881)        (59,143)
                                                                          ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................      90,287           4,915
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................      72,836          30,593
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $ 163,123       $  35,508
                                                                          =========       =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:

     Interest .........................................................   $  45,586       $  45,912
     Income taxes .....................................................      34,823          33,152
   Noncash financing and investing activities:

     Property purchased under capitalized leases ......................       1,386             482


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars


                                                                  1999              1998
                                                              -----------       -----------
OPERATING REVENUES:
   Energy Delivery ........................................   $    74,210       $    78,871
   Generation and Resources ...............................       243,727           219,956
   National Energy Trading and Marketing ..................     3,364,678         1,077,730
   Non-energy .............................................        38,557            60,969
   Intersegment eliminations ..............................        (3,063)           (3,471)
                                                              -----------       -----------
     Total operating revenues .............................   $ 3,718,109       $ 1,434,055
                                                              ===========       ===========
RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale .....................   $    16,916       $    17,020
     PCA and other ........................................          (172)             (599)
   Generation and Resources:
     Power purchased ......................................       199,118           179,268
     Fuel for generation ..................................        13,101            12,908
     Other ................................................        14,245            13,567
   National Energy Trading and Marketing:
     Cost of sales ........................................     3,356,361         1,070,707
   Intersegment eliminations ..............................        (3,063)           (3,471)
                                                              -----------       -----------
     Total resource costs (excluding Non-energy) ..........   $ 3,596,506       $ 1,289,400
                                                              ===========       ===========
GROSS MARGINS:
   Energy Delivery ........................................   $    57,466       $    62,450
   Generation and Resources ...............................        17,263            14,213
   National Energy Trading and Marketing ..................         8,317             7,023
                                                              -----------       -----------
     Total gross margins (excluding Non-energy) ...........   $    83,046       $    83,686
                                                              ===========       ===========
OPERATIONS AND MAINTENANCE EXPENSES:
   Energy Delivery ........................................   $    15,276       $    15,556
   National Energy Trading and Marketing ..................           824               469
   Non-energy .............................................        25,402            45,314
                                                              -----------       -----------
     Total operations and maintenance expenses ............   $    41,502       $    61,339
                                                              ===========       ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ........................................   $    11,875       $    11,726
   Generation and Resources ...............................         3,259             2,894
   National Energy Trading and Marketing ..................         7,611             6,896
   Non-energy .............................................         8,587             8,506
                                                              -----------       -----------
     Total administrative and general expenses ............   $    31,332       $    30,022
                                                              ===========       ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ........................................   $     9,104       $     8,638
   Generation and Resources ...............................         6,411             6,345
   National Energy Trading and Marketing ..................         1,036               200
   Non-energy .............................................         2,019             2,439
                                                              -----------       -----------
     Total depreciation and amortization expenses .........   $    18,570       $    17,622
                                                              ===========       ===========
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ........................................   $    12,386       $    18,178
   Generation and Resources ...............................         4,898             2,385
   National Energy Trading and Marketing ..................        (1,178)             (545)
   Non-energy .............................................         2,091             4,285
                                                              -----------       -----------
     Total income from operations .........................   $    18,197       $    24,303
                                                              ===========       ===========

                                                                  1999              1998
                                                              -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ...........   $    (4,628)      $     5,903
   National Energy Trading and Marketing ..................          (297)             (345)
   Non-energy .............................................        27,198             2,541
                                                              -----------       -----------
     Total income available for common stock  (Note 5) ....   $    22,273       $     8,099
                                                              ===========       ===========
ASSETS:  (1998 amounts at December 31)
   Energy Delivery ........................................   $ 1,121,479       $ 1,120,323
   Generation and Resources ...............................       602,856           619,086
   Other utility ..........................................       329,634           265,526
   National Energy Trading and Marketing ..................     1,642,904           957,421
   Non-energy .............................................       144,465           291,280
                                                              -----------       -----------
     Total assets .........................................   $ 3,841,338       $ 3,253,636
                                                              ===========       ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ........................................   $    15,658       $    22,530
   Generation and Resources ...............................         4,747             3,153
   National Energy Trading and Marketing ..................        (1,097)              222
   Non-energy .............................................        10,584             3,025
                                                              -----------       -----------
     Total capital expenditures ...........................   $    29,892       $    28,930
                                                              ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars


                                                                  1999              1998
                                                              -----------       -----------
OPERATING REVENUES:
   Energy Delivery ........................................   $   272,030       $   288,048
   Generation and Resources ...............................       533,784           466,994
   National Energy Trading and Marketing ..................     5,444,698         1,752,223
   Non-energy .............................................       119,581           162,083
   Intersegment eliminations ..............................        (4,046)           (8,058)
                                                              -----------       -----------
     Total operating revenues .............................   $ 6,366,047       $ 2,661,290
                                                              ===========       ===========
RESOURCE COSTS:
   Energy Delivery:
     Natural gas purchased for resale .....................   $    73,022       $    73,509
     PCA and other ........................................        (1,487)           (2,560)
   Generation and Resources:
     Power purchased ......................................       395,216           338,776
     Fuel for generation ..................................        30,871            30,196
     Other ................................................        37,093            36,073
   National Energy Trading and Marketing:
     Cost of sales ........................................     5,450,780         1,723,523
   Intersegment eliminations ..............................        (4,046)           (8,058)
                                                              -----------       -----------
     Total resource costs (excluding Non-energy) ..........   $ 5,981,449       $ 2,191,459
                                                              ===========       ===========
GROSS MARGINS:
   Energy Delivery ........................................   $   200,495       $   217,099
   Generation and Resources ...............................        70,604            61,949
   National Energy Trading and Marketing ..................        (6,082)           28,700
                                                              -----------       -----------
     Total gross margins (excluding Non-energy) ...........   $   265,017       $   307,748
                                                              ===========       ===========
OPERATIONS AND MAINTENANCE EXPENSES:
   Energy Delivery ........................................   $    41,363       $    44,368
   National Energy Trading and Marketing ..................         2,323             1,648
   Non-energy .............................................        88,201           118,871
                                                              -----------       -----------
     Total operations and maintenance expenses ............   $   131,887       $   164,887
                                                              ===========       ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Energy Delivery ........................................   $    35,911       $    37,517
   Generation and Resources ...............................         9,663            11,272
   National Energy Trading and Marketing ..................        21,522            18,616
   Non-energy .............................................        23,455            25,114
                                                              -----------       -----------
     Total administrative and general expenses ............   $    90,551       $    92,519
                                                              ===========       ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Energy Delivery ........................................   $    27,449       $    25,954
   Generation and Resources ...............................        19,255            18,786
   National Energy Trading and Marketing ..................         2,776               546
   Non-energy .............................................         7,421             6,939
                                                              -----------       -----------
     Total depreciation and amortization expenses .........   $    56,901       $    52,225
                                                              ===========       ===========
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Energy Delivery ........................................   $    66,356       $    81,550
   Generation and Resources ...............................        33,846            24,098
   National Energy Trading and Marketing ..................       (32,746)            7,871
   Non-energy .............................................        (1,229)            9,426
                                                              -----------       -----------
     Total income from operations .........................   $    66,227       $   122,945
                                                              ===========       ===========

                                                                  1999              1998
                                                              -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK:
   Energy Delivery and Generation and Resources ...........   $    25,338       $    37,663
   National Energy Trading and Marketing ..................       (19,604)            5,744
   Non-energy .............................................        33,669            10,956
                                                              -----------       -----------
     Total income available for common stock  (Note 5) ....   $    39,403       $    54,363
                                                              ===========       ===========
ASSETS:  (1998 amounts at December 31)
   Energy Delivery ........................................   $ 1,121,479       $ 1,120,323
   Generation and Resources ...............................       602,856           619,086
   Other utility ..........................................       329,634           265,526
   National Energy Trading and Marketing ..................     1,642,904           957,421
   Non-energy .............................................       144,465           291,280
                                                              -----------       -----------
     Total assets .........................................   $ 3,841,338       $ 3,253,636
                                                              ===========       ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Energy Delivery ........................................   $    48,943       $    54,830
   Generation and Resources ...............................        10,579             9,816
   National Energy Trading and Marketing ..................         5,055             1,124
   Non-energy .............................................        17,360             8,233
                                                              -----------       -----------
     Total capital expenditures ...........................   $    81,937       $    74,003
                                                              ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

The FASB issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which was originally to be effective for fiscal years beginning after June 15, 1999. In May 1999, implementation was delayed for one year, so it is now effective for fiscal years beginning after June 15, 2000. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on a company's balance sheets at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. Avista Energy currently accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." The Company is in the process of determining the impact of the statement on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NOTE 2. ENERGY COMMODITY TRADING

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at September 30, 1999 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):


                                  Fixed Price      Fixed Price        Maximum
                                     Payor          Receiver      Terms in Years
                                  -----------      -----------    --------------
Energy commodities (volumes)
   Natural gas                       435,647         404,274               5
   Electric                          133,639         117,204              20
   Coal (tons)                         2,653           3,054               1
Financial products
   Foreign currency                 $  1,159       $       -               4


                                   Index Price      Index Price           Maximum
                                      Payor           Receiver         Terms in Years
                                   -----------      -----------        --------------
Energy commodities (volumes)
   Natural gas                      1,145,199          872,708                5
   Electric                               744            1,368                2
   Coal (tons)                             30              123                1

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

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at September 30, 1999, and the average fair value of those instruments held during the nine months ended September 30, 1999 are set forth below (dollars in thousands):


                                     Fair Value                                        Average Fair Value for the
                               as of September 30, 1999                          nine months ended September 30, 1999
                 ----------------------------------------------------    ----------------------------------------------------
                  Current      Long-term      Current      Long-term      Current      Long-term      Current      Long-term
                  Assets        Assets      Liabilities   Liabilities     Assets        Assets      Liabilities   Liabilities
                 --------      ---------    -----------   -----------    --------      ---------    -----------   -----------
Natural gas      $151,707      $ 27,300      $165,422      $ 16,181      $145,475      $ 64,785      $154,756      $ 54,171
Electric          371,777       456,153       369,703       420,766       283,886       295,263       278,744       268,277
Coal                7,512           587         3,267           551         3,756           294         1,633           275
                 --------      --------      --------      --------      --------      --------      --------      --------
Total            $530,996      $484,040      $538,392      $437,498      $433,117      $360,342      $435,133      $322,723


The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of September 30, 1999 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at September 30, 1999 was approximately four months. The weighted average term of Avista Energy's coal commodity instruments at September 30, 1999 was approximately seven months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1998 to September 30, 1999 was $6.2 million and is included on the Consolidated Statements of Income in operating revenues.

NOTE 3. FINANCINGS

On September 15, 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were loaned to the Company under a Loan Agreement and were invested in Federal Agency instruments maturing on December 1, 1999. On that date, the funds will be utilized to refund the $66.7 million of 7 1/8% First Mortgage Bonds due 2013 and the $17.0 million of 7 2/5% First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation and bear interest on a floating rate basis that will be reset periodically. The initial interest rate until February 2000 is 3.6%.

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 4. COMMON STOCK REPURCHASE PLAN

On May 12, 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will be retired as authorized but unissued shares. As of September 30, 1999, the Company had repurchased approximately 4.8 million shares. During the third quarter of 1999, the Company repurchased 250,000 shares of Return-Enhanced Convertible Securities, which is equivalent to 25,000 shares of Convertible Preferred Stock, Series L. The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 5. EARNINGS PER SHARE

Average shares outstanding for basic earnings per share (EPS) were 36,633,929 and 39,076,962 for the quarter and nine months ended September 30, 1999, respectively. Options to purchase 620,400 shares of common stock were outstanding during the quarter and nine months ended September 30, 1999, but 605,400 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the periods and, therefore, the effect was antidilutive. The average number of common shares outstanding for both basic and diluted EPS was 55,960,360 for both periods in 1998 as the Company did not have any common stock equivalents outstanding in either of those periods.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):


                                                                                    Nine Months Ended
                                                                3rd Quarter            September 30
                                                         ---------------------     ---------------------
                                                           1999         1998         1999         1998
                                                         --------     --------     --------     --------
Net income                                               $ 27,613     $  8,707     $ 55,510     $ 56,582
Less:  Preferred stock dividends                            5,340          608       16,107        2,219
                                                         --------     --------     --------     --------
Income available for common stock-basic                    22,273        8,099       39,403       54,363
Convertible Preferred Stock, Series L,

    dividend requirements                                   4,732            -       14,282            -
                                                         --------     --------     --------     --------
Income available for common stock-diluted                $ 27,005     $  8,099     $ 53,685     $ 54,363
                                                         ========     ========     ========     ========

Weighted-average number of common shares
      outstanding-basic                                    36,634       55,960       39,077       55,960
Conversion of Convertible Preferred Stock, Series L        15,298            -       15,369            -
Restricted stock                                              122            -          113            -
Exercise of stock options                                       1            -            -            -
                                                         --------     --------     --------     --------
Weighted-average number of common shares
      outstanding-diluted                                  52,055       55,960       54,559       55,960
                                                         ========     ========     ========     ========

Earnings per common share

    Basic                                                $   0.61     $   0.14     $   1.01     $   0.97
    Diluted                                              $   0.52     $   0.14     $   0.98     $   0.97


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

The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs. The Company completed additional characterization of the site for the remedial investigation (RI). The PLPs are negotiating with

AVISTA CORPORATION
--------------------------------------------------------------------------------

the DOE on an Agreement Order, which will specify the scope of work for the RI and the feasibility study (FS). The Order is expected to be in place by the end of November.

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

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff the opportunity to file and serve an Amended Complaint, which it did. The Company and its affiliates renewed their motion to dismiss and on October 22, 1999, the Court again granted the motion to dismiss, this time with prejudice. It is unknown, at this time, whether the plaintiff will appeal this adverse determination to the Ninth Circuit Court of Appeals.

THE POWER COMPANY OF AMERICA

On June 25, 1999, the trustee (Trustee) of the PCA Liquidating Trust (Trust), the successor of The Power Company of America, L.P. (PCA), demanded that Avista Energy pay the Trust approximately $22.4 million. Until June 1998, Avista Energy and PCA had entered into forward contracts for the purchase/sale of electric power. In early July 1998, PCA defaulted on its contract obligations with Avista Energy and numerous other counterparties. Accordingly, on July 6, 1998, Avista Energy suspended all business dealings with PCA. On August 17, 1998, an involuntary petition was filed against PCA in the U.S. Bankruptcy Court for the District of Connecticut, and on January 5, 1999, the Court approved a plan of reorganization and established the Trust. Avista Energy has filed a Proof of Claim for approximately $2.6 million, representing the net amount owing by PCA to Avista Energy for power delivered to or received from PCA prior to July 6, 1998.

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

During the first quarter of 1999, Pentzer Corporation (Pentzer) sold its Creative Solutions Group, a group of five portfolio companies that provide point-of-purchase displays and other merchandising and packaging services to retailers and consumer product companies. The sale resulted in a gain of $10.1 million, net of taxes. During the third quarter of 1999, Pentzer sold its Store Fixtures Group, a group of six portfolio companies that design, manufacture and deliver store fixture products to major retailers. The sale resulted in a gain of $27.6 million, net of taxes.

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

RESULTS OF OPERATIONS

OVERALL OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Basic earnings per share for the third quarter of 1999 were $0.61 compared to $0.14 in the third quarter of 1998. In December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of Convertible Preferred Stock, Series L, which resulted in an increase of $4.7 million in preferred stock dividend requirements in the third quarter of 1999 over 1998. Diluted earnings per share for the third quarter of 1999 were $0.52 compared to $0.14 in the third quarter of 1998. Basic and diluted earnings per share were the same in the third quarter of 1998 as the Company did not have any dilutive common stock equivalents outstanding at that time.

Third quarter 1999 net income available for common stock was $22.3 million, a $14.2 million increase over third quarter 1998. The increase was primarily the result of non-energy earnings that included a transactional gain totaling $27.6 million, net of taxes, recorded by Pentzer as a result of the sale of a group of portfolio companies. The increased earnings were partially offset by the higher preferred stock dividend requirements mentioned above and decreased earnings from non-energy operations due to the loss of income from the first quarter 1999 sale of a group of Pentzer's portfolio companies. Income taxes for the third quarter of 1999 increased substantially over 1998 as a result of taxes on Pentzer's transactional gain.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Utility operations (Energy Delivery and Generation and Resources) had a loss of $0.12 per basic share and no impact on diluted earnings per share for the third quarter of 1999 compared to a contribution of $0.10 in the third quarter of 1998. National Energy Trading and Marketing operations had a loss of $0.01 per basic share and no impact on diluted earnings per share in the third quarter of 1999 compared to a loss of $0.01 in the same period in 1998. Non-energy operations contributed $0.74 per basic share and $0.52 per diluted share for the third quarter of 1999 compared to a contribution of $0.05 in the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Basic earnings per share for the first nine months of 1999 were $1.01 compared to $0.97 in the same period of 1998. As a result of the exchange of shares of common stock for shares of the Convertible Preferred Stock mentioned above, preferred stock dividend requirements increased $13.9 million in the first nine months of 1999 over 1998. Diluted earnings per share for the first nine months of 1999 were $0.98 compared to $0.97 for the same period in 1998. Basic and diluted earnings per share were the same through year-to-date September 1998 as the Company did not have any dilutive common stock equivalents outstanding at that time.

Net income available for common stock for the first nine months of 1999 was $39.4 million compared to $54.4 million in 1998. Non-energy earnings for 1999 included transactional gains totaling $37.6 million, net of taxes, recorded by Pentzer as a result of the sale of two groups of portfolio companies, which were partially offset by the loss of income from the companies sold in the first quarter of 1999. Non-energy income for 1998 included a $5.5 million transactional gain, net of taxes, from the sale of a portfolio company by Pentzer. The National Energy Trading and Marketing line of business recorded a $19.6 million loss year-to-date in 1999 due to warmer than normal weather, soft national energy markets and a lack of volatility within those markets, as compared to net income of that line of business of $5.7 million in 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Results of Operations: National Energy Trading and Marketing"). In addition, earnings from utility operations decreased $12.3 million in the first nine months of 1999 from 1998 due to the increased preferred stock dividend requirements mentioned above and higher purchased power costs and lower wholesale sales prices experienced by the Generation and Resources line of business, particularly in the first quarter of 1999.

Utility operations contributed $0.65 per basic share and $0.72 per diluted share for the first nine months of 1999 compared to $0.67 in 1998. National Energy Trading and Marketing operations had a loss of $0.50 per basic share and a loss of $0.36 per diluted share in the first nine months of 1999 compared to a contribution of $0.10 in 1998. Non-energy operations contributed $0.86 per basic share and $0.62 per diluted share for the first nine months of 1999 compared to $0.20 in 1998.

AVISTA UTILITIES

Avista Utilities is an operating division of Avista Corp. that consists of the two lines of business, (1) Energy Delivery and (2) Generation and Resources, that comprise the utility portion of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Avista Utilities' pre-tax income from operations decreased $3.3 million, or 16%, in the third quarter of 1999 from the same period in 1998. Operating revenues and expenses increased $19.1 million and $22.4 million, respectively, during the third quarter of 1999.

Retail electric revenues increased $2.5 million due to customer growth and slightly cooler weather in the third quarter of 1999. Wholesale electric revenues increased $15.4 million, primarily due to sales volumes 2% higher and prices 6% higher in the third quarter of 1999 over 1998. Natural gas revenues increased $0.8 million primarily due to customer growth and slightly cooler weather in 1999.

Purchased power volumes increased 3% and prices were 7% higher than last year, which resulted in a $19.9 million, or 11%, increase in purchased power expense in the third quarter of 1999 over 1998. This increase accounts for the majority of the increase in Avista Utilities' operating expenses.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Avista Utilities' pre-tax income from operations decreased $5.4 million in 1999 from the same period in 1998. Operating revenues and expenses increased $50.8 million and $56.2 million, respectively, during 1999.

Retail electric revenues increased $8.7 million due to customer growth and slightly cooler weather in the first nine months of 1999 over 1998. Wholesale electric revenues increased $41.5 million, primarily due to sales volumes 2% higher and prices 10% higher in the 1999 period. Natural gas revenues increased $2.7 million primarily due to customer growth and slightly cooler weather in 1999.

Purchased power volumes increased 2% and prices were 14% higher than last year, which resulted in a $56.9 million, or 17%, increase in purchased power expense in the first nine months of 1999 over 1998.

The following sections, (1) Energy Delivery and (2) Generation and Resources, provide more detailed explanations of results of operations for the two individual utility lines of business.

ENERGY DELIVERY

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Energy Delivery's pre-tax income from operations decreased $5.8 million, or 32%, in the third quarter of 1999 from the same period in 1998. The decrease was primarily the result of an increase in the transfer price between the two utility lines of business representing the revenue from the sale of the electric energy commodity used to serve Energy Delivery's customers. This transfer of revenues between the two utility lines of business occurs through the use of a transfer price, primarily based on cost of production studies, that is associated with the sale of a kilowatthour of electricity. The electric energy commodity revenues are collected by Energy Delivery and transferred to Generation and Resources. The increase in the transfer price represents the increased cost of purchased power. This amounted to an additional $6.1 million that was transferred from Energy Delivery to Generation and Resources, but this additional amount was not collected from the customers. Energy Delivery's operating revenues decreased $4.7 million in the third quarter of 1999 from 1998 while operating expenses increased $1.1 million.

Retail electric revenues, excluding the effect of the revenues transferred to Generation and Resources, increased $3.6 million and natural gas revenues increased $0.8 million in the third quarter of 1999 over 1998 due to customer growth and slightly cooler weather in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Energy Delivery's pre-tax income from operations decreased $15.2 million, or 19%, in the first nine months of 1999 from the same period in 1998. The decrease was primarily the result of the increase in the transfer price between the two utility lines of business that was discussed above. The increase in the transfer price amounted to an additional $18.6 million that was transferred from Energy Delivery to Generation and Resources, but this additional amount was not collected from the customers. Energy Delivery's operating revenues and expenses decreased $16.0 million and $0.8 million, respectively, during the first nine months of 1999 from 1998.

Retail electric revenues, excluding the effect of the revenues transferred to Generation and Resources, increased $9.5 million and natural gas revenues increased $2.7 million in the first nine months of 1999 over 1998 due to customer growth and slightly cooler weather in 1999 as compared to 1998 which led to increased customer usage.

Total operating expenses decreased $0.8 million in the first nine months of 1999 from 1998. Other operations and maintenance expenses decreased $3.0 million due to fewer storms, resulting in less storm damage, and realizing the benefit of preventive maintenance programs such as cable replacement, pole test and treat, and tree trimming. Administrative and general expenses decreased $1.6 million from the first nine months of 1998 as a result of increased expenses during 1998 associated with the change in executive officers. These decreased expenses were partially offset by increased depreciation and amortization expenses due to increased plant-in-service and higher taxes other than income due to excise and property taxes.

AVISTA CORPORATION
--------------------------------------------------------------------------------

GENERATION AND RESOURCES

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Generation and Resources' pre-tax income from operations increased $2.5 million, or 105%, in the third quarter of 1999 over 1998. The increase was primarily due to the increase in the transfer price between the two utility lines of business, which resulted in a $6.1 million increase in the electric energy commodity revenues transferred to Generation and Resources by Energy Delivery. Operating revenues and expenses increased $23.8 million and $21.3 million in the third quarter of 1999 over 1998.

Wholesale revenues increased $15.4 million, or 9%, while sales volumes increased only 2% during the third quarter of 1999 over 1998, reflecting higher prices for purchased power in the region. Streamflows in the third quarter of 1999 were 120% of normal, compared to 100% of normal in 1998, which resulted in hydroelectric generation 6% higher in 1999 than 1998. The majority of the remainder of the increased revenues resulted from the higher electric commodity revenues transferred from Energy Delivery.

Purchased power volumes increased 3% and prices were 7% higher than last year, which resulted in a $19.9 million, or 11%, increase in purchased power expense in the third quarter of 1999 over 1998. This increase accounts for the majority of the increase in Generation and Resources' operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Generation and Resources' pre-tax income from operations increased $9.7 million, or 40%, in the first nine months of 1999 over the same period in 1998. The increase was primarily due to the increase in the transfer price between the two utility lines of business, which resulted in an $18.6 million increase in the electric energy commodity revenues transferred to Generation and Resources by Energy Delivery. This increase was partially offset by purchased power costs that increased more than the associated wholesale revenues during the first nine months of 1999. The Company committed to electric energy purchases in 1998 based on region-wide forecasts for colder temperatures and the expected higher demand for energy from both retail and wholesale customers during early 1999. When those forecasted colder temperatures did not materialize as anticipated in the first quarter of 1999, the Company sold that energy into wholesale markets at lower prices. Operating revenues and expenses increased $66.8 million and $57.0 million in the third quarter of 1999 over 1998.

Wholesale revenues increased $41.5 million, or 12%, while sales volumes increased only 2% during the first nine months of 1999 over 1998, reflecting higher prices for purchased power in the region. Streamflows in the first nine months of 1999 were 110% of normal, compared to 92% of normal in 1998, which resulted in hydroelectric generation 9% higher in the first nine months of 1999 compared to 1998. The majority of the remainder of the increased revenues resulted from the higher electric commodity revenues transferred from Energy Delivery.

Increased wholesale sales caused purchased power volumes to increase 2%, which, combined with purchased power prices 14% higher than last year, resulted in a $56.9 million, or 17%, increase in purchased power costs in the first nine months of 1999 over 1998. This increase accounts for the majority of the increase in Generation and Resources' operating expenses.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

National Energy Trading and Marketing income available for common stock for the third quarter of 1999 was a loss of $0.3 million, which was the same as 1998. Avista Energy's positive earnings for the quarter were offset by losses from Avista Advantage and Avista Power. Avista Advantage's results primarily reflect customers and revenue streams that

AVISTA CORPORATION
--------------------------------------------------------------------------------

have not materialized as expected and a longer than anticipated sales cycle. Avista Power's results are due to start-up costs.

National Energy Trading and Marketing's revenues and operating expenses increased $2.287 billion and $2.288 billion, respectively, in the third quarter of 1999 over 1998. The increase in revenues and expenses is primarily the result of Avista Energy continuing to grow its business.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

National Energy Trading and Marketing income available for common stock for the first nine months of 1999 was a loss of $19.6 million compared to earnings of $5.7 million in 1998. Avista Energy's operations were primarily affected by warmer than normal weather, soft national energy markets and a lack of volatility within those markets. Avista Energy recognized losses (1) on positions taken in anticipation of certain weather patterns in particular areas of the country, which lost value when the expected patterns did not occur, and
(2) on options, also taken in anticipation of certain weather patterns in particular areas of the country, which expired unexercised when the expected patterns did not occur. In addition, Avista Advantage and Avista Power have experienced losses year-to-date due to the factors mentioned above.

National Energy Trading and Marketing's revenues and operating expenses increased $3.692 billion and $3.733 billion, respectively, in the first nine months of 1999 over 1998. The increase in revenues and expenses is primarily the result of Avista Energy continuing to grow its business. Since its inception in 1997, Avista Energy has been developing and expanding its business and adding experienced traders and staff. This growth has continued into 1999 with Avista Energy's purchase of Vitol Gas & Electric, LLC (Vitol) in the first quarter. Vitol, located in Boston, Massachusetts, was one of the top 20 energy marketing companies in the United States.

Late in the second quarter of 1999, Avista Energy added a significant number of energy professionals in its Spokane and Houston offices. The integration of Vitol operations into Avista Energy began during the second quarter and is continuing, with the consolidation of back-office support, improvements in accounting and trading processes and personnel, and continued enhancements in risk management systems across Avista Energy. The addition of new systems, new leadership, and new financial and trading personnel has begun to turn results around, but have not been large enough to overcome earlier losses.

National Energy Trading and Marketing's balance sheet increased $685.5 million from December 1998 to September 1999. Avista Energy's energy commodity assets and liabilities increased as a result of additional trading volumes, which were partially offset by market price declines. Trade receivables and payables increased due to additional volumes of sales and purchases.

NON-ENERGY

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Non-energy operations primarily reflect the results from Pentzer. Non-energy income available for common stock for the third quarter of 1999 was $27.2 million, compared to third quarter 1998 earnings of $2.5 million. The 1999 earnings primarily resulted from a transactional gain totaling $27.6 million, net of taxes, recorded by Pentzer as a result of the sale of a group of its portfolio companies. The gain was partially offset by the loss of income due to the sale of a group of Pentzer's portfolio companies during the first quarter of 1999. Income taxes for the third quarter of 1999 increased substantially over 1998 as a result of taxes on Pentzer's transactional gain.

Non-energy operating revenues and expenses decreased $22.4 million and $20.2 million, respectively, during the third quarter of 1999, as compared to 1998, primarily due to the sale of a group of Pentzer's portfolio companies during the first quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Non-energy income available for common stock for the first nine months of 1999 was $33.7 million, compared to 1998 earnings of $11.0 million. The 1999 earnings include transactional gains totaling $37.6 million, net of taxes, recorded by Pentzer as a result of the sale of two groups of portfolio companies. The 1998 earnings included a transactional gain totaling $5.5 million, net of taxes, recorded by Pentzer as a result of the sale of one of its portfolio companies, Systran Financial Services. Non-transactional income from portfolio companies decreased $5.5 million in the first nine months

AVISTA CORPORATION
--------------------------------------------------------------------------------

of 1999 from 1998 primarily due to the loss of income from the sale of a group of Pentzer's portfolio companies in the first quarter of 1999.

Non-energy operating revenues and expenses decreased $42.5 million and $31.8 million, respectively, during the first nine months of 1999, as compared to 1998, primarily as a result of the sale of a group of Pentzer's portfolio companies during the first quarter of 1999.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities   Cash provided by operating activities in the first nine
months of 1999 totaled $119.8 million, compared to $153.6 million during the same period in 1998. The primary reason for decreased cashflows was that only $5.0 million of customer accounts receivables were sold during the first nine months of 1999 compared to $40.0 million in 1998. Other various working capital components, such as receivables and payables, continued to change substantially in the 1999 period, although to a lesser degree than in the 1998 period, primarily due to Avista Energy's operations.

Investing Activities   Investing activities provided net cash of $6.3 million in
the first nine months of 1999 compared to net cash used of $89.6 million in the same period in 1998. The primary cause of the change for investing activities in 1999 was the sale of two groups of portfolio companies by Pentzer.

Financing Activities   Cash used in financing activities totaled $35.9 million
in the first nine months of 1999 compared to $59.1 million in 1998. Short-term borrowings increased $97.2 million and $84.9 million of long-term debt was issued, while $103.3 million of long-term debt and preferred stock matured or was redeemed in the first nine months of 1999. In the 1998 period, short-term borrowings decreased $52.7 million, $66.6 million of long-term debt was issued and $28.8 million of preferred stock and long-term debt was redeemed or matured. The repurchase of company stock (see paragraph below) used $82.0 million in 1999. Dividends paid decreased $24.0 million in the first nine months of 1999 compared to 1998 as a result of the Company's dividend restructuring that occurred in December 1998.

On May 12, 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will be retired as authorized but unissued shares. As of September 30, 1999, the Company had repurchased approximately 4.8 million common shares and 250,000 shares of Return-Enhanced Convertible Securities (which is equivalent to 25,000 shares of Convertible Preferred Stock, Series L). The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents.

On September 15, 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were loaned to the Company under a Loan Agreement and were invested in Federal Agency instruments maturing on December 1, 1999. On that date, the funds will be utilized to refund the $66.7 million of 7 1/8% First Mortgage Bonds due 2013 and the $17.0 million of 7 2/5% First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation and bear interest on a floating rate basis that will be reset periodically. The initial interest rate until February 2000 is 3.6%.

In August 1999, the Company completed the documentation to issue up to and including $400 million of Medium-Term Notes (MTNs), Series D. As of September 30, 1999, the Company had a total of $541.0 million of MTNs authorized to be issued. In October 1999, the Company issued $25.0 million of 8.02% MTNs, Series C due 2010.

In October 1999, the Company implemented a $50.0 million commercial paper program.

The Company's total common equity decreased $55.9 million during the first nine months of 1999 to $432.1 million, primarily due to the repurchase and retirement of shares of the Company's common stock. The Company's consolidated capital structure at September 30, 1999, was 48% debt, 25% preferred securities and 27% common equity, compared to 45% debt, 25% preferred securities and 30% common equity at year-end 1998. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at September 30, 1999, would have been 48% debt, 9% preferred securities and 43% common equity.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $260 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of September 30, 1999, $53.5 million was outstanding under other short-term borrowing arrangements and $50.0 million was outstanding under the committed line of credit.

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

NATIONAL ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, expiring May 31, 2000. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparts. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At September 30, 1999, there were no cash advances (demand notes payable) outstanding, and letters of credit outstanding under the facility totaled $80.0 million.

At September 30, 1999, National Energy Trading and Marketing operations had $72.9 million in cash and marketable securities with $3.7 million in long-term debt outstanding.

NON-ENERGY OPERATIONS

The non-energy operations have $29.0 million in short-term borrowing arrangements available ($4.2 million outstanding as of September 30, 1999) to fund Pentzer's portfolio companies' requirements on an interim basis. The short-term borrowing arrangements available and the amounts outstanding have decreased substantially during 1999 as a result of the sales of two groups of portfolio companies by Pentzer. Capital expenditures have increased in 1999 over 1998 as a result of the increased requirements of the newer start-up subsidiaries, such as Avista Communications and Avista Fiber.

At September 30, 1999, the non-energy operations had $20.9 million in cash and marketable securities with $7.6 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).

YEAR 2000

State of Readiness

As of the end of September 1999, the Company believes all of its internal business critical systems that could affect the Company's ability to deliver electric and natural gas are Year 2000 ready. During the remainder of 1999, the Company will complete the remaining non-mission critical tasks, continue to work with key suppliers, and refine and test contingency plans. Key activities include the assignment of resources to key locations for the evening of December 31, 1999 and the morning of January 1, 2000, training of personnel, testing of contingency procedures and completion of other tasks that support the Company's contingency plans. The Company participated in two region-wide contingency planning drills coordinated by the Western Systems Coordinating Council (WSCC) on April 9, 1999 and September 8-9, 1999.

Desktop Computer Systems   The Company performed Year 2000 testing on all
desktop computer hardware and inventoried and assessed desktop resident third-party software. All non-compliant third-party software programs and critical business desktop applications have been made Year 2000 ready. All desktop hardware requiring remediation has either been fixed or replaced.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

Supply Chain   The Company recognizes its dependence on outside suppliers of goods and services and has worked to assure that the necessary products and services are available. The Company identified and communicated with critical suppliers in order to investigate their efforts to become Year 2000 ready. In addition, the Company made site visits to selected key suppliers and reviewed their contingency plans.

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

Costs

The Company estimates that the cost of its Year 2000 project will be approximately $7 million in incremental costs during the 1997-1999 time period. Through September 30, 1999, the Company has spent $6.1 million in incremental costs. These costs are being funded through operating cashflows. The Company does not expect costs associated with the Year 2000 project to materially affect the Company's earnings in any one year.

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

Energy Trading   In addition to the traditional utility operations of the
Company, the energy trading business conducted by Avista Energy is subject to Year 2000 risk. Most of Avista Energy's internal business systems do not require any significant upgrading and those that do have been addressed. With the integration of Avista Energy's and Vitol's systems, an entire new infrastructure is being implemented, scheduled to be complete by the end of September, which will be Year 2000 compliant. However, if any of Avista Energy's counterparties experience Year 2000

AVISTA CORPORATION
--------------------------------------------------------------------------------

problems (including, but not limited to, problems arising out of failures in the generation or transmission systems of utilities or other energy suppliers), such problems could impair the ability of Avista Energy or any of its counterparties to fulfill their contractual obligations. Avista Energy has contacted its counterparties and various power pools to assess their Year 2000 readiness and is developing contingency plans. See "Energy Trading Business".

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

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $275.8 million at September 30, 1999.

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

Commodity Price Risk   The Company's market risks related to commodity prices
have not changed materially from those reported in the 1998 Form 10-K. The following Value-at-Risk (VAR) information has been updated for the

AVISTA CORPORATION
--------------------------------------------------------------------------------

current period. At September 30, 1999, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $4.0 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first nine months of 1999 was $4.4 million.

Foreign Currency Risk   The Company's market risks related to foreign currency
have not changed materially from those reported in the 1998 Form 10-K.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1998 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Future Outlook.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources: Energy Trading Business and Risk Management."

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Avista Utilities/Avista Energy Agency Agreement   Effective September 1, 1999,
Avista Energy began managing the natural gas assets and natural gas purchasing operations for Avista Utilities' Energy Delivery line of business. Under the agreement, Avista Energy will serve as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Energy Delivery's retail customers. The assets will continue to be owned by Avista Utilities, but they will be fully integrated operationally into Avista Energy's portfolio to optimize the value. The incentive plan allows Avista Energy the opportunity to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for the utility. The Company received approval from the state regulatory agencies in Washington, Idaho and Oregon. The incentive plan began September 1, 1999 and will end March 31, 2002. The Company may seek continuation of the plan from regulators with six months notice prior to the end of the term.

Washington Electric and Natural Gas Rate Filings   In October 1999, the Company
filed for electric and natural gas rate increases with the Washington Utilities and Transportation Commission (WUTC). The Company is requesting an overall electric revenue increase of $26.3 million, or 10.4%, and a natural gas increase of $4.9 million, or 6.5%.

Idaho Electric Rate Increase   In December 1998, the Company filed for a general
electric rate increase of $14.2 million, or 11.56%, with the Idaho Public Utilities Commission (IPUC), which was later reduced to approximately

AVISTA CORPORATION
--------------------------------------------------------------------------------

$13.5 million or 10.9%. In July 1999, the IPUC approved a rate increase of $9.3 million or 7.58%, effective August 1, 1999. The Company is implementing a 2.5% power cost adjustment (PCA) rebate, also effective August 1, 1999.

Centralia Power Plant   In May 1999, the owners of the Centralia Power Plant
announced an agreement to sell the plant to TransAlta, a Canadian company. Avista Corp. has a 15% interest in the generating plant. The Company expects to receive gross proceeds of approximately $60 million for its share of the plant. Final accounting for the sale of the plant is still being determined. The sale must be approved by federal and state regulators, as well as the city councils or directors who control the municipal utilities and public utility districts that also have ownership interests in the Centralia plant. It is expected that all approvals will be completed by the end of the first quarter of 2000.

Avista Labs   Avista Labs selected a Spokane company, Logan Industries, Inc., to manufacture its introductory proton exchange membrane (PEM) fuel cell generators. Manufacturing began in June, with the first units scheduled to ship in November. Avista Labs will then begin installing demonstration sites throughout the United States to prove the reliability and ease of operation.

Avista Power   In September 1999, Avista Power and STEAG AG, Germany's largest independent power producer, completed the formation of a joint venture to develop, build and/or buy electric generation assets in strategic locations throughout North America. The level of investment may vary between projects, but is normally expected to be equally shared.

Avista Communications   Avista Communications continues to rapidly expand its
business as a provider of local, facilities-based telecommunications services, including local dial tone, data transport, Internet access and data networking connectivity in communities with populations under 250,000. In May 1999, Avista Communications finalized an acquisition agreement with Western Technology Partners, a Billings, Montana internet service provider, to form Avista Communications of Montana. Avista Communications also recently announced plans to expand into a number of regional cities, including Bellingham and Yakima, Washington; Coeur d'Alene and Lewiston, Idaho; and Medford, Oregon.

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

ADDITIONAL FINANCIAL DATA

At September 30, 1999, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $786.8 million. Of such amount, $218.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $455.9 million represents secured indebtedness of the Company. The balance of $112.4 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:


                                                   12 Months Ended
                                             ----------------------------
                                             September 30,   December 31,
                                                1999            1998
                                             -------------   ------------
Ratio of Earnings to Fixed Charges            2.71 (x)        2.66 (x)
Ratio of Earnings to Fixed Charges and
    Preferred Dividend Requirements           1.81 (x)        2.25 (x)


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

                               AVISTA CORPORATION
                                  (Registrant)

Date:  November 15, 1999           /s/ J. E. Eliassen
                               -----------------------------
                                     J. E. Eliassen
                               Senior Vice President and
                                Chief Financial Officer
                               (Principal Accounting and
                                 Financial Officer)