Form 10-K
period 1999-12-31
AVISTA CORP
filed 2000-03-17
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 FOR THE FISCAL
                         YEAR ENDED DECEMBER 31, 1999 OR


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   Name of Each Exchange
                 Title of Class                                     on Which Registered
---------------------------------------------------                ----------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $1,414,713,252.02, based on the last reported sale price thereof on the consolidated tape on February 29, 2000.

At February 29, 2000, 47,058,286 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       Documents Incorporated By Reference

                                                    Part of Form 10-K into Which
                  Document                            Document is Incorporated
   ---------------------------------------          ----------------------------
       Proxy Statement to be filed in                  Part III, Items 10, 11,
     connection with the annual meeting                       12 and 13
   of shareholders to be held May 11, 2000

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     INDEX

Item                                                                                   Page
 No.                                                                                    No.
----                                                                                   ----
      Acronyms and Terms...........................................................     iv

                                      Part I

 1.   Business.....................................................................      1
        Company Overview...........................................................      1
        Avista Utilities...........................................................      4
        General....................................................................      4
        Electric Requirements......................................................      5
        Electric Resources.........................................................      5
        Hydroelectric Relicensing..................................................      6
        Natural Gas Operations.....................................................      6
        Natural Gas Resources......................................................      7
        Regulatory Issues..........................................................      7
        Avista Utilities Operating Statistics......................................      9
        Energy Trading and Marketing...............................................     11
        Avista Energy..............................................................     11
        Avista Power...............................................................     12
        Energy Trading and Marketing Operating Statistics..........................     13
        Information and Technology.................................................     14
        Avista Advantage...........................................................     14
        Avista Labs................................................................     15
        Avista Communications......................................................     15
        Pentzer and Other..........................................................     16
        Pentzer....................................................................     16
        Avista Development.........................................................     16
        Avista Services............................................................     16
        Industry Restructuring.....................................................     17
        Federal Level..............................................................     17
        State Level................................................................     17
        Experimental Programs......................................................     18
        Environmental Issues.......................................................     19
 2.   Properties...................................................................     20
        Avista Utilities...........................................................     20
 3.   Legal Proceedings............................................................     21
 4.   Submission of Matters to a Vote of Security Holders..........................     21

                                      Part II

 5.   Market for Registrant's Common Equity and Related Stockholder Matters........     22
 6.   Selected Financial Data......................................................     23
 7.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations.................................................................     24
        Results of Operations......................................................     25
        Liquidity and Capital Resources............................................     30
        Future Outlook.............................................................     33
 7A.  Quantitative and Qualitative Disclosure about Market Risk....................     39
 8.   Financial Statements and Supplementary Data..................................     39
        Independent Auditors' Report...............................................     40
        Financial Statements.......................................................     41
        Notes to Financial Statements..............................................     47
 9.   Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure.................................................................      *

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     Part III

10.   Directors and Executive Officers of the Registrant...........................     72
11.   Executive Compensation.......................................................     73
12.   Security Ownership of Certain Beneficial Owners and Management...............     73
13.   Certain Relationships and Related Transactions...............................     73


                                      Part IV

14.   Financial Statements, Financial Statement Schedules, Exhibits and Reports
        on Form 8-K................................................................     74
      Signatures...................................................................     75
      Independent Auditors' Consent................................................     76
      Exhibit Index................................................................     77

      * = not an applicable item in the 1999 calendar year for the Company

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

Avista Capital    - Parent company to the Company's non-regulated
                    businesses

Avista Corp.      - Avista Corporation, the Company

BPA               - Bonneville Power Administration

Capacity          - a measure of the rate at which a particular generating
                    source produces electricity

Centralia         - the coal-fired Centralia Power Plant in western Washington
                    State

Colstrip          - the coal-fired Colstrip Generating Project in southeastern
                    Montana

CPUC              - California Public Utilities Commission

CT                - combustion turbine; a natural gas-fired unit used primarily for peaking needs

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

KV                - Kilovolt - a measure of capacity on transmission lines

KW, KWH           - Kilowatt, kilowatthour, 1000 watts or 1000 watt hours

MW, MWH           - Megawatt, megawatthour, 1000 KW or 1000 KWH

OPUC              - Public Utility Commission of Oregon

Pentzer           - Pentzer Corporation, a wholly owned subsidiary of the
                    Company which was the parent company to the majority of the
                    Company's non-energy businesses

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

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Avista Corporation (Avista Corp., or the Company), was incorporated in the State of Washington in 1889, and is an energy, information and technology company with utility and subsidiary operations located throughout North America. At December 31, 1999, the Company's employees included 1,524 people in its utility operations and approximately 600 people in its subsidiary businesses. The Company's corporate headquarters are in Spokane, Washington, which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of energy, and information and technology services.

The Company seeks to maintain a strong, low-cost utility business as well as to focus on growing Avista Advantage, Inc. (Avista Advantage), Avista Labs, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications), which are its internet, technology and communication subsidiaries, respectively. The Company intends to continue investing in the development of these growth subsidiaries while continuing to search for opportunities to grow its utility business and increase its asset and customer base. Key strengths of the Company include its position as a leading e-commerce portal for energy/facility management and patented web-based programming, a developer of innovative fuel cell technology, and a regional provider of telecommunications and fiber optics services, as well as being one of the lowest cost producers of power in the nation.

Locally. Part of the Company's strategy for 1999 was to expand the utility service territory through acquisitions, but the lack of economically feasible acquisition opportunities and the uncertainty of favorable state commission approvals led to a change in strategies. The Company decided to concentrate on other growth avenues, such as the information and technology businesses, to generate shareholder value. However, the Company will selectively add to its already strong foundation of state-regulated utility assets, solidifying its position as a leading supplier of low-cost electric and natural gas energy services, if the right opportunities arise. The Company will also continue to grow its rate base through customer growth and capital expenditures.

Regionally. The Company plans to concentrate on growing its telecommunications and fiber optic business as part of its overall strategic focus on generating shareholder value. In addition, the Company plans to add to its regulated and non-regulated energy-related assets on a regional basis as the industry consolidates to further optimize its assets and create greater economies of scale. The growth is expected to be driven by the Company's significant base of knowledge and experience in the operation of physical systems - for both electric energy and natural gas - in the region, as well as its relationship-focused approach to the customer.

Nationally. The Company will seek to expand its customer base through the growth of Avista Advantage, with its Internet-based specialty billing and information services, and Avista Labs, with its innovative fuel cell technologies, as part of its overall strategic focus on generating shareholder value.

The Company's growth strategy exposes it to risks, including risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures, and increasing competition. In addition, the energy trading and marketing business exposes the Company to the financial and credit risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its further development as a diversified energy, information and technology company.

The Company's operations are organized into four lines of business - Avista Utilities, Energy Trading and Marketing, Information and Technology, and Pentzer and Other. Avista Utilities, an operating division of Avista Corp., represents the regulated utility operations that are responsible for retail electric and natural gas distribution, electric transmission services, electric generation and production, electric wholesale marketing, and electric commodity trading, primarily for the purpose of optimizing system resources. Avista Capital, a wholly owned subsidiary of Avista Corp., owns all of the subsidiary companies engaged in the other lines of business. The Energy Trading and Marketing line of business includes Avista Energy, Inc. (Avista Energy), Avista Power, LLC. (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). See Item 1. Business - Energy Trading and Marketing and Notes 1, 2, 4 and 5 of Notes to Financial Statements for additional information. The Information and Technology line of business includes Avista Advantage, Avista Labs and Avista Communications. The Pentzer and Other line of business includes Pentzer Corporation (Pentzer), Avista Development, Inc. (Avista Development) and Avista Services, Inc. (Avista Services). Pentzer's business strategy has been to acquire controlling interests in a broad range of middle market companies, facilitate improved productivity and growth, and ultimately sell such companies to the public or a strategic buyer. Beginning in 2000, Pentzer will refocus its investment efforts on emerging energy-related technology and information companies. (See Item 1. Business - Pentzer and Other and Notes 1 and 23 of Notes to Financial Statements for additional information.) As of December 31, 1999, the Company had common equity investments of $163.4 million ($426.7 million including convertible securities) and $230.1 million in Avista Utilities and Avista Capital, respectively.

The Company changed the way it reports business segments in this Form 10-K from the 1998 Form 10-K. In the 1998 Form 10-K and the quarterly Form 10-Q reports for 1999, the Company reported Avista Utilities information by its two separate lines of business - (1) Energy Delivery and (2) Generation and Resources. The National Energy Trading and Marketing line of business included results of Avista Energy, Avista Advantage and Avista Power. The Non-Energy line of business included Pentzer and all of the remaining subsidiaries' activities. The business segment presentation in this Form 10-K reflects the basis currently used by the Company's management to analyze performance and determine the allocation of resources. Avista Utilities' business is now managed based on the total regulated operations, not by individual segments. The Energy Trading and Marketing line of business changed its focus from a national emphasis to a regional effort, but its operations are non-regulated, as opposed to Avista Utilities' operations. The Information and Technology line of business reflects the current efforts of the Company to grow those businesses and focus on generating shareholder value. Pentzer and Other reports on the other non-utility operations of various subsidiaries.

Following is a list of the major companies owned by Avista Capital:

Avista Advantage -        A leading provider of Internet-based specialty billing
                          and information services.

Avista Labs -             The developer of proton exchange membrane fuel cell
                          technology.

Avista Communications -   A Competitive Local Exchange Carrier (CLEC) that
                          provides local facilities-based telecommunications solutions, and designs, builds and manages metropolitan area fiber optic networks. Avista Capital owned 71% at December 31, 1999.

Avista Energy -           An electricity and natural gas marketing and trading
                          company.

Avista Power -            Created to develop and own electricity generation
                          and/or natural gas fuel storage assets in strategic locations throughout the West. If Avista Power creates projects that STEAG AG, a German independent power producer, wants to partner with, such projects will be done under Avista-STEAG, LLC.

Pentzer -                 A private investment company wholly owned by Avista
                          Capital.

Avista  Development -     Real-estate and other investments.

Avista Services -         A non-regulated marketing arm of Avista Utilities,
                          which offers value-added products and services to existing utility customers.

The Company's lines of business, and the companies included within them, are illustrated below:


                                  [FLOW CHART]


[ ] - denotes a business entity.
 o  - denotes an operating division or line of business.

For the twelve months ended December 31, 1999, 1998 and 1997, respectively, the Company derived operating revenues, gross margins and pre-tax income/(loss) from operations in the following proportions:

                                                                                             Income/(Loss) from
                                   Operating Revenues            Gross Margins              Operations (pre-tax)
                                 ----------------------     ----------------------       --------------------------
                                 1999     1998     1997     1999     1998     1997       1999       1998       1997
                                 ----     ----     ----     ----     ----     ----       ----       ----       ----
Avista Utilities                  14%      29%      68%      105%     89%      97%       455%        83%        94%
Energy Trading and Marketing      84%      65%      19%      (5)%     11%       3%      (312)%       13%         4%
Information and Technology         0%       0%       0%      n/a      n/a      n/a       (42)%       (3)%       (3)%
Pentzer and Other                  2%       6%      13%      n/a      n/a      n/a        (1)%        7%         5%

n/a - not applicable

Gross margin is calculated by subtracting resource costs from operating revenues. (See Schedule of Information by Business Segments for further information).

AVISTA CORPORATION
--------------------------------------------------------------------------------


AVISTA UTILITIES

GENERAL

Avista Utilities provides electricity and natural gas distribution and transmission services in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 835,000. It also provides natural gas distribution service in a 4,000 square mile area in northeast and southwest Oregon and in the South Lake Tahoe region of California, with the population in these areas approximating 500,000. At the end of 1999, retail electric service was supplied to approximately 309,000 customers in eastern Washington and northern Idaho; retail natural gas service was supplied to approximately 269,000 customers in parts of Washington, Idaho, Oregon and California. Avista Utilities anticipates residential and commercial electric load growth to average approximately 2.8% annually for the next five years primarily due to expected increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis. The Company also expects natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.4% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.6% growth annually during that same period. The natural gas load growth is primarily due to expected conversions from electric space and water heating to natural gas, and increases in both population and the number of businesses in its service territories. These electric and natural gas load growth projections are based on purchased baseline economic forecasts, publicly available studies, and internal analysis of company-specific data, such as energy consumption patterns and internal business plans. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Results of Operations: Future Outlook for additional information.

Besides providing electricity and natural gas distribution and electric transmission services, Avista Utilities is also responsible for electric generation and production, electric wholesale marketing, and electric commodity trading, primarily for the purpose of optimizing system resources. Wholesale marketing and trading activities are primarily within the Western Systems Coordinating Council (WSCC). Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas combustion turbine (CT) peaking units. It also owns a 17.5% and a 15% share in two coal-fired generating facilities and leases two additional gas CT peaking units. With this diverse energy resource portfolio, Avista Utilities remains one of the nation's lowest-cost producers and sellers of electric energy services. See Item 2. Properties - Generating Plants for additional information.

Avista Utilities' wholesale marketing and trading activities are a secondary, but very important, part of Avista Utilities' overall business strategy. Since 1987, Avista Utilities has entered into a number of long-term power sales contracts that have increased its electric wholesale revenues, and it is continuing to pursue electric wholesale marketing business and energy trading opportunities. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Wholesale sales are affected by weather and streamflow conditions and may eventually be affected by the restructuring of the electric utility industry. Electric commodity trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy, primarily for the purpose of optimizing system resources. See Industry Restructuring for additional information.

Avista Utilities competes in the electric wholesale market with other western utilities, federal marketing agencies and power marketers. Avista Utilities' participation in the electric wholesale market allows it to maintain presence in and knowledge of the market, resulting in maximum optimization of its resources. The electric wholesale market has changed significantly over the last few years with respect to market participants, level of activity, variability of prices, and per-unit margins. These changes have contributed to the increased liquidity of the market, which in turn has increased transactional volumes in the market. It is expected that competition in the wholesale power market will remain vigorous.

Avista Corp., through its Avista Energy subsidiary, also pursues energy trading activities; however, Avista Energy's activities are not subject to state and federal price regulation.

Challenges facing Avista Utilities include cost management, evolving technologies, self-generation and fuel switching by commercial and industrial customers, the costs of increasingly stringent environmental laws and the potential for stranded or non-recoverable utility assets. Avista Utilities believes it faces minimal risk for stranded utility assets resulting from deregulation due to its low-cost generation portfolio. In a deregulated environment, however, evolving technologies that provide alternate energy supplies could affect the market price of power, and certain generating assets could have capital and operating costs above the adjusted market price. See Industry Restructuring and Note 1 of Notes to Financial Statements for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------


ELECTRIC REQUIREMENTS

Avista Utilities' 1999 annual peak requirements, including long-term and short-term contractual obligations, were 4,632 MW. This peak occurred on December 13, 1999, at which time the maximum capacity available from Avista Utilities' generating facilities, including long-term and short-term purchases, was 4,831 MW. The electric requirements include both retail distribution needs and wholesale short-term and long-term commitments, which limits the amount of excess capacity available to support its energy trading business and, therefore, results in the need to purchase power.

ELECTRIC RESOURCES

Avista Utilities' diverse resource mix of hydroelectric projects, thermal generating facilities, and power purchases and exchanges, combined with strategic access to regional electric transmission systems, enables it to remain one of the nation's lowest-cost producers and sellers of electric energy services. At December 31, 1999, Avista Utilities' total owned resources available were 58% hydroelectric and 42% thermal. See Avista Utilities' Electric Operating Statistics on page 9 for Avista Utilities' energy resource statistics.

Hydroelectric Resources Hydroelectric generation is Avista Utilities' lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on its total energy costs. Under average operating conditions, Avista Utilities meets about one-third of its total energy requirements (both retail and long-term wholesale) with its own hydroelectric generation and long-term hydroelectric contracts. The streamflows to company-owned hydroelectric projects were 112%, 93% and 169% of normal in 1999, 1998 and 1997, respectively. Total hydroelectric resources provide 618 aMW annually.

Thermal Resources Avista Utilities has an interest in each of two twin-unit coal-fired facilities - a 17.5% interest in the Centralia Power Plant in western Washington and a 15% interest in Units 3 and 4 of the Colstrip Generating Project in southeastern Montana. Avista Utilities purchased Portland General Electric's 2.5% interest in Centralia in December 1999, adding to its previous 15% interest. This additional interest in currently being held as non-utility property until the outcome of the pending sale is determined. In addition, Avista Utilities owns a wood-waste-fired facility known as the Kettle Falls Generating Station in northeastern Washington and two natural gas-fired CTs, located in Spokane, used for peaking needs. Avista Utilities also operates and leases two natural gas-fired CTs in northern Idaho, used for peaking needs. Total thermal resources provide 383 aMW annually.

Centralia, which is operated by PacifiCorp, is supplied with coal under both a fuel supply agreement in effect through December 2020 and various spot market purchases. In 1999, 1998 and 1997, Centralia provided approximately 37%, 37% and 38%, respectively, of Avista Utilities' thermal generation. In May 1999, the owners of the Centralia Power Plant announced an agreement to sell the plant to TransAlta, a Canadian company. Regulatory approvals have been received from the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). The Company is reviewing the terms of these approvals to determine whether to agree to the sale. Avista Utilities will require additional generating capacity if the sale is finalized. If TransAlta becomes the new owner, it has agreed to replace Avista Utilities' lost output for three years through a purchase agreement. See Environmental Issues for additional information about the pending sale.

Colstrip is supplied with fuel under coal supply and transportation agreements in effect through December 2019 from adjacent coal reserves. The Montana Power Company sold its interest in the Colstrip Generating Project to PP&L Global, which is now the operator of Colstrip. In 1999, 1998 and 1997, Colstrip provided approximately 48%, 46% and 47% of Avista Utilities' thermal generation, respectively.

Kettle Falls' primary fuel is wood-waste generated as a by-product from forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides the Company the flexibility to meet expected future fuel requirements for the plant. In 1999, 1998 and 1997, Kettle Falls provided approximately 8%, 9% and 11% of Avista Utilities' thermal generation, respectively.

The four CTs are natural gas-fired units, primarily used for peaking needs. Two CTs have access to domestic and Canadian natural gas supplied through Pacific Gas Transmission (PGT). In 1999, 1998 and 1997, these four units provided approximately 7%, 8% and 4%, respectively, of Avista Utilities' thermal generation.

Purchases, Exchanges and Sales In 1999, Avista Utilities had various long-term purchase contracts with non-coincidental peak (peak that does not occur during the same hour) equating to 682 MW, with an average remaining life of 3.6 years. Additionally, long-term hydroelectric purchase contracts of 197 MW peak were available with an average remaining contract life of 11.8 years. Avista Utilities also enters into a significant number of short-term sales and purchases with durations of up to one year. Energy purchases and exchanges for the years 1999, 1998 and 1997 provided approximately

AVISTA CORPORATION
--------------------------------------------------------------------------------


65%, 66% and 65%, respectively, of Avista Utilities' total electric energy requirements, which reflects increased wholesale marketing and resource optimization trading activity.

Under the Public Utility Regulatory Policies Act of 1978 (PURPA), Avista Utilities is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the WUTC and the IPUC. Avista Utilities purchased approximately 597,618 MWH, or about 2% of its total energy requirements, from these sources at a cost of approximately $27 million in 1999. These contracts expire in 2000-2022.

HYDROELECTRIC RELICENSING

Avista Utilities is a licensee under the Federal Power Act, which regulates certain of its generation resources and is administered by the Federal Energy Regulatory Commission (FERC), and its licensed projects are subject to the provisions of Part I of that Act. These provisions include payment for headwater benefits, condemnation of licensed projects upon payment of just compensation, and take-over of such projects after the expiration of the license upon payment of the lesser of "net investment" or "fair value" of the project, in either case plus severance damages. All but one of Avista Utilities' hydroelectric plants are regulated by the FERC through project licenses issued for 30-50 year periods. See Item 2. Properties - Avista Utilities for additional information.

The Cabinet Gorge and Noxon Rapids plants received a new 45-year operating license from the FERC on February 23, 2000. The existing licenses were combined into one license under the name Clark Fork Projects. The application to relicense Cabinet Gorge and Noxon Rapids was filed with the FERC on February 18, 1999, and included the Clark Fork Settlement Agreement signed by 27 parties and a collaboratively written environmental assessment report. The application culminated seven years of planning and consultation with Native American Tribes, special interest groups, resource agencies and the general public. For hydroelectric projects of this size, it is unprecedented to have reached settlement two years before the license expired, while preserving the projects' economic peaking and load following operations. The collaborative process used by Avista Utilities is nationally recognized as the model for the FERC's alternative approach to relicensing.

As part of the Settlement Agreement, Avista Utilities committed to early implementation of protection, mitigation and enhancement measures beginning in March 1999. Measures in the agreement, which will cost approximately $4.7 million annually, address issues related to fisheries, water quality, wildlife, recreation, land use, cultural resources and erosion. See Item 2. Properties - Avista Utilities and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information.

The issue of high dissolved gas levels downstream of Cabinet Gorge during spill periods continues to be studied, as agreed to in the Settlement Agreement. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Settlement Agreement, Avista Utilities will develop an abatement and/or mitigation strategy by 2002.

Avista Utilities operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license. Little Falls is not licensed by the FERC. The license for the Spokane River Projects expires in August 2007, and Avista Utilities will be required to file a notice of intent to relicense prior to August 2002. Planning and information gathering activities are currently underway.

NATURAL GAS OPERATIONS

Natural gas remains competitively priced compared to alternative fuel sources for residential, commercial and industrial customers. Because of abundant supplies and competitive markets, natural gas should sustain its market advantage. Avista Utilities continues to advise residential and commercial electric customers about the cost advantages of converting space and water heating needs to natural gas. Significant growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction. Avista Utilities also makes sales and provides transportation service directly to large natural gas customers.

Most of Avista Utilities' large industrial customers purchase their own natural gas requirements through gas marketers. For these customers, Avista Utilities provides transportation from its pipeline interconnection to the customer's premises. Avista Utilities has numerous special contracts for natural gas transportation service, most of which contain negotiated rates for its distribution service based on the customer's competitive alternatives. Seven of Avista Utilities' largest natural gas customers are provided natural gas transportation service by Avista Utilities under special contracts. These negotiated contracts were entered into to retain these customers who can either by-pass Avista Utilities' distribution system or have

AVISTA CORPORATION
--------------------------------------------------------------------------------


competitive alternative fuel capability. All special contracts are subject to regulatory review and approval. The competitive nature of the spot natural gas market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs. The total volume transported on behalf of transportation customers for 1999, 1998 and 1997 was approximately 232.7, 226.1 and 245.1 million therms, which represented approximately 40%, 41% and 43% of Avista Utilities' total system deliveries.

NATURAL GAS RESOURCES

Natural Gas Supply A diverse portfolio of resources allows Avista Utilities to capture market opportunities that benefit its natural gas customers. Natural gas supplies are available from both domestic and Canadian sources through both long- and short-term, or spot market, purchases. Avista Utilities holds capacity on six pipelines and owns natural gas storage facilities, which allows Avista Utilities to optimize its available resources.

The Company's energy trading and marketing subsidiary, Avista Energy, is responsible for the daily management and optimization of these resources for the requirements of customers in the states of Washington, Idaho and Oregon under an agreement with Avista Utilities. Under this relationship, Avista Utilities retains ownership of its transportation, storage and long-term contracts and Avista Energy acts as an agent to optimize these important resources. The utility commissions of these states have approved Benchmark Incentive Mechanisms that allow Avista Utilities and its customers to share some of the benefits of Avista Energy's resource optimization activities. See Regulatory Issues for additional information.

Firm natural gas supplies are purchased by Avista Utilities through negotiated agreements having terms ranging between one month and seven years. During 1999, approximately one-third of Avista Utilities' purchases were in the short-term market, with contracts on a month-to-month basis. Approximately 14% of the natural gas supply was obtained from domestic sources, with the remaining 86% from Canadian sources. Nearly all natural gas purchased from Canadian sources is contracted in U.S. dollar denominations, limiting any foreign currency exchange exposure. Avista Utilities does not consider Canadian natural gas supplies to be at greater risk of non-delivery than U.S. supplies.

Avista Utilities holds capacity on six natural gas pipelines, Northwest Pipeline Company (NWP), PGT, Paiute Pipeline (Paiute), Tuscarora Gas Transmission Company (Tuscarora), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd. (ANG), which provide it access to both domestic and Canadian natural gas supplies.

Avista Utilities contracts with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage), with Paiute for firm transportation and liquefied natural gas storage and with PGT, Tuscarora, NOVA and ANG for firm transportation only.

Jackson Prairie Natural Gas Storage Project (Storage Project) Avista Utilities owns a one-third interest in the Storage Project, an underground natural gas storage field located near Chehalis, Washington. The role of the Storage Project in providing flexible natural gas supplies is increasingly important to Avista Utilities' natural gas operations. It enables Avista Utilities to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to withdraw natural gas from storage when spot prices are high or as needed to meet high demand periods. During 1999, Avista Utilities completed the process of increasing the capacity at the Storage Project. This increased capacity is being operated and managed by Avista Energy for the next ten years in order to optimize the value of this natural gas storage asset. Avista Utilities has contracted to release some of its Storage Project capacity to two other utilities until 2001 and 2002, with a provision under one of the releases to partially recall the released capacity if Avista Utilities determines additional natural gas storage is required for its own system supply.

REGULATORY ISSUES

Avista Utilities, as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities and other matters. The retail electric operations are subject to the jurisdiction of the WUTC and the IPUC. The retail natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC) and the California Public Utilities Commission
(CPUC). Avista Utilities is also subject to the jurisdiction of the FERC for its wholesale natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project.

In each regulatory jurisdiction, the price Avista Utilities may charge for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on "rate base." "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for

AVISTA CORPORATION
--------------------------------------------------------------------------------


deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant. As the energy business is restructured, traditional "cost of service" ratemaking may evolve into some other form of ratemaking. Rates for transmission services are based on the "cost of service" principles and are set forth in tariffs on file with the FERC. See Note 1 of Notes to Financial Statements for additional information about regulation, depreciation and deferred taxes. Also see Industry Restructuring and Legislative Issues for additional information about deregulation.

General Rate Cases In the Company's last general electric rate case in the State of Idaho, the IPUC granted a rate increase of $9.3 million, or 7.6%, with an authorized 10.75% return on common equity, effective August, 1999.

On October 22, 1999, the Company filed for a general electric rate increase of $26.3 million, or 10.40%, with the WUTC. The Company is requesting a return on common equity of 12.25%, based on a target capital structure for the utility of 47% debt, 6% preferred securities and 47% common equity. The Company is also requesting a Power Cost Adjustment (PCA) similar to the one in effect in Idaho. (See below for information about the Idaho PCA.) An order is expected in the latter part of 2000. The Company's last general electric rate case in the State of Washington was effective in March 1987, with an allowed return on common equity of 12.90%.

On October 22, 1999, the Company filed for a general natural gas rate increase of $4.9 million, or 6.5%, with the WUTC. The Company is requesting a return on common equity of 12.25%, based on a target capital structure for the utility of 47% debt, 6% preferred securities and 47% common equity. An order is expected in the latter part of 2000. On June 27, 1997, the Company filed for a general natural gas rate increase of $7.9 million with the WUTC. The Company's last general natural gas rate cases involving litigated cost of capital resulted in an allowed return on common equity of 12.90% for the State of Washington, effective August 1990, and 12.75% for the State of Idaho, effective October 1989.

In December 1998, the OPUC approved a stipulation that settled the main issues associated with a Staff investigation into Purchased Gas Adjustment (PGA) related earnings issues. The Settlement requires a general earnings review in the spring of each year. The adjusted earnings will be calculated on the prior calendar year test year, with minor regulatory adjustments, but will not be adjusted for weather. An earnings threshold will be determined annually by adding 710 basis points (7.10%) to the average of the test year annual yields reported monthly on 5-, 7- and 10-year U.S. Treasuries. For 1999, the threshold rate was 12.70%. If adjusted earnings are above the threshold, the Company will retain two-thirds of the earnings exceeding the threshold, and revenues representing the remaining one-third will be shared with customers through a temporary rate adjustment.

Power Cost Adjustment (PCA) The Company has a PCA mechanism in Idaho that tracks changes in hydroelectric generation, secondary energy prices, related changes in thermal generation, as well as changes in PURPA contracts, but not changes in revenues or costs associated with other wheeling or power contracts. Rate changes are triggered when the deferred balance reaches $2.2 million, provided no more than two surcharges or rebates are in effect at the same time. See Note 1 of Notes to Financial Statements for additional information.

Purchased Gas Adjustment (PGA or Natural Gas Trackers) Natural gas trackers are supplemental tariffs filed with state regulatory commissions which are designed to pass through changes in purchased natural gas costs, and do not normally result in any changes in net income to the Company. In November 1999, the Company filed a natural gas tracker with the WUTC requesting a $12.1 million, or 16.2%, increase, which was approved, effective January 1, 2000. In November 1999, the OPUC approved a $4.7 million, or 9.5%, increase effective December 1, 1999. In September 1999, the Company filed a natural gas tracker with the IPUC requesting a $2.7 million, or 8.6%, increase, which was approved, effective November 1, 1999.

Natural Gas Benchmark Mechanism The Company received regulatory approval of its Natural Gas Benchmark Mechanism on February 1, 1999, June 23, 1999 and August 10, 1999 by the IPUC, WUTC and OPUC, respectively. The mechanism eliminates natural gas procurement operations within Avista Utilities and consolidates gas procurement operations under Avista Energy, the Company's non-regulated affiliate. The ownership of the natural gas assets remains with Avista Utilities, but the assets are managed by Avista Energy through an Agency Agreement. A reduced natural gas staff remains in Avista Utilities to prepare load forecasts and analyses related to long-term resource acquisitions, to manage the Agency Agreement with Avista Energy and to support state and federal regulatory activities. The Natural Gas Benchmark Mechanism was implemented September 1, 1999 and runs through March 31, 2002.

Consolidation of natural gas procurement operations under Avista Energy allows the Company to gain synergies and better manage its risk by combining and operating the two portfolios as one portfolio and gain efficiencies by eliminating duplicate functions. The Natural Gas Benchmark Mechanism provides certain guaranteed benefits to retail customers as well as provides the Company with the opportunity to improve earnings, i.e., a performance-based mechanism.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                      AVISTA UTILITIES OPERATING STATISTICS

                                                                         Years Ended December 31,
                                                                -----------------------------------------
                                                                   1999            1998            1997
                                                                ---------       ---------       ---------
ELECTRIC OPERATIONS
       ELECTRIC OPERATING REVENUES (Thousands of Dollars):
            Residential .....................................   $ 158,658       $ 157,019       $ 160,411
            Commercial ......................................     152,107         149,767         144,952
            Industrial ......................................      69,559          64,662          58,391
            Public street and highway lighting ..............       3,517           3,387           3,352
                                                                ---------       ---------       ---------
                 Total retail revenues ......................     383,841         374,835         367,106
                                                                ---------       ---------       ---------
            Long-term wholesale .............................     134,945         102,928         138,730
            Short-term wholesale ............................     387,554         354,413         191,202
                                                                ---------       ---------       ---------
                 Total wholesale revenues ...................     522,499         457,341         329,932
                                                                ---------       ---------       ---------
                 Total energy revenues ......................     906,340         832,176         697,038
            Other ...........................................      21,824          23,898          28,845
                                                                ---------       ---------       ---------
                 Total electric operating revenues ..........   $ 928,164       $ 856,074       $ 725,883
                                                                =========       =========       =========
       ELECTRIC ENERGY SALES (Thousands of MWhs):
            Residential .....................................       3,237           3,217           3,270
            Commercial ......................................       2,848           2,810           2,716
            Industrial ......................................       2,032           1,878           1,759
            Public street and highway lighting ..............          25              24              24
                                                                ---------       ---------       ---------
                 Total retail energy sales ..................       8,142           7,929           7,769
                                                                ---------       ---------       ---------
            Long-term wholesale .............................       5,335           3,680           4,307
            Short-term wholesale ............................      14,443          15,535          12,103
                                                                ---------       ---------       ---------
                 Total wholesale energy sales ...............      19,778          19,215          16,410
                                                                ---------       ---------       ---------
                 Total electric energy sales ................      27,920          27,144          24,179
                                                                =========       =========       =========
       ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
            Hydro generation (from Company facilities) ......       4,287           3,860           4,863
            Thermal generation (from Company facilities) ....       3,353           3,522           2,627
            Purchased power - long-term hydro ...............       1,093             910           1,212
            Purchased power - other .........................      19,697          19,405          16,038
            Power exchanges .................................          16              26             178
                                                                ---------       ---------       ---------
                 Total power resources ......................      28,446          27,723          24,918
            Energy losses and Company use ...................        (526)           (579)           (739)
                                                                ---------       ---------       ---------
                 Total energy resources (net of losses) .....      27,920          27,144          24,179
                                                                =========       =========       =========
       NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
            Residential .....................................     270,013         265,891         261,873
            Commercial ......................................      34,877          34,407          33,681
            Industrial ......................................       1,189           1,169           1,145
            Public street and highway lighting ..............         389             383             371
                                                                ---------       ---------       ---------
                 Total electric retail customers ............     306,468         301,850         297,070
            Wholesale .......................................          68              85              91
                                                                ---------       ---------       ---------
                 Total electric customers ...................     306,536         301,935         297,161
                                                                =========       =========       =========
       ELECTRIC RESIDENTIAL SERVICE AVERAGES:
            Annual use per customer (KWh) ...................      11,990          12,099          12,489
            Revenue per KWh (in cents) ......................        4.90            4.88            4.90
            Annual revenue per customer .....................   $  587.59       $  590.54       $  612.55

       ELECTRIC AVERAGE HOURLY LOAD (aMW) ...................         990             971             954
                                                                =========       =========       =========
       RESOURCE AVAILABILITY at time of system peak (MW):
            Total requirements (winter) (1) .................       4,632           4,765           4,226
            Total resource availability (winter) ............       4,831           4,991           4,684
            Total requirements (summer) (2) .................       6,008           5,093           4,345
            Total resource availability (summer) ............       6,633           5,340           4,766

(1) Includes long-term contract obligations of 941 MW, 663 MW and 1,022 MW and 2,340 MW, 2,401 MW and 1,688 MW of short-term sales in 1999, 1998 and 1997, respectively.

(2) Includes long-term contract obligations of 1,155 MW, 780 MW and 1,011 MW and short-term sales of 3,435 MW, 2,792 MW and 1,966 MW in 1999, 1998 and 1997, respectively.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                      AVISTA UTILITIES OPERATING STATISTICS

                                                                                  Years Ended December 31,
                                                                       -------------------------------------------
                                                                          1999             1998            1997
                                                                       ---------        ---------        ---------
NATURAL GAS OPERATIONS
       NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
            Residential ............................................   $  99,879        $  92,614        $  81,855
            Commercial .............................................      51,952           49,539           42,731
            Industrial - firm ......................................       3,695            3,685            3,563
            Industrial - interruptible .............................       1,352            1,639              512
                                                                       ---------        ---------        ---------
                 Total retail natural gas revenues .................     156,878          147,477          128,661
            Non-retail sales .......................................      15,189           24,846           19,559
            Transportation .........................................      10,784           12,100           12,678
            Other revenues .........................................       4,633            8,715            4,884
                                                                       ---------        ---------        ---------
                 Total natural gas operating revenues ..............   $ 187,484        $ 193,138        $ 165,782
                                                                       =========        =========        =========
       THERMS DELIVERED (Thousands of Therms):
            Residential ............................................     200,184          187,571          182,037
            Commercial .............................................     125,611          122,263          118,494
            Industrial - firm ......................................      11,241           11,494           12,509
            Industrial - interruptible .............................       5,209            6,053            3,217
                                                                       ---------        ---------        ---------
                 Total retail sales ................................     342,245          327,381          316,257
            Non-retail sales .......................................      74,117          126,522          105,297
            Transportation .........................................     232,739          226,139          245,139
            Interdepartmental sales and Company use ................       9,801           32,647            2,087
                                                                       ---------        ---------        ---------
                 Total therms delivered ............................     658,902          712,689          668,780
                                                                       =========        =========        =========
       SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
            Purchases ..............................................     430,698          499,983          431,646
            Storage - injections ...................................     (30,508)         (32,023)         (31,288)
            Storage - withdrawals ..................................      23,972           23,140           22,183
            Natural gas for transportation .........................     232,739          226,139          245,139
            Distribution system gains (losses) .....................       2,001           (4,550)           1,100
                                                                       ---------        ---------        ---------
                 Total supply ......................................     658,902          712,689          668,780
                                                                       =========        =========        =========
       NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
            Residential ............................................     234,844          226,165          214,927
            Commercial .............................................      29,032           28,236           27,171
            Industrial - firm ......................................         308              310              306
            Industrial - interruptible .............................          30               26               25
                                                                       ---------        ---------        ---------
                 Total retail customers ............................     264,214          254,737          242,429
            Non-retail sales .......................................           9               19               17
            Transportation .........................................         107              119              111
                                                                       ---------        ---------        ---------
                 Total natural gas customers .......................     264,330          254,875          242,557
                                                                       =========        =========        =========
       NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
            Washington and Idaho
                 Annual use per customer (therms) ..................         887              861              927
                 Revenue per therm (in cents) ......................       45.74            44.97            40.44
                 Annual revenue per customer .......................   $  405.51        $  387.17        $  374.90
            Oregon and California
                 Annual use per customer (therms) ..................         789              772              703
                 Revenue per therm (in cents) ......................       58.59            58.32            55.71
                 Annual revenue per customer .......................   $  462.21        $  450.13        $  391.56
       NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
            Net system maximum demand (winter) .....................       2,077            3,284            3,134
            Net system maximum firm contractual capacity (winter) ..       4,320            4,220            4,220

       HEATING DEGREE DAYS: (1)
            Spokane, WA
                 Actual ............................................       6,408            5,951            6,510
                 30 year average ...................................       6,842            6,842            6,842
                 % of average ......................................          94%              87%              95%
            Medford, OR
                 Actual ............................................       4,401            4,421            4,144
                 30 year average ...................................       4,611            4,611            4,611
                 % of average ......................................          95%              96%              90%

(1) Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic average indicate warmer than average temperatures).

AVISTA CORPORATION
--------------------------------------------------------------------------------


ENERGY TRADING AND MARKETING

The Energy Trading and Marketing line of business includes Avista Energy, Avista Power and Avista-STEAG. Avista Energy and Avista Power are wholly owned subsidiaries of Avista Capital. Avista-STEAG is 50% owned by Avista Capital. Avista Capital's total equity investment in this line of business was approximately $86.0 million on December 31, 1999.

AVISTA ENERGY

Avista Energy is an electricity and natural gas marketing and trading business focused on marketing energy in the Western United States. In 1999, Avista Energy began conducting business on a national basis with its acquisition of Vitol Gas & Electric, LLC (Vitol). However, in November 1999, the decision was made to reduce Avista Energy's risk by redirecting its focus away from national energy trading and marketing toward a more regionally-based energy marketing and trading effort in the West backed by contracts for energy commodities and by the output of specific facilities available under contract. The decision came as a result of Avista Energy's inability to effectively and consistently compete on a national basis with the larger trading and marketing companies.

Avista Energy's headquarters are currently in Boston, Massachusetts with offices in Houston, Texas; Spokane, Washington; Portland, Oregon; and Vancouver, British Columbia, Canada. As a result of the restructuring, Avista Energy is closing the Boston and Houston offices and relocating headquarters back to Spokane in the first half of 2000.

Avista Energy is in the business of buying and selling electricity and natural gas. Avista Energy's customers include commercial and industrial end-users, electric utilities, natural gas distribution companies and other trading companies. Avista Energy also trades electricity and natural gas derivative commodity instruments, including futures, options, swaps and other contractual arrangements on national exchanges and through unregulated exchanges and brokers from whom these commodity derivatives are available. During 1999, Avista Energy also sold and traded coal and sulfur dioxide (SO2) allowances, but it is Avista Energy's intent to eliminate these activities in 2000. However, that is dependent upon finding a buyer for the coal contracts already entered into. In 1999, Avista Energy sold approximately 135.1 million MWhs of electric energy,
775.8 million dekatherms of natural gas and 1.6 million tons of coal, compared to approximately 54.4 million MWhs of electric energy and 424.2 million dekatherms of natural gas in 1998. No coal was sold in 1998. These volumes, and the associated revenues, will all decline in the future as a result of the restructuring.

Avista Energy's business is affected by many factors, including:

        -   the demand for and availability of energy,

        -   lower unit margins on new sales contracts,

        - fewer long-term power contracts being entered into, resulting in a heavier reliance on short-term power contracts which have lower margins than long-term contracts,

        -   marginal fuel prices, and

        -   deregulation of the electric utility industry.

In April 1997, Avista Energy entered into a marketing agreement with Chelan County Public Utility District (Chelan PUD), located in Washington State. The agreement allows Avista Energy to market, on a "real-time" basis, a portion of the output from Chelan PUD's hydroelectric resources and to jointly market energy products and services to other utilities in the region. Twenty-eight percent, or 557 megawatts, of total generated capacity from Chelan PUD's hydroelectric resources are available for real-time scheduling and resource optimization. Avista Energy and Chelan PUD offer a variety of products, all designed to help smaller utilities adjust to the emerging energy market. On October 20, 1997, a complaint for declaratory and injunctive relief was filed in Chelan County Superior Court by James A. Brown, a taxpayer and ratepayer of the Chelan PUD, in order to determine whether the joint marketing and real-time scheduling efforts of Chelan PUD and Avista Energy are within Chelan PUD's lawful authority to undertake. This lawsuit was dismissed on July 30, 1999, and Avista Energy and Chelan PUD continue to operate under the contractual alliance.

Effective September 1, 1999, Avista Energy began managing Avista Utilities' natural gas assets and natural gas purchasing operations. Under the agreement, Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' retail customers. The assets continue to be owned by Avista Utilities, but they are fully integrated operationally into Avista Energy's portfolio to optimize the value. The incentive plan allows Avista Energy the opportunity to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. Approvals were received from the state regulatory agencies in Washington, Idaho and Oregon. The incentive plan began September 1, 1999 and ends March 31, 2002. Avista Utilities may seek continuation of the plan from regulators with six months notice prior to the end of the term.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The participants in the emerging wholesale energy market are public utility companies and, increasingly, power marketers which may or may not be affiliated with public utility companies or other entities. The participants in this market trade not only electricity and natural gas as commodities, but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and are not subject to net capital or other requirements of any regulatory agency.

Avista Energy is subject to the various risks inherent in commodity trading including, particularly, market risk and credit risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
Results of Operations: Energy Trading and Marketing Operations; Future Outlook - Energy Trading Business; and Notes 1, 2, 4 and 5 of Notes to Financial Statements for additional information regarding the market and credit risks inherent in the energy trading business, fourth quarter restructuring costs, Avista Corp.'s risk management policies and procedures, accounting practices, and positions held by Avista Energy at December 31, 1999.

Avista Capital provides guarantees for Avista Energy's line of credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business.


AVISTA POWER

Avista Power was formed to develop and own electricity generation and/or natural gas fuel storage assets in strategic locations primarily throughout the West. Avista Power's goal is to create value-added partnerships and joint ventures to solidify market position, primarily in support of Avista Energy's operations. Avista Power and Cogentrix Energy, Inc. have entered into an agreement to jointly build and/or buy interests in natural gas-fired electric generation plants in the states of Washington, Oregon and Idaho. The first project under the new agreement is a 270 megawatt facility located in Rathdrum, Idaho, with 100% of its output contracted to Avista Energy for 25 years. The facility is currently under construction and is expected to start up in late 2001. The total cost of the project is estimated at $160 million; Avista Power's share of the costs is approximately $80 million.

If Avista Power creates projects that STEAG AG, a German independent power producer, wants to partner with, such projects will be done under Avista-STEAG, LLC.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                ENERGY TRADING AND MARKETING OPERATING STATISTICS

                                                               Years Ended December 31,
                                                      ----------------------------------------
                                                         1999            1998            1997
                                                      ----------      ----------      --------
AVISTA ENERGY

      REVENUES (Thousands of Dollars):
           Electric ...............................   $4,745,615      $1,665,348      $111,344
           Natural gas ............................    1,900,487         743,386       135,684
           Coal ...................................       49,569              --            --
                                                      ----------      ----------      --------
                Total revenues ....................   $6,695,671      $2,408,734      $247,028
                                                      ==========      ==========      ========

      VOLUMES:
           Electricity (Thousands of MWhs) ........      135,099          54,430         4,540
           Natural gas (Thousands of dekatherms) ..      775,822         424,152        67,319
           Coal (Tons) ............................    1,637,851              --            --

AVISTA CORPORATION
--------------------------------------------------------------------------------


INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes Avista Advantage, Avista Labs and Avista Communications. Avista Fiber and Avista Communications will merge operations in 2000, so Avista Fiber's information has been incorporated into Avista Communications. Avista Advantage and Avista Labs are wholly owned subsidiaries of Avista Capital. As of December 31, 1999, Avista Capital owned approximately 71% of Avista Communications.


AVISTA ADVANTAGE

Headquartered in Spokane, Avista Advantage is a leading e-commerce provider of specialty billing and information services to commercial customers throughout the U.S. and Canada. Avista Advantage has established itself as a leader in the development and implementation of customer-focused, non-traditional energy solutions.

Avista Advantage processes and presents consolidated bills on-line, and pays utility and maintenance and repair bills for multi-site commercial and industrial customers. Information gathered from invoices, utilities and other customer-specific data allows Avista Advantage to provide its customers with in-depth analytical support, real-time reporting and unbiased consulting in regard to energy, water, waste, and maintenance and repair expenses.

As of the end of 1999, Avista Advantage's customer base was over 100 customers, having over 40,000 committed sites throughout the U.S. and Canada. Its customers include Starbucks, Disney Stores, Kinko's, Home Depot, CVS Drug Stores and Time Warner.

Avista Advantage's current products and services offering includes:

      Consolidated billing - Invoices are entered into the AviTrack(TM) database, which performs a variety of tolerance tests on the data. Edits are resolved prior to the bill being presented to the customer for payment. The ACIS(TM) Internet portal presents consolidated bills to be viewed and approved on-line. Customers transfer the funds necessary to pay invoices (in aggregate) directly to Avista Advantage, which remits to all vendors.

      Resource accounting - Over 500 different reports are available based on customer-specific information requirements delivered on-line via the ACIS(TM) portal.

      Utility usage analysis - Avista Advantage compares usage information to similar sites across the country and helps customers design strategies to address identified issues.

      Load profiling - Energy profiles are developed for individual sites, which is useful in forecasting future energy costs and pinpointing patterns of irregular energy consumption for further analysis.

      Maintenance and repair billing services - Scheduled maintenance, standard and emergency repairs of infrastructure and equipment are tracked, monitored and bills are paid. This area of service is currently under development.

      Invoice audits - Audits of invoices are performed to customer specifications.

      Task report card - A monthly task report card is prepared summarizing specific billing issues that were identified and resolved, listing the actual savings resulting from the analysis, and documenting additional opportunities for savings that have been identified for further analysis.

The ongoing management of customer utility and maintenance and repair bills provides Avista Advantage with a database of information about customers and their facilities services history. This database will be the foundation for offering additional products and services tailored to the needs of individual customers. Future products and services could include:

      Commodity consulting services - Using load and usage information from the AviTrack(TM) database to help customers purchase energy on the commodity market. The potential for this service will increase significantly as additional states allow retail customers to choose their energy suppliers.

      Procurement services - Purchasing services and equipment on behalf of customers to address operational improvements identified through the standard Avista Advantage product offering. This may be expanded to include all products and services required by a facilities management organization.

AVISTA CORPORATION
--------------------------------------------------------------------------------


      Telecommunications (voice, data and video) bill processing - Expanding the current utility bill offering to include telecommunications invoices.

      Web advertising and referral fees - Utilizing the ACIS(TM) web site as a portal through which providers and users of e-commerce products and services can conduct business.

Avista Advantage has secured patents on its two critical business systems, the Advantage Customer Internet Site (ACIS(TM)), which provides high value, operational information drawn from utility bills, and the AviTrack(TM) database, which processes and reports on information gathered through input from utilities to ensure customers are receiving the most effective services at the proper price. Intellectual property protection includes a wide range of business methods and systems related to ACIS(TM) and AviTrack(TM). Avista Advantage is not aware of any claimed or threatened infringement on any patents issued to date. Avista will continue to expand and protect its existing patents, as well as file additional patent applications for new products, services and process enhancements.


AVISTA LABS

Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer. The prototype fuel cell has a unique modular cartridge design that allows for easy operation, low cost and simple production. Avista Labs intends to integrate a fuel processor using natural gas and propane fuels with an existing low-cost, flexible, modular, stationary fuel cell, establish multiple beta-testing sites within strategic market segments and attract additional partners for development and growth.

Avista Labs has filed applications for five patents, and is in the process of drafting two more applications. The first, and most significant, patent was approved, and issued on February 29, 2000. This patent protects the main attributes of the fuel cell. A second patent, involving the operation of the fuel cell, has been approved, but has not yet been issued. Approval is expected on all of the other patent applications by year-end.

Avista Labs selected Logan Industries, of Spokane, to manufacture, assemble and prepare the first 200 fuel cell units for field testing. Avista Labs and UOP, LLC, a Chicago-based company, signed a joint development agreement that will integrate UOP's fuel processor into Avista Lab's fuel cell design. This represents one of the most critical steps in successful commercialization of stationary fuel cells, possibly in early 2001. Avista Labs also signed a joint marketing/installation agreement with Black & Veatch, a global engineering and construction company.

In October 1998, Avista Labs was awarded a two year $2.0 million technology development contract from the Department of Commerce's National Institute of Standards and Technology Advanced Technology Program to accelerate fuel cell development for commercial application.


AVISTA COMMUNICATIONS

Avista Communications, formed in January 1999 upon the acquisition of One Eighty Communications, is the newest company in the Information and Technology line of business. At December 31, 1999, Avista Capital owned 71% of this company. Avista Communications is a Competitive Local Exchange Carrier (CLEC), providing local, facilities-based telecommunications solutions. During 2000, Avista Communications and Avista Fiber, a subsidiary started in 1996, will merge operations. Avista Communications will then be additionally responsible for designing, building and managing metropolitan area fiber optic networks, services formerly provided by Avista Fiber.

The focus of Avista Communications is on providing local dial tone, data transport, internet services, voice messaging and enhanced telecommunications solutions to business customers via an advanced fiber optic network and state-of-the-art switching technology. Target markets include under-served communities in the western U.S. with populations under 500,000. Avista Communications is already providing services in Billings, Montana and Lewiston, Idaho and expects to be providing services in at least three more Northwest communities in 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------


PENTZER AND OTHER

Pentzer, a wholly owned subsidiary of Avista Capital, is the largest entity in the Pentzer and Other line of business. The other subsidiaries in this line of business are Avista Development and Avista Services. At December 31, 1999, Avista Capital's total equity investment in this line of business was approximately $140.3 million, of which $122.2 million related to Pentzer.


PENTZER

Pentzer, a private investment fund specializing in profitable middle market businesses, was the parent company for a majority of Avista Corp.'s other subsidiary businesses until 1999, when it sold two groups of its portfolio companies. In the past, Pentzer's business strategy has been to acquire controlling interests in a broad range of middle market companies, facilitate improved productivity and growth, and ultimately sell such companies to the public or a strategic buyer. Total equity investment in any one company was generally limited to $15 million.

Beginning in 2000, Pentzer's business strategy is to invest in companies that are positioned to be leaders in emerging technology and information businesses that are linked to the energy business. The investments will be directly in businesses that meet these criteria, and indirectly, through the strategic investment in certain venture capital firms that invest in similar business segments and where Pentzer has the opportunity to directly invest in specific portfolio companies.

Pentzer's goal is to produce strategic growth opportunities and financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations. From time to time, a significant portion of Pentzer's earnings contributions may be the result of transactional gains. Transactional gains arise from a one-time event or a specific transaction, such as the sale of an investment or company from Pentzer's portfolio of investments. In 1999, Pentzer generated $35.9 million in after-tax transactional gains due to sales of portfolio companies.


AVISTA DEVELOPMENT

Avista Development manages and markets the corporation's community investments, including real-estate, tax credit housing and other assets.


AVISTA SERVICES

Avista Services, the newest subsidiary under Avista Capital, provides products and services to existing utility customers, which includes energy consulting, mail order merchandising and the sale of items such as Dish Network Systems, surge protectors and generators through a third party.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations: Pentzer and Other and Notes 1 and 23 of Notes to Financial Statements for additional information.

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

The FERC issued its final rule in Order No. 888 in April 1996. That order requires public utilities operating under the Federal Power Act to provide access to their transmission systems to third parties pursuant to the terms and conditions of the FERC's pro-forma open access transmission tariff. FERC Order No. 889, the companion rule to Order No. 888, requires public utilities to establish an Open Access Same-Time Information System (OASIS) to provide transmission customers with information about available transmission capacity and other information by electronic means, and requires each public utility subject to the rule to functionally separate its transmission and wholesale power merchant functions. The FERC issued its initial order accepting the non-rate terms and conditions of Avista Utilities' open access transmission tariff in November 1996. Avista Utilities filed its "Procedures for Implementing Standards of Conduct under FERC Order No. 889" with the FERC in December 1996 and adopted these Procedures effective January 3, 1997. FERC Orders No. 888 and No. 889 have not had a significant material effect on Avista Utilities' operating results.

On December 20, 1999, the FERC issued a final rule in Order No. 2000 regarding the development of Regional Transmission Organizations (RTO). This final rule requires public utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation, by October 2000. Avista Utilities and various Northwest utilities initially investigated the feasibility of transferring certain operational responsibilities associated with a regional transmission grid to an independent grid operator in 1997. Avista Utilities withdrew from this effort in December 1997 because the costs to establish an independent grid operator in the Northwest were greater than the perceived benefits. Notwithstanding the FERC's developing policies, Avista Utilities has continued to explore other regional transmission alternatives intended to help facilitate a competitive electric power market, including the development of an RTO that might provide quantifiable efficiencies in administering access to the Northwest transmission system in a non-discriminatory fashion. In response to the FERC's Order 2000, Avista Utilities will be submitting its response on RTO development and participation to the FERC by October 2000.

The North American Electric Reliability Council and the WSCC have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. Accordingly, Avista Utilities, in cooperation with other utilities in the Pacific Northwest, has established the Pacific Northwest Security Coordinator (PNSC), which oversees daily and short-term operations of the Northwest sub-regional transmission grid, and has limited authority to direct certain actions of control area operators in the case of a pending transmission system emergency. Avista Utilities executed its service agreement with the PNSC in September 1998.

STATE LEVEL

Further competition may be introduced by state action. Competition for retail customers is not generally allowed in Avista Utilities' service territory. While the Energy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open service territories to full competition at the retail level. Legislative action at the state level would be required for full retail wheeling and customer choice to occur in Washington and Idaho.

From 1995 through 1999, the legislatures and public utility commissions in Washington and Idaho have covered a series of hearings and conducted several studies regarding electric industry restructuring. Issues such as unbundling, deregulation, reliability and consumer protection have been examined. Impacts on customer service quality and system reliability (generation, transmission and distribution) have been considered on a "macro" basis under various restructuring scenarios. Public policy makers in Washington and Idaho continue to examine other states' experiences with restructuring, while cognizant that the Pacific Northwest generally benefits from the lowest electric rates in the country.

In 1997, Governor Locke issued an executive order requiring all agencies in the State of Washington to review their significant rules under the criterion of need, efficiency, clarity and cost. The WUTC is in the process of examining its electric and natural gas rules. Resulting modifications to existing rules may include changes to customer service and reliability standards. Avista Utilities believes that any such modifications to the WUTC's existing rules will not materially impact operations.

AVISTA CORPORATION
--------------------------------------------------------------------------------


Avista Utilities has developed a model to offer broader customer choice. The Portfolio Access Model (PA Model) was developed as a transition to full direct access. Under the PA Model, large-use customers would receive direct access, while small-use customers would be provided a menu of services priced at market rates, such as monthly and annual pricing, as well as optional "green rates" for renewable power. The PA Model has served as a regional proposal under discussion by legislative committees and work groups in Washington, Idaho and Oregon. In 1999, the Oregon Legislature voted into law an electric restructuring system similar to Avista Utilities' PA Model. More Options for Power Services II (MOPS
II) is Avista Utilities' PA Model regulatory pilot.

On January 20, 1999, the CPUC granted Avista Utilities a full exemption to the CPUC's Affiliate Transaction Rules, provided that Avista Utilities complies with its voluntary agreement that none of its affiliates will participate in business activities in its South Lake Tahoe service territory. These rules require that a utility's energy marketing affiliates follow detailed operating and reporting protocols as well as full separation from the regulated entity for any business activity in California. Avista Utilities also agreed to provide periodic reports from an independent auditor verifying that its affiliates have not participated directly or indirectly within this service territory.

EXPERIMENTAL PROGRAMS

To assess the potential impact of competition and customer choice, commencing in 1997, Avista Utilities has implemented a variety of experimental programs that permitted its retail customers to choose other energy suppliers. The cost of these programs to Avista Utilities, in terms of lost margin, has not been material.

On the basis of its experience under these programs, Avista Utilities believes that if the States of Washington and/or Idaho adopted legislation providing for customer choice, the effect on its results of operations would not be material. This is due largely to (1) Avista Utilities' current retail rates, which are among the lowest in the U.S., and (2) Avista Utilities' ability to sell capacity and energy in wholesale markets without any significant loss of margin.

AVISTA CORPORATION
--------------------------------------------------------------------------------


ENVIRONMENTAL ISSUES

The Company is subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which Avista Utilities has an ownership interest have been designed to comply with all environmental laws presently applicable. Furthermore, the Company conducts periodic reviews of all its facilities and operations to anticipate emerging environmental issues. The Company's Board of Directors has an Environmental Committee to deal specifically with these issues.

Air Quality. The most significant impact of the Clean Air Act (CAA) and the 1990 Clean Air Act Amendments (CAAA) is on the Centralia Steam Electric Plant, which is classified as a "Phase II" coal plant under the CAAA. Construction is underway to install limestone scrubbers on both units. The first unit will go into operation in 2001 and the second in 2002. The scrubbers are expected to result in a 90% reduction in sulfur dioxide (SO2) emissions. This level of reduction exceeds the requirements of the CAA and meets the RACT (Reasonably Available Control Technology) order by the Southwest Washington Pollution Control Authority (SWAPCA). The plant will also install low nitrogen oxide (NOX) burners to reduce the emission of NOX. The standards in the RACT order were established by a collaborative decision-making group consisting of representatives from federal and state agencies and the plant owners. Avista Utilities and the other owners decided to take bids for the sale of the Centralia Steam Electric Plant and have announced TransAlta of Calgary as the selected bidder in the auction process. The sale must be approved by federal and state regulators, as well as the city councils and directors who control the municipal utilities and public utility districts that also have ownership interests in the plant. Regulatory approvals have been received from the FERC and state commissions in Washington, Idaho, Oregon and Wyoming. Commissions in Utah and California have yet to make their decisions. The Company is reviewing the terms of the approvals from the WUTC and the IPUC to determine whether to agree to the sale. Obligations under the CAA would be assumed by TransAlta if the sale of the Centralia Steam Electric Plant is completed.

Colstrip, which is also a "Phase II" coal-fired plant under the CAAA, is not expected to be required to implement any additional SO2 mitigation in the foreseeable future in order to continue operations.

Avista Utilities' other thermal projects also are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. No permits are required at any of Avista Utilities' thermal plants in 2000.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 22 to Financial Statements for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES

AVISTA UTILITIES

Avista Utilities' electric properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plant

                                                               Nameplate      Present     Year of
                                                     No. of      Rating     Capability  FERC License
                                                     Units       (MW)(1)      (MW)(2)    Expiration
                                                     ------    ---------    ----------  ------------
      Hydroelectric Generating Stations (River)
            Washington:
                  Long Lake (Spokane)                  4           70.0         88.0       2007
                  Little Falls (Spokane)               4           32.0         36.0        n/a
                  Nine Mile (Spokane)                  4           26.4         24.5       2007
                  Upper Falls (Spokane)                1           10.0         10.2       2007
                  Monroe Street (Spokane)              1           14.8         14.8       2007
            Idaho:
                  Cabinet Gorge (Clark Fork)           4          221.9        236.0       2045(3)
                  Post Falls (Spokane)                 6           14.8         18.0       2007
            Montana:
                  Noxon Rapids (Clark Fork)            5          466.7        528.0       2045(3)
                                                                -------      -------
                              Total Hydroelectric                 856.6        955.5

      Thermal Generating Stations
            Washington:
                  Centralia(4)                         2          199.5        201.0
                  Kettle Falls                         1           50.7         49.0
                  Northeast (Spokane) CT(5)            2           61.2         69.0
            Idaho:
                  Rathdrum CT(5)                       2          166.5        176.0
            Montana:
                  Colstrip (Units 3 and 4)(4)          2          233.4        222.0
                                                                -------      -------
                              Total Thermal                       711.3        717.0

            Total Generation Properties                         1,567.9      1,672.5
                                                                =======      =======


n/a  not applicable.

(1) Nameplate Rating, also referred to as "installed capacity", is the manufacturer's assigned power rating under specified conditions.

(2) Capability is the maximum generation of the plant without exceeding approved limits of temperature, stress and environmental conditions.

(3) On February 23, 2000, the Company received a new operating license for Cabinet Gorge and Noxon Rapids. (See Item 1. Business: Avista Utilities - Hydroelectric Relicensing for additional information.)

(4) Jointly owned; data above refers to Avista Utilities' respective 15% interests. The remaining 2.5% interest in Centralia, purchased by the Company in December 1999, is currently being held as non-utility property until the outcome of the pending sale is determined.

(5)  Used primarily for peaking needs.

Electric Distribution and Transmission Plant

Avista Utilities operates approximately 12,200 miles of primary and secondary distribution lines in its electric system in addition to a transmission system of approximately 575 miles of 230 kV line and 1,520 miles of 115 kV line. Avista Utilities also owns a 10% interest in 495 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana, and a 15% interest in three miles of a 500 kV line from Centralia, Washington to the nearest Bonneville Power Administration (Bonneville) interconnection.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The 230 kV lines are used to transmit power from Avista Utilities' Noxon Rapids and Cabinet Gorge hydroelectric generating stations to major load centers in its service area, as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect with Bonneville at five locations and at one location each with PacifiCorp, Montana Power and Idaho Power Company. The Bonneville interconnections serve as points of delivery for power from the Colstrip and Centralia generating stations, as well as for the interchange of power with entities outside the Pacific Northwest. The interconnection with PacifiCorp is used to integrate Mid-Columbia hydroelectric generating facilities to Avista Utilities' loads, as well as for the interchange of power with entities within the Pacific Northwest.

The 115 kV lines provide for transmission of energy and the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service-area-load centers. These lines interconnect with Bonneville at nine locations, Grant County Public Utility District (PUD), Seattle City Light and Tacoma City Light at two locations and one interconnection each with Chelan County PUD, PacifiCorp and Montana Power.

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 3,877 miles in Washington and Idaho and 1,794 miles in Oregon and California, as of December 31, 1999.

Avista Utilities, Northwest Pipeline and Puget Sound Energy each own a one-third undivided interest in the Jackson Prairie Natural Gas Storage Project, which has a total peak day deliverability of 8.8 million therms, with a total working natural gas inventory of 190.3 million therms.


ITEM 3.  LEGAL PROCEEDINGS

See Note 22 of Notes to Financial Statements for additional information.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 29, 2000, there were approximately 20,726 registered shareholders of the Company's no par value Common Stock.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook for additional information about common stock dividends.

For additional information, refer to Notes 1, 18 and 21 of Notes to Financial Statements. For high and low stock price information, refer to Note 24 of Notes to Financial Statements.

AVISTA CORPORATION
--------------------------------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA

                                                                           Years Ended December 31,
                                            ------------------------------------------------------------------------------------
                                               1999               1998               1997                1996           1995
                                            -----------        -----------        -----------        -----------     -----------
                                                            (Thousands of Dollars except Per Share Data and Ratios)
Operating Revenues:
  Avista Utilities * ...................    $ 1,082,159        $ 1,041,772        $   890,516        $   798,994     $   661,216
  Energy Trading and Marketing .........      6,695,671          2,408,734            247,028                 --              --
  Information and Technology ...........          4,851              1,995              1,030                813              --
  Pentzer and Other ....................        122,303            231,483            163,598            145,150          93,793
                                            -----------        -----------        -----------        -----------     -----------
  Total ................................      7,904,984          3,683,984          1,302,172            944,957         755,009

Operating Income/(Loss):
  Avista Utilities * ...................        142,567            143,153            178,289            173,658         176,344
  Energy Trading and Marketing .........        (97,785)            22,826              6,577               (649)             --
  Information and Technology ...........        (13,002)            (5,192)            (5,364)            (1,443)             --
  Pentzer and Other ....................           (423)            12,033              9,962             15,355          13,496
                                            -----------        -----------        -----------        -----------     -----------
  Total ................................         31,357            172,820            189,464            186,921         189,840

Net Income/(Loss):
  Avista Utilities * ...................         59,470             56,297            100,777(4)          62,404          72,310
  Energy Trading and Marketing .........        (60,740)            14,116              5,346               (414)             --
  Information and Technology ...........        (10,156)            (3,398)            (3,425)              (919)             --
  Pentzer and Other ....................         37,457             11,124             12,099             22,382          14,811
                                            -----------        -----------        -----------        -----------     -----------
  Total ................................         26,031             78,139            114,797             83,453          87,121

Preferred Stock Dividend Requirements ..         21,392(1)           8,399(1)           5,392              7,978           9,123
Income Available for Common Stock ......          4,639             69,740            109,405(4)          75,475          77,998

Outstanding Common Stock (000s):
  Weighted Average .....................         38,213(1)          54,604(1)          55,960             55,960          55,173
  Year-End .............................         35,648(1)          40,454(1)          55,960             55,960          55,948
Book Value per Share ...................    $     11.04(1)     $     12.07(1)     $     13.36        $     12.70     $     12.82

Earnings per Share:
  Avista Utilities .....................           1.00               0.88               1.70(4)            0.97            1.14
  Energy Trading and Marketing .........          (1.59)              0.26               0.10              (0.01)             --
  Information and Technology ...........          (0.27)             (0.06)             (0.06)             (0.01)             --
  Pentzer and Other ....................           0.98               0.20               0.22               0.40            0.27
                                            -----------        -----------        -----------        -----------     -----------
  Total, Basic and Diluted .............           0.12               1.28               1.96(4)            1.35            1.41
  Adjusted Diluted .....................           0.44(2)            1.35(2)              --                 --              --
  Dividends Paid per Common Share ......           0.48(3)            1.05(3)            1.24               1.24            1.24

Total Assets at Year-End:
  Avista Utilities .....................      1,976,716          2,004,935          1,926,739          1,921,429       1,869,180
  Energy Trading and Marketing .........      1,595,470            955,615            212,868                320              --
  Information and Technology ...........         26,379              7,461              3,475              1,517              --
  Pentzer and Other ....................        114,929            285,625            268,703            254,032         229,722
                                            -----------        -----------        -----------        -----------     -----------
Total ..................................      3,713,494          3,253,636          2,411,785          2,177,298       2,098,902

Long-term Debt at Year-End .............        718,203            730,022            762,185            764,526         738,287
Company-Obligated Mandatorily
   Redeemable Preferred Trust Securities        110,000            110,000            110,000                 --              --
Preferred Stock Subject to Mandatory
  Redemption at Year-End ...............         35,000             35,000             45,000             65,000          85,000
Convertible Preferred Stock ............        263,309            269,227(1)              --                 --              --

Ratio of Earnings to Fixed Charges .....           1.61               2.66               3.49               2.97            3.22
Ratio of Earnings to Fixed Charges and
 Preferred Dividend Requirements .......           1.07               2.25               3.12               2.50            2.61



* Avista Utilities amounts contain the consolidating intersegment eliminations.

(1) In December 1998, the Company converted shares of common stock for Convertible Preferred Stock, which was responsible for a number of changes in the data in 1999 and 1998 from 1997. (See Note 15 of Notes to Financial Statements.)

(2) Assumes the Convertible Preferred Stock was converted back to common stock. (See Note 19 of Notes to Financial Statements.)

(3) The Company paid a common stock dividend of $0.31 per share through the third quarter of 1998. Beginning in the fourth quarter of 1998, the common stock dividend paid was reduced to $0.12 per share each quarter.

(4) Includes the $41.4 million after-tax effect of the income tax recovery. (See Note 9 of Notes to Financial Statements.)

AVISTA CORPORATION
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Avista Corporation (Avista Corp. or the Company) operates as an energy, information and technology company with a regional utility operation and subsidiary operations located throughout North America. The utility portion of the Company, doing business as Avista Utilities, is subject to state and federal price regulation. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

Avista Utilities provides electric transmission and electric and natural gas distribution services to retail customers. It is also responsible for the generation and production of electric energy, electric wholesale marketing, and electric commodity trading, primarily for the purpose of optimizing system resources. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Electric commodity trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing and trading activities are primarily with other utilities and power brokers in the Western Systems Coordinating Council (WSCC).

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy), Avista Power, Inc. (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). Avista Energy is an electricity and natural gas marketing and trading business. In 1999, Avista Energy began conducting business on a national basis with its acquisition of Vitol Gas & Electric, LLC (Vitol). However, market factors changed significantly during the year, and by the end of 1999, Avista Energy decided to reduce its risk by redirecting its focus away from national energy trading toward a more regionally-based energy marketing and trading effort, primarily within the Western Systems Coordinating Council (WSCC). Avista Power was formed in December 1998 to develop and own generation assets primarily in support of Avista Energy. Avista-STEAG was created in 1999 as a joint venture between Avista Capital and STEAG AG, a German independent power producer, to develop electric generating assets. See Liquidity and Capital Resources: Risk Management.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs), Avista Fiber, Inc. (Avista Fiber) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer. Avista Communications is a Competitive Local Exchange Carrier (CLEC) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western United States. During 2000, Avista Fiber, a subsidiary started in 1996, and Avista Communications will merge operations. Avista Communications will then be additionally responsible for designing, building and managing metropolitan area fiber optic networks, services formerly provided by Avista Fiber.

The Pentzer and Other line of business includes Pentzer Corporation (Pentzer), Avista Development, Inc. (Avista Development) and Avista Services, Inc. (Avista Services). Pentzer was the parent company to the majority of the Company's other subsidiary businesses until 1999, when it sold two groups of its portfolio companies. Pentzer's business strategy was such that its earnings resulted from both transactional and non-transactional earnings. Transactional gains have arisen from one-time events or specific transactions, such as the sale of an investment or companies from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies. Avista Development holds other community investments, including real estate, tax credit housing and other assets. Avista Services is the marketing arm of Avista Utilities that offers products and services to existing utility customers, including energy consulting, mail order merchandising and sales of items such as surge protectors and generators.

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of energy, and information and technology services.

The Company's growth strategy exposes it to risks, including risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures and increasing competition. In addition, the energy trading and marketing business exposes the Company to the financial and credit

AVISTA CORPORATION
--------------------------------------------------------------------------------


risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its further development as a diversified energy, information and technology company.

The Company changed the way it reports business segments in this Form 10-K from the 1998 Form 10-K. In the 1998 Form 10-K and the quarterly Form 10-Q reports for 1999, the Company reported Avista Utilities information by its two separate lines of business - (1) Energy Delivery and (2) Generation and Resources. The National Energy Trading and Marketing line of business included results of Avista Energy, Avista Advantage and Avista Power. The Non-Energy line of business included Pentzer and all of the remaining subsidiaries' activities. The business segment presentation in this Form 10-K reflects the basis currently used by the Company's management to analyze performance and determine the allocation of resources. Avista Utilities' business is now managed based on the total regulated operations, not by individual segments. The Energy Trading and Marketing line of business changed its focus from a national emphasis to a regional effort, but its operations are non-regulated, as opposed to Avista Utilities' operations. The Information and Technology line of business reflects the current efforts of the Company to grow those businesses and focus on generating shareholder value. Pentzer and Other reports on the other non-utility operations of various subsidiaries.


RESULTS OF OPERATIONS

OVERALL OPERATIONS

1999 COMPARED TO 1998

Overall reported basic earnings per share for 1999 were $0.12, compared to $1.28 in 1998. In December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of Convertible Preferred Stock, Series L, which resulted in an increase of $13.4 million in preferred stock dividend requirements in 1999 over 1998. Excluding the effects of this transaction, earnings per share would have been $0.44 in 1999, compared to $1.35 in 1998. The primary reason for the decrease was a $60.7 million after-tax loss recorded by the Energy Trading and Marketing line of business, due to a $27.3 million after-tax charge recorded by Avista Energy related to the downsizing and restructuring of the business, and $32.1 million of after-tax operational losses due to warmer than normal weather across the nation, soft national energy markets and a lack of volatility within those markets. The restructuring charge includes a charge for impairment of assets from the purchase of Vitol in February 1999 and reserves for severance and other related expenses. In addition, the utility operations recorded charges of approximately $5 million related to the impairment of utility assets, which were partially offset by the reversal of certain environmental reserves. These charges were partially offset by the $35.9 million of transactional gains recorded by Pentzer due to the sales of two groups of portfolio companies.

Net income available for common stock decreased $65.1 million in 1999 from 1998. Avista Utilities' income available for common stock decreased $9.8 million from 1998 due to the increased preferred stock dividend associated with the Convertible Preferred Stock, contributing $1.00 per basic share for 1999, compared to $0.88 in 1998. Energy Trading and Marketing's income available for common stock decreased $74.9 million from 1998, for a loss of $1.59 per basic share in 1999, as compared to a contribution of $0.26 per share in 1998, due primarily to the restructuring charges and operational losses discussed above. Information and Technology's income available for common stock decreased $6.8 million from 1998, for a loss of $0.27 per share in 1999, compared to a loss of $0.06 in 1998, due primarily to continued start-up and expansion costs. Pentzer and Other subsidiaries' operating income available for common stock increased $26.3 million in 1999 and contributed $0.98 to basic earnings per share in 1999, compared to $0.20 per share in 1998. Transactional gains recorded by Pentzer totaled $35.9 million, or $0.94 per share, and $4.3 million, or $0.08 per share, in 1999 and 1998, respectively.

Total revenues increased $4.22 billion in 1999 over 1998, primarily due to the growth of Avista Energy's business as a result of its acquisition of Vitol. Resource costs increased $4.40 billion, again primarily as a result of the growth in Avista Energy's business. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. The large increase in 1999 over 1998 was primarily due to an agreement whereby Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' retail customers. Gross margins for Avista Utilities decreased $3.0 million primarily due to larger increases in purchased power costs than in the associated wholesale revenues. Avista Energy's gross margin decreased $66.6 million to a negative $17.9 million, primarily due to losses on positions taken in anticipation of certain weather patterns in particular areas of the country which did not occur as planned. Operations and maintenance expenses decreased $74.4 million, primarily due to decreased

AVISTA CORPORATION
--------------------------------------------------------------------------------


expenses as a result of the sales of portfolio companies by Pentzer. Administrative and general expenses decreased $1.8 million primarily due to decreased expenses as a result of the sales of portfolio companies by Pentzer, partially offset by increased salary expenses from the growth in Avista Energy's business and the purchase of Vitol, which added significantly to staffing levels, and increased start-up costs at the Information and Technology companies.

Interest expense decreased $4.0 million in 1999, as compared to 1998, primarily due to lower levels of outstanding debt during the year. During 1999, $108.7 million of long-term debt was issued, while $208.3 million of long-term debt matured or was redeemed. At December 31, 1999, $118.5 million of notes payable were outstanding, compared to no balances at December 31, 1998. Long-term debt outstanding at December 31, 1999 was $11.8 million lower than at the end of 1998.

Income taxes decreased $26.6 million, or 61%, in 1999 from 1998, primarily due to losses and restructuring charges incurred by the Energy Trading and Marketing line of business, which were partially offset by higher taxes resulting from the transactional gains from the sales of the portfolio companies by Pentzer.

Preferred stock dividend requirements increased $13.0 million in 1999 over 1998 due to the exchange of shares of common stock for shares of $12.40 Convertible Preferred Stock, Series L, which occurred in December 1998 and the redemption of the final $10.0 million of Preferred Stock, Series I in June 1998.

1998 COMPARED TO 1997

Overall reported earnings per share for 1998 were $1.28, compared to $1.96 in 1997. The primary factors causing the decrease from 1997 were an income tax recovery, net of associated items, which increased 1997 earnings per share by $0.49, and decreased operating income from Avista Utilities' wholesale electric operations in 1998. In addition, in December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of Convertible Preferred Stock (see Notes 15 and 19 of Notes to Financial Statements for additional information about the new Convertible Preferred Stock and earnings per share). If these shares had been exchanged at the beginning of the year, basic and diluted earnings per share for 1998 would have been $1.39 and $1.35, respectively.

Net income available for common stock decreased $39.7 million in 1998 from 1997. The 1998 results primarily reflect hydroelectric generation 21% lower than 1997 and increased purchased power prices and volumes, partially offset by improved earnings at Avista Energy. In addition, the 1997 results include the impact of $41.4 million, after-tax, in an income tax recovery from the Internal Revenue Service, which was partially offset by $14.0 million, after-tax, in environmental reserves and non-recurring adjustments (see below and Note 9 of Notes to Financial Statements for additional information about the income tax recovery). Excluding these items, Avista Utilities' income available for common stock decreased $20.2 million, or 30%, in 1998, contributing $0.88 to earnings per share in 1998, compared to $1.70 in 1997. Energy Trading and Marketing income available for common stock increased $8.8 million, contributing $0.26 to earnings per share in 1998 as compared to $0.10 in 1997 when there were only 5 months of operations. Information and Technology companies recorded losses totaling $0.06 per basic share in both 1998 and 1997. Pentzer and Other subsidiaries' operating income available for common stock decreased $1.0 million in 1998 and contributed $0.20 to earnings per share in 1998, compared to $0.22 in 1997. Transactional gains recorded by Pentzer totaled $4.3 million, or $0.08 per share, and $7.3 million, or $0.13 per share, in 1998 and 1997, respectively.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


AVISTA UTILITIES

1999 COMPARED TO 1998

Avista Utilities' pre-tax income from operations decreased $0.6 million in 1999 from 1998. Operating revenues and expenses increased $66.4 million and $67.0 million, respectively, during 1999.

Retail electric revenues increased $9.0 million due to increased kWh sales of 3% due to customer growth of 1.5% and slightly cooler weather in Avista Utilities' service area in 1999 than in 1998. Wholesale electric revenues increased $65.2 million, primarily due to prices 11% greater and sales volumes 3% higher in 1999 over 1998. Natural gas revenues decreased $5.7 million primarily as a result of decreased non-retail sales, partially offset by increased retail sales due to customer growth and increased customer usage as a result of slightly cooler weather in Avista Utilities' service area in 1999.

Non-retail sales are sales of natural gas on an off-system basis, to other utilities and large industrial customers outside of Avista Utilities' service territories. Revenues from these sales are offset by like increases in purchased gas expense, and margins from these transactions are credited back to customers through rate changes for the cost of natural gas. Non-retail sales decreased in 1999 primarily due to the agreement whereby Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' customers, in order to optimize the value of its resources. Avista Energy will make these sales in the future, if it is optimal to managing the natural gas portfolio. The utility commissions of Washington, Idaho and Oregon have approved Benchmark Incentive Mechanisms that allow Avista Utilities and its customers to share some of the benefits of Avista Energy's resource optimization activities.

Purchased power volumes increased 2% and prices were 13% higher than last year, which resulted in a $72.9 million, or 15%, increase in purchased power expense in 1999 over 1998. This increase accounts for the majority of the increase in Avista Utilities' operating expenses. Operations and maintenance expenses decreased $4.6 million in 1999 from 1998 as a result of fewer storms, resulting in less storm damage, and realizing the benefit of preventive maintenance programs such as cable replacement, pole test and treat, and tree trimming. Administrative and general expenses decreased $3.3 million due to increased expenditures during 1998 associated with the change in executive officers and the corporate name change. Avista Utilities also recorded charges of approximately $5 million related to impairment of assets, which primarily included items such as deferred charges now deemed unrecoverable through rates and a defective inventory software system.

1998 COMPARED TO 1997

Avista Utilities' pre-tax income from operations decreased $35.2 million, or 20%, in 1998 from 1997. Operating revenues and expenses increased $157.5 million and $192.8 million, respectively, in 1998.

Wholesale electric revenues increased $127.4 million, primarily due to sales volumes 17% higher and prices 18% higher in 1998 than 1997. Total natural gas revenues increased $27.4 million in 1998 over 1997, primarily due to a combination of 4.4% customer growth, increased natural gas prices approved by the Washington Utilities and Transportation Commission (WUTC), effective in January 1998, and an increase in non-retail sales, partially offset by decreased customer usage as a result of weather 8% warmer in 1998 than 1997.

Resource costs account for the majority of the increase in Avista Utilities' operating expenses. Purchased power volumes increased 17% and prices were 30% higher in 1998 than 1997, which resulted in a $161.2 million, or 52%, increase in purchased power expense in 1998 over 1997. Natural gas purchased costs increased $15.3 million due to increased therm sales. Fuel for generation increased $9.8 million due to increased generation at the thermal plants as a result of increased wholesale electric sales.


ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power, and Avista-STEAG. Avista Power and Avista-STEAG operations had little or no impact on earnings in either 1999 or 1998. Although Avista Energy began incurring start-up costs during 1996, it only became operational in July 1997 and began trading operations in August 1997. Avista Energy maintains a trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), and which may cause earnings variability in the future.

AVISTA CORPORATION
--------------------------------------------------------------------------------


1999 COMPARED TO 1998

Energy Trading and Marketing income available for common stock for 1999 was an after-tax loss of $60.7 million compared to earnings of $14.1 million in 1998. The primary reason for the decrease was a $27.3 million after-tax charge recorded by Avista Energy related to the downsizing and restructuring of the business, and $32.1 million of after-tax operational losses due to warmer than normal weather across the nation, soft national energy markets and a lack of volatility within those markets. The restructuring charge consists of a $21.4 million after-tax charge for the write-off of goodwill from the purchase of Vitol in February 1999 and a $5.9 million after-tax reserve for severance payments and other related expenses. Avista Energy recognized losses (1) on positions taken in anticipation of certain weather patterns in particular areas of the country, which lost value when the expected patterns did not occur, and
(2) on options, also taken in anticipation of certain weather patterns in particular areas of the country, which expired unexercised when the expected patterns did not occur. See Liquidity and Capital Resources: Risk Management for additional information about market risk and credit risk.

Since its inception in 1997, Avista Energy has developed and expanded its business and added experienced traders and staff. This growth continued in 1999 with Avista Energy's purchase of Vitol in the first quarter. Vitol, located in Boston, Massachusetts, was one of the top 20 energy marketing companies in the United States. Late in the second quarter of 1999, Avista Energy added a significant number of energy professionals in its Spokane and Houston offices. The integration of Vitol operations into Avista Energy began during the second quarter with the consolidation of back-office support, improvements in accounting and trading processes and personnel, and continued enhancements in risk management systems across Avista Energy.

In November 1999, the decision was made to reduce Avista Energy's risk by redirecting its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West backed by contracts for energy commodities and by the output of specific facilities available under contract. The change in strategy followed significant changes in the overall energy trading and marketing industry that created low margins while requiring higher levels of investment, credit commitments and value-at-risk limits. Mergers and consolidations within the industry also created a small number of large players, and a marketplace where liquidity and volatility were not favorable. Avista Energy is shutting down its operations in Houston and Boston, which will eliminate approximately 80 positions. Avista Energy sought a buyer for the Eastern book of business, and is currently in the process of closing that transaction. The electric contracts will likely be sold at approximately book value. To date, Avista Energy has not found a buyer for the natural gas or coal contracts. Avista Energy already has prudency and credit reserves recorded on its books that will likely cover any remaining risks associated with these Eastern contracts.

During 1999, Avista Energy derived the majority of its revenues from trading activities, rather than marketing activities. Marketing activities are defined as structured deals with non-standard products. The contracts are usually of one-year or longer terms, and are designed to meet the customers' specific requirements as to timing and amounts. Customers are primarily large, end-use customers or utilities. With the redirection in focus, Avista Energy plans to eventually derive more revenues from marketing activities rather than trading activities. However, due to the current portfolio of contracts in place, it will require several years to fully accomplish this transition. Current expectations are for losses to continue through the first three quarters of 2000 due to contracts still in place and further expenses relating to the downsizing of the business.

Energy Trading and Marketing's revenues and operating expenses increased $4.29 billion and $4.36 billion, respectively, in 1999 over 1998. The increase in revenues and expenses was primarily the result of Avista Energy continuing to grow its business. Energy Trading and Marketing's assets increased $639.9 million from December 1998 to December 1999. Avista Energy's energy commodity assets and liabilities increased as a result of additional trading volumes, which were partially offset by market price declines. Trade receivables and payables increased due to additional volumes of sales and purchases.

1998 COMPARED TO 1997

Energy Trading and Marketing's income available for common stock increased $8.8 million in 1998 over 1997. (Year-to-year results are not comparable since 1998 results reflect a full year of operations at Avista Energy and 1997 only represents five months of operations.) Energy Trading and Marketing's operating revenues and expenses increased $2.16 billion and $2.15 billion, respectively, during 1998 as compared to 1997.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

markets in the summer of 1998 based on expected demand and the high probability of a weather-related impact on energy prices. As a result, Avista Energy established positions in anticipation of volatile market swings, and in turn experienced positive earnings in its portfolio during this period.


INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs, Avista Fiber and Avista Communications. Avista Communications began operations in early 1999. Avista Corp. has committed to invest in the development and build-up of these information and technology start-up businesses as part of its overall strategic focus on generating shareholder value.

1999 COMPARED TO 1998

Information and Technology's income available for common stock for 1999 was a loss of $10.2 million, compared to a loss of $3.4 million in 1998. Increases in revenues and various expense categories for this line of business were primarily due to growth in each of the individual businesses.

1998 COMPARED TO 1997

Revenues and expenses for the companies in this line of business increased in 1998 over 1997, primarily due to start-up costs in each of the businesses. However, losses from operations totaled slightly more than $5.0 million in both years, and income available for common stock was a loss of $3.4 million in both 1998 and 1997.


PENTZER AND OTHER

The Pentzer and Other line of business includes the results of Pentzer, Avista Development and Avista Services.

1999 COMPARED TO 1998

Income available for common stock for 1999 from Pentzer and other subsidiaries totaled $37.5 million, which is a $26.3 million increase over 1998. The increased earnings resulted primarily from transactional gains recorded by Pentzer in 1999 totaling $35.9 million, net of taxes, from the sales of two groups of portfolio companies. Transactional gains during 1998 totaled $4.3 million, net of taxes, as a result of the sale of a portfolio company. Non-transactional earnings totaled $1.2 million in 1999, a decrease of $6.2 million from 1998, primarily due to the loss of income resulting from the sales of portfolio companies. Operating revenues and expenses decreased $109.2 million and $96.7 million, respectively, primarily as a result of the sales of portfolio companies by Pentzer.

1998 COMPARED TO 1997

Income available for common stock for 1998 from Pentzer and other subsidiaries was $11.1 million, which was a $1.0 million decrease from 1997 earnings. Transactional gains decreased to $4.3 million in 1998 from $7.3 million in 1997, while non-transactional earnings from Pentzer's portfolio companies increased $2.2 million. The non-transactional earnings included an approximate $4.4 million after-tax loss in the fourth quarter at a Pentzer operating company due to a business repositioning and an inventory adjustment.

Income from operations totaled $12.0 million, which was a $2.1 million increase over 1997. Operating revenues and expenses increased $67.9 million and $65.8 million, respectively, primarily as a result of acquisitions and increased business activity from several of Pentzer's portfolio companies.

AVISTA CORPORATION
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

AVISTA CORP. OVERALL OPERATIONS

Operating Activities Net cash provided by operating activities in 1999 decreased from 1998 due primarily to decreased net income in 1999 and the $143.4 million provided by the monetization of a contract in 1998 (see below and Note 1 of Notes to Financial Statements for additional information). The growth in Avista Energy's operations resulted in the large changes in various working capital components, such as receivables and payables.

Investing Activities Net cash used in investing activities decreased in 1999 from 1998 primarily due to the sales of portfolio companies by Pentzer in 1999. Utility operations' capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $265 million for the 1997-1999 period.

Financing Activities Net cash used in financing activities totaled $116.8 million in 1999 compared to $108.7 million in 1998. In 1999, $110.5 million in short-term notes payable were issued and $116.5 million of proceeds were received from the issuance of long-term debt, including $25.0 million of Medium-Term Notes (MTNs). These proceeds, plus cash provided from operating activities, were used to retire $211.5 million of long-term debt and repurchase $82.0 million of common stock and $5.9 million of preferred stock. In 1998, $84.0 million of proceeds were received from the issuance of Medium-Term Notes. These proceeds, plus cash provided from operating activities, were used to retire $14.0 million of long-term debt, redeem $10 million of preferred stock and pay down $108.5 million of short-term debt. During the 1997-1999 period, $359 million of long-term debt and preferred stock matured, was mandatorily redeemed or was optionally redeemed and refinanced at a lower cost.

In August 1998, the Company announced a dividend restructuring plan that reduced the Company's annual common stock dividend from $1.24 per share to $0.48 per share, a 61% reduction, which was effective with the payment of the common stock dividend paid on December 15, 1998. At the same time, an exchange offer was made whereby shareholders were provided the opportunity to exchange their shares of common stock for depositary shares, also known as RECONS (Return-Enhanced Convertible Securities). Each RECONS represented a one-tenth ownership interest in one share of mandatorily convertible Series L Preferred Stock. Each RECONS paid an annual dividend of $1.24 for a period of about three years and after three years would automatically convert back to common stock, unless the Company exercised its option to convert the Series L Preferred Stock prior to the end of the three-year period. Shareholders who chose not to participate in the exchange offer retained their ownership in Avista Corp. common stock. The annual savings resulting from the dividend restructuring were approximately $30 million for the periods that the preferred stock was outstanding, increasing to about $42 million annually after the conversion of the preferred shares back to common stock. The savings assisted in funding a portion of the Company's capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. See Note 15 of Notes to Financial Statements for additional information about the convertible preferred stock.

On February 16, 2000, the Company exercised its option to convert all the remaining outstanding shares of Series L Preferred Stock back into common stock. The RECONS were also converted into common stock on the same conversion date, and each of the RECONS was converted into the following: 0.7205 shares of common stock, representing the optional conversion price; plus 0.0361 shares of common stock, representing the optional conversion premium; plus the right to receive $0.21 in cash, representing an amount equivalent to accumulated and unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

In May 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares will return to the status of authorized but unissued shares. As of December 31, 1999, the Company had repurchased approximately 4.8 million common shares and 322,500 shares of RECONS (which is equivalent to 32,250 shares of Convertible Preferred Stock, Series L). The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents.

In September 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were utilized to refund the $66.7 million of 7 1/8% First Mortgage Bonds due 2013 and the $17.0 million of 7 2/5% First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by

AVISTA CORPORATION
--------------------------------------------------------------------------------


an insurance policy issued by AMBAC Assurance Corporation and bear interest on a floating rate basis that is reset periodically. The initial interest rate until February 2000 was 3.6% and is currently 3.75%.

In August 1999, the Company completed the documentation to issue $400 million of MTNs, Series D. As of December 31, 1999, the Company had a total of $541.0 million of MTNs authorized to be issued.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

Capital expenditures are financed on an interim basis with notes payable. The Company has $260 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. As of December 31, 1999, $75.0 million was outstanding under the committed lines of credit and $33.5 million was outstanding under other short-term borrowing arrangements.

In October 1999, the Company implemented a $50.0 million commercial paper program. As of December 31, 1999, $10.0 million of commercial paper was outstanding.

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 13 of Notes to Financial Statements for additional information about leases.

The Company is restricted under various agreements as to the additional securities it can issue. As of December 31, 1999, under its Restated Articles of Incorporation, approximately $215.0 million of additional preferred stock could be issued at an assumed dividend rate of 6.95%.

During 1998, the Company entered into an agreement that increased the amount of customer accounts receivable the Company could sell from $40 million to $80 million to provide additional funds for capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. At December 31, 1999, $45.0 million in receivables had been sold pursuant to the agreement.


AVISTA UTILITIES OPERATIONS

In December 1998, Avista Utilities assigned and transferred certain rights under a long-term power sales contract to a funding trust. In return, Avista Utilities received approximately $143.4 million, representing the present value of the cash flows for the majority of the remaining payments due under the long-term sales contract, which were utilized to repay short-term bank borrowings and other debt.

During the 2000-2002 period, utility capital expenditures are expected to be $320 million, and $137 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, the Company estimates that internally generated funds will provide all of the funds needed for its capital expenditure program. External financing will be required to fund a portion of maturing long-term debt and preferred stock sinking fund requirements. Sources of funds would include, but are not necessarily limited to, cash flows from the reduction in the Company's common stock dividend, sales of certain assets, additional long-term debt, leasing or issuance of other equity securities. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

See Notes 3, 11, 12, 13, 14, 15, 16, 17 and 18 of Notes to Financial Statements for additional details related to financing activities.


ENERGY TRADING AND MARKETING OPERATIONS

During 1999, the Company invested $40.0 million in the common equity of Avista Capital. Avista Capital utilized the majority of the proceeds from this investment to fund Avista Energy's operations. Avista Capital's total investment in this line of business totaled $86.0 million at December 31, 1999. Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit.

AVISTA CORPORATION
--------------------------------------------------------------------------------


Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, expiring May 31, 2000. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At December 31, 1999 and 1998, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $75.8 million and $20.2 million at December 31, 1999 and 1998, respectively.

Capital expenditures for the Energy Trading and Marketing companies were $9.3 million for the 1997-1999 period. The 2000-2002 capital expenditures are expected to be $293.9 million, and $0.3 million in debt maturities will also occur. The large capital requirement projections are primarily for the development and/or ownership of generation assets. The companies expect to seek outside funding through partnerships or other arrangements to support these capital requirements.

At December 31, 1999, the Energy Trading and Marketing companies had $37.2 million in cash and cash equivalents and $1.5 million in long-term debt outstanding.


INFORMATION AND TECHNOLOGY OPERATIONS

Capital expenditures for the Information and Technology companies were $21.7 million for the 1997-1999 period. The 2000-2002 capital expenditures are expected to be $74.9 million. These companies expect to seek outside funding through partnerships or other arrangements to support these capital requirements.

At December 31, 1999, the Information and Technology companies had $5.3 million in cash and marketable securities with $3.5 million in long-term debt outstanding.

In early 1999, Avista Labs announced the receipt of a $2 million technology development award from the Department of Commerce's National Institute of Standards and Technology Advanced Technology Program. The Company will contribute another $1.22 million over a two-year period. Avista Labs is working on technology that will increase the energy density of its fuel cell design and develop multiple fuel processing approaches using propane, methane and methanol as base fuels to integrate into its fuel cell subsystem.


PENTZER AND OTHER OPERATIONS

Capital expenditures for these companies were $24.4 million for the 1997-1999 period. During this period, $46.7 million of debt was repaid and capital expenditures were partially financed by the $55.8 million in proceeds from new long-term debt. The 2000-2002 capital expenditures are expected to be $1.9 million, and $5.9 million in debt maturities will also occur. During the next three years, internally generated cash and other debt obligations are expected to provide the majority of the funds for these capital expenditure requirements. The decrease in these projected capital expenditures is primarily related to the change in Pentzer's focus beginning in 2000.

The operations have $27.5 million in short-term borrowing arrangements ($2.5 million outstanding as of December 31, 1999) to fund corporate requirements on an interim basis. At December 31, 1999, these companies had $8.7 million in cash and marketable securities with $4.9 million in long-term debt outstanding.

AVISTA CORPORATION
--------------------------------------------------------------------------------


TOTAL COMPANY CASH REQUIREMENTS
     (Millions of Dollars)

                                                         Actual                      Projected
                                                ------------------------      ------------------------
                                                1997      1998      1999      2000      2001      2002
                                                ----      ----      ----      ----      ----      ----
Avista Utilities operations:
   Capital expenditures(1)                      $ 87      $ 92      $ 86      $116      $103      $101
   Debt and preferred stock maturities(2)       121        24       214        45        40        52
                                                ----      ----      ----      ----      ----      ----
      Total Avista Utilities                     208       116       300       161       143       153
                                                ----      ----      ----      ----      ----      ----
Avista Capital operations:
   Capital expenditures(3)                        12        14        29        71       165       135
   Investments                                    59        53        51        --        41        33
   Debt maturities                                12        18         3         4         1         1
                                                ----      ----      ----      ----      ----      ----
      Total Avista Capital                        83        85        83        75       207       169
                                                ----      ----      ----      ----      ----      ----
Total Company                                   $291      $201      $383      $236      $350      $322
                                                ====      ====      ====      ====      ====      ====

(1)  Capital expenditures exclude AFUDC and AFUCE.

(2)  Excludes notes payable (due within one year).

(3) Represents Avista Capital's portion of projected joint projects. Some projected capital expenditures may depend on the availability of additional funding from other outside sources.

The Company's total common equity decreased $94.5 million to $393.5 million at the end of 1999. The decrease was primarily due to the common stock repurchase program and payment of dividends in excess of net income. The Company's consolidated capital structure at December 31, 1999, was 47% debt, 27% preferred securities (including the Preferred Trust Securities) and 26% common equity as compared to 45% debt, 25% preferred securities (including the Preferred Trust Securities) and 30% common equity at year-end 1998. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at December 31, 1999, would have been 47% debt, 10% preferred securities (including the Preferred Trust Securities) and 43% common equity as compared to 45% debt, 9% preferred securities (including the Preferred Trust Securities) and 46% common equity at year-end 1998.

ADDITIONAL FINANCIAL DATA

At December 31, 1999, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $718.2 million. Of such amount, $236.0 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $351.2 million represents secured indebtedness of the Company. The balance of $131.0 million includes short-term notes to be refinanced as well as indebtedness of the subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.


FUTURE OUTLOOK

Business Strategy

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of energy, and information and technology services.

The Company seeks to maintain a strong, low-cost utility business as well as to focus on growing Avista Advantage, Avista Labs and Avista Communications. The Company intends to continue investing in the development of these growth subsidiaries while continuing to search for opportunities to grow its utility business and increase its asset and customer base. Key strengths of the Company include its position as a leading e-commerce portal for energy/facility management and patented web-based programming, a developer of innovative fuel cell technology, and a regional provider of telecommunications and fiber optics services, as well as being one of the lowest cost producers of power in the nation.

Locally. Part of the Company's strategy for 1999 was to expand the utility service territory through acquisitions, but the lack of economically feasible acquisition opportunities and the uncertainty of favorable state commission approvals led to a change in strategies. The Company decided to concentrate on other growth avenues, such as the

AVISTA CORPORATION
--------------------------------------------------------------------------------


information and technology businesses, to generate shareholder value. However, the Company will selectively add to its already strong foundation of state-regulated utility assets, solidifying its position as a leading supplier of low-cost electric and natural gas energy services, if the right opportunities arise. The Company will also continue to grow its rate base through customer growth and capital expenditures.

Regionally. The Company plans to concentrate on growing its telecommunications and fiber optic business as part of its overall strategic focus on generating shareholder value. In addition, the Company plans to add to its regulated and non-regulated energy-related assets on a regional basis as the industry consolidates to further optimize its assets and create greater economies of scale. The growth is expected to be driven by the Company's significant base of knowledge and experience in the operation of physical systems - for both electric energy and natural gas - in the region, as well as its relationship-focused approach to the customer.

Nationally. The Company will seek to expand its customer base through the growth of Avista Advantage, with its Internet-based specialty billing and information services, and Avista Labs, with its innovative fuel cell technologies, as part of its overall strategic focus on generating shareholder value.

The Company's growth strategy exposes it to risks, including risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures, and increasing competition. In addition, the energy trading and marketing business exposes the Company to the financial and credit risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its further development as a diversified energy, information and technology company.

In 1999, the Company conducted the majority of its non-energy business through Pentzer, its wholly owned subsidiary. Pentzer's business strategy was to acquire controlling interests in a broad range of middle market companies, facilitate improved productivity and growth, and ultimately sell such companies to the public or a strategic buyer. Beginning in 2000, Pentzer's business strategy is to invest in companies that are positioned to be leaders in emerging technology and information businesses that are linked to the energy business. The investments will be directly in businesses that meet these criteria, and indirectly, through the strategic investment in certain venture capital firms that invest in similar business segments and where Pentzer has the opportunity to directly invest in specific portfolio companies. Pentzer's goal is to produce strategic growth opportunities and financial returns for the Company's shareholders that, over the long-term, should be higher than that of the utility operations.

General Competition and Business Risk

Avista Utilities continues to compete for new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Challenges facing the retail electric business include evolving technologies that provide alternate energy supplies, the cost of the energy supplied, the potential for retail wheeling, self-generation and fuel switching by commercial and industrial customers and increasingly stringent environmental laws. When electric utility companies are required to provide retail wheeling service, Avista Utilities believes it will be in a position to benefit since it is committed to remaining one of the country's lowest-cost providers of electric energy. Consequently, Avista Utilities believes it faces minimal risk for stranded generation, transmission or distribution assets due to its low cost structure. Avista Utilities' need for new future electric resources to serve retail loads is expected to remain very minimal.

Natural gas remains competitively priced compared to other alternative fuel sources for residential, commercial and industrial customers and is projected to remain so into the future due to abundant supplies and competition. Challenges facing Avista Utilities' retail natural gas business include the potential for customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of special contracts. Avista Utilities has long-term transportation contracts with seven of its largest industrial customers, which reduces the risks of these customers by-passing the system in the foreseeable future.

Avista Utilities and Avista Energy continue to compete in the electric wholesale market with other utilities, federal marketing agencies and power marketers. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and surplus capacity in the western United States. Competition related to the sale of capacity and energy is influenced by many factors, including the availability of capacity in the western U.S., the availability and prices of natural gas and oil, spot energy prices and transmission access. Business challenges affecting the Avista Utilities and Energy Trading and Marketing lines of business include competition from low-cost generation being developed by independent power producers,

AVISTA CORPORATION
--------------------------------------------------------------------------------


declining margins due to a greater reliance on short-term sales, evolving technologies that provide alternate energy supplies and deregulation of electric and natural gas markets.

The Company's energy-related businesses are exposed to risks, including risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes electric, natural gas and related commodity derivatives, and has established risk management oversight for these risks for each area of the Company's energy-related business. The Company has implemented procedures to manage such risk and has established a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

The Avista Capital subsidiaries are also subject to competition and business risks, among other risks, as they evolve more fully, particularly the Information and Technology companies. Competition from other companies in these emerging industries may mean challenges for a company to be the first to market a new product or service to gain the advantage in market share. In order to grow these new businesses as planned, one significant challenge will be the availability of funding and resources to meet the capital needs. Other challenges will be rapidly advancing technologies, possibly making some of the current technology quickly obsolete, and requiring continual research and development for product advancement. In order for some of these subsidiaries to succeed, they will need to reduce costs of these emerging technologies to make them affordable to future customers.

Energy Trading Business

The participants in the wholesale energy market are public utility companies and, increasingly, power and natural gas marketers which may or may not be affiliated with public utility companies or other entities. The participants in this market trade not only electricity and natural gas as commodities but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and are not subject to net capital or other requirements of any regulatory agency.

Avista Utilities and Avista Energy are subject to the various risks inherent in commodity trading including, particularly, market risk and credit risk.

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply (in the case of electricity, adequacy of generating reserve margins, as well as scheduled and unscheduled outages of generating facilities or disruptions to transmission facilities) and demand (caused by extreme variations in the weather and other factors). Market risk includes the risk of fluctuation in the market price of associated derivative commodity instruments. All market risk is influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity.

Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk (and concentrations thereof) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, no such default has had a material adverse effect on Avista Utilities or Avista Energy.

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $230.1 million at December 31, 1999.


Risk Management

The risk management process established by the Company is designed to measure both quantitative and qualitative risk in the business. Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks inherent in their businesses and have established a comprehensive Risk Management Committee, separate from the units that create the risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures on a regular basis. Nonetheless, adverse changes in interest rates, commodity prices and foreign currency exchange rates may result in losses in earnings, cash flow and/or fair values.

The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not indicators of expected future losses, but only indicators of reasonably possible losses.

Interest Rate Risk The Company is subject to the risk of fluctuating interest rates in the normal course of business. The fair value of the Company's cash and short-term investment portfolio and the fair value of notes payable at December 31, 1999 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical change in interest rates, is immaterial.

The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. A portion of the Company's capitalization consists of floating rate Pollution Control Bonds, of which the interest rate resets periodically, and Company-Obligated Mandatorily Redeemable Preferred Trust Securities, of which the interest portion of the $50 million Series B resets on a quarterly basis, both reflecting current market conditions. As of December 31, 1999, a hypothetical 15% change in interest rates would result in an immaterial change in the Company's cash flows related to the increased interest expense associated with these floating rate securities.

Commodity Price Risk Avista Utilities and Avista Energy are exposed to market fluctuations in the price and transportation costs of electric and natural gas commodities and, therefore, utilize derivative commodity instruments to hedge the impact of these fluctuations on their energy-related assets, liabilities, and other contractual arrangements. In addition, Avista Energy trades these instruments to take advantage of market opportunities. At times this may create a net open position in its portfolio that could result in material losses if prices do not move in the manner or direction anticipated. The Company and Avista Energy's risk management program and policies are designed to manage the risks associated with market fluctuations in the price of electricity and natural gas commodities (see Note 4 of Notes to Financial Statements for additional information).

Avista Energy measures the risk in its derivative commodity portfolio on a daily basis utilizing a Value-at-Risk (VAR) model and monitors its risk in comparison to established thresholds. VAR measures the worst expected loss

AVISTA CORPORATION
--------------------------------------------------------------------------------


over a given time interval under normal market conditions at a given confidence level. Avista Utilities and Avista Energy also use other measures to monitor the risk in their derivative commodity portfolios on a monthly, quarterly and annual basis.

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

At December 31, 1999, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $1.1 million, as measured by VAR, related to its commodity trading and marketing business, compared to $3.3 million at December 31, 1998. The average daily VAR for 1999 was $3.7 million, compared to $3.0 million in 1998. After Avista Energy's restructuring is complete, the average daily VAR is expected to be less than $1.0 million. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material at December 31, 1999.

In addition to commodity price risk, Avista Utilities' commodity positions are also subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality specifications and forced outages at generating plants.

Foreign Currency Risk The Company has investments in several Canadian companies through Avista Energy Canada, Ltd. and its acquisition of Coast Pacific Management, Inc. (see Note 23 for additional information about this acquisition). The Company's exposure to foreign currency risk and other foreign operations risk was immaterial to the Company's consolidated results of operations and financial position in 1999 and is not expected to change materially in the near future.

Economic and Load Growth

Avista Utilities expects economic growth to continue in its eastern Washington and northern Idaho service area. Avista Utilities, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and attract new businesses to the Inland Northwest. Although agriculture, mining and lumber were the primary industries for many years, today health care, education, electronic and other manufacturing, tourism and the service sectors are becoming increasingly important industries that operate in Avista Utilities' service area. Avista Utilities also anticipates moderate economic growth to continue in its Oregon service area.

Avista Utilities anticipates residential and commercial electric load growth to average approximately 2.8% annually for the next five years primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady on a weather-adjusted basis. A Public Utility Regulatory Policies Act of 1978 (PURPA) contract with Avista Utilities' largest customer expires in 2002. The customer is expected to self-generate at that time, which will reduce the load to this customer by the amount Avista Utilities has been purchasing and then reselling to them. Although it will have no material impact on loads, it will reduce Avista Utilities' costs since the PURPA contract is at above-market prices.

Avista Utilities anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.4% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.6% growth annually during that same period. The anticipated natural gas load growth is primarily due to expected conversions from electric space and water heating to natural gas, and increases in both population and the number of businesses in its service territory.

The forward-looking projections set forth above regarding retail sales growth are based, in part, upon purchased baseline economic forecasts and publicly available population and demographic studies. The expectations regarding retail sales growth are also based upon various assumptions including, without limitation, assumptions relating to

AVISTA CORPORATION
--------------------------------------------------------------------------------


weather and economic and competitive conditions, internal analysis of company-specific data, such as energy consumption patterns and internal business plans, and an assumption that Avista Utilities will incur no material loss of retail customers due to self-generation or retail wheeling. Changes in the underlying assumptions can cause actual experience to vary significantly from forward-looking projections.

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout have been listed as threatened or endangered under the Federal Endangered Species Act (ESA). Thus far, measures which have been adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of the Company's hydroelectric dams. The Company does, however, purchase power from four projects on the Columbia River that are being directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on the Company at this time. It is currently not possible to accurately predict the likely economic costs to the Company resulting from all future actions.

The Company received a new FERC operating license for the Cabinet Gorge and Noxon Rapids hydroelectric projects on February 23, 2000. The restoration of native salmonid fish, in particular bull trout, is a principal focus for the Company with the new license. Bull trout are native to this area and a "threatened" listing for bull trout occurred in 1998 under the ESA. The Company, as directed by the Clark Fork Projects' Settlement Agreement, is working closely with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana to institute coordinated recovery measures on the lower Clark Fork River. The new FERC license establishes a plan for bull trout restoration, including annual budget estimates.

The Company continues to study the issue of high dissolved gas levels downstream of Cabinet Gorge during spill periods, as agreed to in the Settlement Agreement for relicensing of Cabinet Gorge. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Settlement Agreement, the Company will develop an abatement and/or mitigation strategy by 2002.

See Note 22 of Notes to Financial Statements for additional information.

Year 2000

Since 1997 the Company worked on a comprehensive program to address areas of risk associated with the Year 2000. The Year 2000 project was organized around project activity teams that were formed to identify, test and fix systems and programs that might be affected by the rollover into the Year 2000. The Company experienced no Year 2000-related disruptions in its systems used to deliver electricity and natural gas commodities and services to customers, or in any of its other desktop or business systems. Through December 31, 1999, the Company spent $6.0 million in incremental costs for its Year 2000 project, which were funded through operating cashflows.

AVISTA CORPORATION
--------------------------------------------------------------------------------



OTHER

On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho (Tribe) owns the bed and banks of the Coeur d' Alene Lake and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of the Coeur d' Alene Lake. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, which has been appealed by the State of Idaho to the Ninth Circuit, the Company is continuing to evaluate the impact of this decision on storage rights on the reservoir and operation of the Company's hydroelectric facilities on the Spokane River, downstream of the Coeur d' Alene Lake, which is the reservoir for these plants.

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


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and are all statements which are other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Avista Utilities' Operations -

In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for Avista Utilities' operations to differ materially from those discussed in forward-looking statements include prevailing legislative developments, governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, weather conditions, wholesale and retail competition (including but not limited to electric retail wheeling and transmission cost), availability of economic supplies of natural gas, present or prospective natural gas distribution or transmission competition (including but not limited to prices of alternative fuels and system deliverability costs), recovery of purchased power and purchased gas costs, present or prospective generation, operations and construction of plant facilities, and acquisition and disposal of assets or facilities.

Energy Trading and Marketing Operations -

In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Energy Trading and Marketing operations to differ materially from those discussed in forward-looking statements include further industry restructuring evolving from federal and/or state legislation, regulatory actions by state utility commissions, demand for and availability of energy throughout the country, wholesale competition, availability of economic supplies of natural gas, margins on purchased power, changes in market factors, the formation of additional alliances or entities, the availability of economically feasible generating projects and the availability of funding for new generating assets.

Information, Technology, Pentzer and Others' Operations -

Certain additional important factors which could cause actual results or outcomes for the remaining subsidiaries' operations to differ materially from those discussed in forward-looking statements include competition from other companies and other technologies, obsolescence of technologies, the ability or inability to reduce costs of the technologies down to economic levels, the ability to obtain new customers and retain old ones, reliability of customer orders, business acquisitions, disposal of assets, the availability of funding from other sources, research and development findings and the availability of economic expansion or development opportunities.

Factors Common to All Operations -

The business and profitability of the Company are also influenced by, among other things, economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiation or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results and Operations: Future
Outlook: General Competition and Business Risk, Energy Trading Business, and Risk Management."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditor's Report and Financial Statements begin on the next page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

INDEPENDENT AUDITORS' REPORT


Avista Corporation
Spokane, Washington


We have audited the accompanying consolidated balance sheets and statements of capitalization of Avista Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and retained earnings, and cash flows, which include the schedule of information by business segments for each of the three years in the period ended December 31, 1999. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles


/s/  Deloitte & Touche LLP


Deloitte & Touche LLP

Seattle, Washington
February 4, 2000  (February 16, 2000 as to Note 15)

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS Avista Corporation
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                                                 1999              1998             1997
                                                                             -----------       -----------       -----------
OPERATING REVENUES ....................................................      $ 7,904,984       $ 3,683,984       $ 1,302,172
                                                                             -----------       -----------       -----------

OPERATING EXPENSES:
     Resource costs ...................................................        7,417,940         3,021,046           717,732
     Operations and maintenance .......................................          155,176           229,620           178,526
     Administrative and general .......................................          127,958           129,771            96,611
     Depreciation and amortization ....................................           76,474            70,547            69,893
     Taxes other than income taxes ....................................           53,157            60,180            49,946
     Asset impairment and restructuring charges .......................           42,922                --                --
                                                                             -----------       -----------       -----------
        Total operating expenses ......................................        7,873,627         3,511,164         1,112,708
                                                                             -----------       -----------       -----------
INCOME FROM OPERATIONS ................................................           31,357           172,820           189,464
                                                                             -----------       -----------       -----------
OTHER INCOME (EXPENSE):
     Interest expense .................................................          (65,076)          (69,077)          (66,275)
     Interest on income tax recovery ..................................               --                --            47,338
     Net gain on subsidiary transactions ..............................           57,531             7,937            11,218
     Other income (deductions)-net ....................................           18,959             9,794            (5,873)
                                                                             -----------       -----------       -----------
        Total other income (expense)-net ..............................           11,414           (51,346)          (13,592)
                                                                             -----------       -----------       -----------
INCOME BEFORE INCOME TAXES ............................................           42,771           121,474           175,872
INCOME TAXES ..........................................................           16,740            43,335            61,075
                                                                             -----------       -----------       -----------
NET INCOME ............................................................           26,031            78,139           114,797
DEDUCT-Preferred stock dividend requirements ..........................           21,392             8,399             5,392
                                                                             -----------       -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK .....................................      $     4,639       $    69,740       $   109,405
                                                                             ===========       ===========       ===========
Average common shares outstanding, basic  (thousands) .................           38,213            54,604            55,960
EARNINGS PER SHARE OF COMMON STOCK, BASIC AND DILUTED(Note 19) ........      $      0.12       $      1.28       $      1.96
Dividends paid per common share .......................................      $      0.48       $      1.05       $      1.24
NET INCOME ............................................................      $    26,031       $    78,139       $   114,797
                                                                             -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment ..........................              376              (366)               --
     Unrealized investment losses-net of reclassification adjustment ..             (201)           (2,052)           (3,627)
                                                                             -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS) .....................................              175            (2,418)           (3,627)
                                                                             -----------       -----------       -----------
COMPREHENSIVE INCOME ..................................................      $    26,206       $    75,721       $   111,170
                                                                             ===========       ===========       ===========
RETAINED EARNINGS, JANUARY 1 ..........................................      $   120,445       $   171,776       $   131,301
NET INCOME ............................................................           26,031            78,139           114,797
DIVIDENDS DECLARED:
     Preferred stock ..................................................          (21,402)           (7,639)           (5,339)
     Common stock .....................................................          (18,301)          (56,898)          (69,390)
Transfer to Preferred Stock, Series L .................................               --           (64,844)               --
Stock repurchase ......................................................          (19,315)               --                --
Restricted stock ......................................................              (84)             (419)               --
ESOP dividend tax savings .............................................              147               330               407
                                                                             -----------       -----------       -----------
RETAINED EARNINGS, DECEMBER 31 ........................................      $    87,521       $   120,445       $   171,776
                                                                             ===========       ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                       1999            1998
                                                                    ----------      ----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents ..................................   $   40,041      $   72,836
     Temporary cash investments .................................        7,490           5,786
     Accounts and notes receivable-net ..........................      530,774         456,857
     Energy commodity assets ....................................      585,913         335,224
     Materials and supplies, fuel stock and natural gas stored ..       28,352          42,140
     Prepayments and other ......................................       21,499          55,753
                                                                    ----------      ----------
        Total current assets ....................................    1,214,069         968,596
                                                                    ----------      ----------

UTILITY PROPERTY:
     Utility plant in service-net ...............................    2,184,698       2,095,301
     Construction work in progress ..............................       30,912          45,391
                                                                    ----------      ----------
        Total ...................................................    2,215,610       2,140,692
     Less:  Accumulated depreciation and amortization ...........      714,773         669,750
                                                                    ----------      ----------
        Net utility plant .......................................    1,500,837       1,470,942
                                                                    ----------      ----------

OTHER PROPERTY AND INVESTMENTS:
     Investment in exchange power-net ...........................       54,123          62,577
     Non-utility properties and investments-net .................      137,213         206,773
     Energy commodity assets ....................................      491,799         236,644
     Other-net ..................................................       31,051          26,016
                                                                    ----------      ----------
        Total other property and investments ....................      714,186         532,010
                                                                    ----------      ----------

DEFERRED CHARGES:
     Regulatory assets for deferred income tax ..................      166,456         171,037
     Conservation programs ......................................       44,444          49,114
     Unamortized debt expense ...................................       31,122          28,414
     Other-net ..................................................       42,380          33,523
                                                                    ----------      ----------
        Total deferred charges ..................................      284,402         282,088
                                                                    ----------      ----------

           TOTAL ................................................   $3,713,494      $3,253,636
                                                                    ==========      ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
     Accounts payable ...........................................   $  522,478      $  406,457
     Energy commodity liabilities ...............................      594,065         330,957
     Taxes and interest accrued .................................       35,123          38,628
     Other ......................................................       35,313          88,151
                                                                    ----------      ----------
        Total current liabilities ...............................    1,186,979         864,193
                                                                    ----------      ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
     Non-current liabilities ....................................       44,067          34,815
     Deferred revenue (Note 1) ..................................      132,975         145,124
     Energy commodity liabilities ...............................      441,372         207,948
     Deferred income taxes ......................................      377,049         357,702
     Other deferred credits .....................................       11,041          11,571
                                                                    ----------      ----------
        Total non-current liabilities and deferred credits ......    1,006,504         757,160
                                                                    ----------      ----------

CAPITALIZATION (See Consolidated Statements of Capitalization) ..    1,520,011       1,632,283
                                                                    ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes 10, 13 and 22)

           TOTAL ................................................   $3,713,494      $3,253,636
                                                                    ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                                                 1999              1998
                                                                                              -----------       -----------
LONG-TERM DEBT:
     First Mortgage Bonds:
        Secured Medium-Term Notes:
           Series A - 6.13% to 7.90% due 2000 through 2023 ................................   $   139,400       $   211,500
           Series B - 6.20% to 8.20% due 2000 through 2010 ................................       124,000           150,000
        7 1/8% due December 1, 2013 .......................................................            --            66,700
        7 2/5% due December 1, 2016 .......................................................            --            17,000
                                                                                              -----------       -----------
           Total first mortgage bonds .....................................................       263,400           445,200
                                                                                              -----------       -----------

     Pollution Control Bonds:
        Floating Rate, Colstrip 1999A, due 2032 ...........................................        66,700                --
        Floating Rate, Colstrip 1999B, due 2034 ...........................................        17,000                --
        6% Series due 2023 ................................................................         4,100             4,100
                                                                                              -----------       -----------
           Total pollution control bonds ..................................................        87,800             4,100
                                                                                              -----------       -----------

     Unsecured Medium-Term Notes:
        Series A - 7.94% to 9.57% due 2001 through 2007 ...................................        31,000            38,500
        Series B - 6.75% to 8.23% due 2001 through 2023 ...................................        96,000           115,000
        Series C - 5.99% to 8.02% due 2007 through 2028 ...................................       109,000            84,000
                                                                                              -----------       -----------
           Total unsecured medium-term notes ..............................................       236,000           237,500
                                                                                              -----------       -----------

     Notes payable (due within one year) to be refinanced .................................       118,500                --
     Other ................................................................................        12,503            43,222
                                                                                              -----------       -----------
        Total long-term debt ..............................................................       718,203           730,022
                                                                                              -----------       -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED TRUST SECURITIES:
        7 7/8%, Series A, due 2037 ........................................................        60,000            60,000
        Floating Rate, Series B, due 2037 .................................................        50,000            50,000
                                                                                              -----------       -----------
           Total company-obligated mandatorily redeemable preferred trust securities ......       110,000           110,000
                                                                                              -----------       -----------

PREFERRED STOCK-CUMULATIVE:
     10,000,000 shares authorized:
     Subject to mandatory redemption:
        $6.95 Series K; 350,000 shares outstanding ($100 stated value) ....................        35,000            35,000
                                                                                              -----------       -----------
           Total subject to mandatory redemption ..........................................        35,000            35,000
                                                                                              -----------       -----------

CONVERTIBLE PREFERRED STOCK:
     Not subject to mandatory redemption:
        $12.40 Convertible Series L; 1,508,210 and 1,540,460 shares outstanding ($182.80
           stated value) ..................................................................       263,309           269,227
                                                                                              -----------       -----------
           Total convertible preferred stock ..............................................       263,309           269,227
                                                                                              -----------       -----------

COMMON EQUITY:
     Common stock, no par value; 200,000,000 shares authorized;
        35,648,239 and 40,453,729 shares outstanding ......................................       318,731           381,401
     Note receivable from employee stock ownership plan ...................................        (8,240)           (9,295)
     Capital stock expense and other paid in capital ......................................        (4,347)           (4,176)
     Other comprehensive income ...........................................................          (166)             (341)
     Retained earnings ....................................................................        87,521           120,445
                                                                                              -----------       -----------
        Total common equity ...............................................................       393,499           488,034
                                                                                              -----------       -----------

TOTAL CAPITALIZATION ......................................................................   $ 1,520,011       $ 1,632,283
                                                                                              ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                                               1999            1998           1997
                                                                            ---------       ---------       ---------
OPERATING  ACTIVITIES:
     Net income .........................................................   $  26,031       $  78,139       $ 114,797
NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ......................................      76,474          70,547          69,893
     Provision for deferred income taxes ................................      (1,085)         10,402          37,122
     Allowance for equity funds used during construction ................      (1,040)         (1,283)         (1,323)
     Power and natural gas cost deferrals and amortizations .............     (14,906)         (3,512)        (16,470)
     Gain on sale of subsidiary investments and other-net ...............     (32,278)         (6,313)           (389)
     Impairment of assets ...............................................     (33,622)             --              --
     (Increase) decrease in working capital components:
        Sale of customer accounts receivable-net ........................      20,000         (15,000)             --
        Receivables and prepaid expense .................................    (140,348)       (246,873)        (39,733)
        Materials & supplies, fuel stock and natural gas stored .........         497           9,524          (8,050)
        Payables and other accrued liabilities ..........................     164,908         246,208          55,163
        Other ...........................................................      46,545         (17,336)         13,774
     Monetization of contract ...........................................          --         143,400              --
                                                                            ---------       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     111,176         267,903         224,784
                                                                            ---------       ---------       ---------

INVESTING ACTIVITIES:
     Construction expenditures (excluding AFUDC-equity funds) ...........     (87,160)        (92,942)        (89,016)
     Other capital requirements .........................................     (29,451)        (14,920)        (11,696)
     (Increase) decrease in other noncurrent balance sheet items-net ....      (7,712)         27,266          (3,765)
     Proceeds from sale of subsidiary investments .......................     148,851          16,385          11,606
     Assets acquired and investments in subsidiaries ....................     (51,729)        (52,780)        (43,308)
                                                                            ---------       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ...................................     (27,201)       (116,991)       (136,179)
                                                                            ---------       ---------       ---------

FINANCING ACTIVITIES:
     Increase (decrease) in short-term borrowings .......................     110,522        (108,500)         23,500
     Proceeds from issuance of preferred trust securities ...............          --              --         110,000
     Proceeds from issuance of long-term debt ...........................     116,516          84,000          20,000
     Redemption and maturity of long-term debt ..........................    (211,514)        (14,000)        (51,500)
     Redemption of preferred stock ......................................      (5,918)        (10,000)        (70,000)
     Repurchase of common stock .........................................     (81,985)         (1,475)             --
     Cash dividends paid ................................................     (39,757)        (64,548)        (75,329)
     Other-net ..........................................................      (4,634)          5,854         (22,894)
                                                                            ---------       ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES ...................................    (116,770)       (108,669)        (66,223)
                                                                            ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ......................     (32,795)         42,243          22,382
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................      72,836          30,593           8,211
                                                                            ---------       ---------       ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD ................................   $  40,041       $  72,836       $  30,593
                                                                            =========       =========       =========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period:
        Interest ........................................................   $  63,207       $  64,402       $  63,608
        Income taxes ....................................................      42,891          40,716          29,132
     Noncash financing and investing activities:
        Property purchased under capitalized leases .....................       2,557           1,209           4,521
        Net unrealized holding gains (losses) ...........................          --              --          (5,050)
        Notes receivable for sale of investment .........................          --          25,000              --
        Common stock and retained earnings transfer to preferred stock ..          --         276,821              --


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars

                                                                        1999             1998              1997
                                                                    -----------       -----------       -----------
OPERATING REVENUES:
     Avista Utilities ...........................................   $ 1,115,647       $ 1,049,212       $   891,665
     Energy Trading and Marketing ...............................     6,695,671         2,408,734           247,028
     Information and Technology .................................         4,851             1,995             1,030
     Pentzer and Other ..........................................       122,303           231,483           163,598
     Intersegment eliminations ..................................       (33,488)           (7,440)           (1,149)
                                                                    -----------       -----------       -----------
        Total operating revenues ................................   $ 7,904,984       $ 3,683,984       $ 1,302,172
                                                                    -----------       -----------       -----------
RESOURCE COSTS:
     Avista Utilities:
        Power purchased .........................................   $   543,477       $   470,604       $   309,439
        Natural gas purchased for resale ........................       101,958           109,182            93,880
        Fuel for generation .....................................        46,368            44,281            34,461
        Other ...................................................        46,012            44,309            48,644
     Energy Trading and Marketing:
        Cost of sales ...........................................     6,713,613         2,360,110           232,389
     Intersegment eliminations ..................................       (33,488)           (7,440)           (1,081)
                                                                    -----------       -----------       -----------
        Total resource costs (excluding non-energy businesses) ..   $ 7,417,940       $ 3,021,046       $   717,732
                                                                    -----------       -----------       -----------
GROSS MARGINS:
     Avista Utilities ...........................................   $   377,832       $   380,836       $   405,241
     Energy Trading and Marketing ...............................       (17,942)           48,624            14,639
                                                                    -----------       -----------       -----------
        Total gross margins (excluding non-energy businesses) ...   $   359,890       $   429,460       $   419,880
                                                                    -----------       -----------       -----------
OPERATIONS AND MAINTENANCE EXPENSES:
     Avista Utilities ...........................................   $    56,291       $    60,847       $    59,138
     Energy Trading and Marketing ...............................           370                --                --
     Information and Technology .................................         7,732             3,902             3,247
     Pentzer and Other ..........................................        90,783           164,871           116,141
                                                                    -----------       -----------       -----------
        Total operations and maintenance expenses ...............   $   155,176       $   229,620       $   178,526
                                                                    ===========       ===========       ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
     Avista Utilities ...........................................   $    66,362       $    69,693       $    63,000
     Energy Trading and Marketing ...............................        31,732            25,201             7,880
     Information and Technology .................................         7,351             2,607             2,816
     Pentzer and Other ..........................................        22,513            32,270            22,915
                                                                    -----------       -----------       -----------
        Total administrative and general expenses ...............   $   127,958       $   129,771       $    96,611
                                                                    ===========       ===========       ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
     Avista Utilities ...........................................   $    62,981       $    59,538       $    57,915
     Energy Trading and Marketing ...............................         3,692               596               136
     Information and Technology .................................         2,340               653               350
     Pentzer and Other ..........................................         7,461             9,760            11,492
                                                                    -----------       -----------       -----------
        Total depreciation and amortization expenses ............   $    76,474       $    70,547       $    69,893
                                                                    ===========       ===========       ===========
INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
     Avista Utilities ...........................................   $   142,567       $   143,153       $   178,358
     Energy Trading and Marketing ...............................       (97,785)           22,826             6,577
     Information and Technology .................................       (13,002)           (5,192)           (5,364)
     Pentzer and Other ..........................................          (423)           12,033             9,962
     Intersegment eliminations ..................................            --                --               (69)
                                                                    -----------       -----------       -----------
        Total income from operations ............................   $    31,357       $   172,820       $   189,464
                                                                    ===========       ===========       ===========

                                                                        1999             1998              1997
                                                                    -----------       -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK:
     Avista Utilities ...........................................   $    38,078       $    47,898       $    95,385
     Energy Trading and Marketing ...............................       (60,740)           14,116             5,346
     Information and Technology .................................       (10,156)           (3,398)           (3,425)
     Pentzer and Other ..........................................        37,457            11,124            12,099
                                                                    -----------       -----------       -----------
        Total income available for common stock .................   $     4,639       $    69,740       $   109,405
                                                                    ===========       ===========       ===========
ASSETS:
     Avista Utilities ...........................................   $ 1,976,716       $ 2,004,935       $ 1,926,739
     Energy Trading and Marketing ...............................     1,595,470           955,615           212,868
     Information and Technology .................................        26,379             7,461             3,475
     Pentzer and Other ..........................................       114,929           285,625           268,703       ...
                                                                    -----------       -----------       -----------
        Total assets ............................................   $ 3,713,494       $ 3,253,636       $ 2,411,785
                                                                    ===========       ===========       ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
     Avista Utilities ...........................................   $    86,256       $    92,295       $    87,175
     Energy Trading and Marketing ...............................         3,676             2,357             3,222
     Information and Technology .................................        15,506             4,120             2,047
     Pentzer and Other ..........................................        10,171             7,498             6,738
                                                                    -----------       -----------       -----------
        Total capital expenditures ..............................   $   115,609       $   106,270       $    99,182
                                                                    ===========       ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Avista Corporation (Avista Corp. or the Company) operates as an energy, information and technology company with a regional utility operation and subsidiary operations located throughout North America. The utility portion of the Company, doing business as Avista Utilities, is subject to state and federal price regulation. The national businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of energy, and information and technology services.

The Company's growth strategy exposes the Company to risks, including risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures and increasing competition. In addition, the energy trading and marketing business exposes the Company to the financial and credit risks associated with commodity trading activities. The Company believes that its extensive experience in the electric and natural gas business, coupled with its strong management team, will allow the Company to effectively manage its further development as a diversified energy, information and technology company.

BASIS OF REPORTING
The financial statements are presented on a consolidated basis and, as such, include the assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in the consolidation. The accompanying financial statements include the Company's proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (See Note 7). The financial activity of each of the Company's lines of business is reported in the "Schedule of Information by Business Segments." Such information is an integral part of these financial statements.

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

REGULATION
The Company is subject to state regulation in Washington, Idaho, Montana, Oregon and California. The Company is subject to regulation by the FERC with respect to its wholesale electric transmission rates and the natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project.

BUSINESS SEGMENTS
The Company changed the way it reports business segments in this Form 10-K from the 1998 Form 10-K and has restated prior periods to reflect this change. In the 1998 Form 10-K and the quarterly Form 10-Q reports for 1999, the Company reported Avista Utilities information by its two separate lines of business -
(1) Energy Delivery and (2) Generation and Resources. The National Energy Trading and Marketing line of business included results of Avista Energy, Avista Advantage and Avista Power. The Non-Energy line of business included Pentzer and all of the remaining subsidiaries' activities. The business segment presentation in this Form 10-K reflects the basis currently used by the Company's management to analyze performance and determine the allocation of resources. Avista Utilities' business is now managed based on the total regulated operations, not by individual segments. The Energy Trading and Marketing line of business changed its focus from a national emphasis to a regional effort, but its operations are non-regulated, as opposed to Avista Utilities' operations. The Information and Technology line of business reflects the current efforts of the Company to grow those businesses and focus on generating shareholder value. Pentzer and Other reports on the other non-utility operations of various subsidiaries.

AVISTA CORPORATION
--------------------------------------------------------------------------------


OPERATING REVENUES
The Company accrues estimated unbilled revenues for electric and natural gas sales and services provided through month-end. Avista Energy follows the mark-to-market method of accounting for energy contracts entered into for trading and price risk management purposes. Avista Energy recognizes revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to physical and financial contracts that have matured.

INTERSEGMENT ELIMINATIONS
Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services.

RESEARCH AND DEVELOPMENT EXPENSES
Company-sponsored research and development expenses related to present and future products are expensed as incurred. The majority of the Company's research and development expenses are related to subsidiary businesses. Research and development expenses totaled approximately $3.3 million, $1.0 million and $1.0 million in 1999, 1998 and 1997, respectively.

OTHER INCOME (DEDUCTIONS)--NET
Other income (deductions)-net is composed of the following items:

                                                        YEARS ENDED DECEMBER 31,
                                                -----------------------------------
                                                  1999         1998          1997
                                                -------      -------       --------
                                                     (Thousands of Dollars)
      Interest income .......................   $ 3,615      $ 9,560       $  6,392
      Capitalized interest (debt) ...........     1,001        1,592          1,549
      Gain (loss) on property dispositions ..     4,071           12         (1,222)
      Minority interest .....................     2,002          296           (574)
      Capitalized interest (equity) .........     1,040        1,283          1,323
      Other .................................     7,230       (2,949)       (13,341)
                                                -------      -------       --------
           Total ............................   $18,959      $ 9,794       $ (5,873)
                                                =======      =======       ========

EARNINGS PER SHARE
Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options and convertible stock, were exercised or converted into common stock that then shared in the earnings of the Company. See Note 19 for specific information about the Company's EPS calculations.

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

The effective AFUDC rate was 10.67% in 1999, 1998 and 1997. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

DEPRECIATION
For utility operations, depreciation provisions are estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for

AVISTA CORPORATION
--------------------------------------------------------------------------------


retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 6%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.69% in 1999, 2.60% in 1998 and 2.59% in 1997.

The average service lives and remaining average service lives, respectively, for the following broad categories of property are: electric thermal production - 35 and 17 years; hydroelectric production - 100 and 79 years; electric transmission
- 60 and 28 years; electric distribution - 40 and 31 years; and natural gas distribution property - 44 and 30 years.

CASH AND CASH EQUIVALENTS
For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

TEMPORARY INVESTMENTS
Investments in debt and marketable equity securities are classified as "available for sale" and are recorded at fair value. Investments totaling $1.8 million and $7.5 million are included on the Consolidated Balance Sheets at December 31, 1999 as other property and investments and current assets, respectively. Investments totaling $4.3 million and $5.8 million are included on the Consolidated Balance Sheets at December 31, 1998 as other property and investments and current assets, respectively. Unrealized investment gains, as of December 31, 1999 and 1998, of $(0.2) million and $0.02 million, respectively, net of taxes, are reflected as a component of other comprehensive income on the Consolidated Statements of Capitalization.

INVENTORY
Inventory consists primarily of materials and supplies, fuel stock and natural gas stored. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

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

DEFERRED REVENUES
In December 1998, the Company received cash proceeds of $143.4 million from the monetization of a contract in which the Company assigned and transferred certain rights under a long-term power sales contract to a funding trust. The proceeds were recorded as deferred revenue and are being amortized into revenues over the 16-year period of the long-term sales contract. The balance at December 31, 1999 was $133.0 million.

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS
The Company has a power cost adjustment mechanism (PCA) in Idaho which allows the Company to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA

AVISTA CORPORATION
--------------------------------------------------------------------------------


tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and Public Utility Regulatory Policies Act of 1978 (PURPA) contracts. Rate changes are triggered when the deferred balance reaches $2.2 million. The following surcharges and rebates were in effect during the past three years: a $2.8 million (2.5%) rebate effective August 1, 1999 scheduled to expire July 31, 2000; a $3.1 million (2.7%) rebate effective February 1, 1999, which expired January 31, 2000; a $2.7 million (2.4%) rebate effective June 1, 1998, which expired May 31, 1999; a $2.6 million (2.3%) rebate effective September 1, 1997, which expired August 31, 1998; a $2.6 million (2.4%) rebate effective June 1, 1997, which expired May 31, 1998; and a $2.5 million (2.3%) rebate effective September 1, 1996, which expired August 31, 1997. The rebate balances and the deferred balance are included in the Current Liabilities - Other and Non-Current Liabilities and Deferred Credits - Other Deferred Credits lines, respectively, on the Consolidated Balance Sheets.

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

INCOME TAXES
The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1996 return.

STOCK-BASED COMPENSATION
Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" rather than using the fair-value-based method of accounting for stock-based employee compensation plans as prescribed under FAS No. 123, "Accounting for Stock-Based Compensation." However, the Company has adopted the disclosure requirements of FAS No. 123. See Note 21 for more information about the Company's stock-based compensation plans.

AVISTA CORPORATION
--------------------------------------------------------------------------------


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

                                                                      Foreign
                                                       Unrealized     Currency
                                                       Investment    Translation  Comprehensive
                                                       Gain/(Loss)   Adjustment      Income
      ------------------------------------------------------------------------------------------
      Balance at January 1, 1997                         $ 5,704       $             $ 5,704
      Unrealized investment gain/(loss), net of tax
           of $810                                         1,504                       1,504
      Less: reclassification adjustment, net of
           tax of $2,762                                  (5,131)                     (5,131)
      ------------------------------------------------------------------------------------------
      Balance at December 31, 1997                         2,077                       2,077
      Unrealized investment gain/(loss), net of tax
           of $1,105                                      (2,052)                     (2,052)
      Foreign currency translation adjustment                             (366)         (366)
      ------------------------------------------------------------------------------------------
      Balance at December 31, 1998                            25          (366)         (341)
      Unrealized investment gain/(loss), net of tax
           of $108                                          (201)                       (201)
      Foreign currency translation adjustment                              376           376
      ------------------------------------------------------------------------------------------
      Balance at December 31, 1999                       $  (176)      $    10       $  (166)
      ------------------------------------------------------------------------------------------

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Assets and liabilities of Avista Energy Canada, Ltd. are denominated in Canadian dollars and translated to U. S. dollars at exchange rates in effect on the balance sheet date. Revenues, costs and expenses for the company are translated using an average rate. Cumulative translation adjustments resulting from this process are reflected as a component of other comprehensive income in the shareholders' equity section in the Consolidated Statements of Capitalization.

NEW ACCOUNTING STANDARDS
The FASB issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The statement requires that all derivative financial instruments be recognized as either assets or liabilities on a company's balance sheets at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. Avista Energy currently accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." The Company is in the process of determining the impact of the statement on the Company's financial position and results of operations, and developing systems for ongoing monitoring and measurement.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.


NOTE 2.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In November 1999, Avista Corp.'s Board of Directors authorized the reduction of Avista Energy's risk by redirecting its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West. The downsizing plans call for shutting down all of the operations in Houston and Boston, which will eliminate approximately 80 positions, during the first three to six months of 2000. In the fourth quarter of 1999, Avista Energy recorded a pre-tax charge of $42.9 million for expenses related to this restructuring of Avista

AVISTA CORPORATION
--------------------------------------------------------------------------------


Energy's business. The after-tax effect of these charges was $27.3 million, or $0.71 per basic common share. The charge included $21.4 million, after taxes, for the write-off of goodwill associated with the purchase of Vitol earlier in 1999 and $5.9 million, after taxes, for expenses related to employee terminations, such as contract terminations and retention payments. None of the $5.9 million for termination benefits was paid out as of December 31, 1999. Avista Energy sought a buyer for the Eastern book of business, and is currently in the process of closing that transaction. The electric contracts will likely be sold at approximately book value. To date, Avista Energy has not found a buyer for the natural gas or coal contracts.


NOTE 3.  ACCOUNTS RECEIVABLE SALE

In July 1997, WWP Receivables Corp. (WWPRC) was incorporated as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Subsequently, WWPRC and the Company have entered into an agreement whereby WWPRC can sell without recourse, on a revolving basis, up to $80.0 million of those receivables. WWPRC is obligated to pay fees that approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. At December 31, 1999 and 1998, $45.0 million and $25.0 million, respectively, in receivables had been sold pursuant to the agreement, which qualify as sales of assets under FAS No. 125.


NOTE 4.  ENERGY COMMODITY TRADING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks inherent in these activities and have established a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

AVISTA UTILITIES

Avista Utilities protects itself against price fluctuations on electric energy and natural gas by limiting the aggregate level of net open positions which are exposed to market price changes and through the use of electric, natural gas and related derivative commodity instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require daily and weekly reporting to management of potential financial exposure. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by Avista Utilities for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the Consolidated Statements of Income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased or purchased power expense, as the case may be). At December 31, 1999 and 1998, the Company's derivative commodity instruments outstanding were immaterial.

ENERGY TRADING AND MARKETING

Avista Energy purchases natural gas and electricity directly from producers and other trading companies, and its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and other trading companies. Avista Energy's marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy also trades natural gas and electricity derivative commodity instruments on national exchanges and through other unregulated exchanges and brokers from whom these commodity derivatives are available, and therefore experiences net open positions in terms of price, volume, and specified delivery point.

AVISTA CORPORATION
--------------------------------------------------------------------------------


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

Foreign currency risks associated with the fair value of the energy commodity portfolio are primarily related to Canadian currency exchange rates and are managed using a variety of financial instruments, including forward rate agreements.

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


Contract Amounts and Terms. Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at December 31, 1999 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):

                                         Fixed Price     Fixed Price     Maximum
                                            Payor          Receiver   Terms in Years
                                         -----------     -----------  --------------
      Energy commodities (volumes)
           Natural gas                     352,021         337,056         4
           Electric                        202,793         189,630        20
           Coal (tons)                       5,276           6,364         1

      Financial products
           Foreign currency                   $426             $--         4

                                         Index Price     Index Price     Maximum
                                            Payor          Receiver   Terms in Years
                                         -----------     -----------  --------------
      Energy commodities (volumes)
           Natural gas                     979,652         819,660         5
           Electric                          1,581           1,365         5

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


Fair Value. The fair value of Avista Energy's derivative commodity instruments outstanding at December 31, 1999, and the average fair value of those instruments held during the year are set forth below (dollars in thousands):

                                     Fair Value                                       Average Fair Value for the
                               as of December 31, 1999                               year ended December 31, 1999
                 ----------------------------------------------------    ----------------------------------------------------
                  Current      Long-term      Current      Long-term      Current     Long-term       Current      Long-term
                  Assets        Assets      Liabilities   Liabilities     Assets        Assets      Liabilities   Liabilities
                 --------      --------     -----------   -----------    --------      --------     ------------  -----------
Natural gas      $ 75,422      $ 29,496      $ 77,181      $ 23,795      $107,333      $ 65,884      $110,635      $ 57,978
Electric          499,963       461,501       507,518       417,450       347,979       297,937       347,651       266,618
Coal               10,528           802         9,366           127         5,264           401         4,683            64
                 --------      --------      --------      --------      --------      --------      --------      --------
Total            $585,913      $491,799      $594,065      $441,372      $460,576      $364,222      $462,969      $324,660

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of December 31, 1999 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at December 31, 1999 was approximately four months. The weighted average term of Avista Energy's coal derivative commodity instruments at December 31, 1999 was approximately eight months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk for the year ended December 31, 1999 was $0.2 million and is included on the Consolidated Statements of Income in operating revenues.

MARKET RISK

Avista Utilities and Avista Energy manage, on a portfolio basis, the market risks inherent in their activities subject to parameters established by the Company's Risk Management Committee. Market risks are monitored by the Risk Management Committee to ensure compliance with the Company's stated risk management policies. Avista Utilities and Avista Energy measure the risk in their portfolios on a daily basis in accordance with value-at-risk and other risk methodologies established by the Risk Management Committee. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products.

CREDIT RISK

Avista Utilities and Avista Energy are exposed to credit risk in the event of nonperformance by customers or counterparties of their contractual obligations. The concentration of customers and/or counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, Avista Utilities and Avista Energy maintain credit policies with regard to their customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers' and counterparties' financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or parent company guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. Avista Utilities and Avista Energy maintain credit reserves that are based on management's evaluation of the credit risk of the overall portfolios. Based on these policies, exposures and the credit reserves, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of customer or counterparty nonperformance. New York Mercantile Exchange traded futures and option contracts are financially guaranteed by the Exchange and have nominal credit risk.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


NOTE 5. ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective November 30, 1998, Avista Energy sold its 50% ownership interest in Howard/Avista Energy LLC to H&H Star Energy, Inc. for $25 million. Avista Energy's initial equity investment in Howard/Avista Energy, LLC was $25 million in August 1997. Dividends of $0.7 million were received from Howard/Avista Energy, LLC in 1998. Avista Energy's pre-tax equity in earnings of Howard/Avista Energy LLC were $(1.0) million and $1.8 million for the eleven months ended November 30, 1998 and the five months ended December 31, 1997, respectively.


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (thousands of dollars):

                                                    AT DECEMBER 31,
                                              --------------------------
                                                 1999            1998
                                              ----------      ----------
      Avista Utilities:
         Electric production                  $  720,409      $  709,144
         Electric transmission                   272,299         265,343
         Electric distribution                   622,974         593,787
         CWIP and other                           85,648          81,435
                                              ----------      ----------
            Electric total                     1,701,330       1,649,709
                                              ----------      ----------
         Natural gas underground storage          18,418          18,732
         Natural gas transmission                  3,194           3,217
         Natural gas distribution                372,208         352,332
         CWIP and other                           49,259          47,499
                                              ----------      ----------
            Natural gas total                    443,079         421,780
                                              ----------      ----------
         Common plant (including CWIP)            71,201          69,203
                                              ----------      ----------
      Total Avista Utilities                   2,215,610       2,140,692
      Energy Trading and Marketing                 8,304           5,579
      Information and Technology                  21,613           6,403
      Pentzer and Other                           24,027          33,071
                                              ----------      ----------
      Total                                   $2,269,554      $2,185,745
                                              ==========      ==========

Property, plant, and equipment under capital leases at Avista Capital's subsidiaries totaled $11.1 million and $13.3 million and the associated accumulated depreciation totaled $3.8 million and $2.8 million in 1999 and 1998, respectively.


NOTE 7.  JOINTLY OWNED ELECTRIC FACILITIES

The Company has investments in jointly owned generating plants. The Company provides financing for the Company's ownership in the projects. The Company's share of related operating and maintenance expenses for plants in service is included in corresponding accounts in the Consolidated Statements of Income. See
Note 22 for additional information related to potential impacts of Clean Air Act Amendments on these plants. The following table indicates the Company's percentage ownership and the extent of the Company's investment in such plants at December 31, 1999:

                                                                          COMPANY'S CURRENT SHARE OF
                                                       ----------------------------------------------------------------
                                     KW of                                                                   Construction
                                   Installed    Fuel    Ownership      Plant in    Accumulated    Net Plant    Work in
Project                            Capacity    Source      (%)         Service     Depreciation   In Service   Progress
-------                            --------    ------  -----------     --------    ------------   ----------   --------
                                                                   (Thousands of Dollars)
Centralia *...................      1,330,000   Coal       15%       $  57,898       $  40,391    $  17,507      $  --
Colstrip 3 & 4................      1,556,000   Coal       15          310,804         131,328      179,476         --

* The Company purchased an additional 2.5% interest in Centralia in December 1999, which is currently being held as non-utility property until the outcome of the pending sale of Centralia is determined.

AVISTA CORPORATION
--------------------------------------------------------------------------------


NOTE 8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a pension plan covering substantially all of its regular full-time employees. Certain of the Company's subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee's average compensation as specified in the Plan. The Company's funding policy is to contribute annually an amount equal to the net periodic pension cost, provided that such contributions are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for tax purposes. Pension fund assets are invested primarily in marketable debt and equity securities. The Company also has other plans that cover the executive officers and key managers.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit payments during the years that employees provide services. The Company elected to amortize this obligation of approximately $34,500,000 over a period of twenty years, beginning in 1993.

The following table sets forth the pension and health care plan disclosures:

                                                 Pension Benefits              Other Benefits
                                             ------------------------      ----------------------
                                                1999           1998           1999         1998
                                             ---------      ---------      --------      --------
                                                             (Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year      $ 178,589      $ 155,565      $ 32,345      $ 31,802
Service cost                                     5,951          4,982           696           585
Interest cost                                   11,915         11,247         2,178         2,100
Amendments                                      (6,463)         5,454            --            --
Actuarial (gain)/loss                          (14,679)        10,088        (2,377)          108
Benefits paid                                  (12,109)        (8,747)       (2,205)       (2,250)
Expenses paid                                   (1,107)            --            --            --
                                             ---------      ---------      --------      --------
Benefit obligation at end of year            $ 162,097      $ 178,589      $ 30,637      $ 32,345
                                             ---------      ---------      --------      --------

CHANGE IN PLAN ASSETS
Fair value of plan assets
at beginning of year                         $ 178,879      $ 166,242      $ 12,459      $ 11,098
Actual return on plan assets                    19,902         21,384         3,228         1,374
Employer contributions                              --             --           809           731
Benefits paid                                  (12,109)        (8,747)         (688)         (744)
Expenses paid                                   (1,107)            --            --            --
                                             ---------      ---------      --------      --------
Fair value of plan assets at end of year     $ 185,565      $ 178,879      $ 15,808      $ 12,459
                                             ---------      ---------      --------      --------

Funded status                                $  23,467      $     289      $(14,829)     $(19,886)
Unrecognized net actuarial gain                (38,667)       (19,767)       (9,997)       (5,626)
Unrecognized prior service cost                 11,651         19,455            --            --
Unrecognized net transition
   obligation/(asset)                           (5,929)        (7,015)       19,933        21,467
                                             ---------      ---------      --------      --------
Accrued benefit cost                         $  (9,478)     $  (7,038)     $ (4,893)     $ (4,045)
                                             =========      =========      ========      ========

ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                     7.75%          6.75%         7.75%         6.75%
Expected return on plan assets                    9.00%          9.00%         9.00%         9.00%
Rate of compensation increase                     4.00%          4.00%
Medical cost trend - initial                                                   5.00%         5.00%
Medical cost trend - ultimate                                                  5.00%         5.00%
Year for ultimate medical cost trend                                           1999          1998

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                                      Pension Benefits                        Other Benefits
                                             -----------------------------------     ---------------------------------
                                                1999         1998         1997          1999       1998         1997
                                             ---------    ---------    ---------     --------    --------     --------
                                                                    (Thousands of Dollars)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $   5,951    $   4,982     $   4,762    $   696      $    585     $   637
Interest cost                                   11,915       11,247        10,601      2,178         2,100       2,247
Expected return on plan assets                 (15,681)     (14,768)      (13,152)    (1,075)        (953)        (973)
Transition (asset)/obligation recognition       (1,086)      (1,086)       (1,086)     1,534        1,533        1,570
Amortization of prior service cost               1,341        1,654         1,365         --           --           13
Net gain recognition                                --         (562)         (265)      (159)        (326)        (248)
Asset gain deferred                                 --           --            --         --           --          336
Net periodic benefit cost                    ---------    ---------    ----------   --------     --------     --------
                                             $   2,440    $   1,467     $   2,225   $  3,174     $  2,939     $  3,582
                                             ---------    ---------    ----------   --------     --------     --------

Assumed health cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $2.4 million and the service and interest cost by approximately $273,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $2.2 million and the service and interest cost by approximately $246,000.

The Company also sponsors an employee savings plan that covers substantially all employees. Employer matching contributions of $3.4 million, $2.8 million, $2.9 million were expensed in 1999, 1998 and 1997, respectively.


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

As of December 31, 1999 and 1998, the Company had recorded net regulatory assets of $166.5 million and $171.0 million, respectively, related to the probable recovery of FAS No. 109, "Accounting for Income Taxes," deferred tax liabilities from customers through future rates. Such regulatory assets will be adjusted by amounts recovered through rates.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):

AVISTA CORPORATION
--------------------------------------------------------------------------------


                                                             1999          1998
                                                           --------      --------
         Deferred tax liabilities:
            Differences between book and tax bases
               of utility plant                            $383,729      $375,881
            Loss on reacquired debt                           5,357         4,979
            Other                                            19,774         7,462
                                                           --------      --------
               Total deferred tax liabilities               408,860       388,322
                                                           --------      --------
         Deferred tax assets:
            Reserves not currently deductible                10,747        11,727
            Contributions in aid of construction              7,878         7,159
            Centralia Trust                                   2,897         2,325
            Gain on sale of office building                   1,098         1,190
            Other                                             9,191         8,219
                                                           --------      --------
               Total deferred tax assets                     31,811        30,620
                                                           --------      --------
            Net deferred tax liability                     $377,049      $357,702
                                                           ========      ========

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows (the current and deferred effective tax rates are approximately the same during all periods):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                       1999            1998            1997
                                                     --------        --------        --------
                                                              (Thousands of Dollars)
Computed federal income taxes at statutory rate ..   $ 14,970        $ 42,516        $ 61,555
Increase (decrease) in tax resulting from:
     Accelerated tax depreciation ................      1,869           1,431           2,589
     Prior year audit adjustments ................     (1,642)         (1,526)        (31,458)
     Reserve for WNP3 ............................         --              --          10,402
     Other .......................................      3,687          (2,343)         13,922
                                                     --------        --------        --------
Total federal income tax expense* ................   $ 18,884        $ 40,078        $ 57,010
                                                     ========        ========        ========

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:
Federal taxes currently provided .................   $  6,974        $ 20,094        $ 51,104
Deferred income taxes ............................     11,910          19,984           5,906
                                                     --------        --------        --------
Total federal income tax expense .................     18,884          40,078          57,010
     State income tax expense ....................     (2,144)          3,257           4,065
                                                     --------        --------        --------
Federal and state income taxes ...................   $ 16,740        $ 43,335        $ 61,075
                                                     ========        ========        ========

*Federal Income Tax Expense:
      Utility ....................................   $ 34,757        $ 28,582        $ 50,409
      Energy Trading and Marketing ...............    (32,680)          7,789          2,954
      Information and Technology .................     (3,383)         (2,010)        (1,928)
      Pentzer and Other ..........................     20,190           5,717           5,575
                                                     --------        --------        --------
Total Federal Income Tax Expense .................   $ 18,884        $ 40,078        $ 57,010
                                                     ========        ========        ========

Federal statutory rate ...........................         35%             35%             35%


NOTE 10. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts (PUD), the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 1999, pertaining to these contracts is summarized in the following table:

AVISTA CORPORATION
--------------------------------------------------------------------------------


                                               COMPANY'S CURRENT SHARE OF
                                ----------------------------------------------------------
                                                                       Debt      Revenue        Contract
                                         Kilowatt       Annual       Service      Bonds        Expiration
                                Output  Capability     Costs(1)      Costs(2)  Outstanding        Date
                                ------  ----------     --------      -------   -----------     ----------
                                                        (Thousands of Dollars)
PUD CONTRACTS:
Chelan County PUD:
   Rocky Reach Project ....       2.9%     37,000      $  1,417      $   692      $ 7,017         2011
Grant County PUD:
   Priest Rapids Project ..       6.1      55,000         1,539          830       10,317         2005
   Wanapum Project ........       8.2      75,000         2,557        1,582       15,274         2009
Douglas County PUD:
   Wells Project ..........       3.7      30,000           903          591        6,767         2018
                                         --------       -------      -------      -------
           Totals .........               197,000       $ 6,416      $ 3,695      $39,375
                                         ========       =======      =======      =======

(1) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 1999.

(2) Included in annual costs.

Actual expenses for payments made under the above contracts for the years 1999, 1998 and 1997, were $6.4 million, $6.2 million and $5.9 million, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $3.9 million in 2000 and $4.0 million in each year of 2001 through 2004 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.


NOTE 11.  LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for long-term debt outstanding at December 31, 1999 are as follows:

      YEAR ENDING                             SINKING FUND
      DECEMBER 31               MATURITIES    REQUIREMENTS      TOTAL
      -----------               ----------    ------------     -------
                                        (Thousands of Dollars)
      2000....................    $44,900        $2,844        $47,744
      2001....................     40,000         2,395         42,395
      2002....................     50,000         2,245         52,245
      2003....................     30,000         1,845         31,845
      2004....................     30,000         1,695         31,695

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In September 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were used to refund the $66.7 million of 7 1/8% First Mortgage Bonds due 2013 and the $17.0 million of 7 2/5% First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation and bear interest on a floating rate basis that is reset periodically. The initial interest rate until February 2000 was 3.6% and is currently 3.75%.

In 1999, $25.0 million of Unsecured Medium-Term Notes (MTNs) were issued, while $98.1 million of Secured MTNs and $26.5 million of Unsecured MTNs matured or were redeemed. In 1998, $84.0 million of Unsecured MTNs were issued, while $14.0 million of Unsecured MTNs matured or were redeemed. In August 1999, the

AVISTA CORPORATION
--------------------------------------------------------------------------------


Company completed the documentation to issue up to and including $400.0 million of Unsecured MTNs, Series D. As of December 31, 1999, the Company had remaining authorization to issue up to $541.0 million of Unsecured MTNs.

At December 31, 1999, the Company had $118.5 million in outstanding balances under borrowing arrangements and commercial paper, which are expected to be refinanced in 2000. See Note 12 for details of credit agreements.

Included in other long-term debt are the following items related to subsidiary operations (thousands of dollars):

                                              OUTSTANDING AT DECEMBER 31,
                                              ---------------------------
                                                   1999         1998
                                                 -------      -------
      Notes payable .......................      $ 9,598      $50,288
      Capital lease obligations ...........        6,457        7,176
                                                 -------      -------
           Subsidiary total debt ..........       16,055       57,464
      Less: current portion ...............        6,147       15,165
                                                 -------      -------
           Subsidiary net long-term debt ..      $ 9,908      $42,299
                                                 =======      =======

NOTE 12.  BANK BORROWINGS

At December 31, 1999, the Company maintained lines of credit with various banks under two separate credit agreements amounting to $260.0 million. The Company has one revolving line of credit, expiring June 27, 2000, which provides a total credit commitment of $135 million. The second revolving credit agreement, which expires on June 29, 2001, provides a total credit commitment of $125 million. The Company pays commitment fees of up to 0.11% per annum on the average daily unused portion of each credit agreement.

In addition, under various agreements with banks, the Company can have up to $100.0 million in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provide, if funds are made available, for fixed-term loans for up to 180 days at a fixed rate of interest.

Balances and interest rates of bank borrowings under these arrangements were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999         1998
                                                          -------       -------
                                                          (Thousands of Dollars)
      BALANCE OUTSTANDING AT END OF PERIOD:
            Fixed-term loans ..........................   $33,500       $    --
            Commercial paper ..........................    10,000            --
            Revolving credit agreement ................    75,000            --

      MAXIMUM BALANCE DURING PERIOD:
            Fixed-term loans ..........................   $93,500       $94,000
            Commercial paper ..........................    10,000            --
            Revolving credit agreement ................    75,000        51,000

      AVERAGE DAILY BALANCE DURING PERIOD:
            Fixed-term loans ..........................   $29,110       $47,651
            Commercial paper ..........................     2,604            --
            Revolving credit agreement ................    23,767        21,340

      AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
            Fixed-term loans ..........................      5.48%         5.69%
            Commercial paper ..........................      5.89            --
            Revolving credit agreement ................      5.87          5.80

AVISTA CORPORATION
--------------------------------------------------------------------------------


      AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
            Fixed-term loans ..........................      6.56%           --%
            Commercial paper ..........................      6.70            --
            Revolving credit agreement ................      6.71            --

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, expiring May 31, 2000. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparts. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At December 31, 1999 and 1998, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $75.8 million and $20.2 million at December 31, 1999 and 1998, respectively.

Pentzer's operations have $27.5 million in short-term borrowing arrangements available. At December 31, 1999 and 1998, $2.5 million and $21.4 million, respectively, were outstanding.


NOTE 13.  LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from one to thirteen years and expiration dates from 2000 to 2011. Certain of the lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets for varying amounts over the term of the lease. The Company's management believes that the likelihood of the occurrence of the specified events under which the Company could be required to purchase the property is remote. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $18.7 million, $17.6 million and $16.9 million, respectively. Future minimum lease payments (in thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are estimated as follows:

          Year ending December 31:
                2000                               $   4,366
                2001                                   3,967
                2002                                   3,654
                2003                                   3,433
                2004                                   3,255
                Later years                           19,063
                                                    --------
          Total minimum payments required           $ 37,738
                                                    ========


The Company also has various other cancelable operating leases, which are charged to operating expense, consisting of the Rathdrum combustion turbines, the Company airplane and a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.

The payments under the Avista Capital subsidiaries' capital leases for the next five years are $2.9 million in 2000, $1.9 million in 2001, $1.3 million in 2002, $0.7 million in 2003 and $0.4 million in 2004.


NOTE 14.  PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:

In December 1998, as part of a dividend restructuring plan, the Company issued 1,540,460 shares of its $12.40 Convertible Preferred Stock, Series L (Series L Preferred Stock). During 1999, the Company repurchased the equivalent of 32,250 shares of the Series L Preferred Stock. See Note 15 for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------




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

There are $5.25 million in mandatory redemption requirements during the 2000-2004 period.

In June 1998, the Company redeemed the final $10 million, or 100,000 shares, of its $8.625 Series I.


NOTE 15.  CONVERTIBLE PREFERRED STOCK

In December 1998, as part of a dividend restructuring plan, the Company issued 1,540,460 shares of its $12.40 Convertible Preferred Stock, Series L (Series L Preferred Stock), in exchange for 15,404,595 shares of common stock, on the basis of a one-tenth interest in one share of preferred stock for each share of common stock. The Series L Preferred Stock had a liquidation preference of $182.8125 per share.

During 1999, the Company repurchased the equivalent of 32,250 shares of the Series L Preferred Stock. On February 16, 2000, the Company exercised its option to convert all the remaining outstanding shares of Series L Preferred Stock back into common stock. One share of Series L Preferred Stock equaled 10 depositary shares, also known as RECONS (Return-Enhanced Convertible Securities). The RECONS were also converted into common stock on the same conversion date.

Unless previously converted into common stock by the Company, on November 1, 2001 each share of the Series L Preferred Stock was to be converted into (1) ten shares of common stock (subject to antidilution adjustments) and (2) the right to receive an amount, in cash, equal to accrued and unpaid dividends.

The Series L Preferred Stock could be converted, at the option of the Company, at any time prior to November 1, 2001, in whole but not in part, into, for each share so converted (1) a number of shares of common stock equal to the Optional Conversion Price then in effect, plus (2) the right to receive an amount, in cash, equal to the accrued and unpaid dividends thereon to but excluding the conversion date, plus (3) the right to receive the Optional Conversion Premium. As used above,

      * the "Optional Conversion Price" was, for each share of Series L Preferred Stock so converted, a number of shares of common stock equal to the lesser of (a) the amount of $24 divided by an amount equal to the current market price of the common stock, multiplied by ten and (b) one share of common stock (subject to antidilution adjustments); and

      * the "Optional Conversion Premium" was, for each share of Series L Preferred Stock, so converted, an amount in cash, initially equal to $20.90, declining by $0.02111 for each day following December 15, 1998 to and including the optional conversion date and equal to zero on and after September 15, 2001; provided, however, that in lieu of delivering such amount in cash, the Company was allowed, at its option, to deliver a number of shares of common stock equal to the quotient of such amount divided by an amount equal to the current market price of the common stock.

AVISTA CORPORATION
--------------------------------------------------------------------------------


On the conversion date, each of the RECONS was converted into the following:
0.7205 shares of common stock, representing the optional conversion price; plus
0.0361 shares of common stock, representing the optional conversion premium; plus the right to receive $0.21 in cash, representing an amount equivalent to accumulated and unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

NOTE 16. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

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

On June 3, 1997, Avista Capital II, a business trust, issued to the public $50,000,000 of Preferred Trust Securities having a floating distribution rate of LIBOR plus 0.875%, calculated and reset quarterly (initially 6.6875%). The distribution rate paid during 1999 ranged from 5.895% to 6.985%, which was the rate outstanding at December 31, 1999. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,547,000 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51,547,000. These debt securities may be redeemed at the Company's option on or after June 1, 2007 and mature June 1, 2037.

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


NOTE 17.  FAIR VALUE OF FINANCIAL SECURITIES

The fair value of the Company's long-term debt (excluding notes payable and other) at December 31, 1999 and 1998 is estimated to be $545.8 million, or 93% of the carrying value and $735.5 million, or 107% of the carrying value, respectively. The fair value of the Company's mandatorily redeemable preferred stock at December 31, 1999 and 1998 is estimated to be $35.1 million, or 100% of the carrying value and $38.5 million, or 110% of the carrying value, respectively. The fair value of the Company's preferred trust securities at December 31, 1999 and 1998 is estimated to be $94.3 million, or 86% of the carrying value and $106.9 million, or 97% of the carrying value, respectively. These estimates are all based on available market information. The fair value of the Company's convertible preferred securities at December 31, 1999 and 1998 is estimated to be $230.0 million, or 87%, of the carrying value and $301.4 million, or 112%, of the carrying value, respectively. This valuation was based on the closing price of the securities on December 31, 1999.


NOTE 18.  COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($8.2 million at December 31, 1999) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 1999, the cost recorded for the Plan was $5.4 million. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $0.8 million, $4.0 million and $0.4 million, respectively.

AVISTA CORPORATION
--------------------------------------------------------------------------------


In May 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares return to the status of authorized but unissued shares. As of December 31, 1999, the Company had repurchased approximately 4.8 million common shares and 322,500 shares of Return-Enhanced Convertible Securities (which is equivalent to 32,250 shares of Convertible Preferred Stock, Series L). The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents.

In November 1999, the Company adopted a shareholder rights plan pursuant to which holders of Common Stock outstanding on February 15, 1999, or issued thereafter, have been granted one preferred share purchase right (Right) on each outstanding share of Common Stock. Each Right, initially evidenced by and traded with the shares of Common Stock, entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock of the Company, without par value, at a purchase price of $70, subject to certain adjustments, regulatory approval and other specified conditions. The Rights will be exercisable only if a person or group acquires 10% or more of the outstanding shares of Common Stock or commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding shares of Common Stock. Upon any such acquisition, each Right will entitle its holder to purchase, at the purchase price, that number of shares of Common Stock or Preferred Stock of the Company (or, in the case of a merger of the Company into another person or group, common stock of the acquiring person) which has a market value at that time equal to twice the purchase price. In no event will the Rights be exercisable by a person which has acquired 10% or more of the Company's Common Stock. The Rights may be redeemed, at a redemption price of $0.01 per Right, by the Board of Directors of the Company at any time until any person or group has acquired 10% or more of the Common Stock. The Rights will expire on March 31, 2009. This plan replaced a similar shareholder rights plan that expired in February 2000.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company's stockholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company's Common Stock at current market value.

The Company purchases stock on the open market to fulfill obligations of the 401(K) and Dividend Reinvestment Plans. Sales of Common Stock for 1999, 1998 and 1997 are summarized below (thousands of dollars):

                                                    1999                          1998                       1997
                                        -------------------------     -------------------------     ----------------------
                                           Shares         Amount         Shares         Amount        Shares       Amount
                                        -----------     ---------     -----------     ---------     ----------    --------
Balance at January 1 ..................  40,453,729     $ 381,401      55,960,360     $ 594,852     55,960,360    $594,852
                                        -----------     ---------     -----------     ---------     ----------    --------
Exchange for preferred stock ..........          --            --     (15,404,595)     (211,201)            --          --
Stock repurchase plan .................  (4,788,900)      (62,393)             --            --             --          --

Stock options/restricted stock ........     (16,590)         (277)       (102,036)       (2,250)            --          --
                                        -----------     ---------     -----------     ---------     ----------    --------
Total issues (exchanges/repurchases) ..  (4,805,490)      (62,670)    (15,506,631)     (213,451)            --          --
                                        -----------     ---------     -----------     ---------     ----------    --------
Balance at December 31 ................  35,648,239     $ 318,731      40,453,729     $ 381,401     55,960,360    $594,852
                                         ==========     =========      ==========     =========     ==========    ========


NOTE 19.  EARNINGS PER SHARE

Average common shares outstanding for basic EPS were 38,212,763, 54,603,926 and 55,960,360 in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998,
1,508,210 and 1,540,460 shares of $12.40 Convertible Preferred Stock, Series L, which were convertible into 15,082,100 and 15,404,595 million shares of common stock, respectively, were outstanding. All of these potential common shares were excluded from the computation of diluted EPS for 1999 and 1998 because their inclusion had an antidilutive effect on EPS. Basic and diluted EPS were the same in 1997, as the Company did not have any common stock equivalents outstanding that year.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                           1999         1998        1997
                                                         -------      -------      --------
Net income                                               $26,031      $78,139      $114,797
Less:  Preferred stock dividends                          21,392        8,399         5,392
                                                         -------      -------      --------
Income available for common stock-basic                    4,639       69,740       109,405
Convertible Preferred Stock, Series L,
      dividend requirements                                   --           --            --
                                                         -------      -------      --------
Income available for common stock-diluted                $ 4,639      $69,740      $109,405
                                                         =======      =======      ========

Weighted-average number of common shares
      outstanding-basic                                   38,213       54,604        55,960
Conversion of Convertible Preferred Stock, Series L           --           --            --
Restricted stock                                             112           --            --
Exercise of stock options                                     --           54            --
                                                         -------      -------      --------
Weighted-average number of common shares
      outstanding-diluted                                 38,325       54,658        55,960
                                                         -------      -------      --------
Earnings per common share
      Basic                                              $  0.12      $  1.28      $   1.96
      Diluted                                            $  0.12      $  1.28      $   1.96

For additional information regarding the convertible preferred stock and stock option plans, see Notes 15 and 21, respectively.


NOTE 20.  INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Avista Fiber and Avista Communications will merge operations in 2000, so Avista Fiber's financial information has been included with Avista Communications. Additional information on each of these three separate companies is provided as follows (thousands of dollars):

                                              1999          1998          1997
                                            -------       -------       -------
      AVISTA ADVANTAGE
            Operating Revenues              $ 1,518       $ 1,186       $   618
            Operating Income (pre-tax)       (5,042)       (2,904)       (4,386)
            Net Income                      $(3,428)      $(2,052)      $(2,858)

      AVISTA LABS
            Operating Revenues              $   748       $   132       $   174
            Operating Income                 (3,924)       (2,076)       (1,005)
            Net Income                      $(2,561)      $(1,169)      $  (597)

      AVISTA COMMUNICATIONS
            Operating Revenues              $ 2,585       $   677       $   238
            Operating Income                 (4,036)         (212)           27
            Net Income                      $(4,167)      $  (177)      $    30

AVISTA CORPORATION
--------------------------------------------------------------------------------


NOTE 21.  STOCK COMPENSATION PLANS

AVISTA CORP.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (Plan). Under the Plan, certain key employees, directors and officers of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has made available a maximum of 2.5 million shares of its common stock for grant under the Plan. The shares issued under the Plan will be purchased by the trustee on the open market.

The following summarizes stock options activity for 1999 and 1998 under the
Plan:

                                                                             1999           1998
                                                                          ---------        -------
      Number of shares under stock options:
            Outstanding at beginning of year                                589,800             --
            Granted                                                         780,700        589,800
            Canceled                                                        (10,175)            --
                                                                          ---------        -------
      Unexercised options outstanding at end of year                      1,360,325        589,800
                                                                          ---------        -------
      Exercisable options                                                   147,200            --
                                                                          =========        =======


      Weighted average exercise price:
            Granted                                                         $17.21         $20.14
            Canceled                                                        $18.63         $   --
            Outstanding at end of year                                      $18.29         $20.14
            Exercisable at end of year                                      $19.63         $   --


      Weighted average fair value of options granted during the year        $ 5.02         $ 4.74


      Principal assumptions used in applying the Black-Scholes model:
            Risk-free interest rate                                      5.57% - 6.33%  4.81% - 5.53%
            Expected life, in years                                           7               7
            Expected volatility                                             27.92%          22.19%
            Expected dividend yield                                          3.11%           3.01%

Information with respect to stock options outstanding and stock options exercisable at December 31, 1999 is as follows:

      Stock options outstanding
            Range of exercise prices                                            $16.66 - $22.62
            Weighted average remaining contractual life, in years                    9.33
            Weighted average exercise price                                         $18.29

      Stock options exercisable
            Range of exercise prices                                            $18.31 - $22.62
            Number exercisable                                                      147,200
            Weighted average exercise price                                         $19.63

The Company granted 20,000 and 102,036 shares of restricted common stock under the Plan in 1999 and 1998, respectively. Plan participants are entitled to dividends and to vote their respective shares. The sale or transfer of restricted stock is prohibited during the vesting period except as specified in the award agreements. The value of restricted stock awards is established by the average market price on the date of grant. Restricted stock awarded in 1999 and 1998 have vesting periods from 4 to 5 years.

AVISTA CORPORATION
--------------------------------------------------------------------------------


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

                                             1999                 1998
                                          ----------           ----------
      Net income (in thousands):
           As reported                    $   26,030           $   78,139
           Pro forma                      $   24,636(2)        $   76,891(2)

           Basic EPS as reported          $     0.12           $     1.28
           Proforma Basic EPS             $     0.08           $     1.25
           Diluted EPS as Reported        $     0.12           $     1.28
           Proforma Diluted EPS           $     0.08           $     1.25

(2)  Includes pro forma effect of subsidiary companies stock option plans.

AVISTA CAPITAL COMPANIES

Certain subsidiaries under Avista Capital have adopted employee stock incentive plans under which key employees and directors were granted the opportunity to purchase shares of subsidiary common stock at prices equal to the fair market value as determined by each subsidiary's Board of Directors. Restricted shares are subject to transfer agreements and vest over various periods as defined in the plans. The subsidiaries record compensation expense based on the increase in the adjusted net book value of the shares subject to the plans.

Certain subsidiaries under Avista Capital have adopted employee stock incentive plans under which certain employees and directors of the Company and the subsidiaries are granted options to purchase subsidiary shares at prices no less than the fair market value on the date of grant. Options outstanding under these plans usually become fully exercisable between three and five years from the date granted and terminate ten years from the date granted. Upon termination of employment, vested options may be exercised and the related subsidiary shares may be, but are not required to be, repurchased by the applicable subsidiary at fair value.


NOTE 22.  COMMITMENTS AND CONTINGENCIES

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs. The Company completed additional characterization of the site for the remedial investigation (RI).

The DOE issued a Draft Agreed Order to the Company on January 17, 2000, and solicited public comment. The Draft Order will require the completion of an RI and the performance of a focused Feasibility Study (FS) at the site. The work to be performed under the proposed Order includes three major technical parts: completion of the RI; performance of a focused FS; and, implementation of an interim groundwater monitoring plan. Following this public comment opportunity, the Draft Agreed Order will be finalized, incorporating any appropriate modifications based on written comments received. Completion of the RI and focused FS work is anticipated within approximately four months from the date the Order is finalized.

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

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff the opportunity to file and serve an Amended Complaint, which it did. The Company and its affiliates renewed their motion to dismiss and on October 22, 1999, the Court again granted the motion to dismiss, this time with prejudice. Plaintiff has appealed this adverse determination to the Ninth Circuit Court of Appeals.

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

The Trustee's primary claim is based on the allegation that Avista Energy wrongfully terminated the forward contracts on July 6, 1998, resulting in alleged damages to PCA of about $18.5 million, recoverable under contract and/or bankruptcy law, in connection with those contracts in which Avista Energy was the seller and PCA was the buyer. Avista Energy reached a settlement agreement with the Trustee, in full settlement of all claims of the Trustee and Avista Energy, in which Avista Energy agreed to pay the Trustee $850,000. On February 1, 2000, the Bankruptcy Court conducted a hearing, which approved the terms of the settlement. The Bankruptcy Court also approved the settlement reached between the Company and the Trustee, with respect to separate creditors' claims of Avista Corp. and offsetting demands of the Trustee. Under that settlement, all claims were effectively netted against each other, with no additional payment owing by the Company.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------


The Company must be in compliance with requirements under the Clean Air Act Amendments (CAAA) at both the Colstrip and Centralia thermal generating plants, in which the Company maintains an ownership interest. The anticipated share of costs at Colstrip are not expected to have a major economic impact on the Company, but estimates for limestone scrubbers at both units at Centralia are expected to be approximately $35 million, which have been included in the Company's projected capital expenditures. However, a proposed sale of Centralia to TransAlta, of Calgary, is pending. A decision on the sale is expected by mid-year. Obligations under the CAAA would be assumed by TransAlta if the sale is completed.

The Company has potential liabilities under the Federal Endangered Species Act
(ESA) for species of fish that have either already been added to the endangered species list, been listed as "threatened" or been petitioned for listing. Thus far, measures that have been adopted and implemented have had minimal impact of the Company. The new operating license for the Clark Fork Projects describes the approach to restore bull trout populations in the project areas. Using the concept of adaptive management, the Company will evaluate the feasibility of fish passage, and, depending upon the results of these experimental studies, determine the applications of funds toward continuing fish passage efforts or other population enhancement measures.

The Company continues to study the issue of high dissolved gas levels downstream of Cabinet Gorge during spill periods, as agreed to in the Settlement Agreement of the new license for Cabinet Gorge. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Settlement Agreement, the Company will develop an abatement and/or mitigation strategy by 2002.

Under the federal licenses for its hydroelectric projects, the Company is obligated to protect its property rights, including water rights. The State of Montana is examining the status of all water right claims within state boundaries, which could potentially adversely affect the generating capacity of the Company's Cabinet Gorge and Noxon Rapids hydroelectric facilities. The Company is participating in this extended process, which is unlikely to be concluded in the foreseeable future.

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

As of December 31, 1999, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 51% of employees. The current agreement with the union local representing the majority of the bargaining unit employees expires on March 25, 2002. A local agreement in the South Lake Tahoe area, which represents 6 employees, expires on March 25, 2002.


NOTE 23.  ACQUISITIONS AND DISPOSITIONS

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

In November 1999, Pentzer purchased the International Retail Services Group, a company that provides backroom supplies for retail stores. In April 1998, Pentzer completed the purchase of two new companies that produce store fixtures -- Universal Showcase, Ltd., in Toronto, Canada and Triangle Systems, Inc., in New York. In October 1998, Pentzer acquired two additional store fixtures companies -- Horizon Terra, Inc., in Indiana and Pacific Coast Showcase, Inc., in Washington. During 1997, Pentzer acquired three new companies: Target Woodworks, Inc., a Florida-based company; White Plus, a California-based company; and Proco Wood Products, a Minnesota-based company. All three companies provide point-of-purchase and in-store merchandising services.

AVISTA CORPORATION
--------------------------------------------------------------------------------


In January 1999, Avista Corp. acquired a majority ownership in One Eighty Communications, a competitive local exchange carrier that provided local dial tone and data services to commercial accounts in local communities. The new company was renamed Avista Communications. It provides local high-speed telecommunications services to under-served Northwest communities.

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

In February 1999, Avista Energy purchased Vitol Gas & Electric, LLC (Vitol), based in Boston, Massachusetts. Vitol was one of the top 20 energy marketing companies in the United States. Vitol trades natural gas, electricity, coal and SO2 allowances in markets in the eastern half of the United States. The acquisition was funded through the issuance of additional shares of common stock to Avista Capital.

AVISTA CORPORATION
--------------------------------------------------------------------------------


NOTE 24.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. A summary of quarterly operations (in thousands of dollars except per share amounts) for 1999 and 1998 follows:

                                                                       THREE MONTHS ENDED
                                                  --------------------------------------------------------
                                                     MARCH           JUNE        SEPTEMBER      DECEMBER
                                                      31              30             30            31
                                                  ----------      ----------     ----------     ----------
1999
Operating revenues..............................  $1,212,822      $1,411,736     $3,718,109     $1,562,317
Operating income................................      30,363         17,380          18,197         (34,583)
Net income .....................................      19,388           8,509         27,613         (29,479)
Income available for common stock...............      14,004           3,125         22,273         (34,763)
Outstanding common stock (000s):
   Weighted average.............................      40,454          40,185         36,634         35,648
   Actual.......................................      40,454          38,881         35,645         35,648
Earnings per share:
   Avista Utilities.............................       $0.35           $0.39         $(0.13)         $0.39
   Energy Trading and Marketing.................       (0.18)          (0.27)          0.02          (1.16)
   Information and Technology...................       (0.03)          (0.04)         (0.06)         (0.14)
   Pentzer and Other............................        0.21              --           0.78          (0.01)
                                                  ----------      ----------     ----------     ----------
   Earnings per share, basic....................       $0.35           $0.08          $0.61          $(0.92)
   Earnings per share, diluted..................       $0.34           $0.08          $0.52          $(0.92)
Dividends paid per common share.................       $0.12           $0.12          $0.12          $0.12

Trading price range per share:
   High.........................................     $19.563         $18.188        $18.063        $18.125
   Low..........................................     $15.938         $14.625        $16.250        $15.000


1998
Operating revenues..............................    $571,678        $632,995     $1,434,055     $1,045,256
Operating income................................      56,633         41,942          24,303         49,942
Net income .....................................      32,232          15,643          8,707         21,557
Income available for common stock...............      31,408          14,855          8,099         15,378
Outstanding common stock (000s):
   Weighted average.............................      55,960          55,960         55,960         50,669
   Actual.......................................      55,960          55,960         55,960         40,454
Earnings per share:
   Avista Utilities.............................       $0.40           $0.17          $0.10          $0.21
   Energy Trading and Marketing.................        0.04            0.08           0.01           0.13
   Information and Technology...................       (0.01)          (0.01)         (0.02)         (0.02)
   Pentzer and Other............................        0.13            0.03           0.05           (0.01)
                                                  ----------      ----------     ----------     ----------
   Earnings per share, basic and diluted........       $0.56           $0.27          $0.14          $0.31
Dividends paid per common share.................       $0.31           $0.31          $0.31          $0.12

Trading price range per share:
   High.........................................     $24.813         $24.875        $22.813        $20.188
   Low..........................................     $21.688         $20.813        $16.250        $17.500

The effects of the conversion from common stock to convertible preferred stock are reflected in the fourth quarter 1998 results. See Notes 14 and 18.

AVISTA CORPORATION
--------------------------------------------------------------------------------

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 2000.


Executive Officers of the Registrant

Name                         Age        Business Experience During Past 5 Years
----                         ---        ---------------------------------------
Thomas M. Matthews           56         Chairman of the Board, President and
                                        Chief Executive Officer since October
                                        1998; Chairman of the Board and Chief
                                        Executive Officer July 1998 - October
                                        1998; prior to employment with the
                                        Registrant: President - Dynegy 1996 -
                                        July 1998; Vice President - Texaco, Inc.
                                        1994 - 1996.

Gary G. Ely                  52         Executive Vice President since February
                                        1999; Senior Vice President and General
                                        Manager August 1996 - February 1999;
                                        Vice President - Natural Gas February
                                        1991- August 1996.

Jon E. Eliassen              53         Senior Vice President and Chief
                                        Financial Officer since November 1998;
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer December 1997 -
                                        November 1998; Senior Vice President and
                                        Chief Financial Officer August 1996 -
                                        December 1997; Vice President - Finance
                                        and Chief Financial Officer February
                                        1986 - August 1996.

David J. Meyer               46         Senior Vice President and General
                                        Counsel since September 1998; prior to
                                        employment with the Registrant: Attorney
                                        - Paine Hamblen Coffin Brooke & Miller
                                        1974 - September 1998.

David A. Brukardt            45         Vice President - Investor Relations
                                        since July 1999; prior to employment
                                        with the Registrant: Director - Investor
                                        and Corporate Relations - Harnischfeger
                                        Industries, Inc. and Vice President -
                                        Harnischfeger Foundation July 1995 -
                                        July 1999; Senior Vice President and
                                        Principal - CCU, Inc. May 1998 - July
                                        1995.

Christy M. Burmeister-Smith  43         Vice President and Controller since June
                                        1999; Controller - Energy Delivery and
                                        various other positions with the Company
                                        since 1980.

Robert D. Fukai              50         Vice President - External Relations
                                        since August 1996; Vice President -
                                        Human Resources, Corporate Services and
                                        Marketing January 1993 - August 1996.

JoAnn G. Matthiesen          59         Vice President - Human Resources and
                                        Support Services since May 1999; Vice
                                        President - Human Resources since August
                                        1996; Vice President - Organization
                                        Effectiveness, Public Relations and
                                        Assistant to the Chairman January 1993 -
                                        August 1996.

Ronald R. Peterson           47         Vice President and Treasurer since
                                        November 1998; Vice President and
                                        Controller February 1998 - November
                                        1998; Controller August 1996 - February
                                        1998; Treasurer February 1992 - August
                                        1996.

Terry L. Syms                51         Vice President and Corporate Secretary
                                        since February 1998; Corporate Secretary
                                        March 1988 - February 1998.

Edward H. Turner             44         Vice President and General Manager -
                                        Energy Delivery since November 1998;
                                        prior to employment with the Registrant:
                                        Director of Industrial Sales and various
                                        other positions - Houston Lighting &
                                        Power Company and Houston Industries
                                        Incorporated for 24 years.

Roger D. Woodworth           43         Vice President - Corporate Development
                                        since November 1998; Director of
                                        Corporate Development and various other
                                        positions with the Company since 1979.


All of the Company's executive officers, with the exception of Messrs. Brukardt, Fukai and Woodworth and Mmes. Burmeister-Smith and Matthiesen were officers or directors of one or more of the Company's subsidiaries in 1999.

Executive officers are elected annually by the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

Information regarding security ownership of certain beneficial owners (owning
5% or more of Registrant's voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 2000.

(b)     Security ownership of management:

        Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 2000.

(c)     Changes in control:

        None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 11, 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (Included in Part II of this report):

        Independent Auditors' Report

        Consolidated Statements of Income, Comprehensive Income and Retained Earnings for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Balance Sheets, December 31, 1999 and 1998

        Consolidated Statements of Capitalization, December 31, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

        Schedule of Information by Business Segments for the Years Ended December 31, 1999, 1998 and 1997

        Notes to Financial Statements

(a) 2. Financial Statement Schedules:

        None

(a) 3.  Exhibits:

        Reference is made to the Exhibit Index commencing on page 77. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

        Dated January 6, 1999, regarding the Company's name change to Avista Corporation.

        Dated June 15, 1999, regarding anticipated lower second quarter earnings.

        Dated November 15, 1999, announcing the adoption of a shareholder rights plan to replace the plan that expired on February 16, 2000.

        Dated December 2, 1999, announcing a redirection of Avista Energy's focus away from national energy trading toward a more regionally based energy marketing and trading effort backed by physical assets.

        Dated January 6, 2000, regarding lower utility revenues due to warm weather and fourth quarter charger due to restructuring at Avista Energy and impairment of utility assets.

        Dated January 28, 2000, announcing the conversion of the Series L Preferred Stock back into common stock.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AVISTA CORPORATION

      March 17, 2000                        By       /s/ T. M. Matthews
--------------------------                  ------------------------------------
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

               Signature                                      Title                 Date
               ---------                                      -----                 ----
            /s/ T. M. Matthews                          Principal Executive     March 17, 2000
-------------------------------------------            Officer and Director
  T. M. Matthews (Chairman of the Board,
  President and Chief Executive Officer)


            /s/ J. E. Eliassen                          Principal Financial     March 17, 2000
-------------------------------------------           and Accounting Officer
   J. E. Eliassen (Senior Vice President
       and Chief Financial Officer)


            /s/ David A. Clack                                Director          March 17, 2000
-------------------------------------------
              David A. Clack


          /s/ Sarah M. R. Jewell                              Director          March 17, 2000
-------------------------------------------
            Sarah M. R. Jewell


             /s/ John F. Kelly                                Director          March 17, 2000
-------------------------------------------
               John F. Kelly


         /s/ Jessie J. Knight, Jr.                            Director          March 17, 2000
-------------------------------------------
           Jessie J. Knight, Jr.


            /s/ Eugene W. Meyer                               Director          March 17, 2000
-------------------------------------------
              Eugene W. Meyer


             /s/ Bobby Schmidt                                Director          March 17, 2000
-------------------------------------------
               Bobby Schmidt


           /s/ Larry A. Stanley                               Director          March 17, 2000
-------------------------------------------
             Larry A. Stanley


            /s/ R. John Taylor                                Director          March 17, 2000
-------------------------------------------
              R. John Taylor


          /s/ Daniel J. Zaloudek                              Director          March 17, 2000
-------------------------------------------
            Daniel J. Zaloudek

INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement Nos. 2-81697, 2-94816, 33-54791, and 33-32148 on Form S-8, and in Registration
Statement Nos. 33-53655, 333-39551, 333-82165, 333-16353, and 333-16353-03 on
Form S-3 of our report dated February 4, 2000 (February 16, 2000 as to Note 15), appearing in this Annual Report on Form 10-K of Avista Corporation for the year ended December 31, 1999.


/s/  Deloitte & Touche LLP


Deloitte & Touche LLP

Seattle, Washington
March 17, 2000

AVISTA CORPORATION
--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
3(a)          1-3701 (with                      Restated Articles of Incorporation of Avista Corporation as
              1998 Form 10-K)                     restated February 25, 1999.

3(b)          1-3701 (with 1999                 Bylaws of Avista Corporation, as amended May 13, 1999.
              2nd Quarter 10-Q)

4(a)-1        2-4077B-3                         Mortgage and Deed of Trust, dated as of June 1, 1939.

4(a)-2        2-98124(c)                        First Supplemental Indenture, dated as of October 1, 1952.

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

4(a)-21       2-79571              4(a)-21      Twentieth Supplemental Indenture, dated as of August 1, 1982.

-----------------

*Incorporated herein by reference.
**Filed herewith.

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
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

4(a)-25       1-3701 (with         4(a)-25      Twenty-Fourth Supplemental Indenture, dated as of
              1987 Form 10-K)                     January 1, 1988.

4(a)-26       1-3701 (with         4(a)-26      Twenty-Fifth Supplemental Indenture, dated as of
              1989 Form 10-K)                     October 1, 1989.

4(a)-27       33-51669             4(a)-27      Twenty-Sixth Supplemental Indenture, dated as of
                                                  April 1, 1993.

4(a)-28       1-3701 (with         4(a)-28      Twenty-Seventh Supplemental Indenture, dated as of
              1993 Form 10-K)                     January 1, 1994.

4(b)-1        **                                Loan Agreement between City of Forsyth, Montana, and the
                                                  Company, dated as of September 1, 1999 (Series 1999A).

4(b)-2        **                                Indenture of Trust, Pollution Control Revenue Refunding
                                                  Bonds (Series 1999A) between City of Forsyth, Montana, and
                                                  Chase Manhattan Bank and Trust Company, N.A., dated as of
                                                  September 1, 1999.

4(b)-3        **                                Loan Agreement between City of Forsyth, Montana, and the
                                                  Company, dated as of September 1, 1999 (Series 1999B).

4(b)-4        **                                Indenture of Trust, Pollution Control Revenue Refunding
                                                  Bonds (Series 1999B) between City of Forsyth, Montana, and
                                                  Chase Manhattan Bank and Trust Company, N.A., dated as of
                                                  September 1, 1999.

4(c)-1        1-3701 (with         4(h)-1       Indenture between the Company and Chemical Bank dated
              1988 Form 10-K)                     as of July 1, 1988 (Series A and B Medium-Term Notes).

4(d)-1        1-3701 (with                      Credit Agreement between the Company and Toronto
              1998 Form 10-K)                     Dominion (Texas), Bank of America National Trust and
                                                  Savings Association and The Bank of New York with Toronto
                                                  Dominion as the agent, dated June 30, 1998.

4(d)-2        **                                Amended and Restated Credit Agreement between the Company
                                                  and Toronto Dominion (Texas), Bank of America National
                                                  Trust and Savings Association and The Bank of New York
                                                  with Toronto Dominion as the agent, dated June 29, 1999.


------------------

*Incorporated herein by reference.
**Filed herewith.

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
4(e)          1-3701 (with Form    4            Rights Agreement, dated as of November 15, 1999, between
              8-K dated November                 the Company and the Bank of New York as successor
              15,1999)                           Rights Agent.

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

10(f)         2-60728              5(j)         Pacific Northwest Coordination Agreement, dated as of
                                                  September 15, 1964.

----------

*Incorporated herein by reference.
**Filed herewith.

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
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

10(g)-2       1-3701 (with Form    10(h)-3      Centralia Fuel Supply Agreement between PacifiCorp
              10-K for 1991)                      Electric Operations, as the Seller, and the Company, Puget
                                                  Sound Power & Light Company, Portland General Electric
                                                  Company, Seattle City Light, Tacoma City Light and Grays
                                                  Harbor and Snohomish County Public Utility Districts,
                                                  as the Buyers of coal for the Centralia Steam Electric
                                                  Generating Plant, dated as of January 1, 1991.

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


-----------
*Incorporated herein by reference.
**Filed herewith.

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
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

10(j)-3       1-3701 (with         10(k)-4      Amendment dated as of January 1, 1990, to Firm
              1989 Form 10-K)                     Transportation Agreement, dated as of June 15, 1988,
                                                  between the Company and Northwest Pipeline Corporation.

10(j)-4       1-3701 (with         10(k)-6      Firm Transportation Service Agreement, dated as of
              1992 Form 10-K)                     April 25, 1991, between the Company and Pacific Gas
                                                  Transmission Company.

10(j)-5       1-3701 (with         10(k)-7      Service Agreement Applicable to Firm Transportation Service,
              1992 Form 10-K)                     dated June 12, 1991, between the Company and Alberta
                                                  Natural Gas Company Ltd.

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

---------
*  Incorporated herein by reference.
** Filed herewith.

                     Previously Filed*
                 -------------------------
                 With
              Registration            As
Exhibit          Number            Exhibit
-------          ------            -------
10(m)         1-3701 (with         10(v)        Supplemental Agreement No. 2, Skagit/Hanford Project,
              1983 Form 10-K)                     dated as of December 27, 1983, relating to the termination of the Skagit/Hanford Project.

10(n)         1-3701 (with         10(p)-l      Agreement for Purchase and Sale of Firm Capacity and
              1986                                Energy between Puget Sound Power & Light Company
              Form 10-K)                          and the Company, dated as of August 1, 1986.

10(o)         1-3701 (with         10(q)-1      Electric Service and Purchase Agreement between
              1991 Form 10-K)                     Potlatch Corporation and the Company, dated as of
                                                  January 3, 1991.

10(p)         1-3701 (with         10(s)-1      Agreements for Purchase and Sale of Firm Capacity
              1992 Form 10-K)                     between the Company and Portland General Electric
                                                  Company dated March and June 1992.

10(q)-1       1-3701 (with         10(t)-8      Executive Deferral Plan of the Company. (***)
              1992 Form 10-K)

10(q)-2       1-3701 (with         10(t)-10     The Company's Unfunded Supplemental
              1992 Form 10-K)                      Executive Retirement Plan. (***)

10(q)-3       1-3701 (with         10(t)-11     The Company's Unfunded Supplemental
              1992 Form 10-K)                      Executive Disability Plan. (***)

10(q)-4       1-3701 (with         10(t)-12     Income Continuation Plan of the Company. (***)
              1992 Form 10-K)

10(q)-5       1-3701 (with                      Long-Term Incentive Plan. (***)
              1998 Form 10-K)

10(q)-6       1-3701 (with                      Employment Agreement between the Company and
              1998 Form 10-K)                     T. M. Matthews. (***)

10(q)-7       **                                Employment Agreement between the Company and
                                                  David J. Meyer. (***)

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