Form 10-Q
period 2000-03-31
AVISTA CORP
filed 2000-05-12
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                               Yes [X]    No [ ]


At May 1, 2000, 47,110,537 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      Index

                                                                                      Page No.
                                                                                      --------
Part I. Financial Information:

           Item 1. Financial Statements

               Consolidated Statements of Income - Three Months Ended
                  March 31, 2000 and 1999...........................................      3

               Consolidated Balance Sheets - March 31, 2000
                  and December 31, 1999.............................................      4

               Consolidated Statements of Capitalization - March 31, 2000
                  and December 31, 1999.............................................      5

               Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 2000 and 1999...........................................      6

               Schedule of Information by Business Segments - Three Months Ended
                  March 31, 2000 and 1999...........................................      7

               Notes to Consolidated Financial Statements...........................      9

           Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................      13

           Item 3. Quantitative and Qualitative Disclosures About Market Risk             18

Part II.   Other Information:

           Item 5. Other Information................................................      19

           Item 6. Exhibits and Reports on Form 8-K.................................      20

Signature...........................................................................      21

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                2000               1999
                                                                             -----------        -----------
OPERATING REVENUES ...................................................       $ 1,381,974        $ 1,212,822
                                                                             -----------        -----------
OPERATING EXPENSES:
  Resource costs .....................................................         1,258,665          1,065,000
  Operations and maintenance .........................................            27,422             52,772
  Administrative and general .........................................            24,707             30,517
  Depreciation and amortization ......................................            19,150             19,074
  Taxes other than income taxes ......................................            16,110             15,096
  Exit costs - Avista Energy's Eastern energy business ...............             4,907                  -
  Restructuring charges - Pentzer ....................................             1,940                  -
                                                                             -----------        -----------
    Total operating expenses ........................................         1,352,901          1,182,459
                                                                             -----------        -----------
INCOME FROM OPERATIONS ...............................................            29,073             30,363
                                                                             -----------        -----------
OTHER INCOME (EXPENSE):
  Interest expense ...................................................           (14,737)           (16,739)
  Net gain on subsidiary transactions ................................                 -             16,479
  Other income-net ...................................................             3,362              1,586
                                                                             -----------        -----------
     Total other income (expense)-net ................................           (11,375)             1,326
                                                                             -----------        -----------
INCOME BEFORE INCOME TAXES ...........................................            17,698             31,689
INCOME TAXES .........................................................             7,173             12,301
                                                                             -----------        -----------

NET INCOME ...........................................................            10,525             19,388

DEDUCT-Preferred stock dividend requirements  (Note 5) ...............            21,910              5,384
                                                                             -----------        -----------
INCOME AVAILABLE FOR COMMON STOCK ....................................       $   (11,385)       $    14,004
                                                                             ===========        ===========
Average common shares outstanding (thousands), Basic  (Note 5) .......            41,297             40,454

Average common shares outstanding (thousands), Diluted  (Note 5) .....            49,524             55,960

EARNINGS PER SHARE OF COMMON STOCK, BASIC  (Note 5) ..................       $     (0.28)       $      0.35
EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 5) ................       $     (0.28)       $      0.34

Dividends paid per common share ......................................       $      0.12        $      0.12

NET INCOME ...........................................................       $    10,525        $    19,388
                                                                             -----------        -----------
OTHER COMPREHENSIVE INCOME:

  Foreign currency translation adjustment ............................                41                220
  Unrealized investment gains/(losses)-net of tax ....................               154                415
                                                                             -----------        -----------
OTHER COMPREHENSIVE INCOME ...........................................               195                635
                                                                             -----------        -----------
COMPREHENSIVE INCOME .................................................       $    10,720        $    20,023
                                                                             ===========        ===========

        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                           March 31,      December 31,
                                                                             2000             1999
                                                                          ----------       ----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ......................................       $   46,090       $   40,041
   Temporary cash investments .....................................            3,200            7,490
   Accounts and notes receivable-net ..............................          382,727          530,774
   Energy commodity assets ........................................          729,721          585,913
   Materials and supplies, fuel stock and natural gas stored ......           22,109           28,352
   Prepayments and other ..........................................           39,756           21,499
                                                                          ----------       ----------
     Total current assets .........................................        1,223,603        1,214,069
                                                                          ----------       ----------

UTILITY PROPERTY:
   Utility plant in service-net ...................................        2,196,694        2,184,698
   Construction work in progress ..................................           32,664           30,912
                                                                          ----------       ----------
     Total ........................................................        2,229,358        2,215,610
   Less:  Accumulated depreciation and amortization ...............          725,716          714,773
                                                                          ----------       ----------
     Net utility plant ............................................        1,503,642        1,500,837
                                                                          ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ...............................           52,383           54,123
   Non-utility properties and investments-net .....................          138,528          137,213
   Energy commodity assets ........................................          571,678          491,799
   Other-net ......................................................           32,976           31,051
                                                                          ----------       ----------
     Total other property and investments .........................          795,565          714,186
                                                                          ----------       ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax ......................          163,083          166,456
   Conservation programs ..........................................           43,900           44,444
   Unamortized debt expense .......................................           31,117           31,122
   Other-net ......................................................           47,864           42,380
                                                                          ----------       ----------
     Total deferred charges .......................................          285,964          284,402
                                                                          ----------       ----------

       TOTAL ......................................................       $3,808,774       $3,713,494
                                                                          ==========       ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable ...............................................       $  431,859       $  522,478
   Energy commodity liabilities ...................................          744,319          594,065
   Taxes and interest accrued .....................................           43,923           35,123
   Other ..........................................................           34,249           35,313
                                                                          ----------       ----------
     Total current liabilities ....................................        1,254,350        1,186,979
                                                                          ----------       ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ........................................           46,699           44,067
   Deferred revenue ...............................................          130,759          132,975
   Energy commodity liabilities ...................................          516,751          441,372
   Deferred income taxes ..........................................          375,410          377,049
   Other deferred credits .........................................           13,055           11,041
                                                                          ----------       ----------
     Total non-current liabilities and deferred credits ...........        1,082,674        1,006,504
                                                                          ----------       ----------

CAPITALIZATION (See Consolidated Statements of Capitalization) ....        1,471,750        1,520,011
                                                                          ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

       TOTAL ......................................................       $3,808,774       $3,713,494
                                                                          ==========       ==========


        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                            March 31,         December 31,
                                                                                              2000               1999
                                                                                           -----------        -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
     Secured Medium-Term Notes:
       Series A - 6.13% to 7.90% due 2000 through 2023 .............................       $   139,400        $   139,400
       Series B - 6.20% to 7.89% due 2000 through 2010 .............................           109,000            124,000
                                                                                           -----------        -----------
       Total first mortgage bonds ..................................................           248,400            263,400
                                                                                           -----------        -----------

   Pollution Control Bonds:
     Floating Rate, Colstrip 1999A, due 2032 .......................................            66,700             66,700
     Floating Rate, Colstrip 1999B, due 2034 .......................................            17,000             17,000
     6% Series due 2023  ...........................................................             4,100              4,100
                                                                                           -----------        -----------
       Total pollution control bonds ...............................................            87,800             87,800
                                                                                           -----------        -----------
   Unsecured Medium-Term Notes:
     Series A - 7.94% to 9.57% due 2001 through 2007 ...............................            31,000             31,000
     Series B - 6.75% to 8.23% due 2001 through 2023 ...............................            96,000             96,000
     Series C - 5.99% to 8.02% due 2007 through 2028  ..............................           109,000            109,000
                                                                                           -----------        -----------
       Total unsecured medium-term notes ...........................................           236,000            236,000
                                                                                           -----------        -----------

   Notes payable (due within one year) to be refinanced ............................            85,000            118,500
   Other ...........................................................................            11,581             12,503
                                                                                           -----------        -----------
     Total long-term debt ..........................................................           668,781            718,203
                                                                                           -----------        -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ....................................................            60,000             60,000
     Floating Rate, Series B, due 2037 .............................................            50,000             50,000
                                                                                           -----------        -----------
       Total company-obligated mandatorily redeemable preferred trust securities ...           110,000            110,000
                                                                                           -----------        -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $6.95 Series K; 350,000 shares outstanding ($100 stated value) ................            35,000             35,000
                                                                                           -----------        -----------
       Total subject to mandatory redemption .......................................            35,000             35,000
                                                                                           -----------        -----------

CONVERTIBLE PREFERRED STOCK:
   Not subject to mandatory redemption:
     $12.40 Convertible Series L; 0 and 1,508,210 shares outstanding ($182.80
       stated value) ...............................................................                 -            263,309
                                                                                           -----------        -----------
       Total convertible preferred stock ...........................................                 -            263,309
                                                                                           -----------        -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     47,077,536 and 35,648,239 shares outstanding ..................................           607,467            318,731
   Note receivable from employee stock ownership plan ..............................            (7,968)            (8,240)
   Capital stock expense and other paid in capital .................................           (12,027)            (4,347)
   Other comprehensive income ......................................................                29               (166)
   Retained earnings ...............................................................            70,468             87,521
                                                                                           -----------        -----------
     Total common equity ...........................................................           657,969            393,499
                                                                                           -----------        -----------

TOTAL CAPITALIZATION ...............................................................       $ 1,471,750        $ 1,520,011
                                                                                           ===========        ===========


        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                                2000             1999
                                                                             ---------        ---------
OPERATING  ACTIVITIES:
   Net income ........................................................       $  10,525        $  19,388
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ...................................          19,150           19,074
     Provision for deferred income taxes .............................           2,299           11,275
     Allowance for equity funds used during construction .............            (283)            (301)
     Power and natural gas cost deferrals and amortizations ..........             591           (1,249)
     Gain on sale of subsidiary investments and other-net ............             321          (10,869)
     (Increase) decrease in working capital components:
       Sale of customer accounts receivables-net .....................          25,000                -
       Receivables and prepaid expense ...............................          69,806          (11,559)
       Materials & supplies, fuel stock and natural gas stored .......           5,504            4,130
       Payables and other accrued liabilities ........................         (82,765)           9,874
       Other .........................................................          30,613           (4,506)
                                                                             ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................          80,761           35,257
                                                                             ---------        ---------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ..........         (18,076)         (16,327)
   Other capital requirements ........................................          (6,086)          (6,877)
   (Increase) decrease in other noncurrent balance sheet items-net ...          15,129           (2,422)
   Proceeds from sale of subsidiary investments ......................               -           63,483
   Assets acquired and investments in subsidiaries ...................          (1,810)         (40,755)
                                                                             ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES ................................         (10,843)          (2,898)
                                                                             ---------        ---------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings........................         (36,030)          38,801
   Proceeds from issuance of long-term debt ..........................               -              581
   Redemption and maturity of long-term debt .........................         (16,034)         (52,694)
   Repurchase of common stock ........................................            (648)               -
   Cash dividends paid ...............................................          (9,473)         (10,250)
   Other-net .........................................................          (1,684)            (826)
                                                                             ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES ................................         (63,869)         (24,388)
                                                                             ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................           6,049            7,971
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................          40,041           72,836
                                                                             ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................       $  46,090        $  80,807
                                                                             =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest ........................................................       $  15,901        $  13,862
     Income taxes ....................................................               1            1,439
   Noncash financing and investing activities:
     Series L Preferred Stock converted to common stock ..............         271,286                -
     Property purchased under capitalized leases .....................               -              267


        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                          2000               1999
                                                                      -----------        -----------
OPERATING REVENUES:
   Avista Utilities ...........................................       $   298,542        $   266,786
   Energy Trading and Marketing ...............................         1,106,188            895,691
   Information and Technology .................................             2,290                695
   Avista Ventures ............................................             7,114             50,278
   Intersegment eliminations ..................................           (32,160)              (628)
                                                                      -----------        -----------
     Total operating revenues .................................       $ 1,381,974        $ 1,212,822
                                                                      ===========        ===========

RESOURCE COSTS:
   Avista Utilities:
     Power purchased ..........................................       $   119,133        $   110,088
     Natural gas purchased for resale .........................            42,549             35,191
     Fuel for generation ......................................            13,568              8,001
     Other ....................................................            12,884             10,473
   Energy Trading and Marketing:
     Cost of sales ............................................         1,102,691            901,875
   Intersegment eliminations ..................................           (32,160)              (628)
                                                                      -----------        -----------
     Total resource costs (excluding non-energy businesses)  ..       $ 1,258,665        $ 1,065,000
                                                                      ===========        ===========

GROSS MARGINS:
   Avista Utilities ...........................................       $   110,408        $   103,033
   Energy Trading and Marketing ...............................             3,497             (6,184)
                                                                      -----------        -----------
     Total gross margins (excluding non-energy businesses)  ...       $   113,905        $    96,849
                                                                      ===========        ===========

OPERATIONS AND MAINTENANCE EXPENSES:
   Avista Utilities ...........................................       $    16,265        $    13,035
   Energy Trading and Marketing ...............................               567                 10
   Information and Technology .................................             4,632              1,341
   Avista Ventures ............................................             5,958             38,386
                                                                      -----------        -----------
     Total operations and maintenance expenses ................       $    27,422        $    52,772
                                                                      ===========        ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Avista Utilities ...........................................       $    14,338        $    14,490
   Energy Trading and Marketing ...............................             3,782              6,076
   Information and Technology .................................             4,879                906
   Avista Ventures ............................................             1,708              9,045
                                                                      -----------        -----------
     Total administrative and general expenses ................       $    24,707        $    30,517
                                                                      ===========        ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Avista Utilities ...........................................       $    16,685        $    15,453
   Energy Trading and Marketing ...............................               652                559
   Information and Technology .................................               825                208
   Avista Ventures ............................................               988              2,854
                                                                      -----------        -----------
     Total depreciation and amortization expenses .............       $    19,150        $    19,074
                                                                      ===========        ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Avista Utilities ...........................................       $    47,606        $    45,899
   Energy Trading and Marketing ...............................            (6,547)           (12,828)
   Information and Technology .................................            (8,262)            (1,771)
   Avista Ventures ............................................            (3,724)              (937)
                                                                      -----------        -----------
     Total income from operations .............................       $    29,073        $    30,363
                                                                      ===========        ===========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars


                                                                          2000               1999
                                                                      -----------        -----------
INCOME AVAILABLE FOR COMMON STOCK:
   Avista Utilities ...........................................       $    (2,054)       $    14,083
   Energy Trading and Marketing ...............................            (3,538)            (7,336)
   Information and Technology .................................            (5,664)            (1,254)
   Avista Ventures ............................................              (129)             8,511
                                                                      -----------        -----------
     Total income available for common stock  (Note 5) ........       $   (11,385)       $    14,004
                                                                      ===========        ===========

ASSETS:  (1999 amounts at December 31)
   Avista Utilities ...........................................       $ 1,926,704        $ 1,976,716
   Energy Trading and Marketing ...............................         1,731,521          1,595,470
   Information and Technology .................................            40,776             26,379
   Avista Ventures ............................................           109,773            114,929
                                                                      -----------        -----------
     Total assets .............................................       $ 3,808,774        $ 3,713,494
                                                                      ===========        ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Avista Utilities ...........................................       $    18,578        $    15,918
   Energy Trading and Marketing ...............................                13              3,658
   Information and Technology .................................             4,827              2,156
   Avista Ventures ............................................               474              1,094
                                                                      -----------        -----------
     Total capital expenditures ...............................       $    23,892        $    22,826
                                                                      ===========        ===========


        The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.


NOTE 2. RESTRUCTURING CHARGES

In November 1999, Avista Energy, Inc. (Avista Energy) began to redirect its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West. The downsizing plan called for shutting down all of the operations in Houston and Boston and eliminating approximately 80 positions. The Houston operations were closed during the first quarter of 2000, with the Boston operations scheduled to close during the second quarter. In the fourth quarter of 1999, Avista Energy recorded a charge of $5.9 million, after taxes, for expenses related to employee terminations, such as contract terminations and retention payments. During the first quarter of 2000, the entire $5.9 million reserve was paid out for employee termination expenses, leaving no accrued balance at March 31, 2000. Avista Energy sold its Eastern power book during the first quarter of 2000 for a $1.6 million before-tax loss. To date, Avista Energy has not found a buyer for the natural gas or coal contracts. In addition to the restructuring charges previously reserved and paid, other transition costs in the amount of $4.9 million before taxes were incurred during the first quarter of 2000 related to closing the Houston and Boston offices and discontinuing operations in the East. Additional transition costs will continue through the second quarter of 2000.

In the 1999 Form 10-K, it was announced that Pentzer Corporation (Pentzer) would also be redirecting its focus. In the first quarter of 2000, Pentzer recorded a charge of $1.2 million, after taxes, for expenses related to employee terminations. None of the $1.2 million for termination benefits was paid out as of March 31, 2000.


NOTE 3. ENERGY COMMODITY TRADING

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at March 31, 2000 are set forth below (volumes in thousands of mmBTUs and MWhs, dollars in thousands):

                                             Fixed Price    Fixed Price       Maximum
                                                Payor        Receiver      Terms in Years
                                             -----------    -----------    --------------
Energy commodities (volumes)
   Natural gas                                 248,138       230,974             4
   Electric                                    195,124       182,554            20
   Coal (tons)                                   3,595         3,595             1

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                             Index Price    Index Price       Maximum
                                                Payor        Receiver       Terms in Years
                                             -----------    -----------     --------------
Energy commodities (volumes)
   Natural gas                                 684,984       621,716             5
   Electric                                      1,215           903             5


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

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at March 31, 2000, and the average fair value of those instruments held during the three months ended March 31, 2000 are set forth below (dollars in thousands):

                                    Fair Value                                        Average Fair Value for the
                                as of March 31, 2000                              three months ended March 31, 2000
                  --------------------------------------------------     ---------------------------------------------------
                  Current      Long-term     Current      Long-term      Current      Long-term      Current      Long-term
                   Assets        Assets    Liabilities   Liabilities      Assets        Assets     Liabilities   Liabilities
                  -------      --------    -----------   -----------     -------      ---------    -----------   -----------
Natural gas      $109,775      $ 35,700      $110,366      $ 25,532      $ 92,599      $ 32,598      $ 93,773      $ 24,663
Electric          616,123       535,062       630,315       491,016       558,042       497,281       568,917       454,233
Coal                3,823           916         3,638           203         7,176           859         6,502           165
                 --------      --------      --------      --------      --------      --------      --------      --------
Total            $729,721      $571,678      $744,319      $516,751      $657,817      $530,738      $669,192      $479,061


The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of March 31, 2000 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at March 31, 2000 was approximately four months. The weighted average term of Avista Energy's coal derivative commodity instruments at March 31, 2000 was approximately six months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk from December 31, 1999 to March 31, 2000 was $0.05 million and is included on the Consolidated Statements of Income in operating revenues.


NOTE 4. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 5. EARNINGS PER SHARE

Average common shares outstanding for basic earnings per share were 41,296,963 and 40,453,729 for the quarters ended March 31, 2000 and 1999, respectively. On February 16, 2000, all outstanding shares of Series L Preferred Stock were converted into 11,410,047 shares of common stock, which averaged 7,623,916 shares of common stock for the quarterly calculation of diluted earnings per share. The costs of converting the Series L Preferred Stock into common stock totaled $21.3 million for the first quarter of 2000, with $18.1 million representing the optional conversion premium and $3.2 million attributable to the regular dividend on the stock. However, these costs were not included in the calculation of diluted earnings per share because their effect was antidilutive.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                               1st Quarter
                                                         -----------------------
                                                            2000           1999
                                                         --------       --------
Net income                                               $ 10,525       $ 19,388
Less:  Preferred stock dividends                           21,910          5,384
                                                         --------       --------
Income available for common stock-basic                   (11,385)        14,004
Convertible Preferred Stock, Series L,
    dividend requirements                                       -          4,775
                                                         --------       --------
Income available for common stock-diluted                $(11,385)      $ 18,779
                                                         ========       ========

Weighted-average number of common shares
    outstanding-basic                                      41,297         40,454
Conversion of Convertible Preferred Stock, Series L         7,624         15,405
Restricted stock                                               99            101
Exercise of stock options                                     504              -
                                                         --------       --------
Weighted-average number of common shares
    outstanding-diluted                                    49,524         55,960

Earnings per common share
    Basic                                                $  (0.28)      $   0.35
    Diluted                                              $  (0.28)      $   0.34


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

The DOE issued a Draft Agreed Order to the Company on January 17, 2000, and solicited public comment. The Agreed Order was signed by the DOE, the Company and Burlington Northern Railroad (another PLP) on March 13, 2000. The work to be performed under the Agreed Order includes three major technical parts: completion of the RI; performance of a focused Feasibility Study (FS); and, implementation of an interim groundwater monitoring plan. The RI is currently under review by the DOE, with comments expected during the second quarter of 2000. The Company will be submitting the FS for comments in mid-May.

AVISTA CORPORATION
--------------------------------------------------------------------------------

EASTERN PACIFIC ENERGY

On October 9, 1998, Eastern Pacific Energy (Eastern Pacific), an energy aggregator participating in the restructured retail energy market in California, filed suit against the Company and its affiliates, Avista Advantage and Avista Energy, in the United States District Court for the Central District of California. Eastern Pacific alleges, among other things, a breach of an oral or implied joint venture agreement whereby the Company agreed to supply not less than 300 megawatts of power to Eastern Pacific's California customers and that Avista Advantage agreed to provide energy-related products and services. The complaint seeks an unspecified amount of damages and also seeks to recover any future profits earned from sales of the aforementioned amount of power to California consumers.

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

SALE OF CREATIVE SOLUTIONS GROUP

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc., filed a complaint against Pentzer Corporation, in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. Plaintiffs allege that Pentzer breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiffs allege damages in the approximate amount of $27 million. Pentzer has retained legal counsel and intends to vigorously defend against this action.

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

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy), Avista Power, Inc. (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). Avista Energy is an electricity and natural gas marketing and trading business, also operating primarily in the WSCC. Avista Power was formed to develop and own generation assets primarily in support of Avista Energy. Avista-STEAG is a joint venture between Avista Capital and STEAG AG, a German independent power producer, to develop electric generating assets.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs), Avista Communications, Inc. (Avista Communications) and Avista Fiber, Inc. (Avista Fiber). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer. Avista Communications is a Competitive Local Exchange Carrier (CLEC) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western United States. In April 2000, Avista Communications and Avista Fiber merged operations, so Avista Communications is now additionally responsible for designing, building and managing metropolitan area fiber optic networks.

The Avista Ventures line of business includes Avista Ventures, Inc. (Avista Ventures), Pentzer Corporation (Pentzer), Avista Development, Inc. (Avista Development) and Avista Services, Inc. (Avista Services). Avista Ventures was formed late in the first quarter of 2000 to align Avista Corp.'s investment and acquisition activities in the strategic growth areas of energy, information and technology. Avista Ventures will be responsible for developing a pipeline of future opportunities for growth and innovation. Avista Ventures is the parent company to Pentzer and Avista Development. Pentzer was the parent company to the majority of the Company's other subsidiary businesses until 1999, when it sold two groups of its portfolio companies. Pentzer's business strategy was such that its income resulted from both transactional and non-transactional earnings. Transactional gains have arisen from one-time events or specific transactions, such as the sale of an investment or companies from Pentzer's portfolio of investments. Non-transactional earnings arise out of the ongoing operations of the individual portfolio companies. Avista Development holds other community investments, including real estate, tax credit housing and other assets. Avista Services is the marketing arm of Avista Utilities that offers products and services to existing utility customers, including energy consulting, mail order merchandising and sales of items such as surge protectors and generators.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

OVERALL OPERATIONS

First quarter 2000 net income available for common stock was a loss of $11.4 million, compared to $14.0 million in the first quarter of 1999. The decrease was primarily the result of the conversion of the outstanding Series L Preferred Stock back into common stock, which resulted in a one-time charge of $21.3 million to preferred stock dividend requirements. Excluding the effect of this transaction, the Company would have had net income available for common stock of $9.9 million. The decrease in 2000 earnings from 1999 levels is also due to the $10.1 million transactional gain, net of taxes, recorded in the first quarter of 1999 by Pentzer from the sale of a group of portfolio companies. The gain resulted in income of $8.5 million from the Avista Ventures line of business in 1999 compared to a loss of $0.1 million in 2000. Losses from the Information and Technology line of business increased $4.4 million in 2000 from first quarter 1999 as these businesses continued to grow their operations. Losses from the Energy Trading and Marketing line of business decreased $3.8 million from the first quarter of 1999. Avista Utilities' results, excluding preferred stock dividend requirements, improved $0.4 million over the same period in 1999.

Overall reported basic earnings per share for the first quarter of 2000 were a loss of $0.28, compared to $0.35 in 1999. Excluding the effect of the charge for the conversion of the Series L Preferred Stock, earnings per share would have been $0.20, compared to $0.34 per diluted share in 1999. As a result of this preferred dividend charge, Avista Utilities recorded a loss of $0.05 per basic share for the first quarter of 2000 compared to a contribution of $0.35 in the first quarter of 1999. Energy Trading and Marketing operations had a loss of $0.09 per basic share in the first quarter of 2000 compared to a loss of $0.18 in the same period in 1999. Information and Technology operations had a loss of $0.14 per basic share in 2000 compared to a loss of $0.03 in 1999. Results from the Avista Ventures line of business were slightly negative in the first quarter of 2000, with no impact on earnings per share, compared to a contribution of $0.21 in the same period in 1999, which was primarily due to the $0.18 per share contribution from Pentzer's 1999 transactional gain mentioned above.


AVISTA UTILITIES

Avista Utilities' pre-tax income from operations increased $1.7 million, or 4%, in the first quarter of 2000 over the same period in 1999. The increase was primarily the result of increased wholesale electric sales revenues, due to higher market prices, and higher retail electric and natural gas revenues due to price increases approved by state public utility commissions. The increased revenues were partially offset by increased resource costs and higher operating expenses. Avista Utilities' operating revenues and expenses increased $31.8 million and $30.1 million, respectively, during the first quarter of 2000 as compared to 1999.

Retail electric revenues increased $3.9 million in the first quarter of 2000 over 1999 due to increased prices and greater sales volumes due to customer growth. Streamflows in the first quarter of 2000 were 107% of normal compared to 134% in the first quarter of 1999. However, due to factors such as timing of the flows, hydroelectric generation was 4% higher in the first quarter of 2000 than in 1999. Wholesale electric revenues increased $18.5 million, or 20%, while sales volumes increased only 1% during the first quarter of 2000 over 1999, reflecting prices that were 19% higher for purchased power in the region. Natural gas revenues increased $8.0 million in the first quarter of 2000 over 1999 due to increased prices approved by state commissions and increased therm sales, primarily due to customer growth.

Purchased power prices were 13% higher than last year, resulting in a $9.0 million, or 8%, increase in purchased power in the first quarter of 2000 over 1999. Purchased natural gas costs increased $7.4 million in the first quarter of 2000, primarily from increased therm sales due to customer growth. Fuel for generation increased $5.6 million due to increased generation at the thermal plants. Operations and maintenance expenses increased $3.2 million due to a variety of items, including higher fees associated with the increased amount of customer accounts receivables sold, increased accruals for uncollectible accounts and other expenses related to customer accounting services. Depreciation and amortization expenses increased $1.2 million, primarily due to increased plant in service.

AVISTA CORPORATION
--------------------------------------------------------------------------------

ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power and Avista-STEAG. Avista Energy maintains a trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), which causes earnings variability.

Energy Trading and Marketing income available for common stock for the first quarter of 2000 was a loss of $3.5 million, compared to a loss of $7.3 million in the first quarter of 1999. Avista Energy's operations were primarily affected by losses from the liquidation of its Eastern electric book and associated operating costs to close its Eastern operations in Houston and Boston. The Houston office was closed during the first quarter of 2000, with the Boston office expected to close during the second quarter. The Eastern electric book was sold at a $1.6 million pre-tax loss. Avista Energy is currently seeking a buyer for its Eastern natural gas contracts.

Energy Trading and Marketing's revenues and operating expenses increased $210.5 million and $204.2 million, respectively, in the first quarter of 2000 over 1999. The increase in revenues and expenses is primarily the result of the settlement of contracts originated during Avista Energy's initial growth from 1997 through early 1999. During this period, Avista Energy had been developing and expanding its business and adding experienced traders and staff. This growth continued through the first quarter of 1999 when Avista Energy purchased Vitol Gas & Electric, LLC.

In November 1999, the decision was made to reduce Avista Energy's risk by redirecting its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West backed by contracts for energy commodities and by the output of specific facilities available under contract. The change in the strategy followed significant changes in the overall energy trading and marketing industry that created low margins while requiring higher levels of investment, credit commitments and value-at-risk limits. Mergers and consolidations within the industry also created a small number of large players, and a marketplace where liquidity and volatility were not favorable.

Energy Trading and Marketing's total assets and liabilities increased $136.1 million from December 1999 to March 2000. Avista Energy's energy commodity assets and liabilities increased primarily as a result of significant price increases for both natural gas and power during this period. Trade receivables and payables decreased due to lower sales volumes as Avista Energy has discontinued its trading activity in the East.


INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs, Avista Communications and Avista Fiber. Avista Corp. has committed to invest in the development of these information and technology start-up businesses as part of its overall strategic focus on generating shareholder value.

Information and Technology's income available for common stock for the first quarter of 2000 was a loss of $5.7 million, compared to a loss of $1.3 million in 1999. Operating revenues and expenses for this line of business increased $1.6 million and $8.1 million, respectively, during the first quarter of 2000 over 1999, primarily due to growth in each of the individual businesses.


AVISTA VENTURES

The Avista Ventures line of business includes the results of Avista Ventures, Pentzer, Avista Development and Avista Services.

Income available for common stock for this line of business was a loss of $0.1 million in the first quarter of 2000, compared to first quarter 1999 earnings of $8.5 million. The 1999 earnings included a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of a group of portfolio companies.

Operating revenues and expenses for this line of business decreased $43.2 million and $40.4 million, respectively, during the first quarter of 2000, as compared to 1999, primarily as a result of the sales of portfolio companies by Pentzer. The Creative Solutions Group of companies was sold at the end of the first quarter of 1999 and the Store Fixtures Group of companies was sold during the third quarter of 1999, so revenues and expenses from these eleven companies were included in the first quarter 1999 amounts.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Cash provided by operating activities in the first quarter of 2000 totaled $80.8 million, compared to $35.3 million for the same period in 1999. The primary reason for increased cashflows was the $25.0 million of customer accounts receivables that were sold during the first quarter of 2000. Other various working capital components, such as receivables and payables, continued to change substantially in the 2000 period, primarily due to Avista Energy's operations.

Investing Activities Net cash used in investing activities totaled $10.8 million in the first quarter of 2000 compared to $2.9 million in the same period in 1999. The primary differences in investing activities between 2000 and 1999 were Avista Energy's acquisition of Vitol and the sale of the Creative Solutions Group of companies by Pentzer, both in the first quarter of 1999.

Financing Activities Cash used in financing activities totaled $63.9 million in the first quarter of 2000 compared to $24.4 million in 1999. Short-term borrowings decreased $36.0 million and $16.0 million of long-term debt matured or was redeemed in the first quarter of 2000. In the first quarter of 1999, short-term borrowings increased $38.8 million, and $52.7 million of long-term debt was redeemed or matured.

In August 1998, an exchange offer was made whereby shareholders were provided the opportunity to exchange their shares of common stock for depositary shares, also known as RECONS (Return-Enhanced Convertible Securities). Each RECONS represented a one-tenth ownership interest in one share of mandatorily convertible Series L Preferred Stock. Each RECONS paid an annual dividend of $1.24 for a period of about three years and after three years would automatically convert back to common stock, unless the Company exercised its option to convert the Series L Preferred Stock prior to the end of the three-year period. On February 16, 2000, the Company exercised its option to convert all the remaining outstanding shares of Series L Preferred Stock back into common stock. The RECONS were also converted into common stock on the same conversion date, and each of the RECONS was converted into the following: 0.7205 shares of common stock, representing the optional conversion price; plus 0.0361 shares of common stock, representing the optional conversion premium; plus the right to receive $0.21 in cash, representing an amount equivalent to accumulated and unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

The Company's total common equity increased $264.5 million during the first quarter of 2000 to $658.0 million, primarily due to the conversion of all remaining Series L Preferred Stock back to common stock. The Company's consolidated capital structure at March 31, 2000, was 45% debt, 10% preferred securities and 45% common equity, compared to 47% debt, 27% preferred securities and 26% common equity at December 31, 1999.

Capital expenditures are financed on an interim basis with notes payable (due within one year). The Company has $260 million in committed lines of credit. In addition, the Company may currently borrow up to $100 million through other borrowing arrangements with banks. The Company also has a $50 million regional commercial paper program. As of March 31, 2000, $50.0 million was outstanding under the committed line of credit, $25.0 million was outstanding under other short-term borrowing arrangements and $10.0 million was outstanding under the commercial paper program.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.


ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, expiring May 31, 2000. Avista Energy is in the process of renegotiating the credit agreement with the two commercial banks. The existing credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of

AVISTA CORPORATION
--------------------------------------------------------------------------------

letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At March 31, 2000, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $49.9 million.

At March 31, 2000, the Energy Trading and Marketing operations had $48.1 million in cash and marketable securities with $0.8 million in long-term debt outstanding.

Avista Power and Cogentrix Energy, Inc. entered into an agreement to jointly build a 270 megawatt natural gas combustion turbine facility in Rathdrum, Idaho, with 100% of its output contracted to Avista Energy for 25 years. Non-recourse project financing was completed in March 2000 and the facility is currently under construction, with generation expected to start in late 2001. The total cost of the project is estimated at $160 million; Avista Power's equity in the project is approximately $16 million.


INFORMATION AND TECHNOLOGY OPERATIONS

At March 31, 2000, the Information and Technology operations had $0.1 million in cash and marketable securities with $2.7 million in long-term debt outstanding.


AVISTA VENTURES OPERATIONS

Avista Ventures operations have $21.5 million in short-term borrowing arrangements available (nothing outstanding as of March 31, 2000) to fund Pentzer's portfolio companies' requirements on an interim basis. The short-term borrowing arrangements available and the amounts outstanding have decreased substantially over the past year as a result of the sales of two groups of portfolio companies by Pentzer.

At March 31, 2000, these operations had $3.3 million in cash and marketable securities with $9.2 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).


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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $221.5 million at March 31, 2000.


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

Interest Rate Risk The Company's market risks related to interest rates have not changed materially from those reported in the 1999 Form 10-K.

Commodity Price Risk The Company's market risks related to commodity prices have not changed materially from those reported in the 1999 Form 10-K. The following Value-at-Risk (VAR) information has been updated for the current period. At March 31, 2000, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $1.2 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first quarter of 2000 was $0.9 million.

Foreign Currency Risk The Company's market risks related to foreign currency have not changed materially from those reported in the 1999 Form 10-K.


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1999 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources: Energy Trading Business and Risk Management."

AVISTA CORPORATION
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Washington Rate Cases In October 1999, the Company filed for a general electric rate increase of $26.2 million, or 10.4%, and a general natural gas rate increase of $4.9 million, or 6.5%, with the Washington Utilities and Transportation Commission (WUTC). On May 5, 2000, the WUTC staff recommended a $16.5 million, or 6.5%, electric rate decrease and a $785,000, or 1.0%, natural gas rate increase. The staff also recommended that the Company's annual rate of return on investment for both electricity and natural gas be reduced from its current rate of return of 10.7% to 8.8%. The Company requested a 9.9% rate of return. These recommendations by the WUTC staff are not binding on the commission, which has until September to decide the case. The Company intends to vigorously contest the positions of the WUTC staff and intervenors, believing there is a sound basis for rate relief. The Company will file its rebuttal on June 2. Additional hearings for the case are scheduled for July.

Centralia Power Plant On May 5, 2000, the owners of the Centralia Power Plant sold the plant to TransAlta, a Canadian company. The Company will record a $33.9 million after-tax gain from the sale of its 17.5% ownership interest in the plant. Ratepayers will benefit from the return of $25.8 million of the gain. Idaho customers will get $6.8 million, which translates into a rate reduction of 1.3% over an eight-year period. Washington customers will receive the remaining $19.0 million, with the method and timing to be determined as part of the pending general rate case. Shareholders will benefit from $8.1 million of the gain, which will be included in net income. Avista Utilities will require additional generating capacity, so TransAlta has agreed to replace Avista Utilities' lost output for three years through a purchase agreement. The Company is assessing its options for a longer-term replacement of the power.

Regional Transmission Organizations (RTO) Avista Utilities and five other Western utilities have agreed to study the formation of a for-profit company that would own the companies' transmission lines. The other companies involved in the study are Montana Power Co., Puget Sound Energy Corp., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. This effort is in response to the FERC's Order No. 2000, which requires public utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation, by October 2000.

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

Avista Ventures Avista Ventures has made an initial investment in Metering Technology Corporation (MTC), a California-based company that develops and manufactures digital gas and electric meters. Avista Ventures will also seek opportunities through investments in a network of venture capital firms and has made an investment in the Woodside Fund IV, a firm that invests in early stage technology ventures. Avista Ventures has also committed to invest in, and has made its first contribution to, Enertech Capital Partners.


ADDITIONAL FINANCIAL DATA

At March 31, 2000, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $668.8 million. Of such amount, $236.0 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $336.2 million represents secured indebtedness of the Company. The balance of $96.6 million includes short-term notes to be refinanced as well as indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The following table reflects the ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred dividend requirements:

                                                   12 Months Ended
                                              -------------------------
                                              March 31,     December 31,
                                                2000           1999
                                              --------      -----------
Ratio of Earnings to Fixed Charges             1.43(x)         1.61(x)

Ratio of Earnings to Fixed Charges and
    Preferred Dividend Requirements            0.73(x)         1.07(x)


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

        27     Financial Data Schedule.


(b)     Reports on Form 8-K.

        Dated January 6, 2000, regarding lower utility revenues due to warm weather and fourth quarter charges due to restructuring at Avista Energy and impairment of utility assets.

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



                               AVISTA CORPORATION
                                  (Registrant)




Date: May 12, 2000             /s/ J. E. Eliassen
                            --------------------------
                                 J. E. Eliassen
                            Senior Vice President and
                             Chief Financial Officer
                            (Principal Accounting and
                               Financial Officer)