Form 10-Q
period 2000-06-30
AVISTA CORP
filed 2000-08-14
CIK 104918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark One)


  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission file number 1-3701


                               AVISTA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Washington                                   91-0462470
    ---------------------------------------              -------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

  1411 East Mission Avenue, Spokane, Washington                99202-2600
  ---------------------------------------------              ---------------
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

                                 Yes [X] No [ ]

At August 1, 2000, 47,144,345 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      Index

                                                                      Page No.
                                                                      --------
Part I. Financial Information:

      Item 1.Financial Statements

          Consolidated Statements of Income and Comprehensive
             Income - Three Months Ended June 30, 2000 and 1999....       3

          Consolidated Statements of Income and Comprehensive
             Income - Six Months Ended June 30, 2000 and 1999......       4

          Consolidated Balance Sheets - June 30, 2000
             and December 31, 1999.................................       5

          Consolidated Statements of Capitalization - June 30, 2000
             and December 31, 1999.................................       6

          Consolidated Statements of Cash Flows - Six Months Ended
             June 30, 2000 and 1999................................       7

          Schedule of Information by Business Segments -
             Three Months Ended June 30, 2000 and 1999.............       8

          Schedule of Information by Business Segments -
             Six Months Ended June 30, 2000 and 1999...............      10

          Notes to Consolidated Financial Statements...............      12

      Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................      17

      Item 3.Quantitative and Qualitative Disclosures About
          Market Risk..............................................      28

Part II.   Other Information:

      Item 4.Submission of Matters to a Vote of Security Holders...      28

      Item 5.Other Information.....................................      28

      Item 6.Exhibits and Reports on Form 8-K......................      30

Signature..........................................................      31

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                                   2000               1999
                                                                               -----------         ----------
OPERATING REVENUES.......................................................       $1,353,414         $1,411,736
                                                                               -----------         ----------
OPERATING EXPENSES:
     Resource costs......................................................        1,287,295          1,297,210
     Operations and maintenance..........................................           24,676             37,053
     Administrative and general..........................................           35,040             28,936
     Depreciation and amortization.......................................           18,832             19,223
     Taxes other than income taxes.......................................           12,356             11,934
     Exit costs - Avista Energy's Eastern energy business................            2,958                  -
                                                                               -----------         ----------
         Total operating expenses........................................        1,381,157          1,394,356
                                                                               -----------         ----------
INCOME (LOSS) FROM OPERATIONS............................................          (27,743)            17,380

OTHER INCOME (EXPENSE):
     Interest expense....................................................          (15,230)           (15,006)
     Net gain on subsidiary transactions.................................              729               (884)
     Other income-net....................................................           15,381              7,504
                                                                               -----------         ----------
         Total other income (expense)-net................................              880             (8,386)
                                                                               -----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES........................................          (26,863)             8,994

INCOME TAXES.............................................................           (5,370)               485
                                                                               -----------         ----------
NET INCOME (LOSS)........................................................          (21,493)             8,509

DEDUCT-Preferred stock dividend requirements  (Note 5)...................              608              5,384
                                                                               -----------         ----------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK.................................         $(22,101)            $3,125
                                                                               ===========         ==========
Average common shares outstanding (thousands), Basic  (Note 5)...........           47,113             40,185

EARNINGS (LOSS) PER SHARE OF COMMON STOCK, BASIC  (Note 5)...............           $(0.47)            $ 0.08

EARNINGS (LOSS) PER SHARE OF COMMON STOCK, DILUTED  (Note 5).............           $(0.47)            $ 0.08

Dividends paid per common share..........................................            $0.12             $.0.12

NET INCOME (LOSS)........................................................         $(21,493)            $8,509

OTHER COMPREHENSIVE INCOME (LOSS):

     Foreign currency translation adjustment.............................               16                138
     Unrealized investment gains/(losses)-net of tax.....................              249               (154)
                                                                               -----------         ----------
OTHER COMPREHENSIVE INCOME (LOSS)........................................              265                (16)
                                                                               -----------         ----------
COMPREHENSIVE INCOME (LOSS)..............................................         $(21,228)           $ 8,493
                                                                               ===========         ==========

        The Accompanying Notes are an Integral Part of These Statements.

\CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                  2000                1999
                                                                               -----------         ----------

OPERATING REVENUES.......................................................       $2,735,387         $2,647,931
                                                                               -----------         ----------

OPERATING EXPENSES:
     Resource costs......................................................        2,545,956          2,385,263
     Operations and maintenance..........................................           52,101             90,006
     Administrative and general..........................................           59,747             59,448
     Depreciation and amortization.......................................           37,982             38,297
     Taxes other than income taxes.......................................           28,466             27,030
     Exit costs - Avista Energy's Eastern energy business................            7,865                  -
     Restructuring charges - Pentzer.....................................            1,940                  -
                                                                               -----------         ----------
         Total operating expenses........................................        2,734,057          2,600,044
                                                                               -----------         ----------

INCOME FROM OPERATIONS...................................................            1,330             47,887
                                                                               -----------         ----------

OTHER INCOME (EXPENSE):
     Interest expense....................................................          (29,966)           (31,758)
     Net gain on subsidiary transactions.................................              821             15,594
     Other income-net....................................................           18,650              8,960
                                                                               -----------         ----------
         Total other income (expense)-net................................          (10,495)            (7,204)
                                                                               -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES........................................           (9,165)            40,683

INCOME TAXES.............................................................            1,803             12,786
                                                                               -----------         ----------

NET INCOME (LOSS)........................................................          (10,968)            27,897

DEDUCT-Preferred stock dividend requirements  (Note 5)...................           22,518             10,767
                                                                               -----------         ----------

INCOME (LOSS) AVAILABLE FOR COMMON STOCK.................................         $(33,486)           $17,130
                                                                               ===========         ==========

Average common shares outstanding (thousands), Basic  (Note 5)...........           44,205             40,319

EARNINGS (LOSS) PER SHARE OF COMMON STOCK, BASIC  (Note 5)...............           $(0.76)            $ 0.42

EARNINGS (LOSS) PER SHARE OF COMMON STOCK, DILUTED  (Note 5).............           $(0.76)            $ 0.42

Dividends paid per common share..........................................           $.0.24             $.0.24

NET INCOME (LOSS)........................................................         $(10,968)           $27,897
                                                                               -----------         ----------
OTHER COMPREHENSIVE INCOME (LOSS):

     Foreign currency translation adjustment.............................               57                358
     Unrealized investment gains/(losses)-net of tax.....................              403                261
                                                                               -----------         ----------
OTHER COMPREHENSIVE INCOME (LOSS)........................................              460                619
                                                                               -----------         ----------
COMPREHENSIVE INCOME (LOSS)..............................................         $(10,508)          $ 28,516
                                                                               ===========         ==========

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                 June 30,         December 31,
                                                                                   2000               1999
                                                                               -----------        ------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents...........................................          $62,970            $40,041
     Temporary cash investments..........................................            1,000              7,490
     Accounts and notes receivable-net...................................          668,223            530,774
     Energy commodity assets.............................................        4,081,952            585,913
     Materials and supplies, fuel stock and natural gas stored...........           32,544             28,352
     Prepayments and other...............................................           99,046             21,499
                                                                               -----------         ----------
         Total current assets............................................        4,945,735          1,214,069
                                                                               -----------         ----------
UTILITY PROPERTY:
     Utility plant in service-net........................................        2,153,893          2,184,698
     Construction work in progress.......................................           32,250             30,912
                                                                               -----------         ----------
         Total...........................................................        2,186,143          2,215,610
     Less:  Accumulated depreciation and amortization....................          696,367            714,773
                                                                               -----------         ----------
         Net utility plant...............................................        1,489,776          1,500,837
                                                                               -----------         ----------
OTHER PROPERTY AND INVESTMENTS:
     Investment in exchange power-net....................................           50,638             54,123
     Non-utility properties and investments-net..........................          145,636            137,213
     Non-current energy commodity assets.................................          929,643            491,799
     Other-net...........................................................           23,028             31,051
                                                                               -----------         ----------
         Total other property and investments............................        1,148,945            714,186
                                                                               -----------         ----------
DEFERRED CHARGES:
     Regulatory assets for deferred income tax...........................          160,594            166,456
     Conservation programs...............................................           43,262             44,444
     Unamortized debt expense............................................           31,087             31,122
     Other-net...........................................................           50,563             42,380
                                                                               -----------         ----------
         Total deferred charges..........................................          285,506            284,402
                                                                               -----------         ----------
            TOTAL........................................................       $7,869,962         $3,713,494
                                                                               ===========         ==========
LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
     Accounts payable....................................................         $735,186           $522,478
     Energy commodity liabilities........................................        4,093,826            594,065
     Short-term borrowings...............................................          133,832              2,530
     Taxes and interest accrued..........................................           22,334             35,123
     Other...............................................................           34,870             32,783
                                                                               -----------         ----------
         Total current liabilities.......................................        5,020,048          1,186,979
                                                                               -----------         ----------
NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
     Non-current liabilities.............................................           39,010             44,067
     Deferred revenue....................................................          128,543            132,975
     Non-current energy commodity liabilities............................          843,412            441,372
     Deferred income taxes...............................................          364,049            377,049
     Other deferred credits..............................................          104,170             11,041
                                                                               -----------         ----------
         Total non-current liabilities and deferred credits..............        1,479,184          1,006,504
                                                                               -----------         ----------
CAPITALIZATION (See Consolidated Statements of Capitalization)...........        1,370,730          1,520,011
                                                                               -----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

            TOTAL........................................................       $7,869,962         $3,713,494
                                                                               ===========         ==========

        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
-------------------------------------------------------------------------------
Thousands of Dollars

                                                                                 June 30,         December 31,
                                                                                  2000               1999
                                                                               -----------        ------------
LONG-TERM DEBT:
     First Mortgage Bonds:
         Secured Medium-Term Notes:
            Series A - 6.13% to 7.90% due 2002 through 2023..............         $129,500           $139,400
            Series B - 6.20% to 7.89% due 2000 through 2010..............          109,000            124,000
                                                                               -----------         ----------
            Total first mortgage bonds...................................          238,500            263,400
                                                                               -----------         ----------

     Pollution Control Bonds:
         Floating Rate, Colstrip 1999A, due 2032.........................           66,700             66,700
         Floating Rate, Colstrip 1999B, due 2034.........................           17,000             17,000
         6% Series due 2023..............................................            4,100              4,100
                                                                               -----------         ----------
            Total pollution control bonds................................           87,800             87,800
                                                                               -----------         ----------

     Unsecured Medium-Term Notes:
         Series A - 7.94% to 9.57% due 2001 through 2007.................           31,000             31,000
         Series B - 6.75% to 8.23% due 2001 through 2023.................           96,000             96,000
         Series C - 5.99% to 8.02% due 2007 through 2028.................          109,000            109,000
                                                                               -----------         ----------
            Total unsecured medium-term notes............................          236,000            236,000
                                                                               -----------         ----------

     Notes payable (due within one year) to be refinanced................                -            118,500
     Other...............................................................           30,993             12,503
                                                                               -----------         ----------
         Total long-term debt............................................          593,293            718,203
                                                                               -----------         ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED TRUST SECURITIES:
         7 7/8%, Series A, due 2037......................................           60,000             60,000
         Floating Rate, Series B, due 2037...............................           50,000             50,000
                                                                               -----------         ----------
            Total company-obligated mandatorily redeemable preferred
               trust securities..........................................          110,000            110,000
                                                                               -----------         ----------
PREFERRED STOCK-CUMULATIVE:
     10,000,000 shares authorized:
     Subject to mandatory redemption:
         $6.95 Series K; 350,000 shares outstanding ($100 stated value)..           35,000             35,000
                                                                               -----------         ----------
            Total subject to mandatory redemption........................           35,000             35,000
                                                                               -----------         ----------
CONVERTIBLE PREFERRED STOCK:
     Not subject to mandatory redemption:
         $12.40 Convertible Series L; 0 and 1,508,210 shares outstanding
            ($182.80 stated value)......................................                 -            263,309
                                                                               -----------         ----------
            Total convertible preferred stock...........................                 -            263,309
                                                                               -----------         ----------
COMMON EQUITY:
     Common stock, no par value; 200,000,000 shares authorized;
         47,128,163 and 35,648,239 shares outstanding...................           609,152            318,731
     Note receivable from employee stock ownership plan.................            (7,696)            (8,240)
     Capital stock expense and other paid in capital....................           (12,063)            (4,347)
     Other comprehensive income.........................................               294               (166)
     Retained earnings..................................................            42,750             87,521
                                                                               -----------         ----------
         Total common equity............................................           632,437            393,499
                                                                               -----------         ----------
TOTAL CAPITALIZATION....................................................        $1,370,730         $1,520,011
                                                                               ===========         ==========

        The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                  2000               1999
                                                                               -----------         ----------
OPERATING  ACTIVITIES:
     Net income (loss)..................................................          $(10,968)           $27,897
     NON-CASH ITEMS INCLUDED IN NET INCOME:
         Depreciation and amortization..................................            37,892             38,297
         Provision for deferred income taxes............................            (6,721)            14,928
         Allowance for equity funds used during construction............              (539)              (496)
         Power and natural gas cost deferrals and amortizations.........            (3,613)            (3,340)
         Gain on sale of property and subsidiary investments-net........           (12,244)           (28,112)
         Energy commodity assets and liabilities........................            11,593                  3
         (Increase) decrease in working capital components:
            Sale of customer accounts receivables-net...................             6,000             35,000
            Receivables and prepaid expense.............................          (235,477)          (230,496)
            Materials & supplies, fuel stock and natural gas stored.....             4,402             (2,568)
            Payables and other accrued liabilities......................           161,862            218,528
            Other.......................................................            35,090              7,433
                                                                               -----------         ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................           (12,723)            77,074
                                                                               -----------         ----------

INVESTING ACTIVITIES:
     Construction expenditures (excluding AFUDC-equity funds)...........           (40,683)           (39,716)
     Other capital requirements.........................................           (16,312)           (12,964)
     Decrease in other noncurrent balance sheet items-net...............            16,585              9,801
     Proceeds from property sales and sale of subsidiary investments....            89,943             62,014
     Assets acquired and investments in subsidiaries....................            (2,253)           (21,718)
                                                                               -----------         ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................            47,280             (2,583)
                                                                               -----------         ----------

FINANCING ACTIVITIES:
     Increase in short-term borrowings..................................            12,802             51,088
     Proceeds from issuance of long-term debt...........................            20,000                809
     Redemption and maturity of long-term debt..........................           (27,807)          (101,324)
     Redemption of preferred stock......................................                (3)              (372)
     Sale (repurchase) of common stock..................................             1,581            (26,489)
     Cash dividends paid................................................           (15,747)           (20,475)
     Other-net..........................................................            (2,454)            (3,144)
                                                                               -----------         ----------
NET CASH USED IN FINANCING ACTIVITIES...................................           (11,628)           (99,907)
                                                                               -----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................            22,929            (25,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................            40,041             72,836
                                                                               -----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................           $62,970            $47,420
                                                                               ===========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid (received) during the period:
         Interest.......................................................           $29,990            $31,976
         Income taxes...................................................           (12,380)            10,329
     Noncash financing and investing activities:
         Series L Preferred Stock converted to common stock.............           271,286                  -
         Property purchased under capitalized leases....................                 -                919



        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                                  2000               1999
                                                                               -----------        -----------
OPERATING REVENUES:
     Avista Utilities...................................................          $318,783           $221,091
     Energy Trading and Marketing.......................................         1,043,467          1,160,326
     Information and Technology.........................................             2,228                889
     Avista Ventures....................................................             8,660             29,785
     Intersegment eliminations..........................................           (19,724)              (355)
                                                                               -----------         ----------
         Total operating revenues.......................................        $1,353,414         $1,411,736
                                                                               ===========         ==========

RESOURCE COSTS:
     Avista Utilities:
         Power purchased................................................          $269,569            $86,631
         Natural gas purchased for resale...............................            16,257             20,916
         Fuel for generation............................................            10,210              9,770
         Other..........................................................            55,653             10,441
     Energy Trading and Marketing:
         Cost of sales..................................................           955,330          1,169,807
     Intersegment eliminations..........................................           (19,724)              (355)
                                                                               -----------         ----------
         Total resource costs (excluding non-energy businesses).........        $1,287,295         $1,297,210
                                                                               ===========         ==========

GROSS MARGINS:
     Avista Utilities...................................................          $(32,906)           $93,333
     Energy Trading and Marketing.......................................            88,137             (9,481)
                                                                               -----------         ----------
         Total gross margins (excluding non-energy businesses)..........           $55,231            $83,852
                                                                               ===========         ==========

OPERATIONS AND MAINTENANCE EXPENSES:
     Avista Utilities...................................................           $15,655            $13,049
     Energy Trading and Marketing.......................................               (50)                93
     Information and Technology.........................................             2,611              1,231
     Avista Ventures....................................................             6,460             22,680
                                                                               -----------         ----------
         Total operations and maintenance expenses......................           $24,676            $37,053
                                                                               ===========         ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
     Avista Utilities...................................................           $16,077            $15,951
     Energy Trading and Marketing.......................................             9,562              7,024
     Information and Technology.........................................             7,346              1,388
     Avista Ventures....................................................             2,055              4,573
                                                                               -----------         ----------
         Total administrative and general expenses......................           $35,040            $28,936
                                                                               ===========         ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
     Avista Utilities...................................................           $16,071            $15,736
     Energy Trading and Marketing.......................................               481                974
     Information and Technology.........................................             1,315                331
     Avista Ventures....................................................               965              2,182
                                                                               -----------         ----------
         Total depreciation and amortization expenses...................           $18,832            $19,223
                                                                               ===========         ==========

INCOME (LOSS) FROM OPERATIONS (PRE-TAX):
     Avista Utilities...................................................          $(92,023)           $37,018
     Energy Trading and Marketing.......................................            74,221            (17,572)
     Information and Technology.........................................            (8,928)            (2,074)
     Avista Ventures....................................................            (1,013)                 8
                                                                               -----------         ----------
         Total income (loss) from operations............................          $(27,743)           $17,380
                                                                               ===========         ==========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended June 30
Thousands of Dollars

                                                                                  2000                1999
                                                                               -----------         ----------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK:
     Avista Utilities...................................................          $(62,645)           $15,900
     Energy Trading and Marketing.......................................            47,300            (10,676)
     Information and Technology.........................................            (6,248)            (1,324)
     Avista Ventures....................................................              (508)              (775)
                                                                               -----------         ----------
         Total income (loss) available for common stock  (Note 5).......          $(22,101)            $3,125
                                                                               ===========         ==========

ASSETS:  (1999 amounts at December 31)
     Avista Utilities...................................................        $1,975,941         $1,976,716
     Energy Trading and Marketing.......................................         5,717,530          1,595,470
     Information and Technology.........................................            53,042             26,379
     Avista Ventures....................................................           123,449            114,929
                                                                               -----------         ----------
         Total assets...................................................        $7,869,962         $3,713,494
                                                                               ===========         ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
     Avista Utilities...................................................           $23,068            $23,199
     Energy Trading and Marketing.......................................               101              1,953
     Information and Technology.........................................             9,195              2,967
     Avista Ventures....................................................               221              1,100
                                                                               -----------         ----------
         Total capital expenditures.....................................           $32,585            $29,219
                                                                               ===========         ==========


        The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                 2000            1999
                                                                              ----------       ----------
OPERATING REVENUES:
     Avista Utilities....................................................     $  617,326         $487,877
     Energy Trading and Marketing........................................      2,149,655        2,079,390
     Information and Technology..........................................          4,517            1,584
     Avista Ventures.....................................................         15,774           80,063
     Intersegment eliminations...........................................        (51,885)            (983)
                                                                              ----------       ----------
         Total operating revenues........................................     $2,735,387       $2,647,931
                                                                              ==========       ==========

RESOURCE COSTS:
     Avista Utilities:
         Power purchased.................................................       $388,702         $196,719
         Natural gas purchased for resale................................         58,805           56,107
         Fuel for generation.............................................         23,778           17,771
         Other...........................................................         68,536           20,912
     Energy Trading and Marketing:
         Cost of sales...................................................      2,058,020        2,094,737
     Intersegment eliminations...........................................        (51,885)            (983)
                                                                              ----------       ----------
         Total resource costs (excluding non-energy businesses)..........     $2,545,956       $2,385,263
                                                                              ==========       ==========

GROSS MARGINS:
     Avista Utilities....................................................        $77,505         $196,368
     Energy Trading and Marketing........................................         91,635          (15,347)
                                                                              -----------      ----------
         Total gross margins (excluding non-energy businesses)...........       $169,140         $181,021
                                                                              ==========       ==========

OPERATIONS AND MAINTENANCE EXPENSES:
     Avista Utilities....................................................        $31,922          $26,085
     Energy Trading and Marketing........................................            518              102
     Information and Technology..........................................          7,243            2,574
     Avista Ventures.....................................................         12,418           61,245
                                                                              ----------       ----------
         Total operations and maintenance expenses.......................        $52,101          $90,006
                                                                              ==========       ==========

ADMINISTRATIVE AND GENERAL EXPENSES:
     Avista Utilities....................................................        $30,415          $30,441
     Energy Trading and Marketing........................................         13,344           13,100
     Information and Technology..........................................         12,225            2,294
     Avista Ventures.....................................................          3,763           13,613
                                                                              ----------       ----------
         Total administrative and general expenses.......................        $59,747          $59,448
                                                                              ==========       ==========

DEPRECIATION AND AMORTIZATION EXPENSES:
     Avista Utilities....................................................        $32,756          $31,189
     Energy Trading and Marketing........................................          1,133            1,533
     Information and Technology..........................................          2,139              539
     Avista Ventures.....................................................          1,954            5,036
                                                                              ----------       ----------
         Total depreciation and amortization expenses....................        $37,982          $38,297
                                                                              ==========       ==========

INCOME (LOSS) FROM OPERATIONS (PRE-TAX):
     Avista Utilities....................................................       $(44,417)         $82,918
     Energy Trading and Marketing........................................         67,674          (30,083)
     Information and Technology..........................................        (17,190)          (3,845)
     Avista Ventures.....................................................         (4,737)          (1,103)
                                                                              ----------       ----------
         Total income (loss) from operations.............................         $1,330          $47,887
                                                                              ==========       ==========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Six Months Ended June 30
Thousands of Dollars

                                                                                 2000            1999
                                                                              ----------       ----------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK:
     Avista Utilities....................................................       $(64,699)         $29,966
     Energy Trading and Marketing........................................         43,762          (18,012)
     Information and Technology..........................................        (11,912)          (2,579)
     Avista Ventures.....................................................           (637)           7,755
                                                                              ----------       ----------
         Total income (loss) available for common stock  (Note 5)........       $(33,486)         $17,130
                                                                              ==========       ==========

ASSETS:  (1999 amounts at December 31)
     Avista Utilities....................................................     $1,975,941       $1,976,716
     Energy Trading and Marketing........................................      5,717,530        1,595,470
     Information and Technology..........................................         53,042           26,379
     Avista Ventures.....................................................        123,449          114,929
                                                                              -----------      ----------
         Total assets....................................................     $7,869,962       $3,713,494
                                                                              ==========       ==========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
     Avista Utilities...................................................         $41,646          $39,117
     Energy Trading and Marketing.......................................             114            5,612
     Information and Technology.........................................          14,022            5,123
     Avista Ventures....................................................             695            2,193
                                                                              -----------      ----------
         Total capital expenditures.....................................         $56,477          $52,045
                                                                              ==========       ==========

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NEW ACCOUNTING STANDARDS

On June 15, 2000, the Financial Accounting Standards Board issued FAS No. 138, which is an amendment of FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities." The new Statement addresses a limited number of issues causing implementation difficulties for a large number of entities preparing to apply FAS 133. The issue that potentially most affects the Company is that the "normal purchases and normal sales" exception is expanded. The Company is in the process of determining the impact of this new statement.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company is in the process of determining the impact of this bulletin, particularly as it applies to the subsidiary companies as they continue to grow their businesses.


NOTE 2. RESTRUCTURING CHARGES

In November 1999, Avista Energy, Inc. (Avista Energy) began to redirect its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West. The downsizing plan called for the shutting down of all of the operations in Houston and Boston and eliminating approximately 80 positions. The Houston operations were closed during the first quarter of 2000, and the Boston operations were closed during the second quarter of 2000. In the fourth quarter of 1999, Avista Energy recorded a charge of $5.9 million, after taxes, for expenses related to employee terminations, such as contract terminations and retention payments. During the first quarter of 2000, the entire $5.9 million reserve was paid out for employee termination expenses, leaving no accrued balance at March 31, 2000. Avista Energy sold its Eastern power book during the first quarter of 2000 for a $1.0 million after-tax loss, but did not find a buyer for its natural gas or coal contracts in the East. The remaining Eastern natural gas contracts, primarily for transportation and storage, are being managed out of the Spokane office. The only remaining activity related to coal contracts is scheduling, which will continue through the end of 2000 when the contracts expire. In addition to the restructuring charges previously reserved and paid, other transition costs in the amount of $3.1 million and $1.8 million after taxes for the first and second quarters of 2000, respectively, were incurred related to closing the Houston and Boston offices and discontinuing operations in the East. Minimal transition costs are expected for the remainder of 2000.

In the 1999 Form 10-K, it was announced that Pentzer Corporation (Pentzer) would also be redirecting its focus. In the first quarter of 2000, Pentzer recorded a charge of $1.2 million, after taxes, for expenses related to employee terminations. All of the accrual for termination benefits was paid out as of June 30, 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 3. ENERGY COMMODITY TRADING

AVISTA UTILITIES

During the second quarter of 2000, Avista Utilities held options and forward contracts for trading purposes. The fair value of these assets and liabilities outstanding at June 30, 2000 was $1.4 million and $28.9 million, respectively. The average fair value of these assets and liabilities held during the three months ended June 30, 2000 was $0.9 million and $15.5 million, respectively. The net loss from the change in the fair value position of Avista Utilities' options and forward contracts from March 31, 2000 to June 30, 2000 was $26.8 million and is included in the Consolidated Statements of Income in resource costs. In addition to the actual losses recorded from these options and forward contracts, the Company accrued a $16.0 million charge related to the estimated impact of the higher energy prices on earnings for the remainder of the year due to the options held for trading purposes. This charge relates to expected losses solely from certain fixed price wholesale contracts. At March 31, 2000, options held by Avista Utilities for trading purposes were immaterial.

AVISTA ENERGY

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at June 30, 2000 are set forth below (volumes in thousands of mmBTUs and MWhs):

                                      Fixed Price       Fixed Price          Maximum
                                         Payor            Receiver        Terms in Years
                                      -----------       -----------       --------------
Energy commodities (volumes)
    Natural gas                         160,808            145,106                  3
    Electric                            181,572            168,767                 20
    Coal (tons)                           2,455              2,455                  1

                                      Index Price       Index Price           Maximum
                                         Payor            Receiver         Terms in Years
                                      -----------       -----------        --------------
Energy commodities (volumes)
    Natural gas                         657,109            630,299                  5
    Electric                                960                494                  5


Contract or notional amounts reflect the volume of transactions, but do not necessarily represent the dollar amounts exchanged by the parties to the derivative commodity instruments. Accordingly, contract or notional amounts do not accurately measure Avista Energy's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time.

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at June 30, 2000, and the average fair value of those instruments held during the six months ended June 30, 2000 are set forth below (dollars in thousands):

                                       Fair Value                                           Average Fair Value for the
                                   as of June 30, 2000                                    six months ended June 30, 2000
                -------------------------------------------------------     -------------------------------------------------------
                   Current      Long-term      Current       Long-term        Current       Long-term      Current       Long-term
                  Assets         Assets      Liabilities    Liabilities       Assets         Assets      Liabilities    Liabilities
                ----------     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Natural gas     $  182,836     $   48,009     $  179,619     $   43,390     $  129,129     $   38,753     $  128,400     $   33,592
Electric         3,896,326        881,634      3,912,173        800,022      2,198,144        671,568      2,209,846        608,736
Coal                 2,790             --          2,034             --          6,659            401          5,700             64
                ----------     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Total           $4,081,952     $  929,643     $4,093,826     $  843,412     $2,333,932     $  710,722     $2,343,946     $  642,392

AVISTA CORPORATION
--------------------------------------------------------------------------------


The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of June 30, 2000 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at June 30, 2000 was approximately four months. The weighted average term of Avista Energy's coal derivative commodity instruments at June 30, 2000 was approximately five months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk, from December 31, 1999 to June 30, 2000 was $26.1 million and is included in the Consolidated Statements of Income in operating revenues.


NOTE 4. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 5. EARNINGS PER SHARE

Average common shares outstanding for basic earnings per share were 47,112,779 and 40,185,205 for the quarters ended June 30, 2000 and 1999, respectively, and 44,204,871 and 40,318,725 for the six months ended June 30, 2000 and 1999, respectively. On February 16, 2000, all outstanding shares of Series L Preferred Stock were converted into 11,410,047 shares of common stock, which averaged 3,811,958 shares of common stock for the calculation of diluted earnings per share for the six months ended June 30, 2000. The costs of converting the Series L Preferred Stock into common stock totaled $21.3 million during the first quarter of 2000, with $18.1 million representing the optional conversion premium and $3.2 million attributable to the regular dividend on the stock. However, these costs were not included in the calculation of diluted earnings per share because their effect was antidilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                                                      Six Months Ended
                                                              2nd Quarter                  June 30
                                                        ----------------------     ----------------------
                                                          2000          1999         2000          1999
                                                        --------      --------     --------      --------
Net income                                              $(21,493)     $  8,509     $(10,968)     $ 27,897
Less:  Preferred stock dividends                             608         5,384       22,518        10,767
                                                        --------      --------     --------      --------
Income available for common stock-basic                  (22,101)        3,125      (33,486)       17,130
Convertible Preferred Stock, Series L,
      dividend requirements                                   --            --           --            --
                                                        --------      --------     --------      --------
Income available for common stock-diluted               $(22,101)     $  3,125     $(33,486)     $ 17,130
                                                        ========      ========     ========      ========

Weighted-average number of common shares
      outstanding-basic                                   47,113        40,185       44,205        40,319
Conversion of Convertible Preferred Stock, Series L           --            --           --            --
Restricted stock*                                             --           115           --           108
Stock options*                                                --            --           --            --
                                                        --------      --------     --------      --------
Weighted-average number of common shares
      outstanding-diluted                                 47,113        40,300       44,205        40,427
                                                        ========      ========     ========      ========

Earnings per common share
      Basic                                             $  (0.47)     $   0.08     $  (0.76)     $   0.42
      Diluted                                           $  (0.47)     $   0.08     $  (0.76)     $   0.42

* Due to the losses in the second quarter of 2000 and for the six months ended June 30, 2000, the common stock equivalents from outstanding restricted stock and stock options are not included in the calculations for weighted-average number of common shares outstanding for diluted earnings per share because their effect is antidilutive.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES

SECURITIES LITIGATION

On July 27, 2000, John Bain filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the Company and Thomas M. Matthews, the Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, a Senior Vice President and the Chief Financial Officer of the Company. On August 2, 2000, Wei Cao and William Dalton filed separate lawsuits in the same Court against the Company and Mr. Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. Each complaint is brought on behalf of a purported class of persons who purchased Company common stock during periods commending as early as April 7, 2000 and ending June 21, 2000. The plaintiffs assert violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company's Annual Report on Form 10-K for the year 1999 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and in specified press releases issued by the Company, and, further, claim that plaintiffs and the respective purported classes suffered damages as a result thereof. Such alleged misstatements and omissions are claimed to relate to the Company's trading activities in wholesale energy markets, the Company's risk management policies and procedures with respect thereto and the Company's trading losses in the second quarter of 2000. The plaintiffs request, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. The Company denies liability and intends to defend these lawsuits vigorously.

OTHER MATTERS

The Company believes, based on the information presently known, that the ultimate liability for the following matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular lawsuit.

FUTURE POWER LOSSES

In June 2000, the Company recorded a $16.0 million charge related to the estimated impact of the higher energy prices on earnings for the remainder of the year. This charge relates to expected losses solely from certain fixed price wholesale contracts.

The potential also exists for additional losses related to sales to the Company's retail customers that occur after June 30, 2000, but these losses were not accrued because they cannot be reasonably estimated. Several factors could affect the amount, such as changes in retail consumption, primarily due to weather, and changes in system generation, due to factors such as streamflows, availability of plants and unexpected plant outages. On August 9, 2000, the WUTC approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. The specific costs to be deferred will include the changes in power costs to the Company related to three power cost variables: short-term wholesale market prices, hydroelectric generation, and thermal generation. The deferrals each month will be calculated as the difference between the actual costs to the Company associated with these three power cost variables, and the level of costs included in the Company's base retail rates. The power costs to be deferred are related solely to the operation of the Company's system resources to serve its load obligations. Deferrals will not include losses associated with wholesale commercial trading activity. Regulatory approval of the recovery of the deferred costs will be addressed in a future ratemaking proceeding, in which the Company will support the reasonableness and prudence of the costs, and that the Company's resources were optimized to the benefit of its retail customers.

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

The DOE issued a Draft Agreed Order to the Company on January 17, 2000, and solicited public comment. The Agreed Order was signed by the DOE, the Company and Burlington Northern Railroad (another PLP) on March 13, 2000. The work to be performed under the Agreed Order includes three major technical parts: completion of the RI; performance of a focused Feasibility Study (FS); and implementation of an interim groundwater monitoring plan. During the second quarter, the Company received comments from the DOE on its initial RI, then submitted another draft of the RI to the DOE, which the Company expects to be final. The Company also received comments from the DOE pertaining to the FS, which outlines cleanup alternatives, and is in the process of clarifying some of the DOE comments and preparing responses. Another FS, which will respond to DOE comments, will be submitted to the DOE during the late summer or early fall.

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

SALE OF CREATIVE SOLUTIONS GROUP

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc. filed a complaint against Pentzer Corporation in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. Plaintiffs allege that Pentzer breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiffs allege damages in the approximate amount of $27 million. Pentzer has retained legal counsel and intends to vigorously defend against this action.


NOTE 7. DISPOSITIONS

On May 5, 2000, the owners of the Centralia Power Plant sold the plant to TransAlta, a Canadian company. The Company recorded an $8.1 million after-tax gain in the second quarter of 2000 from the sale of its 17.5% ownership interest in the plant. The balance of the total after-tax gain of $33.9 million from the sale of Centralia was deferred, and will be returned to Avista Utilities' customers through rates. Idaho customers will get $6.8 million, which translates into a rate reduction of 1.3% over an eight-year period. Washington customers will receive the remaining $19.0 million, with the method and timing to be determined as part of the pending general rate case before the WUTC. Avista Utilities will require additional generating capacity, and TransAlta has agreed to replace Avista Utilities' lost output for three years through a purchase agreement effective July 1, 2000. The Company is assessing its options for a longer-term replacement of the power.

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

Avista Utilities provides electric transmission and electric and natural gas distribution services to retail customers. It is also responsible for the generation and production of electric energy. Through the second quarter of 2000, Avista Utilities has also been engaged in electric wholesale marketing and electric commodity trading, primarily for the purpose of optimizing system resources. Wholesale marketing includes sales and purchases under long-term contracts with one-year and longer terms. Electric commodity trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing and trading activities have been primarily with other utilities and power brokers in the Western Systems Coordinating Council
(WSCC). As explained more fully under "Results of Operations - Overall Operations," by June 30, 2000, Avista Utilities had ceased all marketing and trading activities except to the extent necessary to optimize system resources and to the extent related to existing contracts and positions.

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy), Avista Power, Inc. (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). Avista Energy is an electricity and natural gas marketing and trading business, also operating primarily in the WSCC. Avista Power was formed to develop and own generation assets. Avista-STEAG is a joint venture between Avista Capital and STEAG AG, a German independent power producer, to develop electric generating assets.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane
(PEM) fuel cells for power generation at the site of the consumer. Avista Communications is a Competitive Local Exchange Carrier (CLEC) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western United States. In April 2000, Avista Communications and Avista Fiber, Inc. merged operations, with Avista Communications now additionally responsible for designing, building and managing metropolitan area fiber optic networks.

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

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of information and technology services.

These changes have also had a significant effect on energy markets. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability

AVISTA CORPORATION
--------------------------------------------------------------------------------


of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual elimination of excess generating capacity in the Pacific Northwest and the WSCC, which results in higher prices for short-term energy, as well as increasing instances of transmission congestion in the region in periods of high demand. Other factors may result from the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets. These factors may include, for example, the increased ownership of generating facilities by entities which are not traditional "public utilities" as a result of utility divestitures, as well as the rapid growth of the wholesale market for capacity and energy on a short-term basis and increased trading in derivative commodity instruments in respect thereof.

Based on historical trends, Avista Utilities' business plan had forecast on-peak power prices averaging $19 to $22 per megawatthour for May and June. On-peak power costs in the market averaged $60 per megawatthour in May and over $180 per megawatthour in June, with hourly spikes as high as $1,300 per megawatthour. Prices remain at unprecedented levels in the Pacific Northwest, without any apparent relationship to actual costs of generation. Federal and state officials have announced that they will initiate reviews to determine the cause of the market changes. See "Risk Management" for additional information.

The Company's growth strategy exposes it to risks, including risks associated with rapid expansion, challenges in recruiting and retaining qualified personnel, risks associated with acquisitions and joint ventures and increasing competition. In addition, the energy trading and marketing business exposes the Company to the financial, liquidity and credit risks associated with commodity trading activities.


RESULTS OF OPERATIONS

OVERALL OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The second quarter 2000 net loss attributable to common stock was $22.1 million, compared to earnings of $3.1 million in the second quarter of 1999. Avista Utilities lost $62.6 million during the second quarter of 2000, primarily due to changing energy markets that have resulted in significantly higher energy prices, which were compounded by a short position related to wholesale sales in excess of amounts necessary to optimize system resources. (See paragraphs below for additional information about the higher energy prices and short position.) In addition, the Information and Technology line of business recorded a loss of $6.2 million in 2000 compared to a loss of $1.3 million in the second quarter of 1999 as these businesses continued to grow their operations. The Avista Ventures line of business recorded a second quarter loss of $0.5 million in 2000 compared to a loss of $0.8 million in 1999. These decreased earnings were partially offset by the Energy Trading and Marketing operations, which recorded net income of $47.3 million in the second quarter of 2000, compared to a loss of $10.7 million in 1999.

The basic and diluted loss per share for the second quarter of 2000 were $0.47, compared to a contribution of $0.08 in 1999. Avista Utilities recorded a loss of $1.33 per basic share for the second quarter of 2000 compared to a contribution of $0.40 in the second quarter of 1999. Information and Technology operations had a loss of $0.13 per basic share in the second quarter of 2000 compared to a loss of $0.03 in 1999. Results from the Avista Ventures line of business improved slightly in the second quarter of 2000, with a loss of $0.01 per basic share, compared to a loss of $0.02 in the same period in 1999. Energy Trading and Marketing operations contributed $1.00 per basic share in the second quarter of 2000, compared to a loss of $0.27 in the same period in 1999.

Avista Utilities' pre-tax loss from operations was $92.0 million in the second quarter of 2000, or a decrease of $129.0 million from the same period in 1999. The second quarter results for 2000 include an $8.1 million gain recorded by the Company as a result of the sale of its interest in the Centralia Power Plant. The balance of the total after-tax gain of $33.9 million from the sale of Centralia will be returned to Avista Utilities' customers through rates. (See
Item 5 - "Other Information" for more information regarding the sale of Avista Utilities' interest in Centralia.) The loss primarily resulted from significantly higher electric energy prices, compounded by a short position related to wholesale sales in excess of amounts necessary to optimize system resources. Additionally, during the second quarter, the Company recorded a $16.0 million charge related to the estimated impact of the higher energy prices on earnings for the remainder of the year. This charge relates to expected losses solely from certain fixed price contracts.

AVISTA CORPORATION
-------------------------------------------------------------------------------


Unprecedented sustained peaks in electric energy prices throughout the WSCC in May and June, compounded by a wholesale short position discussed below, contributed to the significant losses recorded by Avista Utilities in the second quarter. Avista Utilities expects to spend approximately 25% more than expected for purchased power this year because of sustained price peaks. The increased prices caused a reduction in gross margin of approximately $126 million in the second quarter of 2000 from 1999.

Consistent with previous years, during the second quarter Avista Utilities purchased energy in order to meet system obligations to serve retail and long-term wholesale customers. These purchases provided power in addition to power available from the Company's own generating resources. Due to the spikes in power costs described above, the price of these purchases was significantly higher than the amounts recoverable from customers.

Based on the Company's views of streamflows, historic market prices and energy availability in the second quarter of 2000, the Company entered into contracts and sold call options for fixed-price power for delivery through the remainder of the year, without making matching purchases at the same time, and also made certain short-term sales at fixed prices which were offset by purchases at prices indexed to the market price at the time of delivery. Certain of these positions were outside normal operating guidelines. Avista Utilities was therefore required to buy additional power not only to meet its obligations to its retail and long-term wholesale customers, as described above, but also to cover its wholesale short positions. The process was impeded by the rapid escalation of market prices and lack of liquidity in the power markets. These purchases were made at fixed prices significantly higher than the related selling prices and at index, which settled at unprecedented levels in June. The pricing of these purchases caused substantially all of Avista Utilities' loss for the second quarter.

Avista Utilities' short position was compounded by the May 5 sale of its interest in the Centralia plant, which reduced its system capacity by 175 megawatts. As part of the Centralia sale, Avista Utilities entered into a favorably priced three-year contract to purchase 175 megawatts from the Centralia plant beginning in July 2000. Based on historical trends and the Company's views on power prices and availability of power for May and June at the time of the sale, Avista Utilities did not seek to replace the Centralia capacity for the months of May and June with firm commitments. See Item 5 - "Other Information" for more information regarding the sale of Avista Utilities' interest in Centralia.

On August 9, 2000, the WUTC approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. The specific costs to be deferred will include the changes in power costs to the Company related to three power cost variables: short-term wholesale market prices, hydroelectric generation, and thermal generation. The deferrals each month will be calculated as the difference between the actual costs to the Company associated with these three power cost variables, and the level of costs included in the Company's base retail rates. The power costs to be deferred are related solely to the operation of the Company's system resources to serve its load obligations. Deferrals will not include losses associated with wholesale commercial trading activity. Regulatory approval of the recovery of the deferred costs will be addressed in a future ratemaking proceeding, in which the Company will support the reasonableness and prudence of the costs, and that the Company's resources were optimized to the benefit of its retail customers.

In addition, the Company's general rate case, which is pending before the WUTC, includes a request to allow Avista Utilities to implement an energy cost adjustment mechanism. This mechanism would allow increases and decreases in energy costs to be passed through to customers as incurred, without a general rate case, similarly to the power cost adjustment mechanism in Idaho. See Item 5
- "Other Information" for information regarding various proceedings before the WUTC.

The Company is taking extensive measures to address the power cost issues, minimize risk and mitigate its financial hardship. Avista Utilities has eliminated its short-term wholesale commodity sales and trading activities that are not related to optimizing resources to meet customer loads and other existing commitments. Avista Utilities is also assessing alternatives to meet future years' energy needs based on a mix of existing resources, new power projects and contracts which lock in supply and price. In addition, the Company is implementing cost reduction efforts, such as company-wide expense reductions and cutbacks in utility capital expenditures, and looking for financial mitigation through such items as the deferred accounting treatment approved by the WUTC and the proposed power cost adjustment mechanism currently before the WUTC.

The Company has hired Williams Energy Marketing & Trading Company to advise Avista Utilities on risk management, risk analysis and resource optimization issues for all system requirements. The advisory services agreement is effective August 1, 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The Company's cash flows have been affected because of the higher purchased power costs as well as cash collateral required for counterparties and trading at both Avista Energy and Avista Corp. The Company anticipates, based on information currently available, that it will be able to satisfy all cash requirements through the remainder of 2000. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under "Safe Harbor for Forward Looking Statements." See "Liquidity and Capital Resources" for additional information.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The net loss attributable to common stock for the first six months of 2000 was $33.5 million compared to earnings of $17.1 million for the first half of 1999. The loss was due in part to the conversion of the outstanding Series L Preferred Stock back into common stock in February 2000, which resulted in a one-time charge of $21.3 million to preferred stock dividend requirements. Excluding the effect of this transaction, the Company's loss would have been $12.2 million. Avista Utilities' operations lost $42.2 million in the first six months of 2000 compared to net income of $40.7 million in 1999 (results for both periods are before preferred dividend requirements). The loss was primarily the result of the significantly higher purchased power costs for Avista Utilities that were compounded by a short position related to excess wholesale sales during the second quarter of 2000 that were described above. The year-to-date results include both the $16.0 million accrual for expected future losses and the $8.1 million gain from the sale of Centralia as described above. In addition, losses from the Information and Technology line of business were $11.9 million in 2000 compared to a loss of $2.6 million in 1999 as these businesses continued to grow their operations. The loss attributable to common stock from the Avista Ventures line of business was $0.6 million in the second quarter of 2000, compared to earnings of $7.8 million in 1999. The 1999 earnings included a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of its Creative Solutions Group of portfolio companies. The losses from these three lines of business were partially offset by earnings from the Energy Trading and Marketing line of business of $43.8 million in the first half of 2000 compared to a loss of $18.0 million in the first six months of 1999.

The basic and diluted loss per share for the first half of 2000 was $0.76, compared to a contribution of $0.42 in 1999. Excluding any effects related to the Series L Preferred Stock, earnings (loss) per share would have been $(0.25) and $0.48 for the six months ended June 30, 2000 and 1999, respectively. Avista Utilities recorded a loss of $1.46 per basic share for the first half of 2000 compared to a contribution of $0.74 in the first six months of 1999, which includes preferred stock dividend requirements in both periods. Information and Technology operations had a loss of $0.27 per basic share in the first half of 2000 compared to a loss of $0.06 in 1999. Avista Ventures' operations had a loss of $0.02 per basic share for the first half of 2000 compared to a contribution of $0.19 in the same period in 1999. Energy Trading and Marketing operations contributed $0.99 per share in the first six months of 2000 compared to a loss of $0.45 in the same period in 1999.

Based on projected retail loads, the Company expects additional power costs of at least $30 to $40 million related to sales to the Company's retail customers in the second half of 2000, in addition to the $16 million already accrued for the impact of higher energy prices on wholesale sales. Several factors could affect the amount, such as changes in retail consumption, primarily due to weather, and changes in system generation, due to factors such as streamflows, availability of plants and unexpected plant outages. A portion of these expected losses will be mitigated as a result of the deferred accounting treatment approved by the WUTC. Based on current projections, Avista Corp. expects to post a loss for the full year. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under "Safe Harbor for Forward Looking Statements."


AVISTA UTILITIES

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Avista Utilities' pre-tax loss from operations was $92.0 million in the second quarter of 2000, or a decrease of $129.0 million from the same period in 1999. The loss was primarily the result of the increase in purchased power costs, as described above. The second quarter utility results also include both the $16.0 million accrual for expected future losses and the $8.1 million after-tax gain from the sale of Centralia mentioned above. Avista Utilities' operating revenues and expenses increased $97.7 million and $226.7 million, respectively, in the second quarter of 2000 as compared to 1999.

Retail electric revenues increased $5.0 million in the second quarter of 2000 over 1999 due to increased prices and greater sales volumes due to customer growth. Wholesale electric revenues increased $99.0 million, or 108%, while

AVISTA CORPORATION
--------------------------------------------------------------------------------

sales volumes increased only 15% during the second quarter of 2000 over 1999, reflecting average sales prices 80% higher in 2000. Natural gas revenues decreased $7.3 million in the second quarter of 2000 from 1999 due to decreased customer usage as a result of warmer than normal temperatures in the service area.

Streamflows in the second quarter of 2000 were 95% of normal compared to 106% in the second quarter of 1999. Purchased power prices for the second quarter of 2000 averaged 164% higher than last year, and purchased power volumes were 18% greater, resulting in a $182.9 million, or 211%, increase in purchased power expense in the second quarter of 2000 over 1999. Purchased natural gas costs decreased $4.7 million in the second quarter of 2000, primarily as a result of lower therm sales due to decreased customer usage as a result of warmer than normal temperatures in the service area. Other resource costs increased $45.2 million over 1999 primarily due to a $42.8 million increase in expense due to mark-to-market accounting for options, which includes the $16 million accrual for potential future losses, and a $2.0 million increase in Power Cost Adjustment (PCA) expenses.

Operations and maintenance expenses increased $2.6 million, or 20%, due to a variety of items, including increased distribution expenses, higher fees associated with the increased amount of customer accounts receivables sold, increased accruals for uncollectible accounts and other expenses related to customer accounting services.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Avista Utilities' pre-tax loss from operations was $44.7 million in the first six months of 2000, or a decrease of $127.3 million from the same period in 1999. The loss was primarily the result of the increase in purchased power costs, as described above. The year-to-date utility results also include both the $16.0 million accrual for expected future losses and the $8.1 million gain from the sale of Centralia mentioned above. Avista Utilities' operating revenues and expenses increased $129.4 million and $256.8 million, respectively, in the first half of 2000 as compared to 1999.

Retail electric revenues increased $8.9 million in the first six months of 2000 over 1999 due to increased prices and greater sales volumes due to customer growth. Wholesale electric revenues increased $117.5 million, or 64%, while sales volumes increased only 8% during the first half of 2000 over 1999, reflecting average sales prices 52% higher in 2000. Natural gas revenues increased $0.6 million in the first six months of 2000 over 1999 due to increased prices approved by state commissions and increased therm sales due to customer growth. Retail natural gas revenues increased $9.3 million, but were nearly offset by a $8.8 million decrease in non-retail sales.

Streamflows in the first six months of 2000 were 95% of normal compared to 107% in 1999. Purchased power prices for the first six months of 2000 averaged 86% higher than last year, and purchased power volumes were 6% greater, resulting in a $192.0 million, or 98%, increase in purchased power expense in the first half of 2000 over 1999. Purchased natural gas costs increased $2.7 million in the first half of 2000, primarily from increased prices for natural gas. Fuel for generation increased $6.0 million due to increased generation at the thermal plants. Other resource costs increased $47.6 million over 1999 primarily due to a $43.7 million increase in expense due to mark-to-market accounting for options, which includes the $16 million accrual for potential future losses, and a $2.0 million increase in PCA expenses.

Operations and maintenance expenses increased $5.8 million, or 22%, due to a variety of items, including increased distribution expenses, higher fees associated with the increased amount of customer accounts receivables sold, increased accruals for uncollectible accounts and other expenses related to customer accounting services.


ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power and Avista-STEAG. Avista Energy maintains a trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. For additional information about market risk and credit risk, see Energy Trading Business beginning on page 26.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Energy Trading and Marketing's income available for common stock for the second quarter of 2000 was $47.3 million, compared to the second quarter 1999 loss of $10.7 million. Avista Energy's operations were positively

AVISTA CORPORATION
--------------------------------------------------------------------------------


affected during the second quarter by warmer than normal weather and a well-positioned portfolio in a volatile electric market, but were partially offset by operating costs associated with closing its Eastern operations in Boston.

Energy Trading and Marketing's revenues and operating expenses decreased $116.9 million and $208.7 million, respectively, in the second quarter of 2000 from 1999. The decrease in revenues is primarily the result of decreased volumes of transactions due to Avista Energy's closing its Eastern operations and re-focusing its business to the West, partially offset by the impact of increased prices. The decrease in expenses is primarily the result of Avista Energy's closing its Eastern operations and re-focusing its business to the West.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Energy Trading and Marketing's income available for common stock for the first six months of 2000 was $43.8 million, compared to a loss of $18.0 million in the first half of 1999. Avista Energy's operations in the first half of 2000 were positively affected by warmer than normal weather and a well-positioned portfolio in a volatile electric market. Avista Energy's operations were negatively impacted by losses from the liquidation of its Eastern electric book and associated operating costs to close its Eastern operations in Houston and Boston. The Houston and Boston offices were closed during the first and second quarters of 2000, and the Eastern electric book was sold at a $1.0 million after-tax loss.

Energy Trading and Marketing's revenues increased $70.3 million and operating expenses decreased $27.5 million in the first half of 2000 compared to 1999. The year-to-date increase in revenues is primarily the result of increased prices, partially offset by lower sales volumes, during the second quarter. The year-to-date decrease in expenses is primarily the result of Avista Energy's closing its Eastern operations and re-focusing its business to the West.

Energy Trading and Marketing's balance sheet increased $4.1 billion from December 1999 to June 2000. Avista Energy's energy commodity assets and liabilities increased primarily as a result of significant price increases for both natural gas and power during this period. Trade receivables and payables increased due to higher market prices on current positions, as volumes declined from December 1999 to June 2000.

INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Avista Corp. has committed to invest in the development of these information and technology start-up businesses as part of its overall strategic focus on generating shareholder value.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Information and Technology's loss attributable to common stock for the second quarter of 2000 was $6.2 million, compared to a loss of $1.3 million in 1999. Operating revenues and expenses for this line of business increased $1.3 million and $8.2 million, respectively, during the second quarter of 2000 over 1999, primarily due to growth in each of the individual businesses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Information and Technology's loss attributable to common stock for the first six months of 2000 was $11.9 million, compared to a loss of $2.6 million in 1999. Operating revenues and expenses for this line of business increased $2.9 million and $16.3 million, respectively, during the first half of 2000 over 1999, primarily due to growth in each of the individual businesses.


AVISTA VENTURES

The Avista Ventures line of business includes the results of Avista Ventures, Pentzer, Avista Development and Avista Services.

AVISTA CORPORATION
--------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The loss attributable to common stock from this line of business was $0.5 million in the second quarter of 2000, compared to a loss of $0.8 million in 1999. The 1999 results included a loss on the sale of equipment as one of Pentzer's portfolio companies consolidated its locations.

Operating revenues and expenses from this line of business decreased $21.1 million and $20.1 million, respectively, during the second quarter of 2000 as compared to 1999. The Store Fixtures Group of portfolio companies was sold by Pentzer during the third quarter of 1999. Revenues and expenses from these companies were still included in the second quarter 1999 amounts, but not in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The loss attributable to common stock from this line of business was $0.6 million in the first six months of 2000, compared to earnings of $7.8 million in 1999. The 2000 loss included a $1.2 million after-tax charge recorded by Pentzer in the first quarter for expenses related to employee terminations resulting from a redirection of Pentzer's business focus. The 1999 earnings included a transactional gain totaling $10.1 million, net of taxes, recorded by Pentzer as a result of the sale of its Creative Solutions Group of portfolio companies, partially offset by a loss on the sale of equipment.

Operating revenues and expenses from this line of business decreased $64.3 million and $60.7 million, respectively, during the first six months of 2000, as compared to 1999, primarily as a result of the sales of portfolio companies by Pentzer. The Creative Solutions Group of companies was sold at the end of the first quarter of 1999 and the Store Fixtures Group of companies was sold during the third quarter of 1999. Revenues and expenses from these companies were included only in the 1999 amounts.

AVISTA CORPORATION
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Operating activities in the first six months of 2000 used net cash of $12.7 million, compared to providing net cash of $77.1 million for the same period in 1999. The net loss for the first half of 2000 was $11.0 million compared to income of $27.9 million for 1999. Increased power prices resulted in significant changes in the mark-to-market balances of energy commodity assets and liabilities during the first half of 2000. A $43.7 million net increase in energy commodities at Avista Utilities was partially offset by a net decrease of $32.1 million in energy commodities at Avista Energy, for a total non-cash impact on net income of $11.6 million. Other working capital components, primarily payables and other accrued liabilities, continued to change substantially in the 2000 period, primarily due to Avista Energy's operations.

Investing Activities Investing activities provided net cash of $47.3 million in the first six months of 2000 compared to using net cash of $2.6 million in the same period in 1999. In 2000, Avista Utilities sold the Centralia Power Plant, resulting in proceeds of approximately $89.2 million, which was offset by $21.6 million in reductions to other non-current balance sheet items. In 1999, Pentzer sold the Creative Solutions Group of companies and Avista Energy acquired Vitol.

Financing Activities Net cash used in financing activities totaled $11.6 million in the first six months of 2000 compared to $99.9 million in 1999. Short-term borrowings increased $12.8 million and $20.0 million of long-term debt was issued, while $27.8 million of long-term debt matured in the first half of 2000. In the first half of 1999, short-term borrowings increased $51.1 million and $0.8 million of long-term debt was issued, while $101.3 million of long-term debt matured or was redeemed. Also, $26.5 million of common stock was repurchased in 1999.

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

In March 2000, the Company began issuing new shares of common stock to the Employee Investment Plan rather than having the Plan purchase shares of common stock on the open market. Through June 30, 2000, 50,627 new shares of common stock were issued to the Plan.

The Company's total common equity increased $238.9 million during the first six months of 2000 to $632.4 million, primarily due to the conversion of all remaining Series L Preferred Stock back to common stock. The Company's consolidated capital structure at June 30, 2000, was 43% debt, 11% preferred securities and 46% common equity, compared to 47% debt, 27% preferred securities and 26% common equity at December 31, 1999.

Capital expenditures are financed on an interim basis with notes payable (due within one year). On June 26, 2000, the Company renegotiated its committed lines of credit with various banks. The two lines of credit total $230 million, and both expire on June 26, 2001. As part of the renewals, the Company pledged its shares of common stock in Avista Capital as security for these agreements. In addition, the Company has negotiated a $60 million three-month line of credit that expires on October 25, 2000. The Company also has a $50 million regional commercial paper program that is backed by the committed lines of credit and may currently borrow up to $15 million through other borrowing arrangements with banks. As of June 30, 2000, $58.7 million was outstanding under the committed line of credit, $23.1 million was outstanding under the commercial paper program and $52.0 million was outstanding under other short-term borrowing arrangements.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. External financings and cash provided by operating activities remain the Company's primary source of funds for operating needs, dividends and capital expenditures. As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of June 30, 2000, Avista Corp. had short-term notes receivable of $55.0 million from Avista Capital.

The following table provides an updated forecast of future capital expenditures, reflecting projected reductions in capital expenditures:

                         TOTAL COMPANY CASH REQUIREMENTS
                              (Millions of Dollars)

                                                       Projected
                                                ----------------------
                                                2000     2001     2002
                                                ----     ----     ----
Avista Utilities operations:
    Capital expenditures(1)                     $ 92     $ 83     $ 81
    Debt and preferred stock maturities(2)       316       40       50
                                                ----     ----     ----
        Total Avista Utilities                   408      123      131
                                                ----     ----     ----
Avista Capital operations:
    Investments in or loans to subsidiaries       41       29       30
    Debt maturities                                4        1        1
                                                ----     ----     ----
        Total Avista Capital                      45       30       31
                                                ----     ----     ----
Total Company                                   $453     $153     $162
                                                ====     ====     ====

    Subsidiary capital expenditures(3)            39       69       39

(1) Capital expenditures exclude AFUDC and AFUCE.

(2) Excludes notes payable (due within one year).

(3) To the extent there are financial requirements for capital expenditures for Avista Capital subsidiaries, the companies intend to obtain those funds under financings on a non-recourse basis to Avista Corp.

ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, originally expiring May 31, 2000, but extended through September 5, 2000. Avista Energy is in the process of renegotiating the credit agreement with the two commercial banks. The existing credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At June 30, 2000, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $103 million. In addition, on July 30, 2000, Avista Energy entered into a new, short-term credit agreement which provides an additional $50 million facility available through September 5, 2000.

As of June 30, 2000, Avista Capital had loaned $60 million to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements.

Rising prices in power and natural gas during the second quarter of 2000 triggered additional collateral requirements with counterparties. Avista Energy is managing the collateral calls by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $83 million as of June 30, 2000, and is included in the Consolidated Balance Sheets in prepayments and other. The posted collateral will be returned to Avista Energy as forward positions settle.

AVISTA CORPORATION
--------------------------------------------------------------------------------

At June 30, 2000, the Energy Trading and Marketing operations had $34.4 million in cash and marketable securities with $1.0 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets in other current liabilities).

Avista Power and Cogentrix Energy, Inc. entered into an agreement to jointly build a 270 megawatt natural gas combustion turbine facility in Rathdrum, Idaho, with 100% of its output contracted to Avista Energy for 25 years. Non-recourse project financing was completed in March 2000 and the facility is currently under construction, with generation expected to start in late 2001. The total cost of the project is estimated at $160 million; Avista Power's equity in the project is approximately $16 million. See Item 5. Other Information about another generation project Avista Power is constructing.


INFORMATION AND TECHNOLOGY OPERATIONS

At June 30, 2000, the Information and Technology operations had $0.1 million in cash and marketable securities with $2.6 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).


AVISTA VENTURES OPERATIONS

Avista Ventures operations have $21.5 million in short-term borrowing arrangements available ($20.0 million outstanding as of June 30, 2000) to fund Pentzer's portfolio companies' requirements on an interim basis.

At June 30, 2000, these operations had $9.1 million in cash and marketable securities with $3.4 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).


ENERGY TRADING BUSINESS

The participants in the wholesale energy market are public utility companies and, increasingly, power and natural gas marketers, which may or may not be affiliated with public utility companies or other entities. The participants in this market trade not only electricity and natural gas as commodities but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and are not subject to net capital or other requirements of any regulatory agency.

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

Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk (and

AVISTA CORPORATION
--------------------------------------------------------------------------------


concentrations thereof) by applying specific eligibility criteria to prospective counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, no such default has had a material adverse effect on Avista Utilities or Avista Energy.

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $302.7 million at June 30, 2000.


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

Interest Rate Risk. The Company's market risks related to interest rates have not changed materially from those reported in the 1999 Form 10-K.

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to commodity price risk. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual elimination of excess generating capacity in the WSCC, which results in higher prices for short-term energy, as well as increasing instances of transmission congestion in the region in periods of high demand. Other factors may include the effects of the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets.

Avista Utilities has always estimated future loads based on historic data and forward estimates of factors such as customer usage and weather. In addition, projected resource availability to meet loads is based on estimates of streamflows, unit availability, historic market information and experience. The Company is required to both buy and sell energy on an hourly, monthly and quarterly basis to match actual resources to its actual energy requirements. There may be significant price and volume variances when actual results are compared to estimates.

As of June, price volatility, availability of resources regionally, loads and demand for energy throughout the WSCC have materially impacted the price of energy for meeting retail load on a daily and hourly basis. While the Company has resources available to meet average current and expected retail loads, price volatility and load volatility materially impact the risk to the Company in the future. The Company has a PCA mechanism in Idaho, and has a pending request in Washington for a PCA, both of which would offset a portion of the increased price risk.

The Company has hired Williams Energy Marketing & Trading Company to advise Avista Utilities on risk management, risk analysis and resource optimization issues for all system requirements. The advisory services agreement is effective August 1, 2000 through June 30, 2002.

The following Value-at-Risk (VAR) information for Avista Energy has been updated for the current period. At June 30, 2000, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $1.6 million, as measured by VAR, related to its commodity trading and marketing business. The average daily VAR for the first six months of 2000 was $1.2 million.

Foreign Currency Risk. The Company's market risks related to foreign currency have not changed materially from those reported in the 1999 Form 10-K.

AVISTA CORPORATION
--------------------------------------------------------------------------------


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, the availability and prices of purchased power, volatility and illiquidity in wholesale energy markets, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 1999 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources: Energy Trading Business and Risk Management."



                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on May 11, 2000. The re-election of three directors with expiring terms was the only matter voted upon at the meeting. There were 47,176,912 shares of Common Stock issued and outstanding as of March 23, 2000, the proxy record date, with 39,915,931 shares represented at said meeting. The details of the voting are shown below:

                                                    Against
                                      For         or Withheld
                                   ----------     ----------
Re-election of Directors
    Sarah M. R. (Sally) Jewell     39,246,462        669,469
    John F. Kelly                  39,250,843        665,088
    R. John Taylor                 39,243,998        671,933


ITEM 5. OTHER INFORMATION

Securities Litigation See Note 6 of Notes to Financial Statements for information related to recent securities litigation filed against the Company.

Deferred Accounting Treatment for Power Costs On August 9, 2000, the
WUTC approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. The specific costs to be deferred will include the changes in power costs to the Company related to three power cost variables: short-term wholesale market prices, hydroelectric generation, and thermal generation. The deferrals each month will be calculated as the difference between the actual costs to the Company associated with these three power cost variables, and the level of costs included in the Company's base retail rates. The power costs to be deferred are related solely to the operation of the Company's system resources to serve its load obligations. Deferrals will not include losses associated with wholesale commercial trading activity. Regulatory approval of the recovery of the deferred costs will be addressed in a future ratemaking proceeding, in which the Company will support the reasonableness and prudence of the costs, and that the Company's resources were optimized to the benefit of its retail customers.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Request for Proposal (RFP) for New Power Generation. On August 9, 2000, the WUTC approved the Company's plan for an RFP for new power generation. The added generation is needed to increase the Company's existing generating capacity as well as replace the generation from its share of the Centralia plant, which was sold in May. As part of the order, the WUTC agreed to waive normal time limits related to going out into the market to see what options are available for development of new generation resources.

Washington Rate Cases. In October 1999, the Company filed for a general electric rate increase of $26.2 million, or 10.4%, since revised to $18.2 million, and a general natural gas rate increase of $4.9 million, or 6.5%, with the WUTC. On May 5, 2000, the WUTC staff recommended a $16.5 million, or 6.5%, electric rate decrease and a $785,000, or 1.0%, natural gas rate increase. The staff also recommended that the Company's annual rate of return on investment for both electricity and natural gas be reduced from its current rate of return of 10.7% to 8.8%. The Company had requested a 9.9% rate of return. These recommendations by the WUTC staff are not binding on the commission, which has until the end of September to issue an order. The Company has vigorously contested the positions of the WUTC staff and intervenors, believing there is a sound basis for rate relief. The Company filed its rebuttal on June 2. Additional hearings for the case were held in early July. Briefs were filed on August 11.

Avista Power's New Power Plant. Avista Power announced that it will build a 280 MW combined cycle natural gas turbine power plant at the Coyote Springs site near Boardman, Oregon. The rights for the Coyote Springs 2 project were purchased from Enron North America and Portland General Electric (PGE). The natural gas turbine that will power the project has been secured. Coyote Springs 2 will be owned by Avista Power and operated by PGE under a 15-year operations and maintenance contract. Engineering and procurement of major equipment in underway, with completion of the project scheduled for June 2002. The Company is working to secure long-term non-recourse project financing by the end of September. The total cost of the project is estimated at $190 million.

Centralia Power Plant. On May 5, 2000, the owners of the Centralia Power Plant sold the plant to TransAlta, a Canadian company. The Company recorded an $8.1 million after-tax gain in the second quarter of 2000 from the sale of its 17.5% ownership interest in the plant. The balance of the total after-tax gain of $33.9 million from the sale of Centralia was deferred, and will be returned to Avista Utilities' customers through rates over established periods of time. Idaho customers will get $6.8 million, which translates into a rate reduction of 1.3% over an eight-year period. Washington customers will receive the remaining $19.0 million, with the method and timing to be determined as part of the pending general rate case. Avista Utilities will require additional generating capacity, and TransAlta has agreed to replace Avista Utilities' lost output for three years through a purchase agreement effective July 1, 2000. The Company is assessing its options for a longer-term replacement of the power.

Regional Transmission Organizations (RTO). Avista Utilities and five other Western utilities have agreed to study the formation of a for-profit company that would own the companies' transmission lines. The other companies involved in the study are Montana Power Co., Puget Sound Energy Corp., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. This effort is in response to the FERC's Order No. 2000, which requires public utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation, by October 2000.

Coeur d' Alene Lake Court Decision. On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho owns the bed and banks of the Coeur d' Alene Lake and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of Lake Coeur d' Alene. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, which has been appealed by the State of Idaho to the Ninth Circuit Court of Appeals, the Company is continuing to evaluate the impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of the Coeur d' Alene Lake, which is the reservoir for these plants. The State of Idaho has filed a petition for writ of certiorari with the United States Supreme Court, which will exercise its discretion to determine whether it will review the decision of the Ninth Circuit. The Court will consider the petition within the next few months.

ADDITIONAL FINANCIAL DATA

At June 30, 2000, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $593.3 million. Of such amount, $323.8 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $238.5 million represents secured indebtedness of the Company. The balance of $31.0 million represents indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. An additional $81.8 million of the Company's short-term debt outstanding under or backed by the committed lines of credit is secured.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The following table reflects the ratio of earnings to fixed charges:

                                          12 Months Ended
                                       ---------------------
                                        June 30,   December 31,
                                         2000         1999
                                       --------     --------
Ratio of Earnings to Fixed Charges      0.90 (x)     1.61 (x)


The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

            4(a) Bylaws of Avista Corporation, as amended July 1, 2000.

            12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

            27   Financial Data Schedule.


        (b)  Reports on Form 8-K.

            Dated June 21, 2000, release regarding significant increases in energy expenses and the impact on Company earnings.

            Dated July 26, 2000, release reporting second quarter earnings.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AVISTA CORPORATION
                                     ------------------------------------
                                                 (Registrant)




Date:  August 14, 2000                        /s/ J. E. Eliassen
                                     ------------------------------------
                                                J. E. Eliassen
                                           Senior Vice President and
                                            Chief Financial Officer
                                           (Principal Accounting and
                                              Financial Officer)