Form 10-Q
period 2000-09-30
AVISTA CORP
filed 2000-11-14
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]


At November 1, 2000, 47,162,680 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      Index

                                                                                      Page No.
                                                                                      --------
Part I. Financial Information:

           Item 1. Financial Statements

               Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended September 30, 2000 and 1999......................   3

               Consolidated Statements of Income and Comprehensive Income -
                  Nine Months Ended September 30, 2000 and 1999.......................   4

               Consolidated Balance Sheets - September 30, 2000
                  and December 31, 1999...............................................   5

               Consolidated Statements of Capitalization - September 30, 2000
                  and December 31, 1999...............................................   6

               Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999.........................................   7

               Schedule of Information by Business Segments - Three Months Ended
                  September 30, 2000 and 1999.........................................   8

               Schedule of Information by Business Segments - Nine Months Ended
                  September 30, 2000 and 1999.........................................  10

               Notes to Consolidated Financial Statements.............................  12

           Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................  18

           Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  29

Part II.   Other Information:

           Item 5. Other Information..................................................  29

           Item 6. Exhibits and Reports on Form 8-K...................................  31

Signature.............................................................................  32

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                                             2000                1999
                                                                         -----------         -----------
OPERATING REVENUES ..............................................        $ 2,864,305         $ 3,718,109
                                                                         -----------         -----------
OPERATING EXPENSES:
   Resource costs ...............................................          2,702,225           3,596,506
   Operations and maintenance ...................................             30,033              41,502
   Administrative and general ...................................             30,532              31,332
   Depreciation and amortization ................................             19,680              18,570
   Taxes other than income taxes ................................             13,936              12,002
                                                                         -----------         -----------
     Total operating expenses ...................................          2,796,406           3,699,912
                                                                         -----------         -----------

INCOME FROM OPERATIONS ..........................................             67,899              18,197
                                                                         -----------         -----------
OTHER INCOME (EXPENSE):
   Interest expense .............................................            (19,808)            (15,855)
   Net gain on subsidiary transactions ..........................                  -              43,054
   Other income-net .............................................              9,950               1,779
                                                                         -----------         -----------
     Total other income (expense)-net ...........................             (9,858)             28,978
                                                                         -----------         -----------
INCOME BEFORE INCOME TAXES ......................................             58,041              47,175

INCOME TAXES ....................................................             23,501              19,562
                                                                         -----------         -----------

NET INCOME ......................................................             34,540              27,613

DEDUCT-Preferred stock dividend requirements  (Note 5) ..........                608               5,340
                                                                         -----------         -----------

INCOME AVAILABLE FOR COMMON STOCK ...............................        $    33,932         $    22,273
                                                                         ===========         ===========

Average common shares outstanding (thousands), Basic  (Note 5) ..             47,147              36,634

EARNINGS PER SHARE OF COMMON STOCK, BASIC  (Note 5) .............        $      0.72         $      0.61

EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 5) ...........        $      0.72         $      0.52

Dividends paid per common share .................................        $      0.12         $      0.12


NET INCOME ......................................................        $    34,540         $    27,613
                                                                         -----------         -----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment ......................                (33)                 13
   Unrealized investment gains/(losses)-net of tax ..............               (403)               (510)
                                                                         -----------         -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS) .........................               (436)               (497)
                                                                         -----------         -----------
COMPREHENSIVE INCOME ............................................        $    34,104         $    27,116
                                                                         ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                             2000                1999
                                                                         -----------         -----------
OPERATING REVENUES ..............................................        $ 5,599,693         $ 6,366,047
                                                                         -----------         -----------
OPERATING EXPENSES:
   Resource costs ...............................................          5,248,183           5,981,449
   Operations and maintenance ...................................             82,132             131,887
   Administrative and general ...................................             90,279              90,551
   Depreciation and amortization ................................             57,662              56,901
   Taxes other than income taxes ................................             42,401              39,032
   Exit costs - Avista Energy's Eastern energy business .........              7,865                   -
   Restructuring charges - Pentzer ..............................              1,940                   -
                                                                         -----------         -----------
     Total operating expenses ...................................          5,530,462           6,299,820
                                                                         -----------         -----------
INCOME FROM OPERATIONS ..........................................             69,231              66,227
                                                                         -----------         -----------
OTHER INCOME (EXPENSE):
   Interest expense .............................................            (49,774)            (47,593)
   Net gain on subsidiary transactions ..........................                  -              58,648
   Other income-net .............................................             29,421              10,576
                                                                         -----------         -----------
     Total other income (expense)-net ...........................            (20,353)             21,631
                                                                         -----------         -----------
INCOME BEFORE INCOME TAXES ......................................             48,878              87,858
INCOME TAXES ....................................................             25,305              32,348
                                                                         -----------         -----------
NET INCOME ......................................................             23,573              55,510
DEDUCT-Preferred stock dividend requirements  (Note 5) ..........             23,127              16,107
                                                                         -----------         -----------
INCOME AVAILABLE FOR COMMON STOCK ...............................        $       446         $    39,403
                                                                         ===========         ===========
Average common shares outstanding (thousands), Basic  (Note 5) ..             45,193              39,077

EARNINGS PER SHARE OF COMMON STOCK, BASIC  (Note 5) .............        $      0.01         $      1.01

EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 5) ...........        $      0.01         $      0.98

Dividends paid per common share .................................        $      0.36         $      0.36


NET INCOME ......................................................        $    23,573         $    55,510
                                                                         -----------         -----------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment ......................                 24                 371
   Unrealized investment gains/(losses)-net of tax ..............                  -                (249)
                                                                         -----------         -----------
TOTAL OTHER COMPREHENSIVE INCOME ................................                 24                 122
                                                                         -----------         -----------
COMPREHENSIVE INCOME ............................................        $    23,597         $    55,632
                                                                         ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                        September 30,      December 31,
                                                                            2000              1999
                                                                         ----------        ----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ....................................        $   78,490        $   40,041
   Temporary cash investments ...................................                 -             7,490
   Accounts and notes receivable-net ............................           965,660           530,774
   Energy commodity assets ......................................         2,202,768           585,913
   Materials and supplies, fuel stock and natural gas stored ....            39,002            28,352
   Prepayments and other ........................................            67,544            21,499
                                                                         ----------        ----------
     Total current assets .......................................         3,353,464         1,214,069
                                                                         ----------        ----------

UTILITY PROPERTY:
   Utility plant in service-net .................................         2,163,279         2,184,698
   Construction work in progress ................................            45,333            30,912
                                                                         ----------        ----------
     Total ......................................................         2,208,612         2,215,610
   Less:  Accumulated depreciation and amortization .............           707,860           714,773
                                                                         ----------        ----------
     Net utility plant ..........................................         1,500,752         1,500,837
                                                                         ----------        ----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net .............................            48,809            54,123
   Non-utility properties and investments-net ...................           193,965           137,213
   Non-current energy commodity assets ..........................           852,109           491,799
   Other-net ....................................................            24,539            31,051
                                                                         ----------        ----------
     Total other property and investments .......................         1,119,422           714,186
                                                                         ----------        ----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax ....................           158,988           166,456
   Conservation programs ........................................            40,366            44,444
   Unamortized debt expense .....................................            31,255            31,122
   Other-net ....................................................            80,439            42,380
                                                                         ----------        ----------
     Total deferred charges .....................................           311,048           284,402
                                                                         ----------        ----------

       TOTAL ....................................................        $6,284,686        $3,713,494
                                                                         ==========        ==========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable .............................................        $1,014,266        $  522,478
   Energy commodity liabilities .................................         2,184,607           594,065
   Short-term borrowings ........................................           118,100             2,530
   Taxes and interest accrued ...................................             7,864            35,123
   Other ........................................................            27,718            32,783
                                                                         ----------        ----------
     Total current liabilities ..................................         3,352,555         1,186,979
                                                                         ----------        ----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ......................................            37,526            44,067
   Deferred revenue .............................................            39,574           132,975
   Non-current energy commodity liabilities .....................           770,784           441,372
   Deferred income taxes ........................................           400,482           377,049
   Other deferred credits .......................................           134,421            11,041
                                                                         ----------        ----------
     Total non-current liabilities and deferred credits .........         1,382,787         1,006,504
                                                                         ----------        ----------

CAPITALIZATION (See Consolidated Statements of Capitalization) ..         1,549,344         1,520,011
                                                                         ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 6)
       TOTAL ....................................................        $6,284,686        $3,713,494
                                                                         ==========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                            September 30,       December 31,
                                                                                2000                1999
                                                                            -----------         -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
     Secured Medium-Term Notes:
       Series A - 625% to 790% due 2002 through 2023 ...............        $   129,500         $   139,400
       Series B - 624% to 789% due 2000 through 2010 ...............            104,000             124,000
                                                                            -----------         -----------
       Total first mortgage bonds ..................................            233,500             263,400
                                                                            -----------         -----------

   Pollution Control Bonds:
     Floating Rate, Colstrip 1999A, due 2032 .......................             66,700              66,700
     Floating Rate, Colstrip 1999B, due 2034 .......................             17,000              17,000
     6% Series due 2023 ............................................              4,100               4,100
                                                                            -----------         -----------
       Total pollution control bonds ...............................             87,800              87,800
                                                                            -----------         -----------
   Unsecured Medium-Term Notes:
     Series A - 794% to 957% due 2001 through 2007 .................             31,000              31,000
     Series B - 675% to 823% due 2001 through 2023 .................             96,000              96,000
     Series C - 599% to 802% due 2007 through 2028 .................            109,000             109,000
     Series D - 8625% due 2003 .....................................            175,000                   -
                                                                            -----------         -----------
       Total unsecured medium-term notes ...........................            411,000             236,000
                                                                            -----------         -----------
   Notes payable (due within one year) to be refinanced ............                  -             118,500
   Other ...........................................................             10,847              12,503
                                                                            -----------         -----------
     Total long-term debt ..........................................            743,147             718,203
                                                                            -----------         -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ....................................             60,000              60,000
     Floating Rate, Series B, due 2037 .............................             50,000              50,000
                                                                            -----------         -----------
       Total company-obligated mandatorily redeemable
       preferred trust securities ..................................            110,000             110,000
                                                                            -----------         -----------
PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $695 Series K; 350,000 shares outstanding ($100 stated value) .             35,000              35,000
                                                                            -----------         -----------
       Total subject to mandatory redemption .......................             35,000              35,000
                                                                            -----------         -----------
CONVERTIBLE PREFERRED STOCK:
   Not subject to mandatory redemption:
     $1240 Convertible Series L; 0 and 1,508,210 shares
       outstanding ($18280 stated value) ...........................                  -             263,309
                                                                            -----------         -----------
       Total convertible preferred stock ...........................                  -             263,309
                                                                            -----------         -----------
COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     47,158,911 and 35,648,239 shares outstanding ..................            609,690             318,731
   Note receivable from employee stock ownership plan ..............             (7,348)             (8,240)
   Capital stock expense and other paid in capital .................            (12,063)             (4,347)
   Other comprehensive income ......................................               (142)               (166)
   Retained earnings ...............................................             71,060              87,521
                                                                            -----------         -----------
     Total common equity ...........................................            661,197             393,499
                                                                            -----------         -----------

TOTAL CAPITALIZATION ...............................................        $ 1,549,344         $ 1,520,011
                                                                            ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                               2000              1999
                                                                            ---------         ---------
OPERATING  ACTIVITIES:
   Net income ......................................................        $  23,573         $  55,510
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization .................................           57,662            56,901
     Provision for deferred income taxes ...........................           31,524            21,034
     Allowance for equity funds used during construction ...........             (861)             (647)
     Power and natural gas cost deferrals and amortizations ........          (47,296)           (8,519)
     Gain on sale of property and subsidiary investments-net .......          (16,861)          (58,418)
     Energy commodity assets and liabilities .......................          (52,306)           (6,717)
     Other-net .....................................................            8,399               494
     (Increase) decrease in working capital components:
       Sale of customer accounts receivables-net ...................           13,000             5,000
       Receivables and prepaid expense .............................         (506,377)         (182,927)
       Materials & supplies, fuel stock and natural gas stored .....           (1,879)           (2,087)
       Payables and other accrued liabilities ......................          413,172           244,208
       Other .......................................................           20,153            (4,013)
                                                                            ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................          (58,097)          119,819
                                                                            ---------         ---------
INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) ........          (66,374)          (60,193)
   Other capital requirements ......................................          (67,051)          (22,583)
   Change in other noncurrent balance sheet items-net ..............           27,458           (15,425)
   Proceeds from property sales and sale of subsidiary investments .           90,063           145,285
   Assets acquired and investments in subsidiaries .................           (2,416)          (40,735)
                                                                            ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................          (18,320)            6,349
                                                                            ---------         ---------
FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings ....................           (6,632)           97,151
   Proceeds from issuance of long-term debt ........................          175,000            84,933
   Redemption and maturity of long-term debt .......................          (29,900)          (98,610)
   Redemption of preferred stock ...................................               (3)           (4,672)
   Sale (repurchase) of common stock ...............................            2,467           (82,047)
   Cash dividends paid .............................................          (22,024)          (30,316)
   Other-net .......................................................           (4,042)           (2,320)
                                                                            ---------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................          114,866           (35,881)
                                                                            ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................           38,449            90,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................           40,041            72,836
                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................        $  78,490         $ 163,123
                                                                            =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid (received) during the period:
     Interest ......................................................        $  43,048         $  45,586
     Income taxes ..................................................          (11,943)           34,823
   Noncash financing and investing activities:
     Series L Preferred Stock converted to common stock ............          271,286                 -
     Property purchased under capitalized leases ...................                -             1,386


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                                           2000                1999
                                                                       -----------         -----------
OPERATING REVENUES:
   Avista Utilities ...........................................        $   397,662         $   317,937
   Energy Trading and Marketing ...............................          2,480,990           3,364,316
   Information and Technology .................................              2,902               1,475
   Avista Ventures ............................................              9,272              37,444
   Intersegment eliminations ..................................            (26,521)             (3,063)
                                                                       -----------         -----------
     Total operating revenues .................................        $ 2,864,305         $ 3,718,109
                                                                       ===========         ===========
RESOURCE COSTS:
   Avista Utilities:
     Power purchased ..........................................        $   326,450         $   199,416
     Natural gas purchased for resale .........................             12,309              16,916
     Fuel for generation ......................................             19,843              13,100
     Other ....................................................            (32,998)             13,776
   Energy Trading and Marketing:
     Cost of sales ............................................          2,403,142           3,356,361
   Intersegment eliminations ..................................            (26,521)             (3,063)
                                                                       -----------         -----------
     Total resource costs (excluding non-energy businesses) ...        $ 2,702,225         $ 3,596,506
                                                                       ===========         ===========
GROSS MARGINS:
   Avista Utilities ...........................................        $    72,058         $    74,729
   Energy Trading and Marketing ...............................             77,848               7,955
                                                                       -----------         -----------
     Total gross margins (excluding non-energy businesses) ....        $   149,906         $    82,684
                                                                       ===========         ===========
OPERATIONS AND MAINTENANCE EXPENSES:
   Avista Utilities ...........................................        $    14,507         $    15,275
   Energy Trading and Marketing ...............................                260                 151
   Information and Technology .................................              7,418               1,604
   Avista Ventures ............................................              7,848              24,472
                                                                       -----------         -----------
     Total operations and maintenance expenses ................        $    30,033         $    41,502
                                                                       ===========         ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Avista Utilities ...........................................        $    15,475         $    15,134
   Energy Trading and Marketing ...............................             10,409               6,933
   Information and Technology .................................              4,317               2,056
   Avista Ventures ............................................                331               7,209
                                                                       -----------         -----------
     Total administrative and general expenses ................        $    30,532         $    31,332
                                                                       ===========         ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Avista Utilities ...........................................        $    16,163         $    15,515
   Energy Trading and Marketing ...............................                822                 779
   Information and Technology .................................              1,717                 752
   Avista Ventures ............................................                978               1,524
                                                                       -----------         -----------
     Total depreciation and amortization expenses .............        $    19,680         $    18,570
                                                                       ===========         ===========
INCOME (LOSS) FROM OPERATIONS (PRE-TAX):
   Avista Utilities ...........................................        $    13,600         $    17,284
   Energy Trading and Marketing ...............................             64,972                  91
   Information and Technology .................................            (10,613)             (2,962)
   Avista Ventures ............................................                (60)              3,784
                                                                       -----------         -----------
     Total income from operations .............................        $    67,899         $    18,197
                                                                       ===========         ===========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended September 30
Thousands of Dollars

                                                                           2000                1999
                                                                       -----------         -----------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK:
   Avista Utilities ...........................................        $      (969)        $    (4,609)
   Energy Trading and Marketing ...............................             42,049                 597
   Information and Technology .................................             (6,767)             (1,908)
   Avista Ventures ............................................               (381)             28,193
                                                                       -----------         -----------
     Total income available for common stock  (Note 5) ........        $    33,932         $    22,273
                                                                       ===========         ===========
ASSETS:  (1999 amounts at December 31)
   Avista Utilities ...........................................        $ 1,978,135         $ 1,976,716
   Energy Trading and Marketing ...............................          4,117,257           1,595,470
   Information and Technology .................................             71,815              26,379
   Avista Ventures ............................................            117,479             114,929
                                                                       -----------         -----------
     Total assets .............................................        $ 6,284,686         $ 3,713,494
                                                                       ===========         ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Avista Utilities ...........................................        $    30,909         $    20,405
   Energy Trading and Marketing ...............................             42,104              (1,795)
   Information and Technology .................................             10,094               3,749
   Avista Ventures ............................................                158               7,533
                                                                       -----------         -----------
     Total capital expenditures ...............................        $    83,265         $    29,892
                                                                       ===========         ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                           2000                1999
                                                                       -----------         -----------
OPERATING REVENUES:
   Avista Utilities ...........................................        $ 1,014,987         $   805,814
   Energy Trading and Marketing ...............................          4,630,646           5,443,706
   Information and Technology .................................              7,420               3,067
   Avista Ventures ............................................             25,046             117,506
   Intersegment eliminations ..................................            (78,406)             (4,046)
                                                                       -----------         -----------
     Total operating revenues .................................        $ 5,599,693         $ 6,366,047
                                                                       ===========         ===========
RESOURCE COSTS:
   Avista Utilities:
     Power purchased ..........................................        $   715,152         $   396,135
     Natural gas purchased for resale .........................             71,114              73,022
     Fuel for generation ......................................             43,621              30,871
     Other ....................................................             35,539              34,687
   Energy Trading and Marketing:
     Cost of sales ............................................          4,461,163           5,450,780
   Intersegment eliminations ..................................            (78,406)             (4,046)
                                                                       -----------         -----------
     Total resource costs (excluding non-energy businesses) ...        $ 5,248,183         $ 5,981,449
                                                                       ===========         ===========
GROSS MARGINS:
   Avista Utilities ...........................................        $   149,561         $   271,099
   Energy Trading and Marketing ...............................            169,483              (7,074)
                                                                       -----------         -----------
     Total gross margins (excluding non-energy businesses) ....        $   319,044         $   264,025
                                                                       ===========         ===========
OPERATIONS AND MAINTENANCE EXPENSES:
   Avista Utilities ...........................................        $    46,427         $    41,363
   Energy Trading and Marketing ...............................                778                 251
   Information and Technology .................................             14,661               4,383
   Avista Ventures ............................................             20,266              85,890
                                                                       -----------         -----------
     Total operations and maintenance expenses ................        $    82,132         $   131,887
                                                                       ===========         ===========
ADMINISTRATIVE AND GENERAL EXPENSES:
   Avista Utilities ...........................................        $    45,891         $    45,573
   Energy Trading and Marketing ...............................             23,752              20,045
   Information and Technology .................................             16,542               4,118
   Avista Ventures ............................................              4,094              20,815
                                                                       -----------         -----------
     Total administrative and general expenses ................        $    90,279         $    90,551
                                                                       ===========         ===========
DEPRECIATION AND AMORTIZATION EXPENSES:
   Avista Utilities ...........................................        $    48,919         $    46,703
   Energy Trading and Marketing ...............................              1,955               2,304
   Information and Technology .................................              3,856               1,325
   Avista Ventures ............................................              2,932               6,569
                                                                       -----------         -----------
     Total depreciation and amortization expenses .............        $    57,662         $    56,901
                                                                       ===========         ===========
INCOME (LOSS) FROM OPERATIONS (PRE-TAX):
   Avista Utilities ...........................................        $   (30,817)        $   100,202
   Energy Trading and Marketing ...............................            132,647             (29,674)
   Information and Technology .................................            (27,802)             (6,807)
   Avista Ventures ............................................             (4,797)              2,506
                                                                       -----------         -----------
     Total income from operations .............................        $    69,231         $    66,227
                                                                       ===========         ===========

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Nine Months Ended September 30
Thousands of Dollars

                                                                           2000                1999
                                                                       -----------         -----------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK:
   Avista Utilities ...........................................        $   (65,707)        $    25,431
   Energy Trading and Marketing ...............................             85,812             (17,416)
   Information and Technology .................................            (18,679)             (4,487)
   Avista Ventures ............................................               (980)             35,875
                                                                       -----------         -----------
     Total income available for common stock  (Note 5) ........        $       446         $    39,403
                                                                       ===========         ===========
ASSETS:  (1999 amounts at December 31)
   Avista Utilities ...........................................        $ 1,978,135         $ 1,976,716
   Energy Trading and Marketing ...............................          4,117,257           1,595,470
   Information and Technology .................................             71,815              26,379
   Avista Ventures ............................................            117,479             114,929
                                                                       -----------         -----------
     Total assets .............................................        $ 6,284,686         $ 3,713,494
                                                                       ===========         ===========
CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Avista Utilities ...........................................        $    72,555         $    59,522
   Energy Trading and Marketing ...............................             42,218               3,816
   Information and Technology .................................             24,116               8,873
   Avista Ventures ............................................                853               9,726
                                                                       -----------         -----------
     Total capital expenditures ...............................        $   139,742         $    81,937
                                                                       ===========         ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company appointed a team to implement SFAS 133. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The Company is currently implementing accounting policies and procedures to determine the impact of SFAS 133 on its consolidated results of operations and financial position. The impact of adoption of SFAS 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial information at the date of adoption. This statement should have no impact on consolidated cash flows.

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


NOTE 2.  RESTRUCTURING CHARGES

In November 1999, Avista Energy, Inc. (Avista Energy) began to redirect its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West. The downsizing plan called for the shutting down of all of the operations in Houston and Boston and eliminating approximately 80 positions. The Houston operations were closed during the first quarter of 2000, and the Boston operations were closed during the second quarter of 2000. In the fourth quarter of 1999, Avista Energy recorded a charge of $5.9 million, after taxes, for expenses related to employee terminations, such as contract terminations and retention payments. During the first quarter of 2000, the entire $5.9 million reserve was paid out for employee termination expenses, leaving no accrued balance at March 31, 2000. Avista Energy sold its Eastern power book during the first quarter of 2000 for a $1.0 million after-tax loss, but did not find a buyer for its natural gas or coal contracts in the East. The remaining Eastern natural gas contracts, primarily for transportation and storage, are being managed out of the Spokane office. The only remaining activity related to coal contracts is scheduling, which will continue until the end of 2000 when the last of the contracts expire. In addition to the restructuring charges previously reserved and paid, other transition costs in the amount of $3.1 million and $1.8 million, both after taxes, for the first and second quarters of 2000, respectively, were incurred related to closing the Houston and Boston offices and discontinuing operations in the East. Minimal transition costs were recorded in the third quarter, with little expected for the remainder of 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------

In the 1999 Form 10-K, it was announced that Pentzer Corporation (Pentzer) would also be redirecting its focus. In the first quarter of 2000, Pentzer recorded a charge of $1.2 million, after taxes, for expenses related to employee terminations. All of this accrual was paid out as of June 30, 2000.


NOTE 3. ENERGY COMMODITY TRADING

AVISTA UTILITIES

During the second quarter of 2000, Avista Utilities held options and forward contracts for wholesale trading purposes. The fair value of these assets and liabilities outstanding at June 30, 2000 was $1.4 million and $28.9 million, respectively. The fair value of these liabilities outstanding at September 30, 2000 was $4.7 million (there were no outstanding assets at that time). The average fair value of these assets and liabilities held during the six months between March 31, 2000 and September 30, 2000 was $0.2 million and $2.9 million, respectively. The net loss from the change in the fair value position of Avista Utilities' options and forward contracts from March 31, 2000 to September 30, 2000 was $3.1 million and is included in the Consolidated Statements of Income in resource costs. The fair value at December 31, 1999 and March 31, 2000 of options held by Avista Utilities for trading purposes was immaterial.

AVISTA ENERGY

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at September 30, 2000 are set forth below (volumes in thousands of mmBTUs and MWhs):

                                   Fixed Price     Fixed Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   -----------     -----------    --------------
Energy commodities (volumes)
   Natural gas                      103,412         88,398              3
   Electric                         141,695        131,320             20
   Coal (tons)                        1,243          1,243              -

                                   Index Price     Index Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   -----------     -----------    --------------
Energy commodities (volumes)
   Natural gas                      711,976        754,125              5
   Electric                             535             34              4


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

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at September 30, 2000, and the average fair value of those instruments held during the nine months ended September 30, 2000 are set forth below (dollars in thousands):

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                      Fair Value                                         Average Fair Value for the
                              as of September 30, 2000                               nine months ended September 30, 2000
                --------------------------------------------------------    --------------------------------------------------------
                 Current        Long-term      Current        Long-term      Current       Long-term       Current        Long-term
                  Assets         Assets      Liabilities     Liabilities      Assets         Assets      Liabilities     Liabilities
                ----------     ----------    -----------     -----------    ----------     ----------    -----------     ----------
Natural gas     $  133,331     $   74,886     $  127,826     $   70,379     $  126,401     $   46,001     $  123,786     $   40,774
Electric         2,067,850        777,223      2,055,902        700,405      1,813,038        666,713      1,819,450        605,081
Coal                 1,587              -            879              -          5,174            429          4,496             57
                ----------     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Total           $2,202,768     $  852,109     $2,184,607     $  770,784     $1,944,613     $  713,143     $1,947,732     $  645,912

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of September 30, 2000 was approximately three months. The weighted average term of Avista Energy's electric derivative commodity instruments at September 30, 2000 was approximately two months. The weighted average term of Avista Energy's coal derivative commodity instruments at September 30, 2000 was approximately three months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk, from December 31, 1999 to September 30, 2000 was $59.2 million and is included in the Consolidated Statements of Income in operating revenues.


NOTE 4. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


NOTE 5. EARNINGS PER SHARE

On February 16, 2000, all outstanding shares of Series L Preferred Stock were converted into 11,410,047 shares of common stock. The weighted-average number of shares of common stock outstanding during the nine months ended September 30, 2000 related to the converted shares was 2,532,031. The costs of converting the Series L Preferred Stock into common stock totaled $21.3 million during the first quarter of 2000, with $18.1 million representing the optional conversion premium and $3.2 million attributable to the regular dividend on the stock. However, the weighted-average number of converted shares and the conversion costs were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2000 because their effects were antidilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                                                           Nine Months Ended
                                                                 3rd Quarter                 September 30
                                                           ----------------------        ----------------------
                                                             2000           1999           2000           1999
                                                           -------        -------        -------        -------
Net income                                                 $34,540        $27,613        $23,573        $55,510
Less:  Preferred stock dividends                               608          5,340         23,127         16,107
                                                           -------        -------        -------        -------
Income available for common stock-basic                     33,932         22,273            446         39,403
Convertible Preferred Stock, Series L,
     dividend requirements                                       -          4,732              -         14,282
                                                           -------        -------        -------        -------
Income available for common stock-diluted                  $33,932        $27,005        $   446        $53,685
                                                           =======        =======        =======        =======

Weighted-average number of common shares
 outstanding-basic                                          47,147         36,634         45,193         39,077
Conversion of Convertible Preferred Stock, Series L              -         15,298              -         15,369
Restricted stock                                                99            122             99            113

Stock options                                                  115              1            364              -
                                                           -------        -------        -------        -------
Weighted-average number of common shares
outstanding-diluted                                         47,361         52,055         45,656         54,559
                                                           =======        =======        =======        =======

Earnings per common share
     Basic                                                 $  0.72        $  0.61        $  0.01        $  1.01
     Diluted                                               $  0.72        $  0.52        $  0.01        $  0.98

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES

SECURITIES LITIGATION

On July 27, 2000, John Bain filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the Company and Thomas M. Matthews, the Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, a Senior Vice President and the Chief Financial Officer of the Company. On August 2, 2000, Wei Cao and William Dalton filed separate lawsuits in the same Court against the Company and Mr. Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. Each complaint is brought on behalf of a purported class of persons who purchased Company common stock during periods commencing as early as April 7, 2000 and ending June 21, 2000. The plaintiffs assert violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company's Annual Report on Form 10-K for the year 1999 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and in specified press releases issued by the Company, and, further, claim that plaintiffs and the respective purported classes suffered damages as a result thereof. Such alleged misstatements and omissions are claimed to relate to the Company's trading activities in wholesale energy markets, the Company's risk management policies and procedures with respect thereto and the Company's trading losses in the second quarter of 2000. The plaintiffs request, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. The Company denies liability and intends to defend these lawsuits vigorously. On November 9, 2000, the court entered an order consolidating the cases, appointing the lead stockholder-plaintiff, and appointing lead stockholders-plaintiffs' counsel to prosecute the litigation.

COMMODITY FUTURES TRADING COMMISSION INVESTIGATION

Avista Energy and one or more of its former employees are the subject of an investigation by the Commodity Futures Trading Commission (CFTC) into futures trading, including certain electricity futures contracts, in July of 1998. As part of its investigation, the CFTC is examining the placement of orders on July 27, 1998 to purchase August 1998 Palo Verde and California-Oregon Border
(COB) futures contracts traded on the New York Mercantile Exchange and whether the trading in question amounted to a manipulation of the price of those contracts. As of the date of the filing of this Quarterly Report, the CFTC has not yet determined whether or not to charge any traders or Avista Energy (as the traders' employer) with violations of law.

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

POWER COSTS DEFERRALS

On August 9, 2000, the Washington Utilities and Transportation Committee (WUTC) approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. The specific power costs deferred include the changes in power costs to the Company from those included in the Company's base retail rates, related to three power cost components: the net effect of changes in short-term wholesale market prices on short-term wholesale purchases and sales; the effect on power costs from changes in the level of hydroelectric generation; and the net effect on power costs from changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to the Company associated with these three power cost components, and the level of costs included in the Company's base retail rates. The power costs deferred are related solely to the operation of the Company's system resources to serve its system retail and wholesale load obligations. Deferrals do not include losses associated with wholesale trading activity. During the third quarter of 2000, the Company deferred $30.8 million in power costs pursuant to the WUTC accounting order. Regulatory approval of the recovery of these deferred costs will be addressed in a future regulatory proceeding, in which the Company is required to support the reasonableness and prudence of the costs, and that the Company's resources were optimized to the benefit of its retail customers.

SPOKANE GAS PLANT

The Spokane Natural Gas Plant site (which was operated as a coal gasification plant for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington's Department of Ecology (DOE) that it had been designated as a potentially liable party (PLP) with respect to any hazardous substances located on this site, stemming from the Company's past ownership of the former Gas Plant. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and implement appropriate remedial measures.

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

The DOE issued a Draft Agreed Order to the Company on January 17, 2000, and solicited public comment. The Agreed Order was signed by the DOE, the Company and Burlington Northern Railroad (another PLP) on March 13, 2000. The work to be performed under the Agreed Order includes three major technical parts: completion of the RI; performance of a focused Feasibility Study (FS); and implementation of an interim groundwater monitoring plan. During the second quarter, the Company received comments from the DOE on its initial RI, then submitted another draft of the RI, which has been accepted as final by the DOE. The Company also received comments from the DOE pertaining to the FS, which outlines cleanup alternatives. Another FS, which responded to the DOE comments, was submitted to the DOE on October 13. The Company expects final comments by the end of November.

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

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff the opportunity to file and serve an Amended Complaint, which it did. The Company and its affiliates renewed their motion to dismiss and on October 22, 1999, the Court again granted the motion to dismiss, this time with prejudice. Plaintiff has appealed this adverse determination to the Ninth Circuit Court of Appeals. If the Court approves an agreement reached among the parties, this case, including the appeal, will be dismissed with prejudice without the Company or its affiliates paying damages or other monetary relief to plaintiff.

SALE OF CREATIVE SOLUTIONS GROUP

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc. filed a complaint against Pentzer Corporation in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. Plaintiffs allege that Pentzer breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiffs allege damages in the approximate amount of $27 million. Pentzer has retained legal counsel and intends to vigorously defend against this action. Pentzer has pending before the Court a request that the matter be sent to arbitration.


NOTE 7.  DISPOSITIONS

On May 5, 2000, the owners of the Centralia Power Plant sold the plant to TransAlta, a Canadian company. The Company has recorded an after-tax gain totaling $7.8 million from the sale of its 17.5% ownership interest in the plant. The balance of the total after-tax gain of $34.7 million from the sale of Centralia was deferred and will be returned to Avista Utilities' customers through rates over established periods of time. Idaho customers will receive $7.0 million of the after-tax gain, which translates into a rate reduction of 1.8% over an eight-year period. Washington customers will receive the remaining $19.9 million through credits to their electric bills over a two-month period.

Avista Utilities has purchased energy from TransAlta to replace the output from Centralia for the period from July 1, 2000 through December 31, 2003. Avista Utilities will receive approximately 200 megawatts per hour beginning each July and continuing through March of the following year during the term of the contract. The Company is

AVISTA CORPORATION
--------------------------------------------------------------------------------

assessing its options for a longer-term replacement of the power through its Request for Proposal (RFP) process discussed in Part II. Item 5. Other Information.

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

Avista Utilities provides electric transmission and electric and natural gas distribution services to retail customers. It is also responsible for the generation and production of electric energy. Through the second quarter of 2000, Avista Utilities was also engaged in electric wholesale marketing and electric commodity trading, primarily for the purpose of optimizing system resources, as described in the following paragraph. Wholesale marketing includes sales and purchases under long-term contracts with terms longer than one year. Electric commodity trading includes short-term sales and purchases, such as next hour, next day and monthly blocks of energy. Wholesale marketing and trading activities have been primarily with other utilities and power marketers in the Western Systems Coordinating Council (WSCC). As explained more fully under "Results of Operations - Overall Operations," by June 30, 2000, Avista Utilities had ceased all trading activities except to the extent necessary to optimize system resources to meet retail customer loads and wholesale obligations.

Avista Utilities estimates future retail and firm wholesale loads based on contract terms, historic data and forward estimates of factors such as customer usage and weather. In addition, Avista Utilities projects resource availability to meet loads based on estimates of streamflows, unit availability, historic and forward market information and experience. The Company is required to both buy and sell energy on a quarterly, monthly, daily and hourly basis to optimize its resources and match actual resources to actual energy requirements. There may be significant price and volume variances when actual results are compared to estimates.

During the second and third quarters of the year 2000, significant price volatility, driven in part by availability of resources and demand for energy throughout the WSCC, materially impacted the cost of meeting the Company's system load requirements. While the Company plans for resources to meet current and expected retail and wholesale load obligations, price volatility and load volatility may materially impact the power costs to the Company in the future.

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

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce enabled portal that provides a variety of energy-related products and services to commercial and industrial customers on a national basis. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling, and maintenance and repair billing services. Avista Labs is in the process of developing modular Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer or industrial user. Avista Communications is a Competitive Local Exchange Carrier
(CLEC) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western United States. In April 2000, Avista Communications and Avista Fiber, Inc. merged operations, with Avista Communications now additionally responsible for designing, building and managing metropolitan area fiber optic networks.

The Avista Ventures line of business includes Avista Ventures, Inc. (Avista Ventures), Pentzer Corporation (Pentzer), Avista Development, Inc. (Avista Development) and Avista Services, Inc. (Avista Services). Avista Ventures was formed late in the first quarter of 2000 to align Avista Corp.'s investment and acquisition activities in the strategic growth areas of energy, information and technology. Avista Ventures is responsible for developing a pipeline of future opportunities for growth and innovation. Avista Ventures is the parent company to Pentzer and Avista Development. Pentzer was the parent company to the majority of the Company's other subsidiary businesses until 1999, when it sold two groups of its portfolio companies. Pentzer's business strategy was such that its income resulted from both transactional and non-transactional earnings. Transactional gains have been generated by one-time events or specific transactions, such as the sale of an investment or companies from Pentzer's portfolio of investments. Non-transactional earnings have been generated by the ongoing operations of the individual portfolio

AVISTA CORPORATION
--------------------------------------------------------------------------------

companies. Avista Development holds other community investments, including real estate, tax credit housing and other assets. Avista Services is the marketing arm of Avista Utilities that offers products and services to existing utility customers, including energy consulting, mail order merchandising and sales of items such as surge protectors and generators.

Regulatory, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, creating new opportunities to expand the Company's businesses and serve new markets. In pursuing such opportunities, the Company's strategy is to focus on continuing its growth as a leading provider of information and energy technology services.

These changes have also had a significant effect on energy markets. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil for thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual elimination of excess generating capacity in the Pacific Northwest and the WSCC, which results in higher prices for short-term energy, as well as increasing instances of transmission congestion in the region in periods of high demand. Other factors may result from the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets. These factors may include, for example, the increased ownership of generating facilities by entities which are not traditional "public utilities" as a result of utility divestitures, as well as the rapid growth of the wholesale market for capacity and energy on a short-term basis and increased trading in derivative commodity instruments.

Based on historical trends, Avista Utilities' business plan had forecast on-peak power prices of approximately $19 per megawatthour for May and June. On-peak power costs in the market averaged $60 per megawatthour in May and over $180 per megawatthour in June, with hourly spikes as high as $1,300 per megawatthour. Prices remain at unprecedented levels in the Pacific Northwest, without any apparent direct relationship to actual costs of generation. On-peak power costs in the market averaged between $122 and $222 per megawatthour during the third quarter, with peaks between $205 and $476 per megawatthour. Federal and state officials, including the FERC and the California Public Utilities Commission, commenced reviews to determine the cause of the market changes. See "Regulatory Proceedings Affecting the Wholesale Electricity Market" in Item 5.

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

The Company expects to post slightly above breakeven earnings per share on a diluted basis for the fourth quarter of 2000. These expectations reflect the Company's continued investment in the Information and Technology subsidiaries, the effects of additional power costs and the potential benefits to Avista Energy of expected continued price volatility in western power markets. The Company's cash flows have been affected because of the higher power and natural gas costs, as well as cash collateral required for counterparties and trading at Avista Energy. The Company anticipates, based on information currently available, that it will be able to satisfy all cash requirements through the remainder of 2000. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under "Safe Harbor for Forward Looking Statements." See "Liquidity and Capital Resources" for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

OVERALL OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The third quarter 2000 income available for common stock was $33.9 million compared to earnings of $22.3 million in the third quarter of 1999. The Energy Trading and Marketing operations recorded net income of $42.0 million in the third quarter of 2000 compared to $0.6 million in 1999. Avista Energy benefited from a well-positioned portfolio in the rapidly changing Pacific Northwest and western energy markets. The positive earnings from Avista Energy were partially offset by losses from the other lines of business. Avista Utilities recorded a loss of $1.0 million during the third quarter of 2000 compared to a loss of $4.6 million in 1999. Third quarter purchased power expenses at Avista Utilities were partially mitigated by an accounting order issued by the Washington Utilities and Transportation Commission (WUTC) that allows the Company to defer excess power costs incurred through June 30, 2001 to serve retail and long-term wholesale customer loads. During the third quarter of 2000, Avista Utilities deferred $30.8 million of power costs in Washington, the recovery of which will be addressed in a future regulatory proceeding. The loss in the third quarter of 1999 was primarily due to the increased preferred dividend requirement related to the Convertible Series L Preferred Stock. The Information and Technology line of business recorded a loss of $6.8 million in 2000 compared to a loss of $1.9 million in the third quarter of 1999 as these businesses continued to grow their operations. The Avista Ventures line of business recorded a third quarter loss of $0.4 million in 2000 compared to net income of $28.2 million in 1999. Pentzer sold a group of portfolio companies in the third quarter of 1999 that resulted in a $27.6 million after-tax transactional gain.

The basic and diluted earnings per share for the third quarter of 2000 were $0.72, compared to a contribution of $0.61 per basic share and $0.52 per diluted share in 1999. Energy Trading and Marketing operations contributed $0.89 per basic share in the third quarter of 2000 compared to $0.01 in 1999. Avista Utilities recorded a loss of $0.02 per basic share in the third quarter of 2000 compared to a loss of $0.12 in 1999. Information and Technology operations had a loss of $0.14 per basic share in the third quarter of 2000 compared to a loss of $0.05 in 1999. The Avista Ventures line of business recorded a loss of $0.01 per basic share compared to a contribution of $0.77 in 1999.

On August 9, 2000, the WUTC approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. The specific power costs deferred include the changes in power costs to the Company from those included in the Company's base retail rates, related to three power cost components: the net effect of changes in short-term wholesale market prices on short-term wholesale purchases and sales; the effect on power costs from changes in the level of hydroelectric generation; and the net effect on power costs from changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to the Company associated with these three power cost components, and the level of costs included in the Company's base retail rates. The power costs deferred are related solely to the operation of the Company's system resources to serve its system retail and wholesale load obligations. Deferrals do not include losses associated with wholesale trading activity. During the third quarter of 2000, the Company deferred $30.8 million in power costs pursuant to the WUTC accounting order. Regulatory approval of the recovery of these deferred costs will be addressed in a future regulatory proceeding, in which the Company is required to support the reasonableness and prudence of the costs, and that the Company's resources were optimized to the benefit of its retail customers.

In October 1999, the Company filed with the WUTC a request for a general electric rate increase of $26.2 million, or 10.4%, subsequently revised to $18.2 million, and a general natural gas rate increase of $4.9 million, or 6.5%. On September 29, 2000, the WUTC ordered a $3.4 million, or 1.4%, reduction in electric rates and a $1.7 million, or 2.1%, increase in natural gas rates. The WUTC also ordered that the Company's annual rate of return on investment for both electricity and natural gas be reduced from its current rate of return of 10.7% to 9.03%. The Company had requested a 9.9% rate of return. On October 9, 2000, the Company filed a Petition for Reconsideration before the WUTC requesting that the commission reconsider certain portions of its order. On November 8, 2000, the Commission slightly modified the original order by reducing the electric reduction from $3.4 million to $2.9 million and increasing the natural gas increase from $1.7 million to $1.8 million. The Company plans to make additional filings with the WUTC related to higher power supply costs and an electricity power cost adjustment and tracker mechanism.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Company is taking extensive measures to address the power cost issues, minimize risk and mitigate its financial hardship. Avista Utilities has eliminated its short-term wholesale trading activities except to the extent necessary to optimize system resources to meet retail customer loads and long-term wholesale obligations. Avista Utilities is also assessing alternatives to meet future energy needs. The Company is currently evaluating power proposals that it received in September 2000 through its Request for Proposal (RFP) process.

The Company hired Williams Energy Marketing & Trading Company in July 2000 to advise Avista Utilities on risk management, risk analysis and resource optimization issues for all system requirements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The income available for common stock for the first nine months of 2000 was $0.4 million compared to earnings of $39.4 million in 1999. The Energy Trading and Marketing line of business recorded earnings of $85.8 million in the first nine months of 2000 compared to a loss of $17.4 million in 1999. Avista Energy benefited from a well-positioned portfolio in the Pacific Northwest and western energy markets. The positive earnings from Avista Energy were partially offset by losses from the other lines of business. The conversion of the outstanding Series L Preferred Stock back into common stock in February 2000 resulted in a one-time charge of $21.3 million to preferred stock dividend requirements. Excluding the effect of this transaction, the Company's earnings would have been $21.7 million. Avista Utilities' operations lost $42.6 million in the first nine months of 2000 compared to net income of $41.5 million in 1999 (results for both periods are before preferred dividend requirements). The loss was primarily the result of the significantly higher purchased power costs for Avista Utilities that were compounded by a short position related to wholesale trading activity during the second quarter of 2000. (See paragraphs below for additional information about the higher energy prices and short position.) In addition, losses from the Information and Technology line of business were $18.7 million in 2000 compared to a loss of $4.5 million in 1999 as these businesses continued to grow their operations. The loss attributable to common stock from the Avista Ventures line of business was $1.0 million in 2000, compared to earnings of $35.9 million in 1999. The 1999 earnings included a transactional gain totaling $37.7 million, net of taxes, recorded by Pentzer as a result of the sale of two groups of portfolio companies.

         The basic and diluted loss per share for the first nine months of 2000 was $0.01, compared to a contribution of $1.01 per basic share and $0.98 per diluted share in 1999. Excluding any effects related to the Series L Preferred Stock, earnings per share would have been $0.45 for the nine months ended September 30, 2000. Energy Trading and Marketing operations contributed $1.89 per basic share in the first nine months of 2000 compared to a loss of $0.45 in 1999. Avista Utilities recorded a loss of $1.45 per basic share in the first nine months of 2000 compared to a contribution of $0.65 in 1999, which includes preferred stock dividend requirements in both periods. Information and Technology operations had a loss of $0.41 per basic share in the first nine months of 2000 compared to a loss of $0.11 in 1999. The Avista Ventures line of business had a loss of $0.02 per basic share in the first nine months of 2000 compared to a contribution of $0.92 in 1999.

Avista Utilities' pre-tax loss from operations was $30.8 million in the first nine months of 2000, or a decrease of $131.0 million from 1999. The loss resulted primarily from significantly higher electric energy prices in wholesale markets, compounded by a short position related to wholesale trading activity. The year-to-date results for 2000 include a $7.8 million after-tax gain recorded by the Company as a result of the sale of its interest in the Centralia Power Plant. The balance of the total after-tax gain of $34.7 million from the sale of Centralia was deferred and will be returned to Avista Utilities' customers through rates.

Unprecedented sustained peaks in electric energy prices throughout the WSCC in May and June, compounded by a wholesale short position discussed below, contributed to the significant losses recorded by Avista Utilities in the second quarter. The increased prices caused a reduction in gross margin of approximately $121.5 million in the first nine months of 2000 from 1999.

During the second and third quarters, Avista Utilities purchased energy in order to meet system obligations to serve retail and long-term wholesale customers. These purchases provided power in addition to power available from the Company's own generating resources. Due to the spikes in wholesale market prices described above, the cost of these purchases was significantly higher than the amounts currently being recovered from customers. On August 9, 2000, the WUTC approved the Company's request for deferred accounting treatment for certain power costs related to the recent increase in short-term wholesale market prices. Deferred accounting treatment is effective for power costs beginning July 1, 2000 and ending June 30, 2001. During the third quarter of 2000, the Company deferred $30.8 million in power costs in Washington.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Based on the Company's views of streamflows, historic market prices and energy availability in the second quarter of 2000, the Company entered into contracts and sold call options for fixed-price power for delivery through the remainder of the year, without making matching purchases at the same time, and also made certain short-term sales at fixed prices which were offset by purchases at prices indexed to the market price at the time of delivery. Certain of these wholesale trading positions were outside normal operating guidelines. Avista Utilities was therefore required to buy additional power not only to meet its obligations to its retail and long-term wholesale customers, as described above, but also to cover its wholesale trading positions. The process was impeded by the rapid escalation of market prices and lack of liquidity in the power markets. These purchases were made at fixed prices significantly higher than the related selling prices and at index, which settled at unprecedented levels in June. The pricing of these purchases caused substantially all of Avista Utilities' loss for the second quarter. By June 30, 2000, Avista Utilities had ceased all trading activities except to the extent necessary to optimize system resources to meet retail customer loads and long-term wholesale obligations.

Avista Utilities' short position was compounded by the May 5 sale of its interest in the Centralia plant, which reduced its system capacity by 201 megawatts. Avista Utilities entered into a three-and-one-half-year contract to purchase 200 megawatts from TransAlta beginning in July 2000. Based on historical trends and the Company's views on power prices and availability of power for May and June, Avista Utilities did not seek to replace the Centralia generation for the months of May and June with firm commitments.

AVISTA UTILITIES

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Avista Utilities' pre-tax income from operations was $13.6 million in the third quarter of 2000, compared to $17.3 million in 1999. Third quarter purchased power expenses at Avista Utilities were partially mitigated by an accounting order issued by the WUTC that allows the Company to defer, for later recovery, a portion of the excess power costs incurred through June 30, 2001 to serve its system retail and wholesale load requirements. During the third quarter of 2000, Avista Utilities deferred $30.8 million of power costs pursuant to this order, in addition to a $6.0 million deferral pursuant to the existing Power Cost Adjustment (PCA) in Idaho. Avista Utilities' operating revenues and expenses increased $79.7 million and $83.4 million, respectively, in the third quarter of 2000 over 1999.

Retail electric revenues increased $6.6 million in the third quarter of 2000 over 1999 primarily due to increased prices and greater sales volumes due to customer growth. Wholesale electric revenues increased $72.7 million, or 38%, while sales volumes decreased 42% during the third quarter of 2000, reflecting average sales prices 139% higher in 2000. Wholesale sales volumes decreased due to the cessation of all trading activities except to the extent necessary to optimize system resources to meet retail customer loads and long-term wholesale obligations. Natural gas revenues decreased $3.4 million in the third quarter of 2000 from 1999 due to decreased levels of non-retail sales.

Purchased power volumes were 34% lower in the third quarter of 2000 than last year due to decreased wholesale sales, but purchased power prices averaged 148% higher, resulting in a $127.0 million, or 64%, increase in purchased power expense in 2000. The $30.8 million deferral of power costs pursuant to the WUTC accounting order partially offset purchased power costs in the third quarter of 2000. Streamflows in the third quarter of 2000 were 73% of normal compared to 120% in the third quarter of 1999. Fuel for generation expense increased $6.7 million due to increased generation at the thermal plants. Purchased natural gas costs decreased $4.6 million in the third quarter of 2000, primarily as a result of lower non-retail therm sales. Other resource costs decreased $46.8 million from 1999 primarily due to $38.8 million of net mark-to-market adjustments and a $7.5 million increase in the Idaho Power Cost Adjustment (PCA) deferral over 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Avista Utilities' pre-tax loss from operations was $30.8 million in the first nine months of 2000, or a decrease of $131.0 million from 1999. The loss was primarily the result of the increase in purchased power costs during the second quarter, as described above. The year-to-date utility results also include the $7.8 million gain from the sale of Centralia mentioned above. Avista Utilities' operating revenues and expenses increased $209.2 million and $340.2 million, respectively, in the first nine months of 2000 over 1999.

Retail electric revenues increased $15.5 million in the first nine months of 2000 over 1999 due to increased prices and greater sales volumes due to customer growth. Wholesale electric revenues increased $190.2 million, or 51%,

AVISTA CORPORATION
--------------------------------------------------------------------------------

while sales volumes decreased 13% during the first nine months of 2000 over 1999, reflecting average sales prices 73% higher in 2000. Wholesale sales volumes decreased due to the cessation of all trading activities except to the extent necessary to meet retail customer loads and wholesale obligations. Natural gas revenues decreased $2.8 million in the first nine months of 2000 from 1999. Retail natural gas revenues increased $11.9 million, but were offset by a $14.4 million decrease in non-retail sales.

Purchased power volumes were 11% lower for the first nine months of 2000 than last year primarily due to decreased wholesale sales, but purchased power prices averaged 102% higher, resulting in a $319.0 million, or 81%, increase in purchased power expense in the first nine months of 2000 over 1999. The $30.8 million deferral of power costs pursuant to the WUTC accounting order partially offset purchased power costs in 2000. Streamflows in the first nine months of 2000 were 90% of normal compared to 110% in 1999. Fuel for generation expense increased $12.8 million due to increased generation at the thermal plants. Purchased natural gas costs decreased $1.9 million in the first nine months of 2000, primarily due to the decreased volumes sold.

Operations and maintenance expenses increased $5.1 million, or 12%, due to a variety of items, including increased distribution expenses, higher fees associated with the increased amount of customer accounts receivables sold, increased accruals for uncollectible accounts and other expenses related to customer accounting services.


ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power and Avista-STEAG. Avista Energy maintains a trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. For additional information about market risk and credit risk, see Business Risk -Energy Trading Business beginning on page 27.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Energy Trading and Marketing's income available for common stock for the third quarter of 2000 was $42.0 million, compared to $0.6 million in 1999. Avista Energy's operations were positively affected by warmer than normal weather and a well-positioned portfolio in volatile western electric markets.

Energy Trading and Marketing's revenues and operating expenses decreased $883.3 million and $948.2 million, respectively, in the third quarter of 2000 from 1999. The decrease in revenues is primarily the result of decreased volumes of transactions due to Avista Energy's closing its Eastern operations and refocusing its business to the West, partially offset by the impact of increased prices. The decrease in expenses is primarily the result of Avista Energy's closing its Eastern operations and refocusing its business to the western energy markets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Energy Trading and Marketing's income available for common stock for the first nine months of 2000 was $85.8 million, compared to a loss of $17.4 million in 1999. Avista Energy's operations in the first nine months of 2000 were positively affected by warmer than normal weather and a well-positioned portfolio in volatile western electric markets. Avista Energy's operations were negatively impacted by losses from the liquidation of its Eastern electric book and associated operating costs to close its Eastern operations in Houston and Boston. The Houston and Boston offices were closed during the first and second quarters of 2000, and the Eastern electric book was sold at a $1.0 million after-tax loss.

Energy Trading and Marketing's revenues decreased $813.1 million and operating expenses decreased $975.4 million in the first nine months of 2000 from 1999. The year-to-date decrease in revenues is primarily the result of lower sales volumes, partially offset by increased prices. The year-to-date decrease in expenses is primarily the result of Avista Energy's closing its Eastern operations and refocusing its business to the West.

Energy Trading and Marketing's balance sheet increased $2.5 billion from December 1999 to September 2000. Avista Energy's energy commodity assets and liabilities increased primarily as a result of significant price increases for both natural gas and power during this period. Trade receivables and payables increased due to higher market prices on current positions.

AVISTA CORPORATION
--------------------------------------------------------------------------------

INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Avista Corp. has committed to invest in the development of these information and energy technology businesses.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Information and Technology's loss attributable to common stock for the third quarter of 2000 was $6.8 million, compared to a loss of $1.9 million in 1999. Operating revenues and expenses for this line of business increased $1.4 million and $9.1 million, respectively, during the third quarter of 2000 over 1999, primarily due to growth in each of the individual businesses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Information and Technology's loss attributable to common stock for the first nine months of 2000 was $18.7 million, compared to a loss of $4.5 million in 1999. Operating revenues and expenses for this line of business increased $4.4 million and $25.3 million, respectively, during the first nine months of 2000 over 1999, primarily due to growth in each of the individual businesses.


AVISTA VENTURES

The Avista Ventures line of business includes the results of Avista Ventures, Pentzer, Avista Development and Avista Services.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The loss attributable to common stock from this line of business was $0.4 million in the third quarter of 2000, compared to earnings of $28.2 million in 1999. The 1999 results included a transactional gain of $27.6 million, net of taxes, from Pentzer's sale of a group of portfolio companies in the third quarter of 1999.

Operating revenues and expenses from this line of business decreased $28.2 million and $24.3 million, respectively, during the third quarter of 2000 from 1999. The Store Fixtures Group of portfolio companies was sold by Pentzer during the third quarter of 1999, so revenues and expenses from these companies were still included in the 1999 amounts.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The loss attributable to common stock from this line of business was $1.0 million in the first nine months of 2000, compared to earnings of $35.9 million in 1999. The 2000 loss includes a $1.2 million after-tax charge recorded by Pentzer in the first quarter for expenses related to employee terminations resulting from a redirection of Pentzer's business focus. The 1999 earnings included transactional gains totaling $37.7 million, net of taxes, recorded by Pentzer as a result of the sale of its Creative Solutions Group and Store Fixtures Group of portfolio companies, partially offset by a loss on the sale of equipment.

Operating revenues and expenses from this line of business decreased $92.5 million and $85.2 million, respectively, during the first nine months of 2000, as compared to 1999, primarily as a result of the sales of portfolio companies by Pentzer. The Creative Solutions Group of companies was sold at the end of the first quarter of 1999 and the Store Fixtures Group of companies was sold during the third quarter of 1999. Revenues and expenses from these companies were included only in the 1999 amounts.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Operating activities in the first nine months of 2000 used net cash of $58.1 million, compared to providing net cash of $119.8 million for the same period in 1999. Net income for the first nine months of 2000 was $23.6 million compared to $55.5 million in 1999. Power and natural gas cost deferrals and amortizations increased by $38.8 million over 1999 primarily due to the accounting order approved by the WUTC, and the effect of increased power and natural gas costs on the Idaho PCA and natural gas trackers already in place in various states. Increased power prices resulted in significant changes in the mark-to-market balances of energy commodity assets and liabilities at both Avista Utilities and Avista Energy during the first nine months of 2000, with a total non-cash impact on net income of $52.3 million. Other working capital components, primarily receivables and payables and other accrued liabilities, continued to change substantially in the 2000 period, primarily due to Avista Energy's operations, as a result of increased costs for power.

Investing Activities Investing activities used net cash of $18.3 million in the first nine months of 2000 compared to providing net cash of $6.3 million in the same period in 1999. In 2000, Avista Utilities sold the Centralia Power Plant, resulting in proceeds of approximately $89.2 million. In 1999, Pentzer sold the Creative Solutions and Store Fixtures groups of companies and Avista Energy acquired Vitol.

Financing Activities Net cash provided by financing activities totaled $114.9 million in the first nine months of 2000 compared to a $35.9 million net use of cash in 1999. Short-term borrowings decreased $6.6 million and $29.9 million of long-term debt matured in the first nine months of 2000, while $175.0 million of long-term debt was issued. In the first nine months of 1999, short-term borrowings increased $97.2 million and $84.9 million of long-term debt was issued, while $98.6 million of long-term debt matured or was redeemed. Also, $82.0 million of common stock was repurchased in 1999.

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

In March 2000, the Company began issuing new shares of common stock to the Employee Investment Plan rather than having the Plan purchase shares of common stock on the open market. Through September 30, 2000, 78,645 new shares of common stock were issued to the Plan.

In August 2000, the Company issued $175.0 million of Unsecured Medium-Term Notes, Series D at a rate of 8.625% due in 2003.

Capital expenditures are financed on an interim basis with notes payable (due within one year). On June 26, 2000, the Company renegotiated its committed lines of credit with various banks. The two lines of credit total $230 million, and both expire on June 26, 2001. As part of the renewals, the Company pledged its shares of common stock in Avista Capital as security for these agreements. In addition, the Company had a $60 million three-month line of credit that expired on October 25, 2000 and was not replaced. The Company also has a $50 million regional commercial paper program that is backed by the committed lines of credit and may currently borrow up to $15 million through other borrowing arrangements with banks. As of September 30, 2000, $90.0 million was outstanding under the committed line of credit, $21.1 million was outstanding under the commercial paper program and $7.0 million was outstanding under other short-term borrowing arrangements.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Company's total common equity increased $267.7 million during the first nine months of 2000 to $661.2 million, primarily due to the conversion of all remaining Series L Preferred Stock back to common stock. The Company's consolidated capital structure (including short-term borrowings) at September 30, 2000, was 51% debt, 9% preferred securities and 40% common equity, compared to 47% debt, 27% preferred securities and 26% common equity at December 31, 1999. Had the convertible preferred stock been converted back to common stock, the Company's consolidated capital structure at December 31, 1999, would have been 47% debt, 10% preferred securities and 43% common equity. Short-term borrowings at Avista Corp. that were formerly classified as "Notes Payable (due within one year) to be refinanced" on the Consolidated Statements of Capitalization were reclassified to "Short-term borrowings" on the Balance Sheet beginning in June 2000 as a result of the credit agreements' duration of only one year.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. External financings and cash provided by operating activities remain the Company's primary source of funds for operating needs, dividends and capital expenditures.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of September 30, 2000, Avista Corp. had short-term notes receivable of $89.2 million from Avista Capital.

ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, had a credit agreement with two commercial banks in the aggregate amount of $110 million, which expired September 30, 2000. Avista Energy is currently working with the banks to extend the agreement through January 28, 2001. Final approval has been received from one bank, but not from the other, although it is expected. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At September 30, 2000, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $99 million.

Avista Capital, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $297.8 million at September 30, 2000.

As of September 30, 2000, Avista Capital had loaned $21.6 million to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements.

Rising prices in power and natural gas during the second and third quarters of 2000 triggered additional collateral requirements with counterparties. Avista Energy is managing the collateral calls by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $61.1 million as of September 30, 2000, and is included in the Consolidated Balance Sheets in prepayments and other. The posted collateral will be returned to Avista Energy as forward positions settle.

At September 30, 2000, the Energy Trading and Marketing operations had $71.0 million in cash and marketable securities with $0.9 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets in other current liabilities).

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

INFORMATION AND TECHNOLOGY OPERATIONS

At September 30, 2000, the Information and Technology operations had $2.7 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).

AVISTA VENTURES OPERATIONS

Avista Ventures operations has $1.5 million in short-term borrowing arrangements available to fund Pentzer's portfolio companies' requirements on an interim basis. Pentzer's $20 million agreement was terminated during the third quarter of 2000.

At September 30, 2000, these operations had $2.3 million in cash and marketable securities with $9.7 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets as other current liabilities).


BUSINESS RISK

ENERGY TRADING BUSINESS

The participants in the wholesale energy market are public utility companies and, increasingly, power and natural gas marketers, which may or may not be affiliated with public utility companies or other entities. The participants in this market trade not only electricity and natural gas as commodities but also derivative commodity instruments such as futures, swaps, options and other instruments. The pricing for this market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges).

Avista Utilities and Avista Energy are subject to the various risks inherent in the energy business including, particularly, market risk and credit risk.

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply (in the case of electricity, adequacy of generating reserve margins, as well as scheduled and unscheduled outages of generating facilities, or disruptions or constraints to transmission facilities) and demand (caused by variations in the weather and other factors). Market risk includes the risk of fluctuation in the market price of associated derivative commodity instruments. Market risk is influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity.

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

RISK MANAGEMENT

Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks, both quantitative and qualitative, inherent in their businesses, and have a comprehensive Risk Management Committee, separate from the units that create the risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures on a regular basis. Nonetheless, adverse changes in interest rates, commodity prices and foreign currency exchange rates may result in losses in earnings, cash flow and/or fair values.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Commodity Price Risk Both Avista Utilities and Avista Energy are subject to commodity price risk. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual elimination of excess generating capacity in the WSCC, which results in higher prices for short-term energy, as well as increasing instances of transmission congestion in the region in periods of high demand. Other factors may include the effects of the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets.

Avista Utilities estimates future retail and firm wholesale loads based on contract terms, historic data and forward estimates of factors such as customer usage and weather. In addition, Avista Utilities projects resource availability to meet loads based on estimates of streamflows, unit availability, historic and forward market information and experience. The Company is required to both buy and sell energy on a quarterly, monthly, daily and hourly basis to optimize its resources and match actual resources to actual energy requirements. There may be significant price and volume variances when actual results are compared to estimates.

During the second and third quarters of the year 2000, significant price volatility, driven in part by availability of resources and demand for energy throughout the WSCC, materially impacted the cost of meeting the Company's system load requirements. While the Company plans for resources to meet current and expected retail and wholesale load obligations, price volatility and load volatility may materially impact the power costs to the Company in the future. The Company has a PCA mechanism in Idaho and the recently approved WUTC accounting order to defer certain changes in power costs and resource availability, both of which are expected to help offset a portion of the price risk.

The Company hired Williams Energy Marketing & Trading Company in July 2000 to advise Avista Utilities on risk management, risk analysis and resource optimization issues for all system requirements.

At September 30, 2000, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $2.0 million, as measured by Value-at-Risk (VAR), related to its commodity trading and marketing business. The average daily VAR for the first nine months of 2000 was $1.4 million.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Executive Changes Effective November 10, 2000, the following appointments were made at the Company's Board of Directors' meeting. Erik J. Anderson was appointed to the Board of Directors, filling a vacancy created by the previously announced departure of T. M. Matthews. Larry A. Stanley was elected non-executive Chairman of the Board of Directors, replacing Mr. Matthews, who resigned as Chairman of the Board at this meeting. Gary G. Ely was appointed Avista Corp. President and Chief Executive Officer. Scott L. Morris and Kelly O. Norwood were named Vice Presidents of Avista Corp.

Regulatory Proceedings Affecting the Wholesale Electricity Market In response to numerous complaints and requests for relief filed by California utilities and customers, the FERC issued an order on August 23, 2000, initiating hearing proceedings to address matters affecting bulk power markets and wholesale energy prices (including volatile price fluctuations) in California. On November 1, 2000, the FERC issued an order in which it found "that the electric market structure and market rules for wholesale sales of electric energy in California are seriously flawed and that these structures and rules, in conjunction with an imbalance of supply and demand in California, have caused, and continue to have the potential to cause, unjust and unreasonable rates for short-term energy ... under certain conditions. While this record does not support findings of specific exercises of market power, and while we are not able to reach definite conclusions about the actions of individual sellers, there is clear evidence that the California market structure and rules provide the opportunity for sellers to exercise market power when supply is tight and can result in unjust and unreasonable rates under the [Federal Power Act]." The FERC proposed specific remedies to address dysfunctions in California's wholesale market structures and rules and to ensure just and reasonable wholesale power rates by jurisdictional sellers. The Company believes that the California wholesale electricity market has a direct effect on wholesale markets throughout the West.

The FERC also determined that sales made into the California Independent System Operator (ISO), which controls the high-voltage transmission grid, and the California Power Exchange (PX), where power is bought and sold, from October 2, 2000 could be subject to refunds from sellers. The level and extent of such refunds, if any, will be determined in future orders. In addition, the FERC indicated that it would consider requests for equitable relief to remedy price spike events occurring prior to October 2, 2000, but did not elaborate on the nature or type of relief that might be considered.

Avista Utilities and Avista Energy have made, and continue to make, sales into the California ISO or the California PX, or to power marketers known to resell into the California ISO or the California PX. Neither Avista Utilities nor Avista Energy has actively participated in these FERC proceedings, and they do not presently intend to do so unless a party seeks equitable relief which would potentially impact either of the companies. See "Risk Management" in Item 2 for additional information.

On October 26, 2000, Puget Sound Energy, Inc. filed a request for an order prospectively capping the prices at which sellers may sell energy and/or capacity into Pacific Northwest wholesale power markets at a level that is equal to the lower of any purchase price cap instituted by the California ISO or the California PX, and any sales price cap instituted by the FERC. Puget Sound Energy also asked the FERC to make any sales into wholesale power markets in the Pacific Northwest subject to refund effective 60 days after the filing of its complaint. The complaint names all sellers of wholesale power under the Western Systems Power Pool Agreement as defendants, including Avista Utilities and Avista Energy. The FERC has established a November 16, 2000 deadline for respondents to file answers to the complaint, and Avista Utilities and Avista Energy intend to file answers by that date.

Request for Proposal (RFP) for New Power Resources On August 9, 2000, the WUTC approved the Company's plan for an RFP for new power resources. The new resources are needed to serve the Company's long-term load requirements, and will replace the generation from its share of the Centralia plant, which was sold in May 2000. As part of the order, the WUTC agreed to waive normal time limits related to going out into the market to determine the resource options available to the Company. The Company is currently in the process of evaluating proposals.

Avista Power Avista Power announced that it will build a 280 MW combined cycle natural gas turbine power plant at the Coyote Springs site near Boardman, Oregon. The rights for the Coyote Springs 2 project were purchased from Enron North America and Portland General Electric (PGE). The natural gas turbine that will power the project has been secured. Coyote Springs 2 is expected to be owned by Avista Power and will be operated by PGE under a 15-year operations and maintenance contract. Engineering and procurement of major equipment is underway, with completion of the project scheduled for June 2002. The Company is working to secure long-term, non-recourse project financing by the end of 2000. The total cost of the project is estimated at $195 million.

Avista Labs Avista Labs entered into a Joint Development Agreement with UOP, LLC, in August 1999. The Joint Development Agreement included a provision obligating the parties to work exclusively with one another in regard to the subject matter of the Agreement, which involved programs to develop a fuel cell system utilizing a fuel cell and a fuel processor. In accordance with the terms of the Joint Development Agreement, Avista Labs exercised its right to terminate the exclusivity obligations of the Joint Development Agreement effective as of September 15, 2000. On October 31, 2000, Avista Labs notified UOP of its intent to terminate the Joint Development Agreement in its entirety in accordance with the terms of the Agreement, effective as of December 1, 2000.

Avista Advantage Avista Advantage reached an agreement with EnerTech Capital Partners for a strategic business investment that includes capital, access to a wide network of resources and hands-on support and counsel. EnerTech Capital Partners, based in Pennsylvania, is a private equity firm specializing in service and technology companies poised for growth through deregulation and the resulting convergence of the energy, utility and telecommunications industries.

Regional Transmission Organizations (RTO) Avista Utilities and five other Western utilities have taken steps toward the formation of an independent transmission company, TransConnect, which would serve six states. TransConnect would be a member of the planned regional transmission organization, RTO West. The new for-profit company would own or lease the high voltage transmission facilities currently held by the Company, Montana Power Co., Puget Sound Energy Corp., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. The proposal was filed October 17, 2000 in response to the FERC's Order No. 2000, which requires utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO

AVISTA CORPORATION
--------------------------------------------------------------------------------

participation. If a final proposal emerges, it must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies' decision to move forward with the formation of TransConnect will ultimately depend on the economics and conditions related to the formation of TransConnect, as well as the economics and conditions related to the regulatory approval process.

Lake Coeur d' Alene Court Decision On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d' Alene and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of Lake Coeur d' Alene. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, which has been appealed by the State of Idaho to the Ninth Circuit Court of Appeals, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d' Alene. The State of Idaho has filed a petition for writ of certiorari with the United States Supreme Court, which will exercise its discretion to determine whether it will review the decision of the Ninth Circuit. The Company expects that the Court will consider the petition within the next few months.


ADDITIONAL FINANCIAL DATA

At September 30, 2000, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $743.1 million. Of such amount, $498.8 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $233.5 million represents secured indebtedness of the Company. The balance of $10.8 million represents indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. An additional $118.1 million of the Company's short-term debt outstanding under or backed by the committed lines of credit is secured.

The following table reflects the ratio of earnings to fixed charges:

                                                      12 Months Ended
                                                 ----------------------------
                                                 September 30,    December 31,
                                                     2000            1999
                                                 -------------    -----------
     Ratio of Earnings to Fixed Charges             1.05 (x)        1.61 (x)

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

               27     Financial Data Schedule.


        (b)    Reports on Form 8-K.

               Dated August 25, 2000, press release regarding executive and organizational changes.

               Dated October 27, 2000, press release reporting third quarter earnings and the departure of T. M. Matthews, Avista Corp.'s Chairman of the Board, President and Chief Executive Officer.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AVISTA CORPORATION
                                  (Registrant)



Date:  November 14, 2000              /s/ J. E. Eliassen
                                   -------------------------
                                        J. E. Eliassen
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and
                                       Financial Officer)