Form 10-K
period 2000-12-31
AVISTA CORP
filed 2001-03-08
CIK 104918

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                             COMMISSION FILE NUMBER 1-3701

                               AVISTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Washington                                             91-0462470
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1411 East Mission Avenue,  Spokane, Washington                  99202-2600
----------------------------------------------              --------------------
  (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 509-489-0500
                       Web site: http://www.avistacorp.com


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
                  Title of Class                           on Which Registered
----------------------------------------------------   -------------------------
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

7 7/8% Trust Originated Preferred Securities, Series A   New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                 Preferred Stock, Cumulative, Without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            -------------------
            Yes [X]      No [ ]
            -------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $743,889,494.25, based on the last reported sale price thereof on the consolidated tape on February 28, 2001.

At February 28, 2001, 47,231,079 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                       Documents Incorporated By Reference

                                                  Part of Form 10-K into Which
              Document                                Document is Incorporated
--------------------------------------------    --------------------------------
   Proxy Statement to be filed in                     Part III, Items 10, 11,
  connection with the annual meeting                           12 and 13
of shareholders to be held May 10, 2001

AVISTA CORPORATION
-------------------------------------------------------------------------------
                                     INDEX


Item                                                                                                       Page
 No.                                                                                                        No.
 ---                                                                                                        ---

       Acronyms and Terms............................................................................       iv

                                                       Part I

  1.   Business......................................................................................        1
         Company Overview............................................................................        1
         Avista Utilities............................................................................        4
         General.....................................................................................        4
         Electric Operations.........................................................................        4
         Electric Requirements.......................................................................        5
         Electric Resources..........................................................................        5
         Future Resource Needs.......................................................................        6
         Forecasted Electric Requirements and Resources..............................................        7
         Hydroelectric Relicensing...................................................................        7
         Natural Gas Operations......................................................................        8
         Natural Gas Resources.......................................................................        8
         Regulatory Issues...........................................................................        9
         Industry Restructuring......................................................................       11
         Federal Level...............................................................................       11
         State Level.................................................................................       12
         Environmental Issues........................................................................       12
         Avista Utilities Operating Statistics.......................................................       13
         Energy Trading and Marketing Line of Business...............................................       15
         Avista Energy...............................................................................       15
         Avista Power................................................................................       16
         Information and Technology Line of Business.................................................       16
         Avista Advantage............................................................................       16
         Avista Labs.................................................................................       17
         Avista Communications.......................................................................       17
         Avista Ventures Line of Business............................................................       17
         Energy Trading and Marketing Operating Statistics...........................................       18
         Information and Technology Operating Statistics.............................................       18
  2.   Properties....................................................................................       19
         Avista Utilities............................................................................       19
  3.   Legal Proceedings.............................................................................       20
  4.   Submission of Matters to a Vote of Security Holders...........................................       20

                                                   Part II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................       20
  6.   Selected Financial Data.......................................................................       21
  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........       22
         Results of Operations.......................................................................       24
         Liquidity and Capital Resources.............................................................       31
         Future Outlook..............................................................................       35
  7A.  Quantitative and Qualitative Disclosure about Market Risk.....................................       41
  8.   Financial Statements and Supplementary Data...................................................       43
         Independent Auditors' Report................................................................       42
         Financial Statements........................................................................       43
         Notes to Financial Statements...............................................................       50
  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........        *

AVISTA CORPORATION
-------------------------------------------------------------------------------
                                     INDEX


Item                                                                                                       Page
 No.                                                                                                        No.
 ---                                                                                                        ---

                                                  Part III

 10.   Directors and Executive Officers of the Registrant............................................       74
 11.   Executive Compensation........................................................................       75
 12.   Security Ownership of Certain Beneficial Owners and Management................................       75
 13.   Certain Relationships and Related Transactions................................................       75


                                                  Part IV

14.    Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K.........       76
       Signatures....................................................................................       77
       Independent Auditors' Consent.................................................................       78
       Exhibit Index.................................................................................       79

      * = not an applicable item in the 2000 calendar year for the Company

AVISTA CORPORATION
-------------------------------------------------------------------------------



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

Therm                     - Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume) or 100,000 BTUs (energy)

Watt                      - Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under
                            a pressure of one volt

WUTC                      - Washington Utilities and Transportation Commission

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Forward-Looking Statements." Forward-looking statements are all statements other than statements of current or historical fact, including without limitation those that are identified by the use of the words "will," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Avista Corporation (Avista Corp., or the Company) was incorporated in the State of Washington in 1889, and is an energy, information and technology company with utility and subsidiary operations located in the Pacific Northwest. At December 31, 2000, the Company's employees included approximately 1,460 people in its utility operations and approximately 800 people in its subsidiary businesses. The Company's corporate headquarters are in Spokane, Washington, which serves as the Inland Northwest's center for manufacturing, transportation, health care, education, communication, agricultural and service businesses.

The Company's operations are organized into four lines of business -- Avista Utilities, Energy Trading and Marketing, Information and Technology, and Avista Ventures. Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations that are responsible for retail electric and natural gas distribution, electric transmission services and electric generation and production. Avista Utilities also engages in electric wholesale sales and purchases of capacity and energy. Avista Capital, a wholly owned subsidiary of Avista Corp., owns all of the subsidiary companies engaged in the other lines of business. The Energy Trading and Marketing line of business includes Avista Energy, Inc. (Avista Energy), Avista Power, LLC (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). The Information and Technology line of business includes Avista Advantage, Inc. (Avista Advantage), Avista Labs, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). The Avista Ventures line of business includes Avista Ventures, Inc. (Avista Ventures), and several other minor subsidiaries. As of December 31, 2000, the Company had common equity investments of $363.0 million and $361.2 million in Avista Utilities and Avista Capital, respectively.

Regulatory, political, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, presenting both opportunities and challenges. Avista Utilities seeks to maintain a strong, low-cost utility business focused on delivering efficient, reliable and high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. Avista Energy scaled back operations to the Western Systems Coordinating Council (WSCC) during 2000, and will continue to focus on reducing the size and the risk associated with its energy trading and marketing activities. Avista Energy's marketing efforts are expected to be driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the region, as well as its relationship-focused approach to its customers. Avista Power will continue to pursue opportunities to develop new generation to support the growing power requirements in the Northwest. The Company also intends to focus on its investments in the Information and Technology subsidiaries as part of its overall plan for generating shareholder value, which could include finding equity partners to assist in financing the continued growth of the businesses.

The Company's operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale sales and purchases.

AVISTA CORPORATION
-------------------------------------------------------------------------------


Following is a list of the major companies owned by Avista Capital:

Avista Energy -                        An electricity and natural gas trading and marketing company, operating primarily in the WSCC.

Avista Power -                         A developer, purchaser and owner of electricity generating plants in strategic locations throughout the West. Some projects may be developed with STEAG AG, a German independent power producer, under Avista-STEAG, LLC.

Avista Advantage -                     A provider of Internet-based specialty billing and information services.

Avista Labs -                          The developer of proton exchange membrane (PEM) fuel cell technology and fuel cell components.

Avista Communications -                An Integrated Communications Provider (ICP) that provides local facilities-based telecommunications solutions, and designs, builds and manages metropolitan area fiber optic networks.  Avista Capital owned 82% at December 31, 2000.

Avista Ventures -                      Responsible for investing in business opportunities that have potential value in the lines of business in which the Company is already involved and managing the existing businesses.


The Company's lines of business, and the companies included within them, are illustrated below:


                                    [CHART]


[ ] - denotes a business entity.
( ) - denotes an operating division or line of business.

AVISTA CORPORATION
-------------------------------------------------------------------------------

For the years ended December 31, 2000, 1999 and 1998, respectively, the four primary business segments of the Company contributed the following percentages of consolidated operating revenues, gross margins and pre-tax income/(loss) from operations:


                                                                                                         Income/(Loss) from
                                      Operating Revenues                    Gross Margins                Operations (pre-tax)
                                  --------------------------       ---------------------------       ----------------------------
                                  2000       1999       1998       2000       1999        1998       2000        1999        1998
                                  ----       ----       ----       ----       ----        ----       ----        ----        ----

Avista Utilities                    19%        14%        29%        44%       105%         89%         2%        455%         83%
Energy Trading and Marketing        81%        85%        65%        56%        (5)%        11%       123%       (312)%        13%
Information and Technology          --         --         --        n/a        n/a         n/a        (20)%       (42)%        (3)%
Avista Ventures                     --          1%         6%       n/a        n/a         n/a         (5)%        (1)%         7%

n/a -- not applicable

Gross margin is calculated by subtracting resource costs from operating revenues. (See Schedule of Information by Business Segments for further information).

AVISTA CORPORATION
--------------------------------------------------------------------------------



AVISTA UTILITIES

GENERAL

Avista Utilities provides electricity and natural gas distribution and transmission services in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 835,000. It also provides natural gas distribution service in a 4,000 square mile area in northeast and southwest Oregon and in the South Lake Tahoe region of California, with the population in these areas approximating 500,000. At the end of 2000, retail electric service was supplied to approximately 313,000 customers in eastern Washington and northern Idaho; retail natural gas service was supplied to approximately 279,000 customers in parts of Washington, Idaho, Oregon and California.

Avista Utilities anticipates residential and commercial electric load growth to average approximately 2.6% annually for the next five years primarily due to expected increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady. Avista Utilities expects natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.7% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.4% growth annually during that same period. The natural gas load growth is primarily due to expected conversions from electric space and water heating to natural gas, and increases in both population and the number of businesses in its service territories. These electric and natural gas load growth projections are based on purchased economic forecasts, publicly available studies, and internal analysis of company-specific data, such as energy consumption patterns and internal business plans. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Future Outlook for additional information.

ELECTRIC OPERATIONS

In addition to providing electric transmission and distribution services, Avista Utilities is responsible for electric generation and production. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas-fired combustion turbine (CT) generating units. It also owns a 15% share in a two-unit coal-fired generating facility and leases and operates two additional natural gas-fired CT generating units. In addition, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. With this diverse energy resource portfolio, Avista Utilities remains one of the nation's lowest-cost producers of electric energy services. See Item 2. Properties -- Generating Plants for additional information.

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under firm long-term contracts having terms of more than one year. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements, as it operates the lowest-cost resources to serve its load requirements, and sells any surplus at the best available price. This process includes hedging transactions.

In the second quarter of 2000, certain wholesale transactions contributed to significant losses in Avista Utilities, as more fully discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Avista Utilities competes in the electric wholesale market with other western utilities, federal marketing agencies and power marketers. The electric wholesale market has changed significantly over the last few years with respect to market participants, level of activity, variability of prices and credit. These changes have contributed to the increased volatility of the market. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Changes in Energy Markets for information about the California energy situation.

Avista Energy, a wholly owned subsidiary of Avista Corp., pursues electric energy trading activities; however, Avista Energy's activities are not related to Avista Utilities' operations.

Challenges facing Avista Utilities' electric operations include, among other things, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations,

AVISTA CORPORATION
--------------------------------------------------------------------------------


weather conditions and the ability to recover increased costs of purchased power. Avista Utilities believes it faces minimal risk for stranded utility assets resulting from deregulation due to its low-cost generation portfolio. In a deregulated environment, however, evolving technologies that provide alternate energy supplies could affect the market price of power, and certain generating assets could have capital and operating costs above the adjusted market price. See Industry Restructuring and Note 1 of Notes to Financial Statements for additional information.

ELECTRIC REQUIREMENTS

Avista Utilities' 2000 annual peak requirements, including long-term and short-term contractual obligations, were 3,829 MW. This peak occurred on January 31, 2000, at which time the maximum capacity available from Avista Utilities' generating facilities, including long-term and short-term purchases, was 4,194 MW. The electric requirements include both retail distribution needs and wholesale short-term and long-term commitments. Variations in energy usage by Avista Utilities' ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions. This results in a continual balancing of loads and resources, and requires both purchases and sales of energy on a quarterly, monthly, daily and hourly basis in order to be able to meet its load with the lowest cost resources.

ELECTRIC RESOURCES

General Avista Utilities' diverse resource mix of hydroelectric projects, thermal generating facilities, and power purchases and exchanges, combined with strategic access to regional electric transmission systems, enables it to remain one of the nation's lowest-cost producers and sellers of retail electric energy services. At December 31, 2000, Avista Utilities' total owned resources available were 65% hydroelectric and 35% thermal. See Avista Utilities' Electric Operating Statistics for energy resource statistics.

Hydroelectric Resources Total hydroelectric resources provide 547 aMW annually under normal streamflow conditions. Hydroelectric generation is Avista Utilities' lowest cost source of electricity and the availability of hydroelectric generation has a significant effect on its total energy costs. Under average operating conditions, Avista Utilities meets approximately one-third of its total energy requirements (both retail and long-term wholesale) with its own hydroelectric generation and long-term hydroelectric contracts. The streamflows to company-owned hydroelectric projects were 86%, 112% and 93% of normal in 2000, 1999 and 1998, respectively.

Thermal Resources Total thermal resources provide 374 aMW annually under normal operating conditions. Avista Utilities has a 15% interest in a twin-unit coal-fired generating facility, the Colstrip Generating Project (Colstrip) in southeastern Montana. Avista Utilities also owns a wood-waste-fired generating facility known as the Kettle Falls Generating Station (Kettle Falls) in northeastern Washington and two natural gas-fired CT generating units, located in Spokane (Northeast Combustion Turbine). In addition, Avista Utilities also operates and leases two natural gas-fired CT generating units in northern Idaho (Rathdrum).

Avista Utilities also had a 17.5% interest in another twin-unit coal-fired generating facility, the Centralia Power Plant (Centralia) in western Washington. On May 5, 2000, the owners of Centralia sold the plant to TransAlta, a Canadian company. Avista Utilities is purchasing energy from TransAlta to replace the output from Centralia for the period from July 1, 2000 through December 31, 2003. Avista Utilities will receive approximately 200 megawatts per hour beginning each July and continuing through March of the following year during the term of the contract. In 2000, 1999 and 1998, Centralia provided approximately 15%, 37% and 37%, respectively, of Avista Utilities' thermal generation.

Colstrip, which is operated by PPL Global, Inc., is supplied with fuel under coal supply and transportation agreements in effect through December 2019 from adjacent coal reserves. In 2000, 1999 and 1998, Colstrip provided approximately 47%, 48% and 46% of Avista Utilities' thermal generation, respectively.

Kettle Falls' primary fuel is wood-waste generated as a by-product from forest industry operations within one hundred miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides Avista Utilities the flexibility to meet expected future fuel requirements for the plant. In 2000, 1999 and 1998, Kettle Falls provided approximately 12%, 8% and 9% of Avista Utilities' thermal generation, respectively.

The four CTs are natural gas-fired generating units that formerly were primarily used for peaking needs. Due to the high demand for power during 2000 and the relative operating cost compared to higher wholesale market prices, these generating units were run on a more regular basis, and will continue to be run more regularly in the

AVISTA CORPORATION
--------------------------------------------------------------------------------

future. All four CTs have access to domestic and/or Canadian natural gas supplies. In 2000, 1999 and 1998, these four units provided approximately 26%, 7% and 8%, respectively, of Avista Utilities' thermal generation.

Purchases, Exchanges and Sales In 2000, Avista Utilities had various long-term purchase contracts with non-coincident peak (peak that does not occur during the same hour) equating to 832 MW. Additionally, long-term hydroelectric purchase contracts of 195 MW peak were available. Avista Utilities also enters into a significant number of short-term sales and purchases with durations of up to one year. Energy purchases and exchanges for the years 2000, 1999 and 1998 provided approximately 68%, 69% and 70%, respectively, of Avista Utilities' total electric energy requirements.

Under the Public Utility Regulatory Policies Act of 1978 (PURPA), Avista Utilities is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at avoided cost rates adopted by the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). Avista Utilities purchased approximately 594,944 MWH, or about 2% of its total energy requirements, from these sources at a cost of approximately $28 million in 2000. These contracts expire at various times during the period 2001-2022.

FUTURE RESOURCE NEEDS

In August 2000, the WUTC approved Avista Utilities' plan for a Request for Proposal (RFP) process to increase its power resources. New resources are needed to serve Avista Utilities' long-term load requirements. As part of the order, the WUTC agreed to waive normal time limits related to going out into the market to determine the resource options available to Avista Utilities. In December 2000, Avista Utilities selected the Coyote Springs 2 project near Boardman, Oregon.

The Coyote Springs 2 project is a combined-cycle natural gas fired combustion turbine with generation output of approximately 280-megawatts. Key factors in the selection of Coyote Springs 2 included its fully licensed status and the fact that the manufacture and delivery of natural gas turbine equipment that will power the project is secured. Engineering and procurement of the other required major equipment began in January 2001, with completion of construction expected in June 2002. Permits and contract modifications are being filed to transfer ownership at cost to Avista Utilities from its subsidiary, Avista Power, which previously acquired the rights for the project from Enron North America and Portland General Electric. The Company is working to secure a term loan for financing the construction. The total cost of the project is estimated at $190 million.

In addition, Avista Utilities selected three demand side management proposals which will yield approximately 13 MW in energy savings over a three-year period. Avista Utilities expects negotiations of these proposals to be finalized during the first quarter of 2001.

Avista Utilities has operational strategies in place to address the issue of available resources to meet the increased demand for energy. Future capital expenditures include plans for increasing capacity and generation at various hydroelectric and thermal generating plants. In addition, action is being taken to increase the energy output from the CT generating units owned and leased by Avista Utilities. On February 16, 2001, Avista Utilities filed for permission to increase the amount of operating hours allowed and for a small increase in the amount of emissions allowed for minor pollutants. The increase in operating hours does not require an increase in the emission levels of major pollutants from these CTs. Approval of the request is expected in mid-2001. Avista Utilities is also in the process of upgrading the air operating permit at the CT units in Spokane to a Title V permit, which will increase the annual amount of emissions allowed. In addition, Avista Utilities is asking to add additional pollution control equipment at the site in order to increase the available hours of operation.

The Company reached an agreement with the Spokane County Air Pollution Control Authority that will allow operation of the Northeast Combustion Turbine for a 90-day period, beginning February 21, 2001, when it would have been idled due to pollution control limits, producing power equivalent to 14 aMW on an annual basis. In return for this waiver, the Company will contribute up to $324,000 to a fund to defray the energy expenses of low-income residents of Spokane County, and will also spend up to $900,000 to design and implement an environmental offset project to reduce emissions in an amount equivalent to the emissions of the plant during the waiver period.

Under normal water conditions and loads, Avista Utilities' own generation plants and long-term contracts would be able to provide approximately 90% of its forecasted native load energy requirements in 2001, and 100% thereof in 2002 and 2003. The balance would be covered through short-term contracts. Avista Utilities has covered essentially all of its electric energy requirements in the forward markets for 2001. Current forecasts show streamflow conditions for hydroelectric generation for 2001, estimated at 60% of normal, to be among the worst five

AVISTA CORPORATION
--------------------------------------------------------------------------------

years on record. In response to the reduced hydroelectric generation, Avista Utilities has made additional fixed price purchases of energy, and expects to receive the necessary local, state and federal approvals to increase the energy output of its gas-fired thermal generation to cover its firm retail and wholesale load requirements for 2001, with minimal additional purchases expected from the high cost short-term wholesale market. However, if hydroelectric conditions further deteriorate, its thermal plants do not operate as planned, or weather conditions cause retail loads to increase, Avista Utilities would incur increased costs from increased purchases in the short-term wholesale energy market.

                 FORECASTED ELECTRIC REQUIREMENTS AND RESOURCES
                                  (Average MW)


                                             2001       2002       2003
                                            -----      -----      -----
Requirements:
     System load(1)                         1,026        995      1,027
     Contracts                                479        131         80
     Short-term sales                          56         --         --
                                            -----      -----      -----
       Total Requirements                   1,561      1,126      1,107
                                            =====      =====      =====

Resources:
     System/contract hydro(2)                 547        547        547
     Company owned thermal generation         367        456        594
     Contracts for purchased power(1)         546        262        251
     Short-term purchased power               167         --         --
                                            -----      -----      -----

       Total Resources                      1,627      1,265      1,392
                                            =====      =====      =====

         Surplus Resources                     66        139        285


(1) Decrease from 2001 to 2002 reflects the expiration of a long-term sales contract. There is a corresponding decrease in resources as a result of the contract expiration. This information assumes no renewal of the contract.
(2) Forecast above assumes normal water, which is the median of the 60 years of water between 1928 and 1988. Water conditions are expected to be 60% of normal in 2001 due to current snow pack conditions. Avista Utilities currently anticipates that hydro generation may be as much as 150 aMW below normal in 2001. This is offset by the waiver received on February 21, 2001, for Northeast Combustion Turbine (14 aMW), the original estimated surplus from the table above (66 aMW), the anticipated change in Rathdrum permit to allow for additional hours of operations (27 aMW) and additional short-term purchases.


HYDROELECTRIC RELICENSING

Avista Corp. is a licensee under the Federal Power Act, which regulates certain of its hydroelectric generation resources and is administered by the Federal Energy Regulatory Commission (FERC), and its licensed projects are subject to the provisions of Part I of that Act. These provisions include payment for headwater benefits, condemnation of licensed projects upon payment of just compensation, and take-over of such projects after the expiration of the license upon payment of the lesser of "net investment" or "fair value" of the project, in either case plus severance damages. All but one of the Company's hydroelectric plants are regulated by the FERC through project licenses issued for 30-50 year periods. See Item 2. Properties -- Avista Utilities for additional information.

The Cabinet Gorge and Noxon Rapids plants (764 MW) received a new 45-year operating license from the FERC on February 23, 2000. The existing licenses were combined into one license under the name Clark Fork Projects. The application to relicense Cabinet Gorge and Noxon Rapids was filed with the FERC on February 18, 1999, and included the Clark Fork Settlement Agreement signed by 27 parties and a collaboratively written environmental assessment report. The application culminated seven years of planning and consultation with Native American Tribes, special interest groups, resource agencies and the general public. Settlement was reached two years before the license expired, and preserved the projects' economic peaking and load following operations.

As part of the Settlement Agreement, Avista Utilities committed to early implementation of protection, mitigation and enhancement measures, which began in March 1999. Measures in the agreement, which will cost approximately $4.7 million annually, address issues related to fisheries, water quality, wildlife, recreation, land use, cultural

AVISTA CORPORATION
--------------------------------------------------------------------------------


resources and erosion. Recovery of previously deferred hydro relicensing costs, as well as estimated levels of ongoing costs associated with implementation of the Settlement Agreement, have been addressed by both the WUTC and IPUC and received favorable treatment. Process costs that had been deferred during the licensing phase were allowed in rate base and are being amortized over the 45-year license term. The ongoing Settlement Agreement costs were allowed as operating expenses. See Item 2. Properties - Avista Utilities and Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Future Outlook for additional information.

The issue of high dissolved gas levels which exceed Idaho water quality standards downstream of Cabinet Gorge during spill periods continues to be studied, as agreed to in the Settlement Agreement. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. An engineering feasibility study has identified several possible structural alternatives at Cabinet Gorge that may reduce dissolved gas levels. Under the terms of the Settlement Agreement, the Company will develop an abatement and/or mitigation strategy in 2002 in conjunction with the other signatories to the agreement.

The Company operates six hydroelectric plants (191 MW) on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license. The sixth, Little Falls, is not licensed by the FERC. The license for the Spokane River Projects expires in August 2007, and the Company will be required to file a notice of intent to relicense prior to August 2002. Planning, discussions with stakeholder groups and information gathering activities are currently underway.

NATURAL GAS OPERATIONS

Natural gas commodity prices increased dramatically during 2000. However, market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Proven reserves and future natural gas development opportunities lead Avista Utilities to believe that natural gas should sustain its market advantage. Significant growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction. Avista Utilities also makes sales and provides transportation service directly to large natural gas customers.

Most of Avista Utilities' large industrial customers purchase their own natural gas requirements through gas marketers. For these customers, Avista Utilities provides transportation from its pipeline interconnection to the customer's premises. Avista Utilities has numerous individual contracts for natural gas transportation service, most of which contain negotiated rates for its distribution service based on the customer's competitive alternatives. Seven of Avista Utilities' largest natural gas customers are provided natural gas transportation service under individual contracts. These negotiated contracts were entered into to retain these customers who can either by-pass Avista Utilities' distribution system or have competitive alternative fuel capability. All individual contracts are subject to regulatory review and approval. The competitive nature of the natural gas spot market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs when economic. The total volume transported on behalf of transportation customers for 2000, 1999 and 1998 was approximately 225.4, 232.7 and 226.1 million therms, which represented approximately 38%, 40% and 41% of Avista Utilities' total system deliveries.

Challenges facing Avista Utilities' natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions, conservation and the ability to recover increased costs of natural gas.

NATURAL GAS RESOURCES

Natural Gas Supply A diverse portfolio of resources allows Avista Utilities to capture market opportunities that benefit its natural gas customers. Natural gas supplies are available from both domestic and Canadian sources through both long- and short-term, or spot market, purchases. Avista Utilities holds capacity on six pipelines and owns natural gas storage facilities. This allows Avista Utilities to optimize its available resources.

The Company's energy trading and marketing subsidiary, Avista Energy, is responsible for the daily management and optimization of these resources for the requirements of customers in the states of Washington, Idaho and Oregon under an agreement with Avista Utilities. Under this relationship, Avista Utilities retains ownership of its transportation, storage and long-term contracts and Avista Energy acts as an agent to optimize these important

AVISTA CORPORATION
--------------------------------------------------------------------------------


resources. The utility commissions have approved Benchmark Incentive Mechanisms that allow Avista Utilities and its customers to share some of the benefits of Avista Energy's resource optimization activities. See Regulatory Issues for additional information.

Firm natural gas supplies are available through negotiated agreements for terms ranging between one month and seven years. Approximately 25% of the natural gas supply is obtained from domestic sources, with the remaining 75% from Canadian sources. Nearly all natural gas purchased from Canadian sources is contracted in U.S. dollar denominations, limiting any foreign currency exchange exposure. Canadian natural gas supplies are not considered to be at greater risk of non-delivery than U.S. supplies.

Avista Utilities holds capacity on six natural gas pipelines, Northwest Pipeline Company (NWP), Gas Transmission Northwest (GTN), Paiute Pipeline (Paiute), Tuscarora Gas Transmission Company (Tuscarora), NOVA Pipeline, Ltd. (NOVA) and Alberta Natural Gas Co. Ltd. (ANG), which provide it access to both domestic and Canadian natural gas supplies.

Avista Utilities contracts with NWP for three types of firm service (transportation, liquefied natural gas storage and underground storage), with Paiute for firm transportation and liquefied natural gas storage and with GTN, Tuscarora, NOVA and ANG for firm transportation only.

Jackson Prairie Natural Gas Storage Project (Storage Project) Avista Utilities owns a one-third interest in the Storage Project, an underground natural gas storage field located near Chehalis, Washington. The role of the Storage Project in providing flexible natural gas supplies is increasingly important to Avista Utilities' natural gas operations. It enables Avista Utilities to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to withdraw natural gas from storage when spot prices are high or as needed to meet high demand periods. During 1999, Avista Utilities completed the process of increasing the capacity at the Storage Project. This increased capacity is being operated and managed by Avista Energy for the next ten years. Avista Utilities has contracted to release some of its Storage Project capacity to two other utilities until 2001 and 2002, with a provision under one of the releases to partially recall the released capacity if Avista Utilities determines additional natural gas storage is required for its own system supply.

REGULATORY ISSUES

Avista Corp., as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities and other matters. The retail electric operations are subject to the jurisdiction of the WUTC and the IPUC. The retail natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC) and the California Public Utilities Commission (CPUC). The Company is also subject to the jurisdiction of the FERC for its wholesale natural gas rates charged for the release of capacity from the Jackson Prairie Storage Project, and for electric transmission service and wholesale electric sales.

In each regulatory jurisdiction, the price the Company may charge for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) is currently determined on a "cost of service" basis and is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on "rate base." "Rate base" is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant. As the energy business is restructured, traditional "cost of service" ratemaking may evolve into some other form of ratemaking. Rates for transmission services are based on the "cost of service" principles and are set forth in tariffs on file with the FERC. See
Note 1 of Notes to Financial Statements for additional information about regulation, depreciation and deferred taxes. Also see Industry Restructuring for additional information about deregulation.

General Rate Cases In October 1999, Avista Utilities filed with the WUTC a request for a general electric rate increase of $26.2 million, or 10.4%, subsequently revised to $18.2 million, and a general natural gas rate increase of $4.9 million, or 6.5%. On September 29, 2000, the WUTC ordered a $3.4 million, or 1.4%, reduction in electric rates and a $1.7 million, or 2.1%, increase in natural gas rates. The WUTC also ordered that Avista Utilities' annual rate of return on investment for both electricity and natural gas be reduced from its current rate of return of 10.7% to 9.03%. Avista Utilities had requested a 9.9% rate of return. Avista Utilities filed a Petition for Reconsideration before the WUTC requesting that the commission reconsider certain portions of its order. On November 8, 2000,

AVISTA CORPORATION
--------------------------------------------------------------------------------

the Commission slightly modified the original order by reducing the electric reduction from $3.4 million to $2.9 million and increasing the natural gas increase from $1.7 million to $1.8 million.

In Avista Utilities' last general electric rate case in the State of Idaho, the IPUC granted a rate increase of $9.3 million, or 7.6%, with an authorized rate of return of 8.98%, effective August 1999.

Power Cost Deferrals (Washington) On August 9, 2000, the WUTC approved Avista Utilities' request for deferred accounting treatment for certain power costs related to increases in short-term power prices beginning July 1, 2000 and ending June 30, 2001. The specific power costs deferred include the changes in power costs to Avista Utilities from those included in base retail rates, related to three power cost components: the net effect of changes in short-term wholesale market prices on short-term wholesale purchases and sales; the effect on power costs from changes in the level of hydroelectric generation; and the net effect on power costs from changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to Avista Utilities associated with these three power cost components, and the level of costs included in Avista Utilities' base retail rates. The power costs deferred are related solely to the operation of Avista Utilities' system resources to serve its system retail and wholesale load obligations. During 2000, the Company deferred a total of $33.9 million under this accounting order.

On January 24, 2001, the WUTC approved a modification to the deferral mechanism to recover power supply costs associated with meeting increased retail and wholesale system load requirements, effective December 1, 2000. The WUTC also required Avista Utilities to file a proposal by mid-March 2001 that will address the prudency of the incurred power costs, the optimization of Company-owned resources to the benefit of retail customers, the appropriateness of recovery of power costs through a deferral mechanism, a proposal for cost of capital offsets to recognize the shift in risk from shareholders to ratepayers and Avista Utilities' plan to mitigate the deferred power costs. Avista Utilities also plans to file for an extension of the deferred accounting treatment beyond June 30, 2001.

Power Cost Adjustment (PCA) (Idaho) Avista Utilities has a PCA mechanism in Idaho that tracks changes in hydroelectric generation, secondary energy prices, related changes in thermal generation, as well as changes in PURPA contracts, but not changes in revenues or costs associated with other wheeling or power contracts. Rate changes were triggered when the deferred balance reached $2.2 million. No more than two surcharges or rebates are to be in effect at the same time. A new trigger of $3.0 million was effective beginning December 2000. On January 16, 2001, Avista Utilities filed an application with the IPUC seeking proposed modifications to the existing PCA mechanism. Due to extremely high short-term power prices, Avista Utilities is requesting to recover power supply costs associated with meeting increased retail and wholesale system load requirements, as well as to recover replacement power costs associated with possible thermal plant forced outages. See Note 1 of Notes to Financial Statements for additional information.

Purchased Gas Adjustment (PGA or Natural Gas Trackers) Natural gas trackers are supplemental tariffs filed with state regulatory commissions which are designed to pass through changes in purchased natural gas costs, and do not normally result in any changes in net income. In December 2000, Avista Utilities filed natural gas trackers with the WUTC, IPUC and OPUC requesting increases of $33.9 million, or 29%, $14.1 million, or 29%, and $22.4 million, or 35%, respectively. Avista Utilities received effective approval dates from the WUTC of January 12, 2001, the IPUC of February 15, 2001, and the OPUC of January 24, 2001. In February 2001, Avista Utilities filed with CPUC a gas tracker requesting an increase of $7.7 million, or 61%. Prior to the above mentioned increases, the WUTC and IPUC each approved increases of 29% effective September 1, 2000. The OPUC approved a 19% increase effective October 1, 2000.

Natural Gas Benchmark Mechanism Avista Utilities received regulatory approval of its Natural Gas Benchmark Mechanism in 1999 from the IPUC, WUTC and OPUC. The mechanism eliminates natural gas procurement operations within Avista Utilities and consolidates gas procurement operations under Avista Energy, the Company's non-regulated affiliate. The ownership of the natural gas assets remains with Avista Utilities, but the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities maintains a natural gas staff to prepare load forecasts and analyses related to long-term resource acquisitions, to manage the Agency Agreement with Avista Energy and to support state and federal regulatory activities. The Natural Gas Benchmark Mechanism was implemented September 1, 1999 and runs through March 31, 2002.

Consolidation of natural gas procurement operations under Avista Energy allows the Company to gain synergies and better manage its risk by combining and operating the two portfolios as one portfolio and gain efficiencies by eliminating duplicate functions. Effective January 1, 2001, the WUTC and IPUC approved Avista Utilities' modifications to the Benchmark Mechanism, incorporating the use of financial products (fixed-price transactions or hedging). Due to the unprecedented increase in and volatility of natural gas commodity costs, it was determined that

AVISTA CORPORATION
--------------------------------------------------------------------------------

such additional flexibility was needed in the Mechanism to properly manage costs. (The use of financial products was incorporated in the original Oregon Mechanism.) The Natural Gas Benchmark Mechanism provides certain guaranteed benefits to retail customers and provides the Company with the opportunity to improve earnings, i.e., a performance-based mechanism.

Demand Side Management (DSM) Programs On January 17, 2001, Avista Utilities filed a request with the WUTC and IPUC to implement a natural gas revenue surcharge of 0.5% to provide funding for natural gas energy-efficiency programs. The WUTC approved the surcharge effective February 8, 2001 and the IPUC approved it effective February 15, 2001. Avista Utilities currently has an electric revenue surcharge, or tariff rider, of approximately 1.5% and 1.0% in Washington and Idaho, respectively, to fund its electric DSM programs. Avista Utilities expects to file a request with the IPUC in mid-March 2001 to increase the Idaho Electric DSM rider to 1.5%. The tariff rider has been in place since 1995 and was the first "system benefit charge" for energy efficiency in the country.


INDUSTRY RESTRUCTURING

FEDERAL LEVEL

Industry restructuring to open the electric wholesale energy market to competition was initially promoted by federal legislation. The Energy Policy Act of 1992 (Energy Act) amended provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act to remove certain barriers to a competitive wholesale market. The Energy Act confers expanded authority upon the FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity for the purpose of providing these services. It also created "exempt wholesale generators", a new class of independent power plant owners that are able to sell generation only at the wholesale level. This permits public utilities and other entities to participate through subsidiaries in the development of independent electric generating plants for sales to wholesale customers without being required to register under the PUHCA.

FERC Order No. 888, issued in April 1996, requires public utilities operating under the Federal Power Act to provide access to their transmission systems to third parties pursuant to the terms and conditions of the FERC's pro-forma open access transmission tariff. FERC Order No. 889, the companion rule to Order No. 888, requires public utilities to establish an Open Access Same-Time Information System (OASIS) to provide transmission customers with information about available transmission capacity and other information by electronic means. It also requires each public utility subject to the rule to functionally separate its transmission and wholesale power merchant functions. The FERC issued its initial order accepting the non-rate terms and conditions of Avista Utilities' open access transmission tariff in November 1996. Avista Utilities filed its "Procedures for Implementing Standards of Conduct under FERC Order No. 889" with the FERC in December 1996 and adopted these Procedures effective January 3, 1997. FERC Orders No. 888 and No. 889 have not had a material effect on Avista Utilities' operating results.

In December 1999, FERC Order No. 2000 was issued regarding the development of Regional Transmission Organizations (RTO). This final rule required public utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation, by October 2000. Avista Utilities and five other Western utilities have taken steps toward the formation of an independent transmission company, TransConnect, which would serve six states. TransConnect would be a member of the planned regional transmission organization, RTO West. The new, for-profit company would own or lease the high voltage transmission facilities currently held by the Company, Montana Power Co., Puget Sound Energy Corp., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. The proposal was filed October 17, 2000. If a final proposal emerges, it must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies' decision to move forward with the formation of TransConnect will ultimately depend on the economics and conditions related to the formation of TransConnect, as well as the economics and conditions related to the regulatory approval process.

The North American Electric Reliability Council and the Western Systems Coordinating Council (WSCC) have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. Accordingly, Avista Utilities, in cooperation with other utilities in the Pacific Northwest, established the Pacific Northwest Security Coordinator (PNSC), which oversees daily and short-term operations of the Northwest sub-regional transmission grid, and has limited authority to direct certain actions of control area

AVISTA CORPORATION
--------------------------------------------------------------------------------

operators in the case of a pending transmission system emergency. Avista Utilities executed its service agreement with the PNSC in September 1998.



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

For the past several years, the legislatures and public utility commissions in Washington and Idaho have conducted a series of hearings and several studies regarding electric industry restructuring. Issues such as unbundling, deregulation, reliability and consumer protection have been examined. Impacts on customer service quality and system reliability (generation, transmission and distribution) have been considered on a "macro" basis under various restructuring scenarios. Public policy makers in Washington and Idaho continue to examine other states' experiences with restructuring, while cognizant that the Pacific Northwest generally benefits from the lowest electric rates in the country.

Although there is currently no action surrounding deregulation in Washington or Idaho, activities related to California's deregulation have affected wholesale power prices in the West, including the Company's service territory. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information about the California energy situation.


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

Air Quality The most significant impact of the Clean Air Act (CAA) and the 1990 Clean Air Act Amendments (CAAA) was on the Centralia Power Plant, which is classified as a "Phase II" coal plant under the CAAA. Obligations under the CAA were assumed by TransAlta when the sale of Centralia was completed in May 2000.

Colstrip, which is also a "Phase II" coal-fired plant under the CAAA, is not expected to be required to implement any additional SO2 mitigation in the foreseeable future in order to continue operations.

Avista Utilities' other thermal projects also are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. The operating permit for the CT peaking units at Rathdrum was issued in December 2000. During 2001, the Company will renew the operating permit for the Kettle Falls plant and apply for an upgrade to a Title V permit for the natural gas-fired CTs located in Spokane.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook and Note 22 to Financial Statements for additional information.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                      AVISTA UTILITIES OPERATING STATISTICS


                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                   2000               1999               1998
                                                                                -----------        -----------        -----------
ELECTRIC OPERATIONS
     ELECTRIC OPERATING REVENUES (Thousands of Dollars):
        Residential .....................................................       $   158,065        $   158,658        $   157,019
        Commercial ......................................................           149,770            152,107            149,767
        Industrial ......................................................            82,992             69,559             64,662
        Public street and highway lighting ..............................             3,612              3,517              3,387
                                                                                -----------        -----------        -----------
           Total retail revenues ........................................           394,439            383,841            374,835
                                                                                -----------        -----------        -----------
        Long-term wholesale .............................................           322,229            134,945            102,928
        Short-term wholesale ............................................           542,525            387,554            354,413
                                                                                -----------        -----------        -----------
           Total wholesale revenues .....................................           864,754            522,499            457,341
                                                                                -----------        -----------        -----------
           Total energy revenues ........................................         1,259,193            906,340            832,176
        Other ...........................................................            28,062             21,824             23,898
                                                                                -----------        -----------        -----------
           Total electric operating revenues ............................       $ 1,287,255        $   928,164        $   856,074
                                                                                ===========        ===========        ===========

     ELECTRIC ENERGY SALES (Thousands of MWhs):
        Residential .....................................................             3,279              3,237              3,217
        Commercial ......................................................             2,886              2,848              2,810
        Industrial ......................................................             2,048              2,032              1,878
        Public street and highway lighting ..............................                25                 25                 24
                                                                                -----------        -----------        -----------
           Total retail energy sales ....................................             8,238              8,142              7,929
                                                                                -----------        -----------        -----------
        Long-term wholesale .............................................             5,554              5,335              3,680
        Short-term wholesale ............................................            10,253             14,443             15,535
                                                                                -----------        -----------        -----------
           Total wholesale energy sales .................................            15,807             19,778             19,215
                                                                                -----------        -----------        -----------
           Total electric energy sales ..................................            24,045             27,920             27,144
                                                                                ===========        ===========        ===========

     ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
        Hydro generation (from Company facilities) ......................             3,819              4,287              3,860
        Thermal generation (from Company facilities) ....................             3,153              3,353              3,522
        Purchased power - long-term hydro ...............................               929              1,093                910
        Purchased power - other .........................................            16,706             19,697             19,405
        Power exchanges .................................................                67                 16                 26
                                                                                -----------        -----------        -----------
           Total power resources ........................................            24,674             28,446             27,723
        Energy losses and Company use ...................................              (629)              (526)              (579)
                                                                                -----------        -----------        -----------
           Total energy resources (net of losses) .......................            24,045             27,920             27,144
                                                                                ===========        ===========        ===========

     NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
        Residential .....................................................           273,219            270,013            265,891
        Commercial ......................................................            35,060             34,877             34,407
        Industrial ......................................................             1,254              1,189              1,169
        Public street and highway lighting ..............................               392                389                383
                                                                                -----------        -----------        -----------
           Total electric retail customers ..............................           309,925            306,468            301,850
        Wholesale .......................................................                58                 68                 85
                                                                                -----------        -----------        -----------
           Total electric customers .....................................           309,983            306,536            301,935
                                                                                ===========        ===========        ===========

     ELECTRIC RESIDENTIAL SERVICE AVERAGES:
        Annual use per customer (KWh) ...................................            12,003             11,990             12,099
        Revenue per KWh (in cents) ......................................              4.82               4.90               4.88
        Annual revenue per customer .....................................       $    578.53        $    587.59        $    590.54

     ELECTRIC AVERAGE HOURLY LOAD (aMW) .................................             1,012                990                971
                                                                                ===========        ===========        ===========

     RESOURCE AVAILABILITY at time of system peak (MW):
        Total requirements (winter):
           Retail .......................................................             1,491              1,351              1,701
           Long-term contract obligations ...............................               965                941                663
           Short-term sales .............................................             1,373              2,340              2,401
                                                                                -----------        -----------        -----------
              Total requirements (winter) ...............................             3,829              4,632              4,765
        Total resource availability (winter) ............................             4,194              4,831              4,991

        Total requirements (summer):
           Retail .......................................................             1,473              1,418              1,521
           Long-term contract obligations ...............................             1,231              1,155                780
           Short-term sales .............................................             1,525              3,435              2,792
                                                                                -----------        -----------        -----------
              Total requirements (summer) ...............................             4,229              6,008              5,093
        Total resource availability (summer) ............................             4,656              6,633              5,340

AVISTA CORPORATION
--------------------------------------------------------------------------------

                      AVISTA UTILITIES OPERATING STATISTICS


                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                   2000               1999               1998
                                                                                -----------        -----------        -----------
NATURAL GAS OPERATIONS
     NATURAL GAS OPERATING REVENUES (Thousands of Dollars):
        Residential .....................................................       $   128,240        $    99,879        $    92,614
        Commercial ......................................................            69,982             51,952             49,539
        Industrial - firm ...............................................             5,404              3,695              3,685
        Industrial - interruptible ......................................             2,276              1,352              1,639
                                                                                -----------        -----------        -----------
           Total retail natural gas revenues ............................           205,902            156,878            147,477
        Non-retail sales ................................................             5,691             15,189             24,846
        Transportation ..................................................            10,254             10,784             12,100
        Other revenues ..................................................             2,999              4,633              8,715
                                                                                -----------        -----------        -----------
           Total natural gas operating revenues .........................       $   224,846        $   187,484        $   193,138
                                                                                ===========        ===========        ===========

     THERMS DELIVERED (Thousands of Therms):
        Residential .....................................................           212,198            200,184            187,571
        Commercial ......................................................           135,126            125,611            122,263
        Industrial - firm ...............................................            12,604             11,241             11,494
        Industrial - interruptible ......................................             5,746              5,209              6,053
                                                                                -----------        -----------        -----------
           Total retail sales ...........................................           365,674            342,245            327,381
        Non-retail sales ................................................             4,034             74,117            126,522
        Transportation ..................................................           225,392            232,739            226,139
        Interdepartmental sales and Company use .........................               802              9,801             32,647
                                                                                -----------        -----------        -----------
           Total therms delivered .......................................           595,902            658,902            712,689
                                                                                ===========        ===========        ===========

     SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
        Purchases .......................................................           372,795            430,698            499,983
        Storage - injections ............................................              (467)           (30,508)           (32,023)
        Storage - withdrawals ...........................................               403             23,972             23,140
        Natural gas for transportation ..................................           225,392            232,739            226,139
        Distribution system gains (losses) ..............................            (2,221)             2,001             (4,550)
                                                                                -----------        -----------        -----------
           Total supply .................................................           595,902            658,902            712,689
                                                                                ===========        ===========        ===========

     NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
        Residential .....................................................           242,983            234,844            226,165
        Commercial ......................................................            29,739             29,032             28,236
        Industrial - firm ...............................................               296                308                310
        Industrial - interruptible ......................................                38                 30                 26
                                                                                -----------        -----------        -----------
           Total retail customers .......................................           273,056            264,214            254,737
        Non-retail sales ................................................                 2                  9                 19
        Transportation ..................................................                96                107                119
                                                                                -----------        -----------        -----------
           Total natural gas customers ..................................           273,154            264,330            254,875
                                                                                ===========        ===========        ===========

     NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
        Washington and Idaho
           Annual use per customer (therms) .............................               950                887                861
           Revenue per therm (in cents) .................................             57.82              45.74              44.97
           Annual revenue per customer ..................................       $    549.07        $    405.51        $    387.17
        Oregon and California
           Annual use per customer (therms) .............................               730                789                772
           Revenue per therm (in cents) .................................             66.83              58.59              58.32
           Annual revenue per customer ..................................       $    487.80        $    462.21        $    450.13

     NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
        Net system maximum demand (winter) ..............................             2,347              2,077              3,284
        Net system maximum firm contractual capacity (winter) ...........             4,320              4,320              4,220

     HEATING DEGREE DAYS:(1)
        Spokane, WA
           Actual .......................................................             7,176              6,408              5,951
           30 year average ..............................................             6,842              6,842              6,842
           % of average .................................................               105%                94%                87%
        Medford, OR
           Actual .......................................................             4,388              4,401              4,421
           30 year average ..............................................             4,611              4,611              4,611
           % of average .................................................                95%                95%                96%

--------------------
(1) Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic average indicate warmer than average temperatures).

AVISTA CORPORATION
--------------------------------------------------------------------------------


ENERGY TRADING AND MARKETING LINE OF BUSINESS

The Energy Trading and Marketing line of business includes Avista Energy, Avista Power and Avista-STEAG. Avista Energy and Avista Power are wholly owned subsidiaries of Avista Capital. Avista-STEAG is 50% owned by Avista Capital.

AVISTA ENERGY

Avista Energy is an electricity and natural gas trading and marketing business focused on marketing energy in the Western U.S. In 1997, Avista Energy began conducting business on a national basis and expanded operations with its acquisition of Vitol Gas & Electric, LLC (Vitol) in 1999. However, in November 1999, the decision was made to reduce Avista Energy's size and risk by redirecting its focus away from national energy trading and marketing toward a more regionally-based energy trading and marketing effort in the West backed by contracts for energy commodities and by the output of specific facilities available under contract.

Avista Energy's headquarters are in Spokane, Washington, with offices in Portland, Oregon, and Vancouver, British Columbia, Canada.

Avista Energy is in the business of buying and selling electricity and natural gas. Avista Energy's customers include commercial and industrial end-users, electric utilities, natural gas distribution companies and other trading companies. Avista Energy also trades electricity and natural gas derivative commodity instruments, including futures, options, swaps and other contractual arrangements on national exchanges and through unregulated exchanges and brokers from whom these commodity derivatives are available. During 1999, Avista Energy also sold and traded coal and sulfur dioxide (SO2) allowances, but eliminated these activities in 2000 as contracts expired. In 2000, Avista Energy sold approximately 105.5 million MWhs of electric energy, 309.2 million dekatherms of natural gas and 3.5 million tons of coal, compared to approximately 135.1 million MWhs of electric energy, 775.8 million dekatherms of natural gas and 1.6 million tons of coal in 1999.

Avista Energy's business is affected by many factors, including, among other things, volatility of prices within the power and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts and deregulation of the electric utility industry.

In April 1997, Avista Energy entered into a marketing agreement with Chelan County Public Utility District (Chelan PUD), located in Washington State. The agreement allows Avista Energy to market, on a "real-time" basis, a portion of the output from Chelan PUD's hydroelectric resources (557 Mwhs) and to jointly market energy products and services to other utilities in the region.

Effective September 1, 1999, Avista Energy began managing Avista Utilities' natural gas assets and natural gas purchasing operations. Under the agreement, Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' retail customers. The assets continue to be owned by Avista Utilities, but they are fully integrated operationally into Avista Energy's portfolio to optimize the value. An incentive plan allows Avista Energy the opportunity to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. Approvals were received from the state regulatory agencies in Washington, Idaho and Oregon. The incentive plan began September 1, 1999 and ends March 31, 2002. Avista Utilities may seek continuation of the plan from regulators with six months notice prior to the end of the term.

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

Avista Energy is subject to the various risks inherent in commodity trading including, particularly, market risk and credit risk. Because Avista Energy operates within the WSCC, the company is directly and indirectly exposed to the California markets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations and Future Outlook, and Notes 1, 2, 4 and 5 of Notes to Financial Statements for additional information regarding the market

AVISTA CORPORATION
--------------------------------------------------------------------------------


and credit risks inherent in the energy trading business, fourth quarter 1999 restructuring costs, Avista Energy's risk management policies and procedures, accounting practices, and positions held by Avista Energy at December 31, 2000.

Avista Capital provides guarantees for Avista Energy's line of credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business.

AVISTA POWER

Avista Power develops and owns electricity generation in strategic locations primarily throughout the West. Avista Power and Cogentrix Energy, Inc. have entered into an agreement to jointly build and/or buy interests in natural gas-fired electric generation plants in the states of Washington, Oregon and Idaho. A project under this agreement is the 270 megawatt facility located in Rathdrum, Idaho, with 100 percent of its output contracted to Avista Energy for 25 years. The facility is currently under construction and is expected to be on-line in August 2001. The total cost of the project is estimated at $160 million; Avista Power's equity in the project is approximately $16 million.

In December 2000, Avista Utilities selected the Coyote Springs 2 project, a 280-megawatt combined-cycle natural gas turbine plant under construction near Boardman, Oregon, to add generation to its portfolio. Permits and contract modifications are in the process of being filed to transfer ownership from Avista Power to Avista Utilities. The final permit transfers are expected in early 2001, with project completion in mid-2002.

Avista Power is also in the permitting process for an additional 249-megawatt turbine plant to be sited in Longview, Washington. This project is a joint venture with STEAG AG, Germany's largest independent power producer.

As a further execution of its strategy to shift focus to the western regional power markets, Avista Power sold all its licensed and unlicensed assets located outside the WSCC to STEAG AG. In addition, Avista Power's interest in a project site located in Bogalusa, Louisiana, was sold in late 2000.

Some projects may be developed with STEAG AG under Avista-STEAG, LLC.


INFORMATION AND TECHNOLOGY LINE OF BUSINESS

The Information and Technology line of business includes Avista Advantage, Avista Labs and Avista Communications. Avista Fiber and Avista Communications merged operations in 2000, incorporating Avista Fiber into Avista Communications. Avista Advantage and Avista Labs are majority-owned and wholly owned subsidiaries of Avista Capital, respectively. As of December 31, 2000, Avista Capital owned approximately 82% of Avista Communications.

AVISTA ADVANTAGE

Headquartered in Spokane, Avista Advantage is an e-commerce provider of facilities management billing and information services to commercial customers throughout the U.S. and Canada.

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

Avista Advantage has secured patents on its two critical business systems, the Advantage Customer Internet Site (ACIS), which provides high value, operational information drawn from utility bills, and the AviTrack database, which processes and reports on information gathered from utilities to ensure customers are receiving the most effective services at the proper price. Avista Advantage is not aware of any claimed or threatened infringement on any patents issued to date and will continue to expand and protect its existing patents, as well as file additional patent applications for new products, services and process enhancements.

As of the end of 2000, Avista Advantage's customer base was over 140 customers, having over 46,000 billed sites throughout the U.S. and Canada. Two venture capital firms invested in Avista Advantage during the fourth quarter

AVISTA CORPORATION
--------------------------------------------------------------------------------


of 2000. The strategic investments will help refine, expand and market Avista Advantage's growing number of facility cost management services.

AVISTA LABS

Avista Labs has developed a unique modular PEM fuel cell that delivers reliable, affordable and clean distributed power solutions. The modular design allows fuel cell cartridges to be easily removed and replaced without interrupting power. The company believes this exclusive "hot swap" feature makes Avista Labs' technology more scalable, configurable, reliable and durable than other fuel cell technologies. In addition to its modular-based PEM fuel cell, Avista Labs is dedicated to commercializing a broad array of components to complement its fuel cell in order to deliver system solutions to residential, industrial and commercial markets.

Avista Labs has been granted two patents, with more than 230 issued claims recognizing and protecting the unique attributes of its fuel cell system. The company has eight more patent applications pending or in process directed to its unique approach.

Testing of the Avista Labs' fuel cells is underway to gather field data in a wide variety of operating conditions. In September 2000, Avista Labs delivered its latest prototype to the Houston Advanced Research Center for testing and evaluation. Avista Labs continues to add new locations to its current list of seven Beta testing sites around the country.

Key alliances in bringing Avista Labs' product to market include a joint marketing/installation agreement with Black & Veatch, a global leader in engineering, procurement and construction, and an agreement with Logan Industries, Inc., which has been manufacturing and assembling Avista Labs fuel cell units for field testing since early 1999.

Effective December 1, 2000, Avista Labs exercised its right to terminate the exclusivity obligations of the Joint Development Agreement with UOP, LLC, entered into in August 1999. The Joint Development Agreement included a provision obligating the parties to work exclusively with one another in regard to the subject matter of the Agreement, which involved programs to develop a fuel cell system utilizing a fuel cell and a fuel processor. Avista Labs formed a new company, H2fuel, LLC, in January 2001 to develop and commercialize a new Technology for manufacturing hydrogen for fuel cells. Avista Labs owns a 70% interest in H2fuel. The remaining interest is owned by United Fuel Technologies, LLC. Avista Labs will transfer its ongoing fuel processor development work to H2fuel.

AVISTA COMMUNICATIONS

A provider of facilities-based telecommunications solutions in under-served communities throughout Washington, Idaho and Montana, Avista Communications delivers integrated voice and broadband data services over a state-of-the-art network, offering business customers a choice in bundled communications services including data transport, Internet access and local voice services. Continually seeking new ways to leverage advancing technology, Avista Communications is dedicated to creating competitive advantages for customers delivered by experienced teams of local experts. The total number of lines sold at December 31, 2000 was over 7,200, with approximately 5,400 lines installed.

Based in Spokane, Avista Communications currently serves customers in 10 northwest markets including Billings, Montana; Coeur d'Alene, Post Falls, Moscow and Lewiston, Idaho; Spokane, Yakima, Bellingham, Clarkston and Pullman, Washington. In 2001, Avista Communications expects to add additional products and services to complement its strategic direction toward the convergence of voice and data service delivery for business customers in communities with populations under 500,000.


AVISTA VENTURES LINE OF BUSINESS

The Avista Ventures line of business includes Avista Ventures and several other minor subsidiaries, including Pentzer Corporation, Avista Development and Avista Services. Avista Ventures was formed in April 2000 to align Avista Corp.'s investment and acquisition activities in the strategic growth areas of energy, information and technology.

AVISTA CORPORATION
--------------------------------------------------------------------------------

               ENERGY TRADING AND MARKETING OPERATING STATISTICS


                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                             2000            1999            1998
                                                                          ----------      ----------      ----------
AVISTA ENERGY

    REVENUES (Thousands of Dollars):
       Electric ....................................................      $4,721,291      $4,745,615      $1,665,348
       Natural gas .................................................       1,751,264       1,900,487         743,386
       Coal ........................................................          58,996          49,569              --
                                                                          ----------      ----------      ----------
          Total revenues ...........................................      $6,531,551      $6,695,671      $2,408,734
                                                                          ==========      ==========      ==========

    SALES VOLUMES:
       Electricity (Thousands of MWhs) .............................         105,548         135,099          54,430
       Natural gas (Thousands of dekatherms) .......................         309,160         775,822         424,152
       Coal (Thousands of tons) ....................................           3,514           1,638              --


                 INFORMATION AND TECHNOLOGY OPERATING STATISTICS


                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                               2000            1999            1998
                                                                           ----------      ----------      ----------
AVISTA ADVANTAGE

    Contracted Sites ................................................          65,858          26,056           5,603
    Billed Sites ....................................................          46,127          21,186           3,081


AVISTA LABS

    Beta Units Produced .............................................             114             n/a             n/a
    Beta Units Installed ............................................              29             n/a             n/a


AVISTA COMMUNICATIONS

    Lines Sold ......................................................           7,248           2,857             n/a
    Lines Installed .................................................           5,395           1,598             n/a


n/a - not available

AVISTA CORPORATION
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

AVISTA UTILITIES

Avista Utilities' electric properties, located in the States of Washington, Idaho and Montana, include the following:

Generating Plants


                                                                      Nameplate          Present           Year of
                                                      No. of            Rating          Capability       FERC License
                                                      Units            (MW)(1)           (MW)(2)          Expiration
                                                   ------------      ------------      ------------      ------------

    Hydroelectric Generating Stations (River)
        Washington:
           Long Lake (Spokane)                                4              70.0              88.0              2007
           Little Falls (Spokane)                             4              32.0              36.0               n/a
           Nine Mile (Spokane)                                4              26.4              24.5              2007
           Upper Falls (Spokane)                              1              10.0              10.2              2007
           Monroe Street (Spokane)                            1              14.8              14.8              2007
        Idaho:
           Cabinet Gorge (Clark Fork)                         4             231.3             236.0              2045(3)
           Post Falls (Spokane)                               6              14.8              18.0              2007
        Montana:
           Noxon Rapids (Clark Fork)                          5             466.2             528.0              2045(3)
                                                                     ------------      ------------
                  Total Hydroelectric                                       865.5             955.5

    Thermal Generating Stations
        Washington:
           Kettle Falls                                       1              50.7              49.0
           Northeast (Spokane) CT                             2              61.2              68.0
        Idaho:
           Rathdrum CT                                        2             166.5             176.0
        Montana:
           Colstrip (Units 3 and 4)(4)                        2             233.4             222.0
                                                                     ------------      ------------
                  Total Thermal                                             511.8             515.0

        Total Generation Properties                                       1,377.3           1,470.5
                                                                     ============      ============

    n/a not applicable.

    (1) Nameplate Rating, also referred to as "installed capacity", is the manufacturer's assigned power rating under specified conditions.
    (2) Capability is the maximum generation of the plant without exceeding approved limits of temperature, stress and environmental conditions.
    (3) On February 23, 2000, the Company received a new operating license for Cabinet Gorge and Noxon Rapids. (See Item 1. Business: Avista Utilities
        - Hydroelectric Relicensing for additional information.)
    (4) Jointly owned; data above refers to Avista Utilities' 15% interest.


Electric Distribution and Transmission Plant

Avista Utilities operates approximately 12,200 miles of primary and secondary distribution lines in its electric system in addition to a transmission system of approximately 575 miles of 230 kV line and 1,520 miles of 115 kV line. Avista Utilities also owns a 10% interest in 495 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana.

The 230 kV lines are used to transmit power from Avista Utilities' Noxon Rapids and Cabinet Gorge hydroelectric generating stations to major load centers in its service area, as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect with Bonneville at five locations and at one location each with PacifiCorp, Montana Power and Idaho Power Company. The Bonneville interconnections serve as points of delivery for power from the Colstrip generating station, as well as for the

AVISTA CORPORATION
--------------------------------------------------------------------------------


interchange of power with entities outside the Pacific Northwest. The interconnection with PacifiCorp is used to integrate Mid-Columbia hydroelectric generating facilities to Avista Utilities' loads, as well as for the interchange of power with entities within the Pacific Northwest.

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

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 3,877 miles in Washington and Idaho and 1,849 miles in Oregon and California, as of December 31, 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 28, 2001, there were approximately 19,066 registered shareholders of the Company's no par value Common Stock.

See Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations: Future Outlook for additional general information about common stock dividends.

For additional information, refer to Notes 1, 18 and 21 of Notes to Financial Statements. For high and low stock price information, refer to Note 24 of Notes to Financial Statements.

AVISTA CORPORATION
--------------------------------------------------------------------------------


 ITEM 6.  SELECTED FINANCIAL DATA


                                                                            Years Ended December 31,
                                               -----------------------------------------------------------------------------------
                                                  2000              1999              1998              1997              1996
                                               -----------       -----------       -----------       -----------       -----------
                                                             (Thousands of Dollars except Per Share Data and Ratios)
Operating Revenues:
   Avista Utilities ........................   $ 1,512,101       $ 1,115,647       $ 1,049,212       $   891,665       $   798,994
   Energy Trading and Marketing ............     6,531,551         6,695,671         2,408,734           247,028                --
   Information and Technology ..............        11,645             4,851             1,995             1,030               813
   Avista Ventures .........................        32,937           122,303           231,483           163,598           145,150
   Intersegment eliminations ...............      (176,744)          (33,488)           (7,440)           (1,149)               --
                                               -----------       -----------       -----------       -----------       -----------
   Total ...................................   $ 7,911,490       $ 7,904,984       $ 3,683,984       $ 1,302,172       $   944,957

Operating Income/(Loss) (pre-tax):
   Avista Utilities ........................   $     3,177       $   142,567       $   143,153       $   178,289       $   173,658
   Energy Trading and Marketing ............       250,196           (97,785)           22,826             6,577              (649)
   Information and Technology ..............       (40,084)          (13,002)           (5,192)           (5,364)           (1,443)
   Avista Ventures .........................        (9,861)             (423)           12,033             9,962            15,355
                                               -----------       -----------       -----------       -----------       -----------
   Total ...................................   $   203,428       $    31,357       $   172,820       $   189,464       $   186,921

Net Income/(Loss):
   Avista Utilities ........................   $   (38,781)      $    59,573       $    56,297       $   100,777(3)    $    62,404
   Energy Trading and Marketing ............       161,753           (60,739)           14,116             5,346              (414)
   Information and Technology ..............       (28,408)           (8,620)           (3,398)           (3,425)             (919)
   Avista Ventures .........................        (2,885)           35,817            11,124            12,099            22,382
                                               -----------       -----------       -----------       -----------       -----------
   Total ...................................   $    91,679       $    26,031       $    78,139       $   114,797       $    83,453

Preferred Stock Dividend Requirements ......   $    23,735(1)    $    21,392(1)    $     8,399(1)    $     5,392       $     7,978
Income Available for Common Stock ..........   $    67,944       $     4,639       $    69,740       $   109,405(3)    $    75,475

Outstanding Common Stock (000s):
   Weighted Average ........................        45,690            38,213(1)         54,604(1)         55,960            55,960
   Year-End ................................        47,209            35,648(1)         40,454(1)         55,960            55,960
   Book Value per Share ....................   $     15.34       $     11.04(1)    $     12.07(1)    $     13.36       $     12.70

Earnings per Share:
   Avista Utilities ........................   $     (1.36)      $      1.00       $      0.88       $      1.70(3)    $      0.97
   Energy Trading and Marketing ............          3.51             (1.59)             0.26              0.10             (0.01)
   Information and Technology ..............         (0.62)            (0.23)            (0.06)            (0.06)            (0.01)
   Avista Ventures .........................         (0.06)             0.94              0.20              0.22              0.40
                                               -----------       -----------       -----------       -----------       -----------
   Total, Diluted ..........................   $      1.47       $      0.12       $      1.28       $      1.96       $      1.35
   Total, Basic ............................   $      1.49       $      0.12       $      1.28       $      1.96(3)    $      1.35
   Dividends Paid per Common Share .........   $      0.48       $      0.48(2)    $      1.05(2)    $      1.24       $      1.24

Total Assets at Year-End:
   Avista Utilities ........................   $ 2,129,614       $ 1,976,716       $ 2,004,935       $ 1,926,739       $ 1,921,429
   Energy Trading and Marketing ............    10,271,834         1,595,470           955,615           212,868               320
   Information and Technology ..............        59,632            26,379             7,461             3,475             1,517
   Avista Ventures .........................       102,844           114,929           285,625           268,703           254,032
                                               -----------       -----------       -----------       -----------       -----------
   Total ...................................   $12,563,924       $ 3,713,494       $ 3,253,636       $ 2,411,785       $ 2,177,298

Long-term Debt at Year-End .................   $   679,806       $   718,203       $   730,022       $   762,185       $   764,526
Company-Obligated Mandatorily
   Redeemable Preferred Trust Securities ...   $   100,000       $   110,000       $   110,000       $   110,000                --
Preferred Stock Subject to Mandatory
   Redemption at Year-End ..................   $    35,000       $    35,000       $    35,000       $    45,000       $    65,000
Convertible Preferred Stock ................            --       $   263,309       $   269,227(1)             --                --

Ratio of Earnings to Fixed Charges .........          3.26              1.61              2.66              3.49              2.97
Ratio of Earnings to Fixed Charges and
  Preferred Dividend Requirements ..........          2.06              1.07              2.25              3.12              2.50


(1) In December 1998, the Company converted shares of common stock for Convertible Preferred Stock, which was responsible for a number of changes in the data in 2000, 1999 and 1998 from 1997. (See Note 15 of Notes to Financial Statements.)
(2) The Company paid a quarterly common stock dividend of $0.31 per share through the third quarter of 1998. Beginning in the fourth quarter of 1998, the quarterly common stock dividend was reduced to $0.12 per share.
(3) Includes the $41.4 million after-tax effect of an IRS income tax recovery related to the Company's investment in the terminated nuclear project 3 of the Washington Public Power Supply System.

AVISTA CORPORATION
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Avista Corporation (Avista Corp. or the Company) operates as an energy, information and technology company with a regional utility operation and subsidiary operations located in the Pacific Northwest. The Company's operations are organized into four lines of business -- Avista Utilities, Energy Trading and Marketing, Information and Technology, and Avista Ventures. Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., owns all of the subsidiary companies engaged in the other lines of business. As of December 31, 2000, the Company had common equity investments of $363.0 million and $361.2 million in Avista Utilities and Avista Capital, respectively.

In addition to providing electricity and natural gas distribution and electric transmission services, Avista Utilities is responsible for electric generation and production. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas-fired combustion turbine (CT) generating units. It also owns a 15% share in a two-unit coal-fired generating facility and leases and operates two additional natural gas-fired CT generating units. In addition, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. With this diverse energy resource portfolio, Avista Utilities remains one of the nation's lowest-cost producers of electric energy services.

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under firm long-term contracts having terms of more than one year. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements, as it operates the lowest-cost resources to serve its load requirements, and sells any surplus at the best available price. This process includes hedging transactions. In the second quarter of 2000, certain wholesale transactions contributed to significant losses in Avista Utilities, as more fully discussed below in "Results of Operations".

The Energy Trading and Marketing line of business excludes the regulated utility operations, Avista Utilities, and is comprised of Avista Energy, Inc. (Avista Energy), Avista Power, Inc. (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). Avista Energy is an electricity and natural gas trading and marketing business, operating primarily in the Western Systems Coordinating Council (WSCC). Avista Power was formed to develop and own generation assets. Avista-STEAG is a joint venture between Avista Capital and STEAG AG, a German independent power producer, to develop electric generating assets.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce enabled portal that provides a variety of energy-related products and services to commercial and industrial customers on a North American basis. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling, and maintenance and repair billing services. Avista Labs is in the process of developing both modular Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer or industrial user and fuel cell components. Avista Communications is an Integrated Communications Provider (ICP) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western U.S. In April 2000, Avista Communications and Avista Fiber, Inc. merged operations, with Avista Communications now additionally responsible for designing, building and managing metropolitan area fiber optic networks.

The Avista Ventures line of business includes Avista Ventures, Inc. (Avista Ventures), and several other minor subsidiaries. This line of business is responsible for investing in business opportunities that have potential value in the lines of business in which the Company is already involved.

SIGNIFICANT CHANGES IN ENERGY MARKETS

AVISTA CORPORATION
-------------------------------------------------------------------------------

Regulatory, political, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, presenting both opportunities and challenges.

These changes have had a significant effect on energy markets. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil for thermal generating units. Any combination of these factors that resulted in a shortage of energy or increased cost of production generally caused the market price of power to move upward. Now, however, wholesale power market prices appear to react more independently from traditional cost-driven and supply and demand factors. Significant emerging factors include the gradual depletion of excess generating capacity in the WSCC, increasing instances of transmission congestion and increased ownership of generating facilities by entities which are not traditional "public utilities". Wholesale power markets have been affected by the restructuring of electric utility regulation at the state and federal levels.

Wholesale power prices rose dramatically starting in the second quarter of 2000 and remain significantly above historic levels in the Pacific Northwest and throughout the WSCC. Federal and state officials, including the Federal Energy Regulatory Commission (FERC) and the California Public Utility Commission
(CPUC), commenced reviews to determine the cause of the market changes. Additionally, President Bush has appointed Vice President Cheney to chair an energy policy task force at least in part as a response to the extreme market pressures and power shortages that have affected California and other parts of the WSCC. The governors of Washington, Oregon and Idaho have also become involved in seeking to stabilize power market prices and the availability of power in the region.

California Energy Crisis. During 2000, particularly in the fourth quarter, the changes in Western energy markets resulted in an energy supply shortage that particularly affected power availability in California. Power shortages, coupled with California's power market structure, led to the two largest of California's three investor-owned utilities (IOUs), Southern California Edison (SCE) and Pacific Gas & Electric (PG&E), issuing warnings of their impending inability to meet payment commitments. In the first quarter of 2001, SCE and PG&E defaulted on several hundred million dollars of payment obligations owed to various creditors. Because of regulatory changes that were adopted by California law in 1997, California's IOUs were required to divest ownership of much of their owned power generation capacity, to sell output from their remaining generating plants into a power market, to reduce retail customer prices and hold them at a fixed level until certain transition charges were amortized, and to buy all requirements for customers' needs through short-term purchases from the newly-created California Power Exchange (CalPX), California Independent System Operator (CalISO), Automated Power Exchange (APX) and other specified entities. As demand began to outstrip supply in California, the price of power skyrocketed and these IOUs bought power at much higher prices than they sold it to end users. They exhausted their credit and capital capacity early in 2001. The PG&E and SCE defaults resulted in subsequent defaults by CalPX, CalISO and APX in amounts the latter three parties owed to Avista Energy.

There were approximately 50 participants in the CalPX at the end of 2000. Avista Energy participated in transactions with the CalPX and CalISO, primarily as a seller. The CalPX tariff, approved by the FERC, includes a provision that permits backcharges to CalPX participants under certain circumstances to keep its settlement accounts whole in the event of a default by a participant. The CalPX tariff specifies that collateral and contracts of the defaulting parties be liquidated to provide funds to cover their defaults, followed by liquidation of a performance bond posted by participants collectively, before backcharges will be levied. The CalPX did not obtain sufficient collateral from SCE or PG&E to assure their performance, even when signals of their financial difficulties were gaining attention from rating agencies, from the press, and from reports filed by SCE and PG&E with the Securities and Exchange Commission. When SCE and PG&E defaulted, the Governor of California obtained a temporary restraining order (TRO) to block the CalPX from liquidating the SCE and PG&E contracts. When the TRO expired and an injunction was not granted, the Governor invoked emergency executive powers to seize those contracts. The CalPX began levying backcharges by withholding amounts payable to participants and sending invoices for additional amounts. In January 2001, the CalPX gave notice that it was suspending its block forward and day-ahead market operations. Several of the CalPX participants, including PG&E, have protested the backcharges through filings with the FERC and the courts. Avista Energy is among the entities seeking to have the backcharge provisions ruled inoperable by the FERC. In its second round of backcharges in February 2001, the CalPX backcharged remaining participants for the increasing cascade of defaults, leading to the possibility that, if backcharges were continued and additional parties either could not or would not pay amounts so invoiced, the last remaining participant might bear the entire market's settlement obligation. On February 9, 2001, Avista Energy obtained a TRO in Federal Court in the Central District of California that suspended the backcharges and preserved Avista Energy's $500,000 letter of credit posted to the CalPX for assurance of performance; on March 5, 2001, the court issued a preliminary injunction that continued the relief granted by the TRO and required the escrowing of amounts received by the CalPX. Avista Energy joined in a group of nine complainants to file with the FERC to take action to declare the backcharge practices to be contrary to the tariff's

AVISTA CORPORATION
-------------------------------------------------------------------------------

purpose, to declare the backcharges to be inoperable because of the removal of the SCE and PG&E contracts, and to invoke jurisdiction over the CalPX in winding up its affairs. The court action and the FERC complaint are continuing.

Avista Energy participated in the California power market as part of its Western U.S. business focus. At December 31, 2000, Avista Energy had net accounts receivable of $66.3 million from CalPX, CalISO and APX and had a special bad debt reserve of $8.3 million against that amount. Avista Energy received $21.4 million in January and February of 2001 against the $66.3 million balance, with $22.5 million being due in March 2001.

Avista Energy also has forward contracts with affiliates of SCE's parent corporation, Edison International (EIX), through its Edison Mission Energy (EME) unit and with affiliates of PG&Es' parent corporation, PG&E Corp. (PGC), through entities in its National Energy Group (NEG). EIX and PGC have taken steps collectively referred to as "ring-fencing" to protect EME and NEG, respectively, and their subsidiaries from creditors of their utility business units, SCE and PG&E, respectively. The CPUC and certain customer groups have initiated investigations into the transactions between regulated units of EIX and PGC and their affiliates. Avista Energy is continuing to monitor the situation with respect to EME and NEG counterparties and cannot predict the ultimate outcome of its positions with these entities. Avista Energy does not believe these conditions will have a material adverse impact on the results of operations or its financial position.

The Company's operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale sales and purchases.

The Company expects Avista Utilities' electric and natural gas business to earn between $0.90 and $1.00 per share for 2001, based on current streamflow and weather projections, anticipated purchased power prices and the continued ability to defer excess purchased power costs. Avista Corp.'s consolidated earnings for 2001 will reflect continued support of the Information and Technology subsidiaries and the expectations for a reduced contribution from Avista Energy as it continues to manage the size and risk of the business. Consolidated earnings per share could be significantly less than the $0.90 to $1.00 anticipated from the Avista Utilities business segment.


RESULTS OF OPERATIONS

OVERALL OPERATIONS

2000 COMPARED TO 1999

Overall diluted earnings per share for 2000 were $1.47, compared to $0.12 in 1999. The primary reason for the increase was earnings of $161.8 million recorded by the Energy Trading and Marketing line of business, after a loss of $60.7 million in 1999 recorded by this business segment. Avista Energy benefited in 2000 from a well-positioned portfolio in the volatile Pacific Northwest and western energy markets. The loss from Avista Energy in 1999 related to expenses associated with the downsizing and restructuring of the business, as well as operational losses. The positive earnings from Avista Energy in 2000 were partially offset by losses from the other lines of business. In February 2000, the Company converted all the remaining outstanding shares of its Series L Preferred Stock back into common stock, which resulted in a one-time charge of $21.3 million to preferred dividend requirements. In addition, Avista Utilities' operations recorded losses, which were primarily the result of significantly higher purchased power costs that were compounded by short positions related to wholesale trading activity at the utility during the second quarter of 2000. (See paragraphs below for additional information about the higher energy prices and short positions.)

Net income available for common stock increased $63.3 million in 2000 over 1999. Energy Trading and Marketing's contribution to income available for common stock increased to $161.8 million over 1999, for earnings of $3.51 per diluted share in 2000 compared to a loss of $1.59 per share in 1999, due primarily to the volatile energy market discussed above. Avista Utilities' contribution to income available for common stock decreased $100.7 million from 1999 due to the conversion costs associated with the convertible preferred stock discussed above, higher purchased power expenses and wholesale trading activities, for a loss of $1.36 per diluted share in 2000 compared to a contribution of $1.00 in 1999. Information and Technology's contribution to income available for common stock decreased $19.8 million from 1999, for a loss of $0.62 per diluted share in 2000 compared to a loss of $0.23 in 1999, as these businesses continued to grow their operations. The contribution to income available for common stock from the Avista Ventures line of business decreased $38.7 million in 2000, for a loss of $0.06 per

AVISTA CORPORATION
-------------------------------------------------------------------------------

diluted share in 2000 compared to a contribution of $0.94 in 1999. The 1999 earnings included transactional gains recorded by Pentzer that totaled $35.9 million, or $0.94 per share, from the sale of two groups of portfolio companies.

Total revenues increased $6.5 million in 2000 over 1999, but there were large changes within the individual lines of business. Avista Utilities' revenues increased 36%, primarily due to increased prices of both electricity and natural gas. Revenues at Avista Energy decreased 2% due to decreased sales volumes of electricity and natural gas from the restructuring and downsizing of the business, offset by sharply higher prices. Revenues from the Information and Technology companies increased 140% to $11.6 million as these companies continued to grow their businesses. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. The large increase in 2000 over 1999 was primarily due to an entire year of activity under the agency agreement whereby Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation contract rights and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' retail customers.

Resource costs decreased $97.7 million in total. Avista Utilities' resource costs increased 73%, primarily due to electric and natural gas commodity prices. Avista Energy's resource costs decreased 7%, due to decreased energy trading volumes but offset by the increased prices of commodities. Intersegment eliminations also increased due to an entire year of activity under the agency agreement between Avista Utilities and Avista Energy.

Operations and maintenance, administrative and general, and depreciation and amortization expenses were all primarily impacted by the Information and Technology and Avista Ventures lines of business. All three categories of expenses increased at the Information and Technology companies as they continued to grow their businesses. All three categories of expenses decreased at the Avista Ventures line of business as a result of the sales of portfolio companies by Pentzer during 1999.

Interest expense increased $3.6 million in 2000 over 1999, primarily due to higher levels of outstanding debt during the year. During 2000, $224.0 million of long-term debt was issued, while $54.6 million of long-term debt matured and $10.0 million of Preferred Trust Securities were repurchased. Long-term debt and short-term borrowings outstanding at December 31, 2000 were $217.1 million higher than at the end of 1999.

Income taxes increased $56.7 million in 2000 over 1999, primarily due to increased earnings recorded by the Energy Trading and Marketing line of business and gains on the sale of the Centralia Power Plant (Centralia) recorded by Avista Utilities. Income taxes in 1999 were lower than normal primarily as a result of the operational losses and restructuring charges incurred by Avista Energy.

Preferred stock dividend requirements increased $2.3 million in 2000 over 1999 due to the conversion costs and dividends paid associated with converting the Convertible Preferred Stock, Series L, into common stock in February 2000.

1999 COMPARED TO 1998

Overall diluted earnings per share for 1999 were $0.12, compared to $1.28 in 1998. The primary reason for the decrease was a $60.7 million after-tax loss recorded by the Energy Trading and Marketing line of business, due to a $27.3 million after-tax charge recorded by Avista Energy related to the downsizing and restructuring of the business, and $32.1 million of after-tax operational losses due to warmer than normal weather across the nation, soft national energy markets and a lack of volatility within those markets. The restructuring charge includes a charge for impairment of assets from the purchase of Vitol in February 1999 and reserves for severance and other related expenses. In December 1998, the Company exchanged 15,404,595 shares of its common stock for shares of Convertible Preferred Stock, Series L, which resulted in an increase of $13.4 million in preferred stock dividend requirements in 1999 over 1998. In addition, the utility operations recorded charges of approximately $5 million related to the impairment of utility assets, which were partially offset by the reversal of certain environmental reserves. These charges were partially offset by the $35.9 million of transactional gains recorded by Pentzer due to the sales of two groups of portfolio companies.

Net income available for common stock decreased $65.1 million in 1999 from 1998. Avista Utilities' income available for common stock decreased $9.8 million from 1998 due to the increased preferred stock dividend associated with the Convertible Preferred Stock, contributing $1.00 per diluted share for 1999, compared to $0.88 in 1998. Energy Trading and Marketing's income available for common stock decreased $74.9 million from 1998, for a loss of $1.59 per diluted share in 1999, as compared to a contribution of $0.26 per share in 1998, due primarily to the restructuring charges and operational losses discussed above. Information and Technology's income available

AVISTA CORPORATION
-------------------------------------------------------------------------------


for common stock decreased $6.8 million from 1998, for a loss of $0.27 per share in 1999, compared to a loss of $0.06 in 1998, due primarily to continued start-up and expansion costs. Income available for common stock from the Avista Ventures line of business increased $26.3 million in 1999 and contributed $0.98 to diluted earnings per share in 1999, compared to $0.20 per share in 1998. Transactional gains recorded by Pentzer totaled $35.9 million, or $0.94 per share, and $4.3 million, or $0.08 per share, in 1999 and 1998, respectively.

Total revenues increased $4.22 billion in 1999 over 1998, primarily due to the growth of Avista Energy's business as a result of its acquisition of Vitol. Resource costs increased $4.40 billion, again primarily as a result of the growth in Avista Energy's business. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. The large increase in 1999 over 1998 was primarily due to an agreement whereby Avista Energy serves as agent for Avista Utilities, managing its pipeline transportation and natural gas storage assets, as well as purchasing natural gas for Avista Utilities' retail customers. Gross margins for Avista Utilities decreased $3.0 million primarily due to larger increases in purchased power costs than in the associated wholesale revenues. Avista Energy's gross margin decreased $66.6 million to a negative $17.9 million, primarily due to losses on positions taken in anticipation of certain weather patterns in particular areas of the country which did not occur. Operations and maintenance expenses decreased $74.4 million, primarily due to decreased expenses as a result of the sales of portfolio companies by Pentzer. Administrative and general expenses decreased $1.8 million primarily due to decreased expenses as a result of the sales of portfolio companies by Pentzer, partially offset by increased salary expenses from the growth in Avista Energy's business and the purchase of Vitol, which added significantly to staffing levels, and increased start-up costs at the Information and Technology companies.

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


AVISTA UTILITIES

2000 COMPARED TO 1999

Avista Utilities' pre-tax income from operations was $3.2 million in 2000, or a decrease of $139.4 million from 1999. The loss resulted primarily from significantly higher electric energy prices in wholesale markets, compounded by a short position related to wholesale trading activity. The results for 2000 include a $9.0 million after-tax gain recorded as a result of the sale of its interest in Centralia. The balance of the total after-tax gain of $37.2 million from the sale of Centralia was deferred and has been or will be returned to Avista Utilities' customers through rates. Avista Utilities' operating revenues and expenses increased $396.5 million and $535.8 million, respectively, in 2000 over 1999.

During 2000, Avista Utilities purchased energy in order to meet system obligations to serve retail and wholesale customers. Unprecedented sustained peaks in electric energy prices throughout the WSCC beginning in May 2000, compounded by a wholesale short position discussed below, contributed to significant losses recorded by Avista Utilities in the second quarter of 2000. The cost of these power purchases was significantly higher than the amounts currently being recovered from customers. The increased purchased power prices caused a reduction in gross margin of approximately $138.9 million in 2000 from 1999. Based on historical trends, Avista Utilities' business plan had forecast on-peak power prices of approximately $19 per megawatthour for May and June of 2000. On-peak power costs in the market averaged $60 per megawatthour in May and over $180 per megawatthour in June, with hourly spikes as high as $1,300 per megawatthour.

AVISTA CORPORATION
-------------------------------------------------------------------------------

On August 9, 2000, the Washington Utilities and Transportation Commission (WUTC) approved Avista Utilities' request for deferred accounting treatment for certain power costs related to increases in short-term power prices beginning July 1, 2000 and ending June 30, 2001. The specific power costs deferred include the changes in power costs to Avista Utilities from those included in base retail rates, related to three power cost components: the net effect of changes in short-term wholesale market prices on short-term wholesale purchases and sales; the effect on power costs from changes in the level of hydroelectric generation; and the net effect on power costs from changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to Avista Utilities associated with these three power cost components, and the level of costs included in Avista Utilities' base retail rates. The power costs deferred are related solely to the operation of Avista Utilities' system resources to serve its system retail and wholesale load obligations.

On January 24, 2001, the WUTC approved a modification to the deferral mechanism to recover power supply costs associated with meeting increased retail and wholesale system load requirements, effective December 1, 2000. The WUTC also required Avista Utilities to file a proposal by mid-March 2001 that will address the prudency of the incurred power costs, the optimization of Company-owned resources to the benefit of retail customers, the appropriateness of recovery of power costs through a deferral mechanism, a proposal for cost of capital offsets to recognize the shift in risk from shareholders to ratepayers and Avista Utilities' plan to mitigate the deferred power costs. Avista Utilities also plans to file for an extension of this deferred accounting treatment beyond June 30, 2001.

On January 16, 2001, Avista Utilities filed an application with the Idaho Public Utilities Commission (IPUC) seeking proposed modifications to the existing Power Cost Adjustment (PCA) mechanism. Due to extremely high short-term power prices, Avista Utilities is requesting to recover power supply costs associated with meeting increased retail and wholesale system load requirements, as well as to recover replacement power costs associated with possible thermal plant forced outages.

During 2000, Avista Utilities deferred $33.9 million in power costs in Washington and $4.5 million in Idaho under the PCA mechanism currently in place.

Based on Avista Utilities' views of streamflows, historic market prices and energy availability in the second quarter of 2000, Avista Utilities entered into contracts and sold call options for fixed-price power for delivery through the remainder of 2000, without making matching purchases at the same time, and also made certain short-term sales at fixed prices which were offset by purchases at prices indexed to the market price at the time of delivery. Certain of these wholesale trading positions were outside normal operating guidelines. Avista Utilities was required to buy additional power not only to meet its obligations to its retail and long-term wholesale customers, as described above, but also to cover its wholesale trading positions. An orderly process to complete the necessary power purchases was impeded by the rapid escalation of market prices and lack of liquidity in the power markets. These purchases were made at fixed prices significantly higher than the related selling prices and at index, which settled at unprecedented levels in June. The pricing of these purchases caused the majority of Avista Utilities' loss for the second quarter.

Avista Utilities' short position was compounded by the May 5 sale of its interest in Centralia, which reduced its system capacity by 201 megawatts. Based on historical trends and Avista Utilities' views on power prices and availability of power for May and June, Avista Utilities did not seek to replace the Centralia generation for those two months with firm commitments. Avista Utilities entered into a three-and-one-half-year contract to purchase 200 megawatts from TransAlta beginning in July 2000.

On September 29, 2000, the WUTC ordered a $3.4 million, or 1.4%, reduction in electric rates and a $1.7 million, or 2.1%, increase in natural gas rates. Avista Utilities had filed a request with the WUTC in October 1999 for a general electric rate increase of $26.2 million, or 10.4%, subsequently revised to $18.2 million, and a general natural gas rate increase of $4.9 million, or 6.5%. The WUTC also ordered that Avista Utilities' annual rate of return on investment for both electricity and natural gas be reduced from 10.7% to 9.03%. Avista Utilities had requested a 9.9% rate of return. Avista Utilities filed a Petition for Reconsideration before the WUTC requesting that the commission reconsider certain portions of its order. On November 8, 2000, the Commission slightly modified the original order by reducing the electric reduction from $3.4 million to $2.9 million and increasing the natural gas increase from $1.7 million to $1.8 million.

Retail electric revenues increased $10.6 million in 2000 over 1999 due primarily to increased prices, as well as greater sales volumes due to customer growth and increased usage due to weather. Wholesale electric revenues increased $342.3 million, or 66%, while sales volumes decreased 20% in 2000 compared to 1999, reflecting average sales prices 107% higher in 2000. Wholesale sales volumes decreased due to management's decision in mid-year to reduce power imbalance volume limits (the difference between projected load obligations and projected resource availability), based on the emergent market price volatility, and to focus primarily on energy transactions necessary

AVISTA CORPORATION
-------------------------------------------------------------------------------

to efficiently manage power resources to meet retail customer loads and wholesale obligations. The extent of future wholesale transactions will be determined based on resource additions or changes and load obligations and contract commitments. Wholesale transactions continue to be an integral tool in efficiently managing and economically dispatching Avista Utilities' power resource availability to meet supply obligations within the coordinated Pacific Northwest power grid.

Natural gas revenues increased $37.4 million in 2000 over 1999. Retail natural gas revenues increased $49.0 million, primarily due to increased natural gas prices, but were offset by a $9.5 million decrease in non-retail sales. Non-retail natural gas sales are sales of natural gas commodity and related services outside of the Avista Utilities distribution system to other utilities and large industrial customers. Revenues from these sales are offset by like increases in purchased gas expense, and margins from these transactions are credited back to retail customers through rate changes approved by state regulators for the cost of natural gas. Non-retail sales have decreased since mid-1999 primarily due to the agency agreement between Avista Utilities and Avista Energy mentioned above. Avista Energy will make the majority of these sales in the future, if it is optimal to managing the natural gas portfolio. The utility commissions of Washington, Idaho and Oregon have approved Benchmark Incentive Mechanisms that allow Avista Utilities and its customers to share some of the benefits of Avista Energy's resource optimization activities.

Purchased power volumes were 15% lower in 2000 primarily due to decreased wholesale sales, but purchased power prices averaged 132% higher, resulting in a $529.0 million, or 97%, increase in purchased power expense in 2000 over 1999. The $33.9 million deferral of power costs pursuant to the WUTC accounting order and the $4.5 million deferred under the Idaho PCA partially offset purchased power expense recognized in 2000. Streamflows in 2000 were 86% of normal compared to 112% in 1999. Fuel for power generation expense increased $22.7 million due to increased generation at the thermal plants as a result of increased demand for power and increases in natural gas commodity prices. Purchased natural gas costs increased $39.7 million in 2000, primarily due to increased prices for the commodity, increased volumes of sales due to customer growth and increased usage due to weather.

Operations and maintenance expenses increased $5.6 million, or 10%, due to a variety of items, including increased distribution expenses, higher fees associated with the increased amount of customer accounts receivables sold, increased accruals for uncollectible accounts and other expenses related to customer accounting services.

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

Purchased power volumes increased 2% and prices were 13% higher than the previous year, which resulted in a $72.9 million, or 15%, increase in purchased power expense in 1999 over 1998. This increase accounted for the majority of the increase in Avista Utilities' operating expenses. Operations and maintenance expenses decreased $4.6 million in 1999 from 1998 as a result of fewer storms, resulting in less storm damage, and realizing the benefit of preventive maintenance programs such as cable replacement, pole test and treat, and tree trimming. Administrative and general expenses decreased $3.3 million due to increased expenditures during 1998 associated with the change in executive officers and the corporate name change. Avista Utilities also recorded charges of approximately $5 million related to impairment of assets, which primarily included items such as deferred charges now deemed unrecoverable through rates and a defective inventory software system.


ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power, and Avista-STEAG. Avista Power and Avista-STEAG operations had minimal impact on earnings in 2000, 1999 or 1998. Avista Energy maintains an energy trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), and which may cause earnings variability in the future. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For longer-term positions, in addition to market prices, a model based on forward price curves is also utilized. See Liquidity and Capital Resources: Risk Management and Note 4 of Notes to Financial Statements for additional information about market risk and credit risk.

AVISTA CORPORATION
-------------------------------------------------------------------------------

2000 COMPARED TO 1999

Energy Trading and Marketing's income available for common stock for 2000 was $161.8 million compared to a loss of $60.7 million in 1999. Avista Energy's operations in 2000 were positively affected by a well-positioned portfolio in the volatile Pacific Northwest and western electric markets. Avista Energy's operations were negatively impacted by losses from the liquidation of its Eastern electric book and associated operating costs to close its Eastern operations in Houston and Boston.

In November 1999, Avista Energy began redirecting its focus away from national energy trading toward a more regionally-based energy trading and marketing effort in the West. Its more narrowly focused operations in the West are backed by contracts for energy commodities and by the output of specific facilities available under contracts. The change in strategy followed significant changes in the overall energy trading and marketing industry that created low margins while requiring higher levels of investment, credit commitments and value-at-risk limits. By late 1999, mergers and consolidations within the industry reduced the number of firms and increased the remaining firms' typical size, leaving a marketplace where liquidity and volatility were not favorable. Avista Energy shut down its operations in Houston and Boston during the first and second quarters of 2000 and reduced its workforce by approximately 80 positions. The Eastern electric book was sold at a $1.0 million after-tax loss in early 2000. The remaining Eastern natural gas contracts, primarily for transportation and storage, are being managed out of the Spokane office until the last of the contracts expire in 2002.

Energy Trading and Marketing's revenues and operating expenses decreased $164.1 million and $512.1 million, respectively, in 2000 from 1999. The decrease in revenues was primarily due to lower sales volumes, partially offset by increased prices. The decreased expenses primarily resulted from decreased volumes of transactions, partially offset by increased resource costs due to increased commodity prices, and the closure of Avista Energy's Eastern operations and refocusing the business to the West.

The volume of power and natural gas sales decreased significantly as Avista Energy's focus was redirected to the WSCC. Electric sales volumes decreased 22%, while natural gas sales decreased 60%. The exception to this was the comparatively minor coal sales, which increased 115% in volume in 2000 over 1999. However, after the Houston and Boston offices were closed, no more coal sales were made and the remaining contracts expired by the end of 2000, so there will be no more coal sales or revenues to the future.

Energy Trading and Marketing's balance sheet increased $8.68 billion from December 1999 to December 2000. Avista Energy's energy commodity assets and liabilities increased primarily as a result of significant price increases for both natural gas and power during this period. Trade receivables and payables increased due to higher market prices on current positions.

1999 COMPARED TO 1998

Energy Trading and Marketing income available for common stock for 1999 was an after-tax loss of $60.7 million compared to earnings of $14.1 million in 1998. The primary reason for the decrease was a $27.3 million after-tax charge recorded by Avista Energy related to the downsizing and restructuring of the business, and $32.1 million of after-tax operational losses due to warmer than normal weather across the nation, soft national energy markets and a lack of volatility within those markets. The restructuring charge consisted of a $21.4 million after-tax charge for the write-off of goodwill from the purchase of Vitol in February 1999 and a $5.9 million after-tax reserve for severance payments and other related expenses. Avista Energy recognized losses (1) on positions taken in anticipation of certain weather patterns in particular areas of the country, which lost value when the expected patterns did not occur, and
(2) on options, also taken in anticipation of certain weather patterns in particular areas of the country, which expired unexercised when the expected patterns did not occur.

Since its inception in 1997, Avista Energy developed and expanded its business and added experienced traders and staff. This growth continued in 1999 with Avista Energy's purchase of Vitol in the first quarter. Vitol, located in Boston, Massachusetts, was one of the top 20 energy marketing companies in the United States. Late in the second quarter of 1999, Avista Energy added a significant number of energy professionals in its Spokane and Houston offices. The integration of Vitol operations into Avista Energy began during the second quarter with the consolidation of back-office support, improvements in accounting and trading processes and personnel, and continued enhancements in risk management systems across Avista Energy.

AVISTA CORPORATION
-------------------------------------------------------------------------------

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


INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Avista Corp. has committed to invest in the continued growth of these information and technology businesses as part of its overall strategic focus on generating shareholder value.

2000 COMPARED TO 1999

Information and Technology's loss attributable to common stock for the year was $28.4 million compared to a loss of $8.6 million in 1999. Operating revenues and expenses for this line of business increased $6.8 million and $33.9 million, respectively, over 1999, primarily due to growth in each of the individual businesses.

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


AVISTA VENTURES

The Avista Ventures line of business includes the results of Avista Ventures, Pentzer, Avista Development and Avista Services.

2000 COMPARED TO 1999

The loss attributable to common stock from this line of business was $2.9 million for 2000, compared to earnings of $35.8 million in 1999. The 2000 loss includes a $1.2 million after-tax charge recorded by Pentzer in the first quarter for expenses related to employee terminations resulting from a redirection of Pentzer's business focus. The 1999 earnings included transactional gains totaling $35.9 million, net of taxes, recorded by Pentzer as a result of the sale of its Creative Solutions Group and Store Fixtures Group of portfolio companies, partially offset by a loss on the sale of equipment.

Operating revenues and expenses from this line of business decreased $89.4 million and $79.9 million, respectively, during 2000, primarily as a result of the sales of portfolio companies by Pentzer. The Creative Solutions Group of companies was sold at the end of the first quarter of 1999 and the Store Fixtures Group of companies was sold during the third quarter of 1999. Revenues and expenses from these companies were included only in the 1999 amounts.

1999 COMPARED TO 1998

Income available for common stock for 1999 from the Avista Ventures line of business totaled $35.8 million, which was a $24.7 million increase over 1998. The increased earnings resulted primarily from transactional gains recorded by Pentzer in 1999 totaling $35.9 million, net of taxes, from the sales of two groups of portfolio companies. Transactional gains during 1998 totaled $4.3 million, net of taxes, as a result of the sale of a portfolio company.

Non-transactional earnings totaled $1.2 million in 1999, a decrease of $6.2 million from 1998, primarily due to the loss of income resulting from the sales of portfolio companies. Operating revenues and expenses decreased $109.2 million and $96.7 million, respectively, primarily as a result of the sales of portfolio companies by Pentzer.

AVISTA CORPORATION
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Operating activities provided cash of $76.2 million in 2000 compared to $111.2 million in 1999. The primary reasons for the decrease in cash were the second quarter losses at Avista Utilities, not included in retail rates, caused by higher power costs and the funds expended for power and natural gas, but deferred for later recovery from customers. Increased commodity prices that affected both Avista Utilities and Avista Energy were primarily responsible for the large changes in various working capital components, such as receivables and payables.

Investing Activities Investing activities used cash of $96.9 million in 2000 compared to $27.2 million in 1999. In 2000, Avista Utilities sold the Centralia Power Plant, resulting in proceeds of approximately $89.2 million. In 1999, Pentzer sold the Creative Solutions and Store Fixtures groups of companies and Avista Energy acquired Vitol. Utility operations' capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) and Allowance for Funds Used to Conserve Energy (AFUCE, a carrying charge similar to AFUDC for conservation-related capital expenditures), were $270 million for the 1998-2000 period.

Financing Activities Financing activities provided net cash of $175.0 million in 2000 compared to using cash of $116.8 million in 1999. In 2000, short-term notes payable increased $42.1 million and $224.0 million of long-term debt was issued, while $54.6 million of long-term debt matured or was redeemed. In addition, the Company repurchased $10.0 million of Preferred Trust Securities. In 1999, short-term notes payable increased $110.5 million and $116.5 million of proceeds were received from the issuance of long-term debt, including $25.0 million of Medium-Term Notes (MTNs). These proceeds, plus cash provided from operating activities, were used to retire $211.5 million of long-term debt and repurchase $82.0 million of common stock and $5.9 million of preferred stock. During the 1998-2000 period, $296 million of long-term debt and preferred stock matured, was mandatorily redeemed or was optionally redeemed and refinanced at a lower cost.

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

In March 2000, the Company began issuing new shares of common stock to the Employee Investment Plan rather than the Plan purchasing shares of common stock on the open market. In the fourth quarter of 2000, the Company also began issuing new shares of common stock for the Dividend Reinvestment and Stock Purchase Plan. Through December 31, 2000, a total of 125,636 new shares of common stock were issued to both plans.

In August and December of 2000, the Company issued a total of $224.0 million of Unsecured MTNs, Series D at rates of 8.000% and 8.625% due in 2001 and 2003. A total of $44.9 million of Secured MTNs matured during 2000, with rates between 6.13% and 8.20%. As of December 31, 2000, the Company had a total of $317.0 million of Unsecured MTNs authorized to be issued.

AVISTA CORPORATION
-------------------------------------------------------------------------------


In May 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the following two years. The repurchased shares will return to the status of authorized but unissued shares. During 1999, the Company repurchased approximately 4.8 million common shares and 322,500 shares of RECONS (which was equivalent to 32,250 shares of Convertible Preferred Stock, Series L). The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents. There was no activity under this plan during 2000.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. Cash provided by operating activities remains the Company's primary source of funds for operating needs, dividends and capital expenditures.

The Company's cash flows have been affected because of the higher power and natural gas costs, as well as cash collateral required for counterparties and trading at Avista Energy. The higher power and natural gas prices are expected to continue to affect cash flows during 2001. The purchased power and natural gas costs incurred to serve the utility's retail customers are generally recovered or expected to be recovered in retail rates, however, there is a lag between the time the costs are incurred by the Company and the time they are collected from customers. As more fully described in Note 1 of Notes to the Financial Statements -- "Power Cost Deferrals and Power and Natural Gas Adjustment Provisions", costs in excess of those included in rates are deferred as an asset on the balance sheet. Deferral balances at the end of 2000 totaled $78.8 million. Costs during 2001 are expected to continue to exceed the levels included in rates and, as a result, deferral balances are expected to increase during 2001. Because of the continuing high level of power and natural gas prices, a significant change in company resource availability (such as hydro generation) or customer demand could have a significant positive or negative impact on expected deferrals and cash flows. On an interim basis, the Company uses its revolving line of credit to fund these costs to the extent that they exceed the cash flows available from operations. The Company expects to issue longer-term debt during 2001 to pay down balances outstanding under the revolving line of credit. This will provide additional liquidity needed to fund the deferral balances. The Company intends to file applications with regulatory commissions during 2001 to address timing of recovery of the deferred costs. If the commissions approve the Company's requests, the deferral balances are expected to begin being recovered starting in 2001 or 2002. The Company's existing lines of credit are expected to be adequate to meet the current needs.

Under normal water conditions and loads, Avista Utilities' own generation plants and long-term contracts would be able to provide approximately 90% of its forecasted native load energy requirements in 2001, and 100% thereof in 2002 and 2003. The balance would be covered through short-term contracts. Avista Utilities has covered essentially all of its electric energy requirements in the forward markets for 2001. Current forecasts show streamflow conditions for hydroelectric generation for 2001, estimated at 60% of normal, to be among the worst five years on record. In response to the reduced hydroelectric generation, Avista Utilities has made additional fixed price purchases of energy, and expects to receive the necessary local, state and federal approvals to increase the energy output of its natural gas-fired thermal generation to cover its firm retail and wholesale load requirements for 2001, with minimal additional purchases expected from the high cost short-term wholesale market. However, if hydroelectric conditions further deteriorate, its thermal plants do not operate as planned, or weather conditions cause retail loads to increase, Avista Utilities would incur increased costs from increased purchases in the short-term wholesale energy market.

Higher volatility in 2000 in power and natural gas prices and significant increases in average price levels have resulted in the need for energy trading counterparties to provide one another adequate assurances of their future performance on energy transaction obligations. The adequate assurance demands are satisfied through various means, including letters of credit, cash deposits or prepayments, parent entity guaranties, contract terms and portfolio management.

As mentioned earlier, the Company is currently in the process of obtaining separate financing for construction of the Coyote Springs 2 project. The Company is seeking to finance a majority of the costs during construction with a term loan that would match the construction period. The project would serve as collateral for the term loan. If the Company does not complete a separate financing for this project, there would be a need to issue other debt or equity securities during 2001 and 2002 to provide the funding.

The California Energy Crisis discussed earlier has had an impact on banks' willingness to extend credit to energy and utility companies. Banks are particularly concerned with the credit of companies in California and those in the West with exposure to California or the potential to be impacted by what ultimately happens in California. This may impact

AVISTA CORPORATION
-------------------------------------------------------------------------------


the Company's ability to obtain financing from traditional sources. However, the Company currently expects that it will be able to obtain financing required to meet its capital and operating needs on reasonable terms. Capital expenditures are financed on an interim basis with short-term borrowings or notes payable (due within one year). The Company has $230 million in two committed lines of credit, which expire on June 26, 2001. As part of the renewal of the agreements in 2000, the Company pledged its shares of common stock in Avista Capital as security for these agreements. The Company also had a $60 million three-month line of credit that expired on October 25, 2000 and was not replaced. In addition, the Company has a $50 million regional commercial paper program that is backed by the committed lines of credit. During 2000, the Company could also borrow up to $100 million through other borrowing arrangements with banks, but none of these agreements were in place at year-end. As of December 31, 2000, $152.0 million was outstanding under the committed line of credit and $11.2 million was outstanding under the commercial paper program.

From time to time the Company enters into sale/leaseback arrangements for various long-term assets which provide additional sources of funds. See Note 13 of Notes to Financial Statements for additional information about leases.

The Company is restricted under various agreements as to the additional securities it can issue. As of December 31, 2000, under its Restated Articles of Incorporation, approximately $844.0 million of additional preferred stock could be issued at an assumed dividend rate of 6.95%.

During 1998, the Company entered into an agreement that increased the amount of customer accounts receivable the Company could sell from $40 million to $80 million to provide additional funds for capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. At December 31, 2000, $80.0 million in receivables had been sold pursuant to the agreement.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of December 31, 2000, Avista Corp. had short-term notes receivable of $113.6 million from Avista Capital, which includes $56.7 million for the Coyote Springs 2 project, compared to short-term notes payable of $18.3 million at December 31, 1999.

Avista Capital provides guarantees for Avista Energy's line of credit agreement, and in the course of business may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $361.2 million at December 31, 2000.

AVISTA UTILITIES OPERATIONS

During the 2001-2003 period, utility capital expenditures are expected to be $478 million, and $348 million will be required for long-term debt maturities and preferred stock sinking fund requirements. During this three-year period, internally generated funds and external financings will be used to fund the Company's capital expenditure program, maturing long-term debt and preferred stock sinking fund requirements. Sources of funds would include, but are not necessarily limited to, sales of certain assets, additional long-term debt, leasing or issuance of other equity securities. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

See Notes 3, 11, 12, 13, 14, 15, 16, 17 and 18 of Notes to Financial Statements for additional details related to financing activities.

ENERGY TRADING AND MARKETING OPERATIONS

Avista Capital's total investment in this line of business was $291.7 million at December 31, 2000. Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit.

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, decreasing periodically to $70 million at the end of the agreement, and expiring April 30, 2001. Avista Energy is in the process of renewing the line of credit. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the

AVISTA CORPORATION
-------------------------------------------------------------------------------

banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At December 31, 2000 and 1999, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $71.5 million and $75.8 million at December 31, 2000 and 1999, respectively.

Capital expenditures for the Energy Trading and Marketing companies were $71.1 million for the 1998-2000 period, primarily due to Avista Power's investment in the Coyote Springs 2 projects. Avista Power's equity investment of $16 million in Rathdrum is expected to occur in 2001.

At December 31, 2000, the Energy Trading and Marketing companies had $179.6 million in cash and cash equivalents and $0.5 million in long-term debt outstanding.

As of December 31, 2000, Avista Capital had loaned $21.6 million to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements.

Rising prices in power and natural gas beginning in the second quarter of 2000 and continuing beyond the end of 2000 triggered additional collateral requirements with counterparties. Avista Energy is managing the collateral calls by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $40.5 million as of December 31, 2000, and is included in the Consolidated Balance Sheets in prepayments and other. The posted collateral will be returned to Avista Energy depending on the effect of changing market values of forward contracts or as forward positions settle. Avista Energy held cash deposits from other parties in the amount of $96.6 million as of December 31, 2000, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

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

INFORMATION AND TECHNOLOGY OPERATIONS

Capital expenditures for the Information and Technology companies were $55.1 million for the 1998-2000 period. The 2001-2003 capital expenditures are expected to be $61.0 million, and $0.1 million in debt maturities will also occur. These companies expect to seek outside funding through partnerships or other arrangements to support these capital requirements.

Two venture capital firms made small minority interest investments in Avista Advantage during the fourth quarter of 2000.

At December 31, 2000, the Information and Technology companies had $1.3 million in long-term debt outstanding.

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

AVISTA VENTURES OPERATIONS

Capital expenditures for these companies were $18.6 million for the 1998-2000 period. The 2001-2003 capital expenditures are expected to be $27.3 million, and $0.5 million in debt maturities will also occur. During the next three years, internally generated cash and other debt obligations are expected to provide the majority of the funds for these capital expenditure requirements. The decrease in these projected capital expenditures is primarily related to the change in Pentzer's focus beginning in 2000.

At December 31, 2000, this line of business had $1.2 million in cash and cash equivalents and temporary investments, with $0.8 million in long-term debt outstanding.

AVISTA CORPORATION
-------------------------------------------------------------------------------


TOTAL COMPANY CASH REQUIREMENTS
    (Millions of Dollars)
                                                   Actual                         Projected
                                          ------------------------         ------------------------
                                          1998      1999      2000         2001      2002      2003
                                          ----      ----      ----         ----      ----      ----
Avista Utilities operations:
  Capital expenditures(1)                 $ 92      $ 86      $100         $256      $131      $ 91
  Debt and preferred securities
      maturities and redemptions(2)         24       214        55           89        52       207
                                          ----      ----      ----         ----      ----      ----

    Total Avista Utilities                 116       300       155          345       183       298
                                          ----      ----      ----         ----      ----      ----
Avista Capital operations:
  Capital expenditures(3)                   14        29       101(4)        38        28        22
  Investments                               53        51         4           29        --         2
  Debt maturities                           18         3        10           --         1        --
                                          ----      ----      ----         ----      ----      ----
    Total Avista Capital                    85        83       115           67        29        24
                                          ----      ----      ----         ----      ----      ----
Total Company                             $201      $383      $270         $412      $212      $322
                                          ====      ====      ====         ====      ====      ====

Funding of Avista Capital(5)                42        40       114           75        22         2


(1) Capital expenditures exclude AFUDC and AFUCE.
(2) Excludes short-term borrowings and notes payable (due within one year).
(3) Represents Avista Capital's portion of projected joint projects. Some projected capital expenditures may depend on the availability of additional funding from other outside sources.
(4) The 2000 capital expenditures by Avista Capital includes funding of Coyote Springs 2, which will be transferred to Avista Utilities.
(5) Funding of Avista Capital by Avista Corp. includes both equity investments and notes payable.


The Company's total common equity increased $330.7 million to $724.2 million at the end of 2000. The increase was primarily due to the conversion of convertible preferred stock into common stock and the earnings recorded by Avista Energy. The Company's consolidated capital structure at December 31, 2000, was 44% debt, 9% preferred securities (including the Preferred Trust Securities) and 47% common equity as compared to 47% debt, 27% preferred securities (including the Preferred Trust Securities) and 26% common equity at year-end 1999. Had the convertible preferred stock been converted into common stock, the Company's consolidated capital structure at December 31, 1999, would have been 47% debt, 10% preferred securities (including the Preferred Trust Securities) and 43% common equity.

ADDITIONAL FINANCIAL DATA

At December 31, 2000, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $679.8 million. Of such amount, $473.8 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $203.5 million represents secured indebtedness of the Company. The balance of $2.5 million represents indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. An additional $163.2 million of the Company's short-term debt outstanding under or backed by the committed lines of credit is secured.


FUTURE OUTLOOK

Business Strategy

AVISTA CORPORATION
-------------------------------------------------------------------------------

Avista Utilities seeks to maintain a strong, low-cost utility business focused on delivering efficient, reliable and high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. Avista Energy scaled back operations to the WSCC during 2000, and will continue to focus on reducing the size and the risk associated with its energy trading and marketing activities. Avista Energy's marketing efforts are expected to be driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the region, as well as its relationship-focused approach to its customers. Avista Power will continue to pursue opportunities to develop new generation to support the growing power requirements in the Northwest. The Company also intends to focus on its investments in the Information and Technology subsidiaries as part of its overall plans for generating shareholder value, which could include finding equity partners to assist in financing the continued growth of the businesses.

Competition

Avista Utilities competes to provide service to new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Alternate sources of power may compete for sales to existing Avista Utilities customers, including new market entrants as a result of deregulation. Competition for available electric resources has become more critical to utilities as surplus power resources have been absorbed by load growth. Avista Utilities' natural gas distribution operations compete with other energy sources but natural gas continues to maintain a price advantage compared to heating oil, propane and other fuels, provided that the natural gas distribution system is proximate to prospective customers.

The Avista Capital subsidiaries, particularly the Information and Technology companies, are subject to competition as they develop products and services and enter new markets. Competition from other companies in these emerging industries may mean challenges for a company to be the first to market a new product or service to gain the advantage in market share. In order for these new businesses to grow as planned, one significant challenge will be the availability of funding and resources to meet the capital needs. Other challenges will be rapidly advancing technologies, possibly making some of the current technology quickly obsolete, and requiring continual research and development for product advancement. In order for some of these subsidiaries to succeed, they will need to reduce costs of these emerging technologies to make them affordable to future customers.

Business Risk

The Company's operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding.

Challenges facing Avista Utilities' electric operations include, among other things, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, weather conditions, and the ability to recover increased costs of purchased power. Avista Utilities believes it faces minimal risk for stranded utility assets resulting from deregulation due to its low-cost generation portfolio and because of the slower and more cautious approach to regulatory changes that have been under consideration in Washington and Idaho. In a deregulated environment, however, evolving technologies that provide alternate energy supplies could affect the market price of power, and certain generating assets could have capital and operating costs above the adjusted market price.

In addition, the energy trading and marketing business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale sales and purchases.

Natural gas commodity prices increased dramatically during 2000. However, market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Proven reserves and future natural gas development opportunities lead the Company to believe that natural gas should sustain its market advantage. Significant growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction. Challenges facing Avista Utilities' natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions, conservation and the timing for recovery of increased commodity supply costs. Avista Utilities' natural gas business also faces the potential for large natural gas customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of individual contracts. Avista Utilities has long-term transportation contracts with seven of

AVISTA CORPORATION
-------------------------------------------------------------------------------

its largest industrial customers, which reduces the risks of these customers by-passing the system in the foreseeable future.



Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to commodity price risk. Historically, the price of power in wholesale markets has been affected primarily by production costs and by other factors including streamflows, the availability of hydro and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual elimination of excess generating capacity in the WSCC and the effects of the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets.

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, price movements are correlated to adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric production, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) are also correlated to price movements. Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. As discussed earlier, market prices for power and natural gas in the Western U.S. and Western Canada were significantly higher in 2000 than at any time in history, with unprecedented levels of volatility. The extreme price volatility experienced in 2000 suggests that other factors, including unexplained influences, also affect market prices.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. However, despite mitigation efforts, defaults by counterparties occur from time to time. Avista Energy has experienced payment receipt defaults from certain parties impacted by the California energy crisis and ultimate collection is not known at this time. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Significant Changes in Energy Markets:
California Energy Crisis and Note 4 of Notes to Financial Statements for more information about credit reserves.

Credit risk also involves the exposure that counterparties perceive related to performance by Avista Utilities and Avista Energy to perform deliveries and settlement of energy resource transactions. These counterparties seek assurance of performance in the form of letters of credit, prepayment or cash deposits, and, in the case of Avista Energy, parent company performance guaranties. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company's capital resource reserves (credit facilities and cash).

Other Operating Risks. In addition to commodity price risk, Avista Utilities' commodity positions are also subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality specifications and forced outages at generating plants. Some of these factors have been addressed in the recent changes to the Washington deferred power accounting adjustment and the Idaho PCA.

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The fair value of the Company's cash and short-term investment portfolio and the fair value of notes payable at December 31, 2000 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical change in interest rates, is immaterial.

The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. A portion of the Company's capitalization consists of floating rate Pollution Control Bonds, of which the interest rate resets periodically, and Company-Obligated Mandatorily Redeemable Preferred Trust Securities, of which the interest portion of the $40 million Series B resets on a quarterly basis, both reflecting current market

AVISTA CORPORATION
-------------------------------------------------------------------------------

conditions. As of December 31, 2000, a hypothetical 15% change in interest rates would result in an immaterial change in the Company's cash flows related to the increased interest expense associated with these floating rate securities.

Foreign Currency Risk. The Company has investments in several Canadian companies through Avista Energy Canada, Ltd. and its acquisition of Coast Pacific Management, Inc. (see Note 23 for additional information about this acquisition). The Company's exposure to foreign currency risk and other foreign operations risk was immaterial to the Company's consolidated results of operations and financial position in 2000 and is not expected to change materially in the near future.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks. The Company has established risk management oversight for these risks for each area of the Company's energy-related business. The Company has established a Risk Management Committee composed of senior management separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies. Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks, both quantitative and qualitative, inherent in their businesses. The Company's Risk Management Committee reviews the status of risk exposures through regular reports and monitors compliance with the Company's risk management policies and procedures on a regular basis. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, and other factors may result in losses in earnings, cash flow and/or fair values.

Avista Utilities hired Williams Energy Marketing & Trading Company in July 2000 to advise on risk management, risk analysis and power resource optimization issues for all system requirements. The work was completed and the contract ended in the fourth quarter of 2000.

Quantitative Risk Measurements. Avista Utilities has established volume limits for its imbalance between projected loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected in the 24-month forward planning horizon. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations. Volume limits for forward periods are based on monthly and quarterly averages, which may vary materially from the actual load and resource variations within any given month or operating day. Future projections of resources are updated as forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products may only be available to approximate Avista Utilities' desired transaction size and shape. Therefore, open imbalance positions exist at any given time. During 2000, as market prices and volatility rose to unprecedented levels, the Risk Management Committee decreased the size of Avista Utilities' forward power imbalance limits.

Avista Energy measures the risk in its power and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model and monitors its risk in comparison to established thresholds. VAR measures the worst expected loss over a given time interval under normal market conditions at a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling. The Risk Management Committee adopted a revised Avista Energy risk policy in early 2000 to reflect the change in focus from a national operation to the Western energy markets. The revised risk policy also reduced targeted levels of risk compared to the prior policy.

The VAR computations are based on an historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the unfavorable impact of price movement in the portfolio of transactions scheduled to settle within the following eight calendar quarters. The quantification of market risk using VAR provides a consistent measure of risk across Avista Energy's continually changing portfolio. VAR represents an estimate of reasonably possible net losses in earnings that would be recognized on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.

Avista Energy's VAR computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and holding periods of one and three days. The calculation includes derivative commodity instruments held for trading purposes and excludes the effects of written and embedded physical options in the trading portfolio.

AVISTA CORPORATION
-------------------------------------------------------------------------------


At December 31, 2000, Avista Energy's estimated potential one-day unfavorable impact on gross margin was $4.0 million, as measured by VAR, related to its commodity trading and marketing business, compared to $1.1 million at December 31, 1999. The average daily VAR for 2000 was $1.6 million, compared to $3.7 million in 1999, primarily due to Avista Energy's restructuring. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material at December 31, 2000.

For forward transactions that would settle beyond the immediate eight calendar quarters, Avista Energy applies other risk measurement techniques, including price sensitivity stress tests, to assess the future market risk. Volatility in longer-dated forward markets tends to be significantly less than near-term markets.

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

Avista Utilities anticipates residential and commercial electric load growth to average approximately 2.6% annually for the next five years, primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady. A Public Utility Regulatory Policies Act of 1978 (PURPA) contract with Avista Utilities' largest customer expires in 2002. The customer is expected to self-generate at that time, which will reduce the load to this customer by the amount Avista Utilities has been purchasing and then reselling to them.

Avista Utilities anticipates natural gas load growth, including transportation volumes, in its Washington and Idaho service area to average approximately 2.7% annually for the next five years. The Oregon and South Lake Tahoe, California service areas are anticipated to realize 3.4% growth annually during that same period. The anticipated natural gas load growth is primarily due to expected conversions from electric space and water heating to natural gas, and increases in both population and the number of businesses in its service territory.

The forward-looking projections set forth above regarding retail sales growth are based, in part, upon purchased economic forecasts and publicly available population and demographic studies. The expectations regarding retail sales growth are also based upon various assumptions including, without limitation, assumptions relating to weather and economic and competitive conditions, internal analysis of company-specific data, such as energy consumption patterns and internal business plans, and an assumption that Avista Utilities will incur no material loss of retail customers due to self-generation or retail wheeling. Changes in the underlying assumptions can cause actual experience to vary significantly from forward-looking projections.

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout have been listed as threatened or endangered under the Federal Endangered Species Act (ESA). Thus far, measures which have been adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of Avista Utilities' hydroelectric dams. Avista Utilities does, however, purchase power from four projects on the Columbia River that are being directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on Avista Utilities at this time. It is currently not possible to accurately predict the likely economic costs to the Company resulting from all future actions.

The Company received a new FERC operating license for the Cabinet Gorge and Noxon Rapids hydroelectric projects on February 23, 2000 that incorporates a comprehensive settlement agreement reached with 27 signatories. The restoration of native salmonid fish, in particular bull trout, is a principal focus of the agreement. Bull trout are native to this area and were listed as "threatened" in 1998 under the ESA. A collaborative bull trout recovery program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana is underway on the lower Clark Fork River. The new FERC license establishes a plan for bull trout restoration, including annual budget estimates.

AVISTA CORPORATION
-------------------------------------------------------------------------------

The Company continues to study the issue of high dissolved gas levels downstream of Cabinet Gorge during spill periods, as agreed to in the Settlement Agreement for relicensing of Cabinet Gorge. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Settlement Agreement, the Company will develop an abatement and/or mitigation strategy in 2002.

See Note 22 of Notes to Financial Statements for additional information.

Lake Coeur d'Alene Decision

On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d'Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d'Alene and the St. Joe River lying within the current boundaries of the Coeur d'Alene Reservation. The disputed bed and banks comprise approximately the southern one-third of Lake Coeur d'Alene. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, which has been appealed by the State of Idaho to the Ninth Circuit Court of Appeals, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d'Alene. The State of Idaho filed a petition for writ of certiorari with the United States Supreme Court, which petition was granted. The Company expects that the matter will be heard and decided by July 2001.

Other

The Board of Directors considers the level of dividends on the Company's common stock on a continuing basis, taking into account numerous factors including, without limitation, the Company's results of operations and financial condition, as well as general economic and competitive conditions. The Company's net income available for dividends is derived from Avista Utilities' operations.


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

Avista Utilities' Operations --

In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for Avista Utilities' operations to differ materially from those discussed in forward-looking

AVISTA CORPORATION
-------------------------------------------------------------------------------

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

Energy Trading and Marketing Operations --

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


Information, Technology, and Avista Ventures' Operations --

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

Factors Common to All Operations --

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Future Outlook: Business Risk and Risk Management."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditor's Report and Financial Statements begin on the next page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

AVISTA CORPORATION
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Avista Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets and statements of capitalization of Avista Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows, which include the schedule of information by business segments, for each of the three years in the period ended December 31, 2000. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Seattle, Washington
February 2, 2001
(February 26, 2001, as to Note 22)

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation
-------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars


                                                                                       2000              1999              1998
                                                                                   ------------       -----------       -----------
OPERATING REVENUES ..........................................................      $  7,911,490       $ 7,904,984       $ 3,683,984
                                                                                   ------------       -----------       -----------

OPERATING EXPENSES:
   Resource costs ...........................................................         7,320,261         7,417,940         3,021,046
   Operations and maintenance ...............................................           108,092           155,176           229,620
   Administrative and general ...............................................           139,355           127,958           129,771
   Depreciation and amortization ............................................            75,941            76,474            70,547
   Taxes other than income taxes ............................................            54,608            53,157            60,180
   Asset impairment and restructuring charges ...............................             9,805            42,922                --
                                                                                   ------------       -----------       -----------
     Total operating expenses ...............................................         7,708,062         7,873,627         3,511,164
                                                                                   ------------       -----------       -----------

INCOME FROM OPERATIONS ......................................................           203,428            31,357           172,820
                                                                                   ------------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest expense .........................................................           (68,723)          (65,076)          (69,077)
   Net gain on subsidiary transactions ......................................               770            57,531             7,937
   Other income (deductions)-net ............................................            29,665            18,959             9,794
                                                                                   ------------       -----------       -----------
     Total other income (expense)-net .......................................           (38,288)           11,414           (51,346)
                                                                                   ------------       -----------       -----------

INCOME BEFORE INCOME TAXES ..................................................           165,140            42,771           121,474

INCOME TAXES ................................................................            73,461            16,740            43,335
                                                                                   ------------       -----------       -----------

NET INCOME ..................................................................            91,679            26,031            78,139

DEDUCT-Preferred stock dividend requirements ................................            23,735            21,392             8,399
                                                                                   ------------       -----------       -----------

INCOME AVAILABLE FOR COMMON STOCK ...........................................      $     67,944       $     4,639       $    69,740
                                                                                   ============       ===========       ===========

Average common shares outstanding, basic  (thousands) .......................            45,690            38,213            54,604

EARNINGS PER SHARE OF COMMON STOCK, BASIC ...................................      $       1.49       $      0.12       $      1.28

EARNINGS PER SHARE OF COMMON STOCK, DILUTED  (Note 19) ......................      $       1.47       $      0.12       $      1.28

Dividends paid per common share .............................................      $       0.48       $      0.48       $      1.05

CONSOLIDATED BALANCE SHEETS
Avista Corporation
-------------------------------------------------------------------------------
At December 31
Thousands of Dollars

                                                                                       2000              1999
                                                                                   -----------       -----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ................................................      $    194,365       $    40,041
   Temporary cash investments ...............................................             1,058             9,277
   Accounts and notes receivable-net ........................................           861,308           530,774
   Energy commodity assets ..................................................         7,956,229           585,913
   Materials and supplies, fuel stock and natural gas stored ................            24,496            28,352
   Prepayments and other ....................................................            54,244            21,499
                                                                                   ------------       -----------
     Total current assets ...................................................         9,091,700         1,215,856
                                                                                   ------------       -----------

UTILITY PROPERTY:
   Utility plant in service-net .............................................         2,205,230         2,184,698
   Construction work in progress ............................................            33,535            30,912
                                                                                   ------------       -----------
     Total ..................................................................         2,238,765         2,215,610
   Less:  Accumulated depreciation and amortization .........................           720,453           714,773
                                                                                   ------------       -----------
     Net utility plant ......................................................         1,518,312         1,500,837
                                                                                   ------------       -----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net .........................................            46,981            54,123
   Non-utility properties and investments-net ...............................           219,450           135,426
   Energy commodity assets ..................................................         1,367,107           491,799
   Other-net ................................................................            21,885            31,051
                                                                                    -----------       -----------
     Total other property and investments ...................................         1,655,423           712,399
                                                                                   ------------       -----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax ................................           156,692           166,456
   Conservation programs ....................................................            18,528            44,444
   Unamortized debt expense .................................................            27,874            31,122
   Other-net ................................................................            95,395            42,380
                                                                                   ------------       -----------
     Total deferred charges .................................................           298,489           284,402
                                                                                   ------------       -----------

       TOTAL ................................................................      $ 12,563,924       $ 3,713,494
                                                                                   ============       ===========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable .........................................................      $    892,545       $   522,478
   Energy commodity liabilities .............................................         7,834,007           594,065
   Current portion of long-term debt ........................................            89,000                --
   Short-term borrowings ....................................................           163,160                --
   Taxes and interest accrued ...............................................             1,971            35,123
   Other ....................................................................           144,524            35,313
                                                                                   ------------       -----------
     Total current liabilities ..............................................         9,125,207         1,186,979
                                                                                   ------------       -----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities ..................................................            38,975            47,366
   Deferred revenue .........................................................            46,498           132,975
   Energy commodity liabilities .............................................         1,272,374           441,372
   Deferred income taxes ....................................................           446,310           377,049
   Other deferred credits ...................................................            95,530            11,041
                                                                                   ------------       -----------
     Total non-current liabilities and deferred credits .....................         1,899,687         1,009,803
                                                                                   ------------       -----------

CAPITALIZATION (See Consolidated Statements of Capitalization) ..............         1,539,030         1,516,712
                                                                                   ------------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 10, 13 and 22)

       TOTAL ................................................................      $ 12,563,924       $ 3,713,494
                                                                                   ============       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
-------------------------------------------------------------------------------
At December 31
Thousands of Dollars


                                                                                      2000              1999
                                                                                   ------------       -----------
LONG-TERM DEBT:
   First Mortgage Bonds:
     Secured Medium-Term Notes:
       Series A - 625% to 790% due 2002 through 2023 ........................       $   129,500       $   139,400
       Series B - 650% to 789% due 2001 through 2010 ........................            74,000           124,000
                                                                                    -----------       -----------
       Total first mortgage bonds ...........................................           203,500           263,400
                                                                                    -----------       -----------

   Pollution Control Bonds:
     Floating Rate, Colstrip 1999A, due 2032 ................................            66,700            66,700
     Floating Rate, Colstrip 1999B, due 2034 ................................            17,000            17,000
     6% Series due 2023 .....................................................             4,100             4,100
                                                                                    -----------       -----------
       Total pollution control bonds ........................................            87,800            87,800
                                                                                    -----------       -----------

   Unsecured Medium-Term Notes:
     Series A - 794% to 957% due 2001 through 2007 ..........................            13,000            31,000
     Series B - 675% to 823% due 2001 through 2023 ..........................            89,000            96,000
     Series C - 599% to 802% due 2007 through 2028 ..........................           109,000           109,000
     Series D - 800% to 8625% due 2001 through 2003 .........................           175,000                --
                                                                                    -----------       -----------
       Total unsecured medium-term notes ....................................           386,000           236,000
                                                                                    -----------       -----------

   Notes payable (due within one year) to be refinanced .....................                --           118,500
   Other ....................................................................             2,506             9,204
                                                                                    -----------       -----------
     Total long-term debt ...................................................           679,806           714,904
                                                                                    -----------       -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 .............................................            60,000            60,000
     Floating Rate, Series B, due 2037 ......................................            40,000            50,000
                                                                                    -----------       -----------
       Total company-obligated mandatorily redeemable preferred trust
         securities .........................................................           100,000           110,000
                                                                                    -----------       -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $695 Series K; 350,000 shares outstanding ($100 stated value) ..........            35,000            35,000
                                                                                    -----------       -----------
       Total subject to mandatory redemption ................................            35,000            35,000
                                                                                    -----------       -----------

CONVERTIBLE PREFERRED STOCK:
   Not subject to mandatory redemption:
     $1240 Convertible Series L; 0 and 1,508,210 shares outstanding ($18280
       stated value) ........................................................                --           263,309
                                                                                    -----------       -----------
       Total convertible preferred stock ....................................                --           263,309
                                                                                    -----------       -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     47,208,689 and 35,648,239 shares outstanding ...........................           610,741           318,731
   Note receivable from employee stock ownership plan .......................            (7,040)           (8,240)
   Capital stock expense and other paid in capital ..........................           (11,696)           (4,347)
   Other comprehensive income ...............................................              (723)             (166)
   Retained earnings ........................................................           132,942            87,521
                                                                                    -----------       -----------
     Total common equity ....................................................           724,224           393,499
                                                                                    -----------       -----------

TOTAL CAPITALIZATION ........................................................       $ 1,539,030       $ 1,516,712
                                                                                    ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
-------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars


                                                                                           2000              1999              1998
                                                                                   ------------       -----------       -----------
OPERATING  ACTIVITIES:
   Net income ...............................................................      $     91,679       $    26,031       $    78,139
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ..........................................            75,941            76,474            70,547
     Provision for deferred income taxes ....................................            79,274            (1,085)           10,402
     Allowance for equity funds used during construction ....................              (604)           (1,040)           (1,283)
     Power and natural gas cost deferrals and amortizations .................           (67,299)          (14,906)           (3,512)
     Gain on sale of property and subsidiary investments-net ................           (16,506)          (57,860)           (8,084)
     Energy commodity assets and liabilities ................................          (172,918)           (9,841)          (23,563)
     Impairment of assets ...................................................                --            33,622                --
     Other-net ..............................................................            13,954           (31,821)           25,334
     (Increase) decrease in working capital components:
       Sale of customer accounts receivable-net .............................            35,000            20,000           (15,000)
       Receivables and prepaid expense ......................................          (377,285)         (140,348)         (246,873)
       Materials & supplies, fuel stock and natural gas stored ..............             3,857               497             9,524
       Payables and other accrued liabilities ...............................           446,184           164,908           246,208
       Other ................................................................           (35,081)           46,545           (17,336)
   Monetization of contract .................................................                --                --           143,400
                                                                                   ------------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........................            76,196           111,176           267,903
                                                                                   ------------       -----------       -----------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .................           (98,680)          (87,160)          (92,942)
   Other capital requirements ...............................................          (100,661)          (29,451)          (14,920)
   (Increase) decrease in other noncurrent balance sheet items-net ..........             3,470            (7,712)           27,266
   Proceeds from property sales and sale of subsidiary investments ..........           105,228           148,851            16,385
   Assets acquired and investments in subsidiaries ..........................            (6,223)          (51,729)          (52,780)
                                                                                   ------------       -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........................           (96,866)          (27,201)         (116,991)
                                                                                   ------------       -----------       -----------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .............................            42,126           110,522          (108,500)
   Redemption of preferred trust securities .................................           (10,000)               --                --
   Proceeds from issuance of long-term debt .................................           224,000           116,516            84,000
   Redemption and maturity of long-term debt ................................           (54,603)         (211,514)          (14,000)
   Redemption of preferred stock ............................................                --            (5,918)          (10,000)
   Sale (repurchase) of common stock ........................................             2,625           (81,985)           (1,475)
   Cash dividends paid ......................................................           (28,304)          (39,757)          (64,548)
   Other-net ................................................................              (850)           (4,634)            5,854
                                                                                   ------------       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........................           174,994          (116,770)         (108,669)
                                                                                   ------------       -----------       -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ..........................           154,324           (32,795)           42,243
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................            40,041            72,836            30,593
                                                                                   ------------       -----------       -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD ....................................      $    194,365       $    40,041       $    72,836
                                                                                   ============       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period:
     Interest ...............................................................      $     61,774       $    63,207       $    64,402
     Income taxes ...........................................................            31,404            42,891            40,716
   Noncash financing and investing activities:
     Series L preferred stock converted to common stock .....................           271,286                --                --
     Property purchased under capitalized leases ............................                --             2,557             1,209
     Net unrealized holding gains (losses) ..................................              (475)              201            (2,052)
     Notes receivable for sale of investment ................................             3,500                --                --
     Common stock and retained earnings transfer to preferred stock .........                --                --           276,821

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Avista Corporation
-------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars


                                                Preferred Stock           Convertible Preferred Stock
                                                    Series K                       Series L                         Common Stock
                                            -------------------------   ------------------------------  ----------------------------
                                              Shares        Amount        Shares           Amount         Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   350,000       $35,000              --       $      --      55,960,360      $ 594,852
------------------------------------------------------------------------------------------------------------------------------------
Net income
Conversion of common stock to
     convertible preferred stock                                           1,540,460         269,227     (15,404,595)      (211,201)
Stock issued under compensatory plans                                                                       (102,036)        (2,250)
Repayments of note receivable
Foreign currency translation adjustment
Unrealized investment loss-net
Cash dividends paid (common stock)
Cash dividends paid (preferred stock)
ESOP dividend tax savings
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   350,000       $35,000       1,540,460       $ 269,227      40,453,729      $ 381,401
------------------------------------------------------------------------------------------------------------------------------------
Net income
Repurchase of common stock and
     common stock equivalents                                                (32,250)         (5,918)     (4,788,900)       (62,393)
Stock issued under compensatory plans                                                                        (16,590)          (277)
Repayments of note receivable
Foreign currency translation adjustment
Unrealized investment loss-net
Cash dividends paid (common stock)
Cash dividends paid (preferred stock)
ESOP dividend tax savings
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   350,000       $35,000       1,508,210       $ 263,309      35,648,239      $ 318,731
------------------------------------------------------------------------------------------------------------------------------------
Net income
Conversion of convertible preferred
     stock into common stock                                              (1,508,210)       (263,309)     11,410,047        289,118
Repurchase of common stock                                                                                   (45,975)        (1,488)
Stock issued under compensatory plans
     net of tax benefit of $359                                                                               70,742          1,192
Employee Investment Plan (401-K)                                                                              97,478          2,614
Dividend Reinvestment Plan                                                                                    28,158            574
Repayments of note receivable
Foreign currency translation adjustment
Unrealized investment loss-net
Cash dividends paid (common stock)
Cash dividends paid (preferred stock)
ESOP dividend tax savings
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   350,000       $35,000              --       $      --      47,208,689      $ 610,741
------------------------------------------------------------------------------------------------------------------------------------




                                            Note
                                            Receivable           Capital              Accumulated
                                            from Employee        Stock Expense        Other
                                            Stock                and Other            Comprehensive   Retained
                                            Ownership Plan       Paid-in Capital      Income          Earnings          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  $ (9,750)           $ (10,143)            $ 2,077       $ 171,776       $ 783,812
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                               78,139          78,139
Conversion of common stock to
     convertible preferred stock                                      5,967                             (64,844)           (851)
Stock issued under compensatory plans                                                                      (419)         (2,669)
Repayments of note receivable                      455                                                                      455
Foreign currency translation adjustment                                                    (366)                           (366)
Unrealized investment loss-net                                                           (2,052)                         (2,052)
Cash dividends paid (common stock)                                                                      (56,898)        (56,898)
Cash dividends paid (preferred stock)                                                                    (7,639)         (7,639)
ESOP dividend tax savings                                                                                   330             330
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  $ (9,295)            $ (4,176)             $ (341)      $ 120,445       $ 792,261
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                               26,031          26,031
Repurchase of common stock and
     common stock equivalents                                          (171)                            (19,315)        (87,797)
Stock issued under compensatory plans                                                                       (84)           (361)
Repayments of note receivable                    1,055                                                                    1,055
Foreign currency translation adjustment                                                     376                             376
Unrealized investment loss-net                                                             (201)                           (201)
Cash dividends paid (common stock)                                                                      (18,301)        (18,301)
Cash dividends paid (preferred stock)                                                                   (21,402)        (21,402)
ESOP dividend tax savings                                                                                   147             147
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $ (8,240)            $ (4,347)             $ (166)       $ 87,521       $ 691,808
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                               91,679          91,679
Conversion of convertible preferred
     stock into common stock                                         (8,009)                            (17,868)            (68)
Repurchase of common stock                                                                                 (419)         (1,907)
Stock issued under compensatory plans                                                                                         -
     net of tax benefit of $359                                         689                                 101           1,982
Employee Investment Plan (401-K)                                        (29)                                              2,585
Dividend Reinvestment Plan                                                                                                  574
Repayments of note receivable                    1,200                                                                    1,200
Foreign currency translation adjustment                                                     (82)                            (82)
Unrealized investment loss-net                                                             (475)                           (475)
Cash dividends paid (common stock)                                                                      (22,616)        (22,616)
Cash dividends paid (preferred stock)                                                                    (5,600)         (5,600)
ESOP dividend tax savings                                                                                   144             144
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  $ (7,040)           $ (11,696)             $ (723)      $ 132,942       $ 759,224
--------------------------------------------------------------------------------------------------------------------------------

                                                    --                   --                  --              --              --

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Years Ended December 31
Thousands of Dollars


                                                                     2000              1999              1998
                                                                 ------------       -----------       -----------
OPERATING REVENUES:
   Avista Utilities ..........................................   $  1,512,101       $ 1,115,647       $ 1,049,212
   Energy Trading and Marketing ..............................      6,531,551         6,695,671         2,408,734
   Information and Technology ................................         11,645             4,851             1,995
   Avista Ventures ...........................................         32,937           122,303           231,483
   Intersegment eliminations .................................       (176,744)          (33,488)           (7,440)
                                                                 ------------       -----------       -----------
     Total operating revenues ................................   $  7,911,490       $ 7,904,984       $ 3,683,984
                                                                 ============       ===========       ===========

RESOURCE COSTS:
   Avista Utilities:
     Power purchased .........................................   $  1,072,475       $   543,436       $   470,604
     Natural gas purchased for resale ........................        141,700           101,958           109,182
     Fuel for generation .....................................         69,077            46,368            44,281
     Other ...................................................        (10,052)           46,053            44,309
   Energy Trading and Marketing:
     Cost of sales ...........................................      6,223,805         6,713,613         2,360,110
   Intersegment eliminations .................................       (176,744)          (33,488)           (7,440)
                                                                 ------------       -----------       -----------
     Total resource costs (excluding non-energy businesses) ..   $  7,320,261       $ 7,417,940       $ 3,021,046
                                                                 ============       ===========       ===========

GROSS MARGINS:
   Avista Utilities ..........................................   $    238,901       $   377,832       $   380,836
   Energy Trading and Marketing ..............................        307,746           (17,942)           48,624
                                                                 ------------       -----------       -----------
     Total gross margins (excluding non-energy businesses) ...   $    546,647       $   359,890       $   429,460
                                                                 ============       ===========       ===========

OPERATIONS AND MAINTENANCE EXPENSES:
   Avista Utilities ..........................................   $     61,883       $    56,291       $    60,847
   Energy Trading and Marketing ..............................            249               370                --
   Information and Technology ................................         18,229             7,732             3,902
   Avista Ventures ...........................................         27,731            90,783           164,871
                                                                 ------------       -----------       -----------
     Total operations and maintenance expenses ...............   $    108,092       $   155,176       $   229,620
                                                                 ============       ===========       ===========

ADMINISTRATIVE AND GENERAL EXPENSES:
   Avista Utilities ..........................................   $     62,111       $    66,362       $    69,693
   Energy Trading and Marketing ..............................         41,256            31,732            25,201
   Information and Technology ................................         26,772             7,351             2,607
   Avista Ventures ...........................................          9,216            22,513            32,270
                                                                 ------------       -----------       -----------
     Total administrative and general expenses ...............   $    139,355       $   127,958       $   129,771
                                                                 ============       ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSES:
   Avista Utilities ..........................................   $     63,972       $    62,981       $    59,538
   Energy Trading and Marketing ..............................          2,466             3,692               596
   Information and Technology ................................          5,681             2,340               653
   Avista Ventures ...........................................          3,822             7,461             9,760
                                                                 ------------       -----------       -----------
     Total depreciation and amortization expenses ............   $     75,941       $    76,474       $    70,547
                                                                 ============       ===========       ===========

INCOME/(LOSS) FROM OPERATIONS (PRE-TAX):
   Avista Utilities ..........................................   $      3,177       $   142,567       $   143,153
   Energy Trading and Marketing ..............................        250,196           (97,785)           22,826
   Information and Technology ................................        (40,084)          (13,002)           (5,192)
   Avista Ventures ...........................................         (9,861)             (423)           12,033
                                                                 ------------       -----------       -----------
     Total income from operations ............................   $    203,428       $    31,357       $   172,820
                                                                 ============       ===========       ===========


                                                                     2000              1999              1998
                                                                 ------------       -----------       -----------
INCOME AVAILABLE FOR COMMON STOCK:
   Avista Utilities .......................................      $    (62,516)      $    38,181       $    47,898
   Energy Trading and Marketing ...........................           161,753           (60,739)           14,116
   Information and Technology .............................           (28,408)           (8,620)           (3,398)
   Avista Ventures ........................................            (2,885)           35,817            11,124
                                                                 ------------       -----------       -----------
     Total income available for common stock ..............      $     67,944       $     4,639       $    69,740
                                                                 ============       ===========       ===========

ASSETS:
   Avista Utilities .......................................      $  2,129,614       $ 1,976,716       $ 2,004,935
   Energy Trading and Marketing ...........................        10,271,834         1,595,470           955,615
   Information and Technology .............................            59,632            26,379             7,461
   Avista Ventures ........................................           102,844           114,929           285,625
                                                                 ------------       -----------       -----------
     Total assets .........................................      $ 12,563,924       $ 3,713,494       $ 3,253,636
                                                                 ============       ===========       ===========

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Avista Utilities .......................................      $     99,807       $    86,256       $    92,295
   Energy Trading and Marketing ...........................            65,095             3,676             2,357
   Information and Technology .............................            35,555            15,506             4,120
   Avista Ventures ........................................               976            10,171             7,498
                                                                 ------------       -----------       -----------
     Total capital expenditures ...........................      $    201,433       $   115,609       $   106,270
                                                                 ============       ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Avista Corporation (Avista Corp. or the Company) operates as an energy, information and technology company with a regional utility operation and subsidiary operations located in the Pacific Northwest. The utility portion of the Company, doing business as Avista Utilities, is subject to state and federal price regulation. The other businesses are conducted under Avista Capital, which is the parent company to the Company's subsidiaries.

Regulatory, political, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, presenting both opportunities and challenges. The Company's focus is to optimize its businesses and to adapt its operations accordingly.

The Company's operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale sales and purchases.

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

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that directly affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from estimates.

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

BUSINESS SEGMENTS
The business segment presentation reflects the basis currently used by the Company's management to analyze performance and determine the allocation of resources. Avista Utilities' business is managed based on the total regulated operations. The Energy Trading and Marketing line of business has redirected its focus to a Western regional effort, but its operations are non-regulated, as opposed to Avista Utilities' operations. The Information and Technology line of business reflects the Company's newest businesses with operations related to internet billing services, fuel cells and telecommunications. The Avista Ventures line of business reflects the other non-energy operations of various subsidiaries.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

INTERSEGMENT ELIMINATIONS
Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services.

RESEARCH AND DEVELOPMENT EXPENSES
Company-sponsored research and development expenses related to present and future products are expensed as incurred. The majority of the Company's research and development expenses are related to subsidiary businesses. Research and development expenses totaled approximately $8.1 million, $3.3 million and $1.0 million in 2000, 1999 and 1998, respectively.

OTHER INCOME (DEDUCTIONS) -- NET
Other income (deductions)-net is composed of the following items:


                                                     YEARS ENDED DECEMBER 31,
                                              -----------------------------------
                                                2000          1999         1998
                                              --------       -------      -------
                                                     (Thousands of Dollars)

Interest income ........................      $ 11,824       $ 3,615      $ 9,560
Capitalized interest (debt) ............         3,476         1,001        1,592
Gain (loss) on property dispositions ...        20,278         4,071           12
Minority interest ......................         3,148         2,002          296
Capitalized interest (equity) ..........           604         1,040        1,283
Other ..................................        (9,665)        7,230       (2,949)
                                              --------       -------      -------
     Total .............................      $ 29,665       $18,959      $ 9,794
                                              ========       =======      =======

EARNINGS PER SHARE
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options and convertible stock, were exercised or converted into common stock that then shared in the earnings of the Company. See Note 19 for specific information about the Company's EPS calculations.

UTILITY PLANT
The cost of additions to utility plant, including an allowance for funds used during construction and replacements of units of property and betterments, is capitalized. Costs of depreciable units of property retired plus costs of removal less salvage are charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. In accordance with the uniform system of accounts prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and is credited currently as a noncash item to Other Income (see Other Income (Deductions)-net above). The Company generally is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a fair return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant has been placed in service. Cash inflow related to AFUDC does not occur until the related utility plant investment is placed in service.

The effective AFUDC rate was 10.67% in 2000, 1999 and 1998. The Company's AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

DEPRECIATION
For utility operations, depreciation provisions are estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other properties. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 9%. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.72% in 2000, 2.69% in 1999 and 2.60% in 1998.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The average service lives and remaining average service lives, respectively, for the following broad categories of utility property are: electric thermal production -- 35 and 16 years; hydroelectric production -- 100 and 78 years; electric transmission -- 60 and 27 years; electric distribution -- 40 and 30 years; and natural gas distribution property -- 44 and 29 years.

CASH AND CASH EQUIVALENTS
For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with an initial maturity of three months or less to be cash equivalents.

TEMPORARY INVESTMENTS
Temporary investments consist of marketable equity securities that are classified as "available for sale." At December 31, 2000 and 1999, unrealized investment losses totaled $0.7 million and $0.2 million, respectively, net of taxes, and are reflected as a component of other comprehensive income on the consolidated Statements of Capitalization. At December 31, 2000 and 1999, the carrying value of available for sale securities was $1.1 million and $9.3 million, respectively.

INVENTORY
Inventory consists primarily of materials and supplies, fuel stock and natural gas stored. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

DEFERRED CHARGES AND CREDITS
The Company prepares its financial statements in accordance with the provisions of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A regulated enterprise can prepare its financial statements in accordance with FAS No. 71 only if (i) the enterprise's rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the enterprise's cost of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers. FAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, FAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of FAS No. 71 to all or a portion of the Company's regulated operations, the Company could be required to write off its regulatory assets and could be precluded from the future deferral in the Consolidated Balance Sheets of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.

The Company's primary regulatory assets include Investment in Exchange Power, conservation programs, deferred income taxes, unrecovered purchased gas costs, deferred power costs, the provision for postretirement benefits and debt issuance and redemption costs. Those items without a specific line on the Consolidated Balance Sheets are included in Deferred Charges -- Other-net. Deferred credits include natural gas deferrals, regulatory liabilities created when the Centralia plant was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as Non-current Liabilities and Deferred Credits -- Other Deferred Credits.

DEFERRED REVENUES
In December 1998, the Company received cash proceeds of $143.4 million from the monetization of a contract in which the Company assigned and transferred certain rights under a long-term power sales contract to a funding trust. The proceeds were recorded as deferred revenue and are being amortized into revenues over the 16-year period of the long-term sales contract. Pursuant to the WUTC order in late 2000, the Company was directed to offset the Washington jurisdiction's share of the deferred revenue by writing down certain of the Company's assets and liabilities, such as conservation programs and a PURPA contract buyout. The balance at December 31, 2000 was $40.4 million, which represents the Idaho jurisdiction's share of the deferred revenue.

POWER COST DEFERRALS
On August 9, 2000, the WUTC approved Avista Utilities' request for deferred accounting treatment for certain power costs related to increases in short-term power prices beginning July 1, 2000 and ending June 30, 2001. The specific power costs deferred include the changes in power costs to Avista Utilities from those included in base retail rates, related to three power cost components: the net effect of changes in short-term wholesale market prices on short-term wholesale purchases and sales; the effect on power costs from changes in the level of hydroelectric generation; and the net effect on power costs from changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to Avista Utilities

AVISTA CORPORATION
--------------------------------------------------------------------------------

associated with these three power cost components, and the level of costs included in Avista Utilities' base retail rates. The power costs deferred are related solely to the operation of Avista Utilities' system resources to serve its system retail and wholesale load obligations. Deferrals do not include net losses associated with wholesale trading activity incurred in the first half of 2000. During 2000, Avista Utilities deferred a total of $33.9 million under this accounting order.

On January 24, 2001, the WUTC approved a modification to the deferral mechanism to recover power supply costs associated with meeting increased retail and wholesale system load requirements, effective December 1, 2000. The WUTC also required Avista Utilities to file a proposal by mid-March 2001 that will address the prudency of the incurred power costs, the optimization of its owned resources to the benefit of retail customers, the appropriateness of recovery of power costs through a deferral mechanism, a proposal for cost of capital offsets to recognize the shift in risk from shareholders to ratepayers and Avista Utilities' plan to mitigate the deferred power costs. Avista Utilities also plans to file for an extension of this deferred accounting treatment through 2001.

POWER AND NATURAL GAS COST ADJUSTMENT PROVISIONS
Avista Utilities has a power cost adjustment mechanism (PCA) in Idaho which allows it to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA tracks changes in hydroelectric generation, secondary prices, related changes in thermal generation and Public Utility Regulatory Policies Act of 1978 (PURPA) contracts. Rate changes were triggered when the deferred balance reached $2.2 million. The new trigger is $3.0 million. The following surcharges and rebates were in effect during 1998 through 2000: a $2.4 million (2.0%) rebate effective August 1, 2000 scheduled to expire July 31, 2001; a $2.8 million (2.5%) rebate effective August 1, 1999 which expired July 31, 2000; a $3.1 million (2.7%) rebate effective February 1, 1999, which expired January 31, 2000; a $2.7 million (2.4%) rebate effective June 1, 1998, which expired May 31, 1999; a $2.6 million (2.3%) rebate effective September 1, 1997, which expired August 31, 1998; and a $2.6 million (2.4%) rebate effective June 1, 1997, which expired May 31, 1998. Avista Utilities has filed for a $5.7 million (4.8%) surcharge to be effective February 1, 2001 and expire on January 31, 2002. The rebate balances and the deferred balance are included in the Current Liabilities -- Other and Non-Current Liabilities and Deferred Credits -- Other Deferred Credits lines, respectively, on the Consolidated Balance Sheets. The surcharge balance is included on the Consolidated Balance Sheets in Current Assets -- Accounts and Notes Receivable-Net.

On January 16, 2001, Avista Utilities filed an application with the IPUC seeking proposed modifications to the existing PCA mechanism. Due to extremely high short-term power prices, Avista Utilities is requesting to recover power supply costs associated with meeting increased retail and wholesale system load requirements, as well as to recover replacement power costs associated with possible thermal plant forced outages.

Under established regulatory practices, Avista Utilities is also allowed to adjust its natural gas rates from time to time to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. In Oregon, regulatory provisions include a sharing of benefits and risks associated with changes in natural gas prices, as well as a sharing of benefits if certain threshold earnings levels are exceeded. The balance is included on the Consolidated Balance Sheets as Non-current Liabilities and Deferred Credits -- Other Deferred Credits.

INCOME TAXES
The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company's federal income tax returns have been examined with all issues resolved, and all payments made, through the 1996 return.

STOCK-BASED COMPENSATION
The Company measures compensation expense for its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense.

Equity instruments issued to non-employees for good or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

OTHER COMPREHENSIVE INCOME
The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments.

AVISTA CORPORATION
--------------------------------------------------------------------------------


CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Assets and liabilities of Avista Energy Canada, Ltd. are denominated in Canadian dollars and translated to U.S. dollars at exchange rates in effect on the balance sheet date. Revenues, costs and expenses for the company are translated using an average rate. Cumulative translation adjustments resulting from this process are reflected as a component of other comprehensive income in the shareholders' equity section in the Consolidated Statements of Capitalization.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments (including certain derivative instruments embedded in other contracts) be recognized as either assets or liabilities on a company's balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued FAS No. 138, which amends certain provisions of FAS No. 133 to clarify certain issues.

Avista Utilities buys and sells power under forward contracts that are considered to be derivatives. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of capacity and energy. These contracts are generally entered into to manage Avista Utilities' loads and resources. Avista Energy accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, "Accounting for Energy Trading and Risk Management Activities", with unrealized gains and losses recognized in the income statement.

The Company adopted FAS No. 133, and the corresponding amendments under FAS No. 138, on January 1, 2001. Based on the Company's current interpretations of FAS No. 133, 138 and the FASB's Derivative Implementation Group (DIG), the Company believes that the majority of its long-term purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under FAS No.
133. Some of the Company's contracts for less than one year in duration (short-term) are subject to booking out, whereby power may not be physically delivered. The Company does not believe that these short-term contracts can be classified as normal purchases and sales. The fair value of these specific short-term contracts will be recorded on the Company's balance sheet as of January 1, 2001. The Company received accounting orders from the WUTC and the IPUC requiring the Company to offset any derivative assets or liabilities with a regulatory asset or liability, thus deferring the unrealized gains or losses.

On January 1, 2001, the Company recorded a derivative asset of $252.3 million and a derivative liability of $36.1 million. The difference of $216.2 million has been recorded as a regulatory liability in accordance with the accounting treatment prescribed by the accounting orders from the WUTC and IPUC discussed above.

Because of the complexity of derivatives and FAS No. 133, the FASB established the DIG, as mentioned above. To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS No. 133. Certain pending issues and other interpretations that may be issued by the DIG may change the conclusions that the Company has reached and, as a result, the accounting treatment and financial statement impact could change in the future.

In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe there will be a material financial statement impact resulting from adopting this statement.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB No. 101 in the fourth quarter of 2000. There was no material impact on the Company's Consolidated Statements of Income.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NOTE 2.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In November 1999, Avista Energy began to redirect its focus away from national energy trading toward a more regionally-based energy marketing and trading effort in the West. The downsizing plan called for the shutting down

AVISTA CORPORATION
--------------------------------------------------------------------------------

of all of the operations in Houston and Boston and eliminating approximately 80 positions. The Houston operations were closed during the first quarter of 2000, and the Boston operations were closed during the second quarter of 2000. In the fourth quarter of 1999, Avista Energy recorded a charge of $5.9 million, after taxes, for expenses related to employee terminations. Avista Energy sold its Eastern power book during the first quarter of 2000 for a $1.0 million after-tax loss, but did not find a buyer for its natural gas or coal contracts in the East. The remaining Eastern natural gas contracts, primarily for transportation and storage, are being managed out of the Spokane office until the last of the contracts expire in 2002. A former employee scheduled the remaining coal contracts until the last of the contracts expired at the end of 2000. In addition to the restructuring charges previously reserved and paid, other transition costs in the amount of $3.1 million and $1.8 million, both after taxes, for the first and second quarters of 2000, respectively, were incurred related to closing the Houston and Boston offices and discontinuing operations in the East. Minimal transition costs were recorded in the second half of 2000.

In the 1999 Form 10-K, it was announced that Pentzer would also be redirecting its focus. In the first quarter of 2000, Pentzer recorded a charge of $1.2 million, after taxes, for expenses related to employee terminations, which was paid during 2000.


NOTE 3.  ACCOUNTS RECEIVABLE SALE

In 1997, WWP Receivables Corp. (WWPRC) was incorporated as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Subsequently, WWPRC and the Company have entered into an agreement whereby WWPRC can sell without recourse, on a revolving basis, up to $80.0 million of those receivables. WWPRC is obligated to pay fees that approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. At December 31, 2000 and 1999, $80.0 million and $45.0 million, respectively, in receivables had been sold pursuant to the agreement.


NOTE 4.  ENERGY COMMODITY TRADING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks, both quantitative and qualitative, inherent in these activities and have established a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit and Finance Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.


AVISTA UTILITIES

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under firm long-term contracts having terms of more than one year. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements, as it operates the lowest-cost resources to serve its load requirements, and sells any surplus at the best available price. This process includes hedging transactions.

Avista Utilities protects itself against price fluctuations on electric energy by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and limit the exposure to market risk. Avista Energy is responsible for the daily management of gas resources to meet the requirements of Avista Utilities customers. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by Avista Utilities for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the Consolidated Statements of Income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased or purchased power expense, as the case may be). At December 31, 2000, the Company had $1.0 million of derivative commodity instruments outstanding. At December 31, 1999, the Company's derivative commodity instruments outstanding were immaterial.

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

Avista Energy's trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For longer-term positions, in addition to market prices, a model based on forward price curves is also utilized. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included on the Consolidated Statements of Income in operating revenues or resource costs, as appropriate, and on the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Cashflows are recognized during the period of settlement.

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity (or currency) or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity (or currency) or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at December 31, 2000 are set forth below (volumes in thousands of mmBTUs, MWhs and tons, dollars in thousands):


                                          Fixed Price         Fixed Price           Maximum
                                             Payor              Receiver         Terms in Years
                                         --------------      --------------      --------------
       Energy commodities (volumes)
          Natural gas .............              92,329              77,033                   9
          Electric ................             142,709             132,962                  16
          Coal ....................                  10                  10                   1


                                          Index Price         Index Price           Maximum
                                             Payor              Receiver         Terms in Years
                                         --------------      --------------      --------------

       Energy commodities (volumes)
          Natural gas .............             674,311             692,794                   4
          Electric ................                 918                 155                   4

Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For longer-term positions, in addition to market prices, a model based on forward price curves is also utilized.

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

Fair Value   The fair value of Avista Energy's derivative commodity instruments outstanding at December 31, 2000, and the average fair value of those instruments held during the year are set forth below (dollars in thousands):



                                   Fair Value                                              Average Fair Value for the
                             as of December 31, 2000                                      year ended December 31, 2000
                --------------------------------------------------------    --------------------------------------------------------
                  Current       Long-term       Current       Long-term       Current       Long-term       Current       Long-term
                  Assets         Assets       Liabilities    Liabilities      Assets         Assets       Liabilities    Liabilities
                -----------    -----------    -----------    -----------    -----------    -----------    -----------    -----------
Natural gas     $   442,655    $   125,306    $   432,113    $   121,342    $   189,652    $    61,832    $   185,421    $    56,888
Electric          7,512,658      1,241,801      7,401,791      1,151,032      2,952,962        781,731      2,935,918        714,271
Emission
   allowances           916             --            103             --          4,322            343          3,617             46
                -----------    -----------    -----------    -----------    -----------    -----------    -----------    -----------
Total           $ 7,956,229    $ 1,367,107    $ 7,834,007    $ 1,272,374    $ 3,146,936    $   843,906    $ 3,124,956    $   771,205
                ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of December 31, 2000 was approximately six months. The weighted average term of Avista Energy's electric derivative commodity instruments at December 31, 2000 was approximately six months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk for the year ended December 31, 2000 was $176.8 million and is included on the Consolidated Statements of Income in operating revenues.

MARKET RISK

Avista Utilities and Avista Energy manage, on a portfolio basis, the market risks inherent in their activities subject to parameters established by the Company's Risk Management Committee. Market risks are monitored by the Risk Management Committee to ensure compliance with the Company's stated risk management policies. Avista Utilities measures exposure to market risk through daily evaluation of the imbalance between projected loads and resources. Avista Energy measures the risk in its portfolio on a daily basis utilizing a value-at risk model and monitors its risk in comparison to established thresholds.

CREDIT RISK

Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. However, despite mitigation efforts, defaults by counterparties occur from time to time.

Credit risk also involves the exposure that counterparties perceive related to performance by Avista Utilities and Avista Energy to perform deliveries and settlement of energy resource transactions. These counterparties seek assurance of performance in the form of letters of credit, prepayment or cash deposits, and, in the case of Avista Energy, parent company performance guaranties. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company's capital resource reserves (credit facilities and cash).

OTHER OPERATING RISKS

In addition to commodity price risk, Avista Utilities' commodity positions are also subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality

AVISTA CORPORATION
--------------------------------------------------------------------------------


specifications and forced outages at generating plants. Some of these factors have been addressed in the recent changes to the Washington deferred power accounting adjustment and the Idaho PCA.

NOTE 5. ENERGY TRADING AND MARKETING EQUITY INVESTMENT

Effective November 30, 1998, Avista Energy sold its 50% ownership interest in Howard/Avista Energy LLC to H&H Star Energy, Inc. for $25 million. Avista Energy's initial equity investment in Howard/Avista Energy, LLC was $25 million in August 1997. Dividends of $0.7 million were received from Howard/Avista Energy, LLC in 1998. Avista Energy's pre-tax equity in earnings of Howard/Avista Energy LLC was $(1.0) million for the eleven months ended November 30, 1998.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

The year-end balances of the major classifications of property, plant and equipment are detailed in the following table (thousands of dollars):


                                                                 AT DECEMBER 31,
                                                          --------------------------
                                                             2000            1999
                                                          ----------      ----------
         Avista Utilities:
           Electric production .....................      $  672,070      $  720,409
           Electric transmission ...................         280,271         272,299
           Electric distribution ...................         652,966         622,974
           CWIP and other ..........................          95,219          85,648
                                                          ----------      ----------
              Electric total .......................       1,700,526       1,701,330
                                                          ----------      ----------
           Natural gas underground storage .........          18,687          18,418
           Natural gas transmission ................           2,674           3,194
           Natural gas distribution ................         396,100         372,208
           CWIP and other ..........................          45,884          49,259
                                                          ----------      ----------
              Natural gas total ....................         463,345         443,079
                                                          ----------      ----------
           Common plant (including CWIP) ...........          74,894          71,201
                                                          ----------      ----------
         Total Avista Utilities ....................       2,238,765       2,215,610
         Energy Trading and Marketing ..............          68,544           8,304
         Information and Technology ................          49,242          21,613
         Avista Ventures ...........................          23,842          24,027
                                                          ----------      ----------
         Total .....................................      $2,380,393      $2,269,554
                                                          ==========      ==========



Property, plant, and equipment under capital leases at Avista Capital's subsidiaries totaled $12.7 million and $11.1 million and the associated accumulated depreciation totaled $6.8 million and $3.8 million in 2000 and 1999, respectively.


NOTE 7.  JOINTLY OWNED ELECTRIC FACILITIES

The Company has an investment in a jointly owned thermal generating plant. The Company provides financing for its ownership in the project. The Company's share of related operating and maintenance expenses for plant in service is included in corresponding accounts in the Consolidated Statements of Income. The following table indicates the Company's percentage ownership and the extent of the Company's investment in the plant at December 31, 2000:



                                                                   COMPANY'S CURRENT SHARE OF
                                               ----------------------------------------------------------------------
                           KW of                                                                        Construction
                         Installed     Fuel     Ownership    Plant in      Accumulated     Net Plant       Work in
Project                  Capacity     Source      (%)         Service      Depreciation    In Service     Progress
---------                --------     ------   -----------    --------     ------------    ----------   -------------
                                                                            (Thousands of Dollars)
Colstrip 3 & 4........  1,556,000     Coal         15%        $311,651     $140,295        $171,356     $          --

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

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit payments during the years that employees provide services. The Company elected to amortize this obligation of approximately $34.5 million over a period of twenty years, beginning in 1993.

The following table sets forth the pension and health care plan disclosures:


                                                                     PENSION BENEFITS                 OTHER BENEFITS
                                                                --------------------------        ------------------------
                                                                  2000             1999            2000            1999
                                                                ---------        ---------        --------        --------
                                                                                  (Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                         $ 162,097        $ 178,589        $ 30,637        $ 32,345
Service cost                                                        5,347            5,951             601             696
Interest cost                                                      12,711           11,915           2,407           2,178
Amendments                                                             --           (6,463)             --              --
Actuarial (gain)/loss                                               7,966          (14,679)          1,580          (2,377)
Benefits paid                                                     (11,860)         (12,109)         (2,427)         (2,205)
Expenses paid                                                        (970)          (1,107)            (37)             --
                                                                ---------        ---------        --------        --------
Benefit obligation at end of year                               $ 175,291        $ 162,097        $ 32,761        $ 30,637
                                                                =========        =========        ========        ========

CHANGE IN PLAN ASSETS
Fair value of plan assets
  at beginning of year                                          $ 185,564        $ 178,879        $ 15,808        $ 12,459
Actual return on plan assets                                       (1,005)          19,902            (784)          3,228
Employer contributions                                              3,304               --           1,182             809
Benefits paid                                                     (11,860)         (12,109)           (973)           (688)
Expenses paid                                                        (970)          (1,107)            (37)             --
                                                                ---------        ---------        --------        --------
Fair value of plan assets at end of year                        $ 175,033        $ 185,565        $ 15,196        $ 15,808
                                                                =========        =========        ========        ========

Funded status                                                   $    (257)       $  23,467        $(17,566)       $(14,829)
Unrecognized net actuarial gain                                   (12,595)         (38,667)         (5,960)         (9,997)
Unrecognized prior service cost                                    10,679           11,651              --              --
Unrecognized net transition
   obligation/(asset)                                              (4,843)          (5,929)         18,399          19,933
                                                                ---------        ---------        --------        --------
Accrued benefit cost                                            $  (7,016)       $  (9,478)       $ (5,127)       $ (4,893)
                                                                =========        =========        ========        ========
ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                        7.75%            6.75%           7.75%           6.75%
Expected return on plan assets                                       9.00%            9.00%           9.00%           9.00%
Rate of compensation increase                                        5.00%            4.00%
Medical cost trend -- initial                                                                         5.00%           5.00%
Medical cost trend -- ultimate                                                                        6.00%           5.00%
Year for ultimate medical cost trend                                                                  2000            1999



AVISTA CORPORATION
--------------------------------------------------------------------------------


                                                         PENSION BENEFITS                              OTHER BENEFITS
                                               --------------------------------------       --------------------------------------
                                                 2000           1999           1998           2000           1999           1998
                                               --------       --------       --------       --------       --------       --------
                                                                               (Thousands of Dollars)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $  5,347       $  5,951       $  4,982       $    600       $    696       $    585
Interest cost                                    12,711         11,915         11,247          2,407          2,178          2,100
Expected return on plan assets                  (16,243)       (15,681)       (14,768)        (1,372)        (1,075)          (953)
Transition (asset)/obligation recognition        (1,086)        (1,086)        (1,086)         1,534          1,534          1,533
Amortization of prior service cost                  971          1,341          1,654             --             --             --
Net gain recognition                               (858)            --           (562)          (299)          (159)          (326)
                                               --------       --------       --------       --------       --------       --------
Net periodic benefit cost                      $    842       $  2,440       $  1,467       $  2,870       $  3,174       $  2,939
                                               ========       ========       ========       ========       ========       ========


Assumed health cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $2.5 million and the service and interest cost by approximately $0.2 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $2.3 million and the service and interest cost by approximately $0.2 million.

The Company also sponsors an employee savings plan that covers substantially all employees. Employer matching contributions of $3.3 million, $3.4 million, $2.8 million were expensed in 2000, 1999 and 1998, respectively.


NOTE 9.  ACCOUNTING FOR INCOME TAXES

As of December 31, 2000 and 1999, the Company had recorded net regulatory assets of $156.7 million and $166.5 million, respectively, related to the probable recovery of FAS No. 109, "Accounting for Income Taxes," deferred tax liabilities from customers through future rates. Such regulatory assets will be adjusted by amounts recovered through rates.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The net deferred federal income tax liability consists of the following (thousands of dollars):


                                                  AT DECEMBER 31,
                                              ----------------------
                                                2000          1999
                                              --------      --------
Deferred tax assets:
  Reserves not currently deductible           $ 31,696      $ 10,747
  Contributions in aid of construction           8,543         7,878
  Centralia sale regulatory liability            9,650            --
  Centralia Trust                                   --         2,897
  Gain on sale of office building                1,007         1,098
  Other                                         24,360        14,430
                                              --------      --------
     Total deferred tax assets                  75,256        37,050
                                              --------      --------

Deferred tax liabilities:
  Differences between book and tax bases
    of utility plant                           411,560       383,729
  Loss on reacquired debt                        4,872         5,357
  Energy commodity gains                        85,263        16,871
  Other                                         19,871         8,142
                                              --------      --------
     Total deferred tax liabilities            521,566       414,099
                                              --------      --------
  Net deferred tax liability                  $446,310      $377,049
                                              ========      ========

AVISTA CORPORATION
--------------------------------------------------------------------------------

A reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations and federal income tax as set forth in the accompanying Consolidated Statements of Income and Retained Earnings is as follows:


                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                 2000            1999            1998
                                                               --------        --------        --------
                                                                        (Thousands of Dollars)
Computed federal income taxes at statutory rate .........      $ 57,450        $ 14,970        $ 42,516
Increase (decrease) in tax resulting from:
    Accelerated tax depreciation ........................         4,835           1,869           1,431
    Prior year audit adjustments ........................            72          (1,642)         (1,526)
    Other ...............................................         7,392           3,687          (2,343)
                                                               --------        --------        --------
Total federal income tax expense* .......................      $ 69,749        $ 18,884        $ 40,078
                                                               ========        ========        ========

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:
Federal taxes currently provided ........................      $(12,088)       $  6,974        $ 20,094
Deferred income taxes ...................................        81,837          11,910          19,984
                                                               --------        --------        --------
Total federal income tax expense ........................        69,749          18,884          40,078
State income tax expense ................................         3,712          (2,144)          3,257
                                                               --------        --------        --------
Federal and state income taxes ..........................      $ 73,461        $ 16,740        $ 43,335
                                                               ========        ========        ========

*Federal Income Tax Expense:
     Avista Utilities ...................................      $ (1,789)       $ 34,757        $ 28,582
     Energy Trading and Marketing .......................        91,353         (32,680)          7,789
     Information and Technology .........................       (13,675)         (3,383)         (2,010)
     Avista Ventures ....................................        (6,140)         20,190           5,717
                                                               --------        --------        --------
Total Federal Income Tax Expense ........................      $ 69,749        $ 18,884        $ 40,078
                                                               ========        ========        ========

Federal statutory rate ..................................            35%             35%             35%

NOTE 10. LONG-TERM PURCHASED POWER CONTRACTS WITH REQUIRED MINIMUM PAYMENTS

Under fixed contracts with Public Utility Districts (PUD), the Company has agreed to purchase portions of the output of certain generating facilities. Although the Company has no investment in such facilities, these contracts provide that the Company pay certain minimum amounts (which are based at least in part on the debt service requirements of the supplier) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in operations and maintenance expense in the Consolidated Statements of Income. Information as of December 31, 2000, pertaining to these contracts is summarized in the following table:



                                                        COMPANY'S CURRENT SHARE OF
                                --------------------------------------------------------------------------------
                                                                                                                       Contract
                                                                                       Debt           Revenue           Expira-
                                                   Kilowatt          Annual           Service           Bonds            tion
                                  Output          Capability        Costs(1)         Costs(2)        Outstanding         Date
                                -----------       -----------      -----------      -----------      -----------      -----------
                                                                               (Thousands of Dollars)
   PUD CONTRACTS:
   Chelan County PUD:
     Rocky Reach Project .....          2.9%           37,000      $     1,742      $     1,218      $     6,196             2011
   Grant County PUD:
     Priest Rapids Project ...          6.1            55,000            1,799              936           10,088             2005
     Wanapum Project .........          8.2            75,000            2,917            1,829           14,732             2009
   Douglas County PUD:
     Wells Project ...........          3.5            30,000            1,042              591            6,193             2018
                                                  -----------      -----------      -----------      -----------
             Totals ..........                        197,000      $     7,500      $     4,574      $    37,209
                                                  ===========      ===========      ===========      ===========

AVISTA CORPORATION
--------------------------------------------------------------------------------


(1) The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 2000.
(2)  Included in annual costs.

Actual expenses for payments made under the above contracts for the years 2000, 1999 and 1998, were $7.5 million, $6.4 million and $6.2 million, respectively. The estimated aggregate amounts of required minimum payments (the Company's share of debt service costs) under the above contracts for the next five years are $3.8 million in 2001, $3.9 million in 2002, $4.0 million in 2003, $3.6 million in 2004 and $3.6 million in 2005 (minimum payments thereafter are dependent on then market conditions). In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.


NOTE 11.  LONG-TERM DEBT

The annual sinking fund requirements and maturities for the next five years for long-term debt outstanding (excluding subsidiary debt) at December 31, 2000 are as follows:


                         YEAR ENDING                             SINKING FUND
                         DECEMBER 31         MATURITIES          REQUIREMENTS          TOTAL
                         -----------         ----------          ------------          -------
                                                            (Thousands of Dollars)

                       2001..............     $ 89,000             $2,185             $ 91,185
                       2002..............       50,000              2,035               52,035
                       2003..............      205,000              1,635              206,635
                       2004..............       30,000              1,485               31,485
                       2005..............       29,500              1,485               30,985

The sinking fund requirements may be met by certification of property additions at the rate of 167% of requirements. All of the utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In September 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were utilized to refund the $66.7 million of 7 1/8% First Mortgage Bonds due 2013 and the $17.0 million of 7 2/5% First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation and bear interest on a floating rate basis that is reset periodically. The interest rate during 2000 ranged from 3.60% to 4.43%. At December 31, 2000, the rate was 4.43%.

In 2000, the Company issued a total of $224.0 million of Unsecured MTNs, Series D at rates of 8.000% and 8.625% due in 2001 and 2003. A total of $44.9 million of Secured MTNs matured during 2000, with rates between 6.13% and 8.20%. In 1999, $25.0 million of Unsecured Medium-Term Notes (MTNs) were issued, while $98.1 million of Secured MTNs and $26.5 million of Unsecured MTNs matured or were redeemed. As of December 31, 2000, the Company had remaining authorization to issue up to $317.0 million of Unsecured MTNs.

At December 31, 2000, the Company had $163.2 million in outstanding balances under borrowing arrangements and commercial paper. See Note 12 for details of credit agreements.

Included in other long-term debt are the following items related to subsidiary operations (thousands of dollars):


                                             OUTSTANDING AT DECEMBER 31,
                                             ---------------------------
                                                  2000         1999
                                                -------      -------
Notes payable ............................      $   642      $ 9,598
Capital lease obligations ................        2,877        6,457
                                                -------      -------
   Subsidiary total debt .................        3,519       16,055
Less: current portion ....................          901        6,147
                                                -------      -------
   Subsidiary net long-term debt .........      $ 2,618      $ 9,908
                                                =======      =======

--------------------------------------------------------------------------------
AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 12.  BANK BORROWINGS

At December 31, 2000, the Company maintained lines of credit with various banks under two separate credit agreements. The two lines of credit total $230 million, and both expire on June 26, 2001. Avista Corp. has pledged its shares of common stock in Avista Capital as security for these agreements. The Company pays commitment fees of up to 0.2% per annum on the average daily unused portion of each credit agreement, and utilization fees of up to 0.5%.

In addition, the Company has a $50 million regional commercial paper program that is backed by the committed lines of credit. During 2000, under various agreements with banks, the Company could also have up to $100.0 million in loans outstanding at any one time, with the loans available at the banks' discretion. These arrangements provided, if funds were made available, for fixed-term loans for up to 180 days at a fixed rate of interest. None of these agreements were in place at December 31, 2000.

Balances and interest rates of bank borrowings under these arrangements were as follows:


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2000           1999
                                                        --------       --------
                                                         (Thousands of Dollars)
BALANCE OUTSTANDING AT END OF PERIOD:
     Fixed-term loans ............................      $     --       $ 33,500
     Commercial paper ............................        11,160         10,000
     Revolving credit agreement ..................       152,000         75,000


MAXIMUM BALANCE DURING PERIOD:
     Fixed-term loans ............................      $ 80,000       $ 93,500
     Commercial paper ............................        36,900         10,000
     Revolving credit agreement ..................       185,000         75,000


AVERAGE DAILY BALANCE DURING PERIOD:
     Fixed-term loans ............................      $ 19,538       $ 29,110
     Commercial paper ............................        16,833          2,604
     Revolving credit agreement ..................        84,255         23,767

AVERAGE ANNUAL INTEREST RATE DURING PERIOD:
     Fixed-term loans ............................          6.70%          5.48%
     Commercial paper ............................          6.82           5.89
     Revolving credit agreement ..................          7.26           5.87

AVERAGE ANNUAL INTEREST RATE AT END OF PERIOD:
     Fixed-term loans ............................           --%           6.56%
     Commercial paper ............................          7.63           6.70
     Revolving credit agreement ..................          7.55           6.71

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $110 million, decreasing periodically to $70 million at the end of the agreement, and expiring April 30, 2001. The credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. The agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. The facility is guaranteed by Avista Capital and is secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $110 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At December 31, 2000 and 1999, there were no cash advances (demand notes payable) outstanding. Letters of credit outstanding under the facility totaled approximately $71.5 million and $75.8 million at December 31, 2000 and 1999, respectively.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 13. LEASES

The Company has entered into several lease arrangements involving various assets, with minimum terms ranging from one to eleven years and expiration dates from 2001 to 2011. Certain of the lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets for varying amounts over the term of the lease. The Company's management believes that the likelihood of the occurrence of the specified events under which the Company could be required to purchase the property is remote. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $16.2 million, $18.7 million and $17.6 million, respectively. Future minimum lease payments (in thousands of dollars) required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are estimated as follows:


                      Year ending December 31:
                           2001                                                  $ 5,616
                           2002                                                    5,626
                           2003                                                    5,496
                           2004                                                    4,974
                           2005                                                    3,543
                           Later years                                            16,109
                                                                                 -------
                      Total minimum payments required                            $41,364
                                                                                 =======

The Company also has various other cancelable operating leases, which are charged to operating expense, consisting of the Rathdrum combustion turbines, the Company airplane and a large number of small, relatively short-term, renewable agreements for various items, such as office equipment and office space.

The payments under the Avista Capital subsidiaries' capital leases for the next four years are $1.8 million in 2001, $1.2 million in 2002, $0.5 million in 2003 and $0.2 million in 2004. At December 31, 2000, there were no capital leases at any Avista Capital subsidiaries that extended past 2004.


NOTE 14. PREFERRED STOCK

CUMULATIVE PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION:

In December 1998, as part of a dividend restructuring plan, the Company issued 1,540,460 shares of its $12.40 Convertible Preferred Stock, Series L (Series L Preferred Stock). The Company repurchased the equivalent of 32,250 shares of the Series L Preferred Stock in 1999 and converted all remaining outstanding shares to common stock in February 2000. See Note 15 for additional information.

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

There are $7.0 million in mandatory redemption requirements during the 2001-2005 period.


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

AVISTA CORPORATION
--------------------------------------------------------------------------------


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


NOTE 16. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

In 1997, Avista Capital I, a business trust, issued to the public $60,000,000 of Preferred Trust Securities having a distribution rate of 7 7/8%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,855,675 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's 7 7/8% Junior Subordinated Deferrable Interest Debentures, Series A, with a principal amount of $61,855,675. These debt securities may be redeemed at the Company's option on or after January 15, 2002 and mature January 15, 2037.

In 1997, Avista Capital II, a business trust, issued to the public $50,000,000 of Preferred Trust Securities having a floating distribution rate of LIBOR plus 0.875%, calculated and reset quarterly. The distribution rate paid during 2000 ranged from 6.976% to 7.715%. At December 31, 2000, the distribution rate was 7.61125%. Concurrent with the issuance of the Preferred Trust Securities, the Trust issued $1,547,000 of Common Trust Securities to the Company. The sole assets of the Trust are the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51,547,000. These debt securities may be redeemed at the Company's option on or after June 1, 2007 and mature June 1, 2037. On December 18, 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that the Trust has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Company's Consolidated Statements of Capitalization reflect only the $60 million and $40 million of Preferred Trust Securities, accordingly all intercompany transactions have been eliminated.


NOTE 17. FAIR VALUE OF FINANCIAL SECURITIES

The fair value of the Company's long-term debt (excluding notes payable and other) at December 31, 2000 and 1999 is estimated to be $772.5 million, or 101% of the carrying value and $545.8 million, or 93% of the carrying value, respectively. The fair value of the Company's mandatorily redeemable preferred stock at December 31, 2000 and 1999 is estimated to be $17.5 million, or 50% of the carrying value and $35.1 million, or 100% of the carrying value, respectively. The fair value of the Company's preferred trust securities at December 31, 2000 and 1999 is estimated to be $79.2 million, or 79% of the carrying value and $94.3 million, or 86% of the carrying value, respectively. These estimates are all based on available market information. The fair value of the Company's convertible preferred securities at December 31, 1999 was estimated to be $230.0 million, or 87%, of the carrying value. This valuation was based on the closing price of the securities on December 31, 1999. No convertible preferred securities were outstanding at December 31, 2000.


NOTE 18. COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of Common Stock, the Trustee issued a promissory note payable to the Company in the amount of $14,125,000. Dividends paid on the stock held by the Trustee, plus Company

AVISTA CORPORATION
--------------------------------------------------------------------------------

contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($7.0 million at December 31, 2000) is reflected as a reduction to common equity. The shares of Common Stock are allocated to the accounts of participants in the Plan as the note is repaid. During 2000, the cost recorded for the Plan was $7.0 million. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $0.7 million, $1.8 million and $0.2 million, respectively.

In May 1999, the Company's Board of Directors authorized a common stock repurchase program in which the Company may repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares return to the status of authorized but unissued shares. As of December 31, 2000, the Company had repurchased approximately 4.8 million common shares and 322,500 shares of Return-Enhanced Convertible Securities (which was equivalent to 32,250 shares of Convertible Preferred Stock, Series L). The combined repurchases of these two securities represent 9% of outstanding common stock and common stock equivalents.

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

In March 2000, the Company began issuing new shares of common stock to the Employee Investment Plan rather than having the Plan purchasing shares of common stock on the open market. In the fourth quarter of 2000, the Company also began issuing new shares of common stock for the Dividend Reinvestment and Stock Purchase Plan. Through December 31, 2000, a total of 125,636 new shares of common stock were issued to both plans.


NOTE 19.  EARNINGS PER SHARE

On February 16, 2000, all outstanding shares of Series L Preferred Stock were converted into 11,410,047 shares of common stock. The weighted-average number of shares of common stock outstanding during the twelve months ended December 31, 2000 related to the converted shares was 9,975,997. The costs of converting the Series L Preferred Stock into common stock totaled $21.3 million during the first quarter of 2000, with $18.1 million representing the optional conversion premium and $3.2 million attributable to the regular dividend on the stock. At December 31, 1999 and 1998, 1,508,210 and 1,540,460 shares of $12.40 Convertible
Preferred Stock, Series L, which were convertible into 15,082,100 and 15,404,595 million shares of common stock, respectively, were outstanding. All of these potential common shares and the associated dividends were excluded from the computation of diluted EPS for 1999 and 1998 because their inclusion had an antidilutive effect on EPS.

AVISTA CORPORATION
--------------------------------------------------------------------------------


The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):


                                                           2000         1999         1998
                                                         -------      -------      -------
Net income                                               $91,679      $26,031      $78,139
Less:  Preferred stock dividends                          23,735       21,392        8,399
                                                         -------      -------      -------
Income available for common stock-basic and diluted      $67,944      $ 4,639      $69,740
                                                         =======      =======      =======

Weighted-average number of common shares
  outstanding-basic                                       45,690       38,213       54,604
Restricted stock                                             101          112           --
Stock options                                                312           --           54
                                                         -------      -------      -------
Weighted-average number of common shares
  outstanding-diluted                                     46,103       38,325       54,658
                                                         =======      =======      =======


Earnings per common share
     Basic                                               $  1.49      $  0.12      $  1.28
     Diluted                                             $  1.47      $  0.12      $  1.28

For additional information regarding the convertible preferred stock and stock option plans, see Notes 15 and 21, respectively.


NOTE 20. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Avista Fiber and Avista Communications merged operations in 2000, so Avista Fiber's financial information has been included with Avista Communications. Additional information for each of these three separate companies is provided as follows (thousands of dollars):


                                                    YEARS ENDED DECEMBER 31,
                                            --------------------------------------
                                              2000           1999           1998
                                            --------       --------       --------
AVISTA ADVANTAGE
     Operating Revenues                     $  4,971       $  1,518       $  1,186
     Operating Loss (pre-tax)               $(14,481)      $ (5,042)      $ (2,904)
     Net Loss                               $(11,022)      $ (3,428)      $ (2,052)

AVISTA LABS
     Operating Revenues                     $    761       $    748       $    132
     Operating Loss (pre-tax)               $(11,942)      $ (3,924)      $ (2,076)
     Net Loss                               $ (8,010)      $ (2,561)      $ (1,169)

AVISTA COMMUNICATIONS
     Operating Revenues                     $  5,913       $  2,585       $    677
     Operating Income (Loss) (pre-tax)      $(13,661)      $ (4,036)      $   (212)
     Net Income (Loss)                      $ (9,376)      $ (2,631)      $   (177)

NOTE 21.  STOCK COMPENSATION PLANS

AVISTA CORP.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, directors and officers of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has made available a maximum of 2.5

AVISTA CORPORATION
--------------------------------------------------------------------------------

million shares of its common stock for grant under the 1998 Plan. The shares issued under the 1998 Plan will be purchased by the trustee on the open market. Non-employee Directors were added to this plan in 2000.

In addition, in 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan). The provisions of the 2000 Plan are essentially the same as those under the 1998 Plan, except for the exclusion of directors and officers of the Company.

The following summarizes stock options activity for 2000, 1999 and 1998 under the Plan:


                                                                          2000                 1999                 1998
                                                                     -------------        -------------        -------------
Number of shares under stock options:
    Outstanding at beginning of year                                     1,360,325              589,800                   --
    Granted                                                                623,200              780,700              589,800
    Exercised                                                              (44,975)                  --                   --
    Canceled                                                               (94,650)             (10,175)                  --
                                                                     -------------        -------------        -------------

Unexercised options outstanding at end of year                           1,843,900            1,360,325              589,800
                                                                     =============        =============        =============


Exercisable options                                                        581,025              147,200                   --
                                                                     =============        =============        =============

Weighted average exercise price:
    Granted                                                          $       23.03        $       17.21        $       20.14
    Exercised                                                        $       18.53                   --                   --
    Canceled                                                         $       18.15        $       18.63                   --
    Outstanding at end of year                                       $       19.80        $       18.29        $       20.14
    Exercisable at end of year                                       $       18.72        $       19.63                   --

Weighted average fair value of options granted during the year       $       12.02        $        5.02        $        4.74

Principal assumptions used in applying the Black-Scholes model:
    Risk-free interest rate                                          5.87% - 6.87%        5.57% - 6.63%        4.81% - 5.53%
    Expected life, in years                                                7                    7                    7
    Expected volatility                                                  58.47%               27.92%               22.19%
    Expected dividend yield                                               2.34%                3.11%                3.01%


Information with respect to stock options outstanding and stock options exercisable at December 31, 2000 is as follows:


     Stock options outstanding
         Range of exercise prices                                       $16.91 - $29.22
         Weighted average remaining contractual life, in years                 9
         Weighted average exercise price                                     $19.80

     Stock options exercisable
         Range of exercise prices                                       $16.66 - $22.62
         Number exercisable                                                  581,025
         Weighted average exercise price                                     $18.72


The Company granted 1,000 and 20,000 shares of restricted common stock under the Plan in 2000 and 1999, respectively. Plan participants are entitled to dividends and to vote their respective shares. The sale or transfer of restricted stock is prohibited during the vesting period except as specified in the award agreements. The value of restricted stock awards is established by the average market price on the date of grant. Restricted stock awarded in 2000 and 1999 have vesting periods from four to five years.

Common equity was reduced in the accompanying Consolidated Balance Sheets by the cost of restricted shares acquired by the Plan trustee on the open market. Accordingly, the Company is recording compensation expense ratably over the restriction periods based on the reduction to common equity.

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Company accounts for stock based compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. As the exercise price for options granted under the Plan was equal to the market price at grant date, no compensation expense has been recorded by the Company in connection this the Plan. In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," compensation expense is determined based on the fair value of the award and recognizes that cost over the service period. Had compensation costs for these plans been determined based on the fair value at the grant dates with FAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. The pro forma amounts include the pro forma effect of subsidiary companies' stock option plans.


                                     2000            1999            1998
                                 ----------      ----------      ----------
Net income (in thousands):
    As reported                  $   91,679      $   26,031      $   78,139
    Pro forma                    $   89,850      $   24,636      $   76,891
    Basic EPS as reported        $     1.49      $     0.12      $     1.28
    Proforma Basic EPS           $     1.45      $     0.08      $     1.25
    Diluted EPS as Reported      $     1.47      $     0.12      $     1.28
    Proforma Diluted EPS         $     1.43      $     0.08      $     1.25



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


NOTE 22.  COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, that the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular lawsuit.

SECURITIES LITIGATION

On July 27, 2000, John Bain filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the Company and Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, a Senior Vice President and the Chief Financial Officer of the Company. On August 2, 2000, Wei Cao and William Dalton filed separate lawsuits in the same Court against the Company and Mr. Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. On November 9, 2000, the court entered an order consolidating the cases, appointing the lead stockholder-plaintiff, and appointing lead stockholders-plaintiffs' counsel to prosecute the litigation. On February 13, 2001, plaintiffs filed their First Amended and Consolidated Class Action asserting claims on behalf of a purported class of persons who purchased Company common stock during the period April 14, 2000 through June 21, 2000. In their consolidated complaint, plaintiffs assert violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company's Annual Report on Form 10-K for the year 1999, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and in other information made publicly available by the Company, and, further, claim that

AVISTA CORPORATION
--------------------------------------------------------------------------------


plaintiffs and the purported class suffered damages as a result thereof. Such alleged misstatements and omissions are claimed to relate to the Company's trading activities in wholesale energy markets, the Company's risk management policies and procedures with respect thereto, and the Company's trading losses in the second quarter of 2000. The plaintiffs request, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. The Company denies liability and intends to defend the consolidated lawsuit vigorously.

The staff of the Securities and Exchange Commission has requested from the Company certain information regarding Avista Utilities' wholesale trading activities and its risk management policies and procedures with respect thereto. The Company is complying with this request.

COMMODITY FUTURES TRADING COMMISSION INVESTIGATION

Avista Energy and one or more of its former employees are the subject of an investigation by the Commodity Futures Trading Commission (CFTC) into futures trading, including certain electricity futures contracts, in July of 1998. As part of its investigation, the CFTC is examining the placement of orders on three separate dates in 1998 to purchase Palo Verde and California-Oregon Border
(COB) futures contracts traded on the New York Mercantile Exchange and whether the trading in question amounted to a manipulation of the price of those contracts.

STATE OF WASHINGTON BUSINESS AND OCCUPATION TAX

The State of Washington's Business and Occupation Tax generally applies to gross receipts from business activities. Exceptions apply for financial trading activities involving stocks, bonds and futures contracts. For those activities, the gain from the transactions is the taxable basis. On an audit for the years 1997 through June of 2000, the Department of Revenue (DOR) made a distinction between certain types of energy trades entered into by Avista Energy. As a result, the DOR is attempting to apply tax to the gross receipts rather than the trading gains on about 20% of Avista Energy's trading volume for the audit period. Avista Energy has received a notice of assessment that contains a deficiency of about $13.5 million related to the disputed issue. Avista Energy believes that all of its trading activity should be subject to tax on the trading gains only, and taxes have been accrued and paid based on this position. An administrative appeal is currently being prepared for submittal to the DOR. No estimate of the timing for an administrative resolution is available. In the event a satisfactory determination is not received from the administrative process, Avista Energy is prepared to seek recourse through the courts.

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

The DOE issued a Draft Agreed Order to the Company on January 17, 2000, and solicited public comment. The Agreed Order was signed by the DOE, the Company and Burlington Northern & Santa Fe Railway Co. (another PLP) on March 13, 2000. The work to be performed under the Agreed Order includes three major technical parts: completion of the RI; performance of a focused Feasibility Study (FS); and implementation of an interim groundwater monitoring plan. During the second quarter, the Company received comments from the DOE on its initial RI, then submitted another draft of the RI, which has been accepted as final by the DOE. The Company also received comments from the DOE pertaining to the FS, which outlines cleanup alternatives. Another FS, which responded to the DOE comments, was submitted to the DOE on October 13. The Company received final comments and submitted another draft of the FS in November, which was accepted. The public comment period ran from December 15, 2000 through January 18, 2001. After the comment period, the DOE will issue a draft Clean-up Action Plan (CAP), which is expected by the end of March.

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

On December 4, 1998, Avista Advantage, Avista Energy and the Company jointly filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On May 4, 1999, the Court granted the Company's and its affiliates' motion to dismiss the case and granted the plaintiff the opportunity to file and serve an Amended Complaint, which it did. The Company and its affiliates renewed their motion to dismiss and on October 22, 1999, the Court again granted the motion to dismiss, this time with prejudice. Plaintiff appealed this adverse determination to the Ninth Circuit Court of Appeals. A settlement agreement was reached among the parties, whereby the suit would be dismissed with prejudice and without any payment to Eastern Pacific, up vacation by the Federal District Court of its earlier judgment of dismissal of Eastern Pacific's claims. On February 8, 2001, the Court entered its Order Granting the Joint Motion to Vacated Judgment and Dismissing the Action with Prejudice. The Ninth Circuit Court of Appeals had previously entered an Order on October 29, 2000, dismissing the appeal pursuant to a stipulation of the parties.

SALE OF CERTAIN PENTZER CORPORATION SUBSIDIARIES

On February 26, 2001, IDX Corporation, formerly known was Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $9 million. Pentzer has retained legal counsel and intends to vigorously defend against this action.

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc. filed a complaint against Pentzer Corporation in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. Plaintiffs allege that Pentzer breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiffs allege damages in the approximate amount of $27 million. Pentzer has retained legal counsel and intends to vigorously defend against this action. The Court denied Pentzer's request that the matter be sent to arbitration and Pentzer has appealed that determination to the First Circuit Court of Appeals.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

The Company must be in compliance with requirements under the Clean Air Act Amendments (CAAA) at the Colstrip thermal generating plant, in which the Company maintains an ownership interest. The anticipated share of costs at Colstrip is not expected to have a major economic impact on the Company.


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

As of December 31, 2000, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 53% of employees. The current agreement with the union local representing the majority of the bargaining unit employees expires on March 25, 2002. A local agreement in the South Lake Tahoe area, which represents 5 employees, expires on March 25, 2002.


NOTE 23.  ACQUISITIONS AND DISPOSITIONS

On May 5, 2000, the owners of the Centralia Power Plant sold the plant to TransAlta, a Canadian company. Avista Utilities recorded an after-tax gain totaling $9.0 million from the sale of its 17.5% ownership interest in the plant. Of the total after-tax gain of $37.2 million from the sale of Centralia, $28.2 million was deferred, to be returned to Avista Utilities' customers through rates over established periods of time. Washington customers received $20.7 million of the after-tax gain through pre-tax credits to their electric bills over the two-month period of December 2000 and January 2001. Idaho customers will receive the remaining $7.5 million of the after-tax gain, which translates into a pre-tax reduction of 1.8% over an eight-year period.

During the first quarter of 1999, Pentzer sold its Creative Solutions Group, a group of five portfolio companies that provide point-of-purchase displays and other merchandising and packaging services to retailers and consumer product companies. The sale resulted in a gain of $10.1 million, net of taxes. During the third quarter of 1999, Pentzer sold its Store Fixtures Group, a group of six portfolio companies that design, manufacture and deliver store fixture products to major retailers. The sale resulted in a gain of $27.6 million, net of taxes. During the first quarter of 1998, Pentzer sold Systran Financial Services, resulting in an after-tax gain of $5.5 million. In November 1999, Pentzer purchased the International Retail Services Group, a company that provides backroom supplies for retail stores; this company was sold in November 2000.

In February 1999, Avista Energy purchased Vitol Gas & Electric, LLC (Vitol), based in Boston, Massachusetts. Vitol traded natural gas, electricity, coal and SO2 allowances in markets in the eastern half of the United States. The acquisition was funded through the issuance of additional shares of common stock to Avista Capital.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTE 24.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

The Company's energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. A summary of quarterly operations (in thousands of dollars except per share amounts) for 2000 and 1999 follows:


                                                                              THREE MONTHS ENDED
                                                 -----------------------------------------------------------------------------
                                                     MARCH                 JUNE              SEPTEMBER             DECEMBER
                                                       31                   30                   30                   31
                                                 --------------       --------------       --------------       --------------
2000
Operating revenues ........................      $    1,381,974       $    1,353,414       $    2,864,305       $    2,311,797
Operating income ..........................              29,073              (27,743)              67,899              134,199
Net income ................................              10,525              (21,493)              34,540               68,107
Income available for common stock .........             (11,385)             (22,101)              33,932               67,498
Outstanding common stock (000s):
   Weighted average .......................              41,297               47,113               47,147               47,172
   Actual .................................              47,078               47,128               47,159               47,209
Earnings per share:
   Avista Utilities .......................      $        (0.05)      $        (1.33)      $        (0.02)      $         0.03
   Energy Trading and Marketing ...........               (0.09)                1.00                 0.89                 1.74
   Information and Technology .............               (0.14)               (0.13)               (0.14)               (0.21)
   Avista Ventures ........................                  --                (0.01)               (0.01)               (0.04)
                                                 --------------       --------------       --------------       --------------
   Earnings per share, basic ..............      $        (0.28)      $        (0.47)      $         0.72       $         1.52
   Earnings per share, diluted ............      $        (0.28)      $        (0.47)      $         0.72       $         1.50
Dividends paid per common share ...........      $         0.12       $         0.12       $         0.12       $         0.12

Trading price range per share:
   High ...................................      $       68.000       $       41.125       $       30.440       $       23.500
   Low ....................................      $       14.625       $       15.750       $       16.813       $       17.880


1999
Operating revenues ........................      $    1,212,822       $    1,411,736       $    3,718,109       $    1,562,317
Operating income ..........................              30,363               17,380               18,197              (34,583)
Net income ................................              19,388                8,509               27,613              (29,479)
Income available for common stock .........              14,004                3,125               22,273              (34,763)
Outstanding common stock (000s):
   Weighted average .......................              40,454               40,185               36,634               35,648
   Actual .................................              40,454               38,881               35,645               35,648
Earnings per share:
   Avista Utilities .......................      $         0.35       $         0.39       $        (0.13)      $         0.39
   Energy Trading and Marketing ...........               (0.18)               (0.27)                0.02                (1.16)
   Information and Technology .............               (0.03)               (0.04)               (0.06)               (0.14)
   Avista Ventures ........................                0.21                   --                 0.78                (0.01)
                                                 --------------       --------------       --------------       --------------
   Earnings per share, basic ..............      $         0.35       $         0.08       $         0.61       $        (0.92)
   Earnings per share, diluted ............      $         0.34       $         0.08       $         0.52       $        (0.92)
Dividends paid per common share ...........      $         0.12       $         0.12       $         0.12       $         0.12

Trading price range per share:
   High ...................................      $       19.563       $       18.188       $       18.063       $       18.125
   Low ....................................      $       15.938       $       14.625       $       16.250       $       15.000

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 10, 2001.


Executive Officers of the Registrant

Name                                      Age         Business Experience During Past 5 Years
----                                      ---         ---------------------------------------
Larry A. Stanley                          72          Chairman of the Board since November 2000.

Gary G. Ely                               53          President and Chief Executive Officer since October 2000; Executive Vice
                                                      President February 1999 - October 2000; Senior Vice President and
                                                      General Manager August 1996 - February 1999; Vice President - Natural
                                                      Gas February 1991- August 1996.

Jon E. Eliassen                           53          Senior Vice President and Chief Financial Officer since November 1998;
                                                      Senior Vice President, Chief Financial Officer and Treasurer December
                                                      1997 - November 1998; Senior Vice President and Chief Financial Officer
                                                      August 1996 - December 1997; Vice President - Finance and Chief
                                                      Financial Officer February 1986 - August 1996.

David J. Meyer                            47          Senior Vice President and General Counsel since September 1998; prior to employment with the Registrant:  Attorney - Paine Hamblen Coffin Brooke &
                                                      Miller 1974 - September 1998.

David A. Brukardt                         46          Chief Communication Officer and Vice President of Investor and Corporate
                                                      Relations since August 2000; Vice President - Investor Relations July 1999
                                                      - August 2000; prior to employment with the Registrant: Director - Investor and Corporate Relations - Harnischfeger Industries, Inc. and Vice President -
                                                      Harnischfeger Foundation July 1995 - July 1999.

Christy M. Burmeister-Smith               44          Vice President and Controller since June 1999; Controller - Energy
                                                      Delivery and various other positions with the Company since 1980.

Robert D. Fukai                           51          Vice President - External Relations since August 1996; Vice President -
                                                      Human Resources, Corporate Services and Marketing January 1993 - August 1996.

Scott Morris                              43          Vice President since November 2000; President - Avista Utilities since
                                                      August 2000; General Manager - Avista Utilities October 1991 - August 2000.

Kelly Norwood                             42          Vice President since November 2000; Vice President and General Manager of
                                                      Energy Resources - Avista Utilities since August 2000; various other staff and management positions with the Company since 1981.

Ronald R. Peterson                        48          Vice President and Treasurer since November 1998; Vice President and
                                                      Controller February 1998 - November 1998; Controller August 1996 -
                                                      February 1998; Treasurer February 1992 - August 1996.

Terry L. Syms                             52          Vice President and Corporate Secretary since February 1998; Corporate
                                                      Secretary March 1988 - February 1998.

AVISTA CORPORATION
--------------------------------------------------------------------------------


Name                                      Age         Business Experience During Past 5 Years
----                                      ---         ---------------------------------------
Roger D. Woodworth                        44          Vice President - Corporate Development since November 1998; Director of
                                                      Corporate Development and various other positions with the Company since
                                                      1979.



All of the Company's executive officers, with the exception of Messrs. Fukai, Norwood and Woodworth and Mme. Burmeister-Smith were officers or directors of one or more of the Company's subsidiaries in 2000.

Executive officers are elected annually by the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 10, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities):

         Information regarding security ownership of certain beneficial owners (owning 5% or more of Registrant's voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 10, 2001.

(b)      Security ownership of management:

         Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 10, 2001.

(c)      Changes in control:

         None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's annual meeting of shareholders to be held on May 10, 2001.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (Included in Part II of this report):

         Independent Auditors' Report

         Consolidated Statements of Income, Comprehensive Income and Retained Earnings for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Balance Sheets, December 31, 2000 and 1999

         Consolidated Statements of Capitalization, December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

         Schedule of Information by Business Segments for the Years Ended December 31, 2000, 1999 and 1998

         Notes to Financial Statements

(a) 2.  Financial Statement Schedules:

          None

(a) 3.  Exhibits:

         Reference is made to the Exhibit Index commencing on page 79. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K:

         Dated January 6, 2000, regarding lower utility revenues due to warm weather and fourth quarter charges due to restructuring at Avista Energy and impairment of utility assets.

         Dated January 28, 2000, announcing the conversion of the Series L Convertible Preferred Stock into common stock.

         Dated June 21, 2000, reporting significant increases in energy expenses and the impact on Company earnings.

         Dated July 26, 2000, announcing earnings for the second quarter of 2000.

         Dated August 25, 2000, announcing executive changes within Avista Corp. and Avista Utilities.

         Dated October 25, 2000, announcing earnings for the third quarter of 2000 and the resignation of T. M. Matthews, the Company's Chairman of the Board, President and Chief Executive Officer.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AVISTA CORPORATION

       March 8, 2001                   By          /s/ Gary G. Ely
    ------------------                   ---------------------------------------
           Date                                       Gary G. Ely
                                          President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                                 Title                        Date
                  ---------                                                 -----                        ----
                   /s/ Gary G. Ely                                 Principal Executive Officer      March 8, 2001
----------------------------------------------------
                 Gary G. Ely
        President and Chief Executive Officer

                 /s/ J. E. Eliassen                                    Principal Financial          March 8, 2001
----------------------------------------------------                 and Accounting Officer
        J. E. Eliassen (Senior Vice President
            and Chief Financial Officer)

                /s/ Erik J. Anderson                                       Director                 March 8, 2001
----------------------------------------------------
                  Erik J. Anderson

                /s/ Kristianne Blake                                       Director                 March 8, 2001
----------------------------------------------------
                  Kristianne Blake

                 /s/ David A. Clack                                        Director                 March 8, 2001
----------------------------------------------------
                   David A. Clack

               /s/ Sarah M. R. Jewell                                      Director                 March 8, 2001
----------------------------------------------------
                 Sarah M. R. Jewell

                  /s/ John F. Kelly                                        Director                 March 8, 2001
----------------------------------------------------
                    John F. Kelly

                 /s/ Eugene W. Meyer                                       Director                 March 8, 2001
----------------------------------------------------
                   Eugene W. Meyer

                  /s/ Bobby Schmidt                                        Director                 March 8, 2001
----------------------------------------------------
                    Bobby Schmidt

                /s/ Larry A. Stanley                                       Director                 March 8, 2001
----------------------------------------------------
                  Larry A. Stanley

                 /s/ R. John Taylor                                        Director                 March 8, 2001
----------------------------------------------------
                   R. John Taylor

               /s/ Daniel J. Zaloudek                                      Director                 March 8, 2001
----------------------------------------------------
                 Daniel J. Zaloudek

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement Nos. 2-81697, 2-94816, 33-54791, 33-32148, 333-33790, and 333-47290 on Form S-8, and
in Registration Statement Nos. 33-53655, 333-39551, 333-82165, 333-16353, and
333-16353-03 on Form S-3 of our report dated February 2, 2001, (February 26, 2001 as to Note 22), appearing in this Annual Report on Form 10-K of Avista Corporation for the year ended December 31, 2000.



/s/ Deloitte & Touche LLP




DELOITTE & TOUCHE LLP

Seattle, Washington
March 6, 2001

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX


                           Previously Filed*
                 ----------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------             ------                 -------
3(a)             1-3701 (with                              Restated Articles of Incorporation of Avista Corporation as
                 1998 Form 10-K)                            restated February 25, 1999.

3(b)             1-3701 (with 2000                         Bylaws of Avista Corporation, as amended July 1, 2000.
                 2nd Quarter 10-Q)

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

4(a)-21          2-79571                   4(a)-21         Twentieth Supplemental Indenture, dated as of August 1, 1982.


*Incorporated herein by reference.
**Filed herewith.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                            EXHIBIT INDEX (continued)

                         Previously Filed*
                 ---------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------          ------------              -------
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

4(a)-25          1-3701 (with              4(a)-25         Twenty-Fourth Supplemental Indenture, dated as of
                 1987 Form 10-K)                            January 1, 1988.

4(a)-26          1-3701 (with              4(a)-26         Twenty-Fifth Supplemental Indenture, dated as of
                 1989 Form 10-K)                            October 1, 1989.

4(a)-27          33-51669                  4(a)-27         Twenty-Sixth Supplemental Indenture, dated as of
                                                            April 1, 1993.

4(a)-28          1-3701 (with              4(a)-28         Twenty-Seventh Supplemental Indenture, dated as of
                 1993 Form 10-K)                            January 1, 1994.

4(a)-29          333-82165                 4(a)            Indenture dated as of April, 1 1998 between Avista Corp.
                                                            Corporation and The Chase Manhattan Bank, as Trustee.

4(b)-1           1-3701 (with                              Loan Agreement between City of Forsyth, Montana, and the
                 1999 Form 10-K)                            Company, dated as of September 1, 1999 (Series 1999A).

4(b)-2           1-3701 (with                              Indenture of Trust, Pollution Control Revenue Refunding
                  1999 Form 10-K)                           Bonds (Series 1999A) between City of Forsyth, Montana, and
                                                            Chase Manhattan Bank and Trust Company, N.A., dated as of
                                                            September 1, 1999.

4(b)-3           1-3701 (with                              Loan Agreement between City of Forsyth, Montana, and the
                 1999 Form 10-K)                            Company, dated as of September 1, 1999 (Series 1999B).

4(b)-4           1-3701 (with                              Indenture of Trust, Pollution Control Revenue Refunding
                 1999 Form 10-K)                            Bonds (Series 1999B) between City of Forsyth, Montana, and
                                                            Chase Manhattan Bank and Trust Company, N.A., dated as of
                                                            September 1, 1999.

4(c)-1           1-3701 (with              4(h)-1          Indenture between the Company and Chemical Bank dated
                 1988 Form 10-K)                            as of July 1, 1988 (Series A and B Medium-Term Notes).

4(d)-2           **                                        Amended and Restated Revolving Credit Agreement among Avista
                                                           Corporation, Toronto Dominion (Texas), Inc., Bank of America,
                                                           N.A. and The Bank of New York, dated June 26, 2000.

-----------------
 *Incorporated herein by reference.
**Filed herewith.

AVISTA CORPORATION
--------------------------------------------------------------------------------


                            EXHIBIT INDEX (continued)

                           Previously Filed*
                 ---------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------          ------------              -------
4(e)             1-3701 (with              4               Rights Agreement, dated as of November 15, 1999, between
                 Form 8-K dated                              the Company and the Bank of New York as successor
                 November 15, 1999)                          Rights Agent.

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

10(f)            2-60728                   5(j)            Pacific Northwest Coordination Agreement, dated as of
                                                            September 15, 1964.

------------------
*Incorporated herein by reference.
**Filed herewith.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                            EXHIBIT INDEX (continued)

                         Previously Filed*
                 ----------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------          ------------              -------
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

-----------------
*Incorporated herein by reference.
**Filed herewith.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                            EXHIBIT INDEX (continued)

                          Previously Filed*
                 ---------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------          ------------              -------
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

-----------------
*Incorporated herein by reference.
**Filed herewith.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                            EXHIBIT INDEX (continued)

                          Previously Filed*
                 ---------------------------------
                    With
                 Registration                 As
Exhibit             Number                 Exhibit
-------          ------------              -------
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

10(q)-2          1-3701 (with              10(t)-10        The Company's Unfunded Supplemental
                 1992 Form 10-K)                            Executive Retirement Plan. (***)

10(q)-3          1-3701 (with              10(t)-11        The Company's Unfunded Supplemental
                 1992 Form 10-K)                            Executive Disability Plan. (***)

10(q)-4          1-3701 (with              10(t)-12        Income Continuation Plan of the Company. (***)
                 1992 Form 10-K)

10(q)-5          1-3701 (with                              Long-Term Incentive Plan. (***)
                 1998 Form 10-K)

10(q)-6          1-3701 (with
                 1998 Form 10-K)                           Employment Agreement between the Company
                                                            and T.M. Matthews. (***)

10(q)-7          1-3701 (with                              Employment Agreement between the Company and
                 1999 Form 10-K)                            David J. Meyer. (***)

12               **                                        Statement re computation of ratio of earnings to fixed
                                                            charges and preferred dividend requirements.

21               **                                        Subsidiaries of Registrant.

----------------
*    Incorporated herein by reference.
**   Filed herewith.
*** Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii)of Regulation S-K.