Form 10-K/A
period 2000-12-31
AVISTA CORP
filed 2001-03-28
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
                                                   -----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                          COMMISSION FILE NUMBER 1-3701

                               AVISTA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Washington                               91-0462470
------------------------------------------       -------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

1411 East Mission Avenue,  Spokane, Washington                   99202-2600
------------------------------------------------            --------------------
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

                       Documents Incorporated By Reference
                       -----------------------------------

                                                  Part of Form 10-K into Which
                Document                            Document is Incorporated
---------------------------------------         --------------------------------
    Proxy Statement to be filed in                   Part III, Items 10, 11,
  connection with the annual meeting                       12 and 13
of shareholders to be held May 10, 2001

Avista Corporation (the Company) is filing the attached signature page on Form 10-K/A due to the omission of the name of one of the members of the Company's Board of Directors from the signature page originally filed on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             AVISTA CORPORATION

       March 8, 2001                        By                /s/ Gary G. Ely
  ----------------------                      -----------------------------------------------------
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


               Signature                                       Title                   Date
               ---------                                       -----                   ----

              /s/ Gary G. Ely                       Principal Executive Officer        March 8, 2001
-------------------------------------------
                Gary G. Ely
   President and Chief Executive Officer

            /s/ J. E. Eliassen                          Principal Financial            March 8, 2001
------------------------------------------            and Accounting Officer
   J. E. Eliassen (Senior Vice President
       and Chief Financial Officer)

           /s/ Erik J. Anderson                               Director                 March 8, 2001
-------------------------------------------
             Erik J. Anderson

           /s/ Kristianne Blake                               Director                 March 8, 2001
-------------------------------------------
             Kristianne Blake

            /s/ David A. Clack                                Director                 March 8, 2001
-------------------------------------------
              David A. Clack

          /s/ Sarah M. R. Jewell                              Director                 March 8, 2001
-------------------------------------------
            Sarah M. R. Jewell

             /s/ John F. Kelly                                Director                 March 8, 2001
-------------------------------------------
               John F. Kelly

         /s/ Jessie J. Knight, Jr.                            Director                 March 8, 2001
-------------------------------------------
           Jessie J. Knight, Jr.

            /s/ Eugene W. Meyer                               Director                 March 8, 2001
-------------------------------------------
              Eugene W. Meyer

             /s/ Bobby Schmidt                                Director                 March 8, 2001
-------------------------------------------
               Bobby Schmidt

           /s/ Larry A. Stanley                               Director                 March 8, 2001
-------------------------------------------
             Larry A. Stanley

            /s/ R. John Taylor                                Director                 March 8, 2001
-------------------------------------------
              R. John Taylor

          /s/ Daniel J. Zaloudek                              Director                 March 8, 2001
-------------------------------------------
            Daniel J. Zaloudek