Form 10-Q
period 2001-03-31
AVISTA CORP
filed 2001-05-15
CIK 104918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

                          Yes [X]     No [ ]

At April 30, 2001, 47,318,093 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

                               AVISTA CORPORATION

                                      Index

                                                                                    Page No.
                                                                                    --------
Part I. Financial Information:

           Item 1. Financial Statements

               Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended March 31, 2001 and 2000........................    3

               Consolidated Balance Sheets - March 31, 2001
                  and December 31, 2000.............................................    4

               Consolidated Statements of Capitalization - March 31, 2001
                  and December 31, 2000.............................................    5

               Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 2001 and 2000...........................................    6

               Schedule of Information by Business Segments - Three Months Ended
                  March 31, 2001 and 2000...........................................    7

               Notes to Consolidated Financial Statements...........................    9

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................   14

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   20

Part II. Other Information:

           Item 5. Other Information................................................   21

           Item 6. Exhibits and Reports on Form 8-K.................................   23

Signature...........................................................................   24

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                      2001            2000
                                                                   -----------     -----------
OPERATING REVENUES .............................................   $ 2,043,310     $ 1,381,974
                                                                   -----------     -----------

OPERATING EXPENSES:
   Resource costs ..............................................     1,881,736       1,258,665
   Operations and maintenance ..................................        24,172          26,855
   Administrative and general ..................................        37,639          25,274
   Depreciation and amortization ...............................        21,020          19,150
   Taxes other than income taxes ...............................        17,776          16,110
   Exit costs - Avista Energy's Eastern energy business ........            --           4,907
   Restructuring charges - Pentzer .............................            --           1,940
                                                                   -----------     -----------
     Total operating expenses ..................................     1,982,343       1,352,901
                                                                   -----------     -----------

INCOME FROM OPERATIONS .........................................        60,967          29,073
                                                                   -----------     -----------

OTHER INCOME (EXPENSE):
   Interest expense ............................................       (21,583)        (14,737)
   Net gain on subsidiary transactions .........................         2,152              --
   Other income-net ............................................         7,652           3,362
                                                                   -----------     -----------
     Total other income (expense)-net ..........................       (11,779)        (11,375)
                                                                   -----------     -----------

INCOME BEFORE INCOME TAXES .....................................        49,188          17,698

INCOME TAXES ...................................................        19,785           7,173
                                                                   -----------     -----------

NET INCOME .....................................................        29,403          10,525

DEDUCT-Preferred stock dividend requirements (Note 4) ..........           608          21,910
                                                                   -----------     -----------

INCOME (LOSS) AVAILABLE FOR COMMON STOCK .......................   $    28,795     $   (11,385)
                                                                   ===========     ===========

Average common shares outstanding (thousands), Basic (Note 4) ..        47,237          41,297

EARNINGS (LOSS) PER SHARE OF COMMON STOCK,
   BASIC AND DILUTED (Note 4) ..................................   $      0.61     $     (0.28)

Dividends paid per common share ................................   $      0.12     $      0.12

NET INCOME .....................................................   $    29,403     $    10,525
                                                                   -----------     -----------

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation adjustment .....................           (14)             41
   Unrealized investment gains/(losses)-net of tax .............         1,565             154
                                                                   -----------     -----------

TOTAL OTHER COMPREHENSIVE INCOME ...............................         1,551             195
                                                                   -----------     -----------

COMPREHENSIVE INCOME ...........................................   $    30,954     $    10,720
                                                                   ===========     ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                            March 31,     December 31,
                                                                                              2001           2000
                                                                                           -----------    ------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents ...........................................................   $   205,185    $   194,365
   Temporary investments ...............................................................         4,875          1,058
   Accounts and notes receivable-less allowances of $23,046 and $14,579, respectively ..       536,402        861,308
   Energy commodity assets .............................................................     7,842,182      7,956,229
   Materials and supplies, fuel stock and natural gas stored ...........................        23,243         24,496
   Prepayments and other ...............................................................        78,181         54,244
                                                                                           -----------    -----------
     Total current assets ..............................................................     8,690,068      9,091,700
                                                                                           -----------    -----------

UTILITY PROPERTY:
   Utility plant in service-net ........................................................     2,217,077      2,205,230
   Construction work in progress .......................................................        39,540         33,535
                                                                                           -----------    -----------
     Total .............................................................................     2,256,617      2,238,765
   Less: Accumulated depreciation and amortization .....................................       733,862        720,453
                                                                                           -----------    -----------
     Net utility plant .................................................................     1,522,755      1,518,312
                                                                                           -----------    -----------

OTHER PROPERTY AND INVESTMENTS:
   Investment in exchange power-net ....................................................        45,150         46,981
   Non-utility properties and investments-net ..........................................       265,157        219,450
   Non-current energy commodity assets .................................................     1,628,787      1,367,107
   Other-net ...........................................................................        25,805         21,885
                                                                                           -----------    -----------
     Total other property and investments ..............................................     1,964,899      1,655,423
                                                                                           -----------    -----------

DEFERRED CHARGES:
   Regulatory assets for deferred income tax ...........................................       158,283        156,692
   Utility energy commodity derivative assets ..........................................       203,620             --
   Power and natural gas deferrals .....................................................       142,108         75,648
   Unamortized debt expense ............................................................        28,799         27,874
   Other-net ...........................................................................        53,525         38,275
                                                                                           -----------    -----------
     Total deferred charges ............................................................       586,335        298,489
                                                                                           -----------    -----------

       TOTAL ...........................................................................   $12,764,057    $12,563,924
                                                                                           ===========    ===========

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
   Accounts payable ....................................................................   $   622,387    $   892,545
   Energy commodity liabilities ........................................................     7,725,175      7,834,007
   Current portion of long-term debt ...................................................        65,379         89,901
   Short-term borrowings ...............................................................       213,000        163,160
   Taxes and interest accrued ..........................................................        31,970          1,971
   Other ...............................................................................       169,670        143,623
                                                                                           -----------    -----------
     Total current liabilities .........................................................     8,827,581      9,125,207
                                                                                           -----------    -----------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
   Non-current liabilities .............................................................        40,359         38,975
   Deferred revenue ....................................................................        45,705         46,498
   Non-current energy commodity liabilities ............................................     1,535,540      1,272,374
   Utility energy commodity derivative liabilities .....................................        79,104             --
   Deferred income taxes ...............................................................       467,622        446,310
   Other deferred credits ..............................................................       203,323         95,530
                                                                                           -----------    -----------
     Total non-current liabilities and deferred credits ................................     2,371,653      1,899,687
                                                                                           -----------    -----------

CAPITALIZATION (See Consolidated Statements of Capitalization) .........................     1,564,823      1,539,030
                                                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

       TOTAL ...........................................................................   $12,764,057    $12,563,924
                                                                                           ===========    ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
--------------------------------------------------------------------------------
Thousands of Dollars

                                                                                     March 31,      December 31,
                                                                                       2001             2000
                                                                                    -----------     ------------
LONG-TERM DEBT:
   First Mortgage Bonds:
     Secured Medium-Term Notes:
       Series A - 625% to 790% due 2002 through 2023 .............................. $   129,500     $   129,500
       Series B - 650% to 789% due 2002 through 2010 ..............................      74,000          74,000
                                                                                    -----------     -----------
       Total first mortgage bonds .................................................     203,500         203,500
                                                                                    -----------     -----------

   Pollution Control Bonds:
     Floating Rate, Colstrip 1999A, due 2032 ......................................      66,700          66,700
     Floating Rate, Colstrip 1999B, due 2034 ......................................      17,000          17,000
     6% Series due 2023 ...........................................................       4,100           4,100
                                                                                    -----------     -----------
       Total pollution control bonds ..............................................      87,800          87,800
                                                                                    -----------     -----------

   Unsecured Medium-Term Notes:
     Series A - 794% to 899% due 2003 through 2007 ................................      13,000          13,000
     Series B - 675% to 823% due 2002 through 2023 ................................      89,000          89,000
     Series C - 599% to 802% due 2007 through 2028 ................................     109,000         109,000
     Series D - 8625% due 2003 ....................................................     175,000         175,000
                                                                                    -----------     -----------
       Total unsecured medium-term notes ..........................................     386,000         386,000
                                                                                    -----------     -----------

   Other ..........................................................................       2,179           2,506
                                                                                    -----------     -----------
     Total long-term debt .........................................................     679,479         679,806
                                                                                    -----------     -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED TRUST SECURITIES:
     7 7/8%, Series A, due 2037 ...................................................      60,000          60,000
     Floating Rate, Series B, due 2037 ............................................      40,000          40,000
                                                                                    -----------     -----------
       Total company-obligated mandatorily redeemable preferred trust securities ..     100,000         100,000
                                                                                    -----------     -----------

PREFERRED STOCK-CUMULATIVE:
   10,000,000 shares authorized:
   Subject to mandatory redemption:
     $695 Series K; 350,000 shares outstanding ($100 stated value) ................      35,000          35,000
                                                                                    -----------     -----------
       Total subject to mandatory redemption ......................................      35,000          35,000
                                                                                    -----------     -----------

COMMON EQUITY:
   Common stock, no par value; 200,000,000 shares authorized;
     47,265,979 and 47,208,689 shares outstanding .................................     611,837         610,741
   Note receivable from employee stock ownership plan .............................      (6,730)         (7,040)
   Capital stock expense and other paid in capital ................................     (11,696)        (11,696)
   Other comprehensive income .....................................................         828            (723)
   Retained earnings ..............................................................     156,105         132,942
                                                                                    -----------     -----------
     Total common equity ..........................................................     750,344         724,224
                                                                                    -----------     -----------

TOTAL CAPITALIZATION .............................................................. $ 1,564,823     $ 1,539,030
                                                                                    ===========     ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                        2001          2000
                                                                      ---------     ---------
OPERATING  ACTIVITIES:
   Net income ....................................................... $  29,403     $  10,525
   NON-CASH ITEMS INCLUDED IN NET INCOME:
     Depreciation and amortization ..................................    21,020        19,150
     Provision for deferred income taxes ............................    20,939         2,299
     Power and natural gas cost deferrals and amortizations .........   (68,019)         (861)
     Gain on sale of property and subsidiary investments-net ........      (329)          (41)
     Energy commodity assets and liabilities ........................     8,699         3,088
     Other-net ......................................................   (21,817)       (4,426)
     (Increase) decrease in working capital components:
       Sale of customer accounts receivables-net ....................    24,000        25,000
       Receivables and prepaid expense ..............................   281,837        76,864
       Materials & supplies, fuel stock and natural gas stored ......     1,253         5,504
       Payables and other accrued liabilities .......................  (224,524)      (85,967)
       Other ........................................................    (7,015)       37,006
                                                                      ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................    65,447        88,141
                                                                      ---------     ---------

INVESTING ACTIVITIES:
   Construction expenditures (excluding AFUDC-equity funds) .........   (19,438)      (17,835)
   Other capital requirements .......................................   (49,924)       (5,314)
   Change in other noncurrent balance sheet items-net ...............    (5,419)        6,006
   Proceeds from property sales and sale of subsidiary investments ..        98            --
   Assets acquired and investments in subsidiaries ..................        --        (1,810)
                                                                      ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES ...............................   (74,683)      (18,953)
                                                                      ---------     ---------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings .....................    49,840       (36,030)
   Redemption and maturity of long-term debt ........................   (25,067)      (16,034)
   Sale (repurchase) of common stock ................................     1,818          (113)
   Cash dividends paid ..............................................    (6,287)       (9,473)
   Other-net ........................................................      (248)       (1,489)
                                                                      ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................    20,056       (63,139)
                                                                      ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................    10,820         6,049
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................   194,365        40,041
                                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................... $ 205,185     $  46,090
                                                                      =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid (received) during the period:
     Interest ....................................................... $  24,722     $  15,901
     Income taxes ...................................................   (14,243)        6,341
   Noncash financing and investing activities:
     Intangibles acquired through issuance of common stock ..........     1,286            --
     Changes due to FAS 115 adjustment to investments ...............     2,407            --
     Property purchased under capitalized leases ....................       469            --
     Series L Preferred Stock converted to common stock .............        --       271,286


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                    2001              2000
                                                                ------------      ------------
OPERATING REVENUES:
   Avista Utilities ..........................................  $    415,627      $    298,542
   Energy Trading and Marketing ..............................     1,744,893         1,106,188
   Information and Technology ................................         5,411             2,290
   Avista Ventures and other .................................         5,691             7,114
   Intersegment eliminations .................................      (128,312)          (32,160)
                                                                ------------      ------------
     Total operating revenues ................................  $  2,043,310      $  1,381,974
                                                                ============      ============

RESOURCE COSTS:
   Avista Utilities:
     Power purchased .........................................  $    243,433      $    119,133
     Natural gas purchased for resale ........................        79,438            42,549
     Fuel for generation .....................................        26,124            13,568
     Power and natural gas deferrals .........................       (66,451)              344
     Other ...................................................        32,174            12,540
   Energy Trading and Marketing:
     Cost of sales ...........................................     1,695,330         1,102,691
   Intersegment eliminations .................................      (128,312)          (32,160)
                                                                ------------      ------------
     Total resource costs (excluding non-energy businesses) ..  $  1,881,736      $  1,258,665
                                                                ============      ============

GROSS MARGINS:
   Avista Utilities ..........................................  $    100,909      $    110,752
   Energy Trading and Marketing ..............................        49,563             3,497
                                                                ------------      ------------
     Total gross margins (excluding non-energy businesses) ...  $    150,472      $    114,249
                                                                ============      ============

OPERATIONS AND MAINTENANCE EXPENSES:
   Avista Utilities ..........................................  $     16,085      $     16,265
   Information and Technology ................................         3,669             4,632
   Avista Ventures and other .................................         4,418             5,958
                                                                ------------      ------------
     Total operations and maintenance expenses ...............  $     24,172      $     26,855
                                                                ============      ============

ADMINISTRATIVE AND GENERAL EXPENSES:
   Avista Utilities ..........................................  $     14,528      $     14,338
   Energy Trading and Marketing ..............................        11,863             4,349
   Information and Technology ................................         9,781             4,879
   Avista Ventures and other .................................         1,467             1,708
                                                                ------------      ------------
     Total administrative and general expenses ...............  $     37,639      $     25,274
                                                                ============      ============

DEPRECIATION AND AMORTIZATION EXPENSES:
   Avista Utilities ..........................................  $     16,503      $     16,685
   Energy Trading and Marketing ..............................           473               652
   Information and Technology ................................         3,188               825
   Avista Ventures and other .................................           856               988
                                                                ------------      ------------
     Total depreciation and amortization expenses ............  $     21,020      $     19,150
                                                                ============      ============

INCOME (LOSS) FROM OPERATIONS (PRE-TAX):
   Avista Utilities ..........................................  $     37,655      $     47,606
   Energy Trading and Marketing ..............................        36,083            (6,547)
   Information and Technology ................................       (11,686)           (8,262)
   Avista Ventures and other .................................        (1,085)           (3,724)
                                                                ------------      ------------
     Total income from operations ............................  $     60,967      $     29,073
                                                                ============      ============

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
--------------------------------------------------------------------------------
For the Three Months Ended March 31
Thousands of Dollars

                                                                    2001              2000
                                                                ------------      ------------
INCOME (LOSS) AVAILABLE FOR COMMON STOCK:
   Avista Utilities ..........................................  $     12,464      $     (2,066)
   Energy Trading and Marketing ..............................        27,099            (3,538)
   Information and Technology ................................        (7,704)           (5,663)
   Avista Ventures and other .................................        (3,064)             (118)
                                                                ------------      ------------
     Total income available for common stock .................  $     28,795      $    (11,385)
                                                                ============      ============

ASSETS: (2000 amounts at December 31)
   Avista Utilities ..........................................  $  2,271,861      $  2,129,614
   Energy Trading and Marketing ..............................    10,342,262        10,271,834
   Information and Technology ................................        86,444            59,632
   Avista Ventures and other .................................        63,490           102,844
                                                                ------------      ------------
     Total assets ............................................  $ 12,764,057      $ 12,563,924
                                                                ============      ============

CAPITAL EXPENDITURES (excluding AFUDC/AFUCE):
   Avista Utilities ..........................................  $     20,187      $     18,578
   Energy Trading and Marketing ..............................        40,430                13
   Information and Technology ................................         9,115             4,827
   Avista Ventures and other .................................           379               474
                                                                ------------      ------------
     Total capital expenditures ..............................  $     70,111      $     23,892
                                                                ============      ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

AVISTA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2001 and 2000 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders' equity.

NEW ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board (FASB) issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. FAS No. 140 has been adopted as of April 1, 2001. There was no material financial statement impact resulting from the adoption of this statement.

Avista Utilities adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the corresponding amendments under FAS No. 138, on January 1, 2001. Based on Avista Utilities' current interpretations of FAS No. 133, 138 and the FASB's Derivative Implementation Group (DIG), Avista Utilities believes that the majority of its long-term purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under FAS No.
133. Some of Avista Utilities' contracts for less than one year in duration (short-term) are subject to booking out, whereby power may not be physically delivered. Avista Utilities does not believe that these short-term contracts can be classified as normal purchases and sales. The Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission
(IPUC) issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability, thus deferring the unrealized gains or losses.

On January 1, 2001, Avista Utilities recorded a derivative commodity asset of $252.3 million and a derivative commodity liability of $36.1 million. The difference of $216.2 million was recorded as a regulatory liability in accordance with the accounting treatment prescribed by the accounting orders from the WUTC and IPUC discussed above. At March 31, 2001, the derivative commodity asset balance was $203.6 million, the derivative commodity liability balance was $79.1 million and the offsetting regulatory liability was $124.5 million. The asset balance is included in Deferred Charges - Utility Energy Commodity Derivative Assets, the liability balance is included in Non-Current Liabilities and Deferred Credits - Utility Energy Commodity Derivative Liabilities, and the regulatory liability is included in Non-Current Liabilities and Deferred Credits -- Other on the Consolidated Balance Sheets.

NOTE 2. ENERGY COMMODITY TRADING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have adopted policies and procedures to manage the risks, both quantitative and qualitative, inherent in these activities.

AVISTA CORPORATION
--------------------------------------------------------------------------------

AVISTA UTILITIES

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under firm long-term contracts having terms of more than one year. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements and to sell any surplus at the best available price.

Avista Utilities protects itself against price fluctuations on electric energy by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and limit the exposure to market risk. Avista Energy is responsible for the daily management of gas resources to meet the requirements of Avista Utilities customers. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by Avista Utilities for speculative trading purposes. The market values of natural gas derivative commodity instruments held by Avista Utilities at March 31, 2001, and December 31, 2000, were a $1.8 million net liability and a $1.0 million net asset, respectively.

AVISTA ENERGY

Contract Amounts and Terms Under Avista Energy's derivative instruments, Avista Energy either (i) as "fixed price payor," is obligated to pay a fixed price or amount and is entitled to receive the commodity or a fixed amount or (ii) as "fixed price receiver," is entitled to receive a fixed price or amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as "index price payor," is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as "index price receiver," is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy's derivative commodity investments outstanding at March 31, 2001, are set forth below (in thousands of mmBTUs and MWhs):

                                   Fixed Price     Fixed Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   -----------     -----------    --------------
      Energy commodities (volumes)
         Natural gas                 109,238          97,825           3
         Electric                    133,599         127,350          20

                                   Index Price     Index Price       Maximum
                                      Payor         Receiver      Terms in Years
                                   -----------     -----------    --------------
      Energy commodities (volumes)
         Natural gas                 631,014         670,942           4
         Electric                        903             436           4

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

Fair Value The fair value of Avista Energy's derivative commodity instruments outstanding at March 31, 2001, and the average fair value of those instruments held during the three months ended March 31, 2001, are set forth below (dollars in thousands):

                                   Fair Value                                    Average Fair Value for the
                              as of March 31, 2001                            three months ended March 31, 2001
               ---------------------------------------------------   ---------------------------------------------------
                Current     Long-term      Current      Long-term     Current     Long-term      Current      Long-term
                 Assets       Assets     Liabilities   Liabilities     Assets       Assets     Liabilities   Liabilities
               ----------   ----------   -----------   -----------   ----------   ----------   -----------   -----------
Natural gas    $  365,622   $   88,886   $  344,983    $   88,184    $  404,138   $  107,096   $  388,548    $  104,763
Electric        7,475,644    1,539,901    7,380,089     1,447,356     7,494,151    1,390,851    7,390,940     1,299,194
Emission
  allowances          916           --          103            --           916           --          103            --
               ----------   ----------   ----------    ----------    ----------   ----------   ----------    ----------
Total          $7,842,182   $1,628,787   $7,725,175    $1,535,540    $7,899,205   $1,497,947   $7,779,591    $1,403,957

The weighted average term of Avista Energy's natural gas and related derivative commodity instruments as of March 31, 2001, was approximately six months. The weighted average term of Avista Energy's electric derivative commodity instruments at March 31, 2001, was approximately six months. The change in the fair value position of Avista Energy's energy commodity portfolio, net of the reserves for credit and market risk, from December 31, 2000, to March 31, 2001, was a decrease of $6.7 million and is included in the Consolidated Statements of Income in operating revenues.

NOTE 3. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

                                                          1st Quarter
                                                       ------------------
                                                        2001       2000
                                                       -------   --------
Net income                                             $29,403   $ 10,525
Less: Preferred stock dividends                            608     21,910
                                                       -------   --------
Income available for common stock-basic and diluted    $28,795   $(11,385)

Weighted-average number of common shares
  outstanding-basic                                     47,237     41,297
Conversion of Convertible Preferred Stock, Series L         --      7,624
Restricted stock                                             6         99
Stock options                                               --        504
                                                       -------   --------
Weighted-average number of common shares
  outstanding-diluted                                   47,243     49,524
                                                       =======   ========

Earnings per common share, Basic and Diluted           $  0.61   $  (0.28)

AVISTA CORPORATION
--------------------------------------------------------------------------------

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

SECURITIES LITIGATION

On July 27, 2000, John Bain filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the Company and Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, a Senior Vice President and the Chief Financial Officer of the Company. On August 2, 2000, Wei Cao and William Dalton filed separate lawsuits in the same Court against the Company and Mr. Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. On November 9, 2000, the court entered an order consolidating the cases, appointing the lead stockholder-plaintiff, and appointing lead stockholders-plaintiffs' counsel to prosecute the litigation. On February 13, 2001, plaintiffs filed their First Amended and Consolidated Class Action asserting claims on behalf of a purported class of persons who purchased Company common stock during the period April 14, 2000, through June 21, 2000. In their consolidated complaint, plaintiffs assert violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company's Annual Report on Form 10-K for the year 1999, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and in other information made publicly available by the Company, and, further, claim that plaintiffs and the purported class suffered damages as a result thereof. Such alleged misstatements and omissions are claimed to relate to the Company's trading activities in wholesale energy markets, the Company's risk management policies and procedures with respect thereto, and the Company's trading losses in the second quarter of 2000. The plaintiffs request, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. On March 29, 2001, the Company filed a Motion to Dismiss the Consolidated Complaint, which will be heard by the Court on May 31, 2001. The Company denies liability and intends to defend the consolidated lawsuit vigorously.

The staff of the Securities and Exchange Commission has requested from the Company certain information regarding Avista Utilities' wholesale trading activities and its risk management policies and procedures with respect thereto. The Company is complying with this request.

COMMODITY FUTURES TRADING COMMISSION INVESTIGATION

Avista Energy and one or more of its former employees are the subject of an investigation by the Commodity Futures Trading Commission (CFTC) into futures trading of certain Palo Verde and California Oregon Border electricity futures contracts traded on the New York Mercantile Exchange on four separate dates in 1998. The Company has received notice from the CFTC's Division of Enforcement (Division) that the Division will recommend to the CFTC Commissioners that it be authorized to bring charges of manipulation, attempted manipulation and other charges in connection with trading on those four dates. The Company intends to submit what is informally known as a "Wells Submission" setting forth reasons why charges should not be brought.

STATE OF WASHINGTON BUSINESS AND OCCUPATION TAX

The State of Washington's Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the years 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20% of the energy futures trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its futures trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal has been filed with the DOR and Avista Energy expects a determination before the end of 2001. Avista Energy is prepared to seek relief in the Washington courts if a satisfactory determination is not received.

AVISTA CORPORATION
--------------------------------------------------------------------------------

HAMILTON STREET BRIDGE SITE

A portion of the Hamilton Street Bridge Site in Spokane, Washington, (including a former coal gasification plant site which operated for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington's Department of Ecology (DOE) that it had been designated as a potentially liable party (PLP) with respect to any hazardous substances located on this site, stemming from the Company's past ownership of the former gas plant site. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and to implement appropriate remedial measures. The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs.

An Agreed Order was signed by the DOE, the Company and Burlington Northern & Santa Fe Railway Co. (another PLP) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which has been accepted as final by the DOE. The Company also received comments from the DOE pertaining to the feasibility study, which outlines cleanup alternatives. Another feasibility study, which responded to the DOE comments, was submitted to the DOE on October 13, 2000. The Company received final comments and submitted another draft of the feasibility study in November of 2000, which was accepted. The public comment period ran from December 15, 2000 through January 18, 2001. A preliminary draft of a Clean-up Action Plan
(CAP) was received from the DOE on April 27, 2001, and is currently being reviewed by the Company and Burlington Northern & Santa Fe Railway Co.

SALE OF CERTAIN PENTZER CORPORATION (PENTZER) SUBSIDIARIES

On February 26, 2001, IDX Corporation, formerly known as Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $9 million. Pentzer has retained legal counsel and intends to vigorously defend against this action.

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

AVISTA CORPORATION
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Avista Corporation (Avista Corp. or the Company) operates as an energy, information and technology company with a regional utility operation and subsidiary operations located in the Pacific Northwest. The Company's operations are organized into four lines of business - Avista Utilities, Energy Trading and Marketing, Information and Technology, and Avista Ventures and Other. Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., owns all of the subsidiary companies engaged in the other lines of business.

Avista Utilities is responsible for electric generation, production, and transmission, and electric and natural gas distribution services. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas-fired combustion turbine (CT) generating units. It also owns a 15% share in a two-unit coal-fired generating facility and leases and operates two additional natural gas-fired CT generating units. In addition, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under firm long-term contracts having terms of more than one year. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements, as it operates the lowest-cost resources to serve its load requirements, and to sell any surplus at the best available price.

The Energy Trading and Marketing line of business excludes the regulated utility operations, Avista Utilities, and is comprised of Avista Energy, Inc. (Avista Energy), Avista Power, LLC (Avista Power) and Avista-STEAG, LLC (Avista-STEAG). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Systems Coordinating Council (WSCC). Avista Power was formed to develop and own generation assets. Avista-STEAG is a joint venture between Avista Capital and STEAG AG, a German independent power producer, to develop electric generating assets. On April 27, 2001, Avista Capital provided its notice of termination of the Avista-STEAG, LLC, originally formed for the purpose of jointly developing sites for power projects.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to commercial and industrial customers in North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer or industrial user and fuel cell components. See Item 5. Other Information for additional details. Avista Communications is an Integrated Communications Provider (ICP) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Western United States. Avista Corp. is seeking additional partners for Avista Communications as part of its overall strategic focus on generating shareholder value.

The Avista Ventures and other line of business includes Avista Ventures, Inc. (Avista Ventures) and several other minor subsidiaries. This line of business is responsible for investing in business opportunities that have potential value in the lines of business in which the Company is already involved.

SIGNIFICANT CHANGES IN ENERGY MARKETS

Beginning in the second quarter of 2000, the price of power and natural gas in the Western wholesale market increased considerably and became much more volatile. Price ranges are remaining at levels significantly above historic levels in the Pacific Northwest and throughout the WSCC. Federal and state officials, including the FERC, the California Public Utility Commission and the Attorneys General of California, Oregon and Washington, have commenced reviews to determine the causes of the changes in the wholesale energy markets.

AVISTA CORPORATION
--------------------------------------------------------------------------------

California's two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on several hundred million dollars of payment obligations owed to various creditors in the first quarter of 2001. The PG&E and SCE defaults resulted in subsequent defaults by the California Power Exchange (CalPX), California Independent System Operator (CalISO) and Automated Power Exchange (APX). The latter three parties have defaulted on their payment obligations to Avista Energy. On March 10, 2001, the CalPX filed in the U.S. Bankruptcy Court for the Central District of California a voluntary petition under Chapter 11 of the bankruptcy code. The Bankruptcy Court has appointed Avista Energy and other market participants to a Creditors Committee to participate in the CalPX bankruptcy proceedings.

The Governor of California invoked emergency executive powers to seize certain power contracts (called "block forward contracts") between the CalPX and, respectively, PG&E and SCE after PG&E's and SCE's defaults. The block forward contracts would have been significant assets of the CalPX bankruptcy estate if they had not been so removed by the Governor. The CalPX initiated a claim to the Victim Compensation and Government Claims Board of the State of California for compensation related to the seized block forward contracts. The Creditors Committee is pursuing an agreement with the CalPX to assume control over the Victims Compensation claim and various other litigation on behalf of the CalPX, the CalPX bankruptcy estate and the market participants.

The CalPX began levying backcharges in January 2001 by withholding amounts payable to participants and invoicing additional amounts. On February 9, 2001, Avista Energy obtained a Temporary Restraining Order (TRO) in Federal Court in the Central District of California, suspending the backcharges. On March 5, 2001, the Court issued a preliminary injunction that continued the relief granted by the TRO and required the escrowing of amounts received by the CalPX. Avista Energy joined in a group of nine complainants filing with the FERC to: 1) take action to declare the backcharge practices to be contrary to the tariff's purpose, 2) declare the backcharges to be inoperable because of the removal of the SCE and PG&E block forward contracts, and 3) invoke jurisdiction over the CalPX in winding up its affairs. On April 6, 2001, the FERC issued its order granting a permanent bar from the backcharge practice and ruled the prior backcharges to be invalid. The FERC has been asked to clarify the treatment of previously paid backcharges by any CalPX participants.

At March 31, 2001, Avista Energy's accounts receivable related to defaulting parties in California, net of reserves, were approximately $24 million.

On April 6, 2001, PG&E filed in the U.S. Bankruptcy Court for the Central District of California a voluntary petition under Chapter 11 of the bankruptcy code. PG&E is a significant debtor to the CalPX and the CalISO which, as described above, has defaulted on obligations to Avista Energy. None of Avista Corp.'s business units is owed obligations directly by PG&E. Avista Energy is actively engaged in the PG&E bankruptcy proceedings to further protect its interests in the CalPX and CalISO debts.

The Company expects to post earnings per share of between $0.85 and $1.10 per diluted share for the full year of 2001. These expectations reflect a contribution of between $0.90 and $1.00 from Avista Utilities based on current streamflow and weather projections, anticipated purchased power prices and the continued ability to defer excess purchased power costs; Avista Energy's potential to earn between $0.90 and $1.00; and partial offsets related to continued support of the Company's information and technology businesses. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under "Safe Harbor for Forward Looking Statements." See "Liquidity and Capital Resources" for additional information.

RESULTS OF OPERATIONS

OVERALL OPERATIONS

First quarter 2001 net income available for common stock was $28.8 million, compared to a loss of $11.4 million in the first quarter of 2000. On February 16, 2000, all outstanding shares of Series L Preferred Stock were converted into shares of common stock, which resulted in a one-time charge of $21.3 million to preferred stock dividend requirements. The primary reason for the increase in 2001 was income available for common stock of $27.1 million recorded by the Energy Trading and Marketing line of business, after a loss of $3.5 million in 2000 recorded by this business segment. Avista Energy continues to benefit from a well-positioned portfolio in the volatile Pacific Northwest and western energy markets. Losses from Avista Energy in 2000 were primarily due to the liquidation of its Eastern electric book and associated operating costs to close its Eastern operations in Houston and Boston.

AVISTA CORPORATION
--------------------------------------------------------------------------------

Avista Utilities' operations had income available for common stock of $12.5 million compared to a loss of $2.1 million in the first quarter of 2000. First quarter 2000 earnings for Avista Utilities were negatively affected by the conversion of the preferred securities. Excluding the effect of the preferred stock conversion, net income available for common stock for the first quarter of 2000 from Avista Utilities would have been $19.2 million. Increased operating revenues were more than offset by increased resource costs, resulting in lower gross margin related to electric sales compared to the first quarter of 2000. During the first quarter of 2001, a portion of wholesale revenues and higher purchased power costs were offset and deferred through a balancing account approved by the WUTC and IPUC. On April 30, 2001, a settlement was reached between Avista Utilities, the staff of the WUTC, the Public Counsel Section of the Washington Attorney General's Office and the Industrial Customers of Northwest Utilities, which calls for the extension of the Washington deferral accounting mechanism to run through 2003. The Information and Technology line of business incurred a loss of $7.7 million in the first quarter of 2001 compared to a loss of $5.7 million in the first quarter of 2000 as these businesses continued to grow their operations. The Avista Ventures and Other line of business incurred a loss of $3.1 million in the first quarter of 2001 compared to a loss of $0.1 million in the first quarter of 2000.

Overall reported diluted earnings per share for the first quarter of 2001 were $0.61, compared to a loss of $0.28 in 2000. The Energy Trading and Marketing operations contributed $0.57 per diluted share in the first quarter of 2001 compared to a loss of $0.09 in the same period in 2000. Avista Utilities contributed $0.26 per diluted share in 2001 compared to a loss of $0.05 per share for the first quarter of 2000 as a result of the preferred dividend charge in 2000. Excluding the effect of the preferred stock conversion, Avista Utilities would have reported earnings of $0.39 per share in 2000. The Information and Technology operations had a loss of $0.16 per diluted share in 2001 compared to a loss of $0.14 in 2000. The Avista Ventures and Other operations recorded a loss of $0.06 for the first quarter of 2001 compared to break even in 2000.

AVISTA UTILITIES

Avista Utilities' pre-tax income from operations decreased $10.0 million, or 21%, in the first quarter of 2001 from the same period in 2000. The decrease was primarily the result of decreased gross margin. Avista Utilities' operating revenues and expenses increased $117.1 million and $127.0 million, respectively, during the first quarter of 2001 as compared to 2000.

During the first quarter of 2001, Avista Utilities deferred $21.4 million in power costs in Washington and $8.3 million in Idaho under the power cost adjustment mechanism currently in place. The total balance of deferral costs for Washington was $56.0 million and $11.0 million for Idaho at March 31, 2001.

On April 30, 2001, a settlement agreement was reached between the Company, the staff of the WUTC, the Public Counsel Section of the Washington Attorney General's Office and the Industrial Customers of Northwest Utilities to extend the Washington deferral accounting mechanism through February 2003. Avista Utilities expects to move into a surplus power position by July 2002, ultimately reducing the power-cost deferral balance to zero by the end of February 2003 and minimizing the need to increase retail rates to customers. The power-cost deferral balance reduction is dependent, however, upon streamflow conditions, thermal plant performance, level of retail loads, wholesale market prices and additional generating resources being put into operations as planned during the deferral period. The commission has been requested to approve the agreement by the end of May 2001.

Retail electric revenues decreased $7.3 million in the first quarter of 2001 from 2000 due to refunds to customers in January 2001 from the gain on the sale of the Company's interest in the Centralia thermal generation plant, which was sold in May 2000. Streamflows in the first quarter of 2001 were 53% of normal compared to 107% in the first quarter of 2000. Wholesale electric revenues increased $142.2 million, or 130%, while sales volumes decreased 50% during the first quarter of 2001 from 2000, reflecting average sales prices that were 355% higher for purchased power in the region. Natural gas revenues increased $38.8 million in the first quarter of 2001 from 2000 due to increased prices approved by state commissions and increased therm sales, primarily due to customer growth and increased usage due to weather.

Average purchased power prices in the first quarter of 2001 were 284% higher than in the first quarter of 2000, resulting in a $124.3 million, or 153%, increase in purchased power expense. The $56.0 million deferral of power costs pursuant to the WUTC accounting order and the $11.0 million deferred under the Idaho PCA partially offset

AVISTA CORPORATION
--------------------------------------------------------------------------------

purchased power expenses. Volume decreased 34% from the first quarter of 2000 to the first quarter of 2001. Purchased natural gas costs increased $36.9 million in the first quarter of 2001, due to increased prices and increased therm sales for the commodity. Fuel for generation increased $12.6 million due to increased generation at the thermal plants and the higher cost of natural gas.

As part of the Company's strategy to manage the decrease in electric resources caused by the current poor hydroelectric conditions and volatile energy markets, Avista Utilities is implementing several buy-back and rebate programs for residential, commercial and industrial customers. The programs are designed to encourage conservation. Additionally, Avista Utilities is pursuing the acquisition and construction of several small generation projects throughout its service territory. Avista Power is continuing construction on the 280 MW combined cycle natural gas turbine power plant at the Coyote Springs site near Boardman, Oregon. Permits and contract modifications are being filed to transfer ownership from Avista Power to Avista Utilities. See Item 5. Other Information for additional details.

ENERGY TRADING AND MARKETING

Energy Trading and Marketing includes the results of Avista Energy, Avista Power and Avista-STEAG. Avista Energy maintains an energy trading portfolio that it marks to fair market value on a daily basis (mark-to-market accounting), and which may cause earnings variability in the future. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For longer-term positions, in addition to market prices, a model based on forward price curves is also utilized.

Energy Trading and Marketing's income available for common stock for the first quarter of 2001 was $27.1 million, compared to a loss of $3.5 million in the first quarter of 2000. Avista Energy's operations continue to be positively affected by a well-positioned portfolio in the volatile Pacific Northwest and western electric markets. Avista Energy shut down its operations in Houston and Boston during the first and second quarters of 2000.

Energy Trading and Marketing's revenues and operating expenses increased $638.7 million and $596.1 million, respectively, in the first quarter of 2001 over 2000. The increase in revenues and expenses is primarily the result of significantly higher prices as electric sales volumes dropped 62% from the first quarter of 2000.

Energy Trading and Marketing's total assets and liabilities increased $70.4 million from December 2000 to March 2001. The majority of this increase is due to Avista Power's construction in progress increasing as a result of the current construction at the Coyote Springs 2 project. This project will be transferred to Avista Utilities. Energy Trading and Marketing's administrative and general expenses rose $7.5 million over the first quarter of 2000 due to increased incentive compensation expenses at Avista Energy.

INFORMATION AND TECHNOLOGY

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Income available for common stock for the first quarter of 2001 was a loss of $7.7 million, compared to a loss of $5.7 million in 2000. Operating revenues and expenses for this line of business increased $3.1 million and $6.5 million, respectively, during the first quarter of 2001 over 2000, primarily due to growth in each of the individual businesses.

AVISTA VENTURES

The Avista Ventures line of business includes the results of Avista Ventures and several other minor subsidiaries. Income available for common stock from this line of business was a loss of $3.1 million in the first quarter of 2001, compared to a loss of $0.1 million in 2000. Operating revenues and expenses from this line of business decreased $1.4 million and $4.1 million, respectively, during the first quarter of 2001, as compared to 2000.

AVISTA CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERALL OPERATIONS

Operating Activities Operating activities in the first three months of 2001 provided net cash of $65.4 million, compared to $88.1 million for the same period in 2000. Net income for the first three months of 2001 was $29.4 million compared to $10.5 million in 2000. Cash expended for power and natural gas, but deferred for later recovery, was the primary reason for the decrease in cash from operating activities. Power and natural gas cost deferrals and amortizations increased $67.2 million over 2000 primarily due to the effect of increased purchased power prices, fuel for generation and natural gas costs. Working capital components, primarily receivables and payables and other accrued liabilities, continued to change substantially upward in the 2001 period, primarily due to Avista Energy's operations, as a result of increased costs for power and natural gas.

Investing Activities Investing activities used net cash of $74.7 million in the first three months of 2001 compared to $19.0 million in the same period in 2000. The increase was primarily the result of capital expenditures, including $29.5 million for the construction of the Coyote Springs 2 generating project.

Financing Activities Net cash provided by financing activities totaled $20.1 million in the first three months of 2001 compared to a $63.1 million net use of cash in 2000. Short-term borrowings increased $49.8 million but were offset by $25.1 million of long-term debt that matured in the first three months of 2001. In the first three months of 2000, short-term borrowings decreased $36.0 million and $16.0 million of long-term debt matured or was redeemed.

On April 3, 2001, the Company issued $400.0 million of 9.75% Senior Notes (Notes) due June 1, 2008. The $389.3 million in net proceeds will be used to fund a portion of construction expenditures, pay down balances outstanding under the revolving line of credit or for other corporate purposes. The Notes are issued under an indenture that, among other things, restricts the ability of the Company and its subsidiaries from engaging in certain activities, including certain transactions with affiliates.

During the first quarter of 2001, $15 million of Secured Medium-Term Notes, with rates of 7.59% and 7.60%, and $10 million of Unsecured Medium-Term Notes, with a rate of 9.57%, matured.

In the first quarter of 2001, the Company issued 92,400 shares of common stock for $1.5 million under the Dividend Reinvestment Plan and the Employee Investment Plan.

The Company's cash flows have been affected because of the higher power and natural gas costs, as well as cash collateral required for counterparties and trading at Avista Energy. The higher power and natural gas prices are expected to continue to affect cash flows during 2001. The natural gas costs incurred to serve Avista Utility's retail customers are generally recovered or expected to be recovered in retail rates, however, there is a lag between the time the costs are incurred by the Avista Utilities and the time they are collected from customers. Costs in excess of those included in rates are deferred as an asset on the balance sheet. Costs during 2001 are expected to continue to exceed the levels included in rates and, as a result, deferral balances are expected to increase during 2001. Because of the continuing high level of power and natural gas prices, a significant change in Company resource availability (such as hydroelectric generation) or customer demand could have a significant positive or negative impact on expected deferrals and cash flows. On an interim basis, the Company has used its revolving line of credit to fund these costs to the extent that they exceed the cash flows available from operations. The Company is negotiating to finance a majority of the construction costs for the Coyote Springs 2 project with a construction loan that would match the construction period.

The California energy crisis discussed earlier has had an impact on banks' willingness to extend credit to energy and utility companies. Banks are particularly concerned with the credit of companies in California and those in the West with exposure to California or the potential to be impacted by what ultimately happens in California. This may impact the Company's ability to obtain financing from traditional sources. However, the Company currently expects that it will be able to obtain financing required to meet its capital and operating needs on reasonable terms.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates annually. External financings and cash provided by operating activities remain the Company's primary source of funds for operating needs, dividends and capital expenditures. Capital expenditures are financed on an interim basis with notes

AVISTA CORPORATION
--------------------------------------------------------------------------------

payable (due within one year). The Company has two committed lines of credit that total $230 million, and both expire on June 26, 2001. The Company is currently in the process of renewing these committed lines of credit. The Company also has a $50 million regional commercial paper program that is backed by the committed lines of credit. As of March 31, 2001, $213 million was outstanding under the committed line of credit.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of March 31, 2001, Avista Corp. had short-term notes receivable of $176.7 million from Avista Capital of which $83.7 million of the receivables represents loans to Avista Power for the Coyote Springs 2 project.

On February 16, 2000, the Company exercised its option to convert all the remaining outstanding shares of Series L Preferred Stock into common stock. The RECONS were also converted into common stock on the same conversion date, and each of the RECONS was converted into the following: 0.7205 shares of common stock, representing the optional conversion price; plus 0.0361 shares of common stock, representing the optional conversion premium; plus the right to receive $0.21 in cash, representing an amount equivalent to accumulated and unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

ENERGY TRADING AND MARKETING OPERATIONS

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with two commercial banks in the aggregate amount of $80 million, decreasing to $70 million at the end of the agreement, and expiring May 31, 2001. Avista Energy is in the process of renewing the line of credit. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the banks' sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy's assets. The maximum amount of credit extended by the banks for cash advances is $30 million, with availability of up to $70 million (less the amount of outstanding cash advances, if any) for the issuance of letters of credit. At March 31, 2001, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $22 million.

Avista Capital, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. The Company's investment in Avista Capital totaled $378.4 million at March 31, 2001.

As of March 31, 2001, Avista Capital had loaned $21.6 million to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $50.2 million as of March 31, 2001, and is included in the Consolidated Balance Sheets in prepayments and other. Avista Energy held cash deposits from other parties in the amount of $114.1 million as of March 31, 2001, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

At March 31, 2001, the Energy Trading and Marketing operations had $203.4 million in cash, including the $114.1 million of collateral posted by other parties, with $0.8 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets in Current portion of long-term debt).

Avista Power, as a 49% owner, and Cogentrix Energy, Inc. are jointly building a 270 megawatt natural gas combustion turbine facility in Rathdrum, Idaho, with 100% of its output contracted to Avista Energy for 25 years. Commercial generation is expected to occur no later than the third quarter of 2001. The total cost of the project is estimated at $160 million; Avista Power's equity in the project is approximately $16 million.

AVISTA CORPORATION
--------------------------------------------------------------------------------

INFORMATION AND TECHNOLOGY OPERATIONS

At March 31, 2001, the Information and Technology operations had $1.7 million in cash and temporary investments, with $2.2 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets in Current portion of long-term debt).

AVISTA VENTURES OPERATIONS

At March 31, 2001, Avista Ventures operations had $4.1 million in cash and temporary investments with $0.7 million in long-term debt outstanding (the current portions of which are included on the Consolidated Balance Sheets in Current portion of long-term debt).

TOTAL COMPANY

The Company's total common equity increased $26.1 million during the first three months of 2001 to $750.3 million. The Company's consolidated capital structure, including the current portion of long-term debt and short-term borrowings at March 31, 2001, was 52% debt, 7% preferred securities and 41% common equity, compared to 52% debt, 8% preferred securities and 40% common equity at December 31, 2000.

BUSINESS RISK

The Company's market risks related to commodity prices, credit, operations, interest rates and foreign currency have not changed materially from those reported in the 2000 Form 10-K.

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation - Avista Utilities," hydroelectric conditions in 2001 are significantly below normal, leading to greater than normal reliance on purchased power, thermal plant generation and new generating resources. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased costs for recovery in future periods. Avista Utilities' deferred power and natural gas costs are expected to increase further before they begin to decline. Avista Utilities cannot fully predict how the combination of energy resources, energy loads, prices and other factors will ultimately drive deferral costs.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, the availability and prices of purchased power, volatility and illiquidity in wholesale energy markets, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See "Safe Harbor for Forward Looking Statements" in the Company's 2000 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources: Business Risk."

AVISTA CORPORATION
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Avista Utilities On February 27, 2001, Avista Corp. and the Spokane County Air Pollution Control Authority (SCAPCA) reached an agreement to extend the operating hours of Avista Utilities' 60 MWH Northeast Combustion Turbine power plant located in Spokane. The 90-day extended operating period began February 21, 2001. The agreement allows Avista Utilities to use the plant to temporarily bring on added generating capacity for the benefit of its customers and the region during a time of increased energy demand and continued energy market volatility. The plant, which is a reserve unit, has an operating license that limits its use to a specified number of hours during times of peak power demand. Extended operation of the plant was approved after SCAPCA determined, through air emission modeling and projections, that extended operation of the turbine would not adversely impact air quality.

Because emissions from the plant will exceed current permit limits during this period of extended operations, Avista Utilities has agreed to develop an "environmental offset project" to achieve future, verifiable emission reductions in Spokane's federally designated non-attainment areas. The reductions are to be equal to the amount of emissions created by the turbines during the extended operating period. Avista Utilities will bear the cost of the project, with project details to be worked out between the Company and SCAPCA.

Recognizing the ongoing impact of increased natural gas prices and a colder-than-normal winter, Avista Utilities, as part of the agreement with SCAPCA, made an additional contribution to low-income energy assistance funds in its service area. The agreement calls for the contributed amount to be based on the number of hours of plant operation during the 90-day period, which could exceed $300,000.

The WUTC and IUPC have approved Avista Utilities' plan to pay consumers who reduce electricity use by more than 5% compared with the same billing period last year. The plan is to pay $0.05 per kilowatt-hour saved beyond the threshold. The program will be in effect May 15, 2001, through October 12, 2001. The WUTC also gave permission to increase a surcharge supporting energy conservation programs and a second surcharge to support low-income energy assistance programs.

Avista Utilities is considering placing several small diesel and natural gas-fired generators around Washington and North Idaho at sites near transmission lines. Site and air-pollution permits are required prior to the facilities' operations. The sites and equipment used could be in place for as long as 10 years.

On May 1, 2001, the IPUC directed the Company to file testimony in response to a petition filed by Potlatch Corporation (Potlatch) with the IPUC requesting that the Commission require Avista Utilities to serve the entirety of its Lewiston facility's electrical requirements (approximately 100 MW) at embedded cost rates. Since 1992 Potlatch has received service under a special contract for entities qualifying under the Public Utility Regulatory Policies Act of 1978 (PURPA) with none of its load served at average embedded cost rates. Additionally, 55 to 59 MW of the 100 MW being requested for service by Potlatch for service after January 1, 2002 would constitute "new load" for Avista Utilities, as Potlatch currently meets this load requirement through self-generation. Potlatch would plan to sell their self-generation on the open market. Avista Utilities believes that previous Commission rulings require denial of Potlatch's request for service at average embedded cost rates. Avista Utilities, in its April 12, 2001, response to Potlatch's petition, alleges that the Commission's intention in such a situation, is for the parties to negotiate a contract reflecting the marginal (incremental) costs of new resources to serve a load of this magnitude. In order to comply with Potlatch's request, it would be necessary for Avista Utilities to acquire more new resources at marginal costs that are at least twice Avista Utilities' average embedded cost of service.

Avista Labs On March 1, 2001, Avista Labs completed the formation of a new company, H2fuel, LLC, to develop and commercialize a new technology for manufacturing hydrogen for fuel cells. Avista Labs owns a 70 percent interest in H2fuel. The remaining interest is owned by Unitel Fuels Technologies, LLC. Avista Labs will transfer its ongoing fuel processor development work to H2fuel.

Regional Transmission Organizations (RTO) Avista Utilities and five other Western utilities have taken steps toward the formation of an Independent Transmission Company (ITC), TransConnect, which would serve six states. TransConnect would be a member of the planned regional transmission organization, RTO West, a non-profit entity. The new for-profit ITC company would own or lease the high voltage transmission facilities currently held by Avista Utilities, Montana Power Co., Puget Sound Energy Corp., Portland General Electric Co., Nevada Power Co. and Sierra

AVISTA CORPORATION
--------------------------------------------------------------------------------

Pacific Power Co. The proposal was filed October 17, 2000, in response to the FERC's Order No. 2000, which requires utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation. On April 25, 2001, the FERC issued the RTO West/TransConnect order granting, with modifications, the companies' petition. Avista Utilities will be actively discussing this order to determine the effects of the modifications and the impact to potential ITC development. Outcomes of this process must be resubmitted to the FERC by December 1, 2001. When a final proposal emerges it must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies' decision to move forward with the formation of TransConnect will ultimately depend on the economics and conditions related to the formation of TransConnect, as well as the economics and conditions related to the regulatory approval process.

Lake Coeur d' Alene Court Decision On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d' Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d' Alene and the St. Joe River lying within the current boundaries of the Coeur d' Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d' Alene. The United States District Court decision was affirmed by the Ninth Circuit Court of Appeals. The United States Supreme Court accepted the State of Idaho's petition for a writ of certiorari. The United States Supreme Court heard oral arguments on April 23, 2001, and a decision is expected within the next few months.

Temporary Price Caps On April 25, 2001, the FERC authorized California's electricity market monitors to impose price caps when they find that the available supply of electricity falls to within 7.5% of demand, a level the state calls a Stage 1 emergency. The caps would be based on what federal and state officials determine to be the highest costs of generation by the least efficient power plants serving the market at the time. The caps are effective on May 1, 2001, and will last one year. It is too early to determine the effects the temporary caps may have on Company earnings.

Spokane River PCBs On March 7, 2001, the Washington State Department of Ecology
(DOE) informed Avista Development of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, which was renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed December 1993. The SIP's treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development will likely be designated a potentially liable person (PLP) with respect to PCBs located in the Spokane River.

ADDITIONAL FINANCIAL DATA

At March 31, 2001, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company's consolidated financial statements, was approximately $679.5 million. Of such amount, $473.8 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $203.5 million represents secured indebtedness of the Company. The balance of $2.2 million represents indebtedness of subsidiaries. Consolidated long-term debt does not include the Company's subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. An additional $213.0 million of the Company's short-term debt outstanding under or backed by the committed lines of credit is secured.

The following table reflects the ratio of earnings to fixed charges:

                                                      12 Months Ended
                                                ---------------------------
                                                March 31,      December 31,
                                                  2001             2000
                                                  ----             ----
    Ratio of Earnings to Fixed Charges            3.46(x)          3.26(x)

AVISTA CORPORATION
--------------------------------------------------------------------------------

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

             4(f) 9.75% Senior Notes due June 1, 2008 Indenture, dated as of April 3, 2001.

            12 Computation of ratio of earnings to fixed charges and preferred dividend requirements.

    (b)  Reports on Form 8-K.

            Dated May 2, 2001, regarding a settlement agreement related to the
                  Company's power-cost deferral and recovery plan in Washington.

AVISTA CORPORATION
--------------------------------------------------------------------------------

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AVISTA CORPORATION
                                           ------------------
                                              (Registrant)



Date: May 15, 2001                         /s/  J. E. Eliassen
                                        -------------------------
                                             J. E. Eliassen
                                        Senior Vice President and
                                         Chief Financial Officer
                                        (Principal Accounting and
                                           Financial Officer)