Form 10-Q
period 2001-06-30
AVISTA CORP
filed 2001-08-14
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

                                               (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-3701

AVISTA CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0462470

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 East Mission Avenue, Spokane, Washington	99202-2600

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:        509-489-0500
Web site: http://www.avistacorp.com

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

Yes [X]        No [   ]

As of July 31, 2001, 47,474,045 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended June 30
Dollars in thousands, except per share amounts

	2001	2000

OPERATING REVENUES	$1,549,966	$1,353,414

OPERATING EXPENSES:

Resource costs	1,396,902	1,287,295

Operations and maintenance	26,816	24,676

Administrative and general	38,472	35,040

Depreciation and amortization	19,684	18,832

Taxes other than income taxes	16,316	12,356

Exit costs — Avista Energy’s Eastern energy business	—	2,958

Total operating expenses	1,498,190	1,381,157

INCOME (LOSS) FROM OPERATIONS	51,776	(27,743)

OTHER INCOME (EXPENSE):

Interest expense	(28,747)	(15,230)

Net gain on subsidiary transactions	1,291	729

Other income-net	12,954	15,381

Total other income (expense)-net	(14,502)	880

INCOME (LOSS) BEFORE INCOME TAXES	37,274	(26,863)

INCOME TAXES	14,549	(5,370)

NET INCOME (LOSS)	22,725	(21,493)

DEDUCT — Preferred stock dividend requirements (Note 4)	608	608

INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$22,117	$(22,101)

Average common shares outstanding (thousands), Basic (Note 4)	47,372	47,113

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED (Note 4)	$0.47	$(0.47)

Dividends paid per common share	$0.12	$0.12

NET INCOME (LOSS)	$22,725	$(21,493)

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustment	72	16

Unrealized investment gains — net of tax	649	249

TOTAL OTHER COMPREHENSIVE INCOME	721	265

COMPREHENSIVE INCOME (LOSS)	$23,446	$(21,228)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands, except per share amounts

	2001	2000

OPERATING REVENUES	$3,593,315	$2,735,387

OPERATING EXPENSES:

Resource costs	3,278,678	2,545,956

Operations and maintenance	50,997	52,101

Administrative and general	76,101	59,747

Depreciation and amortization	40,704	37,982

Taxes other than income taxes	34,092	28,466

Exit costs — Avista Energy’s Eastern energy business	—	7,865

Restructuring charges — Pentzer	—	1,940

Total operating expenses	3,480,572	2,734,057

INCOME FROM OPERATIONS	112,743	1,330

OTHER INCOME (EXPENSE):

Interest expense	(50,330)	(29,966)

Net gain on subsidiary transactions	3,443	821

Other income-net	20,606	18,650

Total other income (expense)-net	(26,281)	(10,495)

INCOME (LOSS) BEFORE INCOME TAXES	86,462	(9,165)

INCOME TAXES	34,334	1,803

NET INCOME (LOSS)	52,128	(10,968)

DEDUCT — Preferred stock dividend requirements (Note 4)	1,216	22,518

INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$50,912	$(33,486)

Average common shares outstanding (thousands), Basic (Note 4)	47,305	44,205

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED (Note 4)	$1.08	$(0.76)

Dividends paid per share of common stock	$0.24	$0.24

NET INCOME (LOSS)	$52,128	$(10,968)

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustment	58	57

Unrealized investment gains — net of tax	2,214	403

TOTAL OTHER COMPREHENSIVE INCOME	2,272	460

COMPREHENSIVE INCOME (LOSS)	$54,400	$(10,508)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2001	2000

ASSETS:

CURRENT ASSETS:

Cash and cash equivalents	$249,859	$194,365

Temporary investments	3,828	1,058

Accounts and notes receivable—less allowances of $41,581 and $14,579, respectively	417,416	861,308

Energy commodity assets	1,546,883	7,956,229

Materials and supplies, fuel stock and natural gas stored	22,601	24,496

Prepayments and other current assets	29,627	54,244

Total current assets	2,270,214	9,091,700

UTILITY PROPERTY:

Utility plant in service	2,243,634	2,205,230

Construction work in progress	47,762	33,535

Total	2,291,396	2,238,765

Less: Accumulated depreciation and amortization	748,190	720,453

Net utility plant	1,543,206	1,518,312

OTHER PROPERTY AND INVESTMENTS:

Investment in exchange power—net	44,538	46,981

Non-utility properties and investments—net	316,988	219,450

Non-current energy commodity assets	685,512	1,367,107

Other property and investments—net	23,752	21,885

Total other property and investments	1,070,790	1,655,423

DEFERRED CHARGES:

Regulatory assets for deferred income tax	153,663	156,692

Other regulatory assets	185,718	5,407

Utility energy commodity derivative assets	26,733	—

Power and natural gas deferrals	216,168	75,648

Unamortized debt expense	38,248	27,874

Other deferred charges	28,779	32,868

Total deferred charges	649,309	298,489

TOTAL	$5,533,519	$12,563,924

LIABILITIES AND CAPITALIZATION:

CURRENT LIABILITIES:

Accounts payable	$503,268	$892,545

Energy commodity liabilities	1,426,656	7,834,007

Current portion of long-term debt	95,267	89,901

Short-term borrowings	—	163,160

Taxes and interest accrued	14,598	1,971

Other current liabilities	85,243	143,623

Total current liabilities	2,125,032	9,125,207

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:

Non-current liabilities	41,695	38,975

Deferred revenue	45,229	46,498

Non-current energy commodity liabilities	585,900	1,272,374

Utility energy commodity derivative liabilities	205,893	—

Deferred income taxes	499,595	446,310

Other deferred credits	77,126	95,530

Total non-current liabilities and deferred credits	1,455,438	1,899,687

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,953,049	1,539,030

COMMITMENTS AND CONTINGENCIES (Note 5)
TOTAL	$5,533,519	$12,563,924

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2001	2000

LONG-TERM DEBT:

First Mortgage Bonds:

Secured Medium-Term Notes:

Series A — 6.25% to 7.90% due 2002 through 2023	$124,500	$129,500

Series B — 6.50% to 7.89% due 2002 through 2010	59,000	74,000

Total first mortgage bonds	183,500	203,500

Unsecured Pollution Control Bonds:

Floating Rate, Colstrip 1999A, due 2032	66,700	66,700

Floating Rate, Colstrip 1999B, due 2034	17,000	17,000

6% Series due 2023	4,100	4,100

Total pollution control bonds	87,800	87,800

Unsecured Senior Notes

9.75% due 2008	400,000	—

Unsecured Medium-Term Notes:

Series A — 7.94% to 8.99% due 2003 through 2007	13,000	13,000

Series B — 6.75% to 8.23% due 2002 through 2023	79,000	89,000

Series C — 5.99% to 8.02% due 2007 through 2028	109,000	109,000

Series D — 8.625% due 2003	175,000	175,000

Total unsecured medium-term notes	376,000	386,000

Other long-term debt	1,971	2,619

Unamortized debt discount	(2,753)	(113)

Total long-term debt	1,046,518	679,806

COMPANY-OBLIGATED MANDATORILY REDEEMABLE

PREFERRED TRUST SECURITIES:

7 7/8%, Series A, due 2037	60,000	60,000

Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK — CUMULATIVE:

10,000,000 shares authorized:

Subject to mandatory redemption:

$695 Series K; 350,000 shares outstanding ($100 stated value)	35,000	35,000

Total subject to mandatory redemption	35,000	35,000

COMMON EQUITY:

Common stock, no par value; 200,000,000 shares authorized; 47,465,210 and 47,208,689 shares outstanding	615,502	610,741

Note receivable from employee stock ownership plan	(6,379)	(7,040)

Capital stock expense and other paid in capital	(11,692)	(11,696)

Other comprehensive income	1,549	(723)

Retained earnings	172,551	132,942

Total common equity	771,531	724,224

TOTAL CAPITALIZATION	$1,953,049	$1,539,030

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2001	2000

OPERATING ACTIVITIES:

Net income	$52,128	$(10,968)

Non-cash items included in net income:

Depreciation and amortization	40,704	37,982

Provision for deferred income taxes	55,593	(6,721)

Power and natural gas cost deferrals and amortizations	(141,075)	(5,718)

Gain on sale of property and subsidiary investments — net	(329)	(12,991)

Energy commodity assets and liabilities	(16,440)	11,884

Other — net	5,960	(292)

Changes in working capital components:

Sale of customer accounts receivables — net	(4,000)	6,000

Receivables and prepaid expense	456,560	(249,316)

Materials & supplies, fuel stock and natural gas stored	1,895	2,049

Payables and other accrued liabilities	(419,225)	190,477

Other	(12,521)	33,410

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,250	(4,204)

INVESTING ACTIVITIES:

Construction expenditures (excluding AFUDC)	(55,365)	(40,224)

Other capital requirements	(108,264)	(14,831)

Change in other noncurrent balance sheet items — net	(1,163)	4,658

Proceeds from property sales and sale of subsidiary investments	97	89,942

Assets acquired and investments in subsidiaries	(349)	(2,253)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(165,044)	37,292

FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowings	(163,160)	12,802

Proceeds from issuance of long-term debt	400,000	20,000

Redemption and maturity of long-term debt	(25,140)	(27,807)

Issuance of common stock, net of repurchases	5,423	1,843

Cash dividends paid	(12,586)	(15,747)

Other — net	(3,249)	(1,249)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	201,288	(10,158)

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,494	22,930

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	194,365	40,041

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249,859	$62,971

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) during the period:

Interest	$37,793	$30,078

Income taxes	(21,975)	21,529

Non-cash financing and investing activities:

Intangibles acquired through issuance of common stock	1,286	—

Changes due to SFAS 115 adjustment to investments	3,405	—

Property purchased under capitalized leases	469	—

Series L Preferred Stock converted to common stock	—	271,286

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended June 30
Dollars in thousands

	2001	2000

OPERATING REVENUES:

Avista Utilities	$317,066	$318,783

Energy Trading and Marketing	1,263,484	1,043,467

Information and Technology	6,217	2,228

Avista Ventures and Other	3,534	8,660

Intersegment eliminations	(40,335)	(19,724)

Total operating revenues	$1,549,966	$1,353,414

RESOURCE COSTS:

Avista Utilities:

Power purchased	$215,115	$269,569

Natural gas purchased for resale	33,368	22,665

Fuel for generation	26,159	9,883

Power and natural gas deferrals, net of amortization	(67,870)	(4,725)

Other	14,374	54,297

Energy Trading and Marketing:

Cost of sales	1,216,091	955,330

Intersegment eliminations	(40,335)	(19,724)

Total resource costs (excluding non-energy businesses)	$1,396,902	$1,287,295

GROSS MARGINS:

Avista Utilities	$95,920	$(32,906)

Energy Trading and Marketing	47,393	88,137

Total gross margins (excluding non-energy businesses)	$143,313	$55,231

OPERATIONS AND MAINTENANCE EXPENSES:

Avista Utilities	$17,752	$15,655

Energy Trading and Marketing	195	(50)

Information and Technology	5,076	2,611

Avista Ventures and Other	3,793	6,460

Total operations and maintenance expenses	$26,816	$24,676

ADMINISTRATIVE AND GENERAL EXPENSES:

Avista Utilities	$14,495	$16,077

Energy Trading and Marketing	10,832	9,562

Information and Technology	10,223	7,346

Avista Ventures and Other	2,922	2,055

Total administrative and general expenses	$38,472	$35,040

DEPRECIATION AND AMORTIZATION EXPENSES:

Avista Utilities	$15,137	$16,071

Energy Trading and Marketing	474	481

Information and Technology	3,230	1,315

Avista Ventures and Other	843	965

Total depreciation and amortization expenses	$19,684	$18,832

INCOME (LOSS) FROM OPERATIONS (PRE-TAX):

Avista Utilities	$34,517	$(92,023)

Energy Trading and Marketing	34,762	74,221

Information and Technology	(13,469)	(8,928)

Avista Ventures and Other	(4,034)	(1,013)

Total income (loss) from operations (pre-tax)	$51,776	$(27,743)

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended June 30
Dollars in thousands

	2001	2000

INCOME (LOSS) AVAILABLE FOR COMMON STOCK:

Avista Utilities	$9,521	$(62,645)

Energy Trading and Marketing	25,886	47,300

Information and Technology	(8,982)	(6,248)

Avista Ventures and Other	(4,308)	(508)

Total income (loss) available for common stock	$22,117	$(22,101)

ASSETS: (2000 amounts as of December 31)

Avista Utilities	$2,333,653	$2,129,614

Energy Trading and Marketing	3,055,967	10,271,834

Information and Technology	92,064	59,632

Avista Ventures and Other	51,835	102,844

Total assets	$5,533,519	$12,563,924

CAPITAL EXPENDITURES (excluding AFUDC):

Avista Utilities	$36,187	$23,068

Energy Trading and Marketing	52,868	101

Information and Technology	5,711	9,195

Avista Ventures and Other	—	221

Total capital expenditures	$94,766	$32,585

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2001	2000

OPERATING REVENUES:

Avista Utilities	$732,692	$617,326

Energy Trading and Marketing	3,008,378	2,149,655

Information and Technology	11,628	4,517

Avista Ventures and Other	9,224	15,774

Intersegment eliminations	(168,607)	(51,885)

Total operating revenues	$3,593,315	$2,735,387

RESOURCE COSTS:

Avista Utilities:

Power purchased	$458,548	$388,702

Natural gas purchased for resale	150,389	65,804

Fuel for generation	52,074	23,175

Power and natural gas deferrals, net of amortization	(134,506)	(5,781)

Other	9,359	67,921

Energy Trading and Marketing:

Cost of sales	2,911,421	2,058,020

Intersegment eliminations	(168,607)	(51,885)

Total resource costs (excluding non-energy businesses)	$3,278,678	$2,545,956

GROSS MARGINS:

Avista Utilities	$196,828	$77,505

Energy Trading and Marketing	96,957	91,635

Total gross margins (excluding non-energy businesses)	$293,785	$169,140

OPERATIONS AND MAINTENANCE EXPENSES:

Avista Utilities	$33,836	$31,922

Energy Trading and Marketing	205	518

Information and Technology	8,745	7,243

Avista Ventures and Other	8,211	12,418

Total operations and maintenance expenses	$50,997	$52,101

ADMINISTRATIVE AND GENERAL EXPENSES:

Avista Utilities	$29,023	$30,415

Energy Trading and Marketing	22,686	13,344

Information and Technology	20,004	12,225

Avista Ventures and Other	4,388	3,763

Total administrative and general expenses	$76,101	$59,747

DEPRECIATION AND AMORTIZATION EXPENSES:

Avista Utilities	$31,641	$32,756

Energy Trading and Marketing	947	1,133

Information and Technology	6,418	2,139

Avista Ventures and Other	1,698	1,954

Total depreciation and amortization expenses	$40,704	$37,982

INCOME (LOSS) FROM OPERATIONS (PRE-TAX):

Avista Utilities	$72,172	$(44,417)

Energy Trading and Marketing	70,845	67,674

Information and Technology	(25,155)	(17,190)

Avista Ventures and Other	(5,119)	(4,737)

Total income (loss) from operations (pre-tax)	$112,743	$1,330

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2001	2000

INCOME (LOSS) AVAILABLE FOR COMMON STOCK:

Avista Utilities	$21,985	$(64,699)

Energy Trading and Marketing	52,985	43,762

Information and Technology	(16,686)	(11,912)

Avista Ventures and Other	(7,372)	(637)

Total income (loss) available for common stock	$50,912	$(33,486)

ASSETS: (2000 amounts as of December 31)

Avista Utilities	$2,333,653	$2,129,614

Energy Trading and Marketing	3,055,967	10,271,834

Information and Technology	92,064	59,632

Avista Ventures and Other	51,835	102,844

Total assets	$5,533,519	$12,563,924

CAPITAL EXPENDITURES (excluding AFUDC):

Avista Utilities	$56,374	$41,646

Energy Trading and Marketing	93,298	114

Information and Technology	14,826	14,022

Avista Ventures and Other	379	695

Total capital expenditures	$164,877	$56,477

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2001 and 2000 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statements of income for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2000 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avista Corp. operates as an energy, information and technology company with a regional utility operation and subsidiary operations located in the Pacific Northwest. The utility portion of the Company, doing business as Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, is subject to state and federal price regulation. The other businesses are conducted under Avista Capital, which is the parent company to the Company’s non-regulated subsidiaries.

The Company’s operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale sales and purchases.

Basis of Reporting

The consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. All material intercompany transactions have been eliminated. The accompanying financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

Business Segments

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated operations. The Energy Trading and Marketing line of business operations are non-regulated, as contrasted with Avista Utilities’ operations. The Information and Technology line of business operations includes internet billing services, fuel cells and telecommunications. The Avista Ventures and Other line of business encompasses other investments and non-energy operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis.

Intersegment Eliminations

Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for energy commodities and services.

Reclassifications

Certain prior period amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common shareholders’ equity.

AVISTA CORPORATION

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify specific areas presenting difficulties in implementation. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities in the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138, on January 1, 2001.

Avista Utilities buys and sells power under forward contracts that are considered to be derivatives. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of capacity and energy. These contracts are generally entered into to manage Avista Utilities’ loads and resources. In conjunction with the issuance of SFAS No. 133, the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. As a result, unrealized gains or losses for Avista Utilities are not recognized in the statements of income and comprehensive income.

Avista Energy accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with EITF 98-10, “Accounting for Energy Trading and Risk Management Activities”, with unrealized gains and losses recognized in the income statement.

On January 1, 2001, Avista Utilities recorded a derivative commodity asset of $252.3 million and a derivative commodity liability of $36.1 million. The difference of $216.2 million was recorded as a net regulatory liability in accordance with the accounting treatment prescribed by the accounting orders from the WUTC and IPUC discussed above. As of June 30, 2001, the derivative commodity asset balance was $26.7 million, the derivative commodity liability balance was $205.9 million and the offsetting net regulatory asset was $179.2 million. The derivative commodity asset balance is included in Deferred Charges — Utility energy commodity derivative assets, the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits — Utility energy commodity derivative liabilities, and the offsetting net regulatory asset is included in Deferred Charges — Other regulatory assets on the Consolidated Balance Sheets. The amounts recorded as of January 1, 2001 and June 30, 2001, were based on Avista Utilities’ original interpretations of SFAS No. 133, 138 and the guidance of the FASB’s Derivative Implementation Group (DIG). Avista Utilities believed the majority of its long-term purchases and sales contracts for both capacity and energy qualified as normal purchases and sales under SFAS No. 133 and were not required to be recorded as derivative commodity assets and liabilities. Some contracts for less than one year in duration (short-term) are subject to booking out, whereby power may not be physically delivered. Avista Utilities believed these short-term contracts could not be classified as normal purchases and sales and were recorded as a derivative commodity asset or liability on the balance sheet.

Based on interpretations of recent DIG guidance and rulings, Avista Utilities has made changes to its accounting for certain contracts effective July 1, 2001. The DIG cleared issue C-15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” on June 29, 2001. This DIG issue allows for power purchase or sale agreements (including forward and option contracts) to qualify for the normal purchase and sale exception provided certain criteria are met. Avista Utilities is still evaluating criteria specific in this DIG issue in order to conclude whether or not certain long-term purchases and sales contracts with optionality (variable load factor or capacity) will be classified as normal purchases and sales. Avista Utilities will not record derivative commodity assets and liabilities for short-term contracts subject to booking out as it has been concluded these contracts can now qualify for the normal purchases and sales exception and will be documented as such.

Certain pending issues and other interpretations that may be issued by the DIG may change the conclusions that the Company has reached and, as a result, the accounting treatment and financial statement impact could change in the future.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, it carries over most of SFAS No. 125’s provisions without reconsideration. The standards addressed in this statement are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes

AVISTA CORPORATION

liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year 2000. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for using the purchase method; the use of the pooling-of-interests method is no longer permitted. The purchase method of accounting requires goodwill to be measured as the excess of the cost of an acquired entity over the estimated fair value of net amounts assigned to assets acquired and liabilities assumed. This statement also addresses the financial statement disclosure requirements pertaining to business combinations. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2. ENERGY COMMODITY TRADING

The Company’s energy-related businesses are exposed to risks relating to, but not limited to, changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have policies and procedures to manage quantitative and qualitative risks inherent in these activities.

Avista Utilities

Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities under firm long-term contracts having terms of more than one year in the wholesale market. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage patterns, weather, historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements and to sell any surplus at the best available price.

Avista Utilities protects itself against price fluctuations on electric energy by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and limit the exposure to market risk. Avista Energy is responsible for the daily management of gas resources to meet the requirements of Avista Utilities’ customers. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by Avista Utilities for speculative trading purposes. The market values of natural gas derivative commodity instruments held by Avista Utilities as of June 30, 2001 and December 31, 2000, were a $114.1 million net liability and a $1.0 million net asset,

AVISTA CORPORATION

respectively. The significant liability position as of June 30, 2001 is a result of forward commitments to purchase natural gas entered into at prices in excess of the current market price for natural gas.

Avista Energy

Contract Amounts and Terms      Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or amount and is entitled to receive the commodity or a fixed amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of June 30, 2001, are set forth below (in thousands of mmBTUs and MWhs):

	Fixed Price	Fixed Price	Maximum
	Payor	Receiver	Terms in Years

Energy commodities (volumes) Natural gas	128,885	125,959	3

Electric	125,499	123,052	19

	Index Price	Index Price	Maximum
	Payor	Receiver	Terms in Years

Energy commodities (volumes) Natural gas	721,548	748,682	4

Electric	898	441	4

Contract or notional amounts reflect the volume of transactions, but do not necessarily represent the dollar amounts exchanged by the parties to the derivative commodity instruments. Accordingly, contract or notional amounts do not accurately measure Avista Energy’s exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time.

Estimated Fair Value     The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2001, and the average estimated fair value of those instruments held during the six months ended June 30, 2001, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of June 30, 2001				six months ended June 30, 2001

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$293,778	$107,115	$269,041	$91,723	$367,352	$107,103	$348,712	$100,416

Electric	1,253,105	578,397	1,157,615	494,177	5,413,802	1,120,033	5,313,165	1,030,855

Emission allowances	—	—	—	—	611	—	69	—

Total	$1,546,883	$685,512	$1,426,656	$585,900	$5,781,765	$1,227,136	$5,661,946	$1,131,271

The weighted average term of Avista Energy’s natural gas and related derivative commodity instruments as of June 30, 2001 was approximately six months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2001 was approximately six months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk, from December 31, 2000, to June 30, 2001 was an increase of $2.9 million and is included in the Consolidated Statements of Income in operating revenues.

AVISTA CORPORATION

NOTE 3. FINANCINGS

Reference is made to the information relating to financings and borrowings as discussed under the caption “Liquidity and Capital Resources” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Net income (loss)	$22,725	$(21,493)	$52,128	$(10,968)

Less: Preferred stock dividends	608	608	1,216	22,518

Income (loss) available for common stock	$22,117	$(22,101)	$50,912	$(33,486)

Weighted-average number of common shares outstanding-basic	47,372	47,113	47,305	44,205

Restricted stock *	6	—	6	—

Stock options *	114	—	41	—

Weighted-average number of common shares outstanding-diluted	47,492	47,113	47,352	44,205

Earnings (loss) per common share, Basic and Diluted	$0.47	$(0.47)	$1.08	$(0.76)

*	Due to losses during the three and six months ended June 30, 2000, the common stock equivalents from outstanding restricted stock and stock options are not included in the calculations for the weighted-average number of common shares outstanding for diluted earnings (loss) per common share because the effect is antidilutive.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, that the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period. No assurance can be given, however, as to the ultimate outcome with respect to any particular issue.

Securities Litigation

On July 27, 2000, John Bain filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the Company and Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, a Senior Vice President and the Chief Financial Officer of the Company. On August 2, 2000, Wei Cao and William Dalton filed separate lawsuits in the same Court against the Company and Mr. Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. On November 9, 2000, the court entered an order consolidating the cases, appointing the lead stockholder-plaintiff, and appointing lead stockholders-plaintiffs’ counsel to prosecute the litigation. On February 13, 2001, plaintiffs filed their First Amended and Consolidated Class Action Complaint asserting claims on behalf of a purported class of persons who purchased Company common stock during the period April 14, 2000, through June 21, 2000. In their consolidated complaint, plaintiffs asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company’s Annual Report on Form 10-K for the year 1999, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and in other information made publicly available by the Company, and, further, claimed that plaintiffs and the purported class suffered damages as a result thereof. Such alleged misstatements and omissions were claimed to relate to the Company’s trading activities in wholesale energy markets, the Company’s risk management policies and procedures with respect thereto, and the Company’s trading losses in the second quarter of 2000. The plaintiffs requested, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. On March 29, 2001, the Company filed a Motion to Dismiss the Consolidated Complaint, which

AVISTA CORPORATION

was granted by the Court on June 14, 2001 without prejudice to allow the plaintiffs the opportunity to amend the complaint to seek to cure the deficiencies identified by the Court.

In October 2000, the staff of the Securities and Exchange Commission requested certain information and documentation from the Company regarding Avista Utilities’ wholesale trading activities and its risk management policies and procedures with respect thereto. The Company complied with this request.

Commodity Futures Trading Commission Investigation

Avista Energy and several of its former employees were subjected to an investigation by the Commodity Futures Trading Commission (CFTC) into futures trading of certain Palo Verde and California Oregon Border electricity futures contracts traded on the New York Mercantile Exchange on four separate dates in 1998. The CFTC’s Division of Enforcement (Division) recommended to the CFTC Commissioners that Avista Energy and several of its former employees be charged with manipulation, attempted manipulation and other charges in connection with trading on those four dates. Avista Energy has submitted to the Division an offer of settlement, in which it neither admits nor denies the allegations and agrees to a fine of $2.1 million and a cease and desist order. Avista Energy believes that this settlement offer will be accepted by the CFTC, and the monetary penalties provided for therein were fully accrued for as of June 30, 2001.

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the years 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20% of the energy futures trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its futures trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal has been filed with the DOR and a hearing on the issue is scheduled for September 11, 2001. Avista Energy is prepared to seek relief in the Washington courts if a satisfactory determination is not received.

Hamilton Street Bridge Site

A portion of the Hamilton Street Bridge Site in Spokane, Washington, (including a former coal gasification plant site which operated for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington’s Department of Ecology (DOE) that it had been designated as a potentially liable party (PLP) with respect to any hazardous substances located on this site, stemming from the Company’s past ownership of the former gas plant site. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and to implement appropriate remedial measures. The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs.

An Agreed Order was signed by the DOE, the Company and Burlington Northern & Santa Fe Railway Co. (another PLP) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which has been accepted as final by the DOE. The Company also received comments from the DOE pertaining to the feasibility study, which outlines cleanup alternatives. Another feasibility study, which responded to the DOE comments, was submitted to the DOE on October 13, 2000. The Company received final comments and submitted another draft of the feasibility study in November of 2000, which was accepted. The public comment period ran from December 15, 2000 through January 18, 2001. The Company has agreed to most of the provisions of the draft Cleanup Action Plan (CAP) issued by the

AVISTA CORPORATION

DOE on June 28, 2001. The Company’s portion of the costs associated with the CAP is not material to the statements of income and has been accrued for in the consolidated balance sheet.

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

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided for the consolidated financial condition and results of operations of Avista Corporation (Avista Corp. or the Company), which includes its subsidiaries. This discussion focuses on significant factors concerning the Company’s financial condition and results of operations and should be read along with the consolidated financial statements.

Avista Corp. Lines of Business

Avista Corp. operates as an energy, information and technology company with a regional utility operation and subsidiary operations located in the Pacific Northwest. The Company’s operations are organized into four lines of business — Avista Utilities, Energy Trading and Marketing, Information and Technology, and Avista Ventures and Other. Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., owns all of the subsidiary companies engaged in the other lines of business.

Avista Utilities is responsible for electric generation, production, and transmission, and electric and natural gas distribution services. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas-fired combustion turbine (CT) generating units. It also owns a 15% share in a two-unit coal-fired generating facility and leases and operates two additional natural gas-fired CT generating units. These facilities have a total net capability of approximately 1,470 megawatts, of which 65% is hydroelectric and 35% is thermal. In addition, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities under firm long-term contracts having terms of more than one year in the wholesale market. In addition, Avista Utilities engages in short-term sales and purchases in the wholesale market as part of an economic selection of resources to serve its retail and firm wholesale loads. Avista Utilities makes continuing projections of (1) future retail and firm wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements and to sell any surplus at the best available price.

During a year having normal water conditions, Avista Utilities would expect to have generating capability from its hydroelectric resources (both owned and under contract) of approximately 554 average megawatts (aMW). In a “critical water” year (defined by the Northwest Power Pool as the worst water conditions on record), Avista Utilities would expect hydroelectric capability of 404 aMW, 150 aMW below normal. Projected average hydroelectric capability for the year 2001 is 360 aMW, which is 194 aMW below normal and the lowest level in the 73 years in which records have been kept.

Developments in wholesale energy markets, compounded by deteriorating availability of hydroelectric resources, have had an adverse effect on Avista Corp.’s financial condition and results of operations. See “Developments in Wholesale Energy Markets” and “Results of Operations.”

The Energy Trading and Marketing line of business excludes the regulated utility operations, Avista Utilities, and is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Systems Coordinating Council (WSCC), which is comprised of the eleven Western states. Avista Power was formed to develop and own generation assets. It has recently been decided that Avista Power will no longer pursue the development of additional new, non-regulated, generation projects. During the second quarter of 2001 Avista Capital terminated its partnership, Avista-STEAG, LLC, a joint venture between Avista Capital and STEAG AG, a German independent power producer, originally formed for the purpose of jointly developing electric generating assets.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage), Avista Laboratories, Inc. (Avista Labs) and Avista Communications, Inc. (Avista Communications). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to

AVISTA CORPORATION

commercial and industrial customers in North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer or industrial user and fuel cell components. See Item 5. Other Information for additional details. Avista Communications is an Integrated Communications Provider (ICP) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to under-served communities in the Northwestern United States. Avista Corp. intends to limit its future investment in the telecommunications business and is searching for additional business partners for Avista Communications.

The Avista Ventures and Other line of business includes Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts) and several other minor subsidiaries. This line of business is responsible for investing in business opportunities that have potential value in the lines of business in which the Company is already involved.

DEVELOPMENTS IN WHOLESALE ENERGY MARKETS

Avista Utilities — Regulatory Matters

Beginning in the second quarter of 2000, the price of power and natural gas in the Western wholesale market increased considerably and became much more volatile. While prices decreased somewhat during the second quarter of 2001, the wholesale markets remain volatile. Federal and state officials, including the Federal Energy Regulatory Commission (FERC), the California Public Utility Commission and the Attorneys General of California, Oregon and Washington, have commenced reviews to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in California.

On August 9, 2000, the WUTC approved Avista Utilities’ request for deferred accounting treatment for certain power costs related to increases in short-term power prices beginning July 1, 2000 through June 30, 2001. The specific power costs deferred include the changes in power costs to Avista Utilities from the costs included in base retail rates, resulting from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to Avista Utilities associated with these three power cost components, and the level of costs included in Avista Utilities’ base retail rates. The power costs deferred are related solely to the operation of Avista Utilities’ system resources to serve its system retail and wholesale load obligations.

On January 24, 2001, the WUTC approved a modification to the deferral mechanism to recover power supply costs associated with meeting increased retail and wholesale system load requirements, effective December 1, 2000. The approval of the modification was conditioned on Avista Utilities filing by March 20, 2001 a proposal addressing the prudence of the incurred power costs, the optimization of Company-owned resources to the benefit of retail customers and the appropriateness of recovery of power costs through a deferral mechanism. This proposal was also to address cost of capital offsets to recognize the shift in risk from shareholders to ratepayers and Avista Utilities’ plan to mitigate the deferred power costs.

On May 23, 2001, the WUTC approved a settlement agreement reached among Avista Corp., the staff of the WUTC and other parties with respect to deferred power costs. The agreement, among other things, provides for the extension of Avista Corp.’s deferral accounting mechanism through February 2003. Due to the planned addition of generating resources as well as the expiration of certain long-term power sale agreements, Avista Utilities, at the time of the settlement agreement, expected to be in a power surplus position by the middle of 2002. The agreement was based, in part, on the expectation that Avista Utilities’ profits from surplus power sales would offset the power cost deferral balance, reducing the balance to zero by the end of February 2003 without any price increase to retail customers. These expectations were based on assumptions as to a number of variables including, but not limited to, streamflow conditions, thermal plant performance, level of retail loads, wholesale market prices and the amount of additional generating resources. Avista Utilities reserved the right to alter, amend, or terminate the settlement agreement as well as the right to seek interim rate relief. As discussed below, subsequent events and conditions have changed Avista Utilities’ original expectations and plans.

AVISTA CORPORATION

On June 18, 2001, the FERC issued an order adopting a price mitigation plan applicable to certain wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The order applies to pre-schedule (day-ahead) and real-time (hour-ahead) transactions in the western United States. In general terms, when operating reserves fall below 7% in California and the California Independent System Operator (CalISO) calls a Stage 1 alert, the market price is capped at the operating cost of the highest cost unit in operation during the Stage 1 condition. The price during non-Stage 1 periods is based on 85% of the price established during the most recent Stage 1 alert. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Since the issuance of the FERC price mitigation plan, wholesale market prices in the West have decreased. The decrease in price has affected Avista Utilities’ plan for recovery of deferred power costs through future surplus power sales as discussed below.

In response to the dramatically reduced availability of hydroelectric generation as discussed above, Avista Utilities has been required to make additional fixed price purchases of energy to meet its retail and firm wholesale load requirements for 2001 on the higher cost short-term wholesale market. Due to the shortage of hydroelectric generation in 2001, Avista Utilities is in the process of placing small diesel and natural gas-fired generators into operation at four sites in its service territory. These generation projects will add a total of 63 megawatts and will reduce the need to rely on power purchased in the wholesale market to meet retail customer demand. Site and emission permits are required prior to the facilities’ operations.

During June and the first part of July 2001, Avista Utilities evaluated the effect of the recent decline in wholesale market prices and the FERC price mitigation plan on its ability to recover deferred power cost balances under the settlement agreement approved by the WUTC on May 23, 2001 and the continuing power cost adjustment (PCA) mechanism for Idaho customers approved by the IPUC. The combination of low hydroelectric availability, the cost of energy and capacity under forward contracts entered during a period of high wholesale prices to meet customer demand for 2001, the recent decline in forward wholesale prices and the FERC price mitigation plan have increased current and estimated future deferred costs to levels significantly higher than originally anticipated and significantly reduced the expected value from future surplus sales of energy. As such, Avista Utilities has determined that the plan for recovery of deferred cost balances, as contemplated in the May 23, 2001 settlement agreement with the WUTC and the existing PCA with the IPUC, is not feasible.

Accordingly, on July 18, 2001 Avista Utilities filed requests with the WUTC and IPUC for the approval of an electric energy surcharge of 36.9 percent in Washington and a PCA increase of 14.7 percent in Idaho. If the proposed rate increases are approved by the WUTC and the IPUC, Avista Utilities estimates that revenues would increase by $105.3 million per year. However, there would be no impact on net income as this increased revenue would only be a cash recovery of deferred power costs. As of June 30, 2001, Avista Utilities had deferred $142.7 million in costs for energy purchased on the wholesale market that has not been recovered in rates. The deferred energy costs would continue to grow and are projected to reach at least $265 million by December 31, 2001 unless the requested rate changes are granted. If approved as requested the surcharge and the PCA increase would become effective on September 15, 2001 and continue until December 31, 2003, but could be terminated earlier if deferred cost balances were reduced to zero before that date. Avista Utilities expects that, if the surcharge and PCA increase are granted as requested and were allowed to remain in affect, Avista Utilities’ deferred cost balances would be reduced to zero by December 31, 2003. This expectation is based on a variety of assumptions, including wholesale energy prices remaining at or near current forward market prices as well as a return to average hydroelectric availability.

The Washington electric energy surcharge would be subject to refund or modification should it be subsequently determined Avista Utilities does not demonstrate the prudence of the incurred power costs, the optimization of Avista Utility-owned resources to the benefit of retail customers and the appropriateness of recovery of power costs through a deferral mechanism. In its request to the WUTC, Avista Utilities committed to file a general rate case in November 2001. That proceeding would address, in addition to the issues referred to above, the regulatory treatment of the Coyote Springs 2 project, various power supply issues previously raised by the WUTC, a long-term period power cost adjustment mechanism to be proposed by Avista Utilities, as well as other issues customarily addressed in general rate cases, including whether or not the total rates are just and reasonable.

On July 6, 2001, Avista Utilities filed requests for a purchased gas cost adjustment (PGA) with the WUTC and the IPUC. The Washington PGA was approved by the WUTC on August 8, 2001 and became effective on August 9, 2001. The PGA filing requests an overall increase of 12.2 percent in Washington and 11.5 percent in Idaho and primarily reflects increases during the past year in the cost of natural gas in the wholesale market. The amount of purchased gas costs above the amount embedded in retail rates have been deferred and totaled $65 million as of June 30, 2001 in Washington and Idaho. Avista Utilities estimates the proposed rate increases would increase revenues

AVISTA CORPORATION

by $24.6 million per year. However, there will be no impact on net income as deferred natural gas costs are amortized to offset this increase in revenues.

On July 25, 2001, the FERC issued an order related to the “California Energy Crisis” (see description below) which also directs that a separate preliminary evidentiary proceeding will commence to explore issues in the Pacific Northwest. The proceedings will determine whether there were excessive charges for spot market sales in the Pacific Northwest in the period December 25, 2000 to June 20, 2001, and whether there is sufficient factual basis for the FERC to take further action. The Pacific Northwest proceedings commenced on August 1, 2001 and the FERC has ordered that it be completed within 45 days of the July 25 order.

California Energy Crisis

In addition to energy issues directly impacting the Company, Avista Utilities and Avista Energy are also directly and indirectly involved with issues surrounding the “California Energy Crisis.”

California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on several hundred million dollars of payment obligations owed to various creditors in the first quarter of 2001. The PG&E and SCE defaults resulted in subsequent defaults by the California Power Exchange (CalPX), CalISO and Automated Power Exchange (APX). The latter three parties have defaulted on their payment obligations to Avista Energy. On March 10, 2001, the CalPX filed in the U.S. Bankruptcy Court for the Central District of California a voluntary petition under Chapter 11 of the bankruptcy code. The Bankruptcy Court has appointed Avista Energy and other market participants to a Creditors Committee to participate in the CalPX bankruptcy proceedings.

The Governor of California invoked emergency executive powers to seize certain power contracts (called “block forward contracts”) between the CalPX and, respectively, PG&E and SCE after PG&E’s and SCE’s defaults. The block forward contracts would have been significant assets of the CalPX bankruptcy estate if they had not been so removed by the Governor. The CalPX initiated a claim to the Victim Compensation and Government Claims Board of the State of California for compensation related to the seized block forward contracts. The Creditors Committee and the CalPX have agreed that the Creditors Committee will assume control over the Victims Compensation claim (which has been filed and deemed to be rejected because of inaction) and various other litigation on behalf of the CalPX, the CalPX bankruptcy estate and the market participants. On July 20, 2001, the Creditors Committee filed suit against the State of California related to the seized block forward contracts. At this time, it is not possible to predict the timing or outcome of this claim against the State of California.

The CalPX began levying backcharges in January 2001 by withholding amounts payable to participants and invoicing additional amounts. On February 9, 2001, Avista Energy obtained a Temporary Restraining Order (TRO) in Federal Court in the Central District of California, suspending the backcharges. On March 5, 2001, the Court issued a preliminary injunction that continued the relief granted by the TRO and required the escrowing of amounts received by the CalPX. Avista Energy joined in a group of nine complainants filing with the FERC to: 1) take action to declare the backcharge practices to be contrary to the tariff’s purpose, 2) declare the backcharges to be inoperable because of the removal of the SCE and PG&E block forward contracts, and 3) invoke jurisdiction over the CalPX in winding up its affairs. On April 6, 2001, the FERC issued its order granting a permanent bar from the backcharge practice and ruled the prior backcharges to be invalid. The FERC has been asked to clarify the treatment of previously paid backcharges by any CalPX participants.

On April 6, 2001, PG&E filed in the U.S. Bankruptcy Court for the Central District of California a voluntary petition under Chapter 11 of the bankruptcy code. PG&E is a significant debtor to the CalPX and the CalISO which, as described above, have defaulted on obligations to Avista Energy. None of Avista Corp.’s business units is owed obligations directly by PG&E. Avista Energy is actively engaged in the PG&E bankruptcy proceedings to further protect its interests in the CalPX and CalISO debts. As of June 30, 2001, Avista Energy’s accounts receivable related to defaulting parties in California, net of reserves, were approximately $7.8 million.

In response to numerous complaints and requests for relief filed by California utilities and customers, the FERC issued an order on August 23, 2000 initiating hearing proceedings under section 206 of the Federal Power Act (FPA) to address matters affecting bulk power markets and wholesale energy prices (including volatile price fluctuations) in California. On November 1, 2000 the FERC proposed specific remedies to address dysfunctions in California’s wholesale bulk markets and to ensure just and reasonable wholesale power rates by public utility sellers in

AVISTA CORPORATION

California. Some parties to that litigation requested refunds from sellers of electric power for past transactions. The FERC denied this request for sales prior to October 2, 2000. The FERC held that sales made after October 2, 2000 are subject to refund, with the level and extent of any refund to be determined in future orders. On April 26, 2001, the FERC issued a price mitigation order that affected CalISO spot market prices during times of power shortages (reserve margins falling below 7% as determined by the CalISO). On June 18, 2001 the FERC expanded its price mitigation plan for the California spot market to 24 hours a day, seven days a week and broadened the price curbs to the eleven state Western region. These orders, and others that are likely to follow, may result in significant restructuring of the California and Western power markets and may result in changes in the methods, terms and conditions by which Avista Energy and Avista Utilities carry out electric power transactions.

Also in the June 18, 2001 price mitigation order, the FERC directed a 15-day settlement conference under the jurisdiction of a FERC administrative law judge, which commenced on June 25, 2001 to complete the task of settling past accounts and structuring new arrangements for California’s energy future. The FERC directed that if no settlement were reached, the administrative law judge would recommend appropriate actions to be taken by the FERC within seven days of the close of the settlement discussions. The June 25, 2001 to July 9, 2001 settlement conference did not result in a settlement among the parties. Therefore, as directed, the administrative law judge reported several recommendations to the FERC on July 12, 2001. On July 25, 2001, the FERC issued an order to commence a fact-finding hearing to determine amounts to be refunded for certain sales, which are defined as covering the period from October 2, 2000 to June 20, 2001 in the California spot market operated by the CalISO and the CalPX. The July 25 order also provides that any refunds owed could be offset against unpaid energy debts due to the same party.

The Company is evaluating the impact of the July 25, 2001 FERC order and can not estimate its effects on Avista Utilities and Avista Energy at this time.

RESULTS OF OPERATIONS

Overall Operations

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

Net income available for common stock was $22.1 million for the three months ended June 30, 2001, compared to a net loss of $22.1 million in the three months ended June 30, 2000. The increase is primarily due to net income available for common stock of $9.5 million recorded by Avista Utilities for the three months ended June 30, 2001 compared to a net loss of $62.6 million for the three months ended June 30, 2000. Avista Utilities’ net loss for the three months ended June 30, 2000 was primarily due to unprecedented sustained peaks in electric energy prices compounded by a wholesale short position. The increase in net income for Avista Utilities was partially offset by decreases in net income for the other lines of business.

The Energy Trading and Marketing line of business had net income of $25.9 million for the three months ended June 30, 2001 compared to net income of $47.3 million for the comparable period of 2000. Although net income decreased from the quarter one year ago, Avista Energy continued to benefit from a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. The primary reason for the decrease in net income was a decrease in the change in the fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk.

The Information and Technology line of business incurred a net loss of $9.0 million for the three months ended June 30, 2001 compared to a net loss of $6.2 million for the three months ended June 30, 2000 as these businesses continued to grow their operations. The Avista Ventures and Other line of business incurred a net loss of $4.3 million for the three months ended June 30, 2001 compared to a net loss of $0.5 million for the three months ended June 30, 2000.

Basic and diluted earnings per share were $0.47 for the three months ended June 30, 2001 compared to a net loss of $0.47 per basic and diluted share for the three months ended June 30, 2000. Avista Utilities contributed $0.20 per share in 2001 compared to a net loss of $1.33 per share for the three months ended June 30, 2000. The Energy Trading and Marketing operations contributed $0.55 per share for the three months ended June 30, 2001 compared to a contribution of $1.00 per share for the same period in 2000. The Information and Technology operations had a net loss of $0.19 per share for the three months ended June 30, 2001 compared to a net loss of $0.13 per share for the comparable period of 2000. The Avista Ventures and Other operations recorded a loss of $0.09 per share for the

AVISTA CORPORATION

three months ended June 30, 2001 compared to a net loss of $0.01 per share for the three months ended June 30, 2000.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

Net income available for common stock was $50.9 million for the six months ended June 30, 2001, compared to a net loss of $33.5 million in the six months ended June 30, 2000. The increase is primarily due to net income available for common stock of $22.0 million recorded by Avista Utilities for the six months ended June 30, 2001 compared to a net loss of $64.7 million for the six months ended June 30, 2000. Avista Utilities’ net loss for the six months ended June 30, 2000 was primarily due to unprecedented sustained peaks in electric energy prices compounded by a wholesale short position. The loss for the six months ended June 30, 2000 was also due in part to the conversion of all outstanding shares of Series L Preferred Stock into shares of common stock, which resulted in a one-time charge of $21.3 million for preferred stock dividend requirements. The other major part of the increase in 2001 was net income of $53.0 million recorded by the Energy Trading and Marketing line of business for the six months ended June 30, 2001 compared to net income of $43.8 million for the six months ended June 30, 2000. Avista Energy continues to benefit from a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets.

The Information and Technology line of business incurred a net loss of $16.7 million for the six months ended June 30, 2001 compared to a net loss of $11.9 million for the six months ended June 30, 2000. The Avista Ventures and Other line of business incurred a net loss of $7.4 million for the six months ended June 30, 2001 compared to a net loss of $0.6 million for the six months ended June 30, 2000.

Basic and diluted earnings per share were $1.08 for the six months ended June 30, 2001 compared to a net loss of $0.76 per basic and diluted share for the six months ended June 30, 2000. Avista Utilities contributed $0.46 per share in 2001 compared to a net loss of $1.46 per share for the six months ended June 30, 2000. The Energy Trading and Marketing operations contributed $1.12 per share for the six months ended June 30 2001 compared to a contribution of $0.99 per share for the same period in 2000. The Information and Technology operations had a net loss of $0.35 per share for the six months ended June 30, 2001 compared to a net loss of $0.27 for the comparable period of 2000. The Avista Ventures and Other operations recorded a loss of $0.15 per share for the six months ended June 30, 2001 compared to a net loss of $0.02 per share for the six months ended June 30, 2000.

Avista Utilities

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

Avista Utilities’ pre-tax income from operations was $34.5 million for the three months ended June 30, 2001 compared to a loss of $92.0 million for the three months ended June 30, 2000. This increase was primarily due to a decrease in resource costs and the resulting increase in gross margin. Avista Utilities’ operating revenues decreased by $1.7 million and resource costs decreased $130.5 million resulting in an increase of $128.8 million in gross margin for the three months ended June 30, 2001 as compared to 2000.

Based on views of streamflows, historic market prices and energy availability in the second quarter of 2000, Avista Utilities entered into contracts and sold call options for fixed-price power for delivery without making matching purchases at the same time. Avista Utilities also made certain short-term sales at fixed prices that were offset by purchases at prices indexed to the market price at the time of delivery. Certain of these wholesale trading positions were outside normal operating guidelines. Avista Utilities was required to buy additional power not only to meet its obligations to its retail and long-term wholesale customers, but also to cover its wholesale trading positions. An orderly process to complete the necessary power purchases was impeded by the rapid escalation of market prices and lack of liquidity in the power markets during the second quarter of 2000. These purchases were made at fixed prices significantly higher than the related selling prices and at index, which settled at unprecedented levels in June 2000. The pricing of these purchases caused the majority of Avista Utilities’ loss for the three months ended June 30, 2000.

Retail electric revenues increased $0.2 million for the three months ended June 30, 2001 from the comparable period of 2000. Wholesale electric revenues decreased $26.6 million, or 14%, while wholesale sales volumes decreased 65% during the three months ended June 30, 2001 from 2000, reflecting average sales prices that were 145% higher for wholesale power sales. Wholesale sales volumes decreased from the quarter one year ago due to management’s decision in mid-2000 to reduce power imbalance volume limits (the difference between projected load obligations

AVISTA CORPORATION

and projected resource availability). This decision was based on the emergent market price volatility, and Avista Utilities’ strategy to focus primarily on energy transactions necessary to efficiently manage power resources to meet retail customer loads and wholesale obligations. The extent of future wholesale transactions will be determined based on resource additions or changes and load obligations and contract commitments.

Natural gas revenues increased $23.5 million for the three months ended June 30, 2001 from 2000 due to increased prices approved by state commissions to recover increased natural gas costs and increased therm sales, primarily due to customer growth and increased usage due to weather.

Power purchased during the three months ended June 30, 2001 decreased $54.5 million compared to the three months ended June 30, 2000 primarily due to decreased non-firm wholesale power purchases. As previously discussed, Avista Utilities decreased wholesale electric sales from 2000 to 2001, reducing the amount of non-firm wholesale power purchases. Average purchased power prices for the three months ended June 30, 2001 were 107% higher than for the three months ended June 30, 2000; however, volumes purchased decreased 62%.

During the three months ended June 30, 2001 Avista Utilities deferred $50.5 million in power costs in Washington and $22.2 million in Idaho under the power cost adjustment mechanism currently in place. The total balance of deferred power costs was $109.4 million for Washington and $33.3 million for Idaho as of June 30, 2001. See description of issues related to deferred power costs in the section “Developments in Wholesale Energy Markets.” Avista Utilities will only be able to recover these balances of deferred costs in the amounts, and at the times, authorized by the respective state commissions. Avista Utilities has a power cost adjustment mechanism in Idaho which allows it to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. On July 18, 2001, Avista Utilities filed for the approval of an electric surcharge in Washington and a PCA increase in Idaho to recover these deferred power costs.

The cost of fuel for generation for the three months ended June 30, 2001 increased $16.3 million compared to the three months ended June 30, 2000 primarily due to an increase in combustion turbine plant generation and partially due to the increased cost of natural gas for generation.

The expense for natural gas purchased for resale for the three months ended June 30, 2001 increased $10.7 million compared to the three months ended June 30, 2000 due to both the increased cost of natural gas and an increase in total therms sold.

Other resource costs for the three months ended June 30, 2001 decreased $39.9 million compared to the three months ended June 30, 2000. This decrease is primarily due to the $42.8 million of expense recorded for the mark-to-market of options during the three months ended June 30, 2000, which included a $16.0 million accrual for potential future losses.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

Avista Utilities’ pre-tax income from operations was $72.2 million for the six months ended June 30, 2001 compared to a loss of $44.4 million for the six months ended June 30, 2000. This increase was primarily due to an increase in operating revenues and a decrease in resource costs and the resulting increase in gross margin. Avista Utilities’ operating revenues increased $115.4 million and resource costs decreased $3.9 million resulting in an increase of $119.3 million in gross margin for the six months ended June 30, 2001 as compared to 2000.

The results for the six months ended June 30, 2000 were significantly impacted by the wholesale short position and the unprecedented sustained peaks in electric energy prices during the second quarter of 2000 discussed above.

Retail electric revenues decreased $7.2 million for the six months ended June 30, 2001 from the comparable period of 2000. This decrease was primarily due to refunds to customers in January 2001 from the gain on the sale of Avista Utilities’ interest in the Centralia thermal generation plant, which was sold in May 2000. Wholesale electric revenues increased $58.2 million, or 19%, while wholesale sales volumes decreased 58% during the six months ended June 30, 2001 from 2000, reflecting average sales prices that were 184% higher than the prior year. Wholesale sales volumes decreased due to management’s decision in mid-2000 to reduce power imbalance volume limits as discussed above.

Natural gas revenues increased $62.3 million for the six months ended June 30, 2001 from 2000 due to increased

AVISTA CORPORATION

prices approved by state commissions to recover increased natural gas costs and increased therm sales, primarily due to customer growth and increased usage due to weather.

Power purchased during the six months ended June 30, 2001 increased $69.8 million, or 18% compared to the six months ended June 30, 2000 primarily due to the increased cost of power purchases. Average purchased power prices for the six months ended June 30, 2001 were 128% higher than for the six months ended June 30, 2000; however, volumes purchased decreased 48% which mitigated the effect of the increase in the cost of power. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales.

During the six months ended June 30, 2001 Avista Utilities deferred $71.3 million in power costs in Washington and $30.3 million in Idaho under the power cost adjustment mechanism currently in place. The total balance of deferred power costs was $109.4 million for Washington and $33.3 million for Idaho as of June 30, 2001. See description of issues related to deferred power costs in the section “Developments in Wholesale Energy Markets.” Avista Utilities will only be able to recover these balances of deferred costs in the amounts, and at the times, authorized by the respective state commissions. On July 18, 2001, Avista Utilities filed for the approval of an electric surcharge in Washington and a PCA increase in Idaho to recover these deferred power costs.

Additionally, Avista Utilities has deferred, net of amortization, $33.8 million of purchased natural gas costs during the six months ended June 30, 2001 and total deferred natural gas costs were $76.7 million as of June 30, 2001. On July 6, 2001, the Company filed requests for a purchased gas cost adjustment with the WUTC and the IPUC in order to recover a significant portion of the deferred natural gas costs related to Washington and Idaho natural gas purchases. The Washington PGA was approved by the WUTC on August 8, 2001 and became effective on August 9, 2001.

The cost of fuel for generation for the six months ended June 30, 2001 increased $28.9 million compared to the six months ended June 30, 2000 primarily due to an increase in combustion turbine plant generation and partially due to the increased cost of natural gas for generation.

The expense for natural gas purchased for resale for the six months ended June 30, 2001 increased $84.6 million compared to the six months ended June 30, 2000 due to both the increased cost of natural gas and an increase in total therms sold.

The decrease in other resource costs of $58.6 million from 2000 is primarily due to the $43.7 million of expense recorded for the mark-to-market of options during 2000, which included a $16.0 million accrual for potential future losses.

As part of the strategy to manage the decrease in electric resources caused by the current poor hydroelectric conditions and volatile energy markets, Avista Utilities has implemented several buy-back and rebate programs for residential, commercial and industrial customers. The programs are designed to encourage conservation. Avista Utilities has acquired and is constructing several small generation projects throughout its service territory to help provide for retail customer demand. Additionally, construction is continuing on the 280 MW combined cycle natural gas turbine power plant at the Coyote Springs site near Boardman, Oregon. Ownership of the Coyote Springs plant will transfer from Avista Power to Avista Corp. during 2001 and the plant will begin operation as an asset of Avista Utilities, which is expected to be in mid-2002.

Energy Trading and Marketing

Energy Trading and Marketing includes the results of Avista Energy and Avista Power. Avista Energy maintains an energy trading portfolio that it marks to estimated fair market value on a daily basis (mark-to-market accounting), and which may cause earnings variability in the future. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For longer-term positions, in addition to market prices, a model based on forward price curves is also utilized.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). As a result of these trading activities, Avista Energy is subject to various risks, including market risk, liquidity risk, commodity risk and credit risk. Although Avista Energy scaled back operations to focus

AVISTA CORPORATION

primarily in the western United States during 2000, its trading operations continue to be affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC order price caps and deregulation of the electric utility industry.

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

Energy Trading and Marketing’s income available for common stock for the three months ended June 30, 2001 was $25.9 million, compared to $47.3 million for the three months ended June 30, 2000. Although net income decreased compared to the three months ended June 30, 2000 Avista Energy’s operations continued to be positively affected by a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. The primary reason for the decrease in net income was a decrease in the change in the fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in the fair value position was $9.5 million for the three months ended June 30, 2001 compared to $34.0 million for the three months ended June 30, 2000.

Energy Trading and Marketing’s operating revenues and cost of sales increased $220.0 million and $260.8 million, respectively, for the three months ended June 30, 2001 over 2000 resulting in a decrease in gross margin. The increase in revenues and expenses is primarily the result of significantly higher prices as electric sales volumes of natural gas and electricity decreased by 18% and 53%, respectively, from the three months ended June 30, 2000. Consistent with the overall decrease in net income, the decrease in gross margin is primarily due to a decrease in the impact of the change in fair value of the energy commodity portfolio.

Avista Energy shut down its operations in Houston and Boston during the first half of 2000 resulting in an expense of $3.0 million during the three months ended June 30, 2000.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

Energy Trading and Marketing’s income available for common stock for the six months ended June 30, 2001 was $53.0 million, compared to $43.8 million for the six months ended June 30, 2000. Avista Energy’s operations continue to be positively affected by a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. Consistent with the quarterly effect, the change in the fair value of position of Avista Energy’s energy commodity portfolio decreased from $32.0 million for the six months ended June 30, 2000 to $2.9 million for the six months ended June 30, 2001.

Energy Trading and Marketing’s operating revenues and cost of sales increased $858.7 million and $853.4 million, respectively, for the six months ended June 30, 2001 over 2000, resulting in an increase in gross margin of $5.3 million. The increase in revenues and expenses is primarily the result of significantly higher prices as sales volumes decreased from the six months ended June 30, 2000.

Energy Trading and Marketing’s administrative and general expenses increased $9.3 million compared to the six months ended June 30, 2000 due to increased incentive compensation expenses at Avista Energy.

Expenses associated with the exit of operations in Houston and Boston during the first half of 2000 totaled $7.9 million for the six months ended June 30, 2000.

Energy Trading and Marketing’s total assets decreased $7.2 billion from December 31, 2000 to June 30, 2001 due to a decrease in total current and non-current energy commodity assets.

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage, Avista Labs and Avista Communications. Consistent with its overall current business strategy, Avista Corp. is seeking additional partners for the Information and Technology line of business with a focus on generating shareholder value.

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

The net loss available for common stock for the three months ended June 30, 2001 was $9.0 million, compared to a

AVISTA CORPORATION

net loss of $6.2 million for the three months ended June 30, 2000. Operating revenues and expenses for this line of business increased $4.0 million and $8.5 million, respectively, during the three months ended June 30, 2001 over 2000, primarily due to growth in each of the individual businesses.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

The net loss available for common stock for the six months ended June 30, 2001 was $16.7 million, compared to a net loss of $11.9 million for the six months ended June 30, 2000. Operating revenues and expenses for this line of business increased $7.1 million and $15.1 million, respectively, during the six months ended June 30, 2001 over 2000, primarily due to growth in each of the individual businesses.

Avista Ventures and Other

The Avista Ventures and Other line of business includes the results of Avista Ventures, Avista Capital (parent company only amounts) and several other minor subsidiaries.

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

The net loss available for common stock from this line of business was $4.3 million for the three months ended June 30, 2001, compared to a loss of $0.5 million in 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements. Operating revenues and expenses from this line of business decreased $5.1 million and $2.1 million, respectively, during the three months ended June 30, 2001, as compared to 2000. The decrease in operating revenues and expenses reflects decreased activities in this line of business.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

The net loss available for common stock from this line of business was $7.4 million for the six months ended June 30, 2001, compared to a loss of $0.6 million in 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements. Operating revenues and expenses from this line of business decreased $6.6 million and $6.2 million, respectively, during the six months ended June 30, 2001, as compared to 2000. The decrease in operating revenues and expenses reflects decreased activities in this line of business.

The Company expects to post earnings per share of between $1.10 and $1.20 per diluted share for the full year of 2001. These expectations are based on current streamflow and weather projections, anticipated purchased power prices and the continued ability to defer and recover excess purchased power costs. This estimate includes reduced Avista Utilities earnings because of extremely low hydroelectric conditions, offset by better than expected earnings from Avista Energy. Earnings estimates also reflect the continued support of the Company’s information and technology businesses. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward Looking Statements.” See “Liquidity and Capital Resources” for additional information.

AVISTA CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Overall Operations

Operating Activities     Operating activities for the six months ended June 30, 2001 provided net cash of $19.3 million. Operating activities used $4.2 million for the six months ended June 30, 2000. The primary reason for the increase in cash flows from operating activities was net income for the six months ended June 30, 2001 of $52.1 million compared to a net loss of $11.0 million for the six months ended June 30, 2000. Cash flows from working capital components increased in 2001 compared to 2000, contributing $22.7 million in 2001 compared to net cash used of $17.4 million in 2000. Significant changes in non-cash items also include a $62.3 million increase in the provision for deferred income taxes. Cash expended for power and natural gas, but deferred for later recovery, partially offset these increases in cash from operating activities. Power and natural gas cost deferrals net of amortizations increased $135.4 million over 2000 primarily due to the effect of increased purchased power prices, fuel for generation and natural gas costs.

Investing Activities     Investing activities used net cash of $165.0 million for the six months ended June 30, 2001 compared to $37.3 million of net cash provided by investing activities for the six months ended June 30, 2000. The increase in net cash used was primarily the result of increased capital expenditures in 2001 including $52.5 million for the construction of the Coyote Springs 2 project. Also contributing to the change from 2000 was $89.9 million in proceeds provided from the sale of property, primarily related to the sale of the Company’s interest in the Centralia Power Plant in 2000.

Financing Activities     Net cash provided by financing activities was $201.3 million for the six months ended June 30, 2001 compared to $10.2 million of net cash used by financing activities for the six months ended June 30, 2000. Short-term borrowings decreased $163.2 million and long-term debt increased $374.9 million during the six months ended June 30, 2001. The overall increase in borrowings reflects increasing cash needs for the Company to fund investing activities and increased power and natural gas costs. Short-term borrowings increased $12.8 million and long-term debt matured, net of proceeds from issuance, was $7.8 million during the six months ended June 30, 2000.

On April 3, 2001, the Company issued $400.0 million of 9.75% Senior Notes (Senior Notes) due June 1, 2008. The net proceeds from the issuance has been used to fund a portion of construction expenditures, pay down balances outstanding under the revolving line of credit and for other general corporate purposes. The Senior Notes are issued under an indenture that, among other things, restricts the ability of the Company and its subsidiaries from engaging in certain activities, including certain transactions with affiliates.

During the six months ended June 30, 2001, $15 million of Secured Medium-Term Notes, with rates of 7.59% and 7.60%, and $10 million of Unsecured Medium-Term Notes, with a rate of 9.57%, matured.

During the six months ended June 30, 2001, the Company issued 256,500 shares of common stock for $5.4 million. The shares were issued through the Employee Investment Plan, the Dividend Reinvestment and Stock Purchase Plan as well as restricted stock through the Long-Term Incentive Plan.

The Company’s cash flows continue to be affected by higher power and natural gas costs, as well as cash collateral required for counterparties and trading at Avista Energy. The higher power and natural gas prices are expected to continue to affect cash flows during 2001. The power and natural gas costs incurred to serve Avista Utilities’ retail customers are generally recovered or expected to be recovered in retail rates, however, there is a lag between the time the costs are incurred by Avista Utilities and the time they are collected from customers. Costs in excess of those included in rates are deferred as an asset on the balance sheet. Because of the continuing high level of power and natural gas prices, a significant change in resource availability (such as hydroelectric generation) or customer demand could have a significant positive or negative impact on expected deferrals and cash flows. On an interim basis, the Company has used its revolving line of credit to fund these costs to the extent that they exceed the cash flows available from operations.

In order to recover deferred natural gas and power costs, Avista Utilities filed requests with the WUTC and the IPUC for a purchased gas cost adjustment on July 6, 2001 as well as an electric surcharge to Washington customers and a PCA increase in Idaho on July 18, 2001. Further information is contained in the section “Developments in Wholesale Energy Markets.”

The Company has incurred significant long-term indebtedness to support capital expenditures, to fund electric and natural gas costs in excess of the amount recovered currently through rates and to maintain working capital. As of

AVISTA CORPORATION

June 30, 2001, the Company had total long-term debt of approximately $1,141.8 million. In addition, the Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the total amount of indebtedness, both short-term and long-term, could reduce the amount of cash flow available to fund working capital, future acquisitions, deferred power and natural gas costs, dividends, other corporate requirements and capital expenditures.

The Company has not been able to obtain additional conventional financing for the Coyote Springs 2 project due to lenders’ concerns with regards to the level of deferred power costs and the corresponding effect on cash flows without any current guarantee of recovery through rates. The Company is currently considering alternative financing methods for the project. The Company believes that additional financing for the Coyote Springs 2 project will be obtained during the second half of 2001.

On July 5, 2001 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. The Company plans to issue the shares when market conditions warrant during the second half of 2001. The Company may issue shares in any of the following ways: directly to a limited number of institutional purchasers or to a single purchaser, through agents, through underwriters or through dealers. The proceeds received upon issuance of the shares will be used to fund construction, facility improvement and maintenance programs, to pay short-term debt and maturing long-term debt and for other general corporate purposes.

The California energy crisis discussed earlier has impacted banks’ willingness to extend credit to energy and utility companies. Banks are particularly concerned with the credit of companies in California and those in the West with exposure to California or the potential to be impacted by what ultimately happens in California. This may impact the Company’s ability to obtain financing from traditional sources.

The Company funds capital expenditures with a combination of internally-generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. External financings and cash provided by operating activities remain the Company’s primary source of funds for operating needs, dividends and capital expenditures. Capital expenditures are financed on an interim basis with notes payable (due within one year). On May 31, 2001 Avista Corp. renewed its committed line of credit and repaid all outstanding borrowings under that facility. The new $220 million credit facility expires on May 29, 2002. As of June 30, 2001, there were no amounts borrowed under this committed line of credit. The Company had $50 million outstanding under this line of credit as of July 31, 2001. The Company also has a $50 million regional commercial paper program that is backed by the committed lines of credit.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of June 30, 2001, Avista Corp. had short-term notes receivable of $229.0 million from Avista Capital of which $146.0 million of the receivables represents loans to Avista Power, primarily for the Coyote Springs 2 project.

On February 16, 2000, the Company exercised its option to convert all the remaining outstanding shares of Series L Preferred Stock into common stock. The outstanding depositary shares, also known as RECONS (Return-Enhanced Convertible Securities) were also converted into common stock on the same conversion date. Each of the RECONS was converted into the following: 0.7205 shares of common stock, representing the optional conversion price; plus 0.0361 shares of common stock, representing the optional conversion premium; plus the right to receive $0.21 in cash, representing an amount equivalent to accumulated and unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

AVISTA CORPORATION

Current Cash Requirements

The following table provides a summary of the Company’s cash requirements for the remainder of 2001 (dollars in thousands):

Avista Utilities operations:

Operations	$37,294

Power and natural gas deferrals (1)	86,899

Capital expenditures (2)	95,920

Debt and preferred securities maturities and redemptions (3)	64,000

Total Avista Utilities	284,113

Avista Capital operations:

Capital expenditures (4)	38,014

Other subsidiary cash flows, net	(8,493)

Total Avista Capital	29,521

Total Company cash requirements	$313,634

(1)	Represents the cost of power and natural gas in excess of the amount currently recovered through rates.

(2)	Capital expenditures exclude AFUDC and AFUCE.

(3)	Excludes short-term borrowings and notes payable (due within one year) which totaled $50 million as of July 31, 2001.

(4)	The 2001 capital expenditures by Avista Capital represents funding of the Coyote Springs 2 project, which will become an asset of Avista Utilities upon completion in 2002.

As indicated in the table above, the Company has considerable cash needs for the remainder of 2001. In addition to internally-generated funds, the Company plans to fund these cash requirements primarily through the following ways: (1) proceeds from the issuance of common stock (2) obtain financing for the Coyote Springs 2 project and (3) approval of an electric rate surcharge from the WUTC and an increase in the PCA from the IPUC. Any additional cash requirements will be funded through Avista Corp.’s $220 million committed line of credit. If the funding sources listed above are not obtained by September 30, 2001, it is anticipated the Company would not be in compliance with certain covenants under its line of credit and, as a result, would not be able to borrow under the line of credit without concessions or waivers from the banks. Under this scenario, the Company would have difficulty in obtaining financing from other sources.

Energy Trading and Marketing Operations

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with a group of commercial lenders in the aggregate amount of $155 million ($140 million of which is currently subscribed) expiring June 28, 2002. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. As of June 30, 2001, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $23 million.

Avista Capital, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Corp.’s investment in Avista Capital totaled $391.3 million as of June 30, 2001. Avista Capital’s investment in Avista Energy totaled $312.1 million as of June 30, 2001.

As of June 30, 2001, Avista Capital had loaned $21.6 million to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $0.5 million as of June 30, 2001, and is included in the Consolidated Balance Sheet in prepayments and other. Avista Energy held cash deposits from other parties in the amount of $41.6 million as of June 30, 2001, and such amounts are subject to refund if conditions warrant because of

AVISTA CORPORATION

continuing portfolio value fluctuations with those parties.

As of June 30, 2001, the Energy Trading and Marketing operations had $204.4 million in cash, including the $41.6 million of collateral posted by other parties. Covenants in Avista Energy's credit agreement limit the amount of cash dividends that can be distributed to Avista Capital and ultimately Avista Corp.

Avista Power, as a 49% owner, and Cogentrix Energy, Inc. are nearing the completion of the building of a 270 megawatt natural gas combustion turbine facility in Rathdrum, Idaho, with 100% of its output contracted to Avista Energy for 25 years. Commercial operation is expected to occur during the third quarter of 2001. The total cost of the project is estimated at $160 million; Avista Power’s equity in the project is approximately $16 million. Due to changing market conditions and as part of the Company’s overall business strategy, it has been decided Avista Power will not develop additional new, non-regulated, generating projects.

Total Company

The Company’s total common equity increased $47.3 million during the six months ended June 30, 2001 to $771.5 million primarily due to net income in excess of dividends declared on common stock. The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings as of June 30, 2001, was 55.7% debt, 6.6% preferred securities and 37.7% common equity, compared to 52.1% debt, 7.5% preferred securities and 40.4% common equity as of December 31, 2000. It is the Company’s plan to target a capital structure of 50% debt and 50% preferred and common equity. The Company plans to achieve this capital structure through the issuance of common stock and net earnings.

Business Risk

The Company’s operations are exposed to risks, including, but not limited to, legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding.

The Company’s market risks related to commodity prices, credit, operations, interest rates and foreign currency have not changed materially from those reported in the 2000 Form 10-K.

Avista Energy measures the risk in its power and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model and monitors its risk in comparison to established thresholds. VAR measures the worst expected loss over a given time interval under normal market conditions at a given confidence level. As of June 30, 2001, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.6 million, as measured by VAR, related to its commodity trading and marketing business, compared to $4.0 million as of December 31, 2000. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Avista Corp. Lines of Business,” hydroelectric conditions in 2001 are significantly below normal, leading to greater than normal reliance on purchased power, thermal plant generation and new generating resources. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased costs for recovery in future periods. Avista Utilities’ deferred power and natural gas costs are expected to increase further before they begin to decline. In order to recover deferred natural gas and power costs, Avista Utilities filed requests with the WUTC and the IPUC for a purchased gas cost adjustment on July 6, 2001 as well as an electric surcharge to Washington customers and a PCA increase in Idaho on July 18, 2001. The Washington PGA was approved by the WUTC on August 8, 2001 and became effective on August 9. Avista Utilities is not able to fully predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferral costs and the recovery of these costs in future periods.

The most immediate risk facing the Company is liquidity, as discussed above under “Current Cash Requirements.” If the sources of funding discussed therein are not available by September 30, 2001, the Company may be in violation of certain covenants its credit arrangements and may be unable to obtain other sources of financing.

Business Strategy

Avista Utilities seeks to maintain a strong, low-cost utility business focused on delivering efficient, reliable and high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends.

AVISTA CORPORATION

Expansion will primarily result from economic growth in its service territory. Avista Energy scaled back operations to the WSCC during 2000, and will continue to focus on reducing the size and the risk associated with its energy trading and marketing activities. Avista Energy’s marketing efforts are expected to be driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the region, as well as its relationship-focused approach to its customers. As previously discussed, it has been decided that Avista Power will no longer pursue the development of non-regulated, generating plants. The Company also intends to focus on its investments in the Information and Technology subsidiaries as part of its overall plans for generating shareholder value, which includes finding equity partners to assist in financing the continued growth of the businesses.

Safe Harbor for Forward Looking Statements.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, the impact of regulatory and legislative decisions, the availability and prices of purchased power and natural gas, volatility and illiquidity in wholesale energy markets, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. See “Safe Harbor for Forward Looking Statements” in the Company’s 2000 Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Outlook.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources: Business Risk.”

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of Avista Corp. was held on May 10, 2001. The election of five directors with expiring terms was the only matter voted upon at the meeting. There were 47,386,883 shares of common stock issued and outstanding as of March 20, 2001, the proxy record date, with 41,281,081 shares represented at said meeting. The results of the voting are shown below:

		Against or	Term
Director	For	Withheld	Expires

Erik J. Anderson	40,232,270	1,048,811	2004

Kristianne Blake	40,249,239	1,031,842	2004

David A. Clack	40,058,257	1,222,824	2004

Bobby Schmidt	40,316,578	964,503	2004

Gary G. Ely	40,183,366	1,097,715	2003

Item 5. Other Information

Avista Utilities     On February 27, 2001, Avista Corp. and the Spokane County Air Pollution Control Authority (SCAPCA) reached an agreement to extend the operating hours of Avista Utilities’ 60 MWH Northeast Combustion Turbine power plant (NECT) located in Spokane. The 90-day extended operating period began February 21, 2001 and was authorized by the SCAPCA under a special operating order called an Assurance of Discontinuance (AOD). The AOD allowed Avista Utilities to use the NECT to temporarily bring on added generating capacity for the benefit of its

AVISTA CORPORATION

customers and the region during a time of increased energy demand and continued energy market volatility. The NECT, which is a reserve unit, has an operating license that limits its use to a specified number of hours during times of peak power demand. Extended operation of the NECT was approved after SCAPCA determined, through air emission modeling and projections, that extended operation of the turbine would not adversely impact air quality.

On May 31, 2001, the SCAPCA issued a second AOD as a continuation of the previous order to allow for continued operation of the NECT with several conditions attached to the order. The operation of the NECT is contingent upon the continuation of an energy alert in Washington, a payment of $150 for each hour of operation paid into a mitigation fund for low-income energy assistance and the payment of $10,000 for each day of operation to fund an environmental offset project. The payment to the environmental offset project is due to the fact that emissions from the NECT exceed current permit limits during this period of extended operations. Avista Utilities has agreed to develop the environmental offset project to achieve future, verifiable emission reductions in Spokane’s federally designated non-attainment areas. The funding of the environmental offset project will be paid until new air pollution equipment is installed at the NECT and accepted by the SCAPCA. Under the first AOD, the Company obligated $900,000 in funds for the environmental offset project.

On May 1, 2001, the IPUC directed the Company to file testimony in response to a petition filed by Potlatch Corporation (Potlatch) with the IPUC requesting that the Commission require Avista Utilities to serve the entirety of its Lewiston facility’s electrical requirements (approximately 100 MW) at embedded cost rates. Since 1992 Potlatch has received service under a special contract for entities qualifying under the Public Utility Regulatory Policies Act of 1978 (PURPA) with none of its load served at average embedded cost rates. Additionally, 55 to 59 MW of the 100 MW being requested for service by Potlatch for service after January 1, 2002 would constitute “new load” for Avista Utilities, as Potlatch currently sells that amount of generation back to Avista Utilities under the present special contract. Potlatch would plan to sell their self-generation on the open market. Avista Utilities believes that previous Commission rulings require denial of Potlatch’s request for service at average embedded cost rates. Avista Utilities, in its April 12, 2001, response to Potlatch’s petition, alleges that the Commission’s intention in such a situation, is for the parties to negotiate a contract reflecting the marginal (incremental) costs of new resources to serve a load of this magnitude. In order to comply with Potlatch’s request, it would be necessary for Avista Utilities to acquire more new resources at incremental costs that are higher than Avista Utilities’ average embedded cost of service. On June 18, 2001 the Company filed testimony with the IPUC supporting the Company’s position. Hearings with the IPUC regarding this matter are scheduled for August 21, 2001.

Avista Labs     On March 1, 2001, Avista Labs completed the formation of a new company, H2fuel, LLC, to develop and commercialize a new technology for manufacturing hydrogen for fuel cells. Avista Labs owns a 70 percent interest in H2fuel. The remaining interest is owned by Unitel Fuels Technologies, LLC. Avista Labs transferred its ongoing fuel processor development work to H2fuel.

During the three months ended June 30, 2001 Avista Labs achieved a key milestone by initiating commercial sales of its hydrogen-only fuel cells systems for various applications, primarily back-up power for the commercial market. By the end of 2001, Avista Labs expects to sell approximately 50 systems.

On June 27, 2001, Avista Labs announced the signing of an agreement with Maxwell Technologies to provide PowerCache ultracapacitors to optimize performance and reduce the cost of its unique, modular fuel cell systems and components. Avista Labs and Maxwell Technologies have entered a multi-year agreement and are exploring areas of mutual interest for a broader strategic relationship.

On July 27, 2001, Avista Labs announced the introduction of a hydrogen sensor product for fuel cell developers and other hydrogen users. The Avista Labs hydrogen sensor component detects hydrogen in varied applications and is believed to be a necessary component of any fuel cell system. The hydrogen sensor is the first to receive Underwriters Laboratories, Inc. recognition under UL standard 2075.

Regional Transmission Organizations (RTO)     Avista Utilities and four other Western utilities have taken steps toward the formation of an Independent Transmission Company (ITC), TransConnect, which would serve six states. TransConnect would be a member of the planned regional transmission organization, RTO West, a non-profit entity. The new for-profit ITC company would own or lease the high voltage transmission facilities currently held by Avista Utilities, Montana Power Co., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. A proposal was filed on October 17, 2000, in response to the FERC’s Order No. 2000, which requires utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing

AVISTA CORPORATION

obstacles to RTO participation. On April 25, 2001, the FERC issued the RTO West/ TransConnect order granting, with modifications, the companies’ petition. Avista Utilities will be actively evaluating this order to determine the effects of the modifications and the impact to potential ITC development. Outcomes of this process must be resubmitted to the FERC by December 1, 2001. When a final proposal emerges it must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect will ultimately depend on the economics and conditions related to the formation of TransConnect, as well as the economics and conditions related to the regulatory approval process.

Lake Coeur d’ Alene Court Decision     On July 28, 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’ Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d’ Alene and the St. Joe River lying within the current boundaries of the Coeur d’ Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d’ Alene. The United States District Court decision was affirmed by the Ninth Circuit Court of Appeals. The United States Supreme Court affirmed this decision on June 18, 2001. The effect this ruling may have on the Company is not known and can not be estimated at this time.

Spokane River PCBs     On March 7, 2001, the Washington State Department of Ecology (DOE) informed Avista Development of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. On June 4, 2001 Avista Development received official notice as a potentially liable person with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, which was renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice on August 1, 2001.

Additional Financial Data

As of June 30, 2001, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was approximately $1,046.5 million. Of such amount, $863.8 million represented long-term unsecured and unsubordinated indebtedness of the Company, and $183.5 million represented secured indebtedness of the Company. The balance represents indebtedness of subsidiaries and unamortized debt discount. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities.

The following table reflects the ratio of earnings to fixed charges:

	12 Months Ended

	June 30,	December 31,
	2001	2000

Ratio of Earnings to Fixed Charges	3.79 (x)	3.26 (x)

The Company has long-term purchased power arrangements with various Public Utility Districts and the interest expense components of these contracts are included in purchased power expenses. These interest amounts are not included in the fixed charges and would not have a material impact on fixed charges ratios.

AVISTA CORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	4(d)-2	Amended and Restated Credit Agreement dated as of May 31, 2001, among Avista Corporation, The Bank of New York, as Documentation Agent and Toronto Dominion (Texas), Inc., as Agent.

	12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

(b)	Reports on Form 8-K.

Dated May 2, 2001, regarding a settlement agreement related to the Company’s power-cost deferral and recovery plan in Washington.

Dated July 18, 2001, regarding the filing for an electric surcharge in Washington and Idaho.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 13, 2001	/s/ J. E. Eliassen J. E. Eliassen Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)