Form 10-Q
period 2001-09-30
AVISTA CORP
filed 2001-11-13
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-3701

AVISTA CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0462470 (I.R.S. Employer Identification No.)

1411 East Mission Avenue, Spokane, Washington (Address of principal executive offices)	99202-2600 (Zip Code)

Registrant’s telephone number, including area code: Web site: http://www.avistacorp.com	509-489-0500

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

Yes [X]       No [    ]

     As of October 31, 2001, 47,553,393 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended September 30
Dollars in thousands, except per share amounts

	2001	2000

OPERATING REVENUES	$1,403,765	$2,862,809

OPERATING EXPENSES:
Resource costs	1,293,547	2,702,225
Operations and maintenance	23,555	26,008
Administrative and general	25,462	30,792
Depreciation and amortization	17,069	18,620
Taxes other than income taxes	10,513	13,936

Total operating expenses	1,370,146	2,791,581

INCOME FROM OPERATIONS	33,619	71,228

OTHER INCOME (EXPENSE):
Interest expense	(27,622)	(19,797)
Capitalized interest	2,792	274

Net interest expense	(24,830)	(19,523)
Other income-net	86	9,251

Total other income (expense)-net	(24,744)	(10,272)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,875	60,956
INCOME TAXES	2,764	24,537

INCOME FROM CONTINUING OPERATIONS	6,111	36,419

DISCONTINUED OPERATIONS:
Loss from operations — Avista Communications	(5,888)	(3,327)
Asset impairment charges — Avista Communications	(58,417)	—
Minority interest — Avista Communications	3,377	412
Income tax benefit — Avista Communications	22,507	1,036

LOSS FROM DISCONTINUED OPERATIONS	(38,421)	(1,879)

NET INCOME (LOSS)	(32,310)	34,540
DEDUCT-Preferred stock dividend requirements	608	608

INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$(32,918)	$33,932

Weighted-average number of common shares outstanding (thousands), Basic	47,486	47,147
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Earnings per common share from continuing operations	$0.12	$0.76
Loss per common share from discontinued operations	(0.81)	(0.04)

Total earnings (loss) per common share, basic and diluted	$(0.69)	$0.72

Dividends paid per common share	$0.12	$0.12
NET INCOME (LOSS)	$(32,310)	$34,540

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(4)	(33)
Unrealized investment losses — net of tax	(195)	(403)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(199)	(436)

COMPREHENSIVE INCOME (LOSS)	$(32,509)	$34,104

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Nine Months Ended September 30
Dollars in thousands, except per share amounts

	2001	2000

OPERATING REVENUES	$4,991,569	$5,596,176

OPERATING EXPENSES:
Resource costs	4,572,225	5,248,183
Operations and maintenance	71,739	74,523
Administrative and general	93,842	87,080
Depreciation and amortization	54,057	55,174
Taxes other than income taxes	44,089	42,401
Restructuring and exit costs	—	9,805

Total operating expenses	4,835,952	5,517,166

INCOME FROM OPERATIONS	155,617	79,010

OTHER INCOME (EXPENSE):
Interest expense	(76,689)	(49,570)
Capitalized interest	7,338	734

Net interest expense	(69,351)	(48,836)
Other income-net	18,766	26,821

Total other income (expense)-net	(50,585)	(22,015)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	105,032	56,995
INCOME TAXES	40,820	26,943

INCOME FROM CONTINUING OPERATIONS	64,212	30,052

DISCONTINUED OPERATIONS:
Loss from operations — Avista Communications	(16,525)	(9,941)
Asset impairment charges — Avista Communications	(58,417)	—
Minority interest — Avista Communications	4,319	1,824
Income tax benefit — Avista Communications	26,229	1,638

LOSS FROM DISCONTINUED OPERATIONS	(44,394)	(6,479)

NET INCOME	19,818	23,573
DEDUCT-Preferred stock dividend requirements	1,824	23,127

INCOME AVAILABLE FOR COMMON STOCK	$17,994	$446

Weighted-average number of common shares outstanding (thousands), Basic	47,366	45,193
EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Earnings per common share from continuing operations	$1.32	$0.15
Loss per common share from discontinued operations	(0.94)	(0.14)

Total earnings per common share, basic and diluted	$0.38	$0.01

Dividends paid per common share	$0.36	$0.36
NET INCOME	$19,818	$23,573

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	54	24
Unrealized investment gains — net of tax	2,018	—

TOTAL OTHER COMPREHENSIVE INCOME	2,072	24

COMPREHENSIVE INCOME	$21,890	$23,597

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	September 30,	December 31,
	2001	2000

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$161,896	$197,238
Temporary investments	3,034	1,058
Accounts and notes receivable-less allowances of $39,486 and $14,579, respectively	384,992	859,149
Energy commodity assets	820,840	7,956,229
Materials and supplies, fuel stock and natural gas stored	24,486	20,923
Prepayments and other current assets	42,247	53,613
Assets held for sale — Energy Trading and Marketing	42,331	—
Assets held for sale from discontinued operations — Avista Communications	25,550	50,665

Total current assets	1,505,376	9,138,875

NET UTILITY PROPERTY:
Utility plant in service	2,259,229	2,205,230
Construction work in progress	65,065	33,535

Total	2,324,294	2,238,765
Less: Accumulated depreciation and amortization	760,751	720,453

Total net utility property	1,563,543	1,518,312

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	43,926	46,981
Non-utility properties and investments-net	262,725	172,275
Non-current energy commodity assets	540,590	1,367,107
Other property and investments-net	14,391	21,885

Total other property and investments	861,632	1,608,248

DEFERRED CHARGES:
Regulatory assets for deferred income tax	152,672	156,692
Other regulatory assets	174,897	5,407
Utility energy commodity derivative assets	1,372	—
Power and natural gas deferrals	344,951	75,648
Unamortized debt expense	37,333	27,874
Other deferred charges	25,752	32,868

Total deferred charges	736,977	298,489

TOTAL ASSETS	$4,667,528	$12,563,924

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$457,187	$886,268
Energy commodity liabilities	699,440	7,834,007
Current portion of long-term debt	115,514	89,454
Short-term borrowings	125,000	163,160
Taxes and interest accrued	3,164	3,428
Other current liabilities	34,276	143,623
Liabilities of discontinued operations — Avista Communications	7,318	5,763

Total current liabilities	1,441,899	9,125,703

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current liabilities	41,848	38,975
Deferred revenue	43,768	46,002
Non-current energy commodity liabilities	463,376	1,272,374
Utility energy commodity derivative liabilities	171,256	—
Deferred income taxes	534,884	446,310
Other deferred credits	74,942	95,530

Total non-current liabilities and deferred credits	1,330,074	1,899,191

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,895,555	1,539,030

COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND CAPITALIZATION	$4,667,528	$12,563,924

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation

Dollars in thousands

	September 30,	December 31,
	2001	2000

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A - 6.25% to 7.90% due 2002 through 2023	$104,500	$129,500
Series B - 6.50% to 7.89% due 2002 through 2010	59,000	74,000

Total first mortgage bonds	163,500	203,500

Unsecured Pollution Control Bonds:
Floating Rate, Colstrip 1999A, due 2032	66,700	66,700
Floating Rate, Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Senior Notes

9.75% due 2008	400,000	—

Unsecured Medium-Term Notes:
Series A - 7.94% to 8.99% due 2003 through 2007	13,000	13,000
Series B - 6.75% to 8.23% due 2002 through 2023	79,000	89,000
Series C - 5.99% to 8.02% due 2007 through 2028	109,000	109,000
Series D - 8.625% due 2003	175,000	175,000

Total unsecured medium-term notes	376,000	386,000

Other long-term debt	1,757	2,619

Unamortized debt discount	(2,649)	(113)

Total long-term debt	1,026,408	679,806

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK-CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:

$6.95 Series K; 350,000 shares outstanding ($100 stated value)	35,000	35,000

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 47,537,244 and 47,208,689 shares outstanding	616,637	610,741
Note receivable from employee stock ownership plan	(6,030)	(7,040)
Capital stock expense and other paid in capital	(11,781)	(11,696)
Accumulated other comprehensive income (loss)	1,350	(723)
Retained earnings	133,971	132,942

Total common equity	734,147	724,224

TOTAL CAPITALIZATION	$1,895,555	$1,539,030

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Nine Months Ended September 30
Dollars in thousands

	2001	2000

CONTINUING OPERATING ACTIVITIES:
Net income	$19,818	$23,573
Loss from discontinued operations	44,394	6,479
Non-cash items included in net income:
Depreciation and amortization	54,057	55,174
Provision for deferred income taxes	93,998	31,524
Power and natural gas cost deferrals including interest, net of amortizations	(268,860)	(50,137)
Gain on sale of property and subsidiary investments-net	(4,025)	(18,527)
Impairment of non-operating assets	8,240	—
Energy commodity assets and liabilities	(1,544)	(52,306)
Other-net	8,775	1,923
Changes in working capital components:
Sale of customer accounts receivables-net	(44,000)	13,000
Accounts and notes receivable and prepaid expenses	529,041	(490,247)
Materials and supplies, fuel stock and natural gas stored	(3,563)	(1,804)
Accounts payables and other accrued liabilities	(529,613)	422,417
Other	(13,129)	25,326

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(106,411)	(33,605)

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(91,085)	(65,640)
Other capital expenditures	(147,218)	(48,259)
Change in other non-current balance sheet items-net	9,284	4,445
Proceeds from property sales and sale of subsidiary investments	292	90,062
Assets acquired and investments in subsidiaries	(4,519)	(2,466)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(233,246)	(21,858)

CONTINUING FINANCING ACTIVITIES:
Decrease in short-term borrowings	(38,160)	(8,794)
Proceeds from issuance of long-term debt	400,556	175,000
Redemption and maturity of long-term debt	(25,000)	(29,900)
Issuance of common stock, net of repurchases	6,925	2,764
Cash dividends paid	(18,893)	(22,024)
Other-net	(3,389)	308

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	322,039	117,354

NET CASH USED IN DISCONTINUED OPERATIONS	(17,724)	(22,878)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,342)	39,013
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,238	39,988

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,896	$79,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$55,639	$42,133
Income taxes	(23,664)	33,361
Non-cash financing and investing activities:
Transfer of non-operating assets to held for sale	42,331	—
Intangibles acquired through issuance of common stock	1,114	—
Unrealized investment gains	3,105	—
Sale of property through issuance of note receivable	1,690	—
Property purchased under capitalized leases	469	—
Series L Preferred Stock converted to common stock	—	271,286

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended September 30
Dollars in thousands

	2001	2000

OPERATING REVENUES:
Avista Utilities	$198,263	$397,662
Energy Trading and Marketing	1,227,158	2,480,990
Information and Technology	3,968	1,406
Other	3,674	9,272
Intersegment eliminations	(29,298)	(26,521)

Total operating revenues	$1,403,765	$2,862,809

RESOURCE COSTS:
Avista Utilities:
Power purchased	$180,856	$357,295
Natural gas purchased for resale	16,332	18,904
Fuel for generation	19,896	19,652
Power and natural gas deferrals, net of amortization	(117,779)	(44,007)
Other	22,590	(26,240)
Energy Trading and Marketing:
Cost of sales	1,200,950	2,403,142
Intersegment eliminations	(29,298)	(26,521)

Total resource costs (excluding non-energy businesses)	$1,293,547	$2,702,225

GROSS MARGINS:
Avista Utilities	$76,368	$72,058
Energy Trading and Marketing	26,208	77,848

Total gross margins (excluding non-energy businesses)	$102,576	$149,906

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$16,493	$14,507
Energy Trading and Marketing	106	260
Information and Technology	3,508	3,393
Other	3,448	7,848

Total operations and maintenance expenses	$23,555	$26,008

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$12,769	$15,475
Energy Trading and Marketing	4,458	10,409
Information and Technology	6,483	4,577
Other	1,752	331

Total administrative and general expenses	$25,462	$30,792

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$14,301	$16,163
Energy Trading and Marketing	601	822
Information and Technology	1,401	657
Other	766	978

Total depreciation and amortization expenses	$17,069	$18,620

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$23,104	$13,600
Energy Trading and Marketing	20,150	64,972
Information and Technology	(7,331)	(7,284)
Other	(2,304)	(60)

Total income from operations (pre-tax)	$33,619	$71,228

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended September 30
Dollars in thousands

	2001	2000

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$3,458	$(361)
Energy Trading and Marketing	10,714	42,049
Information and Technology	(4,906)	(4,888)
Other	(3,155)	(381)

Total income from continuing operations	$6,111	$36,419

ASSETS: (2000 amounts as of December 31)
Avista Utilities	$2,430,034	$2,129,614
Energy Trading and Marketing	2,091,752	10,271,834
Information and Technology	34,427	13,599
Other	85,765	98,212
Discontinued Operations — Avista Communications	25,550	50,665

Total assets	$4,667,528	$12,563,924

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$34,711	$30,909
Energy Trading and Marketing	48,954	42,104
Information and Technology	574	2,055
Other	540	158

Total capital expenditures	$84,779	$75,226

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Nine Months Ended September 30
Dollars in thousands

	2001	2000

OPERATING REVENUES:
Avista Utilities	$930,955	$1,014,987
Energy Trading and Marketing	4,235,536	4,630,646
Information and Technology	10,085	3,903
Other	12,898	25,046
Intersegment eliminations	(197,905)	(78,406)

Total operating revenues	$4,991,569	$5,596,176

RESOURCE COSTS:
Avista Utilities:
Power purchased	$639,404	$745,997
Natural gas purchased for resale	166,723	84,709
Fuel for generation	71,970	42,828
Power and natural gas deferrals, net of amortization	(252,286)	(49,789)
Other	31,948	41,681
Energy Trading and Marketing:
Cost of sales	4,112,371	4,461,163
Intersegment eliminations	(197,905)	(78,406)

Total resource costs (excluding non-energy businesses)	$4,572,225	$5,248,183

GROSS MARGINS:
Avista Utilities	$273,196	$149,561
Energy Trading and Marketing	123,165	169,483

Total gross margins (excluding non-energy businesses)	$396,361	$319,044

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$50,328	$46,427
Energy Trading and Marketing	312	778
Information and Technology	9,440	7,052
Other	11,659	20,266

Total operations and maintenance expenses	$71,739	$74,523

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$41,792	$45,891
Energy Trading and Marketing	27,144	23,752
Information and Technology	18,766	13,343
Other	6,140	4,094

Total administrative and general expenses	$93,842	$87,080

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$45,941	$48,919
Energy Trading and Marketing	1,548	1,955
Information and Technology	4,104	1,368
Other	2,464	2,932

Total depreciation and amortization expenses	$54,057	$55,174

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$95,277	$(30,817)
Energy Trading and Marketing	90,995	132,647
Information and Technology	(23,232)	(18,023)
Other	(7,423)	(4,797)

Total income from operations (pre-tax)	$155,617	$79,010

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Nine Months Ended September 30
Dollars in thousands

	2001	2000

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$26,660	$(42,580)
Energy Trading and Marketing	63,699	85,812
Information and Technology	(15,619)	(12,200)
Other	(10,528)	(980)

Total income from continuing operations	$64,212	$30,052

ASSETS: (2000 amounts as of December 31)
Avista Utilities	$2,430,034	$2,129,614
Energy Trading and Marketing	2,091,752	10,271,834
Information and Technology	34,427	13,599
Other	85,765	98,212
Discontinued Operations — Avista Communications	25,550	50,665

Total assets	$4,667,528	$12,563,924

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$91,085	$65,640
Energy Trading and Marketing	142,252	42,218
Information and Technology	4,047	5,188
Other	919	853

Total capital expenditures	$238,303	$113,899

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2001 and 2000 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statements of income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2000 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avista Corp. is an energy company involved in the production, transmission and distribution of energy as well as other energy-related businesses. The utility portion of the Company, doing business as Avista Utilities, which is an operating division of Avista Corp. and not a separate entity, provides electric and natural gas service to customers in four western states and is subject to state and federal price regulation. The other businesses are conducted under Avista Capital, which is the parent company to the Company’s non-regulated subsidiaries.

The Company’s operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

Basis of Reporting

The consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. All material intercompany transactions have been eliminated. The accompanying financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants.

Use of Estimates

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

Regulatory Deferred Charges and Credits

The Company prepares its consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company can prepare its financial statements in accordance with SFAS No. 71 due to the fact that (i) the Company’s rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the Company’s cost of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the Company’s costs can be charged to and collected from customers. SFAS No. 71 requires the Company to reflect the impact of regulatory decisions in its financial statements. SFAS No. 71 requires that certain costs and/or obligations (such as incurred power and natural gas costs not currently recovered through rates, but expected to be recovered in the future) to be reflected in a deferral account in the balance sheet and not be reflected in the statement of income until matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 to all or a portion of the

AVISTA CORPORATION

Company’s regulated operations, the Company could be required to write off its regulatory assets. The Company could also be precluded from the future deferral of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.

The Company’s primary regulatory assets include power and natural gas deferrals, investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, offsetting regulatory assets for energy commodity derivative liabilities, conservation programs and the provision for postretirement benefits. Those items without a specific line on the consolidated balance sheets are included in Other regulatory assets and Other deferred charges. Deferred credits include regulatory liabilities created when the Centralia Power Plant was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the consolidated balance sheets as Non-current Liabilities and Deferred Credits — Other deferred credits.

Business Segments

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Trading and Marketing line of business operations primarily includes non-regulated electricity and natural gas marketing and trading activities including derivative commodity instruments such as futures, options, swaps and other contractual arrangements. The Information and Technology line of business operations includes utility internet billing services and fuel cell technology. The Other line of business encompasses other investments and non-energy operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis. The Company is in the process of divesting Avista Communications, its telecommunications business, which is accounted for as a discontinued operation.

Intersegment Eliminations

Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for energy commodities and services.

Other Income-Net

Other income-net is comprised of the following items (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Interest income	$6,906	$4,282	$24,211	$8,223
Net gain on sales of assets	592	3,129	4,025	18,527
Impairment of non-operating assets (Note 3)	(8,240)	—	(8,240)	—
Minority interest	(830)	233	16	384
Other	1,658	1,607	(1,246)	(313)

Total other income-net	$86	$9,251	$18,766	$26,821

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify specific areas presenting difficulties in implementation. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities in the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138, on January 1, 2001.

Avista Utilities buys and sells power under forward contracts that are considered to be derivatives. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of capacity and energy. These contracts are generally entered into to manage Avista Utilities’ loads and resources. In conjunction with the issuance of SFAS No. 133, the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. As a result, unrealized gains or losses for Avista Utilities are not recognized in the consolidated statements of income and comprehensive income.

AVISTA CORPORATION

Avista Energy accounts for derivative commodity instruments entered into for trading purposes using the mark-to-market method of accounting, in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities”, with unrealized gains and losses recognized in the consolidated statements of income.

On January 1, 2001, Avista Utilities recorded a derivative commodity asset of $252.3 million and a derivative commodity liability of $36.1 million. The difference of $216.2 million was recorded as a net regulatory liability in accordance with the accounting orders from the WUTC and IPUC discussed above. The amounts recorded as of January 1, 2001 were based on Avista Utilities’ original interpretations of SFAS No. 133, 138 and the guidance of the FASB’s Derivative Implementation Group (DIG). Avista Utilities believed the majority of its long-term purchases and sales contracts for both capacity and energy qualified as normal purchases and sales under SFAS No. 133 and were not required to be recorded as derivative commodity assets and liabilities. Some contracts for less than one year in duration (short-term) are subject to booking out, whereby power may not be physically delivered. Avista Utilities believed these short-term contracts could not be classified as normal purchases and sales and were recorded as a derivative commodity asset or liability on the consolidated balance sheet.

Based on interpretations of DIG guidance and rulings, Avista Utilities made changes to its accounting for certain contracts effective July 1, 2001. The DIG cleared issue C-15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” on June 27, 2001. This DIG issue allows for power purchase or sale agreements (including forward and option contracts) to qualify for the normal purchase and sale exception provided certain criteria are met. Based on its interpretation of the guidance from the DIG, Avista Utilities no longer records derivative commodity assets and liabilities for short-term contracts subject to booking out as it has been concluded these contracts can now qualify for the normal purchases and sales exception. As of September 30, 2001, the derivative commodity asset balance was $1.4 million, the derivative commodity liability balance was $171.3 million and the offsetting net regulatory asset was $169.9 million.

The derivative commodity asset balance is included in Deferred Charges - Utility energy commodity derivative assets, the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits — Utility energy commodity derivative liabilities, and the offsetting net regulatory asset is included in Deferred Charges — Other regulatory assets on the consolidated balance sheet.

Certain pending issues and other interpretations that may be issued by the DIG may change the conclusions that the Company has reached and, as a result, the accounting treatment and financial statement impact could change in the future.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, it carries over most of SFAS No. 125’s provisions without reconsideration. The standards addressed in this statement are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year 2000. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for using the purchase method; the use of the pooling-of-interests method is no longer permitted. The purchase method of accounting requires goodwill to be measured as the excess of the cost of an acquired entity over the estimated fair value of net amounts assigned to assets acquired and liabilities assumed. This statement also addresses the financial statement disclosure requirements pertaining to business combinations. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires

AVISTA CORPORATION

that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, the Company will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. The Company will be required to adopt this statement on January 1, 2003. The Company is in the process of determining the impact this statement will have on the Company’s financial condition and results of operations.

On August 1, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The Company elected to early adopt this statement. See Note 2. for further information.

Reclassifications

Certain prior period amounts have been reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common equity.

NOTE 2. DISCONTINUED OPERATIONS — AVISTA COMMUNICATIONS

During September 2001 the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture is expected to be completed in early 2002. In October 2001 the Company announced that minority shareholders of Avista Communications will acquire ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In November 2001 the Company announced that Avista Communications has agreed to sell the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. The Company is continuing to pursue disposal of the remaining portion of the business.

In connection with the planned disposal of substantially all of the assets of Avista Communications, the Company has assessed the carrying value of assets and goodwill of Avista Communications as of September 30, 2001. As such, the assets and goodwill of Avista Communications have been written down to the estimated fair value upon the planned disposal of the assets. The total charges of $58.4 million are comprised of the following: $48.2 million for asset impairment, $7.1 million for goodwill impairment and $3.1 million for exit costs and other costs to sell Avista Communications. Exit costs and other costs to sell Avista Communications are expected to be paid out during the fourth quarter of 2001 and the first half of 2002 and primarily include the buyout of contracts and professional fees.

Operating revenues for Avista Communications were $2.9 million for the three months ended September 30, 2001 compared to $1.5 million for the three months ended September 30, 2000. Operating revenues for Avista

AVISTA CORPORATION

Communications were $8.4 million for the nine months ended September 30, 2001 compared to $3.5 million for the nine months ended September 30, 2000.

NOTE 3. IMPAIRMENT OF NON-OPERATING ASSETS

During the three months ended September 30, 2001 the Company recorded an impairment charge related to three turbines owned by Avista Power. The Company originally planned to use these turbines in a non-regulated generation project. However, due to changing market conditions the Company has decided that it will no longer pursue the development of additional non-regulated generation projects. As such, the Company is currently negotiating the sale of the turbines and has written down the carrying value of the turbines to estimated fair value less selling costs. This has resulted in a charge of $8.2 million that is included in Other income-net in the consolidated statements of income. The turbines’ estimated fair value of $42.3 million is classified as Assets held for sale-Energy Trading and Marketing in the consolidated balance sheet.

NOTE 4. ENERGY COMMODITY TRADING

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

Avista Utilities protects itself against price fluctuations on electric energy by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and limit the exposure to market risk. Avista Energy is responsible for the daily management of gas resources to meet the requirements of Avista Utilities’ customers. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. Commodity instruments are not generally held by Avista Utilities for speculative trading purposes. The market values of natural gas derivative commodity instruments held by Avista Utilities as of September 30, 2001 and December 31, 2000, were a $151.0 million net liability and a $1.0 million net asset, respectively. The significant liability position as of September 30, 2001 is a result of forward commitments to purchase natural gas entered into at prices in excess of the current market price for natural gas.

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

AVISTA CORPORATION

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of September 30, 2001, are set forth below (in thousands of mmBTUs and MWhs):

	Fixed Price	Fixed Price	Maximum
	Payor	Receiver	Terms in Years

Energy commodities (volumes)
Natural gas	137,260	127,317	3
Electric	113,983	113,585	19

	Index Price	Index Price	Maximum
	Payor	Receiver	Terms in Years

Energy commodities (volumes)
Natural gas	740,428	747,993	4
Electric	430	12	3

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of September 30, 2001, and the average estimated fair value of those instruments held during the nine months ended September 30, 2001, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of September 30, 2001				nine months ended September 30, 2001

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$300,905	$105,642	$292,677	$80,086	$350,740	$106,738	$334,703	$95,334
Electric	519,935	434,948	406,763	383,290	4,190,336	948,762	4,086,565	868,964
Emission allowances	—	—	—	—	458	—	51	—

Total	$820,840	$540,590	$699,440	$463,376	$4,541,534	$1,055,500	$4,421,319	$964,298

The weighted average term of Avista Energy’s natural gas and related derivative commodity instruments as of September 30, 2001 was approximately five months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of September 30, 2001 was approximately seven months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk, from December 31, 2000, to September 30, 2001 was a decrease of $20.5 million and is included in the consolidated statements of income.

NOTE 5. FINANCINGS

Avista Corp. has a committed line of credit of $220 million that expires on May 29, 2002. As of September 30, 2001, there was $125 million borrowed under this committed line of credit. In September 2001, Avista Corp. secured the committed line of credit with first mortgage bonds. The Company has obtained a waiver of certain covenants in its committed line of credit through the May 29, 2002 expiration date.

Reference is made to the information relating to financings and borrowings as discussed under the caption “Liquidity and Capital Resources” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AVISTA CORPORATION

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Income from continuing operations	$6,111	$36,419	$64,212	$30,052
Loss from discontinued operations	(38,421)	(1,879)	(44,394)	(6,479)

Net income (loss)	(32,310)	34,540	19,818	23,573
Deduct: Preferred stock dividend requirements	608	608	1,824	23,127

Income (loss) available for common stock	$(32,918)	$33,932	$17,994	$446

Weighted-average number of common shares outstanding-basic	47,486	47,147	47,366	45,193
Restricted stock	5	99	5	99
Stock options	—	115	12	364

Weighted-average number of common shares outstanding-diluted	47,491	47,361	47,383	45,656

Earnings (loss) per common share, basic and diluted:
Earnings per common share from continuing operations	$0.12	$0.76	$1.32	$0.15
Loss per common share from discontinued operations	(0.81)	(0.04)	(0.94)	(0.14)

Total earnings (loss) per common share	$(0.69)	$0.72	$0.38	$0.01

NOTE 7. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs. Additional information for each of these separate companies is provided as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Avista Advantage
Operating Revenues	$3,692	$1,276	$9,557	$3,240
Loss From Operations (pre-tax)	$(3,224)	$(3,590)	$(11,829)	$(9,952)
Net Loss	$(2,195)	$(2,471)	$(8,050)	$(6,794)
Avista Labs
Operating Revenues	$276	$130	$528	$663
Loss From Operations (pre-tax)	$(4,107)	$(3,694)	$(11,403)	$(8,071)
Net Loss	$(2,711)	$(2,417)	$(7,569)	$(5,406)

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company believes, based on the information presently known, that the ultimate liability for the matters discussed in this note, individually or in the aggregate, taking into account established accruals for estimated liabilities, will not be material to the consolidated financial condition of the Company, but could be material to results of operations or cash flows for a particular quarter or other reporting period. No assurance can be given, however, as to the ultimate outcome with respect to any particular issue.

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

AVISTA CORPORATION

Matthews. On August 7, 2000, Martin Capetz filed a lawsuit in the same Court against the Company, Mr. Matthews and Mr. Eliassen. On November 9, 2000, the court entered an order consolidating the cases, appointing the lead stockholder-plaintiff, and appointing lead stockholders-plaintiffs’ counsel to prosecute the litigation. On February 13, 2001, plaintiffs filed their First Amended and Consolidated Class Action Complaint asserting claims on behalf of a purported class of persons who purchased Company common stock during the period April 14, 2000, through June 21, 2000. In their consolidated complaint, plaintiffs asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, arising out of various alleged misstatements and omissions in the Company’s Annual Report on Form 10-K for the year 1999, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and in other information made publicly available by the Company, and, further, claimed that plaintiffs and the purported class suffered damages as a result thereof. Such alleged misstatements and omissions were claimed to relate to the Company’s trading activities in wholesale energy markets, the Company’s risk management policies and procedures with respect thereto, and the Company’s trading losses in the second quarter of 2000. The plaintiffs requested, among other things, compensatory damages in unspecified amounts and other relief as the Court may deem proper. On March 29, 2001, the Company filed a Motion to Dismiss the Consolidated Complaint, which was granted by the Court on June 14, 2001 without prejudice to allow the plaintiffs the opportunity to amend the complaint to seek to cure the deficiencies identified by the Court.

In October 2000, the staff of the Securities and Exchange Commission requested certain information and documentation from the Company regarding Avista Utilities’ wholesale trading activities and its risk management policies and procedures with respect thereto. The Company complied with this request.

Commodity Futures Trading Commission Investigation

Avista Energy and several of its former employees were subjected to an investigation by the Commodity Futures Trading Commission (CFTC) into futures trading of certain Palo Verde and California Oregon Border electricity futures contracts traded on the New York Mercantile Exchange on four separate dates in 1998. The CFTC’s Division of Enforcement (Division) recommended to the CFTC Commissioners that Avista Energy and several of its former employees be charged with manipulation, attempted manipulation and other charges in connection with trading on those four dates. On August 21, 2001 Avista Energy reached a settlement with the Division in which it neither admits nor denies the allegations, paid a fine of $2.1 million and agreed to a cease and desist order with respect to certain trading activities.

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the years 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20 percent of the energy futures trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its futures trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal was filed with the DOR and a hearing was held on September 25, 2001. Avista Energy is prepared to seek relief in the Washington courts if a satisfactory determination is not received.

Hamilton Street Bridge Site

A portion of the Hamilton Street Bridge Site in Spokane, Washington (including a former coal gasification plant site that operated for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicate environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington’s Department of Ecology (DOE) that it had been designated as a potentially liable party (PLP) with respect to any hazardous substances located on this site, stemming from the Company’s past ownership of the former gas plant site. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and to implement appropriate remedial measures. The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named

AVISTA CORPORATION

two other parties as additional PLPs.

An Agreed Order was signed by the DOE, the Company and Burlington Northern & Santa Fe Railway Co. (another PLP) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued a draft Consent Decree for the PLPs to review. The DOE expects the PLPs to have reached an agreement and signed the Consent Decree by December 10, 2001. The Company’s portion of the costs associated with the CAP is not material to the consolidated statements of income and has been accrued for in the consolidated balance sheet.

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

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc. filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. On November 2, 2001, plaintiffs filed a motion to amend their complaint. The proposed amended pleading, among other things, removes Form House Holdings, Inc. as a plaintiff; however, plaintiff Creative Solutions Group, Inc. continues to allege that Pentzer made misrepresentations and breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff alleges damages in the approximate amount of $31 million, plus exemplary damages, interest and attorney’s fees. Pentzer has retained legal counsel and intends to vigorously defend against this action.

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others:

•	the outcome of a general rate case to be filed in the state of Washington by December 1, 2001 which will address the prudence and recovery of significant deferred power costs among other issues

•	changes in the utility regulatory environment in the states in which the Company operates and the Western United States

•	the impact of regulatory and legislative decisions including Federal Energy Regulatory Commission (FERC) price controls and including possible retroactive price caps and resulting refunds

•	the availability and prices of purchased energy, volatility and illiquidity in wholesale energy markets

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs)

•	future streamflow conditions and the impact on the availability of hydroelectric resources

•	changes in future demand, either due to weather conditions or customer growth

•	failure to deliver on the part of any parties from which the Company purchases capacity or energy

•	the Company’s ability to obtain financing through debt and/or equity issuance

•	various other matters, many of which are beyond the Company’s control

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

The following discussion and analysis is provided for the consolidated financial condition and results of operations of Avista Corporation (Avista Corp. or the Company) which includes its subsidiaries. This discussion focuses on significant factors concerning the Company’s financial condition and results of operations and should be read along with the consolidated financial statements.

Avista Corp. Lines of Business

Avista Corp. is an energy company involved in the production, transmission and distribution of energy as well as other energy-related businesses. The Company is currently organized into four continuing lines of business — Avista Utilities, Energy Trading and Marketing, Information and Technology and Other. The Company has decided to discontinue the operations of Avista Communications, previously included in the Information and Technology segment, during September 2001. Avista Utilities, which is a division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the other lines of business.

Avista Utilities is responsible for electric generation, production, and transmission, and electric and natural gas distribution services. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and two natural gas-fired combustion turbine (CT) generating units. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates two additional natural gas-fired CT generating units. These facilities have a total net capability of approximately 1,470 megawatts, of which 65 percent is hydroelectric and 35 percent is thermal. In addition, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities under firm long-term contracts having terms of more than one year in the wholesale market. In addition, Avista Utilities

AVISTA CORPORATION

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

Developments in wholesale energy markets, compounded by the record low availability of hydroelectric resources, have had an adverse effect on Avista Corp.’s financial condition, results of operations, cash flows and liquidity. See “Developments in Wholesale Energy Markets”, “Results of Operations” and “Liquidity and Capital Resources.”

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Systems Coordinating Council (WSCC), which is comprised of the eleven Western states. Avista Power was formed to develop and own generation assets. It has been decided that Avista Power will no longer pursue the development of additional non-regulated generation projects.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a business-to-business e-commerce portal that provides a variety of energy-related products and services to commercial and industrial customers in North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs is in the process of developing Proton Exchange Membrane (PEM) fuel cells for power generation at the site of the consumer or industrial user and fuel cell components.

The Other line of business includes Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts) and several other minor subsidiaries. This line of business is responsible for investing in business opportunities that have potential value in the lines of business in which the Company is already involved.

Avista Communications is an Integrated Communications Provider (ICP) providing local dial tone, data transport, internet services, voice messaging and other telecommunications services to several communities in the Northwestern United States. Avista Corp. reached a decision in September 2001 that it would dispose of substantially all of the assets of Avista Communications. As such, Avista Communications is reported as a discontinued operation.

DEVELOPMENTS IN WHOLESALE ENERGY MARKETS

Beginning in the second quarter of 2000, the price of power and natural gas in the Western wholesale market increased considerably and became much more volatile. While prices decreased during the second and third quarter of 2001, the wholesale markets remain volatile. Federal and state officials, including the FERC, the California Public Utility Commission and the Attorneys General of California, Oregon and Washington, have commenced reviews to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in California.

Avista Utilities — Regulatory Matters

On August 9, 2000, the WUTC approved Avista Utilities’ request for deferred accounting treatment for certain power costs related to increases in wholesale electric prices beginning July 1, 2000 through June 30, 2001. The specific power costs deferred include the changes in power costs to Avista Utilities from the costs included in base retail rates, resulting from changes in short-term wholesale market prices, changes in the level of hydroelectric

AVISTA CORPORATION

generation and changes in the level of thermal generation (including changes in fuel prices). The deferrals each month are calculated as the difference between the actual costs to Avista Utilities associated with these three power cost components, and the level of costs included in Avista Utilities’ base retail rates. The power costs deferred relate solely to the operation of Avista Utilities’ system resources to serve its system retail and wholesale load obligations.

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

On May 23, 2001, the WUTC approved a settlement agreement reached among Avista Corp., the staff of the WUTC and other parties with respect to deferred power costs. The agreement, among other things, provided for the extension of Avista Corp.’s deferral accounting mechanism through February 2003. Due to the planned addition of generating resources as well as the expiration of certain long-term power sale agreements, Avista Utilities, at the time of the settlement agreement, expected to be in a power surplus position by the middle of 2002. The agreement was based, in part, on the expectation that Avista Utilities’ profits from surplus power sales would offset the power cost deferral balance, reducing the balance to zero by the end of February 2003 without any price increase to retail customers. These expectations were based on assumptions as to a number of variables including, but not limited to, streamflow conditions, thermal plant performance, level of retail loads, wholesale market prices and the amount of additional generating resources. Avista Utilities reserved the right to alter, amend, or terminate the settlement agreement as well as the right to seek interim rate relief. As discussed below, subsequent events and conditions have changed Avista Utilities’ original expectations and plans.

On June 18, 2001, the FERC issued an order adopting a price mitigation plan applicable to certain wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The order applies to pre-schedule (day-ahead) and real-time (hour-ahead) transactions in the western United States. In general terms, when operating reserves fall below 7 percent in California and the California Independent System Operator (CalISO) calls a Stage 1 alert, the market price is capped at the operating cost of the highest cost unit in operation during the Stage 1 condition. The price during non-Stage 1 periods is based on 85 percent of the price established during the most recent Stage 1 alert. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Since the issuance of the FERC price mitigation plan, wholesale market prices in the West have decreased considerably. The decrease in price has affected Avista Utilities’ plan for recovery of deferred power costs through future surplus power sales.

In response to the dramatically reduced availability of hydroelectric generation, Avista Utilities was required to make additional fixed price purchases of energy to meet its retail and firm wholesale load requirements for 2001 on the higher cost short-term wholesale market. Due to the shortage of hydroelectric generation and high wholesale market prices, Avista Utilities initiated the process of placing several small diesel and natural gas-fired generators into operation at sites in its service territory. Site and emission permits are required prior to the facilities’ operations. Due to the reduction in wholesale market prices, Avista Utilities reevaluated the cost of the small generation units and will not operate as many of the units as originally planned.

During June and the first part of July 2001, Avista Utilities evaluated the effect of the recent decline in wholesale market prices and the FERC price mitigation plan on its ability to recover deferred power cost balances under the settlement agreement approved by the WUTC on May 23, 2001 and the continuing power cost adjustment (PCA) mechanism for Idaho customers approved by the IPUC. The combination of low hydroelectric availability, the cost of energy and capacity under forward contracts entered during a period of high wholesale prices to meet customer demand for 2001, the decline in forward wholesale prices and the FERC price mitigation plan increased current and estimated future deferred costs to levels significantly higher than originally anticipated and significantly reduced the expected value from future surplus sales of energy. As such, Avista Utilities determined the plan for recovery of deferred cost balances, as contemplated in the May 23, 2001 settlement agreement with the WUTC and the existing PCA with the IPUC, was not feasible.

AVISTA CORPORATION

Accordingly, on July 18, 2001 Avista Utilities filed requests with the WUTC and IPUC for the approval of an electric energy surcharge of 36.9 percent in Washington and a PCA surcharge of 14.7 percent in Idaho for a 27-month period beginning in September 2001. As of September 30, 2001, Avista Utilities had deferred $271.2 million power costs that has not been recovered in rates.

On September 24, 2001 the WUTC issued an order approving a 25 percent temporary electric rate surcharge for the 15-month period from October 1, 2001 to December 31, 2002 that will be applied uniformly across all Washington electric customer classes. Revenues collected under the surcharge will be subject to refund. It is estimated the order will allow Avista Utilities to reduce the deferred power cost balance by $125 million. This will include the receipt of $71 million in additional revenue from the surcharge and the accelerated amortization of $54 million of a deferred non-cash credit on the Company’s balance sheet. The deferred non-cash credit relates to funds received in December 1998 for the monetization of a contract in which the Company assigned and transferred certain rights under a long-term power sales contract with Portland General Electric to a funding trust. The deferred balance was scheduled to be amortized into revenues over the 16-year period of the long-term sales contract. There will be no direct impact on net income from either the surcharge or accelerated amortization of the deferred non-cash credit; however, the surcharge revenue will increase cash flows. The order by the WUTC provides for the termination of the accounting mechanism for the deferral of power costs effective December 31, 2001. Total deferred power costs for Washington customers were $199.7 million as of September 30, 2001.

The WUTC ordered Avista Utilities to file a general rate case by December 1, 2001. Avista Utilities intends to request the recovery of additional deferred power costs in the general rate case and is prepared to demonstrate the prudence of all power costs which it has incurred. The general rate case will also likely address various power supply issues previously raised by the WUTC, a long-term power cost adjustment mechanism, increased capital costs as well as other issues customarily addressed in general rate cases, including whether or not the total rates are just, fair, reasonable and sufficient. General rate cases before the WUTC have historically taken from ten to twelve months.

On October 12, 2001 the IPUC issued an order approving a 14.7 percent PCA surcharge for Idaho electric customers. The IPUC also granted an extension of a 4.7 percent PCA surcharge implemented earlier this year that was set to expire January 31, 2002. Both PCA surcharges will remain in effect until October 11, 2002. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC anticipates the PCA surcharge will be extended for an additional period. It is currently estimated the IPUC order will allow Avista Utilities to reduce the deferred power cost balance by approximately $58.2 million. This will include the receipt of $23.6 million in additional revenue from the PCA surcharges and the accelerated amortization of $34.6 million of a deferred non-cash credit on the Company’s balance sheet for the monetization of the Portland General Electric Sale Agreement (see description above). There will be no direct impact on net income from either the PCA surcharges or accelerated amortization of the deferred non-cash credit; however, the PCA surcharges will increase cash flows. The current PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. Total deferred power costs for Idaho customers were $71.5 million as of September 30, 2001.

On November 13, 2001, Avista Utilities filed a request with the WUTC for an expedited procedural schedule to address the prudence of the $199.7 million of deferred power costs incurred as of September 30, 2001. This procedure will determine the definitive amount of deferred power costs that will ultimately be recovered from retail customers. The Company made this request due to the fact that uncertainty involving the recovery of deferred power costs will present financing challenges for the Company during the first half of 2002. The Company plans to issue preferred or common stock during the first half of 2002 and the Company’s $220 million committed line of credit as well as a $125 million (subsequently reduced to $90 million) accounts receivable financing facility expire in May 2002. It will be difficult for the Company to renew financing facilities or issue equity securities without certainty of the recoverability of deferred power costs. Avista Utilities has requested the WUTC issue an order by February 15, 2002 with regards to the prudence and recoverability of deferred power costs incurred prior to September 30, 2001. This request does not provide for an adjustment to rates or the period over which deferred power costs will be recovered. These issues, among other things, will be addressed in a general rate case to be filed by December 1, 2001.

On July 6, 2001, Avista Utilities filed requests for purchased gas cost adjustments (PGA) with the WUTC and the IPUC. The Washington PGA increase of 12.2 percent approved by the WUTC became effective on August 9, 2001. The Idaho PGA increase of 11.5 percent approved by the IPUC became effective on August 28, 2001. Total

AVISTA CORPORATION

deferred natural gas costs were $76.0 million as of September 30, 2001. Avista Utilities estimates the PGA rate changes will increase revenues by $24.6 million per year. Based on current PGAs in place and current natural gas prices, Avista Utilities expects that the deferred natural gas cost balance will be fully recovered by December 2002. However, there will be no impact on net income as deferred natural gas costs are amortized to offset the increase in revenues.

Western Power Market Issues

In addition to energy issues directly impacting the Company, Avista Utilities and Avista Energy are also directly and indirectly involved with issues surrounding Western power markets.

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under Chapter 11 of the bankruptcy code for protection from creditors. SCE has remained outside of bankruptcy.

As of September 30, 2001, Avista Energy’s accounts receivable related to defaulting parties in California — net of reserves for uncollected amounts, cost of collection, and refunds — were approximately $7.8 million. Avista Energy is currently pursuing recovery for the defaulted obligations. Several significant recent developments include:

•	On September 20, 2001, PG&E filed a plan of reorganization that provides for payment of all creditors on or around January 1, 2003. The PG&E plan requires various approvals, including procedural and content matters by the Federal Bankruptcy Court, Securities and Exchange Commission, Nuclear Regulatory Commission, and the FERC. Various parties, including consumer groups and the California Public Utilities Commission (CPUC), have announced opposition to the plan of reorganization.

•	On October 2, 2001, SCE and the CPUC announced a settlement of SCE’s filed rate doctrine lawsuit. The settlement, coupled with certain SCE financing plans, would enable SCE to restore its creditworthiness and pay its defaulted obligations as early as March 2002.

•	Earlier in 2001, the Governor of California invoked emergency executive powers to seize certain power contracts (called “block forward contracts”) between the CalPX and, respectively, PG&E and SCE after PG&E’s and SCE’s defaults. The block forward contracts would have been significant assets of the CalPX bankruptcy estate if they had not been so removed by the Governor. PG&E, SCE, the CalPX Creditors Committee, and certain individual creditors filed suits separately against the State of California for compensation related to the seized block forward contracts. On September 20, 2001, the U.S. Court of Appeals for the Ninth Circuit ruled that wholesale energy suppliers are entitled to injunctive relief from the State of California. At this time, it is not possible to predict the timing or outcome of this claim against the State of California.

The FERC issued an order on August 23, 2000 initiating hearing proceedings under section 206 of the Federal Power Act to address matters affecting bulk power markets and wholesale energy prices (including volatile price fluctuations) in California. On November 1, 2000 the FERC proposed specific remedies to address dysfunctions in California’s wholesale bulk markets and to ensure just and reasonable wholesale power rates by public utility sellers in California. The FERC denied requested refunds from sellers of electric power for sales prior to October 2, 2000 and held that sales made after October 2, 2000 are subject to refund, with the level and extent of any refund to be determined in future orders. On April 26, 2001, the FERC issued a price mitigation order that affected CalISO spot market prices during times of power shortages (reserve margins falling below 7 percent as determined by the CalISO) at the highest clearing price during reserve deficiency hours. On June 18, 2001 the FERC expanded its price mitigation plan for the California spot market to 24 hours a day, seven days a week and broadened the price curbs to the eleven state Western region. Throughout the Western region, during non-reserve deficiency hours, prices cannot, absent justification, exceed 85 percent of the highest hourly-clearing price in the most recent California Stage 1 reserve deficiency until September 30, 2002. Even though California’s seasonal peak usage is opposite of that of the Northwest, the California-determined highest hourly clearing price also governs prices in the Pacific Northwest.

On July 25, 2001, the FERC issued an order to commence a fact-finding hearing to determine amounts to be refunded for certain sales, which are defined as covering the period from October 2, 2000 to June 20, 2001 in the California spot market operated by the CalISO and the CalPX. The July 25 order provides that any refunds owed could be offset against unpaid energy debts due to the same party. The FERC schedule for this proceeding has been

AVISTA CORPORATION

continued until March 2002. Avista Energy is participating in this proceeding pursuant to the FERC order and cannot predict its outcome at this time.

The July 25, 2001 FERC order also directed a separate evidentiary proceeding to explore wholesale power market issues in the Pacific Northwest. The FERC’s Pacific Northwest proceeding seeks to determine whether there were excessive charges for spot market sales in the Pacific Northwest in the period December 25, 2000 to June 20, 2001, and whether there is sufficient factual basis for the FERC to take further action. Based on their application of selected retroactive pricing methods, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities. Avista Energy and Avista Utilities joined with numerous other wholesale market participants to vigorously oppose proposals for retroactive price caps and refund claims. On September 24, 2001, the FERC’s administrative law judge for this proceeding issued a recommendation that the FERC should not order refunds for the Pacific Northwest for the period in question and that the FERC should take no further action on these matters. The FERC is expected to issue a decision in the Pacific Northwest refund proceeding by the end of 2001.

RESULTS OF OPERATIONS

Overall Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Income from continuing operations was $6.1 million for the three months ended September 30, 2001, compared to income from continuing operations of $36.4 million for the three months ended September 30, 2000. The decrease in income from continuing operations is due to a decrease in net income for the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $10.7 million for the three months ended September 30, 2001; a decrease compared to net income of $42.0 million for the three months ended September 30, 2000. Although net income decreased from the quarter one year ago, Avista Energy continued to benefit from a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. The primary reason for the decrease in net income was a decrease in the mark-to-market adjustment for the change in the fair value of Avista Energy’s energy commodity portfolio.

Avista Utilities recorded net income of $3.5 million for the three months ended September 30, 2001 compared to a net loss of $0.4 million for the three months ended September 30, 2000.

The Information and Technology line of business incurred a net loss of $4.9 million for the three months ended September 30, 2001 consistent with a net loss of $4.9 million for the three months ended September 30, 2000 as Avista Advantage and Avista Labs continued to grow their operations.

The Other line of business incurred a net loss of $3.2 million for the three months ended September 30, 2001 compared to a net loss of $0.4 million for the three months ended September 30, 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements.

The net loss available for common stock was $32.9 million for the three months ended September 30, 2001, compared to net income available for common stock of $33.9 million for the three months ended September 30, 2000. This decrease is primarily due to the decrease in income from continuing operations discussed above as well as the discontinued operations of Avista Communications which resulted in a net loss of $38.4 million for the three months ended September 30, 2001, compared to a net loss of $1.9 million for the three months ended September 30, 2000. The significant loss from Avista Communications is primarily due to asset impairment charges of $58.4 million.

Basic and diluted earnings per share from continuing operations were $0.12 for the three months ended September 30, 2001 compared to earnings per share from continuing operations of $0.76 for the three months ended September 30, 2000. Avista Utilities contributed $0.06 per share for the three months ended September 30, 2001 compared to a net loss of $0.02 per share for the three months ended September 30, 2000. The Energy Trading and Marketing operations contributed $0.23 per share for the three months ended September 30, 2001 compared to a contribution of $0.89 per share for the three months ended September 30, 2000. The Information and Technology operations had a net loss of $0.10 per share for the three months ended September 30, 2001 compared to a net loss of $0.10 per share

AVISTA CORPORATION

for the three months ended September 30, 2000. The Other line of business recorded a loss of $0.07 per share for the three months ended September 30, 2001 compared to a net loss of $0.01 per share for the three months ended September 30, 2000. The discontinued operations of Avista Communications had a net loss of $0.81 per share for the three months ended September 30, 2001 compared to a loss of $0.04 per share for the three months ended September 30, 2000.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Income from continuing operations was $64.2 million for the nine months ended September 30, 2001, compared to income from continuing operations of $30.1 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in net income recorded by Avista Utilities. Net income of $26.7 million was recorded by Avista Utilities for the nine months ended September 30, 2001 compared to a net loss of $42.6 million for the nine months ended September 30, 2000. Avista Utilities’ net loss for the nine months ended September 30, 2000 was primarily due to unprecedented sustained peaks in electric energy prices compounded by a wholesale short position. Net income of $63.7 million was recorded by the Energy Trading and Marketing line of business for the nine months ended September 30, 2001 compared to net income of $85.8 million for the nine months ended September 30, 2000. Avista Energy continued to benefit from a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets.

The Information and Technology line of business incurred a net loss of $15.6 million for the nine months ended September 30, 2001 compared to a net loss of $12.2 million for the nine months ended September 30, 2000 as Avista Advantage and Avista Labs continued to grow their operations.

The Other line of business incurred a net loss of $10.5 million for the nine months ended September 30, 2001 compared to a net loss of $1.0 million for the nine months ended September 30, 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements.

The discontinued operations of Avista Communications resulted in a net loss of $44.4 million for the nine months ended September 30, 2001, compared to a net loss of $6.5 million for the nine months ended September 30, 2000. The significant loss from Avista Communications is primarily due to asset impairment charges of $58.4 million.

Income available for common stock for the nine months ended September 30, 2000 was also decreased in part due to the conversion of all outstanding shares of Series L Preferred Stock into shares of common stock, which resulted in a one-time charge of $21.3 million for preferred stock dividend requirements.

Basic and diluted earnings per share from continuing operations were $1.32 for the nine months ended September 30, 2001 compared to earnings from continuing operations of $0.15 per basic and diluted share for the nine months ended September 30, 2000. Avista Utilities contributed $0.52 per share for the nine months ended September 30, 2001 compared to a net loss of $1.45 per share for the nine months ended September 30, 2000. The Energy Trading and Marketing operations contributed $1.35 per share for the nine months ended September 30 2001 compared to a contribution of $1.89 per share for the nine months ended September 30, 2000. The Information and Technology operations recorded a net loss of $0.33 per share for the nine months ended September 30, 2001 compared to a net loss of $0.27 per share for the nine months ended September 30, 2000. The Other line of business recorded a loss of $0.22 per share for the nine months ended September 30, 2001 compared to a net loss of $0.02 per share for the nine months ended September 30, 2000. The discontinued operations of Avista Communications recorded a net loss of $0.94 per share for the nine months ended September 30, 2001 compared to a net loss of $0.14 per share for the nine months ended September 30, 2000.

Avista Utilities

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Avista Utilities’ pre-tax income from operations was $23.1 million for the three months ended September 30, 2001 compared to pre-tax income from operations of $13.6 million for the three months ended September 30, 2000. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased by $199.4 million and resource costs decreased $203.7 million resulting in an increase of $4.3 million in gross margin for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Also

AVISTA CORPORATION

contributing to the increase from the prior year was a $5.2 million decrease in operating expenses, other than resource costs.

Retail electric revenues decreased $6.9 million for the three months ended September 30, 2001 from the comparable period of 2000 primarily due to a decrease in use per customer. The decrease in use per customer was primarily due to the effectiveness of conservation programs. Wholesale electric revenues decreased $200.1 million, or 75 percent, while wholesale sales volumes decreased 59 percent during the three months ended September 30, 2001 from 2000, reflecting average sales prices that were 40 percent lower for wholesale power sales. Wholesale sales volumes decreased from the quarter one year ago due to management’s decision in 2000 to reduce power imbalance volume limits (the difference between projected load obligations and projected resource availability). This decision was based on the emergent market price volatility, and Avista Utilities’ strategy to focus primarily on energy transactions necessary to efficiently manage power resources to meet retail customer loads and wholesale obligations. The extent of future wholesale transactions will be determined based on resource additions or changes and load obligations and contract commitments.

Natural gas revenues increased $6.7 million for the three months ended September 30, 2001 from 2000 due to increased prices approved by state commissions to recover increased natural gas costs partially offset by a decrease in therm sold.

Power purchased during the three months ended September 30, 2001 decreased $176.4 million compared to the three months ended September 30, 2000 primarily due to decreased non-firm wholesale power purchases. As previously discussed, Avista Utilities decreased wholesale electric sales from 2000 to 2001, reducing the amount of non-firm wholesale power purchases. Average purchased power prices for the three months ended September 30, 2001 were 3 percent lower than for the three months ended September 30, 2000 and volumes purchased decreased 48 percent.

During the three months ended September 30, 2001 Avista Utilities deferred $84.0 million in power costs in Washington and $36.8 million in Idaho under the power cost adjustment mechanism currently in place. The total balance of deferred power costs was $199.7 million for Washington and $71.5 million for Idaho as of September 30, 2001. Avista Utilities will only be able to recover these balances of deferred costs in the amounts, and at the times, authorized by the respective state commissions. Avista Utilities has a power cost adjustment mechanism in Idaho which allows it to modify electric rates to recover or rebate 90 percent of the difference between actual and allowed net power supply costs. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent that Avista Utilities estimates will recover $125 million of deferred power costs by the end of 2002. This will include the receipt of $71 million in additional revenue from the surcharge and the accelerated amortization of $54 million of a deferred non-cash credit on the Company’s balance sheet for the monetization of the Portland General Electric Sale Agreement. In October 2001, the IPUC approved a power cost adjustment surcharge and the extension of a previously approved surcharge for a total increase of 19.4 percent that Avista Utilities estimates will recover $58.2 million in power costs by October 2002. This will include the receipt of $23.6 million in additional revenue from the PCA surcharges and the accelerated amortization of $34.6 million of a deferred non-cash credit on the Company’s balance sheet for the monetization of the Portland General Electric Sale Agreement. On November 13, 2001, Avista Utilities filed a request with the WUTC for an expedited procedural schedule to address the prudence of deferred power costs incurred for Washington customers as of September 30, 2001. This request does not provide for an adjustment to rates or the period over which deferred power costs will be recovered. These issues, among other things, will be addressed in a general rate case to be filed by December 1, 2001. See further description of issues related to deferred power costs in the section “Developments in Wholesale Energy Markets.”

The expense for natural gas purchased for resale for the three months ended September 30, 2001 decreased $2.6 million compared to the three months ended September 30, 2000 due to both the decreased cost of natural gas and a decrease in total therms sold.

Other resource costs for the three months ended September 30, 2001 increased $48.8 million compared to the three months ended September 30, 2000. This increase is primarily due to $38.8 million of net mark-to-market adjustments of options during the three months ended September 30, 2000.

Operating expenses (other than resource costs) decreased $5.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This is primarily due to company-wide initiatives to reduce administrative and general expenses as well as decreased taxes other than income taxes due to reduced revenues.

AVISTA CORPORATION

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Avista Utilities’ pre-tax income from operations was $95.3 million for the nine months ended September 30, 2001 compared to a loss of $30.8 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased $84.0 million and resource costs decreased $207.7 million resulting in an increase of $123.7 million in gross margin for the nine months ended September 30, 2001 as compared to 2000.

Based on views of streamflows, historic market prices and energy availability in the second quarter of 2000, Avista Utilities entered into contracts and sold call options for fixed-price power for delivery without making matching purchases at the same time. Avista Utilities also made certain short-term sales at fixed prices that were offset by purchases at prices indexed to the market price at the time of delivery. Certain of these wholesale trading positions were outside normal operating guidelines. Avista Utilities was required to buy additional power not only to meet its obligations to its retail and long-term wholesale customers, but also to cover its wholesale trading positions. An orderly process to complete the necessary power purchases was impeded by the rapid escalation of market prices and lack of liquidity in the power markets during the second quarter of 2000. These purchases were made at fixed prices significantly higher than the related selling prices and at index, which settled at unprecedented levels in June 2000. The pricing of these purchases caused the majority of Avista Utilities’ loss for the nine months ended September 30, 2000.

Avista Utilities’ short position was compounded by the May 2000 sale of its interest in the Centralia Power Plant, which reduced its system capacity by 200 megawatts. Based on historical trends and Avista Utilities’ views on power prices and availability of power for May and June 2000, Avista Utilities did not seek to replace the Centralia Power Plant generation for those two months with firm commitments. Avista Utilities entered into a three-and-one-half-year contract to purchase 200 megawatts from TransAlta beginning in July 2000.

Retail electric revenues decreased $14.1 million for the nine months ended September 30, 2001 from the comparable period of 2000. This decrease was primarily due to refunds to customers in January 2001 from the gain on the sale of Avista Utilities’ interest in the Centralia Power Plant. Wholesale electric revenues decreased $141.9 million, or 25 percent, while wholesale sales volumes decreased 58 percent during the nine months ended September 30, 2001 from 2000, reflecting average sales prices that were 80 percent higher than the prior year. Wholesale sales volumes decreased due to management’s decision in mid-2000 to reduce power imbalance volume limits as discussed above.

Natural gas revenues increased $69.0 million for the nine months ended September 30, 2001 from 2000 due to increased prices approved by state commissions to recover increased natural gas costs partially offset by decreased therm sales, primarily due to decreased transportation customer volumes.

Power purchased during the nine months ended September 30, 2001 decreased $106.6 million, or 14 percent compared to the nine months ended September 30, 2000 primarily due to the decreased volume of power purchases, partially offset by higher prices. Average purchased power prices for the nine months ended September 30, 2001 were 65 percent higher than for the nine months ended September 30, 2000; however, volumes purchased decreased 48 percent. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales.

During the nine months ended September 30, 2001 Avista Utilities deferred $155.2 million in power costs in Washington and $67.1 million in Idaho under the power cost adjustment mechanism currently in place. The total balance of deferred power costs was $199.7 million for Washington and $71.5 million for Idaho as of September 30, 2001. Avista Utilities will only be able to recover these balances of deferred costs in the amounts, and at the times, authorized by the respective state commissions. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent that Avista Utilities estimates will recover $125 million of deferred power costs by the end of 2002. In October 2001, the IPUC approved a power cost adjustment surcharge and the extension of a previously approved surcharge for a total of 19.4 percent that Avista Utilities estimates will recover $58 million in power costs by October 2002. See further description of issues related to deferred power costs in the section “Developments in Wholesale Energy Markets.”

Additionally, Avista Utilities has deferred, net of amortization, $32.1 million of purchased natural gas costs during the nine months ended September 30, 2001 and total deferred natural gas costs were $76.0 million as of September 30, 2001. On July 6, 2001, the Company filed requests for purchased gas cost adjustments (PGA) with the WUTC and the IPUC in order to recover a significant portion of the deferred natural gas costs related to Washington and

AVISTA CORPORATION

Idaho natural gas purchases. The Washington PGA increase of 12.2 percent approved by the WUTC became effective on August 9, 2001. The Idaho PGA increase of 11.5 percent approved by the IPUC became effective on August 28, 2001. Avista Utilities estimates the PGA rate changes will increase revenues by $24.6 million per year. Based on current PGAs in place and current natural gas prices, Avista Utilities expects that the deferred natural gas cost balance will be fully recovered by December 2002. However, there will be no impact on net income as deferred natural gas costs are amortized to offset this increase in revenues.

The cost of fuel for generation for the nine months ended September 30, 2001 increased $29.1 million compared to the nine months ended September 30, 2000 primarily due to an increase in combustion turbine plant generation and partially due to the increased cost of natural gas for generation. Natural gas costs were relatively high during the first half of 2001 before declining in the third quarter of 2001.

The expense for natural gas purchased for resale for the nine months ended September 30, 2001 increased $82.0 million compared to the nine months ended September 30, 2000 due to the increased cost of natural gas partially offset by a decrease in total therms sold. Consistent with changes in fuel for generation, natural gas costs have declined during the third quarter of 2001 compared to the first half of the year.

As part of the strategy to manage the decrease in electric resources caused by the current poor hydroelectric conditions and volatile energy markets, Avista Utilities had several buy-back and rebate programs for residential, commercial and industrial customers during 2001. The programs effectively encouraged conservation and decreased average customer usage.

Construction is continuing on the 280 MW combined cycle natural gas turbine power plant at the Coyote Springs 2 site near Boardman, Oregon. On October 24, 2001, the Company announced that it had signed a letter of intent to sell 50 percent of its interest in the Coyote Springs 2 plant to Mirant Corp. Avista Corp. and Mirant Corp. will share equally in the costs of construction, operation and output from the plant and the sale is expected close by the end of 2001. As of September 30, 2001, the Company had invested $139.4 million in the Coyote Springs 2 project and the total cost of the plant is expected to be $190 million. The Company’s 50 percent ownership interest in the Coyote Springs 2 plant will transfer from Avista Power to Avista Corp. and the plant will begin operation as an asset of Avista Utilities, which is expected to be in mid-2002.

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

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). As a result of these trading activities, Avista Energy is subject to various risks, including market risk, liquidity risk, commodity risk and credit risk. Although Avista Energy scaled back operations to focus primarily in the western United States during 2000, its trading operations continue to be affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC order price caps and deregulation of the electric utility industry.

Avista Power is a 49 percent owner of a 270 MW natural gas combustion turbine plant in Rathdrum, Idaho, which commenced commercial operation in September 2001. The output from this plant is contracted to Avista Energy for 25 years. Avista Power is also in the process of constructing the Coyote Springs 2 power plant and it has been announced in October 2001 that 50 percent of its interest will be sold to Mirant Corp. Upon completion of the plant in mid-2002, Avista Power’s 50 percent ownership interest will be transferred to Avista Corp. Due to changing market conditions and as part of the Company’s overall business strategy, it has been decided that Avista Power will not develop any additional non-regulated generation projects.

AVISTA CORPORATION

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Energy Trading and Marketing’s income available for common stock for the three months ended September 30, 2001 was $10.7 million, compared to $42.0 million for the three months ended September 30, 2000. Although net income decreased compared to the three months ended September 30, 2000, Avista Energy’s operations continued to be positively affected by a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. The primary reason for the decrease in net income was a decrease in the mark-to-market adjustment for the change in the fair value of Avista Energy’s energy commodity portfolio for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The mark-to-market adjustment for the fair value position was a loss of $21.2 million for the three months ended September 30, 2001 compared to a gain of $25.1 million for the three months ended September 30, 2000. The decrease is primarily due to a significant amount of contracts settled during 2001.

Energy Trading and Marketing’s operating revenues and cost of sales decreased $1,253.8 million and $1,202.2 million, respectively, for the three months ended September 30, 2001 over 2000 resulting in a decrease in gross margin of $51.6 million. The decrease in revenues and expenses is primarily the result of lower sales volumes of natural gas and electricity which decreased by 20 percent and 60 percent, respectively, from the three months ended September 30, 2000. Consistent with the overall decrease in net income, the decrease in gross margin is primarily due to a decrease in the mark-to-market adjustment for the change in the fair value of the energy commodity portfolio.

During the three months ended September 30, 2001 the Company recorded an impairment charge of $8.2 million related to three turbines owned by Avista Power. The Company originally planned to use these turbines in a non-regulated generation project. As discussed above, the Company has decided that it will no longer pursue the development of additional non-regulated generation projects. As such, the Company is currently negotiating the sale of the turbines and has written down the carrying value of the turbines to estimated fair value less selling costs.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Energy Trading and Marketing’s income available for common stock for the nine months ended September 30, 2001 was $63.7 million, compared to $85.8 million for the nine months ended September 30, 2000. Avista Energy’s operations continue to be positively affected by a well-positioned portfolio of energy-related assets in the volatile Pacific Northwest and western energy markets. Consistent with the quarterly effect, the primary reason for the decrease in net income was a decrease in the mark-to-market adjustment for the change in the fair value position of Avista Energy’s energy commodity portfolio. The mark-to-market adjustment was a loss $20.5 million for the nine months ended September 30, 2001 compared to a gain of $59.2 million for the nine months ended September 30, 2000. The decrease is primarily due to a significant amount of contracts settled during 2001.

Energy Trading and Marketing’s operating revenues and cost of sales decreased $395.1 million and $348.8 million, respectively, for the nine months ended September 30, 2001 over 2000, resulting in a decrease in gross margin of $46.3 million. The decrease in revenues and expenses is primarily the result of decreased sales volumes from the nine months ended September 30, 2000, partially offset by higher average sales prices.

Expenses associated with the exit of Avista Energy’s operations in Houston and Boston during the first half of 2000 totaled $7.9 million for the nine months ended September 30, 2000.

Energy Trading and Marketing’s total assets decreased $8.2 billion from December 31, 2000 to September 30, 2001 due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets primarily reflects the settlement of a significant amount of contracts during 2001 and a decrease in the price of natural gas and electricity from December 31, 2000 to September 30, 2001. Energy Trading and Marketing’s total current and non-current energy commodity liabilities have decreased by a similar amount to the decrease in assets.

AVISTA CORPORATION

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs. Consistent with its overall current business strategy, Avista Corp. is seeking additional partners for the Information and Technology line of business with a focus on generating shareholder value.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

The net loss available for common stock for the three months ended September 30, 2001 was $4.9 million, compared to a net loss of $4.9 million for the three months ended September 30, 2000. Operating revenues and expenses for this line of business increased $2.6 million and $2.6 million, respectively, during the three months ended September 30, 2001 over 2000. Avista Advantage has accounted for the majority of the increase in revenues due to expansion of its customer base. The increase in operating expenses reflects expansion of operations for Avista Advantage and further fuel cell development by Avista Labs.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

The net loss available for common stock for the nine months ended September 30, 2001 was $15.6 million, compared to a net loss of $12.2 million for the nine months ended September 30, 2000. Operating revenues and expenses for this line of business increased $6.2 million and $11.4 million, respectively, during the nine months ended September 30, 2001 over 2000. Avista Advantage has accounted for the increase in revenues due to expansion of its customer base. The increase in operating expenses reflects expansion of operations for Avista Advantage and further fuel cell development by Avista Labs.

Other

The Other line of business includes the results of Avista Ventures, Avista Capital (parent company only amounts) and several other minor subsidiaries.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

The net loss available for common stock from this line of business was $3.2 million for the three months ended September 30, 2001, compared to a net loss of $0.4 million for the three months ended September 30, 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements. Operating revenues and expenses from this line of business decreased $5.6 million and $3.4 million, respectively, during the three months ended September 30, 2001, as compared to 2000. The decrease in operating revenues and expenses reflects decreased activities in this line of business.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

The net loss available for common stock from this line of business was $10.5 million for the nine months ended September 30, 2001, compared to a net loss of $1.0 million for the nine months ended September 30, 2000. The increase in the net loss from 2000 is primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements. Operating revenues and expenses from this line of business decreased $12.1 million and $9.5 million, respectively, during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The decrease in operating revenues and expenses reflects decreased activities in this line of business.

Discontinued Operations — Avista Communications

During September 2001 the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture is expected to be completed in early 2002. In October 2001, the Company announced that minority shareholders of Avista Communications will acquire ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In November 2001 the Company announced that Avista Communications has agreed to sell the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. The Company is continuing to pursue disposal of the remaining portion of the business.

In connection with the planned disposal of substantially all of the operating assets of Avista Communications, the Company has assessed the carrying value of assets and goodwill of Avista Communications as of September 30,

AVISTA CORPORATION

2001. As such, the assets and goodwill of Avista Communications have been written down to the estimated fair value upon the planned disposal of the assets. The total charges of $58.4 million are comprised of the following: $48.2 million for asset impairment, $7.1 million for goodwill impairment and $3.1 million for exit costs and other costs to sell Avista Communications.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

The net loss for the three months ended September 30, 2001 was $38.4 million, compared to a net loss of $1.9 million for the three months ended September 30, 2000. The significant net loss for the three months ended September 30, 2001 was due to asset impairment charges. Operating revenues and operating expenses (excluding asset impairment charges) for Avista Communications increased $1.4 million and $2.0 million, respectively, during the three months ended September 30, 2001 over 2000.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

The net loss for the nine months ended September 30, 2001 was $44.4 million, compared to a net loss of $6.5 million for the nine months ended September 30, 2000. The significant net loss for the nine months ended September 30, 2001 was due to asset impairment charges recorded in the third quarter of 2001. Operating revenues and expenses (excluding asset impairment charges) for Avista Communications increased $4.8 million and $9.2 million, respectively, during the nine months ended September 30, 2001 over 2000.

Earnings Outlook

The Company expects to post earnings per share of between $0.45 and $0.55 per diluted share for the full year of 2001 and earnings are expected to improve slightly to between $0.55 and $0.75 for 2002. These expectations are based on current streamflow and weather projections, anticipated purchased power prices and the continued ability to defer and recover excess purchased power costs. These earnings estimates reflect decreased earnings for Avista Energy during the fourth quarter of 2001 and fiscal year 2002 due to the expectation for less volatile wholesale market conditions. Earnings estimates also reflect the continued support of the Company’s other lines of business and include the write-down related to the discontinued operations of Avista Communications in 2001. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward Looking Statements.” See “Liquidity and Capital Resources” for additional information.

AVISTA CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

The Company’s cash outlays for purchased power have exceeded the related amounts paid to the Company by its retail customers. This condition, which is due both to increased prices in the wholesale market and to increased volumes purchased to meet retail customer demand, has existed since the second quarter of 2000. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. The Company has incurred substantial levels of indebtedness, both short and long-term, to finance these requirements and to otherwise maintain adequate levels of working capital; debt service itself is another cash requirement. In addition, the Company has also made significant cash investments to finance the development of Avista Communications, Avista Advantage and Avista Labs.

The electric surcharge in Washington and the PCA surcharge in Idaho should provide a basis for the Company’s eventual return to adequate liquidity. The Company announced in October 2001 the signing of a letter of intent to sell 50 percent of its interest in the Coyote Springs 2 project. The Company is currently negotiating the sale of three turbines owned by Avista Power. Additionally, the Company has reduced capital expenditures by $15 million for the remainder of 2001 and by $40 million for 2002 from what was originally budgeted. The Company's planned disposal of Avista Communications will reduce future cash investments in the Information and Technology line of business. These measures are largely related to the Company's efforts to improve cash flows and should provide the Company the ability to maintain access to adequate levels of credit with its banks. However, the Company must be permitted to retain substantially all amounts collected from the electric surcharge in Washington. If Avista Utilities is not permitted to retain substantially all amounts collected, Avista Corp.’s financial condition will be seriously impaired.

Two credit rating agencies lowered the Company’s credit ratings in October 2001. These downgrades will increase the cost of debt and other securities going forward and will affect the Company’s ability to issue debt and equity securities on reasonable terms.

Review of Cash Flow Statement

Continuing Operating Activities Net cash used in continuing operating activities was $106.4 million for the nine months ended September 30, 2001 compared to net cash used in continuing operating activities of $33.6 million for the nine months ended September 30, 2000. The primary reason for the increase in net cash used in continuing operating activities was power and natural gas cost deferrals including interest, net of amortization, of $268.9 million for the nine months ended September 30, 2001 compared to $50.1 million for the nine months ended September 30, 2000. This was primarily due to the effect of increased purchased power prices, fuel for generation and natural gas costs, as well as low hydroelectric availability which has increased the volume of purchased power to meet retail demand. Net cash used in working capital components increased in 2001 compared to 2000, with net cash used of $61.3 million in 2001 compared to net cash used of $31.3 million in 2000. Significant changes in non-cash items also include a $62.5 million increase in the provision for deferred income taxes and a $50.8 million decrease in the change in energy commodity assets and liabilities.

Continuing Investing Activities Net cash used in continuing investing activities was $233.2 million for the nine months ended September 30, 2001 compared to $21.9 million of net cash used in continuing investing activities for the nine months ended September 30, 2000. The increase in net cash used in continuing investing activities was primarily the result of increased capital expenditures in 2001 including $74.7 million for the construction of the Coyote Springs 2 power plant. Also contributing to the change from 2000 was $90.1 million in proceeds provided from the sale of property and subsidiary investments, primarily related to the sale of the Company’s interest in the Centralia Power Plant in 2000.

Continuing Financing Activities Net cash provided by continuing financing activities was $322.0 million for the nine months ended September 30, 2001 compared to $117.4 million of net cash provided by continuing financing activities for the nine months ended September 30, 2000. Short-term borrowings decreased $38.2 million and long-term debt increased $375.6 million during the nine months ended September 30, 2001. The overall increase in borrowings reflects increasing cash needs for the Company to fund investing activities, increased power and natural gas costs and other operating needs. Short-term borrowings decreased $8.8 million and long-term debt issued, net of redemptions and maturities, was $145.1 million during the nine months ended September 30, 2000. In August 2000, the Company issued $175.0 million of Unsecured Medium-Term Notes, Series D at a rate of 8.625 percent due in 2003.

AVISTA CORPORATION

On April 3, 2001, the Company issued $400.0 million of 9.75 percent Senior Notes (Senior Notes) due June 1, 2008. The net proceeds from the issuance was used to fund a portion of construction expenditures, pay down balances outstanding under the revolving line of credit and for other general corporate purposes. The Senior Notes are issued under an indenture that, among other things, restricts the ability of the Company and its subsidiaries from engaging in certain activities, including certain transactions with affiliates.

During the nine months ended September 30, 2001, $15 million of Secured Medium-Term Notes, with rates of 7.59 percent and 7.60 percent, and $10 million of Unsecured Medium-Term Notes, with a rate of 9.57 percent, matured.

During the nine months ended September 30, 2001, the Company issued 328,555 shares of common stock for $6.9 million. The shares were issued through the Employee Investment Plan, the Dividend Reinvestment and Stock Purchase Plan as well as restricted stock through the Long-Term Incentive Plan.

Discontinued Operations Net cash used in discontinued operations was $17.7 million for the nine months ended September 30, 2001 compared to $22.9 million of net cash used in discontinued operations for the nine months ended September 30, 2000. The decrease was primarily due to a decrease in capital expenditures by Avista Communications.

Current Cash Flow Issues

The Company’s cash flows continue to be affected by higher power and natural gas costs, as well as low hydroelectric availability and these conditions will continue to affect cash flows during the fourth quarter of 2001. The power and natural gas costs incurred to serve Avista Utilities’ retail customers are generally recovered or expected to be recovered in retail rates; however, there is a lag between the time the costs are incurred by Avista Utilities and the time they are collected from customers. Costs in excess of those included in rates are deferred as an asset on the balance sheet. On an interim basis, the Company has used its revolving line of credit to fund these costs to the extent that they exceed the cash flows available from operations. If Avista Utilities’ purchased power and natural gas costs continue to exceed the levels recovered from retail customers, its cash flows will continue to be negatively affected. Factors that could cause purchased power costs to continue at higher levels than planned, include, but are not limited to, a return to high prices in wholesale markets and continued high volumes of energy purchased in the wholesale markets. Factors beyond the Company’s control that could result in high volumes of energy purchased include increases in demand (either due to weather or customer growth), continued low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts.

Total deferred natural gas costs were $76.0 million as of September 30, 2001. In order to recover deferred natural gas costs, Avista Utilities received approval from the WUTC and the IPUC for purchased gas cost adjustments during August 2001. Avista Utilities estimates the PGA rate changes will increase revenues by $24.6 million per year. Based on current PGAs in place and current natural gas prices, Avista Utilities expects that the deferred natural gas cost balance will be fully recovered by December 2002.

Total deferred power costs were $271.2 million as of September 30, 2001. The WUTC approved a 25 percent electric rate surcharge to Washington customers in September 2001 and the IPUC approved a 19.4 percent PCA surcharge to Idaho customers in October 2001. These surcharges will allow the Company to recover approximately $183 million in deferred power costs, including $95 million in cash recovery. The order by the WUTC also provides for the termination of the accounting mechanism for the deferral of power costs effective December 31, 2001 and orders Avista Utilities to file a general rate case by December 1, 2001. On November 13, 2001, Avista Utilities filed a request with the WUTC for an expedited procedural schedule to address the prudence of the $199.7 million of deferred power costs incurred as of September 30, 2001. This request does not provide for an adjustment to rates or the period over which deferred power costs will be recovered. These issues, among other things, will be addressed in the general rate case. Further information is contained in the section “Developments in Wholesale Energy Markets.”

The Company has incurred significant indebtedness to support capital expenditures, to fund electric and natural gas costs in excess of the amount recovered currently through rates and to maintain working capital. As of September 30, 2001, the Company had total debt of $1,266.9 million. In addition, the Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the total amount of indebtedness, both short-term and long-term, could reduce the amount of cash flow available to fund working capital, future acquisitions, deferred power and natural gas costs, dividends, other corporate requirements and capital expenditures.

AVISTA CORPORATION

The Company was not able to obtain conventional financing for the Coyote Springs 2 project due to lenders’ concerns with regards to the level of deferred power costs and the corresponding effect on cash flows. As a result, the Company signed a letter of intent in October 2001 to sell 50 percent of the Coyote Springs 2 project to Mirant Corp. The sale is expected to close by the end of 2001. As of September 30, 2001, the Company had invested $139.4 million in the Coyote Springs 2 project and the total cost of the plant is expected to be $190 million.

On July 5, 2001 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. The Company is currently considering issuing convertible preferred stock instead of common stock due to changes in market conditions and the decline in the price of the Company’s common stock. Currently, the Company plans to issue preferred or common stock if market conditions warrant during the first half of 2002.

The Company funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. External financings and cash provided by operating activities remain the Company’s primary source of funds for operating needs, dividends and capital expenditures. Capital expenditures are financed on an interim basis with notes payable (due within one year).

Avista Corp. has a committed line of credit of $220 million that expires on May 29, 2002. As of September 30, 2001, there was $125 million borrowed under this committed line of credit. In September 2001, Avista Corp. secured the committed line of credit with first mortgage bonds.

Avista Corp.’s committed line of credit and certain other financing agreements contain covenants for the Company to maintain specified financial ratios. If the Company is unable to complete the sale of 50 percent of the Coyote Springs 2 plant or is not permitted to retain substantially all amounts collected from the Washington electric surcharge, the Company could be in default under its committed line of credit or certain other financing agreements. Any such default could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. If an event of default occurred, it would be virtually impossible for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and, in this event, the Company would likely be prohibited from paying dividends on its common stock. In response to credit rating downgrades, recent regulatory orders and other liquidity issues, the Company has obtained a waiver of certain covenants of its credit and debt agreements. These waivers primarily relate to specific financial ratios and the waivers extend through the term of the respective agreements.

In September 2001 the Company renewed its accounts receivable financing facility for a one-year period and increased the amount available from $105 million to $125 million. However, in November 2001, as a result of the Company's credit rating downgrades, the amount available was reduced to $90 million and the expiration of the facility was modified from September 2002 to May 2002.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of September 30, 2001, Avista Corp. had short-term notes receivable of $237.9 million from Avista Capital of which $171.8 million of the receivables represents loans to Avista Power, primarily for the Coyote Springs 2 project.

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

AVISTA CORPORATION

Future Cash Requirements

The following table provides a summary of the Company’s projected cash requirements for the fourth quarter of 2001 and for fiscal year 2002 (dollars in thousands):

	Fourth	Fiscal
	Quarter	Year
	2001	2002

Avista Utilities operations:
Cash provided by operations	$(2,815)	$81,752
Power and natural gas deferral recovery (1)	30,200	92,516
Capital expenditures	(26,420)	(54,732)
Dividend payments	(6,312)	(27,652)
Debt and preferred securities maturities and redemptions (2)	(64,000)	(51,750)

Total Avista Utilities	(69,347)	40,134

Avista Capital operations:
Coyote Springs 2 project	(14,098)	—
Other subsidiary cash requirements	(33,781)	(34,317)

Total Avista Capital	(47,879)	(34,317)

Total Company cash requirements (3)	$(117,226)	$5,817

(1)	Represents the recovery of power and natural gas costs through surcharges in excess of the amount paid out.

(2)	Excludes short-term borrowings and notes payable (due within one year) which totaled $125 million as of September 30, 2001.

(3)	The Company intends to fund cash requirements for 2001 primarily through proceeds from the sale of 50 percent of the Coyote Springs 2 power plant ($59.1 million) and the sale of certain non-operating assets ($21.8 million). Additional cash requirements will be funded through Avista Corp.’s $220 million committed line of credit.

Energy Trading and Marketing Operations

Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with a group of commercial lenders in the aggregate amount of $155 million expiring June 28, 2002. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. As of September 30, 2001, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled approximately $39.6 million.

Avista Capital, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Corp.’s investment in Avista Capital totaled $357.0 million as of September 30, 2001. Avista Capital’s investment in Avista Energy totaled $295.5 million as of September 30, 2001.

Periodically, Avista Capital loans funds to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations to the banks under the credit agreements. As of September 30, 2001 there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $1.9 million as of September 30, 2001, and is included in the consolidated balance sheet in prepayments and other. Avista Energy held cash deposits from other parties in the amount of $1.6 million as of September 30, 2001, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

As of September 30, 2001, Avista Energy had $147.9 million in cash, including the $1.6 million of collateral posted by other parties. Covenants in Avista Energy’s credit agreement limit the amount of cash dividends that can be distributed to Avista Capital and ultimately Avista Corp.

Avista Power, as a 49 percent owner, and Cogentrix Energy, Inc. have completed the building of a 270 MW natural

AVISTA CORPORATION

gas combustion turbine facility in Rathdrum, Idaho, with 100 percent of its output contracted to Avista Energy for 25 years. Commercial operation commenced during the third quarter of 2001. Due to changing market conditions and as part of the Company’s overall business strategy, it has been decided Avista Power will not develop additional new, non-regulated, generation projects. The completion of the Coyote Springs 2 plant will be the final project for Avista Power. Avista Power's 50 percent ownership interest in the Coyote Springs 2 plant will be transferred to Avista Corp. and the plant will begin operation as an asset of Avista Utilities, which is expected to be in mid-2002.

Total Company Capitalization

The Company’s total common equity increased $9.9 million during the nine months ended September 30, 2001 to $734.1 million primarily due to net income in excess of dividends declared on common stock. The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings as of September 30, 2001, was 59.3 percent debt, 6.3 percent preferred securities and 34.4 percent common equity, compared to 52.1 percent debt, 7.5 percent preferred securities and 40.4 percent common equity as of December 31, 2000. It is the Company’s plan to target a capital structure of 50 percent debt and 50 percent preferred and common equity. The Company plans to achieve this capital structure through the issuance of preferred or common stock and net earnings as well as reducing total debt.

Business Risk

The Company’s operations are exposed to risks, including, but not limited to, legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding.

The Company’s market risks related to commodity prices, credit, operations, interest rates and foreign currency have not changed materially from those reported in the 2000 Form 10-K with the exception of the issues discussed below.

Avista Energy, trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the recent imposition of market controls by federal and state agencies. The FERC is conducting separate proceedings related to market controls within California and within the Pacific Northwest that include proposals by certain parties to retroactively impose price caps. The retroactive application of price caps could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and other parties are vigorously opposing these proposals. If retroactive price caps were imposed, Avista Energy could develop offsetting claims.

In connection with matching loads and resources, Avista Utilities also engages in wholesale sales and purchases of electric capacity and energy, and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities. Avista Utilities may also be exposed to refunds for wholesale power sales depending on the outcome of the FERC’s retroactive price cap proceeding for the Pacific Northwest but would also have the opportunity to establish offsetting claims.

Avista Energy measures the risk in its power and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model and monitors its risk in comparison to established thresholds. VAR measures the worst expected loss over a given time interval under normal market conditions at a given confidence level. As of September 30, 2001, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.6 million, as measured by VAR, related to its commodity trading and marketing business, compared to $4.0 million as of December 31, 2000. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Avista Corp. Lines of Business,” hydroelectric conditions in 2001 are significantly below normal, leading to greater than normal reliance on purchased power, thermal plant generation and new generating resources. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased costs for recovery in future periods. In order to recover deferred natural gas and power costs, Avista Utilities received approval from the WUTC and the IPUC for a purchased gas cost adjustments during August 2001. The WUTC approved a 25 percent electric rate surcharge to Washington customers in September 2001 and the IPUC approved a total of a 19.4 percent PCA surcharge to Idaho customers in October 2001. The surcharge order by the WUTC provides for the termination of the accounting mechanism for the deferral of power costs effective December 31, 2001. Avista Utilities is not able to fully

AVISTA CORPORATION

predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred costs and the recovery of these costs in future periods.

The most immediate risk facing the Company is liquidity. If the sources of funding discussed in “Liquidity and Capital Resources” are not obtained or available in future periods, the Company may be in violation of certain covenants of its credit arrangements and may be unable to obtain other sources of financing.

Business Strategy

Regulatory, political, economic and technological changes have brought about the accelerating transformation of the utility and energy industries, presenting both opportunities and challenges. Avista Utilities seeks to maintain a strong, low-cost utility business focused on delivering efficient, reliable and high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. Avista Energy scaled back operations to the WSCC during 2000 and has focused on reducing the size and the risk associated with its energy trading and marketing activities. Avista Energy’s marketing efforts are expected to be driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the region, as well as its relationship-focused approach to its customers. As previously discussed, it has been decided that Avista Power will no longer pursue the development of non-regulated, generation plants. The Company also intends to focus on its investments in the Information and Technology subsidiaries, Avista Advantage and Avista Labs, which may include finding equity partners to assist in financing the continued growth of the businesses. During September 2001 the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources: Business Risk.”

Part II. Other Information

Item 1. Legal Proceedings

See Note 8. of Notes to Consolidated Financial Statements, which is incorporated by reference.

Item 5. Other Information

Thermal Plant Operation Agreement On February 21, 2001, Avista Corp. and the Spokane County Air Pollution Control Authority (SCAPCA) reached an agreement to extend the operating hours of Avista Utilities’ 60 MWH Northeast Combustion Turbine power plant (NECT) located in Spokane for a 90-day period under a special operating order called an Assurance of Discontinuance (AOD). On May 31, 2001 the SCAPCA issued a second AOD allowing for continued operation of the NECT upon the condition of the continuation of an energy alert in Washington, a payment of $150 for each hour of operation paid into a mitigation fund for low-income energy assistance and the payment of $10,000 for each day of operation to fund an environmental offset project. The AOD allows Avista Utilities to use the NECT to temporarily bring on added generating capacity for the benefit of its customers and the region during a time of increased energy demand and continued energy market volatility. Extended operation of the NECT was approved after the SCAPCA determined, through air emission modeling and projections, that extended operation of the turbine would not adversely impact air quality.

The payment to the environmental offset project is due to the fact that emissions from the NECT exceed current permit limits during this period of extended operations. Avista Utilities has agreed to develop the environmental offset project to achieve future, verifiable emission reductions in Spokane’s federally designated non-attainment areas. The funding of the environmental offset project will be paid until such time as a new operating permit is issued by the SCAPCA. Under the first AOD, the Company obligated a maximum of $900,000 in funds for the environmental offset project.

On September 21, 2001 the SCAPCA amended the May 31, 2001 AOD to allow testing and routine exercise of the turbines without requiring the Company to contribute to the environmental offset project or mitigation funds for those days that testing or exercise occurred. The SCAPCA also removed the condition that the operation of the NECT is contingent upon the continuation of an energy alert in Washington and allows the Company to resubmit its permit application for permanent operation of the NECT by November 16, 2001.

AVISTA CORPORATION

Significant Contract A contract with Avista Utilities’ largest customer, Potlatch Corporation (Potlatch), expires on January 1, 2002. Since 1992 Potlatch has received service under a special contract for entities qualifying under the Public Utility Regulatory Policies Act of 1978 (PURPA). Avista Utilities and Potlatch have reached a tentative agreement with Avista Utilities agreeing to serve Potlatch’s 100 MW at Schedule 25 rates (for high-load industrial and commercial customers) beginning January 1, 2002. Further details in the tentative agreement are still being worked out between Avista Utilities and Potlatch.

Natural Gas Benchmark Mechanism Avista Utilities received regulatory approval of its Natural Gas Benchmark Mechanism in 1999 from the IPUC, WUTC and OPUC. The mechanism eliminated natural gas procurement operations within Avista Utilities and consolidated gas procurement operations under Avista Energy, the Company’s non-regulated affiliate. The ownership of the natural gas assets remains with Avista Utilities, but the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities maintains a natural gas staff to prepare load forecasts and analyses related to long-term resource acquisitions, to manage the Agency Agreement with Avista Energy and to support state and federal regulatory activities. The Natural Gas Benchmark Mechanism was implemented September 1, 1999 and expires on March 31, 2002.

Consolidation of natural gas procurement operations under Avista Energy allows the Company to gain synergies and better manage its risk by combining and operating the two portfolios as a single portfolio and to gain efficiencies by eliminating duplicate functions. Effective January 1, 2001, the WUTC and IPUC approved Avista Utilities’ modifications to the Natural Gas Benchmark Mechanism, incorporating the use of financial products (fixed-price transactions or hedging). Due to the unprecedented increase in and volatility of natural gas commodity costs, it was determined that such additional flexibility was needed in the Natural Gas Benchmark Mechanism to properly manage costs. (The use of financial products was incorporated in the original Oregon Mechanism.) The Natural Gas Benchmark Mechanism provides certain guaranteed benefits to retail customers and provides the Company with the opportunity to improve earnings, i.e., a performance-based mechanism.

Avista Utilities has provided notice of its intent to continue the Natural Gas Benchmark Mechanism and related Agency Agreement with Avista Energy by providing notice to the applicable state regulatory agencies prior to September 30, 2001. Avista Utilities has proposed certain modifications to the existing Natural Gas Benchmark Mechanism and Agency Agreement and will seek regulatory approval prior to the March 31, 2002 expiration date.

Regional Transmission Organizations (RTO) Avista Utilities and four other Western utilities have taken steps toward the formation of an Independent Transmission Company (ITC), TransConnect, which would serve six states. TransConnect would be a member of the planned regional transmission organization, RTO West, a non-profit entity. The new for-profit ITC company would own or lease the high voltage transmission facilities currently held by Avista Utilities, Montana Power Co., Portland General Electric Co., Nevada Power Co. and Sierra Pacific Power Co. A proposal was filed on October 17, 2000, in response to the FERC’s Order No. 2000, which requires utilities subject to FERC regulation to file an RTO proposal, or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation. On April 25, 2001, the FERC issued the RTO West/TransConnect order granting, with modifications, the companies’ petition. Avista Utilities is actively evaluating this order to determine the effects of the modifications and the impact to potential ITC development. Outcomes of this process must be resubmitted to the FERC by December 1, 2001. When a final proposal emerges it must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect will ultimately depend on the economics and conditions related to the formation of TransConnect, as well as the economics and conditions related to the regulatory approval process.

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

Spokane River PCBs On March 7, 2001, the Washington State Department of Ecology (DOE) informed Avista Development of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. On June 4, 2001 Avista Development received official notice as a potentially liable person with respect to contaminated sites

AVISTA CORPORATION

on the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, which was renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice on August 3, 2001 and currently the DOE has not taken any further action in this matter.

Additional Financial Data

As of September 30, 2001, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $1,026.4 million. Of such amount, $863.8 million represented long-term unsecured and unsubordinated indebtedness of the Company, and $163.5 million represented secured indebtedness of the Company. The balance represents indebtedness of subsidiaries and unamortized debt discount. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. The following table reflects the ratio of earnings to fixed charges:

	12 Months Ended

	September 30,	December 31,
	2001	2000

Ratio of Earnings to Fixed Charges	3.25 (x)	3.26 (x)

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

Dated September 24, 2001 regarding the WUTC approval of a 25 percent temporary electric rate surcharge to Washington customers.

Dated October 8, 2001 regarding the IPUC approval of a 14.7 percent PCA surcharge and the extension of a 4.7 percent PCA surcharge to Idaho customers as well credit rating changes for the Company.

Dated October 24, 2001 regarding the sale of 50 percent of Coyote Springs 2 plant, the planned disposal of Avista Communications and the financial results for Avista Corp. for the period ended September 30, 2001.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: November 13, 2001	/s/ J. E. Eliassen J. E. Eliassen Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)