Form 10-Q
period 2002-03-31
AVISTA CORP
filed 2002-05-13
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes  [X]           No  [   ]

As of April 30, 2002, 47,756,519 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands, except per share amounts

	2002	2001

OPERATING REVENUES	$750,021	$2,024,882

OPERATING EXPENSES:
Resource costs	608,988	1,860,182
Operations and maintenance	31,104	29,906
Administrative and general	25,218	33,597
Depreciation and amortization	17,984	17,974
Taxes other than income taxes	20,220	17,776

Total operating expenses	703,514	1,959,435

INCOME FROM OPERATIONS	46,507	65,447

OTHER INCOME (EXPENSE):
Interest expense	(28,912)	(21,053)
Capitalized interest	2,295	2,076

Net interest expense	(26,617)	(18,977)
Other income — net	7,210	7,218

Total other income (expense)-net	(19,407)	(11,759)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,100	53,688
INCOME TAXES	11,580	21,567

INCOME FROM CONTINUING OPERATIONS	15,520	32,121

DISCONTINUED OPERATIONS (Note 3):
Loss from operations	(418)	(5,091)
Minority interest	—	591
Income tax benefit	146	1,782

LOSS FROM DISCONTINUED OPERATIONS	(272)	(2,718)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	15,248	29,403
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax) (Note 2)	(4,148)	—

NET INCOME	11,100	29,403
DEDUCT-Preferred stock dividend requirements	608	608

INCOME AVAILABLE FOR COMMON STOCK	$10,492	$28,795

Weighted-average common shares outstanding (thousands), Basic	47,671	47,237
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 7):
Earnings per common share from continuing operations	$0.32	$0.67
Loss per common share from discontinued operations	(0.01)	(0.06)

Earnings per common share before cumulative effect of accounting change	0.31	0.61
Loss per common share from cumulative effect of accounting change	(0.09)	—

Total earnings per common share, basic and diluted	$0.22	$0.61

Dividends paid per common share	$0.12	$0.12
NET INCOME	$11,100	$29,403

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(366)	(14)
Unrealized investments gains (losses) — net of tax	(23)	1,565

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(389)	1,551

COMPREHENSIVE INCOME	$10,711	$30,954

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	March 31,	December 31,
	2002	2001

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$250,538	$171,221
Temporary investments	1,838	1,872
Accounts and notes receivable-less allowances of $50,714 and $50,211, respectively	279,748	388,083
Energy commodity assets	340,014	477,037
Materials and supplies, fuel stock and natural gas stored	15,583	21,776
Taxes receivable	—	32,348
Prepayments and other current assets	23,226	19,364
Assets held for sale from discontinued operations	20,711	21,316

Total current assets	931,658	1,133,017

NET UTILITY PROPERTY:
Utility plant in service	2,287,890	2,277,779
Construction work in progress	60,464	54,964

Total	2,348,354	2,332,743
Less: Accumulated depreciation and amortization	780,032	767,101

Total net utility property	1,568,322	1,565,642

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	42,702	43,314
Non-utility properties and investments-net	220,354	230,800
Non-current energy commodity assets	356,603	383,497
Other property and investments-net	14,060	13,620

Total other property and investments	633,719	671,231

DEFERRED CHARGES:
Regulatory assets for deferred income tax	145,935	149,033
Other regulatory assets	137,371	192,760
Utility energy commodity derivative assets	1,449	1,889
Power and natural gas deferrals	219,405	265,063
Unamortized debt expense	45,476	41,222
Other deferred charges	23,294	17,366

Total deferred charges	572,930	667,333

TOTAL ASSETS	$3,706,629	$4,037,223

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$305,753	$367,899
Energy commodity liabilities	246,723	373,837
Current portion of long-term debt	1,843	1,827
Short-term borrowings	47,362	75,099
Interest accrued	30,283	18,583
Other current liabilities	105,791	84,587
Liabilities of discontinued operations	5,553	6,642

Total current liabilities	743,308	928,474

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current liabilities	44,933	46,601
Deferred revenue	23,598	35,824
Non-current energy commodity liabilities	286,503	299,980
Utility energy commodity derivative liabilities	105,269	159,418
Deferred income taxes	493,290	517,428
Other deferred credits	17,739	18,720

Total non-current liabilities and deferred credits	971,332	1,077,971

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,991,989	2,030,778

COMMITMENTS AND CONTINGENCIES (Note 9)
TOTAL LIABILITIES AND CAPITALIZATION	$3,706,629	$4,037,223

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation

Dollars in thousands

	March 31,	December 31,
	2002	2001

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A - 6.25% to 7.90% due 2003 through 2023	$104,500	$104,500
Series B - 6.50% to 7.89% due 2005 through 2010	59,000	59,000

Total secured medium-term notes	163,500	163,500
First Mortgage Bonds - 7.75% due 2007	150,000	150,000

Total first mortgage bonds	313,500	313,500

Unsecured Pollution Control Bonds:
Floating Rate, Colstrip 1999A, due 2032	66,700	66,700
Floating Rate, Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Notes:
Unsecured Medium-Term Notes:
Series A - 7.94% to 8.99% due 2003 through 2007	13,000	13,000
Series B - 6.75% to 8.23% due 2003 through 2023	76,000	79,000
Series C - 5.99% to 8.02% due 2007 through 2028	109,000	109,000
Series D - 8.625% due 2003	132,950	175,000

Total unsecured medium-term notes	330,950	376,000
Unsecured 9.75% Senior Notes due 2008	400,000	400,000

Total unsecured notes	730,950	776,000

Other long-term debt	651	962

Unamortized debt discount	(2,445)	(2,547)

Total long-term debt	1,130,456	1,175,715

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK-CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:

$6.95 Series K; 350,000 shares outstanding ($100 stated value)	35,000	35,000

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 47,737,099 and 47,632,678 shares outstanding	619,434	617,737
Note receivable from employee stock ownership plan	(5,329)	(5,679)
Capital stock expense and other paid in capital	(11,928)	(11,924)
Accumulated other comprehensive loss	(488)	(99)
Retained earnings	124,844	120,028

Total common equity	726,533	720,063

TOTAL CAPITALIZATION	$1,991,989	$2,030,778

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2002	2001

CONTINUING OPERATING ACTIVITIES:
Net income	$11,100	$29,403
Loss from discontinued operations	272	2,718
Cumulative effect of accounting change	4,148	—
Non-cash items included in net income:
Depreciation and amortization	17,984	17,974
Provision for deferred income taxes	(18,807)	20,939
Power and natural gas cost amortizations (deferrals) including interest, net	46,600	(68,019)
Energy commodity assets and liabilities	22,992	8,699
Other—net	(6,990)	(20,870)
Changes in working capital components:
Sale of customer accounts receivable—net	15,000	24,000
Receivables and prepaid expense	105,754	284,266
Materials and supplies, fuel stock and natural gas stored	6,193	4,193
Accounts payable and other accrued liabilities	(12,078)	(225,858)
Other	(17,965)	(7,158)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	174,203	70,287

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(18,474)	(19,438)
Other capital expenditures	(2,408)	(43,273)
Changes in other non-current balance sheet items—net	4,835	(5,419)
Proceeds from property sales and sale of subsidiary investments	95	98
Assets acquired and investments in subsidiaries	(835)	—

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(16,787)	(68,032)

CONTINUING FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	(27,737)	49,840
Redemption and maturity of long-term debt	(45,346)	(24,981)
Issuance of common stock	2,043	1,818
Cash dividends paid	(6,429)	(6,287)
Other—net	126	(248)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(77,343)	20,142

NET CASH PROVIDED BY CONTINUING OPERATIONS	80,073	22,397
NET CASH USED IN DISCONTINUED OPERATIONS	(756)	(14,399)

NET INCREASE IN CASH & CASH EQUIVALENTS	79,317	7,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,221	197,238

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,538	$205,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$15,282	$24,722
Income taxes	(6,222)	(14,243)
Non-cash financing and investing activities:
Intangibles acquired through issuance of subsidiary stock	—	1,286
Property purchased under capitalized leases	—	469
Unrealized investment gains (losses)	(34)	2,407

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2002	2001

OPERATING REVENUES:
Avista Utilities	$285,658	$415,627
Energy Trading and Marketing	493,381	1,728,901
Information and Technology	3,949	2,975
Other	2,927	5,691
Intersegment eliminations	(35,894)	(128,312)

Total operating revenues	$750,021	$2,024,882

RESOURCE COSTS:
Avista Utilities:
Power purchased	$29,782	$243,433
Natural gas purchased	70,641	116,884
Fuel for generation	5,679	25,915
Power and natural gas cost amortizations (deferrals), net	49,547	(66,635)
Other	10,296	(10,440)
Energy Trading and Marketing:
Cost of sales	478,937	1,679,337
Intersegment eliminations	(35,894)	(128,312)

Total resource costs (excluding non-energy businesses)	$608,988	$1,860,182

GROSS MARGINS (Avista Utilities and Energy Trading and Marketing):
Avista Utilities	$119,713	$106,470
Energy Trading and Marketing	14,444	49,564

Total gross margins (Avista Utilities and Energy Trading and Marketing)	$134,157	$156,034

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$24,591	$22,922
Energy Trading and Marketing	—	—
Information and Technology	3,090	2,566
Other	3,423	4,418

Total operations and maintenance expenses	$31,104	$29,906

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$14,442	$14,528
Energy Trading and Marketing	4,296	11,863
Information and Technology	4,688	5,739
Other	1,792	1,467

Total administrative and general expenses	$25,218	$33,597

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$16,227	$15,227
Energy Trading and Marketing	386	473
Information and Technology	987	1,418
Other	384	856

Total depreciation and amortization expenses	$17,984	$17,974

	2002	2001

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$45,196	$37,655
Energy Trading and Marketing	9,123	36,084
Information and Technology	(5,119)	(7,207)
Other	(2,693)	(1,085)

Total income from operations	$46,507	$65,447

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$13,242	$13,072
Energy Trading and Marketing	8,180	24,738
Information and Technology	(2,748)	(4,986)
Other	(3,154)	(703)

Total income from continuing operations	$15,520	$32,121

ASSETS (2001 amounts as of December 31):
Avista Utilities	$2,245,967	$2,396,317
Energy Trading and Marketing	1,335,564	1,506,185
Information and Technology	30,018	26,891
Other	74,369	86,514
Discontinued Operations	20,711	21,316

Total assets	$3,706,629	$4,037,223

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$18,474	$19,438
Energy Trading and Marketing	2,115	40,430
Information and Technology	286	2,464
Other	7	379

Total capital expenditures	$20,882	$62,711

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2002 and 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2001 Form 10-K for definitions of terms such as capacity, energy and therm.

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

Business Segments

Financial information for each of the Company’s lines of business is reported in the “Schedule of Information by Business Segments.” Such information is an integral part of these consolidated financial statements. The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Trading and Marketing line of business operations primarily include non-regulated electricity and natural gas marketing and trading activities including derivative commodity instruments such as futures, options, swaps and other contractual arrangements. The Information and Technology line of business operations includes utility internet billing services and fuel cell technology. The Other line of business includes other investments and operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis. The Company is in the process of divesting Avista Communications, its telecommunications business, which is reported as a discontinued operation.

AVISTA CORPORATION

Operating Revenues

Operating revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Avista Energy follows the mark-to-market method of accounting for energy contracts entered into for trading and price risk management purposes in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities.” Avista Energy recognizes revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to physical and financial contracts that have settled.

Intersegment Eliminations

Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for energy commodities and services.

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002	2001

Interest income	$5,250	$6,180
Net gain on subsidiary transactions	2,302	2,233
Minority interest	151	301
Other — net	(493)	(1,496)

Total	$7,210	$7,218

Regulatory Accounting

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

The Company’s primary regulatory assets include power and natural gas deferrals, investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset offsetting energy commodity derivative liabilities, demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of March 31, 2002 and December 31, 2001 (dollars in thousands):

	March 31,	December 31,
	2002	2001

Regulatory asset offsetting energy commodity derivative liabilities	$103,819	$157,529
Regulatory asset for postretirement benefit obligation	5,082	5,200
Demand side management and conservation programs	27,269	28,813
Other	1,201	1,218

Total	$137,371	$192,760

Deferred credits include regulatory liabilities created when the Centralia Power Plant was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the

AVISTA CORPORATION

Consolidated Balance Sheets as Non-Current Liabilities and Deferred Credits - Other deferred credits.

Natural Gas Benchmark Mechanism

Avista Utilities received regulatory approval of its Natural Gas Benchmark Mechanism in 1999 from the Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utilities Commission (OPUC). The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated gas procurement operations under Avista Energy, the Company’s non-regulated affiliate. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities continues to manage natural gas procurement for its California jurisdiction operations, which currently represents approximately four percent of natural gas therm sales.

Effective January 1, 2001, the WUTC and IPUC approved Avista Utilities’ modifications of the Natural Gas Benchmark Mechanism, incorporating the use of financial products (fixed-price transactions or hedging). Due to the unprecedented increase in, and volatility of, natural gas commodity costs at that time, the Company determined that such additional flexibility was needed in the Natural Gas Benchmark Mechanism to properly manage costs. The Natural Gas Benchmark Mechanism is a performance-based mechanism, providing certain guaranteed benefits to retail customers and providing the Company with the opportunity to improve earnings. In the first quarter of 2002, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2003 and the IPUC and OPUC approved the continuation through March 31, 2005.

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

Power Cost Deferrals

Avista Utilities has deferred certain power costs as approved by the WUTC. The specific power costs deferred are the difference between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Total deferred power costs were $130.2 million for Washington customers as of March 31, 2002.

In September 2001, the WUTC ordered a 25 percent temporary electric rate surcharge for the 15-month period from October 1, 2001 to December 31, 2002 to allow Avista Utilities to recover a portion of Washington deferred power costs.

In the December 2001 general electric rate case filing, Avista Utilities requested, among other things, the issuance of an order implementing a temporary deferred accounting mechanism to be in effect during the period from January 1, 2002 through the conclusion of the general rate case. The current schedule calls for the WUTC to issue an order in the general rate case by November 15, 2002. The request for a temporary deferred accounting mechanism was approved by the WUTC in December 2001. As requested by Avista Utilities, the deferred power cost accounting mechanism was modified to reflect the deferral of 90 percent of the difference between actual power supply costs and the amount of power supply costs allowed to be recovered in current retail rates. Avista Utilities also requested the establishment of a permanent power cost adjustment (PCA) mechanism to increase or decrease future electric rates based on actual power supply costs, similar to the existing Idaho PCA mechanism.

In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent of deferred power supply costs incurred during the period from July 1, 2000 through December 31, 2001. Additionally, the order provided that one-fifth of the existing 25 percent surcharge will be applied to offset the Company’s general operating costs and the remainder will continue to be a recovery of deferred power costs. As such, one-fifth of the 25 percent surcharge represents a 5 percent increase in base retail rates. The WUTC order also approved a 6.2 percent increase in base retail rates before the effect of the surcharge.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2001, the IPUC issued an order approving a 14.7

AVISTA CORPORATION

percent PCA surcharge for Idaho electric customers and granted an extension of a 4.7 percent PCA surcharge implemented earlier in 2001 that was to expire January 31, 2002. Both PCA surcharges will remain in effect until October 2002. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $63.7 million as of March 31, 2002.

Natural Gas Cost Deferrals

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically with appropriate regulatory approval to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $25.5 million as of March 31, 2002.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common equity.

NOTE 2.  NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which applies to acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount, is performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company adopted this statement on January 1, 2002.

In April 2002, the Company completed its transitional test of goodwill. Accordingly, the Company determined that goodwill was impaired related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, included in the Other business segment. This was due to a change in forecasted earnings based on a recent decline in the performance of the business. The fair value of the reporting unit was determined using the present value of projected future cash flows. The Company has recorded an impairment of $4.1 million, net of taxes, as a cumulative effect of accounting change in the Consolidated Statement of Income. Goodwill amortization was $0.5 million, net of taxes, for the three months ended March 31, 2001. Net income and basic and diluted earnings per common share would have been $29.9 million and $0.62, respectively, excluding goodwill amortization for the three months ended March 31, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related asset. Upon retirement of the asset, the Company will either settle the retirement obligation for its recorded amount or incur a gain or loss. The Company will be required to adopt this statement on January 1, 2003. The Company is in the process of determining the impact this statement will have on the Company’s financial condition and results of operations.

In August 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement also supersedes the accounting and reporting provisions for the disposal of a business segment as provided for in APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement establishes accounting standards for all long-lived assets to be disposed of including

AVISTA CORPORATION

discontinued operations. Long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The Company elected to early adopt this statement. See Note 3 for further information.

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

Revenues for Avista Communications were $1.9 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively. Total assets of $20.7 million as of March 31, 2002 were comprised of $16.6 million of deferred tax assets, $3.5 million of fixed assets and $0.6 million of current assets including accounts receivable, cash, inventory and prepaid expenses.

NOTE 4.  UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities in the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

Avista Utilities records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments. Avista Utilities believes the majority of its long-term purchases and sales contracts for both capacity and energy qualified as normal purchases and sales under SFAS No. 133 and are not required to be recorded as derivative commodity assets and liabilities. Avista Utilities does not record derivative commodity assets and liabilities for short-term contracts subject to booking out, as it has concluded that these contracts qualify for the normal purchases and sales exception.

As of March 31, 2002, the derivative commodity asset balance was $1.5 million, the derivative commodity liability balance was $105.3 million and the offsetting net regulatory asset was $103.8 million. The derivative commodity asset balance is included in Deferred Charges — Utility energy commodity derivative assets, the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits — Utility energy commodity derivative liabilities, and the offsetting net regulatory asset is included in Deferred Charges — Other regulatory assets on the Consolidated Balance Sheet.

Interpretations that may be issued by the Derivatives Implementation Group, a task force created to assist the FASB in answering questions that companies have in implementing SFAS No. 133, may change the conclusions that the Company has reached regarding accounting for energy contracts. As a result, the accounting treatment and financial statement impact could change in future periods.

AVISTA CORPORATION

NOTE 5.  ENERGY COMMODITY TRADING

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

Avista Utilities protects itself against price fluctuations on electric energy by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and limit the exposure to market risk. Avista Energy is responsible for the daily management of gas resources to meet the requirements of Avista Utilities’ customers. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. The market values of natural gas derivative commodity instruments held by Avista Utilities as of March 31, 2002 and December 31, 2001, were a $66.6 million net liability and a $133.2 million net liability, respectively. The significant liability position as of December 31, 2001 was a result of forward commitments to purchase natural gas entered during 2000 and the first part of 2001 at prices in excess of the market price for natural gas as of December 31, 2001. The decrease from December 31, 2001 to March 31, 2002 reflects the settlement of contracts during the period as well as an increase in the forward price of natural gas.

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

Derivative commodity instruments sold and purchased by Avista Energy include: forward contracts, which involve physical delivery of an energy commodity; futures contracts, which involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price; over-the-counter swap agreements, which require Avista Energy to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity; and options, which mitigate price risk by providing for the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

AVISTA CORPORATION

Foreign currency risks are primarily related to Canadian exchange rates and are managed using a variety of financial instruments, including forward rate agreements.

Avista Energy’s trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included in the Consolidated Statements of Income in operating revenues or resource costs, as appropriate, and in the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of March 31, 2002 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Natural gas	158,160	147,650	4	931,871	932,337	5
Electric	98,786	97,036	15	377	28	3

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2002, and the average estimated fair value of those instruments held during the three months ended March 31, 2002, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of March 31, 2002				three months ended March 31, 2002

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$100,660	$57,455	$84,472	$37,352	$130,877	$65,984	$108,908	$41,074
Electric	239,354	299,148	162,251	249,151	264,423	295,355	182,700	245,946

Total	$340,014	$356,603	$246,723	$286,503	$395,300	$361,339	$291,608	$287,020

The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of March 31, 2002 was approximately 5 months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of March 31, 2002 was approximately 6 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk for the three months ended March 31, 2002 was an unrealized loss of $23.3 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the three months ended March 31, 2001 was an unrealized loss of $6.7 million.

AVISTA CORPORATION

NOTE 6.  FINANCINGS

Accounts Receivable Sale

In 1997, WWP Receivables Corp. (WWPRC) was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Currently, WWPRC, the Company and a third-party financial institution have an agreement that expires on May 29, 2002 whereby WWPRC can sell without recourse, on a revolving basis, up to $90.0 million of those receivables. WWPRC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of March 31, 2002 and December 31, 2001, $90.0 million and $75.0 million, respectively, in accounts receivables were sold. The Company is currently in the process of negotiating a new agreement with respect to this financing facility and expects it to be in place by the May 29, 2002 expiration date of the current agreement.

Short-term Borrowings — Avista Corp. Committed Line of Credit

As of March 31, 2002, the Company maintained a committed line of credit with various banks in the total amount of $220 million that expires on May 29, 2002. As of March 31, 2002, there was $28.0 million borrowed under this committed line of credit. Under this committed line of credit, the Company may have up to $50 million in letters of credit outstanding. As of March 31, 2002 there were $13.0 million of letters of credit outstanding. The Company is currently in the process of negotiating a new committed line of credit for a one-year period ending in May 2003 and expects to have the agreement in place by the May 29, 2002 expiration date of the current agreement. The Company will be securing its obligation under the new committed line of credit with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 60 percent. As of March 31, 2002, the ratio was in compliance with this covenant at 57.8 percent. The committed line of credit also has a covenant requiring the ratio of “consolidated cash flow” to “consolidated fixed charges” of Avista Corp. or Avista Utilities for any four-fiscal quarter period ending at any fiscal quarter end to be less than certain specified ratios. In August 2001, the Company determined that it would not be in compliance with the fixed charge coverage covenant for the period ending September 30, 2001 or for any subsequent period through the termination date of the agreement. Accordingly, in September 2001, Avista Corp. requested, and obtained, a waiver of this covenant through the termination date of the agreement. As a result of this waiver, the failure to comply with this covenant does not constitute an event of default under the agreement. Additionally, Avista Corp. secured the committed line of credit with First Mortgage Bonds in the amount of the commitment in connection with this waiver.

Avista Energy Credit Agreement

As of March 31, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, had a credit agreement with a group of various banks in the aggregate amount of $97.4 million expiring June 28, 2002. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. No cash advances were outstanding as of March 31, 2002 and December 31, 2001. Letters of credit outstanding under the facility were $38.3 million and $39.6 million as of March 31, 2002 and December 31, 2001, respectively.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Covenants in Avista Energy’s credit agreement also restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately Avista Corp. In April 2002, in accordance with the modified covenants of Avista Energy’s credit agreement, $61 million in dividends were paid to Avista Corp. through Avista Capital.

AVISTA CORPORATION

NOTE 7.  EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	2002	2001

Numerator:
Income from continuing operations	$15,520	$32,121
Loss from discontinued operations	(272)	(2,718)

Net income before cumulative effect of accounting change	15,248	29,403
Cumulative effect of accounting change	(4,148)	—

Net income	11,100	29,403
Deduct: Preferred stock dividend requirements	608	608

Income available for common stock	$10,492	$28,795

Denominator:
Weighted-average number of common shares outstanding-basic	47,671	47,237
Effect of dilutive securities:
Restricted stock	2	6
Stock options	86	—

Weighted-average number of common shares outstanding-diluted	47,759	47,243

Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.32	$0.67
Loss per common share from discontinued operations	(0.01)	(0.06)

Earnings per common share before cumulative effect of accounting change	0.31	0.61
Loss per common share from cumulative effect of accounting change	(0.09)	—

Total earnings per common share, basic and diluted	$0.22	$0.61

NOTE 8.  INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Additional financial information for each of these separate companies is provided as follows for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002	2001

Avista Advantage
Operating revenues	$3,799	$2,871
Loss from operations (pre-tax)	$(2,414)	$(4,114)
Net loss	$(1,292)	$(2,867)
Avista Labs
Operating revenues	$150	$104
Loss from operations (pre-tax)	$(2,705)	$(3,093)
Net loss	$(1,456)	$(2,119)

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

AVISTA CORPORATION

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

Securities and Exchange Commission Inquiry

In October 2000, the staff of the Securities and Exchange Commission requested certain information and documentation from the Company regarding Avista Utilities’ wholesale trading activities and its risk management policies and procedures with respect thereto. The Company complied with this request. During the three months ended March 31, 2002, the Company furnished additional information with respect to current risk management practices. On May 7, 2002, the Securities and Exchange Commission advised the Company that it had concluded its informal inquiry and would not be recommending further action at this time.

California Energy Markets

In April 2002, the Attorney General of the State of California provided notice of intent to file a complaint against Avista Energy in the California State Court on behalf of the People of the State of California. Similar complaints have been filed against other companies. The intended complaint alleges that Avista Energy failed to file rates and changes to rates charged for each sale of wholesale electricity in California markets with the Federal Energy Regulatory Commission (FERC) as required by Federal Power Act regulations and FERC orders. The intended complaint asserts that each violation of law, regulation and order is an unlawful and unfair business practice under the California Business and Professions Code, subject to a penalty of $2,500 per violation. The intended complaint further alleges that certain rates charged for wholesale electricity sold in California exceeded a just and reasonable rate. As such, the intended complaint alleges that these rates violate the Federal Power Act and are also a violation under the California Business and Professions Code, subject to penalty.

A significant portion of the transactions involved in this intended complaint are also the subject of FERC proceedings to examine potential refunds and in most cases are transactions for which Avista Energy is still owed payment.

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The

AVISTA CORPORATION

cross-complaints are for indemnification for any liability which may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law.

For further information with respect to California energy markets see “Western Power Market Issues” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An Agreed Order was signed by the DOE, the Company and Burlington Northern & Santa Fe Railway Co. (BNSF) (another PLP) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued a draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. Both the Company and BNSF have provided comments on all three drafts of the Consent Decree to the DOE. The third PLP has indicated they will not sign the Consent Decree.

AVISTA CORPORATION

Sale of Certain Pentzer Corporation Subsidiaries

On February 26, 2001, IDX Corporation, formerly known as Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $9 million. The Court approved the parties’ joint motion to extend the discovery dates. Mediation has been scheduled in June 2002 in conjunction with the Creative Solutions Group, Inc. case discussed below.

On April 7, 2000, Creative Solutions Group, Inc. and Form House Holdings, Inc. filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. On November 2, 2001, plaintiffs filed a motion to amend their complaint. The proposed amended pleading, among other things, removes Form House Holdings, Inc. as a plaintiff; however, plaintiff Creative Solutions Group, Inc. continues to allege that Pentzer made misrepresentations and breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff alleges damages in the approximate amount of $31 million, plus exemplary damages, interest and attorney’s fees. The Court approved the parties’ joint motion to continue the trial date until October 2002 to allow for mediation in June 2002. Additionally, both parties have filed cross-motions for summary judgement in this case.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, The DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least three other PLPs in this matter. In April 2002, Avista and the other PLPs met with the DOE to begin discussions toward an Agreed Order for a remedial investigation and feasibility study of the site.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d’Alene and the St. Joe River lying within the current boundaries of the Coeur d’Alene Reservation. This action was brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d’Alene. The United States District Court decision was affirmed by the Ninth Circuit Court of Appeals. The United States Supreme Court affirmed this decision in June 2001. This will result in the Company being liable to the Coeur d’Alene Tribe of Idaho for payments for use of reservation lands under Section 10(e) of the Federal Power Act. The amount of such payments and other effects this ruling may have on the Company is not known and cannot be estimated at this time.

Montana Hydroelectric Security Act Initiative

In January 2002, the Montana Secretary of State certified that it had approved the form of a proposed initiative to create a public agency to own and operate all hydroelectric generating facilities located in Montana. The initiative would allow for the new public agency to acquire through a negotiated purchase or an acquisition at fair market value through a condemnation proceeding all hydroelectric facilities larger than 5 MW that are in the “public interest” to own and operate for the benefit of the people of Montana. The hydroelectric facilities would be

AVISTA CORPORATION

purchased through the issuance of revenue bonds. The output from the hydroelectric facilities could be sold at wholesale or retail, with preferences for non-industrial customers and customers with demand of less than 1 average megawatt (aMW). The Company’s largest generation plant, the Noxon Rapids Hydroelectric Generating Station (Noxon Rapids) (527 MW), is located in Montana on the Clark Fork River. In February 2000, Avista Utilities received a new 45-year operating license from the FERC under the Federal Power Act that applies jointly to the Cabinet Gorge (located in Idaho) and Noxon Rapids projects.

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

If this proposed initiative were passed into law and Noxon Rapids were to be acquired from the Company, it could have significant negative ramifications for the Company. As such, the Company is opposing this initiative and intends to legally defend itself against the acquisition of Noxon Rapids. The Company is unable to predict whether or not the proposed initiative will obtain the necessary signatures and if it does, whether or not the initiative would pass in the November 2002 election. Further, the Company is not able to predict whether any legal challenge would be successful.

Enron Corporation

On December 2, 2001, Enron Corporation (Enron) and certain of its affiliates filed for protection under chapter 11 of the United States Bankruptcy Code. The bankruptcy filing constituted an event of default under contracts between Avista Corp. and Avista Energy, respectively, and certain Enron affiliates, namely, Enron Power Marketing, Inc. (EPMI), Enron North America Company (ENA) and Enron Canada Corp. (ECC), that are guaranteed by Enron. As a result, Avista Corp. and Avista Energy terminated all but one of these contracts and suspended trading activities with most Enron affiliates; short-term balance of the month deals with EPMI are still being transacted through Avista Energy on a prepaid basis.

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

As of March 31, 2002, Avista Corp. and Avista Energy had net accounts receivable of $3.1 million and $14.1 million, respectively, from Enron affiliates. Avista Corp.’s and Avista Energy’s contracts with each Enron affiliate provide that, upon termination, the net settlement of accounts receivable and accounts payable with such entity will be netted against the net mark-to-market value of the terminated forward contracts with such entity. It is estimated that, for each of Avista Corp. and Avista Energy, netting the mark-to-market liability against the defaulted net accounts receivable will result in no significant loss due to non-collection from the Enron affiliates. The Company further estimates that the net mark-to-market liability to Enron affiliates in respect of terminated forward contracts of Avista Corp. and Avista Energy, taken together, exceeds total net accounts receivable from these entities by less than $30 million. Any claims by the Enron entities for amounts that Avista Corp. and Avista Energy might owe in respect of the terminated forward contracts would be subject to any defenses and counterclaims which Avista Corp. and Avista Energy may have. Any residual obligation by Avista Corp. or Avista Energy for termination payments is not expected to have a material impact on the Company’s financial condition or results of operations.

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

AVISTA CORPORATION

National Energy Production Corporation (NEPCO), a wholly owned subsidiary of Enron, was the contractor responsible for the engineering, procurement and construction of the Coyote Springs 2 project. Avista Corp. owns 50 percent of the Coyote Springs 2 project. NEPCO was not included in the bankruptcy filings made by Enron and its affiliates. However, Enron guaranteed NEPCO’s obligations, and the bankruptcy filing by Enron was an event of default under the Coyote Springs 2 construction contract. As a result of this default and other defaults under the contract, NEPCO was removed as contractor for the project on April 15, 2002. Black and Veatch Corporation replaced NEPCO as contractor for the project.

Avista Corp. is party to a power exchange arrangement which expires in 2016. Under this power exchange arrangement, EPMI purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), a subsidiary of Avista Corp., formed in 1998 solely for the purpose of monetizing a long-term capacity contract between Portland General Electric (PGE) and Avista Corp. Spokane Energy sells the related capacity to PGE, a subsidiary of Enron that has not been included in the bankruptcy filing to date and is in the process of being sold to another company. This power exchange arrangement was originally established for the purpose of monetizing a $145 million long-term capacity contract between Avista Corp. and PGE. EPMI assisted in setting up the monetization structure and acts as an intermediary to abide by certain regulatory restrictions that currently prevent Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a monetization loan (balance of $129.8 million as of March 31, 2002) that matures in January 2015 with no recourse to Avista Corp. related to the loan. EPMI is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase and servicing functions related to this power exchange arrangement. EPMI defaulted on two payments to Avista Corp. prior to filing for bankruptcy. As a result, in December 2001, Avista Corp. and EPMI entered an agreement that allows Avista Corp. to continue receiving the monthly payments from EPMI while Avista Corp. evaluates alternatives with respect to EPMI’s involvement in the transaction going forward. Since December 2001, Avista Corp. has received the monthly payments.

Avista Labs

Logan Industries, Inc. (Logan) assembles and tests fuel cells for Avista Labs. Logan has filed for bankruptcy, purportedly to resolve a dispute with its principal lender. Logan has announced that it has negotiated an agreed cash collateral order with its principal lender that Logan indicates will allow it to continue its operations while reducing its indebtedness to its principal lender. Logan noticed the agreed order for presentment to the bankruptcy court on May 9, 2002. Avista Labs is currently assessing its options should Logan cease operations.

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

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Avista Corporation (Avista Corp. or the Company) is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others:

•	the outcome of the general electric rate case filed in the state of Washington on December 3, 2001

•	changes in the utility regulatory environment in the individual states in which the Company operates and the western United States in general

•	the impact of regulatory and legislative decisions, including FERC price controls, and including possible retroactive price caps and resulting refunds

•	the availability and prices of purchased energy, volatility and illiquidity in wholesale energy markets

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs)

•	future streamflow conditions and the impact on the availability of hydroelectric resources

•	changes in future demand, either due to weather conditions or customer growth

•	failure to deliver on the part of any parties from which the Company purchases capacity or energy

•	the Company’s ability to obtain financing through debt and/or equity issuance

•	the outcome of the proposed Montana Hydroelectric Security Act Initiative (See Note 9 of the Notes to Consolidated Financial Statements)

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. However, there can be no assurance that the Company’s expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the Company’s business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following discussion and analysis is provided for the consolidated financial condition and results of operations of Avista Corp., including its subsidiaries. This discussion focuses on significant factors concerning the Company’s financial condition and results of operations and should be read along with the consolidated financial statements.

Avista Corp. Lines of Business

Avista Corp. is an energy company involved in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business — Avista Utilities, Energy Trading and Marketing, Information and Technology, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-regulated lines of business. As of March 31, 2002, the Company had common equity investments of $377.4 million and $349.1 million in Avista Utilities and Avista Capital, respectively.

AVISTA CORPORATION

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

During a year having normal water conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. Average hydroelectric production for the year 2001 was 369 aMW (67 percent of normal), which was 181 aMW below normal and the lowest level in the 73 years in which records have been kept. Current forecasts indicate streamflow conditions and hydroelectric generation will be normal or slightly above normal for 2002.

Developments in wholesale energy markets, compounded by the record low availability of hydroelectric resources in 2001, have had an adverse effect on Avista Corp.’s financial condition, results of operations, cash flows and liquidity. See “Avista Utilities — Regulatory Matters”, “Results of Operations” and “Liquidity and Capital Resources.”

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Systems Coordinating Council (WSCC), which is comprised of the eleven Western states. Avista Power was originally formed to develop and own generation assets. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation projects. Avista Power continues to manage the generation assets it currently owns.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs has developed a unique modular Proton Exchange Membrane (PEM) fuel cell that delivers reliable, affordable and clean distributed power solutions. In addition to its PEM fuel cell, Avista Labs seeks to commercialize selected components to complement its fuel cell in order to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen.

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

AVISTA CORPORATION

Avista Utilities — Regulatory Matters

Beginning in the second quarter of 2000, the price of power in the wholesale markets of the western United States increased considerably and became much more volatile. While prices and volatility decreased during the second half of 2001, the effects of contracts entered during the period of high wholesale prices continue to have a significant impact on Avista Corp.’s financial condition and results of operations. In the second half of 2000 and continuing through 2001, Avista Utilities was required to purchase above-normal amounts of power in the wholesale market to meet its retail demand. This was primarily due to the reduced availability of hydroelectric resources as a result of low streamflow conditions. The combination of high wholesale market prices and increased amounts required to be purchased increased power supply costs to amounts far in excess of the amounts recovered from retail customers under rates in effect at the time.

As authorized by the WUTC and the IPUC, Avista Utilities is permitted to defer the recognition in the income statement of 90 percent of power supply costs that are in excess of the level currently recovered from retail customers. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The specific power costs deferred are the difference between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference is primarily related to changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices).

In December 2001, the Company filed a general rate case with the WUTC to address, among other things, the recovery of cash outlays for increased power supply costs and expenses related to building and operating additional generation. The WUTC may take up to 11 months to review the general rate case filing. The current schedule calls for the WUTC to issue an order on this rate case by November 15, 2002. Avista Corp. requested an interim rate increase of 10 percent (or $29.3 million in annual revenues) above current rates (including the 25 percent temporary surcharge approved by the WUTC in September 2001). At the conclusion of the general rate case, Avista Corp. requested that a number of adjustments be made that would result in no net change to rates above the interim rate increase. The interim rate increase would end, base electric rates would increase by 22.5 percent (or $53.2 million in annual revenues) and the electric surcharge would be reduced from 25 percent to 14.9 percent. These rate increases are necessary in order to continue the recovery of deferred power costs. The proposed rate increases also reflect, among other things, the recovery of costs associated with the addition of the Company’s 50 percent ownership in the Coyote Springs 2 power plant and the addition of several small generation projects built to serve retail customer needs. The general rate case proposed by Avista Corp. requests a 12.75 percent rate of return on common equity and a 10.39 percent overall rate of return.

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

Additionally, the WUTC order provides that the collection of the 25 percent temporary electric surcharge, approved by the WUTC in September 2001, will no longer be subject to refund. The order also modified the temporary electric surcharge such that one-fifth (or approximately $12 million in annual revenues) of the existing 25 percent surcharge will be applied to offset the Company’s general operating costs and the remainder (approximately $47 million in annual revenues) will continue to be applied as a recovery of deferred power costs. As such, one-fifth of the 25 percent surcharge represents a 5 percent increase in base retail rates. The WUTC also ordered a 6.2 percent (or $14.7 million in annual revenues) increase in base electric rates (before the effect of the surcharge) for Washington customers. Both the 6.2 percent increase in base electric rates and one-fifth of the temporary surcharge will increase net income.

As of March 31, 2002, total deferred power costs were $193.9 million, including $130.2 million in Washington and $63.7 million in Idaho. Based on current projections, total deferred power costs are expected to be approximately

AVISTA CORPORATION

$150 million at the end of 2002 and fully recovered by 2007.

The following table shows activity in deferred power costs for Washington and Idaho during 2001 and the three months ended March 31, 2002 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2000	$34,580	$2,693	$37,273
Activity from January 1 - December 31, 2001:
Power costs deferred	167,196	73,677	240,873
Mark-to-market loss	8,232	4,077	12,309
Interest and other net additions	16,027	5,643	21,670
Amortization of deferred credit	(53,794)	(6,927)	(60,721)
Recovery of deferred power costs	(10,223)	(6,076)	(16,299)
Write-off deferred power costs	(21,780)	—	(21,780)

Deferred power costs as of December 31, 2001	140,238	73,087	213,325
Activity from January 1 - March 31, 2002:
Power costs deferred	(944)	1,750	806
Mark-to-market loss	4,519	2,238	6,757
Interest and other net additions	1,844	635	2,479
Amortization of deferred credit	—	(6,928)	(6,928)
Recovery of deferred power costs	(15,499)	(7,056)	(22,555)

Deferred power costs as of March 31, 2002	$130,158	$63,726	$193,884

Enron Exposure

See “Enron Corporation” in Note 9 of the Notes to Consolidated Financial Statements.

Western Power Market Issues

Avista Utilities and Avista Energy are directly and indirectly involved in the power markets in the western United States. Developments in these markets have impacted both Avista Utilities and Avista Energy. Federal and state officials, including the FERC and the California Public Utility Commission (CPUC), commenced reviews in 2000 to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in the wholesale markets. The proceedings are continuing and their ultimate outcome and the resulting impact on the Company cannot be predicted at this time.

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of March 31, 2002, Avista Energy did not have accounts receivable outstanding related to defaulting parties in California — net of reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations.

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

AVISTA CORPORATION

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

In February 2002, the FERC commenced a fact-finding investigation of potential manipulation of electric and natural gas prices in California energy markets. In May 2002, the FERC has requested specific data and information with respect to certain trading strategies that companies may have engaged in. This request has been made to all sellers of wholesale electricity and/or ancillary services to CalISO and/or CalPX during the period 2000 and 2001, including Avista Corp. and Avista Energy.

See further information at “California Energy Markets” in Note 9 of the Notes to Consolidated Financial Statements.

Avista Corp. is participating with nine other utilities in the Pacific Northwest in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to a FERC order requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a description of efforts to participate in a RTO, and any existing obstacles to RTO participation. RTO West filed its Stage 2 proposal with the FERC on March 28, 2002. Avista Corp. and three other Western utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of six states and own or lease the high voltage transmission facilities of the participating utilities. TransConnect filed its proposal with FERC in November 2001. The final proposals must both be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect or RTO West will ultimately depend on the conditions related to the formation of the entities, as well as the economics and conditions imposed in the regulatory approval process. If TransConnect were formed, it could result in Avista Utilities divesting its electric transmission assets.

Results of Operations

Overall Operations

Income from continuing operations was $15.5 million for the three months ended March 31, 2002 compared to income from continuing operations of $32.1 million for the three months ended March 31, 2001. The decrease is primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $8.2 million for the three months ended March 31, 2002 compared to $24.7 million for the three months ended March 31, 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s gross margin, both realized and unrealized. During the second half of 2001 and the first three months of 2002, volatility in wholesale energy markets in the western United States decreased relative to the first half of 2001, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $13.2 million for the three months ended March 31, 2002, compared to net income of $13.1 million for the three months ended March 31, 2001.

The Information and Technology line of business incurred a net loss of $2.7 million for the three months ended March 31, 2002 compared to a net loss of $5.0 million for three months ended March 31, 2001.

The Other line of business incurred a net loss of $3.2 million for three months ended March 31, 2002 compared to a net loss of $0.7 million for the three months ended March 31, 2001.

The discontinued operations of Avista Communications incurred a net loss of $0.3 million for three months ended March 31, 2002 compared to a net loss of $2.7 million for the three months ended March 31, 2001.

Total revenues decreased $1,274.9 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Avista Utilities’ revenues decreased $130.0 million, or 31 percent, primarily due to decreased wholesale electric sales, partially offset by increased retail revenues from both electric and natural gas sales. The increase in retail revenues is primarily a result of higher rates approved by state regulatory agencies to recover deferred power and natural gas costs. Revenues from Energy Trading and Marketing decreased $1,235.5

AVISTA CORPORATION

million, or 71 percent, primarily due to decreased energy commodity prices as well as decreased sales volumes of electricity and natural gas from the continued downsizing of the business. Revenues from the Information and Technology companies increased 33 percent to $3.9 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business decreased $2.8 million reflecting decreased activity in this line of business. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. Intersegment eliminations decreased $92.4 million due to a decrease in prices for natural gas to serve Avista Utilities’ retail customers and to fuel natural gas-fired turbines to generate electricity.

Resource costs decreased $1,251.2 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Avista Utilities’ resource costs decreased $143.2 million, or 46 percent, primarily due to reduced wholesale power purchases and the decreased cost of natural gas purchased for resale. Decreases in power and natural gas purchases were partially offset by $49.5 million of net amortization of deferred power and natural gas costs for the three months ended March 31, 2002, compared to net deferrals of $66.6 million for the three months ended March 31, 2001. Energy Trading and Marketing’s resource costs decreased $1,200.4 million, or 71 percent, primarily due to both decreased energy commodity prices and decreased energy trading volumes.

Administrative and general expenses decreased $8.4 million primarily due to reduced expenses for Energy Trading and Marketing. This was primarily a result of reduced incentive compensation expenses as a result of decreased earnings as well as reduced professional fees.

Interest expense increased $7.9 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to higher levels of outstanding debt during the period.

Income taxes decreased $10.0 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to decreased earnings before income taxes. The effective tax rate was 42.7 percent for the three months ended March 31, 2002 compared to 40.2 percent for the three months ended March 31, 2001.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $6.4 million of goodwill was impaired related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures. The Company has recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change in the Consolidated Statement of Income.

Diluted earnings per share from continuing operations were $0.32 for the three months ended March 31, 2002 compared to earnings from continuing operations of $0.67 per diluted share for the three months ended March 31, 2001. Avista Utilities contributed $0.27 per diluted share for the three months ended March 31, 2002 compared to $0.26 per diluted share for the three months ended March 31, 2001. Energy Trading and Marketing contributed $0.17 per diluted share for the three months ended March 31, 2002 compared to $0.52 per diluted share for three months ended March 31, 2001. The Information and Technology operations recorded a net loss of $0.06 per diluted share for the three months ended March 31, 2002 compared to a net loss of $0.10 per diluted share for the three months ended March 31, 2001. The Other line of business recorded a net loss of $0.06 per diluted share for the three months ended March 31, 2002 compared to a net loss of $0.01 per diluted share for the three months ended March 31, 2001. The discontinued operations of Avista Communications recorded a net loss of $0.01 per diluted share for the three months ended March 31, 2002 compared to a net loss of $0.06 per diluted share for the three months ended March 31, 2001. The cumulative effect of accounting change resulted in a charge of $0.09 per diluted share for the three months ended March 31, 2002.

Avista Utilities

Avista Utilities recorded net income of $13.2 million for the three months ended March 31, 2002 compared to net income of $13.1 million for the three months ended March 31, 2001. Avista Utilities’ pre-tax income from operations was $45.2 million for the three months ended March 31, 2002 compared to $37.7 million for the three months ended March 31, 2001. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased $130.0 million and resource costs decreased $143.2 million resulting in an increase of $13.2 million in gross margin for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Retail electric revenues increased $24.9 million for the three months ended March 31, 2002 from the three months ended March 31, 2001. This increase was primarily due to the electric surcharges implemented in Washington and

AVISTA CORPORATION

Idaho to recover deferred power costs, partially offset by decreased use per customer and total kWhs sold. The decrease in use per customer and total kWhs sold was due to conservation efforts and weather that was warmer in 2002 as compared to 2001. The increase in retail electric revenues was also due to refunds to customers in January 2001 from the gain on the sale of Avista Utilities’ interest in the Centralia power plant which reduced revenues for the three months ended March 31, 2001. Wholesale electric revenues decreased $179.1 million, or 92 percent, reflecting wholesale sales volumes which decreased 83 percent from 2001 and average sales prices that were 53 percent lower than the prior year. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales that expired in July 2001. The extent of future wholesale transactions will be based on changes to resources, loads, and contractual obligations.

Natural gas revenues increased $21.2 million for the three months ended March 31, 2002 from the three months ended March 31, 2001 due to increased prices approved by state commissions to recover increased natural gas costs.

Power purchased for the three months ended March 31, 2002 decreased $213.7 million, or 88 percent, compared to three months ended March 31, 2001 primarily due to the decreased volume of power purchases. Average purchased power prices for the three months ended March 31, 2002 were 68 percent lower than the prior period and volumes purchased decreased 62 percent. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales as discussed above. Increased hydroelectric resource availability also decreased wholesale power purchase requirements to meet retail demand.

During the three months ended March 31, 2002 Avista Utilities recovered $15.5 million in deferred power costs in Washington and $7.1 million in Idaho. The total balance of deferred power costs was $130.2 million for Washington and $63.7 million for Idaho as of March 31, 2002. Avista Utilities will only be able to recover these balances of deferred power costs in the amounts, and at the times, authorized by the WUTC and the IPUC. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent. The March 2002 WUTC order modified the temporary electric surcharge such that one-fifth will be applied to offset the Company’s general operating costs and the remainder will continue to be applied as a recovery of deferred power costs. In October 2001, the IPUC approved a PCA surcharge and the extension of a previously approved PCA surcharge for a total of 19.4 percent. During the three months ended March 31, 2002 $6.9 million of a deferred non-cash credit was offset against the Idaho share of deferred power costs. See further description of issues related to deferred power costs in the section “Avista Utilities — Regulatory Matters.”

During the three months ended March 31, 2002 Avista Utilities had $27.8 million of net amortization of deferred natural gas costs. Total deferred natural gas costs were $25.5 million as of March 31, 2002.

The cost of fuel for generation for the three months ended March 31, 2002 decreased $20.2 million from the three months ended March 31, 2001 primarily due to a decrease in the cost of natural gas.

The expense for natural gas purchased for the three months ended March 31, 2002 decreased $46.2 million compared to the three months ended March 31, 2001 primarily due to the decreased cost of natural gas.

Other resource costs for the three months ended March 31, 2002 increased $20.7 million compared to the three months ended March 31, 2001. During the first quarter of 2001, $16.2 million related to the gain on the sale of Avista Utilities’ interest in the Centralia power plant was amortized as a credit to other resource costs.

Construction is continuing on the 280 MW combined cycle natural gas-fired turbine power plant at the Coyote Springs 2 site near Boardman, Oregon which is currently an asset of Avista Power and included in the Energy Trading and Marketing line of business. During the fourth quarter of 2001, the Company completed the sale of 50 percent of its interest in the Coyote Springs 2 plant to an affiliate of Mirant Americas Development, Inc. (Mirant). Avista Corp. and Mirant will share equally in the costs of construction, operation and output from the plant. As of March 31, 2002, the Company had invested $95.5 million in the Coyote Springs 2 project (including capitalized interest and net of funds received from Mirant in connection with the sale) and the total cost of the plant is expected to be $196.6 million. The Company’s 50 percent ownership interest in the Coyote Springs 2 plant will be transferred from Avista Power to Avista Corp. to be operated as an asset of Avista Utilities upon the completion of the construction, which is expected to be in the third quarter of 2002. On May 6, 2002, a transformer at the Coyote Springs 2 plant caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The total cost of the cleanup and replacing the damaged transformer as well as the impact on the scheduled completion of the project cannot be estimated at this time. See “Item 5. Other Information” for further details. The transformer fire and issues with defaults by the original contractor (See “Enron Corporation” in Note 9 of the Notes to Consolidated Financial Statements) will lead to cost overruns on the project of which the total amount cannot be estimated at this time.

AVISTA CORPORATION

Energy Trading and Marketing

Energy Trading and Marketing includes the results of Avista Energy and Avista Power. Avista Energy maintains an energy trading portfolio that it marks to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings variability in the future. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For longer-term positions and certain short-term positions for which market prices are not available, a model based on forward price curves is also utilized. Avista Energy’s trading operations continue to be affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC-ordered price caps and deregulation of the electric utility industry.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). As a result of these trading activities, Avista Energy is subject to various risks, including market, liquidity, commodity and credit risk. See “Business Risk” for further information.

Energy Trading and Marketing’s net income was $8.2 million for the three months ended March 31, 2002, compared to $24.7 million for the three months ended March 31, 2001. The primary reason for the decrease in net income was a decrease in gross margin, both realized and unrealized. Gross margin was $14.4 million for the three months ended March 31, 2002 compared to $49.6 million for the three months ended March 31, 2001.

Energy Trading and Marketing’s operating revenues and cost of sales decreased $1,235.5 million and $1,200.4 million, respectively, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, resulting in a decrease in gross margin of $35.2 million. The decrease in revenues and cost of sales is the result of decreased energy commodity prices and decreased sales volumes from 2001. Sales volumes decreased due to the reduction in the size of this business. Realized gross margin decreased to $31.9 million for the three months ended March 31, 2002 from $56.3 million for the three months ended March 31, 2001. The decrease was due to a decrease in the amount of contracts settled. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $17.4 million for the three months ended March 31, 2002 compared to an unrealized loss of $6.7 million for the three months ended March 31, 2001.

Administrative and general expenses decreased $7.6 million or 64 percent from the three months ended March 31, 2001 primarily due to reduced incentive compensation expense based on lower earnings in 2002. Reduced professional fees also contributed to the decrease in administrative and general expenses. Professional fees were high during the three months ended March 31, 2001 due to expenses associated with the California energy crisis and the Commodities Futures Trading Commission investigation, which was resolved in 2001.

Energy Trading and Marketing’s total assets decreased $170.6 million from December 31, 2001 to March 31, 2002 primarily due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets primarily reflects the settlement of contracts during the three months ended March 31, 2002.

Avista Power is a 49 percent owner of a 270 MW natural gas-fired combustion turbine plant in Rathdrum, Idaho, which commenced commercial operation in September 2001. All of the output from this plant is contracted to Avista Energy for 25 years. Avista Power is in the process of constructing the Coyote Springs 2 power plant and it sold 50 percent of its interest to Mirant during the fourth quarter of 2001. Upon the planned completion of the plant in the third quarter of 2002, Avista Power’s 50 percent ownership interest will be transferred to Avista Corp. for inclusion with Avista Utilities’ power generation resource portfolio. On May 6, 2002, a transformer at the Coyote Springs 2 plant caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The total cost of the cleanup and replacing the damaged transformer as well as the impact on the scheduled completion of the project cannot be estimated at this time. See “Item 5. Other Information” for further details.

AVISTA CORPORATION

The following summarizes information with respect to Avista Energy’s trading activities during the three months ended March 31, 2002 (dollars in thousands):

	Natural Gas	Electric	Total
	Assets and	Assets and	Unrealized Gain
	Liabilities	Liabilities	(Loss) (4)

Fair value of contracts as of December 31, 2001	$38,392	$148,325	$186,717
Less contracts settled during 2002(1)	(19,767)	(12,121)	(31,888)
Fair value of new contracts when entered into during 2002(2)	—	—	—
Change in fair value due to changes in valuation techniques(3)	—	—	—
Change in fair value attributable to market prices and other market changes	17,666	(9,104)	8,562

Fair value of contracts as of March 31, 2002	$36,291	$127,100	$163,391

(1)	Contracts settled during the three months ended March 31, 2002 includes those contracts that were open in 2001 but settled during the three months ended March 31, 2002 as well as new contracts entered into and settled during the three months ended March 31, 2002. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy did not enter into any origination transactions during 2002 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the three months ended March 31, 2002, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

(4)	Change in unrealized gain (loss) does not reconcile to totals for the Energy Trading and Marketing segment due to an intercompany elimination between Avista Energy and Avista Power related to Avista Energy’s contract for the output from a generation plant that is 49 percent owned by Avista Power.

The following discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of March 31, 2002 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Natural gas assets and liabilities
Prices from other external sources(1)	$18,081	$16,802	$—	$—	$34,883
Fair value based on valuation models(2)	(1,555)	147	1,930	886	1,408

Total natural gas assets and liabilities	$16,526	$16,949	$1,930	$886	$36,291

Electric assets and liabilities
Prices from other external sources(1)	$81,571	$36,042	$—	$—	$117,613
Fair value based on valuation models(3)	(4,468)	4,658	8,964	333	9,487

Total electric assets and liabilities	$77,103	$40,700	$8,964	$333	$127,100

(1)	The fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For natural gas assets and liabilities, these market quotes are generally available through three years. For electric assets and liabilities, these market quotes are generally available through two years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather).

Avista Energy conducts frequent stress tests on the valuation of its portfolio. By changing the input assumptions to the internally developed market curves, these stress tests attempt to capture Avista Energy’s sensitivity to changes in portfolio valuation. These stress tests indicate that, for the portfolio valued under internally developed market curves, the valuations can be reasonably certain to be within a 20 percent range, upwards or downwards, of the reported values listed above.

AVISTA CORPORATION

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). The Company is attempting to find equity partners to assist in financing the continued growth of Avista Labs. The Company is focused on reducing costs and improving efficiencies at Avista Advantage.

Information and Technology’s net loss was $2.7 million for the three months ended March 31, 2002 compared to a net loss of $5.0 million for the three months ended March 31, 2001. Operating revenues for this line of business increased $1.0 million and operating expenses decreased $1.2 million, respectively, as compared to the three months ended March 31, 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses reflects reduced expenses for both Avista Labs and Avista Advantage. This was primarily due to certain non-recurring items in both periods.

Improved results for this line of business also reflects the recovery of a previously recognized allowance for investment loss at Avista Advantage.

Other

The Other line of business includes Avista Ventures, Avista Capital (parent company only amounts), Pentzer and several other minor subsidiaries.

The net loss from this line of business was $3.2 million for the three months ended March 31, 2002, compared to a net loss of $0.7 million for the three months ended March 31, 2001. The increase in the net loss is primarily due to a decrease in income from operations and partially due to an increase in interest expense. Operating revenues from this line of business decreased $2.8 million and operating expenses decreased $1.2 million, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in income from operations is primarily due to a decrease in income from Advanced Manufacturing and Development, a subsidiary of Avista Ventures and an increase in legal fees for Pentzer.

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

The net loss for the three months ended March 31, 2002 was $0.3 million, compared to a net loss of $2.7 million for the three months ended March 31, 2001. The loss from operations for Avista Communications was $0.4 million for the three months ended March 31, 2002 compared to $5.1 million for the three months ended March 31, 2001.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $174.2 million for the three months ended March 31, 2002 compared to net cash provided by continuing operating activities of $70.3 million for the three months ended March 31, 2001. The primary reason for the increase in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $46.6 million for the three months ended March 31, 2002 compared to net deferrals of $68.0 million for the three months ended March 31, 2001. This was primarily due to increased retail rates approved by the respective utility commissions to recover increased deferred power supply and natural gas costs incurred during 2000 and 2001. Net cash provided by working capital components increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, with net cash provided of $96.9 million in 2002 compared to net cash provided by working capital components of $79.4 million in 2001. Significant changes in non-cash items also included a $14.3 million change in energy commodity assets and liabilities, primarily related to Avista Energy as well as a $39.7 million decrease in the provision for deferred income taxes.

Continuing Investing Activities Net cash used in continuing investing activities was $16.8 million for the three months ended March 31, 2002 compared to $68.0 million for the three months ended March 31, 2001. This decrease was primarily due to a decrease in other capital expenditures. Other capital expenditures during the three months ended March 31, 2001 were primarily for the construction of the Coyote Springs 2 power plant.

Continuing Financing Activities Net cash used in continuing financing activities was $77.3 million for the three months ended March 31, 2002 compared to net cash provided of $20.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002 short-term borrowings decreased $27.7 million and the Company repurchased $45.1 million of Medium-Term Notes scheduled to mature in 2003.

During the three months ended March 31, 2001 short-term borrowings increased $49.8 million and $25.0 million of Medium-Term Notes matured.

Discontinued Operations Net cash used in discontinued operations was $0.8 million for the three months ended March 31, 2002 compared to $14.4 million of net cash used in discontinued operations for the three months ended March 31, 2001. The decrease was primarily due to a decrease in capital expenditures by Avista Communications as the Company decided to dispose of the operations.

Overall Liquidity

During the second half of 2000 and the year 2001 the Company’s cash outlays for purchased power exceeded the related amounts paid to the Company by its retail customers. This condition, which was due to reduced availability of hydroelectric resources, increased prices in the wholesale market and increased volumes purchased to meet retail customer demand. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to finance these requirements and to otherwise maintain adequate levels of working capital. Debt service is another significant cash requirement.

The temporary electric surcharge in Washington and the PCA surcharge in Idaho, which were implemented during September and October 2001, respectively, provide a basis for improving the Company’s liquidity. The Company completed the sale of 50 percent of its interest in the Coyote Springs 2 project to Mirant during the fourth quarter of 2001. The Company received $53.6 million in proceeds from Mirant. The Company is also in the process of selling three turbines owned by Avista Power with $22.7 million of proceeds received during the fourth quarter of 2001 and $9.1 million of proceeds received during the first quarter of 2002. The remaining $13.6 million of proceeds are expected to be received during the second quarter of 2002. Additionally, the Company significantly reduced capital expenditures for 2002 from the amount originally budgeted. The Company’s disposal of Avista Communications reduces future cash investments in the Information and Technology line of business. These measures are largely related to the Company’s efforts to improve cash flows and should provide the Company the ability to maintain access to adequate levels of credit with its banks. In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent (or $196 million) of deferred power supply costs incurred by the Company through December 31, 2001. Additionally, the WUTC order provides for one-fifth of the 25 percent surcharge implemented in September 2001 to be applied to offset the Company’s general operating costs and the remainder will continue to be applied against the

AVISTA CORPORATION

deferred power cost balance. The WUTC also approved a 6.2 percent (or $14.7 million in annual revenues) increase in base electric rates for Washington customers. However, the Company still needs to receive a favorable outcome in the Washington general electric rate case filed in December 2001 in order to continue to improve liquidity. See further description of issues related to deferred power costs and the Company’s rate case filing in the section “Avista Utilities — Regulatory Matters.”

If Avista Utilities’ purchased power and natural gas costs were to exceed the levels recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to return to levels higher than recovered from customers include, but are not limited to, a return to high prices in wholesale markets and high volumes of energy purchased in the wholesale markets. Factors beyond the Company’s control that could result in high volumes of energy purchased include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts.

Capital Resources

The Company has incurred significant indebtedness to support capital expenditures, to fund electric and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital. As of March 31, 2002, the Company had total debt outstanding of $1,179.7 million. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the indebtedness, both short-term and long-term, could reduce the amount of cash flow available to fund working capital, deferred power and natural gas costs, capital expenditures, dividends, future acquisitions and other corporate requirements.

The Company funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy is expected to be the Company’s primary source of funds for operating needs, dividends and capital expenditures in 2002 and 2003. In 2002 and subsequent years, the Company expects cash flows from operations to improve primarily from the recovery of deferred power and natural gas costs. This should allow the Company to reduce total debt outstanding. Capital expenditures are expected to be funded either with cash flows from operations or on an interim basis with short-term borrowings.

Avista Corp. has a committed line of credit of $220.0 million that expires on May 29, 2002. As of March 31, 2002, $28.0 million was borrowed under this committed line of credit. As of April 30, 2002, no amounts were borrowed under this committed line of credit. Under this committed line of credit, the Company may have up to $50.0 million in letters of credit outstanding. As of March 31, 2002 there were $13.0 million of letters of credit outstanding. As of April 30, 2002, there were $13.0 million of letters of credit outstanding.

The Company is currently in the process of negotiating a new committed line of credit for a one-year period ending in May 2003. Firm commitments of $225.0 million have been received from financial institutions, subject to final documentation. Closing of the new agreement is expected to occur before May 29, 2002. The Company will be securing its obligation under the new committed line of credit with First Mortgage Bonds in the amount of the commitment.

The current committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 60 percent. As of March 31, 2002, the ratio was in compliance with this covenant at 57.8 percent. The committed line of credit also has a covenant requiring the ratio of “consolidated cash flow” to “consolidated fixed charges” of Avista Corp. or Avista Utilities for any four-fiscal quarter period ending at any fiscal quarter end to be less than certain specified ratios. In August 2001, the Company determined that it would not be in compliance with the fixed charge coverage covenant for the period ending September 30, 2001 or for any subsequent period through the termination date of the agreement. Accordingly, in September 2001, Avista Corp. requested, and obtained, a waiver of this covenant through the termination date of the agreement. As a result of this waiver, the failure to comply with this covenant does not constitute an event of default under the agreement. Additionally, Avista Corp. secured the committed line of credit with First Mortgage Bonds in the amount of the commitment in connection with this waiver.

AVISTA CORPORATION

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

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of March 31, 2002, Avista Corp. had short-term notes receivable of $178.8 million from Avista Capital of which $117.5 million of the receivables represents loans to Avista Power, primarily for the Coyote Springs 2 project.

During the three months ended March 31, 2002 the Company repurchased $45.1 million of Medium-Term Notes scheduled to mature in 2003 at a premium of $2.4 million. Subsequent to March 31, 2002, the Company repurchased $55.0 million of Medium-Term Notes scheduled to mature in 2003 at a premium of $3.9 million and $29.2 million of Unsecured Senior Notes scheduled to mature in 2008 at a premium of $2.4 million.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2/1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of March 31, 2002, the Company could issue $146.7 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

In July 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. No common stock has been issued under this registration statement. The Company is currently considering issuing convertible preferred stock instead of common stock due to changes in market conditions and the decline in the price of the Company’s common stock. If market conditions warrant, the Company currently plans to be in a position to issue equity securities during late 2002.

Off-Balance Sheet Arrangements

WWP Receivables Corp. (WWPRC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. WWPRC and the Company have an agreement whereby WWPRC can sell without recourse, on a revolving basis, up to $90.0 million of those receivables. The current agreement expires on May 29, 2002. WWPRC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of March 31, 2002, $90.0 million in receivables were sold pursuant to the agreement. As of April 30, 2002, $45.0 million of receivables were sold. The Company is currently in the process of negotiating a new agreement with respect to this financing facility and expects it to be in place by the May 29, 2002 expiration date of the current agreement.

WP Funding LP is an entity that was formed for the purpose of acquiring the Company’s natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates and leases the Rathdrum CT from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of March 31, 2002. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB is currently discussing several issues relating to the identification of and accounting for special-purpose entities such as WP Funding LP. A current proposal by the FASB could require the Company to begin consolidating WP Funding LP in 2003.

Total Company Capitalization

The Company’s total common equity increased $6.5 million during the three months ended March 31, 2002 to $726.5 million as of March 31, 2002 primarily due to net income and the issuance of common stock through stock compensation plans, the employee 401(k) plan and the Dividend Reinvestment Plan, partially offset by dividends. The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings as of March 31, 2002, was 57.8 percent debt, 6.6 percent preferred securities and 35.6 percent common equity, compared to 59.4 percent debt, 6.4 percent preferred securities and 34.2 percent common equity as of December 31, 2001. It is the Company’s plan to target a capital structure of 50 percent debt and 50 percent preferred

AVISTA CORPORATION

and common equity. The Company plans to achieve this capital structure by reducing total debt as well as the issuance of preferred or common stock and the retention of net earnings.

Credit Ratings

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

Avista Energy Operations

Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit. As of March 31, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, had a credit agreement with a group of various banks in the aggregate amount of $97.4 million expiring June 28, 2002. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by substantially all of Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. As of March 31, 2002, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled $38.3 million. Avista Energy is currently renewing its credit facility with its existing banks and expects it to be in place by the June 28, 2002 expiration date of the current credit agreement.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth” as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur.

Avista Capital provides guarantees for Avista Energy’s line of credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $57.6 million of such guarantees outstanding as of March 31, 2002. Avista Capital’s investment in Avista Energy totaled $303.6 million as of March 31, 2002.

Periodically, Avista Capital loans funds to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of March 31, 2002 there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $1.7 million as of March 31, 2002, and is included in the consolidated balance sheet in prepayments and other current assets. Avista Energy held cash deposits from other parties in the amount of $43.5 million as of March 31, 2002, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

AVISTA CORPORATION

As of March 31, 2002, Avista Energy had $242.4 million in cash. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately Avista Corp. In April 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $61 million in dividends to Avista Corp. through Avista Capital.

Contractual Obligations

The Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2001 Form 10-K with the following exceptions.

During the three months ended March 31, 2002, the Company repurchased $45.1 million of Medium-Term Notes scheduled to mature in 2003. Subsequent to March 31, 2002 the Company repurchased $55.0 million of Medium-Term Notes scheduled to mature in 2003 and $29.2 million of Unsecured Senior Notes scheduled to mature in 2008.

Short-term debt scheduled to mature in 2002 decreased from $130 million as of December 31, 2001 to $118 million as of March 31, 2002. The amount outstanding as of March 31, 2002 was $28 million under the $220 million line of credit and $90 million under an accounts receivable financing facility. Both of these financing agreements expire on May 29, 2002. The Company is in the process of negotiating new facilities for an additional year and expects them to be in place by May 29, 2002.

During the three months ended March 31, 2002 Avista Utilities entered into a power purchase contract in the total amount of $54.2 million for the period 2007 through 2010.

Avista Energy’s contractual commitments to purchase physical energy commodities in future periods were as follows as of March 31, 2002 for each of the 12-month periods ended March 31 (dollars in millions):

	2003	2004	2005	2006	2007	Thereafter

Energy purchase contracts	$1,152	$742	$520	$335	$239	$753

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

Other Commercial Commitments

The following table summarizes the Company’s other commercial commitments outstanding as of March 31, 2002 (dollars in millions):

	Commitment	Commitment
	Outstanding	Expiration

Letters of credit(1)	$58	2002
Guarantees(2)	$58	—

(1)	Represents the $97.4 million credit agreement at Avista Energy and the $50 million available for letters of credit under Avista Corp.’s $220 million line of credit. As of March 31, 2002, letters of credit totaled $38.3 million at Avista Energy and $13.0 million at Avista Corp. and primarily relate to energy purchase contracts. Also includes $6.2 million of other letters of credit that are backed by cash deposits.

(2)	The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was approximately $786.7 million as of March 31, 2002. At any point in time, Avista Capital is only liable for the outstanding portion of the guarantee, which was $57.6 million as of March 31, 2002. Most guarantees do not have set expiration dates; however, either party may terminate the guarantee at any time with minimal written notice.

As of March 31, 2002, Avista Corp. did not have any commitments outstanding with equity triggers.

Additional Financial Data

As of March 31, 2002, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $1,130.5 million. Of such amount, $818.7 million represents long-

AVISTA CORPORATION

term unsecured and unsubordinated indebtedness of the Company, and $313.5 million represents secured indebtedness of the Company. The unamortized debt discount was $2.4 million. The subsidiaries had long-term debt of $0.7 million. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. An additional $28.0 million of the Company’s short-term debt outstanding under or backed by the $220.0 million committed line of credit is secured indebtedness.

Future Outlook

Business Strategy

Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale electric requirements on an average annual basis. During 2000, Avista Energy scaled back its operations regionally to work primarily within the WSCC and has focused on reducing the size and the risk associated with its energy trading and marketing activities. Avista Energy’s marketing efforts are expected to be driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WSCC, as well as its relationship-focused approach with its customers. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation plants. The Company intends to find equity partners to assist in financing the continued growth of Avista Labs and is focused on reducing costs and improving efficiencies at Avista Advantage. The Company plans to dispose of assets and phase out of operations in the Other business segment that are not related to its energy operations.

Business Risk

The Company’s operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding.

As described under “Avista Corp. Lines of Business,” hydroelectric conditions in 2001 were significantly below normal, leading to greater than normal reliance on purchased power. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. In order to recover deferred power costs, the WUTC approved a temporary 25 percent electric rate surcharge to Washington customers in September 2001 and the IPUC approved a total of a 19.4 percent PCA surcharge to Idaho customers in October 2001. In December 2001, the Company filed a general rate case with the WUTC. In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent (or $196 million) of deferred power supply costs incurred by the Company during the period from July 1, 2000 through December 31, 2001. Avista Utilities is not able to fully predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred costs and the timing of recovery of these costs in future periods. Current estimates and projections by the Company indicate that deferred power costs would be recovered by 2007. See further information at “Avista Utilities — Regulatory Matters.”

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

Natural gas commodity prices increased dramatically during 2000 and remained at relatively high levels during the first half of 2001 before declining in the second half of the year. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and potential natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from electric space and water heating to natural gas. Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather

AVISTA CORPORATION

conditions, conservation and the timing for recovery of increased commodity costs. Avista Utilities’ natural gas business also faces the potential for large natural gas customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of individual contracts. Avista Utilities has long-term transportation contracts with seven of its largest industrial customers, which reduces the risk of these customers by-passing the system in the foreseeable future.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the recent imposition of market controls by federal and state agencies. The FERC is conducting separate proceedings related to market controls within California and within the Pacific Northwest that include proposals by certain parties to retroactively impose price caps. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in vigorously opposing these proposals. If retroactive price caps were imposed, Avista Energy could develop offsetting claims.

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

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to energy commodity price risk. Historically, the price of power in wholesale markets was affected primarily by production costs and by other factors including streamflows, the availability of hydroelectric and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Now, however, market prices appear to be affected by other factors as well. These factors include the gradual decline of excess generating capacity in the WSCC and the effects of the restructuring of the electric utility business at the state and federal levels and the deregulation of wholesale energy markets. As discussed above and in the section “Western Power Market Issues” the FERC imposed a price mitigation plan in the western United States in June 2001.

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, price movements may be correlated to adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) are also correlated to price movements. Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably during the second half of 2001 and the first quarter of 2002 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. However, despite mitigation efforts, defaults by counterparties periodically occur. Avista Energy experienced payment receipt defaults from certain parties impacted by the California energy crisis. Avista Energy and Avista Corp. (through the Avista Utilities division) have engaged in physical and financial transactions with Enron and certain of its affiliates and experienced disruptions to forward contract commitments as a result of Enron’s December 2001 bankruptcy. See “Enron Corporation” in Note 9 of Notes to Consolidated Financial Statements for more information.

AVISTA CORPORATION

Credit risk also involves the exposure that counterparties perceive related to performance by Avista Utilities and Avista Energy to perform deliveries and settlement of energy transactions. These counterparties may seek assurance of performance in the form of letters of credit, prepayment or cash deposits, and, in the case of Avista Energy, parent company performance guaranties. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company’s capital resource reserves (credit facilities and cash). Avista Utilities and Avista Energy actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

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

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during the three months ended March 31, 2002 and is not expected to change materially in the near future.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks. The Company has risk management oversight for these risks for each area of the Company’s energy-related business. The Company has a comprehensive Risk Management Committee, separate from the units that create such risk exposure and overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures. Avista Utilities and Avista Energy have policies and procedures in place to manage the risks, both quantitative and qualitative, inherent in their businesses. The Company’s Risk Management Committee reviews the status of risk exposures through regular reports and meetings and it monitors compliance with the Company’s risk management policies and procedures on a regular basis. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, and other factors may result in losses in earnings, cash flows and/or fair values.

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

AVISTA CORPORATION

in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

The VAR computations are based on a historical simulation, that utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the unfavorable impact of price movement in the portfolio of transactions scheduled to settle within the following eight calendar quarters. The quantification of market risk using VAR provides a consistent measure of risk across Avista Energy’s continually changing portfolio. VAR represents an estimate of reasonably possible net losses in earnings that would be recognized on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.

Avista Energy’s VAR computations utilize several key assumptions, including a 95 percent confidence level for the resultant price movement and holding periods of one and three days. The calculation includes derivative commodity instruments held for trading purposes and excludes the effects of written and embedded physical options in the trading portfolio.

As of March 31, 2002, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.7 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.4 million as of December 31, 2001. The average daily VAR for the three months ended March 31, 2002 was $0.4 million. Avista Energy was in compliance with its one-day VAR limits during the three months ended March 31, 2002. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of March 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources: Business Risk.”

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements, which is incorporated by reference.

Item 5.  Other Information

On May 6, 2002 a transformer at the Coyote Springs 2 project caught fire. As a result of the fire and the resulting efforts to suppress the fire, it is estimated that up to 17,000 gallons of coolant oil was released. The oil spill appears to be limited to the area surrounding the transformer and an irrigation pond adjacent to the property. The oil is mineral oil that does not contain PCBs and is considered non-hazardous. The Company has commenced cleanup and containment of the oil spill and appropriate government agencies have been provided notice. It does not appear as though any damage was done to the Coyote Springs 2 project other than the destruction of the transformer. The total cost of the cleanup and replacing the damaged transformer as well as the impact on the scheduled completion of the project cannot be estimated at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

(b)	Reports on Form 8-K.

Dated February 20, 2002 with respect to a settlement agreement regarding the prudence and recoverability of deferred power costs as well as Washington electric rate increases.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: May 13, 2002	/s/ J. E. Eliassen J. E. Eliassen Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

AVISTA CORPORATION

EXHIBIT INDEX

     (a) Exhibits.

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.