Form 10-Q
period 2002-06-30
AVISTA CORP
filed 2002-08-12
CIK 104918

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X]     No [    ]

As of July 31, 2002, 47,845,628 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30
Dollars in thousands, except per share amounts

	2002	2001

OPERATING REVENUES	$751,412	$1,546,493

OPERATING EXPENSES:
Resource costs	611,304	1,386,458
Operations and maintenance	29,423	34,885
Administrative and general	37,082	34,793
Depreciation and amortization	18,118	18,007
Taxes other than income taxes	16,609	15,800

Total operating expenses	712,536	1,489,943

INCOME FROM OPERATIONS	38,876	56,550

OTHER INCOME (EXPENSE):
Interest expense	(26,754)	(28,014)
Capitalized interest	2,095	2,470

Net interest expense	(24,659)	(25,544)
Other income — net	3,504	11,463

Total other income (expense) — net	(21,155)	(14,081)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,721	42,469
INCOME TAXES	8,390	16,489

INCOME FROM CONTINUING OPERATIONS	9,331	25,980

DISCONTINUED OPERATIONS (Note 3):
Income (loss) before minority interest and income taxes	1,557	(5,546)
Minority interest	—	351
Income tax benefit (expense)	(543)	1,940

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,014	(3,255)

NET INCOME	10,345	22,725
DEDUCT — Preferred stock dividend requirements	608	608

INCOME AVAILABLE FOR COMMON STOCK	$9,737	$22,117

Weighted-average common shares outstanding (thousands), Basic	47,774	47,372
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 7):
Earnings per common share from continuing operations	$0.18	$0.54
Earnings (loss) per common share from discontinued operations	0.02	(0.07)

Total earnings per common share, basic and diluted	$0.20	$0.47

Dividends paid per common share	$0.12	$0.12
NET INCOME	$10,345	$22,725

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	517	72
Unrealized loss on interest rate swap agreements	(344)	—
Unrealized investments gains (losses) — net of tax	(911)	649

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(738)	721

COMPREHENSIVE INCOME	$9,607	$23,446

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Six Months Ended June 30
Dollars in thousands, except per share amounts

	2002	2001

OPERATING REVENUES	$1,501,433	$3,571,375

OPERATING EXPENSES:
Resource costs	1,220,292	3,246,640
Operations and maintenance	60,527	64,803
Administrative and general	62,300	68,380
Depreciation and amortization	36,102	35,980
Taxes other than income taxes	36,829	33,576

Total operating expenses	1,416,050	3,449,379

INCOME FROM OPERATIONS	85,383	121,996

OTHER INCOME (EXPENSE):
Interest expense	(55,666)	(49,067)
Capitalized interest	4,390	4,546

Net interest expense	(51,276)	(44,521)
Other income — net	10,714	18,682

Total other income (expense) — net	(40,562)	(25,839)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,821	96,157
INCOME TAXES	19,970	38,056

INCOME FROM CONTINUING OPERATIONS	24,851	58,101

DISCONTINUED OPERATIONS (Note 3):
Income (loss) before minority interest and income taxes	1,139	(10,637)
Minority interest	—	942
Income tax benefit (expense)	(397)	3,722

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	742	(5,973)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	25,593	52,128
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax) (Note 2)	(4,148)	—

NET INCOME	21,445	52,128
DEDUCT — Preferred stock dividend requirements	1,216	1,216

INCOME AVAILABLE FOR COMMON STOCK	$20,229	$50,912

Weighted-average common shares outstanding (thousands), Basic	47,723	47,305
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 7):
Earnings per common share from continuing operations	$0.49	$1.21
Earnings (loss) per common share from discontinued operations	0.02	(0.13)

Earnings per common share before cumulative effect of accounting change	0.51	1.08
Loss per common share from cumulative effect of accounting change	(0.09)	—

Total earnings per common share, basic and diluted	$0.42	$1.08

Dividends paid per common share	$0.24	$0.24
NET INCOME	$21,445	$52,128

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	151	58
Unrealized loss on interest rate swap agreements	(344)	—
Unrealized investments gains (losses) — net of tax	(934)	2,214

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,127)	2,272

COMPREHENSIVE INCOME	$20,318	$54,400

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2002	2001

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$142,475	$171,221
Temporary investments	—	1,872
Accounts and notes receivable — less allowances of $47,319 and $50,211, respectively	293,428	388,083
Energy commodity assets	463,460	477,037
Materials and supplies, fuel stock and natural gas stored	20,298	21,776
Taxes receivable	—	32,348
Prepayments and other current assets	25,432	19,364
Assets held for sale from discontinued operations	21,615	21,316

Total current assets	966,708	1,133,017

NET UTILITY PROPERTY:
Utility plant in service	2,335,578	2,277,779
Construction work in progress	26,814	54,964

Total	2,362,392	2,332,743
Less: Accumulated depreciation and amortization	795,796	767,101

Total net utility property	1,566,596	1,565,642

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power — net	42,058	43,314
Non-utility properties and investments — net	220,146	230,800
Non-current energy commodity assets	331,193	383,497
Other property and investments — net	13,258	13,620

Total other property and investments	606,655	671,231

DEFERRED CHARGES:
Regulatory assets for deferred income tax	144,334	149,033
Other regulatory assets	85,567	192,760
Utility energy commodity derivative assets	19,138	1,889
Power and natural gas deferrals	184,267	265,063
Unamortized debt expense	54,109	41,222
Other deferred charges	22,884	17,366

Total deferred charges	510,299	667,333

TOTAL ASSETS	$3,650,258	$4,037,223

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$304,768	$367,899
Energy commodity liabilities	367,094	373,837
Current portion of long-term debt	13,102	1,827
Short-term borrowings	74,499	75,099
Interest accrued	22,447	18,583
Other current liabilities	93,344	84,587
Liabilities of discontinued operations	6,279	6,642

Total current liabilities	881,533	928,474

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current liabilities	47,880	46,601
Deferred revenue	15,936	35,824
Non-current energy commodity liabilities	276,534	299,980
Utility energy commodity derivative liabilities	72,396	159,418
Deferred income taxes	484,541	517,428
Other deferred credits	20,395	18,720

Total non-current liabilities and deferred credits	917,682	1,077,971

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,851,043	2,030,778

COMMITMENTS AND CONTINGENCIES (Note 9)
TOTAL LIABILITIES AND CAPITALIZATION	$3,650,258	$4,037,223

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2002	2001

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A — 6.25% to 7.90% due 2003 through 2023	$104,500	$104,500
Series B — 6.50% to 7.89% due 2005 through 2010	59,000	59,000

Total secured medium-term notes	163,500	163,500
First Mortgage Bonds — 7.75% due 2007	150,000	150,000

Total first mortgage bonds	313,500	313,500

Unsecured Pollution Control Bonds:
Colstrip 1999A, due 2032	66,700	66,700
Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Notes:
Unsecured Medium-Term Notes:
Series A — 7.94% due 2007	3,000	13,000
Series B — 7.42% to 8.23% due 2004 through 2023	74,000	79,000
Series C — 5.99% to 8.02% due 2007 through 2028	99,000	109,000
Series D — 9.125% due 2003	52,950	175,000

Total unsecured medium-term notes	228,950	376,000
Unsecured 9.75% Senior Notes due 2008	356,220	400,000

Total unsecured notes	585,170	776,000

Other long-term debt	508	962

Unamortized debt discount	(2,346)	(2,547)

Total long-term debt	984,632	1,175,715

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK — CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:

$6.95 Series K; 350,000 shares outstanding ($100 stated value)	35,000	35,000

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 47,830,058 and 47,632,678 shares outstanding	620,617	617,737
Note receivable from employee stock ownership plan	(4,934)	(5,679)
Capital stock expense and other paid in capital	(11,928)	(11,924)
Accumulated other comprehensive loss	(1,227)	(99)
Retained earnings	128,883	120,028

Total common equity	731,411	720,063

TOTAL CAPITALIZATION	$1,851,043	$2,030,778

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2002	2001

CONTINUING OPERATING ACTIVITIES:
Net income	$21,445	$52,128
Loss (income) from discontinued operations	(742)	5,973
Cumulative effect of accounting change	4,148	—
Non-cash items included in net income:
Depreciation and amortization	36,102	35,980
Provision for deferred income taxes	(25,477)	55,593
Power and natural gas cost amortizations (deferrals) including interest, net	81,737	(141,075)
Energy commodity assets and liabilities	34,796	(16,440)
Other-net	(11,153)	6,640
Changes in working capital components:
Sale of customer accounts receivable-net	(18,000)	(4,000)
Receivables and prepaid expense	113,902	459,688
Materials and supplies, fuel stock and natural gas stored	1,478	2,280
Accounts payable and other accrued liabilities	(22,232)	(418,150)
Other	(22,976)	(12,773)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	193,028	25,844

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(32,928)	(55,365)
Other capital expenditures	(4,750)	(96,782)
Changes in other non-current balance sheet items-net	5,575	(1,065)
Assets acquired and investments in subsidiaries	(274)	(349)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(32,377)	(153,561)

CONTINUING FINANCING ACTIVITIES:
Decrease in short-term borrowings	(600)	(163,160)
Proceeds from issuance of long-term debt	—	400,000
Redemption and maturity of long-term debt	(180,010)	(24,976)
Issuance of common stock	3,702	5,423
Cash dividends paid	(12,770)	(12,586)
Other-net	201	(3,249)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(189,477)	201,452

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(28,826)	73,735
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	80	(21,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,746)	52,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,221	197,238

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,475	$249,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$47,494	$37,793
Income taxes	(25,951)	(21,975)
Non-cash financing and investing activities:
Intangibles acquired through issuance of subsidiary stock	—	1,286
Property purchased under capitalized leases	—	469
Unrealized investment gains (losses)	(1,436)	3,405

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS

Avista Corporation

For the Three Months Ended June 30
Dollars in thousands

	2002	2001

OPERATING REVENUES:
Avista Utilities	$190,973	$317,066
Energy Trading and Marketing	574,258	1,263,484
Information and Technology	4,030	3,142
Other	3,452	3,534
Intersegment eliminations	(21,301)	(40,733)

Total operating revenues	$751,412	$1,546,493

RESOURCE COSTS:
Avista Utilities:
Power purchased	$12,159	$215,115
Natural gas purchased	32,081	33,211
Fuel for generation	3,252	26,159
Power and natural gas cost amortizations (deferrals), net	13,096	(67,871)
Other	17,666	4,486
Energy Trading and Marketing:
Cost of sales	554,351	1,216,091
Intersegment eliminations	(21,301)	(40,733)

Total resource costs (Avista Utilities and Energy Trading and Marketing)	$611,304	$1,386,458

GROSS MARGINS (Avista Utilities and Energy Trading and Marketing):
Avista Utilities	$112,719	$105,966
Energy Trading and Marketing	19,907	47,393

Total gross margins (Avista Utilities and Energy Trading and Marketing)	$132,626	$153,359

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$23,283	$27,530
Energy Trading and Marketing	—	195
Information and Technology	2,603	3,367
Other	3,537	3,793

Total operations and maintenance expenses	$29,423	$34,885

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$16,108	$14,495
Energy Trading and Marketing	6,905	10,832
Information and Technology	6,041	6,544
Other	8,028	2,922

Total administrative and general expenses	$37,082	$34,793

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$16,250	$15,405
Energy Trading and Marketing	309	474
Information and Technology	1,127	1,285
Other	432	843

Total depreciation and amortization expenses	$18,118	$18,007

	2002	2001

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$41,194	$34,517
Energy Trading and Marketing	12,306	34,762
Information and Technology	(6,060)	(8,695)
Other	(8,564)	(4,034)

Total income from operations	$38,876	$56,550

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$12,004	$10,129
Energy Trading and Marketing	8,506	23,605
Information and Technology	(4,315)	(5,727)
Other	(6,864)	(2,027)

Total income from continuing operations	$9,331	$25,980

ASSETS (2001 amounts as of December 31):
Avista Utilities	$2,180,948	$2,396,317
Energy Trading and Marketing	1,346,777	1,506,185
Information and Technology	31,518	26,891
Other	69,400	86,514
Discontinued Operations	21,615	21,316

Total assets	$3,650,258	$4,037,223

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$14,454	$36,187
Energy Trading and Marketing	2,266	52,868
Information and Technology	13	880
Other	63	—

Total capital expenditures	$16,796	$89,935

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS

Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2002	2001

OPERATING REVENUES:
Avista Utilities	$476,631	$732,693
Energy Trading and Marketing	1,067,639	2,992,385
Information and Technology	7,979	6,117
Other	6,379	9,225
Intersegment eliminations	(57,195)	(169,045)

Total operating revenues	$1,501,433	$3,571,375

RESOURCE COSTS:
Avista Utilities:
Power purchased	$41,941	$458,548
Natural gas purchased	102,723	150,094
Fuel for generation	8,931	52,074
Power and natural gas cost amortizations (deferrals), net	63,385	(134,506)
Other	27,220	(5,953)
Energy Trading and Marketing:
Cost of sales	1,033,287	2,895,428
Intersegment eliminations	(57,195)	(169,045)

Total resource costs (Avista Utilities and Energy Trading and Marketing)	$1,220,292	$3,246,640

GROSS MARGINS (Avista Utilities and Energy Trading and Marketing):
Avista Utilities	$232,431	$212,436
Energy Trading and Marketing	34,352	96,957

Total gross margins (Avista Utilities and Energy Trading and Marketing)	$266,783	$309,393

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$47,873	$50,454
Energy Trading and Marketing	—	205
Information and Technology	5,694	5,933
Other	6,960	8,211

Total operations and maintenance expenses	$60,527	$64,803

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$30,550	$29,023
Energy Trading and Marketing	11,201	22,686
Information and Technology	10,730	12,283
Other	9,819	4,388

Total administrative and general expenses	$62,300	$68,380

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$32,477	$30,632
Energy Trading and Marketing	695	947
Information and Technology	2,114	2,703
Other	816	1,698

Total depreciation and amortization expenses	$36,102	$35,980

	2002	2001

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$86,390	$72,172
Energy Trading and Marketing	21,430	70,845
Information and Technology	(11,181)	(15,902)
Other	(11,256)	(5,119)

Total income from operations	$85,383	$121,996

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$25,249	$23,201
Energy Trading and Marketing	16,686	48,344
Information and Technology	(7,063)	(10,713)
Other	(10,021)	(2,731)

Total income from continuing operations	$24,851	$58,101

ASSETS (2001 amounts as of December 31):
Avista Utilities	$2,180,948	$2,396,317
Energy Trading and Marketing	1,346,777	1,506,185
Information and Technology	31,518	26,891
Other	69,400	86,514
Discontinued Operations	21,615	21,316

Total assets	$3,650,258	$4,037,223

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$32,928	$55,365
Energy Trading and Marketing	4,381	93,298
Information and Technology	299	3,344
Other	70	379

Total capital expenditures	$37,678	$152,386

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2002 and 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2001 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
 Avista Corp. is an energy company involved in the generation, transmission and distribution of energy as well as other energy-related businesses. The utility portion of the Company, doing business as Avista Utilities, an operating division of Avista Corp. and not a separate entity, provides electric and natural gas service to customers in four western states and is subject to state and federal regulation. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the other non-utility lines of business.

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

Operating Revenues
 Operating revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Avista Energy follows the mark-to-market method of accounting for energy contracts entered into for trading and price risk

AVISTA CORPORATION

management purposes in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Avista Energy recognizes revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to physical and financial contracts that have settled. See Note 2 for a discussion of a change in the accounting for realized gains and losses commencing in the third quarter of 2002.

Intersegment Eliminations
 Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for energy commodities and services.

Other Income-Net
 Other income-net consisted of the following (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Interest income	$1,898	$8,276	$4,111	$12,834
Interest on power and natural gas deferrals	2,407	2,850	5,443	4,471
Net gain (loss) on subsidiary transactions	(601)	1,291	1,702	3,443
Minority interest	90	544	241	846
Other-net	(290)	(1,498)	(783)	(2,912)

Total	$3,504	$11,463	$10,714	$18,682

Regulatory Accounting
 The Company prepares its consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company prepares its financial statements in accordance with SFAS No. 71 because (i) the Company’s rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the Company’s cost of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover the Company’s costs. SFAS No. 71 requires the Company to reflect the impact of regulatory decisions in its financial statements. SFAS No. 71 requires that certain costs and/or obligations (such as incurred power and natural gas costs not currently recovered through rates, but expected to be recovered in the future) are reflected as deferred charges on the balance sheet. These costs and/or obligations are not reflected in the statement of income until the period during which matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 with respect to all or a portion of the Company’s regulated operations, the Company could be required to write off its regulatory assets. The Company could also be precluded from the future deferral of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.

The Company’s primary regulatory assets include power and natural gas deferrals, investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset offsetting energy commodity derivative liabilities (see Note 4 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30,	December 31,
	2002	2001

Regulatory asset offsetting energy commodity derivative liabilities	$53,258	$157,529
Regulatory asset for postretirement benefit obligation	4,964	5,200
Demand side management and conservation programs	26,730	28,813
Other	615	1,218

Total	$85,567	$192,760

Deferred credits include regulatory liabilities created when the Centralia Power Plant was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as Non-Current Liabilities and Deferred Credits - Other deferred credits.

AVISTA CORPORATION

Natural Gas Benchmark Mechanism
 Avista Utilities received regulatory approval of its Natural Gas Benchmark Mechanism in 1999 from the Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utilities Commission (OPUC). The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated gas procurement operations under Avista Energy, the Company’s non-regulated affiliate. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities continues to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

The Natural Gas Benchmark Mechanism is a performance-based mechanism, providing certain guaranteed benefits to retail customers. The mechanism also provides the Company with the opportunity to improve earnings by allowing Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. In the first quarter of 2002, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2003 and the IPUC and OPUC approved the continuation through March 31, 2005.

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

Power Cost Deferrals
 Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The specific power costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Total deferred power costs were $116.3 million for Washington customers as of June 30, 2002, a decrease from $140.2 million as of December 31, 2001.

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates currently in effect. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) have been restructured. The general increase to base retail rates is 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue through 2007.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaces a series of temporary deferral mechanisms that have been in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates over time to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. As the ERM was implemented on July 1, 2002, the Company’s expense or benefit is limited to $4.5 million for 2002. Under the ERM, 90 percent of annual power supply costs exceeding the initial $9 million ($4.5 million for 2002) will be deferred for future rebate or surcharge to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2001, the IPUC issued an order approving a 14.7 percent PCA surcharge for Idaho electric customers and granted an extension of a 4.7 percent PCA surcharge implemented earlier in 2001 that was to expire January 31, 2002. Both PCA surcharges will remain in effect until October 2002. In August 2002, Avista Utilities filed a status report with the

AVISTA CORPORATION

IPUC to request a continuation of the PCA surcharge. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $46.7 million as of June 30, 2002, a decrease from $73.1 million as of December 31, 2001.

Natural Gas Cost Deferrals
 Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically with appropriate regulatory approval to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $21.3 million as of June 30, 2002, a decrease from $52.7 million as of December 31, 2001.

Reclassifications
 Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or common equity.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which applies to acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount, is performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company adopted this statement on January 1, 2002. In April 2002, the Company completed its transitional test of goodwill. Accordingly, the Company determined that goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, included in the Other business segment was impaired. This was due to a change in forecasted earnings based on the decline in the performance of the business. The fair value of the reporting unit was determined using the present value of projected future cash flows. The Company has recorded an impairment of $4.1 million, net of taxes, as a cumulative effect of accounting change in the Consolidated Statement of Income.

Goodwill amortization was $0.5 million, net of taxes, for the three months ended June 30, 2001. Net income and basic and diluted earnings per common share would have been $23.2 million and $0.48, respectively, excluding goodwill amortization for the three months ended June 30, 2001. Goodwill amortization was $1.0 million, net of taxes, for the six months ended June 30, 2001. Net income and basic and diluted earnings per common share would have been $53.1 million and $1.10, respectively, excluding goodwill amortization for the six months ended June 30, 2001.

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

In June 2002, the EITF reached a partial consensus on Issue 02-3 regarding the accounting for contracts involved in energy trading and risk management activities. The partial consensus will require that all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) accounted for under EITF Issue No. 98-10 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” be presented on a net basis in the income statement beginning in the first interim or annual period ending after July 15, 2002. Reclassification of all historical comparable periods will be required. The Company currently presents unrealized

AVISTA CORPORATION

gains and losses on energy trading contracts on a net basis. However, realized contracts are presented on a gross basis for both revenue and resource costs. The implementation of this EITF Issue, beginning in the third quarter of 2002, will result in reduced operating revenues and resource costs with no impact on the Company’s net income or financial condition. The partial consensus also requires certain energy trading disclosures in the footnotes to the financial statements beginning in annual periods ending after July 15, 2002. The disclosures will be similar to disclosures currently presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 3. DISCONTINUED OPERATIONS

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In August 2002, the Company has entered into an agreement to dispose of substantially all of the remaining assets of Avista Communications. The divestiture is expected to be completed by the end of 2002.

Revenues for Avista Communications were $1.1 million and $3.1 million for the three months ended June 30, 2002 and 2001, respectively. Revenues for Avista Communications were $3.1 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Total assets of $21.6 million as of June 30, 2002 were comprised of $16.6 million of deferred tax assets, $3.3 million of fixed assets and $1.7 million of current assets including accounts receivable, cash, inventory and prepaid expenses.

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

Avista Utilities buys and sells energy under forward contracts that are considered derivatives. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of capacity and energy. These contracts are entered into to manage Avista Utilities’ loads and resources as discussed in Note 5. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. As a result, unrealized gains or losses for Avista Utilities are not recognized in the Consolidated Statements of Income and Comprehensive Income. Avista Energy accounts for derivative commodity instruments using the mark-to-market method of accounting. See Note 5 for further details.

Avista Utilities records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. Avista Utilities believes the majority of its long-term purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under SFAS No. 133 and are not required to be recorded as derivative commodity assets and liabilities. Avista Utilities does not record derivative commodity assets and liabilities for short-term contracts subject to booking out, as it has concluded that these contracts qualify for the normal purchases and sales exception. As of June 30, 2002, the utility derivative commodity asset balance was $19.1 million, the derivative commodity liability balance was $72.4 million and the offsetting net regulatory asset was $53.3 million. The derivative commodity asset balance is included in Deferred Charges — Utility energy commodity derivative assets, the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits — Utility energy commodity derivative liabilities, and the offsetting net regulatory asset is included in Deferred Charges — Other regulatory assets on the Consolidated Balance Sheet.

Interpretations that may be issued by the Derivatives Implementation Group, a task force created to assist the FASB in answering questions that companies have in implementing SFAS No. 133, may change the conclusions that the

AVISTA CORPORATION

Company has reached regarding accounting for energy contracts. As a result, the accounting treatment and financial statement impact could change in future periods.

NOTE 5. ENERGY COMMODITY TRADING

The Company’s energy-related businesses are exposed to risks relating to, but not limited to, changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have policies and procedures to manage both quantitative and qualitative risks inherent in these activities. The Company has a comprehensive Risk Management Committee, separate from the units that create such risk exposure and that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures.

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

Avista Utilities manages the impact of fluctuations in electric energy prices by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations and manage the exposure to market risk. Avista Energy is responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may trade to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of resources. The market values of natural gas derivative commodity instruments held by Avista Utilities as of June 30, 2002 and December 31, 2001, were a $51.7 million net liability and a $133.2 million net liability, respectively. The significant liability position as of December 31, 2001 was a result of forward commitments to purchase natural gas entered into during 2000 and the first part of 2001 at prices in excess of the market price for natural gas as of December 31, 2001. The decrease from December 31, 2001 to June 30, 2002 reflects the settlement of contracts during the period as well as an increase in the forward price of natural gas. Realized losses are reflected as adjustments to deferred natural gas costs or the ERM.

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

Avista Energy measures the risk in its power and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, monitoring its risk in comparison to established thresholds. VAR measures the expected portfolio loss under

AVISTA CORPORATION

hypothetical adverse price movements, over a given time interval within a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

Derivative commodity instruments sold and purchased by Avista Energy include: forward contracts, which involve physical delivery of an energy commodity; futures contracts, which involve the buying or selling of natural gas or electricity at a fixed price; over-the-counter swap agreements, which require Avista Energy to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity; and options, which mitigate price risk by providing for the right, but not the requirement, to buy or sell energy-related commodities at a fixed price. Foreign currency risks are primarily related to Canadian exchange rates and are managed using standard instruments available in the foreign currency markets.

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

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of June 30, 2002 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Natural gas	113,559	108,247	8	876,502	904,575	3
Electric	90,841	88,005	15	320	21	3

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2002, and the average estimated fair value of those instruments held during the six months ended June 30, 2002, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of June 30, 2002				six months ended June 30, 2002

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$231,010	$54,673	$204,261	$42,413	$161,601	$63,664	$139,633	$42,506
Electric	232,450	276,520	162,833	234,121	257,698	293,571	179,196	245,574

Total	$463,460	$331,193	$367,094	$276,534	$419,299	$357,235	$318,829	$288,080

AVISTA CORPORATION

The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of June 30, 2002 was approximately 5 months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2002 was approximately 6 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk for the six months ended June 30, 2002 was an unrealized loss of $35.7 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the six months ended June 30, 2001 was an unrealized gain of $2.9 million.

NOTE 6. FINANCINGS

Accounts Receivable Sale
 In 1997, Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of June 30, 2002 and December 31, 2001, $57.0 million and $75.0 million, respectively, in accounts receivables were sold.

Short-term Borrowings — Avista Corp. Committed Line of Credit
 On May 21, 2002, the Company entered into a committed line of credit with various banks in the total amount of $225.0 million. The committed line of credit expires on May 20, 2003 and replaces the $220.0 million committed line of credit that expired on May 29, 2002. As of June 30, 2002, the Company had borrowed $55.0 million under this committed line of credit. Under this committed line of credit, the Company may have up to $50.0 million in letters of credit outstanding. As of June 30, 2002, there were $15.1 million of letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of June 30, 2002, the ratio was in compliance with this covenant at 55.3 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the three-fiscal quarter period ending June 30, 2002 to be greater than 1.6 to 1. As of June 30, 2002, the ratio was in compliance with this covenant at 2.06 to 1.

Avista Energy Credit Agreement
 On June 28, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, renewed their credit agreement with a group of banks in the aggregate amount of $110.0 million, expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. No cash advances were outstanding as of June 30, 2002. Letters of credit in the aggregate amount of $30.4 million were outstanding as of June 30, 2002.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2002. Covenants in Avista Energy’s credit agreement also restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the six months ended June 30, 2002, Avista Energy paid $81.1 million in dividends to Avista Capital. Avista Capital used the cash proceeds to pay cash dividends and repay debt to Avista Corp.

AVISTA CORPORATION

Avista Corp. Interest Rate Swap Agreement
 In order to lower interest payments during a period of declining interest rates, Avista Corp. has entered into an interest rate swap agreement effective July 17, 2002 and terminating on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. This interest rate swap agreement has been designated as a fair value hedge, which hedges the variability of the fair value of the long-term debt attributable to interest rate risk. This interest rate swap meets the conditions of a highly effective fair value hedge in accordance with SFAS No. 133. As such, this hedge will be accounted for by recording the fair value of the interest rate swap on the balance sheet as either an asset or liability with a corresponding offset recorded to mark the Unsecured Senior Notes to fair value.

Subsidiary Interest Rate Swap Agreement
 Rathdrum Power, LLC (Rathdrum), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho. As of June 30, 2002, Rathdrum had $119.4 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. Rathdrum has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. Rathdrum agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. As Avista Power’s 49 percent ownership interest in Rathdrum is accounted for under the equity method of accounting, the effect on the financial statements for the three and six months ended June 30, 2002 is a $0.3 million unrealized loss recorded as other comprehensive loss and a corresponding decrease in non-utility property and investments in the Consolidated Balance Sheet.

NOTE 7. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Income from continuing operations	$9,331	$25,980	$24,851	$58,101
Income (loss) from discontinued operations	1,014	(3,255)	742	(5,973)

Net income before cumulative effect of accounting change	10,345	22,725	25,593	52,128
Cumulative effect of accounting change	—	—	(4,148)	—

Net income	10,345	22,725	21,445	52,128
Deduct: Preferred stock dividend requirements	608	608	1,216	1,216

Income available for common stock	$9,737	$22,117	$20,229	$50,912

Denominator:
Weighted-average number of common shares outstanding-basic	47,774	47,372	47,723	47,305
Effect of dilutive securities:
Restricted stock	2	6	3	6
Stock options	81	114	83	41

Weighted-average number of common shares outstanding-diluted	47,857	47,492	47,809	47,352

Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.18	$0.54	$0.49	$1.21
Earnings (loss) per common share from discontinued operations	0.02	(0.07)	0.02	(0.13)

Earnings per common share before cumulative effect of accounting change	0.20	0.47	0.51	1.08
Loss per common share from cumulative effect of accounting change	—	—	(0.09)	—

Total earnings per common share, basic and diluted	$0.20	$0.47	$0.42	$1.08

AVISTA CORPORATION

NOTE 8. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Additional financial information for each of these separate companies is provided as follows for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Avista Advantage
Operating revenues	$3,964	$2,994	$7,763	$5,865
Loss from operations (pre-tax)	$(1,894)	$(4,492)	$(4,308)	$(8,606)
Net loss	$(1,354)	$(2,988)	$(2,646)	$(5,855)
Avista Labs
Operating revenues	$66	$148	$216	$252
Loss from operations (pre-tax)	$(4,166)	$(4,203)	$(6,873)	$(7,296)
Net loss	$(2,961)	$(2,739)	$(4,417)	$(4,858)

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

Federal Energy Regulatory Commission (FERC) Inquiry

In February 2002, the FERC issued an order commencing a fact-finding investigation of potential manipulation of electric and natural gas prices in the California energy markets by multiple companies. On May 8, 2002, the FERC requested data and information with respect to certain trading strategies that companies may have engaged in. Specifically, the requests inquired as to whether or not the Company engaged in certain trading strategies that were the same or similar to those used by Enron Corporation (Enron) and its affiliates. These requests were made to all sellers of wholesale electricity and/or ancillary services in the Western Interconnection during 2000 and 2001, including Avista Corp. and Avista Energy. On May 22, 2002, Avista Corp. and Avista Energy filed their responses to this request indicating that they had engaged in sound business practices in accordance with established market rules.

On June 4, 2002, the FERC issued an additional order to Avista Corp. and three other companies requiring these companies to show cause within ten days as to why their authority to charge market-based rates should not be revoked. In this order, the FERC alleged that Avista Corp. failed to respond fully and accurately to the data request made on May 8, 2002. On June 14, 2002, Avista Corp. provided additional information in response to the June 4, 2002 FERC order to establish that its initial response was appropriate and adequate, and reiterated that it had not engaged in the trading strategies that were the subject of the May 8, 2002 FERC request. The FERC has not issued any further orders with respect to this matter or provided any further correspondence to Avista Corp. The Company does not have any outstanding requests from the FERC for information with respect to this matter. The FERC is expected to issue an interim report to the United States Congress in August 2002 with respect to their investigation and Avista Utilities, among other companies, may be mentioned in the report.

U.S. Commodity Futures Trading Commission (CFTC) Subpoena

On June 17, 2002, the CFTC issued a subpoena to Avista Corp. requesting, among other things, documents and records related to natural gas and electricity trading involving “round-trip” trading practices, also known as “wash” trading or “sell/buyback” trading, that may have occurred since January 2000. In a previous response to the FERC, Avista Corp. indicated that it did not and does not engage in “wash” or “round-trip” trading. For further information see “Federal Energy Regulatory Commission (FERC) Inquiry” above. The CFTC subpoena applies to both Avista Corp. and Avista Energy. The Company is cooperating with the CFTC and is providing the information requested by the CFTC.

AVISTA CORPORATION

Derivative Securities Litigation

On June 13, 2002, Gail West, derivatively on behalf of nominal defendant Avista Corp., filed a lawsuit in the Superior Court of Washington, Spokane County, against certain past and present members of the board of directors of Avista Corp., as defendants, and Avista Corp., as nominal defendant. The complaint alleges that the Company’s board of directors breached their fiduciary duties by causing the Company to engage in improper energy trading transactions and then attempting to cover them up when questioned by the FERC. The complaint alleges damages associated with the FERC investigation, potential loss of the electricity trading license of Avista Utilities, and a loss of market credibility. Avista Corp. believes the lawsuit is without merit and intends to ask the court to dismiss the complaint. For further information see “Federal Energy Regulatory Commission (FERC) Inquiry” above.

California Energy Markets

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The cross-complaints are for indemnification for any liability which may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law. Avista Energy has filed motions to dismiss the cross-complaints.

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order.

In April 2002, the California AG provided notice of intent to file a complaint against Avista Energy in the California State Court on behalf of the State of California. Complaints have been filed against approximately a dozen other companies; many of which have filed motions to dismiss based upon federal preemption and primary jurisdiction arguments. The threatened complaint alleges that Avista Energy failed to file rates and changes to rates charged for each sale of wholesale electricity in California markets with the FERC as required by Federal Power Act regulations and FERC orders. The threatened complaint asserts that each violation of law, regulation and order is an unlawful and unfair business practice under the California Business and Professions Code, subject to a penalty of $2,500 per violation. The threatened complaint further alleges that certain rates charged for wholesale electricity sold in California exceeded a just and reasonable rate. As such, the threatened complaint alleges that these rates violate the Federal Power Act and are also a violation under the California Business and Professions Code, subject to penalty. A significant portion of the transactions involved in this threatened complaint are also the subject of FERC proceedings to examine potential refunds and in most cases are transactions for which Avista Energy is still owed payment. As of the filing date of this report, the California AG has not filed the threatened complaint against Avista Energy.

For further information with respect to California energy markets see “Western Power Market Issues” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Enron Corporation

On December 2, 2001, Enron and certain of its affiliates filed for protection under chapter 11 of the United States Bankruptcy Code. The bankruptcy filing constituted an event of default under contracts between Avista Corp. and Avista Energy, respectively, and certain Enron affiliates, namely, Enron Power Marketing, Inc. (EPMI), Enron North America Company (ENA) and Enron Canada Corp. (ECC), that are guaranteed by Enron. As a result, Avista Corp. and Avista Energy terminated all but one of these contracts and suspended trading activities with most Enron affiliates. Short-term balance-of-the-month deals with EPMI are still being transacted through Avista Energy on a prepaid basis.

Both Avista Corp. and Avista Energy engage in physical and financial transactions for the purchase and sale of electric energy and capacity and natural gas. Both companies had done considerable business and had short-term and long-term contracts with Enron affiliates. Avista Corp. has one three-year purchase with remaining deliveries

AVISTA CORPORATION

scheduled from 2004 to 2006 with EPMI. Avista Energy’s long-term contracts with Enron affiliates were terminated entirely.

As of June 30, 2002, Avista Corp. and Avista Energy had net accounts receivable of $3.1 million and $14.1 million, respectively, from Enron affiliates. Avista Corp.’s and Avista Energy’s contracts with each Enron affiliate provide that, upon termination, the net settlement of accounts receivable and accounts payable with such entity will be netted against the net mark-to-market value of the terminated forward contracts with such entity. It is estimated that, for each of Avista Corp. and Avista Energy, netting the mark-to-market liability against the defaulted net accounts receivable will result in no significant loss due to non-collection from the Enron affiliates. The Company further estimates that the net mark-to-market liability to Enron affiliates with respect to the terminated forward contracts of Avista Corp. and Avista Energy, taken together, exceeds total net accounts receivable from these entities by less than $30 million. Any claims by the Enron entities for amounts that Avista Corp. and Avista Energy might owe with respect to the terminated forward contracts would be subject to any defenses and counterclaims which Avista Corp. and Avista Energy may have. Any residual obligation by Avista Corp. or Avista Energy for termination payments is not expected to have a material impact on the Company’s financial condition or results of operations.

The estimates of the mark-to-market values of terminated forward contracts are based on available broker quotes for the respective periods, and on assumptions as to future market prices and other information. While Avista Corp. and Avista Energy believe these assumptions are reasonable, they are subject to change and ultimately could be challenged by the Enron entities or their bankruptcy trustees. The mark-to-market value of terminated contracts has not been firmly established and could result in undercollection that is not expected to be material to the financial condition or results of operations of either Avista Corp. or Avista Energy.

National Energy Production Corporation (NEPCO), a wholly owned subsidiary of Enron, was the contractor responsible for the engineering, procurement and construction of the Coyote Springs 2 project (a 280 MW natural gas-fired power plant near Boardman, Oregon). Avista Corp. owns 50 percent of the Coyote Springs 2 project. NEPCO was not included in the initial bankruptcy filings made by Enron and its affiliates in December 2001 (NEPCO subsequently filed for bankruptcy on May 20, 2002). However, Enron guaranteed NEPCO’s obligations, and the bankruptcy filing by Enron was an event of default under the Coyote Springs 2 construction contract. As a result of this default and other defaults under the contract, NEPCO was removed as contractor for the project on April 15, 2002. Black and Veatch Corporation replaced NEPCO as contractor for the project.

Avista Corp. is party to a power exchange arrangement which expires in 2016. Under this power exchange arrangement, EPMI purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), a subsidiary of Avista Corp., formed in 1998 solely for the purpose of monetizing a long-term capacity contract between Portland General Electric (PGE) and Avista Corp. Spokane Energy sells the related capacity to PGE. Subsequently, PGE became a subsidiary of Enron that has not been included in the bankruptcy filing to date. This power exchange arrangement was originally established for the purpose of monetizing a $145 million long-term capacity contract between Avista Corp. and PGE. EPMI assisted in setting up the monetization structure and acts as an intermediary to abide by certain regulatory restrictions that currently prevent Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a monetization loan (balance of $128.5 million as of June 30, 2002) that matures in January 2015 with no recourse to Avista Corp. related to the loan. EPMI is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase. EPMI defaulted on two payments to Avista Corp. prior to filing for bankruptcy. As a result, in December 2001, Avista Corp. and EPMI entered an agreement that allows Avista Corp. to continue receiving the monthly payments from EPMI while Avista Corp. evaluates alternatives with respect to EPMI’s involvement in the transaction going forward. Since December 2001, Avista Corp. has received the monthly payments.

Securities and Exchange Commission Inquiry

In October 2000, the staff of the Securities and Exchange Commission requested certain information and documentation from the Company regarding Avista Utilities’ wholesale trading activities and its risk management policies and procedures with respect thereto. The Company complied with this request. During the three months ended March 31, 2002, the Company furnished additional information with respect to current risk management practices. On May 7, 2002, the staff advised the Company that it had concluded its informal inquiry and would not be recommending any action at this time.

AVISTA CORPORATION

Colorado River Commission of Nevada (CRCN) Complaint

On July 9, 2002, the CRCN filed a complaint in the United States District Court for the District of Nevada against Pioneer Companies, Inc. (Pioneer), and numerous other defendants, including Avista Energy. CRCN is an agency of the State of Nevada, authorized to hold and administer rights to electric power generated on the Colorado River and from other sources. CRCN claims they purchased power as a purported agent for Pioneer from numerous vendors, including Avista Energy. CRCN alleges that Pioneer has disavowed its contractual liability to pay for power due to be delivered for its benefit in the future, pursuant to transactions entered into for Pioneer’s benefit by CRCN. CRCN alleges that it has funds available of approximately $35 million, resulting from the sale of options and energy originally secured by CRCN for the benefit of Pioneer, but believes the potential collective claims of all electricity vendors may exceed $100 million. Accordingly, CRCN seeks to interplead into court the $35 million and asks the court to assess the competing claims of vendors to such funds. CRCN further requests that Pioneer be ordered to pay vendors amounts owed for transactions between CRCN (as Pioneer’s agent) and vendors, and that such contracts be specifically enforced. Finally, CRCN seeks to be indemnified against the future claims of vendors. The amount of Avista Energy’s potential liability is currently estimated to be less than $4 million.

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the period from 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20 percent of the energy futures trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its futures trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal was filed with the DOR and a hearing was held on September 25, 2001. Avista Energy has not received a determination related to this issue at this point. Avista Energy is prepared to seek relief in the Washington courts if a satisfactory determination is not received.

Sale of Certain Pentzer Corporation Subsidiaries

On February 26, 2001, IDX Corporation, formerly known as Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $7.8 million plus interest and attorney’s fees. The Court approved the parties’ joint motion to extend the discovery dates. Mediation commenced during June 2002 in conjunction with the Creative Solutions Group, Inc. case discussed below and has not been successful to date.

On August 9, 2002, an agreement in principle was reached to settle a lawsuit filed by Creative Solutions Group, Inc. (Creative Solutions) against Pentzer in April 2000. The agreement provides for a settlement in the amount of $9.25 million. In April 2000, Creative Solutions and Form House Holdings, Inc. filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. In November 2001, plaintiffs filed a motion to amend their complaint, which was granted. The amended pleading, among other things, removed Form House Holdings, Inc. as a plaintiff; however, plaintiff Creative Solutions continued to allege that Pentzer made misrepresentations and breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff alleged compensatory damages in the approximate amount of $31 million, plus exemplary damages, interest and attorney’s fees.

AVISTA CORPORATION

Montana Hydroelectric Security Act Initiative

In January 2002, the Montana Secretary of State certified that it had approved the form of a proposed initiative to create a public agency to own and operate all hydroelectric generating facilities located within the state of Montana. The initiative would allow for the new public agency to acquire through a negotiated purchase or an acquisition at fair market value through a condemnation proceeding all hydroelectric facilities larger than 5 MW that are in the “public interest” to own and operate for the benefit of the people of Montana. Funds for the payment of the purchase price would be obtained through the issuance of revenue bonds. The output from the hydroelectric facilities could be sold at wholesale or retail, with preferences for non-industrial customers and customers with demand of less than 1 average megawatt (aMW). The Company’s largest generation plant, the Noxon Rapids Hydroelectric Generating Station (Noxon Rapids) (550 MW), is located in Montana on the Clark Fork River. In February 2000, Avista Utilities received a new 45-year operating license from the FERC under the Federal Power Act that applies jointly to the Cabinet Gorge (located in Idaho) and Noxon Rapids projects.

The proposal is being presented as a ballot initiative, which allows for the enactment of law through public vote without legislative approval. The initiative was reviewed and approved by the following parties in the state of Montana: the Legislative Service Division, the Attorney General and the Secretary of State. The supporters of the initiative gathered the required signatures and the initiative is scheduled to be presented to the public in the November 2002 General Election. The initiative will require a majority vote to become law.

If this proposed initiative were passed into law and Noxon Rapids were to be acquired from the Company; it could have significant negative ramifications for the Company. As such, the Company is opposing this initiative and intends to legally defend itself against the acquisition of Noxon Rapids. In July 2002, the Company joined several other parties in filing a suit in Montana District Court claiming this initiative violates the Constitution of the state of Montana and should not be placed on the ballot in the November 2002 General Election. Arguments with respect to this suit are currently scheduled to be presented in the Montana District Court in September 2002.

The Company also believes that the initiative may be pre-empted by federal law because, among other things, the Company operates Noxon Rapids under a license issued by the FERC under the Federal Power Act.

If the current legal challenge is not successful, the Company is unable to predict whether or not the initiative will pass in the November 2002 election. Further, the Company is not able to predict whether any subsequent legal challenges would be successful.

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

An Agreed Order was signed by the DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing

AVISTA CORPORATION

agreement. The Company, BNSF and the DOE have signed the Consent Decree to implement the CAP. The third PLP has indicated they will not sign the Consent Decree. It is expected that work on the CAP will begin during the second half of 2002.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice that it has been designated as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least two other PLPs in this matter. During the first half of 2002, Avista and one other PLP met with the DOE to begin discussions and provided comments to the DOE on a draft Consent Decree and Scope of Work for a focused remedial investigation and feasibility study of the site. One other PLP has not been participating in negotiations. The actual cleanup of PCB sediments is not expected to occur until the EPA comes out with its final plan to remove heavy metals from the Spokane River resulting from mining contamination which occurred upstream in Idaho.

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

Avista Labs

Logan Industries, Inc. (Logan) assembles and tests fuel cells for Avista Labs. Logan has filed for bankruptcy under chapter 11 of the United States Bankruptcy Code, purportedly to resolve a dispute with its principal lender. On June 25, 2002, Logan moved to dismiss the bankruptcy case, asserting that it no longer required the protection of the bankruptcy code. Logan continues to operate under protection of the bankruptcy code, and indicates that it will be able to continue its operations following dismissal of the bankruptcy case. No objections have been filed to Logan’s motion to dismiss, and the time for objection has passed. No other substantial issues have been raised in the bankruptcy proceeding. Avista Labs is currently obtaining assembly and testing services from Logan and is also using an alternate supplier such that Logan is no longer its only manufacturer.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material adverse impact on the Company’s financial condition or results of operations.

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Avista Corporation (Avista Corp. or the Company) is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others:

•	changes in the utility regulatory environment in the individual states in which the Company operates and the western United States in general

•	the impact of regulatory and legislative decisions, including FERC price controls, and including possible retroactive price caps and resulting refunds

•	the availability and prices of purchased energy, volatility and illiquidity in wholesale energy markets

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs)

•	future streamflow conditions and the impact on the availability of hydroelectric resources

•	outages at any Company owned generating facilities

•	changes in future demand, either due to weather conditions or customer growth

•	failure to deliver on the part of any parties from which the Company purchases capacity or energy

•	changes in the creditworthiness of customers and energy trading counterparties

•	the Company’s ability to obtain financing through debt and/or equity issuances

•	the outcome of the proposed Montana Hydroelectric Security Act Initiative (See Note 9 of the Notes to Consolidated Financial Statements)

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

Avista Corp. Lines of Business

Avista Corp. is an energy company involved in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business — Avista Utilities, Energy Trading and Marketing, Information and Technology, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of June 30, 2002, the Company had common equity investments of $444.4 million and $287.0 million in Avista Utilities and Avista Capital, respectively.

AVISTA CORPORATION

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and a two-unit natural gas-fired combustion turbine (CT) generating facility. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. These facilities have a total net capability of approximately 1,480 megawatts, of which 65 percent is hydroelectric and 35 percent is thermal. By the end of 2002, Avista Utilities expects to have two small generating projects (total of 31 megawatts) and its ownership interest in the Coyote Springs 2 project (140 megawatts) in operation.

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

During a year having normal water conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. Average hydroelectric production for the year 2001 was 369 aMW (67 percent of normal), which was 181 aMW below normal and the lowest level in the 73 years in which records have been kept. Current forecasts indicate streamflow conditions will be 110 percent of normal and hydroelectric generation will be slightly above normal for 2002.

Developments in wholesale energy markets, compounded by the record low availability of hydroelectric resources in 2001, have had an adverse effect on Avista Corp.’s financial condition, results of operations, cash flows and liquidity. See “Avista Utilities — Regulatory Matters”, “Results of Operations” and “Liquidity and Capital Resources.”

The Energy Trading and Marketing line of business is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states. Avista Power was originally formed to develop and own generation assets. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation projects. Avista Power continues to manage the generation assets it currently owns.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs has developed a unique modular Proton Exchange Membrane (PEM) fuel cell that delivers reliable and clean distributed power solutions. In addition to its PEM fuel cell, Avista Labs seeks to commercialize selected components to complement its fuel cell in order to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen.

The Other line of business includes Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts), Pentzer Corporation (Pentzer) and several other minor subsidiaries. The Company continues to limit its future investment in this line of business.

Avista Communications, Inc. (Avista Communications), formerly part of the Information and Technology line of business, provided local dial tone, data transport, internet services, voice messaging and other telecommunications services to several communities in the western United States. In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications. As such, these operations are reported as a discontinued operation. Avista Corp. began its divestiture of this business during the fourth quarter of 2001, and the divestiture is expected to be completed by the end of 2002.

AVISTA CORPORATION

Avista Utilities — Regulatory Matters

Beginning in the second quarter of 2000, the price of power in the wholesale markets of the western United States increased considerably and became much more volatile. While prices and volatility decreased during the second half of 2001, the effects of contracts entered during the period of high wholesale prices continue to have an impact on Avista Corp.’s financial condition and results of operations. In the second half of 2000 and continuing through 2001, Avista Utilities was required to purchase above-normal amounts of power in the wholesale market to meet its retail demand. This was primarily due to the reduced availability of hydroelectric resources as a result of low streamflow conditions. The combination of high wholesale market prices and increased amounts required to be purchased increased power supply costs to amounts far in excess of the amounts recovered from retail customers under rates in effect at the time.

As authorized by the WUTC and the IPUC, Avista Utilities defers the recognition in the income statement of certain power supply costs that are in excess of the level currently recovered from retail customers. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The specific power costs deferred are a percentage of the difference between certain actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference is primarily related to changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices).

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates currently in effect. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) have been restructured. The general increase to base retail rates is 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue through 2007.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaces a series of temporary deferral mechanisms that have been in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates over time to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. As the ERM was implemented on July 1, 2002, the Company’s expense or benefit is limited to $4.5 million for 2002. Under the ERM, 90 percent of the power supply costs exceeding the initial $9 million ($4.5 million for 2002) will be deferred for future rebate or surcharge to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

In the December 2001 general rate case filing, Avista Corp. requested, and the WUTC approved, the implementation of a temporary accounting mechanism for the deferral of power costs incurred in excess of the amount recovered through rates effective January 1, 2002 until the conclusion of the general rate case. This temporary mechanism provided for the deferral of 90 percent of the difference between actual net power supply costs and the amount of power supply costs authorized in current rates. This temporary mechanism was replaced by the ERM effective July 1, 2002.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2001, the IPUC issued an order approving a 14.7 percent PCA surcharge for Idaho electric customers and granted an extension of a 4.7 percent PCA surcharge implemented earlier in 2001 that was to expire January 31, 2002. Both PCA surcharges will remain in effect until October 2002. In August 2002, Avista Utilities filed a status report with the IPUC to request a continuation of the PCA surcharge. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period.

As of June 30, 2002, total deferred power costs were $163.0 million, including $116.3 million in Washington and $46.7 million in Idaho. Based on current projections, total deferred power costs are expected to be approximately $144 million at the end of 2002.

AVISTA CORPORATION

The following table shows activity in deferred power costs for Washington and Idaho during 2001 and the six months ended June 30, 2002 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2000	$34,580	$2,693	$37,273
Activity from January 1 — December 31, 2001:
Power costs deferred	167,196	73,677	240,873
Mark-to-market loss	8,232	4,077	12,309
Interest and other net additions	16,027	5,643	21,670
Amortization of deferred credit	(53,794)	(6,927)	(60,721)
Recovery of deferred power costs	(10,223)	(6,076)	(16,299)
Write-off deferred power costs	(21,780)	—	(21,780)

Deferred power costs as of December 31, 2001	140,238	73,087	213,325
Activity from January 1 — June 30, 2002:
Power costs deferred	4,172	2,155	6,327
Mark-to-market gain	(5,991)	(2,967)	(8,958)
Interest and other net additions	3,467	1,112	4,579
Amortization of deferred credit	—	(13,856)	(13,856)
Recovery of deferred power costs	(25,598)	(12,821)	(38,419)

Deferred power costs as of June 30, 2002	$116,288	$46,710	$162,998

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

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of June 30, 2002, Avista Energy’s accounts receivable outstanding related to defaulting parties in California did not exceed its reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations.

In April 2001, the FERC issued a price mitigation order that affected the CalISO spot market. In June 2001, the FERC expanded its price mitigation plan for the California spot market to 24 hours a day, seven days a week and broadened the price caps to the eleven-state Western region. In July 2002, the FERC extended the price mitigation plan past October 1, 2002 and increased the price cap from $92/MWh to $250/MWh. Price caps and changes in the price of electricity do not currently have a significant impact on Avista Utilities because it currently has resources and long-term contracts sufficient to meet its loads.

In July 2001, the FERC issued an order to commence a fact-finding hearing to determine if refunds should be owed and if so, the amounts of such refunds, for sales during the period from October 2, 2000 to June 20, 2001 in the California spot market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. The FERC schedule for this proceeding has been postponed repeatedly and is currently scheduled for August 19, 2002. Avista Energy is participating in this proceeding pursuant to the FERC order and cannot predict its outcome at this time. If retroactive price caps or refunds were imposed, Avista Energy could assert offsetting claims.

AVISTA CORPORATION

The July 2001 FERC order also directed an evidentiary proceeding to explore wholesale power market issues in the Pacific Northwest to determine whether there were excessive charges for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. Based on their application of selected retroactive pricing methods, certain parties asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities. Avista Energy and Avista Utilities joined with numerous other wholesale market participants to vigorously oppose proposals for retroactive price caps and refund claims. In September 2001, the FERC’s administrative law judge for this proceeding issued a recommendation that the FERC should not order refunds for the Pacific Northwest for the period in question and that the FERC should take no further action on these matters. The FERC has not yet issued a decision in the Pacific Northwest refund proceeding. If retroactive price caps or refunds were imposed, Avista Utilities and Avista Energy could assert offsetting claims.

See further information under “Federal Energy Regulatory Commission (FERC) Inquiry”, “U.S. Commodity Futures Trading Commission (CFTC) Subpoena” and “California Energy Markets” in Note 9 of the Notes to Consolidated Financial Statements.

Avista Corp. is participating with nine other utilities in the Pacific Northwest in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to a FERC order requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a description of efforts to participate in a RTO, and any existing obstacles to RTO participation. RTO West filed its Stage 2 proposal with the FERC in March 2002 and currently expects to receive a response from the FERC in September 2002. Avista Corp. and two other Western utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of five states and own or lease the high voltage transmission facilities of the participating utilities. TransConnect filed its proposal with FERC in November 2001. The final proposals must both be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect or RTO West will ultimately depend on the conditions related to the formation of the entities, as well as the economics and conditions imposed in the regulatory approval process. If TransConnect were formed, it could result in Avista Utilities divesting its electric transmission assets. The formation of RTO West or TransConnect could have an impact on the Company’s transmission costs. However, the Company believes that any changes to transmission costs would be reflected as an adjustment to retail rates.

On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new rules would establish a generation adequacy requirement for “load-serving entities” and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including Avista Utilities, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. The NOPR is open for a 75-day comment period with final rules expected to be issued by the end of 2002. Once the final rules are issued, a phased compliance schedule will begin with final implementation expected to take effect no later than September 30, 2004. The Company is currently in the process of determining the impact the proposed rules would have on its operations.

Results of Operations

Overall Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Income from continuing operations was $9.3 million for the three months ended June 30, 2002 compared to income from continuing operations of $26.0 million for the three months ended June 30, 2001. The decrease is primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $8.5 million for the three months ended June 30, 2002 compared to $23.6 million for the three months ended June 30, 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s gross margin, both realized and unrealized. During the second half of 2001 and the first half of 2002, volatility in wholesale energy markets in the western United States decreased relative to the first half of 2001, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $12.0 million for the three months ended June 30, 2002, compared to net income of $10.1 million for the three months ended June 30, 2001.

AVISTA CORPORATION

The Information and Technology line of business incurred a net loss of $4.3 million for the three months ended June 30, 2002 compared to a net loss of $5.7 million for three months ended June 30, 2001.

The Other line of business incurred a net loss of $6.9 million for three months ended June 30, 2002 compared to a net loss of $2.0 million for the three months ended June 30, 2001. The increase in the net loss is primarily due to litigation costs.

The discontinued operations of Avista Communications recorded net income of $1.0 million for three months ended June 30, 2002 compared to a net loss of $3.3 million for the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 is primarily due to the favorable settlement of a lawsuit during the period.

Total revenues decreased $795.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Avista Utilities’ revenues decreased $126.1 million, or 40 percent, primarily due to decreased wholesale electric sales, partially offset by increased electric retail revenues. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales contracts that expired in July 2001. The increase in retail revenues is primarily a result of higher rates approved by state regulatory agencies to recover deferred power costs. Revenues from Energy Trading and Marketing decreased $689.2 million, or 55 percent, primarily due to decreased energy commodity prices and reduced market volatility partially offset by an increase in energy trading volumes. Revenues from the Information and Technology companies increased 28 percent to $4.0 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business were $3.5 million in each of the three-month periods ended June 30, 2002 and 2001. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. Intersegment eliminations decreased $19.4 million due to a decrease in prices for natural gas to serve Avista Utilities’ retail customers and to fuel natural gas-fired turbines to generate electricity.

Total resource costs decreased $775.2 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Avista Utilities’ resource costs decreased $132.8 million, or 63 percent, primarily due to reduced power purchase expenses and decreased fuel for generation expenses. Power purchase expenses and fuel for generation decreased due to lower wholesale market prices, increased hydroelectric generation, reduced wholesale obligations and decreased thermal generation. Decreases in power and fuel for generation were partially offset by $13.1 million of net amortization of deferred power and natural gas costs for the three months ended June 30, 2002, compared to net deferrals of $67.9 million for the three months ended June 30, 2001. Energy Trading and Marketing’s resource costs decreased $661.7 million, or 54 percent, primarily due to decreased energy commodity prices and reduced market volatility partially offset by increased energy trading volumes.

Operations and maintenance expenses decreased $5.5 million primarily due to reduced expenses for Avista Utilities. The decrease is primarily due to management initiatives designed to reduce operating expenses to improve liquidity and operating cash flows.

Administrative and general expenses increased $2.3 million primarily due to increased litigation costs for the Other business segment partially offset by decreased expenses for Energy Trading and Marketing. The decrease for Energy Trading and Marketing was primarily a result of reduced incentive compensation expenses as a result of decreased earnings as well as reduced professional fees.

Interest expense decreased $1.3 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, primarily due to reduced levels of outstanding debt during the period.

Other income-net decreased $8.0 million primarily due to reduced interest income.

Income taxes decreased $8.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, primarily due to decreased earnings before income taxes. The effective tax rate was 47.3 percent for the three months ended June 30, 2002 compared to 38.8 percent for the three months ended June 30, 2001. The increase in the effective tax rate is primarily due to decreased earnings and the increased effect of permanent tax differences, such as accelerated tax depreciation.

Diluted earnings per share from continuing operations were $0.18 for the three months ended June 30, 2002 compared to earnings from continuing operations of $0.54 per diluted share for the three months ended June 30, 2001. Avista Utilities contributed $0.24 per diluted share for the three months ended June 30, 2002 compared to $0.20 per diluted share for the three months ended June 30, 2001. Energy Trading and Marketing contributed $0.18 per diluted share for the three months ended June 30, 2002 compared to $0.50 per diluted share for three months ended June 30, 2001. The Information and Technology operations recorded a net loss of $0.09 per diluted share for

AVISTA CORPORATION

the three months ended June 30, 2002 compared to a net loss of $0.12 per diluted share for the three months ended June 30, 2001. The Other line of business recorded a net loss of $0.15 per diluted share for the three months ended June 30, 2002 compared to a net loss of $0.04 per diluted share for the three months ended June 30, 2001. The discontinued operations of Avista Communications recorded net income of $0.02 per diluted share for the three months ended June 30, 2002 compared to a net loss of $0.07 per diluted share for the three months ended June 30, 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Income from continuing operations was $24.9 million for the six months ended June 30, 2002 compared to income from continuing operations of $58.1 million for the six months ended June 30, 2001. The decrease is primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $16.7 million for the six months ended June 30, 2002 compared to $48.3 million for the six months ended June 30, 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s gross margin, both realized and unrealized. During the second half of 2001 and the first half of 2002, volatility in wholesale energy markets in the western United States decreased relative to the first half of 2001, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $25.2 million for the six months ended June 30, 2002, compared to net income of $23.2 million for the six months ended June 30, 2001.

The Information and Technology line of business incurred a net loss of $7.1 million for the six months ended June 30, 2002 compared to a net loss of $10.7 million for six months ended June 30, 2001.

The Other line of business incurred a net loss of $10.0 million for the six months ended June 30, 2002 compared to a net loss of $2.7 million for the six months ended June 30, 2001. The increase in the net loss is primarily due to litigation costs.

The discontinued operations of Avista Communications recorded net income of $0.7 million for the six months ended June 30, 2002 compared to a net loss of $6.0 million for the six months ended June 30, 2001. Consistent with the quarter, net income for the six months ended June 30, 2002 is primarily due to the favorable settlement of a lawsuit during the period.

Total revenues decreased $2,069.9 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Avista Utilities’ revenues decreased $256.1 million, or 35 percent, primarily due to decreased wholesale electric sales, partially offset by increased retail revenues from both electric and natural gas sales. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales contracts that expired in July 2001. The increase in retail revenues is primarily a result of higher rates approved by state regulatory agencies to recover deferred power and natural gas costs. Revenues from Energy Trading and Marketing decreased $1,924.7 million, or 64 percent, primarily due to decreased energy commodity prices as well as reduced market volatility. Revenues from the Information and Technology companies increased 30 percent to $8.0 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business decreased $2.8 million reflecting decreased activity in this line of business. Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for commodities and services. Intersegment eliminations decreased $111.9 million due to a decrease in prices for natural gas to serve Avista Utilities’ retail customers and to fuel natural gas-fired turbines to generate electricity.

Total resource costs decreased $2,026.3 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Avista Utilities’ resource costs decreased $276.1 million, or 53 percent, primarily due to reduced power purchase expenses, decreased cost of natural gas purchased to serve retail customers and the decreased fuel for generation expenses. Power purchase expenses, natural gas purchased and fuel for generation decreased due to lower wholesale market prices, increased hydroelectric generation, reduced wholesale obligations and decreased thermal generation. Decreases in power and natural gas purchases as well as fuel for generation were partially offset by $63.4 million of net amortization of deferred power and natural gas costs for the six months ended June 30, 2002, compared to net deferrals of $134.5 million for the six months ended June 30, 2001. Energy Trading and Marketing’s resource costs decreased $1,862.1 million, or 64 percent, primarily due to decreased energy commodity prices as well as reduced market volatility.

Operations and maintenance expenses decreased $4.3 million primarily due to reduced expenses for Avista Utilities. The decrease is primarily due to management initiatives designed to reduce operating expenses to improve liquidity and operating cash flows.

Administrative and general expenses decreased $6.1 million primarily due to reduced expenses for Energy Trading

AVISTA CORPORATION

and Marketing. This was primarily a result of reduced incentive compensation expenses as a result of decreased earnings as well as reduced professional fees. This was partially offset by an increase in the Other business segment due to litigation costs.

Other income-net decreased $8.0 million primarily due to reduced interest income.

Interest expense increased $6.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to higher average levels of outstanding debt during the period.

Income taxes decreased $18.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to decreased earnings before income taxes. The effective tax rate was 44.6 percent for the six months ended June 30, 2002 compared to 39.6 percent for the six months ended June 30, 2001. The increase in the effective tax rate is primarily due to decreased earnings and the increased effect of permanent tax differences.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $6.4 million of goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, was impaired. The Company has recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change in the Consolidated Statement of Income.

Diluted earnings per share from continuing operations were $0.49 for the six months ended June 30, 2002 compared to earnings from continuing operations of $1.21 per diluted share for the six months ended June 30, 2001. Avista Utilities contributed $0.50 per diluted share for the six months ended June 30, 2002 compared to $0.47 per diluted share for the six months ended June 30, 2001. Energy Trading and Marketing contributed $0.35 per diluted share for the six months ended June 30, 2002 compared to $1.02 per diluted share for the six months ended June 30, 2001. The Information and Technology operations recorded a net loss of $0.15 per diluted share for the six months ended June 30, 2002 compared to a net loss of $0.22 per diluted share for the six months ended June 30, 2001. The Other line of business recorded a net loss of $0.21 per diluted share for the six months ended June 30, 2002 compared to a net loss of $0.06 per diluted share for the six months ended June 30, 2001. The discontinued operations of Avista Communications recorded net income of $0.02 per diluted share for the six months ended June 30, 2002 compared to a net loss of $0.13 per diluted share for the six months ended June 30, 2001. The cumulative effect of accounting change resulted in a charge of $0.09 per diluted share for the six months ended June 30, 2002.

Avista Utilities

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Avista Utilities recorded net income of $12.0 million for the three months ended June 30, 2002 compared to net income of $10.1 million for the three months ended June 30, 2001. Avista Utilities’ pre-tax income from operations was $41.2 million for the three months ended June 30, 2002 compared to $34.5 million for the three months ended June 30, 2001. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased $126.1 million and resource costs decreased $132.8 million resulting in an increase of $6.8 million in gross margin for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Retail electric revenues increased $14.8 million for the three months ended June 30, 2002 from the three months ended June 30, 2001. This increase was primarily due to the electric surcharges implemented in Washington and Idaho to recover deferred power costs, partially offset by decreased use per customer and total kWhs sold. Wholesale electric revenues decreased $145.5 million, or 89 percent, reflecting wholesale sales volumes which decreased 52 percent from 2001 and average sales prices that were 76 percent lower than the prior year. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales that expired in July 2001. The extent of future wholesale transactions will be based on changes to resources, loads, and contractual obligations.

Other electric revenues increased $4.9 million primarily due to the sale of natural gas purchased for generation that was not used in Avista Utilities’ own generation.

Natural gas revenues decreased $0.3 million for the three months ended June 30, 2002 from the three months ended June 30, 2001. Retail natural gas revenues increased $0.4 million and wholesale natural gas revenues decreased $0.7 million.

Power purchased for the three months ended June 30, 2002 decreased $203.0 million, or 94 percent, compared to the

AVISTA CORPORATION

three months ended June 30, 2001 primarily due to the decreased volume and price of power purchases. Average purchased power prices for the three months ended June 30, 2002 were 86 percent lower than the three months ended June 30, 2001 and volumes purchased decreased 60 percent compared to the three months ended June 30, 2001. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales as discussed above. Increased hydroelectric resource availability also decreased wholesale power purchase requirements to meet retail demand.

During the three months ended June 30, 2002 Avista Utilities recovered $10.1 million in deferred power costs in Washington and $5.8 million in Idaho. The total balance of deferred power costs was $116.3 million for Washington and $46.7 million for Idaho as of June 30, 2002. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent. The June 2002 WUTC order with respect to the general electric rate case modified the electric surcharge such that 11.9 percent represents the continued recovery of deferred power costs and the remainder will be applied to offset the Company’s general operating costs. In October 2001, the IPUC approved a PCA surcharge and the extension of a previously approved PCA surcharge for a total of 19.4 percent. During the three months ended June 30, 2002, $6.9 million of a deferred non-cash credit was offset against the Idaho share of deferred power costs. See further description of the issues related to deferred power costs in the section “Avista Utilities — Regulatory Matters.”

During the three months ended June 30, 2002 Avista Utilities had $4.5 million of net amortization of deferred natural gas costs. Total deferred natural gas costs were $21.3 million as of June 30, 2002.

The cost of fuel for generation for the three months ended June 30, 2002 decreased $22.9 million from the three months ended June 30, 2001 primarily due to a decrease in thermal generation. Thermal generation decreased 51 percent primarily due to increased hydroelectric generation and lower wholesale market prices. As such, less thermal generation was needed to meet retail demand.

The expense for natural gas purchased for the three months ended June 30, 2002 decreased $1.1 million compared to the three months ended June 30, 2001.

Other resource costs for the three months ended June 30, 2002 increased $13.2 million compared to the three months ended June 31, 2001. This increase was primarily due to the increased cost of natural gas purchased as fuel for generation that was not used. This excess natural gas was sold with the associated revenues reflected as other electric revenues.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Avista Utilities recorded net income of $25.2 million for the six months ended June 30, 2002 compared to net income of $23.2 million for the six months ended June 30, 2001. Avista Utilities’ pre-tax income from operations was $86.4 million for the six months ended June 30, 2002 compared to $72.2 million for the six months ended June 30, 2001. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased $256.1 million and resource costs decreased $276.1 million resulting in an increase of $20.0 million in gross margin for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Retail electric revenues increased $39.7 million for the six months ended June 30, 2002 from the six months ended June 30, 2001. This increase was primarily due to the electric surcharges implemented in Washington and Idaho to recover deferred power costs, partially offset by decreased use per customer and total kWhs sold. The increase in retail electric revenues was also due to refunds to customers in January 2001 from the gain on the sale of Avista Utilities’ interest in the Centralia Power Plant which reduced revenues for the six months ended June 30, 2001. Wholesale electric revenues decreased $324.6 million, or 90 percent, reflecting wholesale sales volumes which decreased 69 percent from 2001 and average sales prices that were 69 percent lower than the prior year. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales that expired in July 2001. The extent of future wholesale transactions will be based on changes to resources, loads, and contractual obligations.

Other electric revenues increased $7.9 million primarily due to the sale of natural gas purchased for generation that was not used in generation.

Natural gas revenues increased $21.0 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 due to increased prices approved by state commissions to recover increased natural gas costs.

AVISTA CORPORATION

Power purchased for the six months ended June 30, 2002 decreased $416.6 million, or 91 percent, compared to the six months ended June 30, 2001 primarily due to the decreased volume and price of power purchases. Average purchased power prices for the six months ended June 30, 2002 were 76 percent lower than the six months ended June 30, 2001 and volumes purchased decreased 61 percent compared to the six months ended June 30, 2001. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales as discussed above. Increased hydroelectric resource availability also decreased wholesale power purchase requirements to meet retail demand.

During the six months ended June 30, 2002, Avista Utilities recovered $25.6 million in deferred power costs in Washington and $12.8 million in Idaho. During the six months ended June 30, 2002, $13.9 million of a deferred non-cash credit was offset against the Idaho share of deferred power costs. See further description of issues related to deferred power costs in the section “Avista Utilities — Regulatory Matters.”

During the six months ended June 30, 2002, Avista Utilities had $32.3 million of net amortization of deferred natural gas costs. Total deferred natural gas costs were $21.3 million as of June 30, 2002.

The cost of fuel for generation for the six months ended June 30, 2002 decreased $43.1 million from the six months ended June 30, 2001 primarily due to a decrease in thermal generation. Thermal generation decreased 48 percent primarily due to increased hydroelectric generation and wholesale market prices. As such, less thermal generation was needed to meet retail demand.

The expense for natural gas purchased for the six months ended June 30, 2002 decreased $47.4 million compared to the six months ended June 30, 2001 primarily due to the decreased cost of natural gas.

Other resource costs for the six months ended June 30, 2002 increased $33.2 million compared to the six months ended June 30, 2001. During January 2001, $16.2 million related to the gain on the sale of Avista Utilities’ interest in the Centralia Power Plant was amortized as a credit to other resource costs. Also contributing to the increase in other resource costs was an increase in natural gas purchased as fuel for generation that was not used. This excess natural gas was sold with the associated revenues reflected as other electric revenues.

Construction is continuing on the 280 MW combined cycle natural gas-fired turbine power plant at the Coyote Springs 2 site near Boardman, Oregon which is currently 50 percent owned by Avista Power and 50 percent owned by an affiliate of Mirant Americas Development, Inc. (Mirant). Avista Power’s 50 percent ownership interest in the plant is included in the Energy Trading and Marketing line of business. Avista Corp. and Mirant will share equally in the costs of construction, operation and output from the plant. On May 6, 2002, a transformer at the site failed and caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. While the cause of the failure is still being investigated, the Company anticipates the cost of the cleanup as well as the cost of replacing the damaged transformer will be considered covered losses under the relevant insurance policies. Additionally, the Company continues to evaluate the merits of possible claims against those parties that may be responsible for the failure. The damage to the transformer has delayed the scheduled completion of the project from the third quarter of 2002 to the fourth quarter of 2002. As of June 30, 2002, the Company had invested $97.4 million in the Coyote Springs 2 project (including capitalized interest) and the Company’s total investment in the project is expected to be $108.4 million (including capitalized interest) at completion. The Company’s 50 percent ownership interest in the plant will be transferred from Avista Power to Avista Corp. to be operated as an asset of Avista Utilities upon the completion of construction.

Energy Trading and Marketing

Energy Trading and Marketing includes the results of Avista Energy and Avista Power. Avista Energy maintains an energy trading portfolio that it marks to estimated fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For longer-term positions and certain short-term positions for which market prices are not available, models based on forward price curves are utilized. These models incorporate a variety of estimates and assumptions most of which are beyond Avista Energy’s control, including, among others, estimates and assumptions as to demand growth, fuel price escalation, availability of existing generation and costs of new generation. Actual experience can vary significantly from these estimates and assumptions.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on

AVISTA CORPORATION

the commodity exchanges). Avista Energy’s trading operations continue to be affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC-ordered price caps, deregulation of the electric utility industry, the creditworthiness of counterparties and the reduced liquidity in energy markets. See “Business Risk” for further information.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Energy Trading and Marketing’s net income was $8.5 million for the three months ended June 30, 2002, compared to $23.6 million for the three months ended June 30, 2001. The primary reason for the decrease in net income was a decrease in gross margin, both realized and unrealized. Gross margin was $19.9 million for the three months ended June 30, 2002 compared to $47.4 million for the three months ended June 30, 2001.

Energy Trading and Marketing’s operating revenues and cost of sales decreased $689.2 million and $661.7 million, respectively, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, resulting in a decrease in gross margin of $27.5 million. The decrease in revenues and cost of sales is the result of decreased energy commodity prices partially offset by increased sales volumes from 2001. Realized gross margin decreased to $31.6 million for the three months ended June 30, 2002 from $37.8 million for the three months ended June 30, 2001. The decrease was primarily due to a decrease in the underlying commodity values that settled, as well as a decrease in the volatility in the wholesale energy markets. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $11.7 million for the three months ended June 30, 2002 compared to an unrealized gain of $9.6 million for the three months ended June 30, 2001. The decrease is primarily due to the settlement of contracts and the realization of previously unrealized gains and decreased volatility in the wholesale energy markets.

Administrative and general expenses decreased $3.9 million, or 36 percent, from the three months ended June 30, 2001 primarily due to reduced incentive compensation expense based on lower earnings in 2002.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Energy Trading and Marketing’s net income was $16.7 million for the six months ended June 30, 2002, compared to $48.3 million for the six months ended June 30, 2001. The primary reason for the decrease in net income was a decrease in gross margin, both realized and unrealized. Gross margin was $34.4 million for the six months ended June 30, 2002 compared to $97.0 million for the six months ended June 30, 2001.

Energy Trading and Marketing’s operating revenues and cost of sales decreased $1,924.7 million and $1,862.1 million, respectively, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, resulting in a decrease in gross margin of $62.6 million. The decrease in revenues and cost of sales is the result of decreased energy commodity prices. Realized gross margin decreased to $63.5 million for the six months ended June 30, 2002 from $94.1 million for the six months ended June 30, 2001. The decrease was primarily due to a decrease in the underlying commodity values that settled, as well as a decrease in the volatility in the wholesale energy markets. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $29.1 million for the six months ended June 30, 2002 compared to an unrealized gain of $2.9 million for the six months ended June 30, 2001. The decrease is primarily due to the settlement of contracts and the realization of previously unrealized gains and decreased volatility in the wholesale energy markets.

Administrative and general expenses decreased $11.5 million, or 51 percent, from the six months ended June 30, 2001 primarily due to reduced incentive compensation expense based on lower earnings in 2002. Reduced professional fees also contributed to the decrease in administrative and general expenses. Professional fees were high during the six months ended June 30, 2001 due to expenses associated with the California energy crisis (see “Western Power Market Issues”) and the CFTC investigation related to certain trades in 1998, which was resolved in 2001.

Energy Trading and Marketing’s total assets decreased $159.4 million from December 31, 2001 to June 30, 2002 primarily due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets primarily reflects the settlement of contracts during the six months ended June 30, 2002.

AVISTA CORPORATION

The following summarizes information with respect to Avista Energy’s trading activities during the six months ended June 30, 2002 (dollars in thousands):

	Natural Gas	Electric	Total
	Assets and	Assets and	Unrealized Gain
	Liabilities	Liabilities	(Loss) (4)

Fair value of contracts as of December 31, 2001	$38,392	$148,325	$186,717
Less contracts settled during 2002 (1)	(25,507)	(38,024)	(63,531)
Fair value of new contracts when entered into during 2002 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	26,124	1,715	27,839

Fair value of contracts as of June 30, 2002	$39,009	$112,016	$151,025

(1)	Contracts settled during the six months ended June 30, 2002 include those contracts that were open in 2001 but settled during the six months ended June 30, 2002 as well as new contracts entered into and settled during the six months ended June 30, 2002. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy has not entered into any origination transactions during 2002 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the six months ended June 30, 2002, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

(4)	Change in unrealized gain (loss) does not reconcile to totals for the Energy Trading and Marketing segment due to an intercompany elimination between Avista Energy and Avista Power related to Avista Energy’s contract for the output from a generation plant that is 49 percent owned by Avista Power.

The following discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of June 30, 2002 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Natural gas assets (liabilities), net
Prices from other external sources (1)	$11,809	$12,464	$—	$—	$24,273
Fair value based on valuation models (2)	14,941	(2,287)	1,196	886	14,736

Total natural gas assets (liabilities), net	$26,750	$10,177	$1,196	$886	$39,009

Electric assets (liabilities), net
Prices from other external sources (1)	$75,205	$37,538	$—	$—	$112,743
Fair value based on valuation models (3)	(5,589)	683	6,372	(2,193)	(727)

Total electric assets (liabilities), net	$69,616	$38,221	$6,372	$(2,193)	$112,016

(1)	The fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For natural gas assets and liabilities, these market quotes are generally available through three years. For electric assets and liabilities, these market quotes are generally available through two years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather).

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

AVISTA CORPORATION

Avista Power is a 49 percent owner of a 270 MW natural gas-fired combustion turbine plant in Rathdrum, Idaho, which commenced commercial operation in September 2001. All of the output from this plant is contracted to Avista Energy for 25 years. In addition, Avista Power and co-owner Mirant are in the process of constructing the 280 MW Coyote Springs 2 Power Plant. Upon the completion of the plant, Avista Power’s 50 percent ownership interest will be transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. On May 6, 2002, a transformer at the Coyote Springs 2 Power Plant caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The damaged transformer has delayed the scheduled completion of the project from the third quarter of 2002 to the fourth quarter of 2002. See “Results of Operations: Avista Utilities” for further information.

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Avista Labs continues discussions with selected companies in its search for a strategic partner while moving forward with developing its products. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and client satisfaction.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Information and Technology’s net loss was $4.3 million for the three months ended June 30, 2002 compared to a net loss of $5.7 million for the three months ended June 30, 2001. Operating revenues for this line of business increased $0.9 million and operating expenses decreased $1.7 million, respectively, as compared to the three months ended June 30, 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses primarily reflects reduced expenses for Avista Advantage due to improved efficiencies and a focus on reducing operating expenses.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Information and Technology’s net loss was $7.1 million for the six months ended June 30, 2002 compared to a net loss of $10.7 million for the six months ended June 30, 2001. Operating revenues for this line of business increased $1.9 million and operating expenses decreased $2.9 million, respectively, as compared to the six months ended June 30, 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses primarily reflects reduced expenses for Avista Advantage due to improved efficiencies and a focus on reducing operating expenses. Certain non-recurring items in both periods also contributed to the decrease in operating expenses.

Improved results for this line of business also reflects the $0.6 million recovery of a previously recognized allowance for investment loss at Avista Advantage.

Other

The Other line of business includes Avista Ventures, Avista Capital (parent company only amounts), Pentzer and several other minor subsidiaries.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

The net loss from this line of business was $6.9 million for the three months ended June 30, 2002, compared to a net loss of $2.0 million for the three months ended June 30, 2001. The increase in the net loss is primarily due to a decrease in income from operations and partially due to an increase in interest expense as well as losses on the disposition of assets. Operating revenues from this line of business decreased $0.1 million and operating expenses increased $4.4 million, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in income from operations is primarily due to an increase in litigation costs for Pentzer.

AVISTA CORPORATION

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

The net loss before cumulative effect of accounting change from this line of business was $10.0 million for the six months ended June 30, 2002, compared to a net loss of $2.7 million for the six months ended June 30, 2001. The increase in the net loss is primarily due to a decrease in income from operations and partially due to an increase in interest expense as well as losses on the disposition of assets. Operating revenues from this line of business decreased $2.8 million and operating expenses increased $3.3 million, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in income from operations is primarily due to a decrease in income from Advanced Manufacturing and Development, a subsidiary of Avista Ventures and an increase in litigation costs for Pentzer.

Discontinued Operations

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture is expected to be completed by the end of 2002. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In August 2002, the Company has entered into an agreement to dispose of substantially all of the remaining assets of Avista Communications.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Net income for the three months ended June 30, 2002 was $1.0 million, compared to a net loss of $3.3 million for the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 is primarily due to the favorable settlement of a lawsuit during the period.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Net income for the six months ended June 30, 2002 was $0.7 million, compared to a net loss of $6.0 million for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 is primarily due to the favorable settlement of a lawsuit during the period.

Earnings Outlook

The Company expects to post consolidated earnings of between $0.70 and $0.80 per diluted share for the full year 2002 and consolidated earnings are expected to exceed $1.10 per diluted share in 2003. These expectations are based on current streamflow and weather projections, anticipated purchased power prices and the continued ability to defer and recover excess purchased power costs. The projection for 2003 anticipates that the Coyote Springs 2 Power Plant and two small generation projects will come on-line by the end of 2002 and the Idaho PCA surcharge will be renewed in October 2002. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward Looking Statements.” See “Liquidity and Capital Resources” for additional information.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $193.0 million for the six months ended June 30, 2002 compared to net cash provided by continuing operating activities of $25.8 million for the six months ended June 30, 2001. The primary reason for the increase in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $81.7 million for the six months ended June 30, 2002 compared to net deferrals of $141.1 million for the six months ended June 30, 2001. This was primarily due to increased retail rates approved by the respective utility commissions to recover increased deferred power supply and natural gas costs incurred during 2000 and 2001. Net power and natural gas cost amortizations and deferrals are non-cash expenses that are added back or deducted from net income to determine net cash flows from operating activities using the indirect method. Net cash provided by working capital components was $52.2 million for the six months ended June 30, 2002, an increase from $27.0 million for the six months ended June 30, 2001. Changes in commodity prices and energy transactions that affected both Avista Utilities and Avista Energy were primarily responsible for the large changes in various working capital components, such as accounts receivable and accounts payable and other accrued liabilities. Significant changes in non-cash items also included a $51.2 million change in energy commodity assets and liabilities, primarily related to Avista Energy as well as a $81.1 million decrease in the provision for deferred income taxes.

Continuing Investing Activities Net cash used in continuing investing activities was $32.4 million for the six months ended June 30, 2002 compared to $153.6 million for the six months ended June 30, 2001. This decrease was primarily due to a decrease in other capital expenditures. Other capital expenditures during the six months ended June 30, 2001 were primarily for the construction of the Coyote Springs 2 Power Plant and the purchase of turbines by Avista Power that were planned to be used in a non-regulated generation project. Utility property construction expenditures also decreased to $32.9 million for the six months ended June 30, 2002 compared to $55.4 million for the six months ended June 30, 2001.

Continuing Financing Activities Net cash used in continuing financing activities was $189.5 million for the six months ended June 30, 2002 compared to net cash provided of $201.5 million for the six months ended June 30, 2001. During the six months ended June 30, 2002 short-term borrowings decreased $0.6 million and the Company repurchased $178.8 million of long-term debt scheduled to mature in future years. The overall decrease in long-term debt during the six months ended June 30, 2002 reflects increased cash flows from operations primarily related to the recovery of deferred power and natural gas costs that was partially used to repurchase long-term debt.

In April 2001, the Company issued $400.0 million of 9.75 percent Senior Notes due in 2008. During the three months ended June 30, 2001 short-term borrowings decreased $163.2 million and $25.0 million of Medium-Term Notes matured. The overall increase in borrowings during the six months ended June 30, 2001 reflected increased cash needs to fund capital expenditures and increased power and natural gas costs.

Discontinued Operations Net cash provided by discontinued operations was $0.1 million for the six months ended June 30, 2002 compared to $21.2 million of net cash used in discontinued operations for the six months ended June 30, 2001. The decrease was primarily due to a decrease in operating costs and capital expenditures by Avista Communications as the Company decided to dispose of the operations.

Overall Liquidity

During the second half of 2000 and the year 2001, the Company’s cash outlays for purchased power exceeded the related amounts paid to the Company by its retail customers. This condition was primarily due to the reduced availability of hydroelectric resources compared to historical periods, increased prices in the wholesale market and increased volumes purchased to meet retail customer demand. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to finance these requirements and to otherwise maintain adequate levels of working capital. Debt service is another significant cash requirement.

The general electric rate case order issued by the WUTC in June 2002 should allow the Company to continue to improve its liquidity. The general rate case order provides for the restructuring and continuation of previously approved rate increases totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 and a 6.2 percent increase approved in March 2002). The general increase to base retail rates is 19.3 percent (or $45.7 million

AVISTA CORPORATION

in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to extend through 2007. Additionally, the Company has PCA surcharges totaling 19.4 percent in place in Idaho. See further description of issues related to deferred power costs and the Company’s general electric rate case in the section “Avista Utilities — Regulatory Matters.”

In addition to the rate increases described above, the Company has taken other steps to improve its liquidity. The Company completed the sale of 50 percent of its interest in the Coyote Springs 2 project to Mirant during the fourth quarter of 2001. The Company received $53.6 million in proceeds from Mirant. In addition, Mirant is also providing the majority of the remaining funds to complete the project. The Company also sold three turbines owned by Avista Power with $22.7 million of proceeds received during the fourth quarter of 2001 and $22.7 million of proceeds received during 2002. Additionally, the Company significantly reduced capital expenditures for 2002 from the amount originally budgeted. The Company’s disposal of Avista Communications reduces future cash investments in the Information and Technology line of business.

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

Capital Resources

The Company has incurred significant indebtedness to support capital expenditures, to fund power and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital. As of June 30, 2002, the Company had total debt outstanding of $1,072.2 million, a decrease from $1,252.6 million as of December 31, 2001. The decrease was primarily due to the repurchase of long-term debt. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the indebtedness, both short-term and long-term, could reduce the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements.

The Company funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy is expected to be the Company’s primary source of funds for operating needs, dividends and capital expenditures in 2002 and 2003. In 2002 and subsequent years, the Company expects cash flows from operations to improve primarily from the recovery of deferred power and natural gas costs and from the electric rate increase approved by the WUTC. This should allow the Company to continue to reduce total debt outstanding. Capital expenditures are expected to be funded either with cash flows from operations or on an interim basis with short-term borrowings.

On May 21, 2002, the Company entered into a committed line of credit with various banks in the total amount of $225.0 million. The committed line of credit expires on May 20, 2003 and replaces the $220.0 million committed line of credit that expired on May 29, 2002. As of June 30, 2002, the Company had borrowed $55.0 million under this committed line of credit. Under this committed line of credit, the Company may have up to $50.0 million in letters of credit outstanding. As of June 30, 2002, there were $15.1 million of letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of June 30, 2002, the ratio was in compliance with this covenant at 55.3 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the three-fiscal quarter period ending June 30, 2002 to be greater than 1.6 to 1. As of June 30, 2002, the ratio was in compliance with this covenant at 2.06 to 1.

AVISTA CORPORATION

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of a default, it would be difficult for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of June 30, 2002 Avista Corp. was in compliance with the covenants of all of its financing agreements.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of June 30, 2002, Avista Corp. had short-term notes receivable of $150.9 million from Avista Capital of which $108.5 million of the receivables represents loans to Avista Power, primarily for the Coyote Springs 2 project and the acquisition of a turbine in 2001.

During the six months ended June 30, 2002, the Company repurchased $125.1 million of Medium-Term Notes scheduled to mature in 2003, $43.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. Subsequent to June 30, 2002, the Company has repurchased $11.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $1.7 million of Medium-Term Notes scheduled to mature in 2003. Total net premiums paid to repurchase debt were $9.6 million and are being amortized over the average maturity period of outstanding debt.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of June 30, 2002, the Company could issue $146.7 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

In July 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. No common stock has been issued and the Company currently does not have any plans to issue common stock under this registration statement.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC and the Company entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of June 30, 2002, $57.0 million in receivables were sold pursuant to the agreement.

WP Funding LP is an entity that was formed for the purpose of acquiring the Company’s natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of June 30, 2002. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB has issued an Exposure Draft relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. The current Exposure Draft would require the Company to begin consolidating WP Funding LP in 2003.

Total Company Capitalization

The Company’s total common equity increased $11.3 million during the six months ended June 30, 2002 to $731.4 million as of June 30, 2002. This increase is primarily due to net income and the issuance of common stock through stock compensation plans, the employee 401(k) plan and the Dividend Reinvestment Plan, partially offset by dividends. The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings as of June 30, 2002, was 55.3 percent debt, 7.0 percent preferred securities and 37.7 percent common equity, compared to 59.4 percent debt, 6.4 percent preferred securities and 34.2 percent common equity as of December 31, 2001. The Company has a target capital structure of 50 percent debt and 50 percent preferred and

AVISTA CORPORATION

common equity. The Company plans to achieve this capital structure primarily with the reduction of total debt and the retention of net earnings.

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

Avista Energy Operations

Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit. On June 28, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, renewed their credit agreement with a group of banks in the aggregate amount of $110.0 million expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30 million. As of June 30, 2002, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled $30.4 million.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth” as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $60.9 million of such guarantees outstanding as of June 30, 2002. Avista Capital’s investment in Avista Energy totaled $231.0 million as of June 30, 2002.

Periodically, Avista Capital may loan funds to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of June 30, 2002 there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $1.8 million as of June 30, 2002, and is included in the consolidated balance sheet in prepayments and other current assets. Avista Energy held cash deposits from other parties in the amount of $23.1 million as of June 30, 2002, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

AVISTA CORPORATION

As of June 30, 2002, Avista Energy had $132.8 million in cash, including the $23.1 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the six months ended June 30, 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $81.1 million in dividends to Avista Capital. Avista Capital used the cash proceeds to pay cash dividends and repay debt to Avista Corp.

Contractual Obligations

The Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2001 Form 10-K with the following exceptions:

During the six months ended June 30, 2002 the Company repurchased $125.1 million of Medium-Term Notes scheduled to mature in 2003, $43.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. Subsequent to June 30, 2002, the Company has repurchased $11.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $1.7 million of Medium-Term Notes scheduled to mature in 2003.

Short-term debt of Avista Utilities decreased from $130.0 million as of December 31, 2001 to $112.0 million as of June 30, 2002. The amount outstanding as of June 30, 2002 was $55.0 million under the Company’s $225.0 million line of credit and $57.0 million under a $100.0 million accounts receivable financing facility. Both of these credit facilities were entered into during May 2002 and replace previous agreements that expired.

During the six months ended June 30, 2002 Avista Utilities entered into power purchase contracts in the total amount of $54.2 million for the period 2007 through 2010.

Avista Energy’s contractual commitments to purchase energy commodities in future periods were as follows as of June 30, 2002 (dollars in millions):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Physical energy contracts	$763	$577	$284	$357	$1,981
Financial energy contracts	984	238	—	—	1,222

Total	$1,747	$815	$284	$357	$3,203

Avista Energy also has sales commitments related to energy commodities in future periods.

Other Commercial Commitments

The following table summarizes the Company’s other commercial commitments outstanding as of June 30, 2002 (dollars in millions):

	Commitment	Commitment
	Outstanding	Expiration

Letters of credit(1)	$48	2003
Guarantees(2)	$61	—

(1)	Represents letters of credit issued under the $110.0 million credit agreement at Avista Energy and the $50.0 million available for letters of credit under Avista Corp.’s $225.0 million line of credit. As of June 30, 2002, letters of credit totaled $30.4 million at Avista Energy and $15.1 million at Avista Corp. and primarily relate to energy purchase contracts. Also includes $3.0 million of other letters of credit that are backed by cash deposits.

(2)	The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was approximately $771.7 million as of June 30, 2002. At any point in time, Avista Capital is only liable for the outstanding portion of the guarantee, which was $60.9 million as of June 30, 2002. Most guarantees do not have set expiration dates; however, either party may terminate the guarantee at any time with minimal written notice.

As of June 30, 2002, Avista Corp. did not have any commitments outstanding with equity triggers. When the Company’s corporate credit rating was reduced to below investment grade in October 2001, additional collateral requirements due to rating triggers were met and further requirements are not currently anticipated. The Company

AVISTA CORPORATION

does not expect any material impact from rating triggers as any remaining triggers primarily relate to changes in pricing under certain financing agreements.

Additional Financial Data

As of June 30, 2002, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $984.6 million. Of such amount, $673.0 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $313.5 million represents secured indebtedness of the Company. The unamortized debt discount was $2.3 million. The subsidiaries had long-term debt of $0.5 million. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. In addition to long-term secured indebtedness, $55.0 million of the Company’s short-term debt outstanding under or backed by its $225.0 million committed line of credit is secured indebtedness.

Future Outlook

Business Strategy

Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale electric requirements on an average annual basis. Avista Energy works primarily within the WECC and continues to seek to optimize its asset-backed trading base around gas storage and transportation and long-term electric supply and transmission contracts. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation plants. Avista Labs continues discussions with selected companies in its search for a strategic partner while moving forward with developing its products. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and client satisfaction. The Company plans to dispose of assets and phase out of operations in the Other business segment that are not related to its energy operations.

Business Risk

The Company’s operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and natural gas costs, weather conditions, availability of generation facilities, competition, technology and availability of funding. See further discussion of risks at “Safe Harbor for Forward-Looking Statements.”

As described under “Avista Corp. Lines of Business,” hydroelectric conditions in 2001 were significantly below normal, leading to greater than normal reliance on purchased power. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. In order to recover deferred power costs, the WUTC approved a temporary 25 percent electric rate surcharge to Washington customers in September 2001 and the IPUC approved a total of a 19.4 percent PCA surcharge to Idaho customers in October 2001. In December 2001, the Company filed a general rate case with the WUTC. In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent (or $196 million) of deferred power supply costs incurred by the Company during the period from July 1, 2000 through December 31, 2001. In June 2002, the WUTC issued an order with respect to the Company’s general rate case filing. The order continues and restructures rate increases totaling 31.2 percent previously approved by the WUTC. The general increase to base rates is 19.3 percent and the remaining 11.9 percent will represent the continued recovery of deferred power costs. Avista Utilities is not able to fully predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. Current estimates and projections by the Company indicate that deferred power costs would be recovered by 2007. See further information at “Avista Utilities — Regulatory Matters.”

Challenges facing Avista Utilities’ electric operations include, among other things, the timing of the recovery of deferred power and natural gas costs, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, and weather conditions. Avista Utilities believes it faces minimal risk for stranded utility assets resulting from deregulation, primarily due to its relatively low-

AVISTA CORPORATION

cost generation portfolio. In a deregulated environment, however, evolving technologies that provide alternate energy supplies could affect the market price of power, and certain generating assets could have capital and operating costs above the prevailing market prices.

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

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the recent imposition of market controls by federal and state agencies. The FERC is conducting separate proceedings related to market controls within California and within the Pacific Northwest that include proposals by certain parties to retroactively impose price caps. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in vigorously opposing these proposals. If retroactive price caps were imposed, Avista Energy and Avista Utilities could assert offsetting claims for certain transactions.

In connection with matching loads and resources, Avista Utilities engages in wholesale sales and purchases of electric capacity and energy, and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities.

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to energy commodity price risk. The price of power in wholesale markets is affected primarily by production costs and by other factors including streamflows, the availability of hydroelectric and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to operate thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. As discussed above and in the section “Western Power Market Issues” the FERC imposed a price mitigation plan in the western United States in June 2001.

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, prices can be affected by the adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) can also affect market prices. Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably during the second half of 2001 and the first half of 2002 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk

AVISTA CORPORATION

by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. However, despite mitigation efforts, defaults by counterparties periodically occur. Avista Energy experienced payment receipt defaults from certain parties impacted by the California energy crisis. Avista Energy and Avista Corp. (through the Avista Utilities division) have engaged in physical and financial transactions with Enron and certain of its affiliates and experienced disruptions to forward contract commitments as a result of Enron’s December 2001 bankruptcy. The Enron bankruptcy and other changes, uncertainties and regulatory proceedings has resulted in reduced liquidity in the energy markets. See “Enron Corporation” in Note 9 of Notes to Consolidated Financial Statements for more information.

A trend of declining credit quality has been evident in 2002, particularly in the energy industry. Rating agencies have downgraded the credit ratings of several of the counterparties of Avista Energy and Avista Utilities. Avista Energy and Avista Utilities regularly evaluate counterparties’ credit exposure for future settlements and delivery obligations. Avista Energy and Avista Utilities have taken a conservative position by reducing or eliminating open (unsecured) credit limits for parties perceived to have increased default risk. Counterparty collateral is used to offset the Company’s credit risk where unsettled net positions and future obligations by counterparties to pay Avista Utilities and/or Avista Energy or deliver to Avista Utilities and/or Avista Energy warrant.

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

Other Operating Risks. In addition to commodity price risk, Avista Utilities’ commodity positions are subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality specifications, forced outages at generating plants and disruptions to information systems and other administrative tools required for normal operations. Avista Utilities also has exposure to weather conditions and natural disasters that can cause physical damage to property, requiring immediate repairs to restore utility service.

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The interest rate on $40 million of Company-Obligated Mandatorily Redeemable Preferred Trust Securities — Series B adjusts quarterly, reflecting current market conditions. In order to lower interest payments during a period of declining interest rates, Avista Corp. has entered into an interest rate swap agreement, effective July 17, 2002, that terminates on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR.

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. These downgrades increased the cost of debt and other securities going forward and may affect the Company’s ability to issue debt and equity securities at reasonable interest rates. The downgrades also created requirements for the Company to provide letters of credit and/or collateral to certain parties.

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during the six months ended June 30, 2002 and is not expected to change materially in the near future.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks. The Company has risk management oversight for these risks for each area of the Company’s energy-related business. The Company has a Risk Management Committee, separate from the units that create such risk exposure and that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures. Avista Utilities and Avista Energy have policies and procedures in place to manage the risks, both quantitative and qualitative, inherent in their businesses. The Company’s Risk Management Committee reviews the status of risk exposures through regular reports and meetings and it monitors compliance with the Company’s risk management policies and procedures on a regular basis. Nonetheless, adverse changes in

AVISTA CORPORATION

commodity prices, generating capacity, customer loads, and other factors may result in losses in earnings, cash flows and/or fair values.

Quantitative Risk Measurements. Avista Utilities has volume limits for its imbalance between projected loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities is able to vary the operation of its generating resources to help match hourly, daily and weekly load fluctuations. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected in the 24-month forward planning horizon. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations. Volume limits for forward periods are based on monthly and quarterly averages that may vary materially from the actual load and resource variations within any given month or operating day. Future projections of resources are updated as forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products available may not match Avista Utilities’ desired transaction size and shape. Therefore, open imbalance positions exist at any given time.

Avista Energy measures the risk in its power and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, monitoring its risk in comparison to established thresholds. VAR measures the expected portfolio loss under hypothetical adverse price movements, over a given time interval within a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

The VAR computations are based on a historical simulation, utilizing price movements over a specified period to simulate forward price curves in the energy markets to estimate the potential unfavorable impact of price movement in the portfolio of transactions scheduled to settle within the following eight calendar quarters. The quantification of market risk using VAR provides a consistent measure of risk across Avista Energy’s continually changing portfolio. VAR represents an estimate of reasonably possible net losses in earnings that would be recognized on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.

Avista Energy’s VAR computations utilize several key assumptions, including a 95 percent confidence level for the resultant price movement and holding periods of one and three days. The calculation includes derivative commodity instruments held for trading purposes and excludes the effects of embedded physical options in the trading portfolio.

As of June 30, 2002, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.4 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.4 million as of December 31, 2001. The average daily VAR for the six months ended June 30, 2002 was $0.5 million. Avista Energy was in compliance with its one-day VAR limits during the six months ended June 30, 2002. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of June 30, 2002.

For forward transactions that settle beyond the immediate eight calendar quarters, Avista Energy applies other risk measurement techniques, including price sensitivity stress tests, to assess the future market risk. Volatility in longer-dated forward markets tends to be significantly less than near-term markets.

Spokane River Relicensing

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and called the Spokane River Project. The sixth, Little Falls, is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense on July 29, 2002. The formal consultation process involving planning and information gathering with stakeholder groups is underway. The Company’s goal is to develop with the stakeholders a comprehensive settlement agreement to be filed with the Company’s license application in July 2005.

Clark Fork Settlement Agreement

The issue of high levels of dissolved gas which exceed Idaho water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Development (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. An

AVISTA CORPORATION

engineering feasibility study identified several possible structural alternatives at Cabinet Gorge that may reduce dissolved gas levels. Under the terms of the Clark Fork Settlement Agreement, the Company will develop an abatement and/or mitigation strategy in the second half of 2002 in conjunction with the other signatories to the agreement. The Company believes that any costs for modification of Cabinet Gorge would be capitalized and recovered in future period through retail rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources: Business Risk.”

Part II. Other Information

Item 1. Legal Proceedings

See Note 9 of the Notes to Consolidated Financial Statements, which is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of Avista Corp. was held on May 9, 2002. The election of three directors with expiring terms was the only matter voted upon at the meeting. There were 47,734,097 shares of common stock issued and outstanding as of March 19, 2002, the proxy record date, with 41,812,629 shares represented at said meeting. The results of the voting are shown below:

		Against or	Term
Director	For	Withheld	Expires

Roy L. Eiguren	40,727,796	1,084,833	2005
Gary G. Ely	40,739,804	1,072,825	2005
Jessie J. Knight, Jr.	40,421,476	1,391,153	2005

AVISTA CORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

4(d)	Credit Agreement, dated as of May 21, 2002, among Avista Corporation, the Banks Party Hereto, Keybank and Washington Mutual Bank, as Co-Agents, U.S. Bank, National Association, as Managing Agent, Fleet National Bank and Wells Fargo Bank, as Documentation Agents, Union Bank of California, N.A., as Syndication Agent and The Bank of New York, as Administrative Agent and Issuing Bank.

4(e)	Receivables Purchase Agreement, dated as of May 29, 2002, among Avista Receivables Corp., as Seller, Avista Corporation, as initial Servicer and Eaglefunding Capital Corporation, as Conduit Purchaser and Fleet National Bank, as Committed Purchaser and Fleet Securities, Inc. as Administrator

4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

99(a)	Statements of Corporate Officers (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Dated May 21, 2002 with respect to a Settlement Stipulation on the remaining issues of the Washington electric rate case, new financing agreements and the issuance of a FERC order.

Dated May 22, 2002 with respect to the responses of Avista Corp. and Avista Energy to the FERC regarding certain trading strategies in California markets during 2000 and 2001.

Dated June 13, 2002 with respect to a shareholder lawsuit, a subpoena issued to Avista Corp. by the U.S. Commodity Futures Trading Commission and the WUTC order on the Washington electric rate case.

Dated June 14, 2002 with respect to Avista Corp.’s response to a FERC order.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 12, 2002	/s/ Jon E. Eliassen

Jon E. Eliassen Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)