Form 10-Q
period 2002-09-30
AVISTA CORP
filed 2002-11-12
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    [X]   No   [   ]

As of October 31, 2002, 47,954,567 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
For the Three Months Ended September 30
Dollars in thousands, except per share amounts

	2002	2001

OPERATING REVENUES	$189,830	$232,113

OPERATING EXPENSES:
Resource costs	80,816	114,341
Operations and maintenance	30,887	30,050
Administrative and general	25,491	25,462
Depreciation and amortization	17,836	18,128
Taxes other than income taxes	14,665	10,513

Total operating expenses	169,695	198,494

INCOME FROM OPERATIONS	20,135	33,619

OTHER INCOME (EXPENSE):
Interest expense	(25,009)	(27,622)
Capitalized interest	3,148	2,792

Net interest expense	(21,861)	(24,830)
Other income — net	3,017	86

Total other income (expense)-net	(18,844)	(24,744)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,291	8,875
INCOME TAXES	2,373	2,764

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,082)	6,111

DISCONTINUED OPERATIONS (Note 3):
Loss before asset impairment charges, minority interest and income taxes	(80)	(5,888)
Asset impairment charges	—	(58,417)
Minority interest	—	3,377
Income tax benefit (expense)	(453)	22,507

LOSS FROM DISCONTINUED OPERATIONS	(533)	(38,421)

NET LOSS	(1,615)	(32,310)
DEDUCT-Preferred stock dividend requirements	608	608

LOSS ATTRIBUTABLE TO COMMON STOCK	$(2,223)	$(32,918)

Weighted-average common shares outstanding (thousands), Basic	47,866	47,486
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED (Note 7):
Earnings (loss) per common share from continuing operations	($0.04)	$0.12
Loss per common share from discontinued operations	(0.01)	(0.81)

Total loss per common share, basic and diluted	($0.05)	($0.69)

Dividends paid per common share	$0.12	$0.12
NET LOSS	$(1,615)	$(32,310)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(154)	(4)
Unrealized loss on interest rate swap agreements	(646)	—
Unrealized investment losses — net of tax	—	(195)

TOTAL OTHER COMPREHENSIVE LOSS	(800)	(199)

COMPREHENSIVE LOSS	$(2,415)	$(32,509)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands, except per share amounts

	2002	2001

OPERATING REVENUES	$715,171	$1,077,103

OPERATING EXPENSES:
Resource costs	325,016	634,597
Operations and maintenance	91,414	94,850
Administrative and general	88,931	93,842
Depreciation and amortization	53,938	54,108
Taxes other than income taxes	51,494	44,089

Total operating expenses	610,793	921,486

INCOME FROM OPERATIONS	104,378	155,617

OTHER INCOME (EXPENSE):
Interest expense	(80,675)	(76,689)
Capitalized interest	7,538	7,338

Net interest expense	(73,137)	(69,351)
Other income — net	14,871	18,766

Total other income (expense)-net	(58,266)	(50,585)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,112	105,032
INCOME TAXES	22,343	40,820

INCOME FROM CONTINUING OPERATIONS	23,769	64,212

DISCONTINUED OPERATIONS (Note 3):
Income (loss) before asset impairment charges, minority interest and income taxes	1,059	(16,525)
Asset impairment charges	—	(58,417)
Minority interest	—	4,319
Income tax benefit (expense)	(850)	26,229

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	209	(44,394)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	23,978	19,818
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax) (Note 2)	(4,148)	—

NET INCOME	19,830	19,818
DEDUCT-Preferred stock dividend requirements	1,824	1,824

INCOME AVAILABLE FOR COMMON STOCK	$18,006	$17,994

Weighted-average common shares outstanding (thousands), Basic	47,771	47,366
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 7):
Earnings per common share from continuing operations	$0.46	$1.32
Earnings (loss) per common share from discontinued operations	0.01	(0.94)

Earnings per common share before cumulative effect of accounting change	0.47	0.38
Loss per common share from cumulative effect of accounting change	(0.09)	—

Total earnings per common share, basic and diluted	$0.38	$0.38

Dividends paid per common share	$0.36	$0.36
NET INCOME	$19,830	$19,818

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(3)	54
Unrealized loss on interest rate swap agreements	(990)	—
Unrealized investment gains (losses) — net of tax	(934)	2,018

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,927)	2,072

COMPREHENSIVE INCOME	$17,903	$21,890

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
Dollars in thousands

	September 30,	December 31,
	2002	2001

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$198,207	$171,221
Temporary investments	—	1,872
Accounts and notes receivable-less allowances of $47,168 and $50,211, respectively	289,759	388,083
Energy commodity assets	311,856	477,037
Materials and supplies, fuel stock and natural gas stored	27,410	21,776
Taxes receivable	—	32,348
Prepayments and other current assets	37,614	19,364
Assets held for sale from discontinued operations	18,786	21,316

Total current assets	883,632	1,133,017

NET UTILITY PROPERTY:
Utility plant in service	2,352,530	2,277,779
Construction work in progress	23,025	54,964

Total	2,375,555	2,332,743
Less: Accumulated depreciation and amortization	811,483	767,101

Total net utility property	1,564,072	1,565,642

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	41,446	43,314
Non-utility properties and investments-net	227,850	230,800
Non-current energy commodity assets	318,338	383,497
Other property and investments-net	12,677	13,620

Total other property and investments	600,311	671,231

DEFERRED CHARGES:
Regulatory assets for deferred income tax	141,663	149,033
Other regulatory assets	46,303	192,760
Utility energy commodity derivative assets	43,622	1,889
Power and natural gas deferrals	175,577	265,063
Unamortized debt expense	53,098	41,222
Other deferred charges	24,410	17,366

Total deferred charges	484,673	667,333

TOTAL ASSETS	$3,532,688	$4,037,223

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$307,399	$367,899
Energy commodity liabilities	251,664	373,837
Current portion of long-term debt	57,108	1,827
Short-term borrowings	109,081	75,099
Interest accrued	25,757	18,583
Other current liabilities	126,133	84,587
Liabilities of discontinued operations	3,572	6,642

Total current liabilities	880,714	928,474

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current liabilities	38,895	46,601
Deferred revenue	8,266	35,824
Non-current energy commodity liabilities	279,214	299,980
Utility energy commodity derivative liabilities	58,369	159,418
Deferred income taxes	469,490	517,428
Other deferred credits	19,952	18,720

Total non-current liabilities and deferred credits	874,186	1,077,971

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,777,788	2,030,778

COMMITMENTS AND CONTINGENCIES (Note 9)
TOTAL LIABILITIES AND CAPITALIZATION	$3,532,688	$4,037,223

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation
Dollars in thousands

	September 30,	December 31,
	2002	2001

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A - 6.25% to 7.90% due 2003 through 2023	$104,500	$104,500
Series B - 6.50% to 7.89% due 2005 through 2010	59,000	59,000

Total secured medium-term notes	163,500	163,500
First Mortgage Bonds - 7.75% due 2007	150,000	150,000

Total first mortgage bonds	313,500	313,500

Unsecured Pollution Control Bonds:
Colstrip 1999A, due 2032	66,700	66,700
Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Notes:
Unsecured Medium-Term Notes:
Series A - 7.94% due 2007	3,000	13,000
Series B - 7.42% to 8.23% due 2004 through 2023	74,000	79,000
Series C - 5.99% to 8.02% due 2007 through 2028	99,000	109,000
Series D - 9.125% due 2003	—	175,000

Total unsecured medium-term notes	176,000	376,000
Unsecured 9.75% Senior Notes due 2008	344,737	400,000

Total unsecured notes	520,737	776,000

Other long-term debt	442	962

Unamortized debt discount	(2,253)	(2,547)

Total long-term debt	920,226	1,175,715

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK-CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:
$6.95 Series K; 332,500 and 350,000 shares outstanding ($100 stated value)	33,250	35,000

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 47,929,947 and 47,632,678 shares outstanding	621,845	617,737
Note receivable from employee stock ownership plan	(4,540)	(5,679)
Capital stock expense and other paid in capital	(11,928)	(11,924)
Accumulated other comprehensive loss	(2,026)	(99)
Retained earnings	120,961	120,028

Total common equity	724,312	720,063

TOTAL CAPITALIZATION	$1,777,788	$2,030,778

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands

	2002	2001

CONTINUING OPERATING ACTIVITIES:
Net income	$19,830	$19,818
Loss (income) from discontinued operations	(209)	44,394
Cumulative effect of accounting change	4,148	—
Non-cash items included in net income:
Depreciation and amortization	53,938	54,108
Provision for deferred income taxes	(37,785)	93,998
Power and natural gas cost amortizations (deferrals), net	66,518	(252,286)
Amortization of debt expense	6,810	3,711
Impairment of non-operating assets	—	8,240
Energy commodity assets and liabilities	80,889	20,483
Other	(11,682)	(2,610)
Changes in working capital components:
Sale of customer accounts receivable-net	(33,000)	(44,000)
Accounts and notes receivable	132,637	493,250
Materials and supplies, fuel stock and natural gas stored	(5,634)	(3,563)
Other current assets	14,753	11,366
Accounts payable	(60,500)	(429,081)
Other current liabilities	50,922	(113,661)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	281,635	(95,833)

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(46,823)	(91,085)
Other capital expenditures	(14,932)	(147,218)
Changes in other property and investments	913	8,704
Repayments received on notes receivable	5,078	872
Assets acquired and investments in subsidiaries	(352)	(4,519)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(56,116)	(233,246)

CONTINUING FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	33,982	(38,160)
Issuance of long-term debt	—	400,556
Redemption and maturity of long-term debt	(200,504)	(25,000)
Redemption of preferred stock	(1,750)	—
Issuance of common stock	5,359	6,925
Cash dividends paid	(19,121)	(18,893)
Premiums paid for the redemption of long-term debt	(9,707)	—
Long-term debt and short-term borrowing issuance costs	(6,460)	(13,967)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(198,201)	311,461

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	27,318	(17,618)
NET CASH USED IN DISCONTINUED OPERATIONS	(332)	(17,724)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,986	(35,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,221	197,238

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,207	$161,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$67,050	$55,639
Income taxes	8,334	(23,664)
Non-cash financing and investing activities:
Transfer of non-operating assets to held for sale	—	42,331
Intangibles acquired through issuance of subsidiary stock	—	1,114
Unrealized investment gains (losses)	(1,436)	3,105
Sale of property through issuance of note receivable	—	1,690
Property purchased under capitalized leases	—	469

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Three Months Ended September 30
Dollars in thousands

	2002	2001

OPERATING REVENUES:
Avista Utilities	$171,526	$198,263
Energy Trading and Marketing (net margin on trading activities)	9,763	26,208
Information and Technology	4,556	3,968
Other	3,985	3,674

Total operating revenues	$189,830	$232,113

RESOURCE COSTS (AVISTA UTILITIES):
Power purchased	$31,031	$180,856
Natural gas purchased	17,280	16,206
Fuel for generation	4,761	19,896
Power and natural gas cost amortizations (deferrals), net	3,134	(117,779)
Other fuel costs	24,101	10,985
Other regulatory amortizations, net	(3,281)	(1,116)
Other resource costs	3,790	5,293

Total resource costs (Avista Utilities)	$80,816	$114,341

AVISTA UTILITIES GROSS MARGIN:	$90,710	$83,922

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$24,951	$22,988
Energy Trading and Marketing	—	106
Information and Technology	2,323	3,508
Other	3,613	3,448

Total operations and maintenance expenses	$30,887	$30,050

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$14,455	$12,769
Energy Trading and Marketing	4,862	4,458
Information and Technology	5,060	6,483
Other	1,114	1,752

Total administrative and general expenses	$25,491	$25,462

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$16,061	$15,360
Energy Trading and Marketing	336	601
Information and Technology	1,124	1,401
Other	315	766

Total depreciation and amortization expenses	$17,836	$18,128

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$21,958	$23,104
Energy Trading and Marketing	3,870	20,150
Information and Technology	(4,625)	(7,331)
Other	(1,068)	(2,304)

Total income from operations	$20,135	$33,619

	2002	2001

INCOME (LOSS) FROM CONTINUING OPERATIONS:
Avista Utilities	$(461)	$3,458
Energy Trading and Marketing	2,732	8,271
Information and Technology	(2,851)	(4,906)
Other	(502)	(712)

Total income (loss) from continuing operations	($1,082)	$6,111

ASSETS (2001 amounts as of December 31):
Avista Utilities	$2,163,727	$2,396,317
Energy Trading and Marketing	1,245,517	1,506,185
Information and Technology	32,638	26,891
Other	72,020	86,514
Discontinued Operations	18,786	21,316

Total assets	$3,532,688	$4,037,223

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$13,895	$34,711
Energy Trading and Marketing	9,861	48,954
Information and Technology	236	574
Other	85	540

Total capital expenditures	$24,077	$84,779

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands

	2002	2001

OPERATING REVENUES:
Avista Utilities	$648,157	$930,955
Energy Trading and Marketing (net margin on trading activities)	44,114	123,165
Information and Technology	12,535	10,085
Other	10,365	12,898

Total operating revenues	$715,171	$1,077,103

RESOURCE COSTS (AVISTA UTILITIES):
Power purchased	$72,972	$639,404
Natural gas purchased	120,003	166,300
Fuel for generation	13,692	71,970
Power and natural gas cost amortizations (deferrals), net	66,518	(252,286)
Other fuel costs	52,392	12,199
Other regulatory amortizations, net	(11,446)	(16,447)
Other resource costs	10,885	13,457

Total resource costs (Avista Utilities)	$325,016	$634,597

AVISTA UTILITIES GROSS MARGIN:	$323,141	$296,358

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$72,824	$73,439
Energy Trading and Marketing	—	312
Information and Technology	8,017	9,440
Other	10,573	11,659

Total operations and maintenance expenses	$91,414	$94,850

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$45,005	$41,792
Energy Trading and Marketing	16,063	27,144
Information and Technology	15,790	18,766
Other	12,073	6,140

Total administrative and general expenses	$88,931	$93,842

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$48,538	$45,992
Energy Trading and Marketing	1,031	1,548
Information and Technology	3,238	4,104
Other	1,131	2,464

Total depreciation and amortization expenses	$53,938	$54,108

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$108,348	$95,277
Energy Trading and Marketing	25,299	90,995
Information and Technology	(15,806)	(23,232)
Other	(13,463)	(7,423)

Total income from operations	$104,378	$155,617

	2002	2001

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$24,788	$26,660
Energy Trading and Marketing	19,418	56,614
Information and Technology	(9,914)	(15,619)
Other	(10,523)	(3,443)

Total income from continuing operations	$23,769	$64,212

ASSETS (2001 amounts as of December 31):
Avista Utilities	$2,163,727	$2,396,317
Energy Trading and Marketing	1,245,517	1,506,185
Information and Technology	32,638	26,891
Other	72,020	86,514
Discontinued Operations	18,786	21,316

Total assets	$3,532,688	$4,037,223

CAPITAL EXPENDITURES (excluding AFUDC):
Avista Utilities	$46,823	$91,085
Energy Trading and Marketing	14,242	142,252
Information and Technology	535	4,047
Other	155	919

Total capital expenditures	$61,755	$238,303

The Accompanying Notes are an Integral Part of These Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2002 and 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

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

The Company’s operations are exposed to risks, including, but not limited to, legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and purchased natural gas costs, streamflow and weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

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

Operating Revenues

Operating revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Avista Energy currently follows the mark-to-market method of accounting for energy contracts entered into for trading and price risk management purposes in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Avista Energy recognizes revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to physical and financial contracts that have settled. See Note 2 for a discussion of a change in the reporting for gains and losses on energy trading activities commencing in the third quarter of 2002 and the rescission of EITF Issue No. 98-10 in October 2002. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations.

Other Income-Net

Other income-net consisted of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income	$2,346	$2,631	$6,457	$15,463
Interest on power and natural gas deferrals	2,083	4,275	7,526	8,746
Impairment of non-operating assets	—	(8,240)	—	(8,240)
Net gain on disposition of assets	—	593	4,002	4,026
Minority interest	—	(830)	241	16
Other expense	(2,033)	(1,511)	(6,250)	(5,434)
Other income	621	3,168	2,895	4,189

Total	$3,017	$86	$14,871	$18,766

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

The Company’s primary regulatory assets include power and natural gas deferrals, investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset offsetting energy commodity derivative liabilities (see Note 4 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30,	December 31,
	2002	2001

Regulatory asset offsetting energy commodity derivative liabilities	$14,747	$157,529
Regulatory asset for postretirement benefit obligation	4,846	5,200
Demand side management and conservation programs	24,841	28,813
Other	1,869	1,218

Total	$46,303	$192,760

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

The Natural Gas Benchmark Mechanism is a performance-based mechanism, providing certain benefits to retail customers. The mechanism also provides the Company with the opportunity to improve earnings by allowing Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. In the first quarter of 2002, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2003 and the IPUC and OPUC approved the continuation through March 31, 2005. The Company plans to file with the WUTC for an extension of the Natural Gas Benchmark Mechanism and related Agency Agreement prior to December 1, 2002.

In accordance with SFAS No. 71, profits recognized by Avista Energy on natural gas sales to Avista Utilities, including gains and losses on natural gas contracts, are not eliminated in the consolidated financial statements. This is due to the fact that costs incurred by Avista Utilities for natural gas purchases to serve retail customers and for fuel for electric generation are recovered through future retail rates.

Power Cost Deferrals

Avista Utilities defers the recognition in the income statement of power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Total deferred power costs were $115.9 million for Washington customers as of September 30, 2002, a decrease from $140.2 million as of December 31, 2001.

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates currently in effect. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) were restructured. The general increase to base retail rates was 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue into 2008.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. As the ERM was implemented on July 1, 2002, the Company’s expense or benefit is limited to $4.5 million for 2002. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9 million ($4.5 million for 2002) will be deferred for future rebate or surcharge to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $37.8 million as of September 30, 2002, a decrease from $73.1 million as of December 31, 2001.

Natural Gas Cost Deferrals

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with appropriate regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $21.8 million as of September 30, 2002, a decrease from $52.7 million as of December 31, 2001.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and to conform to changes in accounting standards and have not affected previously reported total net income or common equity.

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

In April 2002, the Company completed its transitional test of goodwill. Accordingly, the Company determined that goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures included in the Other business segment, was impaired. This was due to a change in forecasted earnings based on the decline in the performance of the business. The fair value of the reporting unit was determined using the present value of projected future cash flows. The Company recorded an impairment of $4.1 million, net of taxes, as a cumulative effect of accounting change in the Consolidated Statement of Income.

Goodwill amortization was $0.5 million, net of taxes, for the three months ended September 30, 2001. The net loss and basic and diluted loss per common share would have been $31.8 million and $0.68, respectively, excluding goodwill amortization for the three months ended September 30, 2001. Goodwill amortization was $1.5 million, net of taxes, for the nine months ended September 30, 2001. Net income and basic and diluted earnings per common share would have been $21.3 million and $0.41, respectively, excluding goodwill amortization for the nine months ended September 30, 2001.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement also requires the initial measurement of the liability at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In June 2002, the EITF reached a partial consensus on Issue No. 02-3 regarding the accounting for contracts involved in energy trading and risk management activities. The partial consensus requires that all gains and losses arising from energy trading contracts (whether realized or unrealized) accounted for under EITF Issue No. 98-10 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” be presented on a net basis in the income statement beginning in the third quarter of 2002. Reclassification of all historical comparable periods is required. This applies to the activities of Avista Energy; Avista Utilities does not have energy trading contracts accounted for under EITF Issue No. 98-10. Avista Energy historically presented unrealized gains and losses on energy trading contracts on a net basis. However, realized contracts were presented on a gross basis for both operating revenues and resource costs. The implementation of this EITF Issue results in reduced operating revenues and resource costs as compared to historical periods with no impact on the Company’s net income or financial condition.

In October 2002, the EITF rescinded Issue No. 98-10. As a result of the rescission of EITF Issue No. 98-10, Avista Energy will account for all contracts that meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Contracts not meeting the definition of a derivative will be accounted for on an accrual basis. The transition from EITF Issue No. 98-10 to accrual based accounting will result in the write-down of the contracts that are not considered derivatives to their cost basis. The effect at transition will be recorded as a cumulative effect of accounting change. On a prospective basis, contracts that are not considered derivatives under SFAS No. 133 will generally be accounted for at cost until they are settled unless there is a decline in the fair value of the contract that is determined to be other than temporary. Avista Energy will be required to transition its accounting from EITF Issue No. 98-10 on January 1, 2003 for existing contracts. All new contracts entered into subsequent to the rescission of EITF Issue No. 98-10 are required to be accounted for under SFAS No. 133 or an accrual basis at inception. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations.

NOTE 3. DISCONTINUED OPERATIONS

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In August 2002, the Company entered into an agreement to sell substantially all of the remaining assets of Avista Communications to FiberLink LLC. The Company expects that the divestiture of the operating assets of Avista Communications will be completed by the end of 2002. Certain liabilities of the operations may not be settled until 2003.

Revenues for Avista Communications were $0.5 million and $2.9 million for the three months ended September 30, 2002 and 2001, respectively. Revenues for Avista Communications were $3.5 million and $8.4 million for the nine months ended September 30, 2002 and 2001, respectively. Total assets of $18.8 million as of September 30, 2002 were comprised of $11.3 million of current income taxes receivable, $3.3 million of fixed assets, $2.5 million of deferred income taxes and $1.7 million of notes receivable.

NOTE 4. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

SFAS No. 133 as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities in the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

Avista Utilities enters into certain forward contracts to purchase or sell energy that are considered derivatives. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy. These contracts are entered into to manage Avista Utilities’ loads and resources as discussed in Note 5. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. As a result, unrealized gains or losses for Avista Utilities are not recognized in the Consolidated Statements of Income and Comprehensive Income. Avista Energy accounts for derivative commodity instruments using the mark-to-market method of accounting under EITF Issue No. 98-10, which was rescinded in October 2002 as discussed in Note 2. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations. See Note 5 for details of Avista Energy’s disclosures of derivative commodity instruments.

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

As of September 30, 2002, the utility derivative commodity asset balance was $43.6 million, the derivative commodity liability balance was $58.4 million and the offsetting net regulatory asset was $14.8 million. As of December 31, 2001, the utility derivative commodity asset balance was $1.9 million, the derivative commodity liability balance was $159.4 million and the offsetting net regulatory asset was $157.5 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The derivative commodity asset balance is included in Deferred Charges — Utility energy commodity derivative assets, the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits — Utility energy commodity derivative liabilities, and the offsetting net regulatory asset is included in Deferred Charges — Other regulatory assets on the Consolidated Balance Sheet.

Interpretations that may be issued by the Derivatives Implementation Group, a task force created to assist the FASB in answering questions that companies have in implementing SFAS No. 133, may change the conclusions that the Company has reached regarding accounting for energy contracts. As a result, the accounting treatment and financial statement impact could change in future periods.

NOTE 5. ENERGY COMMODITY TRADING

The Company’s energy-related businesses are exposed to risks relating to, but not limited to, changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have policies and procedures to manage risks inherent in these activities. The Company has a Risk Management Committee, separate from the units that create such risk exposure and that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures.

Avista Utilities

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities purchases and sells energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions.

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

In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may use to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of energy resources owned or controlled by Avista Utilities. The market values of natural gas derivative commodity instruments held by Avista Utilities as of September 30, 2002 and December 31, 2001, were a $33.7 million net liability and a $133.2 million net liability, respectively. The significant liability position as of December 31, 2001 was a result of forward commitments to purchase natural gas entered into during 2000 and the first part of 2001 at prices in excess of the market price for natural gas as of December 31, 2001. The decrease from December 31, 2001 to September 30, 2002 reflects the settlement of contracts during the period as well as an increase in the forward price of natural gas. Realized losses are reflected as adjustments through purchased gas cost adjustments, the ERM or the PCA mechanism.

Avista Energy

Avista Energy currently accounts for energy commodity trading activity in compliance with EITF Issue No. 98-10. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy will be required to account for energy trading contracts that meet the definition of a derivative in compliance with SFAS No. 133. Contracts not meeting the definition of a derivative will be accounted for on an accrual basis. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations. See Note 2 for further details.

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

Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, monitoring its risk in comparison to established thresholds. VAR measures the expected portfolio loss under hypothetical adverse price movements, over a given time interval within a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

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

Avista Energy’s trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For natural gas commodity instruments, these market prices are generally available through three years. For electric commodity instruments, these market prices are generally available through two years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included in the Consolidated Statements of Income in operating revenues on a net basis, and in the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of September 30, 2002 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Natural gas	107,641	99,983	7	771,884	784,128	3
Electric	90,733	89,292	15	375	86	2

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of September 30, 2002, and the average estimated fair value of those instruments held during the nine months ended September 30, 2002, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of September 30, 2002				nine months ended September 30, 2002

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$139,115	$40,546	$107,269	$34,609	$163,793	$56,743	$141,951	$40,718
Electric	172,741	277,792	144,395	244,605	234,298	290,664	167,879	244,840

Total	$311,856	$318,338	$251,664	$279,214	$398,091	$347,407	$309,830	$285,558

The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of September 30, 2002 was approximately 4 months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of September 30, 2002 was approximately 6 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk for the nine months ended September 30, 2002 was an unrealized loss of $87.4 million and is included in the Consolidated Statements of Income and Comprehensive Income in operating revenues. The change in the fair value position for the nine months ended September 30, 2001 was an unrealized loss of $20.5 million.

Avista Energy reports the net margin on trading activities in operating revenues in the Consolidated Statements of Income and Comprehensive Income. The following table presents the gross amount of settled contracts for Avista Energy in both the dollar amount and volume of transactions:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross Settled Transactions (dollars in thousands):
Electric	$414,568	$1,044,323	$1,063,697	$2,918,281
Natural gas	240,655	204,261	687,994	1,335,313
Other	—	—	—	2,425

Total gross settled transactions	$655,223	$1,248,584	$1,751,691	$4,256,019

Gross Volume of Transactions:
Electric (thousands of MWhs)	10,655	14,640	30,626	36,558
Natural gas (thousands of dekatherms)	55,816	55,507	169,707	180,013

NOTE 6. FINANCINGS

Accounts Receivable Sale

In 1997, Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of September 30, 2002 and December 31, 2001, $42.0 million and $75.0 million, respectively, in accounts receivables were sold.

Short-term Borrowings — Avista Corp. Committed Line of Credit

On May 21, 2002, the Company entered into a committed line of credit with various banks in the total amount of $225.0 million. The committed line of credit expires on May 20, 2003 and replaces the $220.0 million committed line of credit that expired on May 29, 2002. As of September 30, 2002, the Company had borrowed $90.0 million under this committed line of credit. The Company may have up to $50.0 million in letters of credit outstanding under this committed line of credit. As of September 30, 2002, there were $16.0 million of letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of September 30, 2002, the ratio was in compliance with this covenant at 55.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the four-fiscal quarter period ending September 30, 2002 to be greater than 1.6 to 1. As of September 30, 2002, the ratio was in compliance with this covenant at 1.94 to 1.

Avista Energy Credit Agreement

On June 28, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, renewed their credit agreement with a group of banks in the aggregate amount of $110.0 million, expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of September 30, 2002. Letters of credit in the aggregate amount of $12.4 million were outstanding as of September 30, 2002.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of September 30, 2002. Covenants in Avista Energy’s credit agreement also restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the nine months ended September 30, 2002, Avista Energy paid $85.0 million in dividends to Avista Capital. Avista Capital used the cash proceeds to pay cash dividends and repay debt to Avista Corp.

Avista Corp. Interest Rate Swap Agreement

In order to lower interest payments during a period of declining interest rates, Avista Corp. entered into an interest rate swap agreement effective July 17, 2002 and terminating on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. This interest rate swap agreement is designated as a fair value hedge, which hedges the variability of the fair value of the long-term debt attributable to interest rate risk. This interest rate swap meets the conditions of a highly effective fair value hedge in accordance with SFAS No. 133. As such, this hedge is accounted for by recording the fair value of the interest rate swap on the balance sheet as either an asset or liability with a corresponding offset recorded to mark the Unsecured Senior Notes to fair value. The fair value of the interest rate swap was a $1.3 million asset as of September 30, 2002.

Subsidiary Interest Rate Swap Agreement

Rathdrum Power, LLC (Rathdrum), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho. As of September 30, 2002, Rathdrum had $119.1 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. Rathdrum has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. Rathdrum agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. Avista Power’s 49 percent ownership interest in Rathdrum is accounted for under the equity method of accounting. The effect on the financial statements was a $0.6 million and $1.0 million unrealized loss recorded as other comprehensive loss and a corresponding decrease in non-utility property and investments in the Consolidated Balance Sheet for the three and nine months ended September 30, 2002, respectively.

NOTE 7. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Income (loss) from continuing operations	$(1,082)	$6,111	$23,769	$64,212
Income (loss) from discontinued operations	(533)	(38,421)	209	(44,394)

Net income (loss) before cumulative effect of accounting change	(1,615)	(32,310)	23,978	19,818
Cumulative effect of accounting change	—	—	(4,148)	—

Net income (loss)	(1,615)	(32,310)	19,830	19,818
Deduct: Preferred stock dividend requirements	608	608	1,824	1,824

Income (loss) available for common stock	$(2,223)	$(32,918)	$18,006	$17,994

Denominator:
Weighted-average number of common shares outstanding-basic	47,866	47,486	47,771	47,366
Effect of dilutive securities:
Restricted stock *	—	5	2	5
Stock options *	—	—	69	12

Weighted-average number of common shares outstanding-diluted	47,866	47,491	47,842	47,383

Earnings per common share, basic and diluted:
Earnings (loss) per common share from continuing operations	$(0.04)	$0.12	$0.46	$1.32
Earnings (loss) per common share from discontinued operations	(0.01)	(0.81)	0.01	(0.94)

Earnings (loss) per common share before cumulative effect of accounting change	(0.05)	(0.69)	0.47	0.38
Loss per common share from cumulative effect of accounting change	—	—	(0.09)	—

Total earnings (loss) per common share, basic and diluted	$(0.05)	$(0.69)	$0.38	$0.38

*     Due to the loss from continuing operations for the three months ended September 30, 2002, the common stock equivalents from outstanding restricted stock and stock options are not included in the calculation for weighted-average number of common shares outstanding for diluted loss per common share because the effect is antidilutive.

NOTE 8. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Additional financial information for each of these separate companies is provided as follows for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Avista Advantage
Operating revenues	$4,419	$3,692	$12,182	$9,557
Loss from operations (pre-tax)	$(1,152)	$(3,224)	$(5,460)	$(11,829)
Net loss	$(905)	$(2,195)	$(3,551)	$(8,050)
Avista Labs
Operating revenues	$137	$276	$353	$528
Loss from operations (pre-tax)	$(3,473)	$(4,107)	$(10,346)	$(11,403)
Net loss	$(1,946)	$(2,711)	$(6,363)	$(7,569)

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

Federal Energy Regulatory Commission (FERC) Inquiry

In February 2002, the FERC issued an order commencing a fact-finding investigation of potential manipulation of electric and natural gas prices in the California energy markets by multiple companies. On May 8, 2002, the FERC requested data and information with respect to certain trading strategies that companies may have engaged in. Specifically, the requests inquired as to whether or not the Company engaged in certain trading strategies that were the same or similar to those used by Enron Corporation (Enron) and its affiliates. These requests were made to all sellers of wholesale electricity and/or ancillary services in the Western Interconnection during 2000 and 2001, including Avista Corp. and Avista Energy. On May 22, 2002, Avista Corp. and Avista Energy filed their responses to this request indicating that they had engaged in sound business practices in accordance with established market rules, and that no information was evident from business records or employee interviews that would indicate that Avista Corp. or Avista Energy, or its employees, were knowingly engaged in these trading strategies, or any variant of the strategies.

On June 4, 2002, the FERC issued an additional order to Avista Corp. and three other companies requiring these companies to show cause within ten days as to why their authority to charge market-based rates should not be revoked. In this order, the FERC alleged that Avista Corp. failed to respond fully and accurately to the data request made on May 8, 2002. On June 14, 2002, Avista Corp. provided additional information in response to the June 4, 2002 FERC order to establish that its initial response was appropriate and adequate.

On August 13, 2002, the FERC issued an order to initiate an investigation into possible misconduct by Avista Corp. and Avista Energy and two affiliates of Enron: Enron Power Marketing, Inc. (EPMI) and Portland General Electric Corporation (PGE). The purpose of the investigation is to determine whether Avista Corp. and Avista Energy engaged in or facilitated certain Enron trading strategies, whether Avista Corp.’s or Avista Energy’s role in transactions with EPMI and PGE resulted in the circumvention of a code of conduct governing transactions with affiliates, and the imposition of any appropriate remedies such as refunds and revocation of market-based rates. The investigation will also explore whether the companies provided all relevant information in response to the May 8, 2002 data request.

In September 2002, the FERC’s administrative law judge in this case issued an order establishing a procedural schedule. The schedule includes a due date of December 20, 2002 for the FERC staff’s testimony and exhibits and a due date of February 25, 2003 for the testimony and exhibits of Avista Corp. and Avista Energy. Hearings are scheduled to begin on April 28, 2003 and an initial decision is due by August 13, 2003.

The Company continues to believe that it has engaged in sound business practices in accordance with established market rules, and that its employees did not knowingly engage in any of the strategies that are the subject of the FERC’s investigation of western energy markets. The Company has pledged to continue cooperating fully with the FERC as it continues its investigation into the western energy markets.

U.S. Commodity Futures Trading Commission (CFTC) Subpoena

Beginning on June 17, 2002, the CFTC has issued several subpoenas directing Avista Corp. to produce certain materials, make employees available for questions and to respond to certain interrogatories. This relates to electricity and natural gas trades by Avista Corp. and any of its subsidiaries (including Avista Energy), involving “round trip trades”, “wash trades”, or “sell/buyback trades”. The CFTC subpoena applies to both Avista Corp. and Avista Energy. The Company is cooperating with the CFTC and is providing the information requested by the CFTC.

Derivative Securities Litigation

On September 12, 2002, the Superior Court of Washington, Spokane County, granted without prejudice a voluntary request by the plaintiff to dismiss a derivative lawsuit filed against certain past and present members of the board of directors of Avista Corp., as defendants, and Avista Corp., as nominal defendant.

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, Senior Vice President and Chief Financial Officer of the Company. On October 9, 2002, Gail West filed a similar class action lawsuit in the same court against the same parties. On November 7, 2002, Michael Atlas filed a similar class action lawsuit in the same court against the same parties. In their complaints, the plaintiffs assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In particular, the plaintiffs allege that the Company failed to disclose certain business practices that Avista Corp. was engaging in with EPMI and PGE. For further information see “Federal Energy Regulatory Commission (FERC) Inquiry” above. The plaintiffs assert that such alleged misstatements and omissions have occurred in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action lawsuits assert claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. The Company intends to file a motion to dismiss these complaints and vigorously defend against these lawsuits.

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

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. The California AG filed a Petition for Review of the FERC’s decision with the 9th Circuit Court of Appeals.

In April 2002, the California AG provided notice of intent to file a complaint against Avista Energy in the California State Court on behalf of the State of California. As of the filing date of this report, the California AG has not filed the threatened complaint against Avista Energy. Complaints have been filed against approximately a dozen other companies, many of which have filed motions to dismiss based upon federal preemption and primary jurisdiction arguments. The threatened complaint alleges that Avista Energy failed to file rates and changes to rates charged for each sale of wholesale electricity in California markets with the FERC as required by Federal Power Act regulations and FERC orders. The threatened complaint asserts that each violation of law, regulation and order is an unlawful and unfair business practice under the California Business and Professions Code, subject to a penalty of $2,500 per violation. The threatened complaint further alleges that certain rates charged for wholesale electricity sold in California exceeded a just and reasonable rate. As such, the threatened complaint alleges that these rates violate the Federal Power Act and are also a violation under the California Business and Professions Code, subject to penalty. A significant portion of the transactions involved in this threatened complaint are also the subject of FERC proceedings to examine potential refunds and in most cases are transactions for which Avista Energy is still owed payment.

For further information with respect to California energy markets see “Western Power Market Issues” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Enron Corporation

On December 2, 2001, Enron and certain of its affiliates filed for protection under chapter 11 of the United States Bankruptcy Code. Both Avista Corp. and Avista Energy had done considerable business and had short-term and long-term contracts with Enron affiliates. The bankruptcy filing constituted an event of default under contracts between Avista Corp. and Avista Energy, respectively, and certain Enron affiliates, namely, EPMI, Enron North America Company (ENA) and Enron Canada Corp. (ECC), that are guaranteed by Enron. As a result, Avista Corp. and Avista Energy terminated all of these contracts and suspended trading activities with all Enron affiliates, including the final position that was terminated and a settlement agreement reached between Avista Corp. and EPMI in October 2002.

As of September 30, 2002, Avista Corp. and Avista Energy had net accounts receivable of $3.1 million and $14.1 million, respectively, from Enron affiliates. Avista Corp.’s and Avista Energy’s contracts with each Enron affiliate provide that, upon termination, the net settlement of accounts receivable and accounts payable with such entity will be netted against the net mark-to-market value of the terminated forward contracts with such entity. It is estimated that, for each of Avista Corp. and Avista Energy, netting the mark-to-market liability against the defaulted net accounts receivable will result in no significant loss due to non-collection from the Enron affiliates. The Company further estimates that the net mark-to-market liability to Enron affiliates with respect to the terminated forward contracts not yet settled (Avista Corp. with EPMI and Avista Energy with EPMI and ENA) taken together, exceeds total net accounts receivable from these entities by less than $15 million.

In October 2002, Avista Corp. settled its remaining contract with EPMI with the approval of the U.S. Bankruptcy Court. In addition, both Avista Corp. and Avista Energy reached tentative settlement agreements with ECC (ECC remains outside of bankruptcy and is not subject to bankruptcy court approval for this settlement). In each instance, the settlement agreements reached satisfy all of the Avista entity’s obligations and exposure to such Enron entity. Confidentiality provisions contained in the settlement agreements protect disclosure of the specific details of each settlement. None of the settlements individually, nor all of the settlements collectively, have had or are expected to have a material adverse impact on Avista Corp.’s or Avista Energy’s financial condition, results of operations or cash flows. All additional claims by the Enron entities for amounts that Avista Corp. and Avista Energy might owe with respect to the terminated forward contracts would be subject to any defenses and counterclaims which Avista Corp. and Avista Energy may have. Any residual obligation by Avista Corp. or Avista Energy for termination payments is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows. The Company continues to negotiate the settlement of other contracts with Enron affiliates.

The estimates of the mark-to-market values of terminated forward contracts are based on available broker quotes for the respective periods, and on assumptions as to future market prices and other information. While Avista Corp. and Avista Energy believe these assumptions are reasonable, they are subject to change and ultimately could be challenged by the Enron entities or their bankruptcy trustees, except as to those terminated forward contracts that have been fully settled by agreements among the parties as described above. The mark-to-market value of terminated contracts has not been firmly established and could result in undercollection that is not expected to be material to the financial condition, results of operations or cash flows of either Avista Corp. or Avista Energy.

National Energy Production Corporation (NEPCO), a wholly owned subsidiary of Enron, was the contractor responsible for the engineering, procurement and construction of the Coyote Springs 2 project (a 280 MW natural gas-fired power plant near Boardman, Oregon). Avista Corp. owns 50 percent of the Coyote Springs 2 project. NEPCO was not included in the initial bankruptcy filings made by Enron and its affiliates in December 2001. NEPCO subsequently filed for bankruptcy on May 20, 2002. However, Enron guaranteed NEPCO’s obligations, and the bankruptcy filing by Enron was an event of default under the Coyote Springs 2 construction contract. As a result of this default and other defaults under the contract, NEPCO was removed as contractor for the project on April 15, 2002.

Avista Corp. is party to a power exchange arrangement which expires in 2016. Under this power exchange arrangement, EPMI purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), a subsidiary of Avista Corp., formed in 1998 solely for the purpose of monetizing a long-term capacity contract between PGE and Avista Corp. The 1998 monetization of the contract resulted in the Company receiving $143.4 million in cash proceeds that was originally recorded as deferred revenue. Spokane Energy sells the related capacity to PGE. Subsequently, PGE became a subsidiary of Enron that has not been included in the bankruptcy filing to date. This power exchange arrangement was originally established for the purpose of monetizing the long-

term capacity contract between Avista Corp. and PGE. EPMI assisted in setting up the monetization structure and acts as an intermediary to abide by certain regulatory restrictions that currently prevent Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a monetization loan (balance of $127.1 million as of September 30, 2002) that matures in January 2015 with no recourse to Avista Corp. related to the loan. EPMI is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase. EPMI defaulted on two payments to Avista Corp. prior to filing for bankruptcy. Such payments were accounted for and included in the settlement agreement reached between Avista Corp. and EPMI in October 2002.

Colorado River Commission of Nevada (CRCN) Complaint

On July 9, 2002, the CRCN filed a complaint in the United States District Court for the District of Nevada against Pioneer Companies, Inc. (Pioneer), and numerous other defendants, including Avista Energy. CRCN is an agency of the State of Nevada, authorized to hold and administer rights to electric power generated on the Colorado River and from other sources. CRCN claims they purchased power as a purported agent for Pioneer from numerous vendors, including Avista Energy. CRCN alleges that Pioneer has disavowed its contractual liability to pay for power due to be delivered for its benefit in the future, pursuant to transactions entered into for Pioneer’s benefit by CRCN. CRCN alleges that it has funds available of approximately $35 million, resulting from the sale of options and energy originally secured by CRCN for the benefit of Pioneer, but believes the potential collective claims of all electricity vendors may exceed $100 million. Accordingly, CRCN seeks to interplead into court the $35 million and asks the court to assess the competing claims of vendors to such funds. CRCN further requests that Pioneer be ordered to pay vendors amounts owed for transactions between CRCN (as Pioneer’s agent) and vendors, and that such contracts are to be specifically enforced. Finally, CRCN seeks to be indemnified against the future claims of vendors. The amount of Avista Energy’s potential liability is currently estimated to be less than $4 million. Avista Energy filed a motion to dismiss this complaint.

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

Sale of Certain Pentzer Corporation Subsidiaries

On February 26, 2001, IDX Corporation, formerly known as Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $7.8 million plus interest and attorney’s fees. The Court approved the parties’ joint motion to extend the discovery dates. The discovery process continues, as mediation that commenced during June 2002 has not been successful to date.

On August 9, 2002, an agreement in principle was reached to settle a lawsuit filed by Creative Solutions Group, Inc. (Creative Solutions) against Pentzer in April 2000. The agreement provided for a settlement in the amount of $9.25 million. A Stipulation and Order of Dismissal was entered by the court on August 30, 2002. In April 2000, Creative Solutions and Form House Holdings, Inc. filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging misrepresentations and breach of representations and warranties made under a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on March 31, 1999. In November 2001, plaintiffs filed a motion to amend their complaint, which was granted. The amended pleading, among other things, removed Form House Holdings, Inc. as a plaintiff; however, plaintiff Creative Solutions continued to allege that Pentzer made misrepresentations and breached various representations and warranties concerning financial statements, cost of goods sold and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff alleged compensatory damages in the approximate amount of $31 million, plus exemplary damages, interest and attorney’s fees.

Montana Hydroelectric Security Act Initiative

In the November 5, 2002 General Election, Montana voters rejected an initiative to create a public agency to study whether it would benefit the people of Montana to have the state own and operate certain hydroelectric generating facilities located within the state of Montana. The initiative would have allowed for the new public agency to acquire through a negotiated purchase or an acquisition at fair market value through a condemnation proceeding all hydroelectric facilities larger than 5 MW considered to be in the “public interest” to be owned and operated for the benefit of the people of Montana. The Company’s largest generation plant, the Noxon Rapids Hydroelectric Generating Station (Noxon Rapids) (550 MW), is located in Montana on the Clark Fork River.

Hamilton Street Bridge Site

A portion of the Hamilton Street Bridge Site in Spokane, Washington (including a former coal gasification plant site that operated for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The Company no longer owns the property. Initial core samples taken from the site indicated environmental contamination at the site. On January 15, 1999, the Company received notice from the State of Washington’s Department of Ecology (DOE) that it had been designated as a potentially liable party (PLP) with respect to any hazardous substances located on this site, stemming from the Company’s past ownership of the former gas plant site. In its notice, the DOE stated that it intended to complete an on-going remedial investigation of this site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and to implement appropriate remedial measures. The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs.

An Agreed Order was signed by the DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. On September 11, 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated they will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million and work on the CAP commenced during the third quarter of 2002.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice that it had been designated as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination

System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least two other PLPs in this matter. During the first half of 2002, Avista and one other PLP met with the DOE to begin discussions and provide comments to the DOE on a draft Consent Decree and Scope of Work for a focused remedial investigation and feasibility study of the site. One other PLP has not been participating in negotiations. It is expected that the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site will be finalized during the fourth quarter of 2002. The other PLP that has been participating in the negotiations has filed for bankruptcy. The Company expects that the bankruptcy court will permit the disbursement of funds related this environmental matter. It is currently expected that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s plan to remove heavy metals from the Spokane River resulting from mining contamination which occurred upstream in Idaho.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d’Alene and the St. Joe River lying within the current boundaries of the Coeur d’Alene Reservation. This action was brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d’Alene. The United States District Court decision was affirmed by the 9th Circuit Court of Appeals. The United States Supreme Court affirmed this decision in June 2001. This will result in the Company being liable to the Coeur d’Alene Tribe of Idaho for payments for use of reservation lands under Section 10(e) of the Federal Power Act.

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

Clark Fork Settlement Agreement

The issue of high levels of dissolved gas which exceed Idaho water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Development (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Clark Fork Settlement Agreement, the Company will develop an abatement and/or mitigation strategy by the end of 2002 in conjunction with the other signatories to the agreement. Preliminary engineering feasibility studies have identified a number of structural alternatives that may mitigate the high levels of dissolved gas caused by the spillway design and the cost range of these alternatives is between $26 million and $87 million. It is currently estimated that such costs would be incurred over a period of 6 to 15 years and could commence as early as 2003. The Company believes that any costs for modification of Cabinet Gorge would be capitalized and recovered in future periods through retail rates.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Avista Corp. Lines of Business

Avista Corp. is an energy company involved in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business — Avista Utilities, Energy Trading and Marketing, Information and Technology, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of September 30, 2002, the Company had common equity investments of $439.1 million and $285.2 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station and a two-unit natural gas-fired combustion turbine (CT) generating facility. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. Avista Utilities placed two small natural gas-fired generating projects (total of 31 megawatts) into service during 2002. Avista Utilities’ facilities have a total net capability of approximately 1,510 megawatts, of which 64 percent is hydroelectric and 36 percent is thermal. By early 2003, Avista Utilities expects to have its ownership interest in the natural gas-fired Coyote Springs 2 project (140 megawatts) in operation.

In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities in the wholesale market under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on a quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions.

During a year having normal water conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. Average hydroelectric production for the year 2001 was 369 aMW (67 percent of normal), which was 181 aMW below normal and the lowest level in the 73 years in which records have been kept. Actual results for the first nine months of 2002 and forecasts for the remainder of the year indicate streamflow conditions will be 115 percent of normal and hydroelectric generation will be slightly above normal for 2002.

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

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs has patented and developed a modular air cooled, self hydrating Proton Exchange Membrane (PEM) fuel cell that delivers reliable and clean distributed power solutions. In addition to developing its modular fuel cell products, Avista Labs is contracting with selected market channels to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen.

The Other line of business includes Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts), Pentzer Corporation (Pentzer) and several other minor subsidiaries. The Company continues to limit its future investment in this line of business.

Avista Communications, Inc. (Avista Communications), formerly part of the Information and Technology line of business, provided local dial tone, data transport, internet services, voice messaging and other telecommunications services to several communities in the western United States. In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications. As such, these operations are reported as a discontinued operation. Avista Corp. began its divestiture of this business during the fourth quarter of 2001, and the divestiture of operating assets is expected to be completed by the end of 2002. Certain liabilities of the operations may not be settled until 2003.

Avista Utilities — Regulatory Matters

Beginning in the second quarter of 2000, the price of power in the wholesale markets of the western United States increased considerably and became much more volatile. While prices and volatility decreased during the second half of 2001, the effects of contracts entered into during the period of high wholesale prices continue to have an impact on Avista Corp.’s financial condition and results of operations. In the second half of 2000 and continuing through 2001, Avista Utilities was required to purchase above-normal amounts of power in the wholesale market to meet its retail demand. This was primarily due to the reduced availability of hydroelectric resources as a result of low streamflow conditions. The combination of high wholesale market prices and increased amounts required to be purchased increased power supply costs to amounts far in excess of the amounts recovered from retail customers under rates in effect at the time.

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

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates in effect at the time. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) were restructured. The general increase to base retail rates is 19.3 percent (or $45.7 million in expected annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue into 2008.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary power cost deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. As the ERM was implemented on July 1, 2002, the Company’s expense or benefit is limited to $4.5 million for 2002. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9 million ($4.5 million for 2002) will be deferred for future rebate or surcharge to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

The Company expensed the initial $4.5 million in power supply costs above the amount included in base retail rates under the ERM during the three months ended September 30, 2002. The Company currently expects to expense the first $9 million of power supply costs above the amount included in base retail rates during the first quarter of 2003.

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

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. In the order, the IPUC removed $0.9 million of costs associated with three small generation projects. The Company will have the opportunity to address the recovery of these costs in a future rate proceeding. The IPUC also ordered that $0.6 million in fuel costs would receive additional review as part of the next PCA filing. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period.

The following table shows activity in deferred power costs for Washington and Idaho during 2001 and the nine months ended September 30, 2002 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2000	$34,580	$2,693	$37,273
Activity from January 1 - December 31, 2001:
Power costs deferred	167,196	73,677	240,873
Unrealized loss on fuel contracts	8,232	4,077	12,309
Interest and other net additions	16,027	5,643	21,670
Amortization of deferred credit	(53,794)	(6,927)	(60,721)
Recovery of deferred power costs through retail rates	(10,223)	(6,076)	(16,299)
Write-off deferred power costs	(21,780)	—	(21,780)

Deferred power costs as of December 31, 2001	140,238	73,087	213,325
Activity from January 1 - September 30, 2002:
Power costs deferred	8,736	6,342	15,078
Unrealized gain on fuel contracts	(5,890)	(2,886)	(8,776)
Interest and other net additions	5,084	577	5,661
Amortization of deferred credit	—	(20,784)	(20,784)
Recovery of deferred power costs through retail rates	(32,233)	(18,524)	(50,757)

Deferred power costs as of September 30, 2002	$115,935	$37,812	$153,747

Based on current projections, total deferred power costs are expected to be approximately $149 million at the end of 2002 and $136 million at the end of 2003.

Avista Utilities is currently planning to file a natural gas general rate case in Oregon in December 2002. The Company is evaluating the need for natural gas and electric rate increases in each state in which it provides service.

Avista Utilities is in the process of adjusting its natural gas rates in response to a decrease in current and projected natural gas costs. Avista Utilities requested rate reductions in Washington, Oregon, Idaho and California. Natural gas rate decreases of 17.4 percent, 15.5 percent and 7.1 percent have been approved and implemented subsequent to September 30, 2002 in Washington, Idaho and Oregon, respectively. A natural gas rate decrease of 16.2 percent in California is currently pending regulatory approval. These natural gas rate decreases are designed to pass through changes in purchased natural gas costs to customers and reduce operating revenues and resource costs with no change in Avista Utilities’ gross margin or net income.

Western Power Market Issues

Avista Utilities and Avista Energy participate directly and indirectly in the power markets in the western United States. Developments in these markets have impacted both Avista Utilities and Avista Energy. Federal and state officials, including the FERC and the California Public Utility Commission (CPUC), commenced reviews in 2000 to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in the wholesale markets. The proceedings are continuing and their ultimate outcome and the resulting impact on the Company cannot be predicted at this time.

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of September 30, 2002, Avista Energy’s accounts receivable outstanding related to defaulting parties in California did not exceed its reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations.

In July 2001, the FERC issued an order to commence a fact-finding hearing to determine if refunds should be owed and if so, the amounts of such refunds, for sales during the period from October 2, 2000 to June 20, 2001 in the California spot market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. The FERC has indicated a finding of facts and recommendation will be forthcoming in December 2002. However, The FERC announced that it is considering changing the method used to determine natural gas costs for calculating refunds in this proceeding, which could delay their findings. Avista Energy is participating in this proceeding pursuant to the FERC order and cannot predict its outcome at this time. If retroactive price caps or refunds were imposed, Avista Energy could assert offsetting claims.

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

Avista Corp. is participating with nine other utilities in the Pacific Northwest in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to a FERC order requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a description of efforts to participate in a RTO, and any existing obstacles to RTO participation. RTO West filed its Stage 2 proposal with the FERC in March 2002 and received limited approval from the FERC of this initial plan in September 2002. Depending on regional support, RTO West could be operational in late 2005 or early 2006.

Avista Corp. and two other Western utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of five states and own or lease the high voltage transmission facilities of the participating utilities. TransConnect filed its proposal with the FERC in November 2001 and received approval in September 2002.

The final proposals must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect or RTO West will ultimately depend on the conditions related to the formation of the entities, as well as the economics and conditions imposed in the regulatory approval process. If TransConnect were formed, it could result in Avista Utilities divesting its electric transmission assets. The formation of RTO West or TransConnect could have an impact on the Company’s transmission costs. However, the Company believes that any changes to transmission costs would be reflected as an adjustment to retail rates.

On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking proposing a Standard Market Design (SMD) that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new SMD would establish a generation adequacy requirement for “load-serving entities” and a standard platform for the sale of electricity and transmission services. Under the new SMD, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including Avista Utilities, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. Public meetings are scheduled to be held during the fourth quarter of 2002 and the comment period for certain issues has been extended to January 10, 2003 with the final SMD expected to be issued during the first half of 2003. Once the final SMD is issued, a phased compliance schedule will begin with final implementation expected to take effect by the end of 2004. The Company is currently in the process of determining the impact the proposed SMD would have on its operations as well as how the SMD would impact the RTO West and TransConnect proposals. The Company is subject to state regulation in each of the states it operates in. State regulatory agencies are actively involved in the SMD rulemaking process.

Results of Operations

Overall Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

The loss from continuing operations was $1.1 million for the three months ended September 30, 2002 compared to income from continuing operations of $6.1 million for the three months ended September 30, 2001. The decrease is primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $2.7 million for the three months ended September 30, 2002 compared to $8.3 million for the three months ended September 30, 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s net margin. During the second half of 2001 and the first nine months of 2002, volatility in wholesale energy markets in the western United States decreased relative to the first nine months of 2001, which reduced Avista Energy’s earnings potential. Avista Utilities incurred a net loss of $0.5 million for the three months ended September 30, 2002, compared to net income of $3.5 million for the three months ended September 30, 2001.

The Information and Technology line of business incurred a net loss of $2.9 million for the three months ended September 30, 2002 compared to a net loss of $4.9 million for three months ended September 30, 2001.

The Other line of business incurred a net loss of $0.5 million for three months ended September 30, 2002 compared to a net loss of $0.7 million for the three months ended September 30, 2001.

The discontinued operations of Avista Communications recorded a net loss of $0.5 million for three months ended September 30, 2002 compared to a net loss of $38.4 million for the three months ended September 30, 2001. The significant loss for the three months ended September 30, 2001 was primarily due to asset impairment charges of $58.4 million.

Total revenues decreased $42.3 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Avista Utilities’ revenues decreased $26.7 million, or 13 percent, primarily due to decreased wholesale electric sales, partially offset by increased retail electric revenues. Wholesale electric sales decreased due to both a decrease in volumes and a decrease in prices. The increase in retail electric revenues is primarily a result of higher rates approved by state regulatory agencies to recover deferred power costs as well as the general electric rate case order approved by the WUTC in June 2002. Revenues from Energy Trading and Marketing decreased $16.4 million, or 63 percent, primarily due to decreased energy commodity prices and reduced market volatility. Revenues from the Information and Technology companies increased 15 percent to $4.6 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business were $4.0 million for the three months ended September 30, 2002, an increase of $0.3 million from the three months ended September 30, 2001.

Total resource costs decreased $33.5 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to reduced power purchase expenses and decreased fuel for generation expenses. Power purchase expenses and fuel for generation decreased due to lower wholesale market prices, increased hydroelectric generation, reduced wholesale obligations and decreased thermal generation. Decreases in power purchased and fuel for generation were partially offset by $3.1 million of net amortization of deferred power and natural gas costs for the three months ended September 30, 2002, compared to net deferrals of $117.8 million for the three months ended September 30, 2001.

Operations and maintenance expenses increased $0.8 million primarily due to increased expenses for Avista Utilities, partially offset by a decrease for the Information and Technology segment. The increase for Avista Utilities is primarily due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for the three months ended September 30, 2001. Due to improving liquidity in 2002, cost reductions measures have not been as restrictive as the second half of 2001. Information and Technology implemented initiatives and reduced its workforce during 2002 to decrease operating costs.

The Company’s consolidated administrative and general expenses were consistent with the prior year. Increased costs for Avista Utilities and Energy Trading and Marketing were offset by decreased costs for Information and Technology and Other. Consistent with the change in operations and maintenance expenses, Avista Utilities’ implemented initiatives during the third quarter of 2001 to temporarily reduce certain administrative and general expenses to improve liquidity and operating cash flows.

Taxes other than income taxes increased $4.2 million primarily due to increased electric retail revenues and related taxes for Avista Utilities.

Interest expense decreased $2.6 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, primarily due to reduced levels of average outstanding debt during the 2002 period. During the nine months ended September 30, 2002, the Company repurchased $200.3 million of long-term debt.

Other income-net increased $2.9 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase was primarily due to an impairment charge of $8.2 million recorded during the three months ended September 30, 2001 related to three turbines that were owned by Avista Power. This was partially offset by a $2.2 million decrease in interest recorded on deferred power and natural gas costs and a $2.5 million decrease in other income.

Income taxes decreased $0.4 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to decreased earnings before income taxes partially offset by the effect of permanent tax differences. Income tax expense is greater than income from continuing operations before income taxes due to permanent tax differences, such as accelerated tax depreciation resulting from the Company’s previous transition to a new accounting standard for income taxes.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Income from continuing operations was $23.8 million for the nine months ended September 30, 2002 compared to income from continuing operations of $64.2 million for the nine months ended September 30, 2001. The decrease is primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $19.4 million for the nine months ended September 30, 2002 compared to $56.6 million for the nine months ended September 30, 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s net margin. During the second half of 2001 and the first nine months of 2002, volatility in wholesale energy markets in the western United States decreased relative to the first half of 2001, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $24.8 million for the nine months ended September 30, 2002, compared to net income of $26.7 million for the nine months ended September 30, 2001.

The Information and Technology line of business incurred a net loss of $9.9 million for the nine months ended September 30, 2002 compared to a net loss of $15.6 million for the nine months ended September 30, 2001.

The Other line of business incurred a net loss of $10.5 million for the nine months ended September 30, 2002 compared to a net loss of $3.4 million for the nine months ended September 30, 2001. The increase in the net loss is primarily due to litigation costs and settlements.

The discontinued operations of Avista Communications recorded net income of $0.2 million for the nine months ended September 30, 2002 compared to a net loss of $44.4 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 is primarily due to the favorable settlement of a lawsuit during the period. The significant loss for the nine months ended September 30, 2001 was primarily due to asset impairment charges of $58.4 million.

Total revenues decreased $361.9 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Avista Utilities’ revenues decreased $282.8 million, or 30 percent, primarily due to decreased wholesale electric sales, partially offset by increased retail revenues from both electric and natural gas sales. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts. The decrease in wholesale sales also reflects a decrease in wholesale prices. The increase in retail revenues is primarily a result of higher rates approved by state regulatory commissions to recover deferred power and natural gas costs as well as the general electric rate case order approved by the WUTC in June 2002. Revenues from Energy Trading and Marketing decreased $79.1 million, or 64 percent, primarily due to decreased energy commodity prices as well as reduced market volatility. Revenues from the Information and Technology companies increased 24 percent to $12.5 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business decreased $2.5 million reflecting decreased activity in this line of business.

Total resource costs decreased $309.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to reduced power purchase expenses, decreased cost of natural gas purchased to serve retail customers and decreased fuel for generation expenses. Power purchase expenses, natural gas purchased and fuel for generation decreased due to lower wholesale market prices, increased hydroelectric generation, reduced wholesale sales obligations and decreased thermal generation. Decreases in power and natural gas purchases as well as fuel for generation were partially offset by $66.5 million of net amortization of deferred power and natural gas costs for the nine months ended September 30, 2002, compared to net deferrals of $252.3 million for the nine months ended September 30, 2001.

Operations and maintenance expenses decreased $3.4 million primarily due to reduced expenses for Avista Utilities. The decrease is primarily due to management initiatives implemented during the third quarter of 2001 designed to reduce certain operating expenses to improve liquidity and operating cash flows.

Administrative and general expenses decreased $4.9 million primarily due to reduced expenses for Energy Trading and Marketing. This was primarily a result of reduced incentive compensation expenses as a result of decreased earnings as well as reduced professional fees. This was partially offset by an increase in the Other business segment due to litigation costs and settlements.

Taxes other than income taxes increased $7.4 million primarily due to increased retail revenues and related taxes for Avista Utilities.

Interest expense increased $4.0 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to higher levels of average outstanding debt during the 2002 period. The amount of debt outstanding increased substantially during 2001 with the issuance of $400.0 million of Unsecured Senior Notes in April 2001 and $150.0 million of First Mortgage Bonds in December 2001. During the nine months ended September 30, 2002, the Company repurchased $200.3 million of long-term debt.

Other income-net decreased $3.9 million primarily due to reduced interest income partially offset by impairment charges recorded during 2001.

Income taxes decreased $18.5 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to decreased earnings before income taxes. The effective tax rate was 48.5 percent for the nine months ended September 30, 2002 compared to 38.9 percent for the nine months ended September 30, 2001. The increase in the effective tax rate is primarily due to decreased earnings and the increased effect of permanent tax differences, such as accelerated tax depreciation resulting from the Company’s previous transition to a new accounting standard for income taxes.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $6.4 million of goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, was impaired. The Company recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change in the Consolidated Statement of Income.

Diluted earnings (loss) per common share by business segments

The following table presents diluted earnings (loss) per common share by business segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Avista Utilities	$(0.02)	$0.06	$0.48	$0.52
Energy Trading and Marketing	0.05	0.17	0.41	1.20
Information and Technology	(0.06)	(0.10)	(0.21)	(0.33)
Other	(0.01)	(0.01)	(0.22)	(0.07)

Total from continuing operations	(0.04)	0.12	0.46	1.32
Discontinued operations	(0.01)	(0.81)	0.01	(0.94)

Total before cumulative effect of accounting change	(0.05)	(0.69)	0.47	0.38
Cumulative effect of accounting change	—	—	(0.09)	—

Total	$(0.05)	$(0.69)	$0.38	$0.38

Avista Utilities

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Avista Utilities recorded a net loss of $0.5 million for the three months ended September 30, 2002 compared to net income of $3.5 million for the three months ended September 30, 2001. Avista Utilities’ pre-tax income from operations was $22.0 million for the three months ended September 30, 2002 compared to $23.1 million for the three months ended September 30, 2001. This decrease was primarily due to an increase in operating expenses (excluding resource costs) partially offset by an increase in gross margin. Avista Utilities’ operating revenues decreased $26.7 million and resource costs decreased $33.5 million resulting in an increase of $6.8 million in gross margin for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The general electric rate case order issued by the WUTC that provides for a 19.3 percent increase in base retail rates effective July 1, 2002 contributed to the increase in gross margin.

Retail electric revenues increased $17.1 million for the three months ended September 30, 2002 from the three months ended September 30, 2001. This increase was primarily due to the electric surcharges implemented in Washington and Idaho to recover deferred power costs and the June 2002 electric rate case order issued by the WUTC, partially offset by decreased total kWhs sold. Wholesale electric revenues decreased $47.8 million, or 73 percent, reflecting wholesale sales volumes which decreased 57 percent from 2001 and average sales prices that were 38 percent lower than the prior year. Average wholesale sales prices decreased to $27.22 per MWh for the three months ended September 30, 2002 from $43.67 per MWh for the three months ended September 30, 2001 reflecting decreased electric prices in the western United States. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts. The extent of future wholesale transactions will be based on the availability of resources owned or controlled by the Company and changes to loads of the Company’s customers and contractual obligations.

Other electric revenues increased $4.4 million primarily due to the sale of natural gas purchased for electric generation that was not used in Avista Utilities’ own generation. The Company had less thermal generation based on retail demand, increased hydroelectric generation and the level of wholesale market prices.

Power purchased for the three months ended September 30, 2002 decreased $149.8 million, or 83 percent, compared to the three months ended September 30, 2001 primarily due to the decreased volume and price of power purchases. Average purchased power prices for the three months ended September 30, 2002 were $23.64 per MWh or 70 percent lower than $79.52 per MWh for the three months ended September 30, 2001 and volumes purchased decreased 42 percent compared to the three months ended September 30, 2001. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales as discussed above. Increased hydroelectric resource availability also decreased wholesale power purchase requirements to meet retail demand.

During the three months ended September 30, 2002, Avista Utilities recovered $6.6 million in deferred power costs in Washington and $5.7 million in Idaho. During the three months ended September 30, 2002 Avista Utilities deferred $4.6 million of power costs in Washington and $4.2 million in Idaho. Additionally, Avista Utilities expensed the initial $4.5 million of power costs above the amount allowed in retail rates during the three months ended September 30, 2002. The total balance of deferred power costs was $115.9 million for Washington and $37.8 million for Idaho as of September 30, 2002. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent. The June 2002 WUTC order with respect to the general electric rate case modified the electric surcharge such that 11.9 percent represents the continued recovery of deferred power costs and the remainder will be applied to offset the Company’s general operating costs. In October 2002, the IPUC approved the extension of a previously approved PCA surcharge of 19.4 percent. During the three months ended September 30, 2002, $6.9 million of a deferred non-cash credit was offset against the Idaho share of deferred power costs. See further description of the issues related to deferred power costs in the section “Avista Utilities – Regulatory Matters.”

During the three months ended September 30, 2002, Avista Utilities had $0.5 million of net deferrals of natural gas costs. Total deferred natural gas costs were $21.8 million as of September 30, 2002.

The cost of fuel for generation for the three months ended September 30, 2002 decreased $15.1 million from the three months ended September 30, 2001 primarily due to a decrease in thermal generation. Thermal generation decreased 46 percent primarily due to increased hydroelectric generation and lower wholesale market prices.

Other fuel costs for the three months ended September 30, 2002 increased $13.1 million compared to the three months ended September 30, 2001. This increase was due to the increased cost of natural gas purchased as fuel for generation that was not used. This excess natural gas was sold with the associated revenues reflected as other electric revenues.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Avista Utilities recorded net income of $24.8 million for the nine months ended September 30, 2002 compared to net income of $26.7 million for the nine months ended September 30, 2001. Avista Utilities’ pre-tax income from operations was $108.3 million for the nine months ended September 30, 2002 compared to $95.3 million for the nine months ended September 30, 2001. This increase was primarily due to an increase in gross margin. Avista Utilities’ operating revenues decreased $282.8 million and resource costs decreased $309.6 million resulting in an increase of $26.8 million in gross margin for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in gross margin was partially offset by an increase in other operating expense (excluding resource costs). The general electric rate case order issued by the WUTC that provides for a 19.3 percent increase in base retail rates effective July 1, 2002 contributed to the increase in gross margin.

Retail electric revenues increased $56.7 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This increase was primarily due to the electric surcharges implemented in Washington and Idaho to recover deferred power costs and the June 2002 electric rate case order issued by the WUTC, partially offset by decreased use per customer and total kWhs sold. The increase in retail electric revenues was also due to refunds to customers in January 2001 from the gain on the sale of Avista Utilities’ interest in the Centralia Power Plant which reduced revenues for the nine months ended September 30, 2001. Wholesale electric revenues decreased $372.4 million, or 88 percent, reflecting wholesale sales volumes which decreased 66 percent from 2001 and average sales prices that were 64 percent lower than the prior year. Average wholesale sales prices decreased to $27.54 per MWh for the nine months ended September 30, 2002 from $77.53 per MWh for the nine months ended September 30, 2001 reflecting decreased electric prices in the western United States. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales that expired in July 2001. The extent of future wholesale transactions will be based on the availability of resources owned or controlled by the Company and changes to loads of the Company’s customers and contractual obligations.

Other electric revenues increased $12.3 million primarily due to the sale of natural gas purchased for electric generation that was not used in generation. The Company had less thermal generation based on retail demand, increased hydroelectric generation and the level of wholesale market prices.

Natural gas revenues increased $20.6 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 due to increased prices approved by state commissions to recover increased natural gas costs.

Power purchased for the nine months ended September 30, 2002 decreased $566.4 million, or 89 percent, compared to the nine months ended September 30, 2001 primarily due to the decreased volume and price of power purchases. Average purchased power prices for the three months ended September 30, 2002 were $22.38 per MWh or 74 percent lower than $87.24 per MWh for the three months ended September 30, 2001 and volumes purchased decreased 56 percent compared to the nine months ended September 30, 2001. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales as discussed above. Increased hydroelectric resource availability also decreased wholesale power purchase requirements to meet retail demand.

During the nine months ended September 30, 2002, Avista Utilities recovered $32.2 million in deferred power costs in Washington and $18.5 million in Idaho. During the nine months ended September 30, 2002 Avista Utilities deferred $8.7 million of power costs in Washington and $6.3 million in Idaho. During the nine months ended September 30, 2002, $20.8 million of a deferred non-cash credit was offset against the Idaho share of deferred power costs. See further description of issues related to deferred power costs in the section “Avista Utilities — Regulatory Matters.”

During the nine months ended September 30, 2002, Avista Utilities had $31.8 million of net amortization of deferred natural gas costs. Total deferred natural gas costs were $21.8 million as of September 30, 2002.

The cost of fuel for generation for the nine months ended September 30, 2002 decreased $58.3 million from the nine months ended September 30, 2001 primarily due to a decrease in thermal generation as well as a decrease in the average cost of natural gas used for generation. Thermal generation decreased 47 percent primarily due to increased hydroelectric generation and wholesale market prices.

The expense for natural gas purchased for the nine months ended September 30, 2002 decreased $46.3 million compared to the nine months ended September 30, 2001 primarily due to the decreased average cost of natural gas.

Other fuel costs for the nine months ended September 30, 2002 increased $40.2 million compared to the nine months ended September 30, 2001. This was due to an increase in natural gas purchased as fuel for generation that was not used. This excess natural gas was sold with the associated revenues reflected as other electric revenues.

Construction is nearly completed on the 280 MW combined cycle natural gas-fired turbine power plant at the Coyote Springs 2 site near Boardman, Oregon which is currently 50 percent owned by Avista Power and 50 percent owned by an affiliate of Mirant Americas Development, Inc. (Mirant). Avista Power’s 50 percent ownership interest in the plant is currently included in the Energy Trading and Marketing line of business. Avista Corp. and Mirant are sharing equally in the costs of construction, operation and output from the plant. On May 6, 2002, a transformer at the site failed and caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The release of the coolant oil did not result in significant environmental contamination. While the cause of the failure is still being investigated, the Company anticipates the cost of the cleanup as well as the cost of replacing the damaged transformer will be considered covered losses under the relevant insurance policies. Additionally, the Company continues to evaluate the merits of possible claims against those parties that may be responsible for the transformer failure. The damage to the transformer delayed the scheduled completion of the project from the third quarter of 2002 to at least the first quarter of 2003. As of September 30, 2002, the Company had invested $106.1 million in the Coyote Springs 2 project (including capitalized interest) and the Company’s total investment in the project is expected to be $108.6 million (including capitalized interest) at completion. Construction activities with the exception of replacing the transformer are substantially completed. No interest will be capitalized with respect to the project subsequent to September 30, 2002. The Company’s 50 percent ownership interest in the plant will be transferred from Avista Power to Avista Corp. in January 2003 to be operated as an asset of Avista Utilities.

Energy Trading and Marketing

Energy Trading and Marketing includes the results of Avista Energy and Avista Power.

Avista Energy currently accounts for energy commodity trading activity in compliance with EITF Issue No. 98-10. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy will be required to account for energy trading contracts that meet the definition of a derivative in compliance with SFAS No. 133. Contracts not meeting the definition of a derivative will be accounted for on an accrual basis. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations. See Note 2 for further details.

Avista Energy maintains an energy trading portfolio that it marks to estimated fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For natural gas commodity instruments, these market prices are generally available through three years. For electric commodity instruments, these market prices are generally available through two years. For longer-term positions and certain short-term positions for which market prices are not available, models based on forward price curves are utilized. These models incorporate a variety of estimates and assumptions most of which are beyond Avista Energy’s control, including, among others, estimates and assumptions as to demand growth, fuel price escalation, availability of existing generation and costs of new generation. Actual experience can vary significantly from these estimates and assumptions.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Avista Energy’s trading operations are affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC-ordered price caps, deregulation of the electric utility industry, the creditworthiness of counterparties and the reduced liquidity in energy markets. See “Business Risk” for further information.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Energy Trading and Marketing’s net income was $2.7 million for the three months ended September 30, 2002, compared to $8.3 million for the three months ended September 30, 2001. The primary reason for the decrease in net income was a decrease in net margin. Net margin, which is reported as operating revenues, was $9.8 million for the three months ended September 30, 2002 compared to $26.2 million for the three months ended September 30, 2001.

Realized gains increased to $61.5 million for the three months ended September 30, 2002 from $47.4 million for the three months ended September 30, 2001. The increase was primarily due to the settlement of contracts and the realization of previously unrealized gains. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $51.7 million for the three months ended September 30, 2002 compared to an unrealized loss of $21.2 million for the three months ended September 30, 2001. The increase in the unrealized loss is primarily due to the settlement of contracts and the realization of previously unrealized gains and decreased volatility in the wholesale energy markets.

Administrative and general expenses increased $0.4 million, or 9 percent, from the three months ended September 30, 2001 primarily due to increased professional fees partially offset by reduced incentive compensation expense based on lower earnings.

During the three months ended September 30, 2001 the Company recorded an impairment charge of $8.2 million related to three turbines that were owned by Avista Power. The Company originally planned to use these turbines in a non-regulated generation project. During the three months ended September 30, 2001, the Company decided that Avista Power would no longer pursue the development of non-regulated generation projects.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Energy Trading and Marketing’s net income was $19.4 million for the nine months ended September 30, 2002, compared to $56.6 million for the nine months ended September 30, 2001. The primary reason for the decrease in net income was a decrease in net margin. Net margin, which is reported as operating revenues, was $44.1 million for the nine months ended September 30, 2002 compared to $123.2 million for the nine months ended September 30, 2001.

Realized gains decreased to $125.0 million for the nine months ended September 30, 2002 from $143.7 million for the nine months ended September 30, 2001. Realized gains represent the net gain on contracts that have settled. The decrease was primarily due to a decrease in the underlying commodity values that settled and a decrease in the volume of transactions, as well as a decrease in the volatility in the wholesale energy markets. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $80.9 million for the nine months ended September 30, 2002 compared to an unrealized loss of $20.5 million for the nine months ended September 30, 2001. The increase in the unrealized loss is primarily due to the settlement of contracts and the realization of previously unrealized gains and decreased volatility in the wholesale energy markets.

Administrative and general expenses decreased $11.1 million, or 41 percent, from the nine months ended September 30, 2001 primarily due to reduced incentive compensation expense based on lower earnings in 2002. Reduced professional fees also contributed to the decrease in administrative and general expenses. Professional fees were high during the nine months ended September 30, 2001 due to expenses associated with the California energy crisis (see “Western Power Market Issues”) and the CFTC investigation related to certain trades in 1998, which was resolved in 2001.

Energy Trading and Marketing’s total assets decreased $260.7 million from December 31, 2001 to September 30, 2002 primarily due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets reflects the settlement of contracts and a decrease in commodity prices during the nine months ended September 30, 2002.

The following summarizes information with respect to Avista Energy’s trading activities during the nine months ended September 30, 2002 (dollars in thousands):

	Natural Gas	Electric	Total
	Assets and	Assets and	Unrealized Gain
	Liabilities	Liabilities	(Loss) (4)

Fair value of contracts as of December 31, 2001	$38,392	$148,325	$186,717
Less contracts settled during 2002 (1)	(30,952)	(94,051)	(125,003)
Fair value of new contracts when entered into during 2002 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	30,343	7,259	37,602

Fair value of contracts as of September 30, 2002	$37,783	$61,533	$99,316

(1)	Contracts settled during the nine months ended September 30, 2002 include those contracts that were open in 2001 but settled during the nine months ended September 30, 2002 as well as new contracts entered into and settled during the nine months ended September 30, 2002. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy has not entered into any origination transactions during 2002 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the nine months ended September 30, 2002, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

(4)	Change in unrealized gain (loss) does not reconcile to totals for the Energy Trading and Marketing segment due to an intercompany elimination between Avista Energy and Avista Power related to Avista Energy’s contract for the output from a generation plant that is 49 percent owned by Avista Power.

The following discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of September 30, 2002 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Natural gas assets (liabilities), net
Prices from other external sources (1)	$23,386	$6,221	$—	$—	$29,607
Fair value based on valuation models (2)	8,177	(1,923)	1,125	797	8,176

Total natural gas assets (liabilities), net	$31,563	$4,298	$1,125	$797	$37,783

Electric assets (liabilities), net
Prices from other external sources (1)	$34,730	$28,062	$—	$—	$62,792
Fair value based on valuation models (3)	(6,383)	1,376	6,854	(3,106)	(1,259)

Total electric assets (liabilities), net	$28,347	$29,438	$6,854	$(3,106)	$61,533

(1)	The fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For natural gas assets and liabilities, these market quotes are generally available through three years. For electric assets and liabilities, these market quotes are generally available through two years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather).

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

Avista Power is a 49 percent owner of a 270 MW natural gas-fired combustion turbine plant in Rathdrum, Idaho, which commenced commercial operation in September 2001. All of the output from this plant is contracted to Avista Energy for 25 years. In addition, Avista Power and co-owner Mirant have substantially completed the construction of the 280 MW Coyote Springs 2 Power Plant. In January 2003, Avista Power’s 50 percent ownership interest will be transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. On May 6, 2002, a transformer at the Coyote Springs 2 Power Plant caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The damaged transformer delayed the scheduled completion of the project from the third quarter of 2002 to at least the first quarter of 2003. See “Results of Operations: Avista Utilities” for further information.

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Avista Labs continues discussions with selected companies in its search for a strategic partner while moving forward with developing and selling its products. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Information and Technology’s net loss was $2.9 million for the three months ended September 30, 2002 compared to a net loss of $4.9 million for the three months ended September 30, 2001. Operating revenues for this line of business increased $0.6 million and operating expenses decreased $2.1 million, as compared to the three months ended September 30, 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses primarily reflects reduced expenses for Avista Advantage and Avista Labs due to improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Information and Technology’s net loss was $9.9 million for the nine months ended September 30, 2002 compared to a net loss of $15.6 million for the nine months ended September 30, 2001. Operating revenues for this line of business increased $2.5 million and operating expenses decreased $5.0 million, as compared to the nine months ended September 30, 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses primarily reflects reduced expenses for Avista Advantage and Avista Labs due to improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses. Certain non-recurring items in both periods also contributed to the decrease in operating expenses.

Other

The Other line of business includes Avista Ventures, Avista Capital (parent company only amounts), Pentzer and several other minor subsidiaries.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

The net loss from this line of business was $0.5 million for the three months ended September 30, 2002, compared to a net loss of $0.7 million for the three months ended September 30, 2001. Operating revenues from this line of business increased $0.3 million and operating expenses decreased $0.9 million, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As such, income from operations increased $1.2 million. The increase in income from operations was partially offset by a decrease in gains on the disposition of assets and other non-operating income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

The net loss before cumulative effect of accounting change from this line of business was $10.5 million for the nine months ended September 30, 2002, compared to a net loss of $3.4 million for the nine months ended September 30, 2001. The increase in the net loss was primarily due to a decrease in income from operations and partially due to an increase in interest expense as well as a reduction in gains on the disposition of assets. Operating revenues from this line of business decreased $2.5 million and operating expenses increased $3.5 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in income from operations is primarily due to an increase in litigation costs and settlements as well as a decrease in income from Advanced Manufacturing and Development, a subsidiary of Avista Ventures.

Discontinued Operations

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of operating assets is expected to be completed by the end of 2002. Certain liabilities of the operations may not be settled until 2003. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In August 2002, the Company entered into an agreement to sell substantially all of the remaining assets of Avista Communications to FiberLink LLC.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

The net loss for the three months ended September 30, 2002 was $0.5 million, compared to a net loss of $38.4 million for the three months ended September 30, 2001. The significant net loss for the three months ended September 30, 2001 was due to asset impairment charges of $58.4 million. During the three months ended September 30, 2002, a $0.4 million tax adjustment was recorded which increased the net loss for the quarter.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Net income for the nine months ended September 30, 2002 was $0.2 million, compared to a net loss of $44.4 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was primarily due to the favorable settlement of a lawsuit during the period. The significant net loss for the nine months ended September 30, 2001 was due to asset impairment charges of $58.4 million recorded during the third quarter of 2001.

Earnings Outlook

The Company expects to post consolidated earnings of between $0.60 and $0.70 per diluted share for the full year 2002 and consolidated earnings are expected to be in the range of $0.80 to $1.00 per diluted share in 2003. The 2003 projection reflects uncertainties surrounding reduced activity in the wholesale energy markets and increased expenses, such as pension and insurance. The projection for 2003 anticipates that the Company will expense the first $9 million in power costs above the amount allowed in base retail electric rates for Washington customers. The 2003 projection does not include any potential effect from the rescission of EITF Issue No. 98-10 and the resulting impact on Avista Energy. Avista Energy is in the process of evaluating its contracts under the provisions of SFAS No. 133 and determining the impact the rescission of EITF Issue No. 98-10 will have on the Company’s consolidated financial condition and results of operations. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward Looking Statements” and “Future Outlook-Business Risks.” See “Liquidity and Capital Resources” for additional information.

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $281.6 million for the nine months ended September 30, 2002 compared to net cash used in continuing operating activities of $95.8 million for the nine months ended September 30, 2001. The primary reason for the increase in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $66.5 million for the nine months ended September 30, 2002 compared to net deferrals of $252.3 million for the nine months ended September 30, 2001. This was primarily due to increased retail rates approved by the respective utility commissions to recover increased deferred power and natural gas costs incurred during 2000 and 2001. Net power and natural gas cost amortizations and deferrals are non-cash expenses that are added back or deducted from net income to determine net cash flows from operating activities using the indirect method. Net cash provided by working capital components was $99.2 million for the nine months ended September 30, 2002, compared to $85.7 million of net cash used for the nine months ended September 30, 2001. Changes in commodity prices and energy transactions that affected both Avista Utilities and Avista Energy were primarily responsible for the large changes in various working capital components, such as accounts receivable and accounts payable. Significant changes in non-cash items also included a $60.4 million change in energy commodity assets and liabilities, primarily related to Avista Energy as well as a $131.8 million decrease in the provision for deferred income taxes.

Continuing Investing Activities Net cash used in continuing investing activities was $56.1 million for the nine months ended September 30, 2002 compared to $233.2 million for the nine months ended September 30, 2001. This decrease was primarily due to a decrease in other capital expenditures. Other capital expenditures during the nine months ended September 30, 2001 were primarily for the construction of the Coyote Springs 2 Power Plant and the purchase of turbines by Avista Power that were planned to be used in a non-regulated generation project. Utility property construction expenditures decreased to $46.8 million for the nine months ended September 30, 2002 compared to $91.1 million for the nine months ended September 30, 2001.

Continuing Financing Activities Net cash used in continuing financing activities was $198.2 million for the nine months ended September 30, 2002 compared to net cash provided of $311.5 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002 short-term borrowings increased $34.0 million and the Company repurchased $200.3 million of long-term debt scheduled to mature in future years. The overall decrease in borrowings during the nine months ended September 30, 2002 reflects increased cash flows from operations primarily related to the recovery of deferred power and natural gas costs as well as a general rate increase for Washington electric customers that was partially used to repurchase long-term debt.

In April 2001, the Company issued $400.0 million of 9.75 percent Senior Notes due in 2008. During the nine months ended September 30, 2001 short-term borrowings decreased $38.2 million and $25.0 million of Medium-Term Notes matured. The overall increase in borrowings during the nine months ended September 30, 2001 reflected increased cash needs to fund capital expenditures and increased power and natural gas costs.

Discontinued Operations Net cash used in discontinued operations was $0.3 million for the nine months ended September 30, 2002 compared to $17.7 million of net cash used in discontinued operations for the nine months ended September 30, 2001. The change was primarily due to a decrease in operating costs and capital expenditures by Avista Communications as the Company decided to dispose of the operations.

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

The general electric rate case order issued by the WUTC in June 2002 should allow the Company to continue to improve its liquidity. The general rate case order provides for the restructuring and continuation of previously approved rate increases totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 and a 6.2 percent increase approved in March 2002). The general increase to base retail rates is 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to extend into 2008. Additionally, the Company has a PCA surcharge of 19.4 percent in place in Idaho. See further details in the section “Avista Utilities — Regulatory Matters.”

In addition to the rate increases described above, the Company has taken other steps to improve its liquidity. The Company completed the sale of 50 percent of its interest in the Coyote Springs 2 project to Mirant during the fourth quarter of 2001. The Company received $53.6 million in proceeds from Mirant. In addition, Mirant has also provided the majority of the remaining funds to complete the project, which is expected in the first quarter of 2003. The Company also sold three turbines owned by Avista Power with $22.7 million of proceeds received during the fourth quarter of 2001 and $22.7 million of proceeds received during 2002. Additionally, the Company significantly reduced capital expenditures for 2002 from the amount originally budgeted. The Company’s disposal of Avista Communications reduces future cash investments in the Information and Technology line of business.

These measures are largely related to the Company’s efforts to improve cash flows and should provide the Company the ability to maintain access to adequate levels of credit with its banks.

If Avista Utilities’ purchased power and natural gas costs were to significantly exceed the levels currently recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to return to levels higher than currently recovered from customers include, but are not limited to, a return to high prices in wholesale markets and high volumes of energy purchased in the wholesale markets. Factors beyond the Company’s control that could result in high volumes of energy purchased include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts.

Capital Resources

The Company incurred significant indebtedness to support capital expenditures, to fund power and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital through the end of 2001. However, as of September 30, 2002, the Company’s total debt outstanding was $1,086.4 million, a decrease from $1,252.6 million as of December 31, 2001. The decrease was primarily due to the repurchase of long-term debt partially offset by an increase in the amount borrowed under the Company’s committed line of credit. This was the result of improved operating cash flows from both Avista Utilities and Avista Energy. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the indebtedness, both short-term and long-term, could reduce the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary source of funds for operating needs, dividends and capital expenditures for the fourth quarter of 2002, continuing into 2003. For 2002 and subsequent years, the Company expects cash flows from operations to improve primarily from the recovery of deferred power and natural gas costs and from the electric rate increase approved by the WUTC. This should allow the Company to continue to reduce total debt outstanding. Capital expenditures are expected to be funded either with cash flows from operations or on an interim basis with short-term borrowings.

On May 21, 2002, the Company entered into a committed line of credit with various banks in the total amount of $225.0 million. The committed line of credit expires on May 20, 2003 and replaces the $220.0 million committed line of credit that expired on May 29, 2002. As of September 30, 2002, the Company had borrowed $90.0 million under this committed line of credit. Under this committed line of credit, the Company may have up to $50.0 million in letters of credit outstanding. As of September 30, 2002, there were $16.0 million of letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of September 30, 2002, the ratio was in compliance with this covenant at 55.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the four-fiscal quarter period ending September 30, 2002 to be greater than 1.6 to 1. As of September 30, 2002, the ratio was in compliance with this covenant at 1.94 to 1.

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of a default, it would be difficult for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of September 30, 2002, Avista Corp. was in compliance with the covenants of all of its financing agreements.

As part of its ongoing cash management practices and operations, Avista Corp. may, at any time, have short-term notes receivable and payable with Avista Capital. In turn, Avista Capital may also have short-term notes receivable and payable with its subsidiaries. As of September 30, 2002, Avista Corp. had short-term notes receivable of $163.8 million from Avista Capital of which $109.6 million of the receivables represents loans to Avista Power, primarily for the Coyote Springs 2 project and the purchase of a turbine in 2001.

During the nine months ended September 30, 2002, the Company repurchased $133.8 million of Medium-Term Notes scheduled to mature in 2003, $56.5 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. Subsequent to September 30, 2002, the Company repurchased $3.3 million of Unsecured Senior Notes scheduled to mature in 2008. In accordance with regulatory accounting standards, total net premiums paid to repurchase debt were $9.5 million and are being amortized over the average maturity period of outstanding debt.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of September 30, 2002, the Company could issue $146.7 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

In July 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. No common stock has been issued and the Company currently does not have any plans to issue common stock under this registration statement.

Pension Plan

The Company’s pension plan currently has assets with a fair value that is less than the present value of the accumulated benefit obligation under the plan. The amount of the deficiency will not be determined until the Company completes its annual actuarial valuation as December 31, 2002 in early 2003. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act. The Company has made $12 million in cash contributions to the pension plan in 2002 and did not make any cash contributions to the pension plan in 2001. The amount of the Company’s funding obligation for 2003 is expected to be approximately $12 million. The company is funding the plan at what it believes to be an adequate level, and plans to continue funding at a similar level.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC and the Company entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of September 30, 2002, $42.0 million in receivables were sold pursuant to the agreement.

WP Funding LP is an entity that was formed for the purpose of acquiring the Company’s natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of September 30, 2002. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB has issued an Exposure Draft relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. The current Exposure Draft would require the Company to begin consolidating WP Funding LP into its financial statements during the second quarter of 2003.

Total Company Capitalization

The Company’s total common equity increased $4.2 million during the nine months ended September 30, 2002 to $724.3 million as of September 30, 2002. This increase is primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan and employee benefit plans, partially offset by dividends and other comprehensive loss. The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings as of September 30, 2002, was 55.9 percent debt, 6.8 percent preferred securities and 37.3 percent common equity, compared to 59.4 percent debt, 6.4 percent preferred securities and 34.2 percent common equity as of December 31, 2001. The Company has a target capital structure of 50 percent debt and 50 percent preferred and common equity. The Company plans to achieve this capital structure primarily with the reduction of total debt and the retention of net earnings.

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

Avista Energy Operations

Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit. On June 28, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, renewed their credit agreement with a group of banks in the aggregate amount of $110.0 million expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. As of September 30, 2002, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled $12.4 million.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth” as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $52.8 million of such guarantees outstanding as of September 30, 2002. Avista Capital’s investment in Avista Energy totaled $229.6 million as of September 30, 2002.

Periodically, Avista Capital may loan funds to Avista Energy to support its short-term cash and collateral needs. These loans are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of September 30, 2002, there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital and offsetting transactions with counterparties. In addition to the letters of credit and other items included above, cash deposited with counterparties totaled $9.4 million as of September 30, 2002, and is included in the consolidated balance sheet in prepayments and other current assets. Avista Energy held cash deposits from other parties in the amount of $50.1 million as of September 30, 2002, and such amounts are subject to refund if conditions warrant because of continuing portfolio value fluctuations with those parties.

As of September 30, 2002, Avista Energy had $182.6 million in cash, including the $50.1 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the nine months ended September 30, 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $85.0 million in dividends to Avista Capital. In October 2002, Avista Energy paid $31.4 million in dividends to Avista Capital. Avista Capital used the cash proceeds to pay cash dividends and repay debt to Avista Corp.

Contractual Obligations

The Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2001 Form 10-K with the following exceptions:

During the nine months ended September 30, 2002, the Company repurchased $133.8 million of Medium-Term Notes scheduled to mature in 2003, $56.5 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. Subsequent to September 30, 2002, the Company repurchased $3.3 million of Unsecured Senior Notes scheduled to mature in 2008.

Short-term debt of Avista Utilities increased from $130.0 million as of December 31, 2001 to $132.0 million as of September 30, 2002. The amount outstanding as of September 30, 2002 was $90.0 million under the Company’s $225.0 million line of credit and $42.0 million under a $100.0 million accounts receivable financing facility as discussed under “Off-Balance Sheet Arrangements.” Amounts outstanding under the accounts receivable financing facility are accounted for as sales of accounts receivable in the Consolidated Balance Sheet. Both of these credit facilities were entered into during May 2002 and replace previous agreements that expired.

During the nine months ended September 30, 2002, Avista Utilities entered into power purchase contracts in the total amount of $84.8 million for the period 2004 through 2010.

Avista Energy’s contractual commitments to purchase energy commodities in future periods were as follows as of September 30, 2002 (dollars in millions):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Physical energy contracts	$842	$564	$292	$373	$2,071
Financial energy contracts	1,181	133	14	—	1,328

Total	$2,023	$697	$306	$373	$3,399

Avista Energy also has sales commitments related to energy commodities in future periods.

Other Commercial Commitments

The following table summarizes the Company’s other commercial commitments outstanding as of September 30, 2002 (dollars in millions):

	Commitment	Commitment
	Outstanding	Expiration

Letters of credit (1)	$31	2003
Guarantees (2)	$53	—

(1)	Represents letters of credit issued under the $110.0 million credit agreement at Avista Energy and the $50.0 million available for letters of credit under Avista Corp.’s $225.0 million line of credit. As of September 30, 2002, letters of credit totaled $12.4 million at Avista Energy and $16.0 million at Avista Corp. and primarily relate to energy purchase contracts. Also includes $3.0 million of other letters of credit that are backed by cash deposits.

(2)	The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was approximately $454.2 million as of September 30, 2002. At any point in time, Avista Capital is only liable for the outstanding portion of the guarantee, which was $52.8 million as of September 30, 2002. Most guarantees do not have set expiration dates; however, either party may terminate the guarantee at any time with minimal written notice.

As of September 30, 2002, Avista Corp. did not have any commitments outstanding with equity triggers. When the Company’s corporate credit rating was reduced to below investment grade in October 2001, additional collateral requirements due to rating triggers were met and further requirements are not currently anticipated. The Company does not expect any material impact from rating triggers; remaining triggers primarily relate to changes in pricing under certain financing agreements.

Additional Financial Data

As of September 30, 2002, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $920.2 million. Of such amount, $608.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $313.5 million represents secured indebtedness of the Company. The unamortized debt discount was $2.3 million. The subsidiaries had long-term debt of $0.4 million. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. In addition to long-term secured indebtedness, $90.0 million of the Company’s short-term debt outstanding under or backed by its $225.0 million committed line of credit is secured indebtedness.

Future Outlook

Business Strategy

Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion will primarily result from economic growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale electric requirements on an average annual basis. Avista Energy works primarily within the WECC and continues to seek to optimize its asset-backed trading base around gas storage and transportation and long-term electric supply and transmission contracts. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation plants. Avista Labs continues discussions with selected companies in its search for a strategic partner while moving forward with developing and selling its commercial fuel cell products. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and client satisfaction. The Company plans to dispose of assets and phase out of operations in the Other business segment that are not related to its energy operations.

Business Risk

The Company’s operations are exposed to risks, including legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recovery of purchased power and natural gas costs, streamflow and weather conditions, availability of generation facilities, competition, technology and availability of funding. See further discussion of risks at “Safe Harbor for Forward-Looking Statements.”

As described under “Avista Corp. Lines of Business,” hydroelectric conditions in 2001 were significantly below normal, leading to greater than normal reliance on purchased power. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. In order to recover deferred power costs, the WUTC approved a temporary 25 percent electric rate surcharge to Washington customers in September 2001 and the IPUC approved a total of a 19.4 percent PCA surcharge to Idaho customers in October 2001. In December 2001, the Company filed a general rate case with the WUTC. In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent (or $196 million) of deferred power supply costs incurred by the Company during the period from July 1, 2000 through December 31, 2001. In June 2002, the WUTC issued an order with respect to the Company’s general rate case filing. The order continues and restructures rate increases totaling 31.2 percent previously approved by the WUTC. The general increase to base rates is 19.3 percent and the remaining 11.9 percent will represent the continued recovery of deferred power costs. In October 2002, the IPUC extended the Idaho PCA surcharge of 19.4 percent for an additional year. Avista Utilities is not able to fully predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. Current estimates and projections by the Company indicate that deferred power costs would be recovered by 2008. See further information at “Avista Utilities — Regulatory Matters.”

Challenges facing Avista Utilities’ electric operations include, among other things, the timing of the recovery of deferred power and natural gas costs, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, customer response to price increases and surcharges, streamflows and weather conditions. Avista Utilities believes it faces minimal risk for stranded utility assets resulting from deregulation, primarily due to its relatively low-cost generation portfolio. In a deregulated environment, however, evolving technologies that provide alternate energy supplies could affect the market price of power, and certain generating assets could have capital and operating costs above the prevailing market prices.

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

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to energy commodity price risk. The price of power in wholesale markets is affected primarily by production costs and by other factors including streamflows, the availability of hydroelectric and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to operate thermal generating units. Any combination of these factors that resulted in a shortage of energy generally caused the market price of power to move upward. Additionally, the FERC imposed a price mitigation plan in the western United States in June 2001.

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

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The interest rate on $40 million of Company-Obligated Mandatorily Redeemable Preferred Trust Securities — Series B adjusts quarterly, reflecting current market conditions. In order to lower interest payments during a period of declining interest rates, Avista Corp. entered into an interest rate swap agreement, effective July 17, 2002, that terminates on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. Additionally, amounts borrowed under the Company’s $225.0 million line of credit have a variable interest rate.

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. These downgrades increased the cost of debt and other securities going forward and may affect the Company’s ability to issue debt and equity securities at reasonable interest rates and prices. The downgrades also required the Company to provide letters of credit and/or collateral to certain parties.

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during the nine months ended September 30, 2002 and is not expected to change materially in the near future.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks. The Company has risk management oversight for these risks for each area of the Company’s energy-related business. The Company has a Risk Management Committee, separate from the units that create such risk exposure and that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures. Avista Utilities and Avista Energy have policies and procedures in place to manage the risks, both quantitative and qualitative, inherent in their businesses. The Company’s Risk Management Committee reviews the status of risk exposures through regular reports and meetings and it monitors compliance with the Company’s risk management policies and procedures on a regular basis. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation and other factors may result in losses in earnings, cash flows and/or fair values.

Quantitative Risk Measurements. Avista Utilities has volume limits for its imbalance between projected loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities is able to vary the operation of its generating resources to help match hourly, daily and weekly load fluctuations. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected in the 18-month forward planning horizon. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations. Volume limits for forward periods are based on monthly and quarterly averages that may vary materially from the actual load and resource variations within any given month or operating day. Future projections of resources are updated as forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products available may not match Avista Utilities’ desired transaction size and shape. Therefore, open imbalance positions exist at any given time.

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

As of September 30, 2002, Avista Energy’s estimated potential one-day unfavorable impact on net margin was $0.9 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.4 million as of December 31, 2001. The average daily VAR for the nine months ended September 30, 2002 was $0.8 million. Avista Energy was in compliance with its one-day VAR limits during the nine months ended September 30, 2002. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of September 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources: Business Risk.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company’s filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9 of the Notes to Consolidated Financial Statements, which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

99(a)	Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Dated August 12, 2002 with respect to sworn statements delivered to the Securities and Exchange Commission by Gary G. Ely, Chairman of the Board, President and Chief Executive Officer, and Jon E. Eliassen, Senior Vice President and Chief Financial Officer.

Dated August 13, 2002 with respect to a FERC order to initiate an investigation into possible misconduct by Avista Corporation and Avista Energy and two affiliates of Enron Corporation: Enron Power Marketing, Inc. and Portland General Electric Corporation.

Dated September 11, 2002 with respect to an officer appointment and the dismissal of a derivative securities lawsuit.

Dated September 23, 2002 with respect to the status of the Montana Hydroelectric Security Act Initiative and a class action shareholder lawsuit filed against the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION

(Registrant)

Date: November 12, 2002	/s/ Jon E. Eliassen

Jon E. Eliassen Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Gary G. Ely, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avista Corporation:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Gary G. Ely

Gary G. Ely Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Jon E. Eliassen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avista Corporation:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Jon E. Eliassen

Jon E. Eliassen Senior Vice President and Chief Financial Officer (Principal Financial Officer)