Form 10-K
period 2002-12-31
AVISTA CORP
filed 2003-03-14
CIK 104918

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-3701

AVISTA CORPORATION

(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0462470 (I.R.S. Employer Identification No.)

1411 East Mission Avenue, Spokane, Washington (Address of principal executive offices)	99202-2600 (Zip Code)

Registrant’s telephone number, including area code:	509-489-0500
Web site: http://www.avistacorp.com

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class Common Stock, no par value, together with Preferred Share Purchase Rights appurtenant thereto	on Which Registered New York Stock Exchange Pacific Stock Exchange

7 7/8% Trust Originated Preferred Securities, Series A	New York Stock Exchange

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

Yes    [X]    No    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes    [X]    No    [  ]

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $660,054,800, based on the last reported sale price thereof on the consolidated tape on June 28, 2002.

As of February 28, 2003, 48,118,294 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Part of Form 10-K into Which
Document Proxy Statement to be filed in connection with the annual meeting of shareholders to be held May 8, 2003	Document is Incorporated Part III, Items 10, 11, 12 and 13

AVISTA CORPORATION

ACRONYMS AND TERMS
PART I
Available Information
Item 1. Business
Company Overview
Avista Utilities
General
Electric Operations
Electric Requirements
Electric Resources
Future Resource Needs
Forecasted Electric Energy Requirements and Resources
Hydroelectric Relicensing
Natural Gas Operations
Natural Gas Resources
Regulatory Issues
Industry Restructuring
Federal Level
State Level
Environmental Issues
AVISTA UTILITIES OPERATING STATISTICS
Energy Trading and Marketing Line of Business
Avista Energy
Avista Power
Information and Technology Line of Business
Avista Advantage
Avista Labs
Other Line of Business
Discontinued Operations — Avista Communications
Item 2. Properties
Avista Utilities
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor for Forward-Looking Statements
Avista Corp. Lines of Business
Avista Utilities – Regulatory Matters
Power Market Issues
Results of Operations
Overall Operations
Avista Utilities
Energy Trading and Marketing
Information and Technology
Other
Discontinued Operations
Earnings Outlook
New Generation Resource — Avista Utilities
New Accounting Standards
Critical Accounting Policies
Liquidity and Capital Resources
Review of Cash Flow Statement
Overall Liquidity
Capital Resources
Inter-Company Debt; Subordination
Pension Plan
Off-Balance Sheet Arrangements
Total Company Capitalization
Credit Ratings
Avista Utilities Operations
Energy Trading and Marketing Operations
Information and Technology Operations
Other Operations
Contractual Obligations
Additional Financial Data
Future Outlook
Business Strategy
Competition
Business Risk
Risk Management
Economic and Load Growth
Information Services Contract
Environmental Issues
Dividends
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
INDEPENDENT AUDITORS’ REPORT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS’ CONSENT
EXHIBIT INDEX
EXHIBIT 3(B)
EXHIBIT 10(B)-3
EXHIBIT 10(B)-4
EXHIBIT 10(B)-5
Exhibit 10(Q)-8
Exhibit 10(Q)-10
Exhibit 10(Q)-11
EXHIBIT 10.(Q)-12
EXHIBIT 12
EXHIBIT 21
EXHIBIT 99.(A)

AVISTA CORPORATION

* = not an applicable item in the 2002 calendar year for the Company

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

aMW	- Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time

AFUCE	- Allowance for Funds Used to Conserve Energy; a carrying charge similar to AFUDC (see below) for conservation-related capital expenditures

AFUDC	- Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period

APB	- Accounting Principles Board

Avista Capital	- Parent company to the Company’s non-utility businesses

Avista Corp.	- Avista Corporation, the Company

BPA	- Bonneville Power Administration

Capacity	- the rate at which a particular generating source produces energy, measured in KW or MW

Centralia	- the coal-fired Centralia Power Plant in western Washington State

Colstrip	- the coal-fired Colstrip Generating Plant in southeastern Montana

Coyote Springs 2	- the natural gas-fired Coyote Springs 2 Generating Plant located near Boardman, Oregon

CFTC	- U.S. Commodity Futures Trading Commission

CPUC	- California Public Utilities Commission

CT	- combustion turbine

Energy	- the amount of electricity produced or consumed over a period of time, measured in KWH or MWH

EITF	- Emerging Issues Task Force

ERM	- the Energy Recovery Mechanism in the State of Washington

FASB	- Financial Accounting Standards Board

FERC	- Federal Energy Regulatory Commission

IPUC	- Idaho Public Utilities Commission

KV	- Kilovolt - a measure of capacity on transmission lines

KW, KWH	- Kilowatt, kilowatt-hour, 1000 watts or 1000 watt hours

MTN	- Medium-Term Note

MW, MWH	- Megawatt, megawatt-hour, 1000 KW or 1000 KWH

AVISTA CORPORATION

OPUC	- Oregon Public Utility Commission

PCA	- the Power Cost Adjustment mechanism in the State of Idaho

PGA	- Purchased Gas Adjustment

PUD	- Public Utility District

PURPA	- the Public Utilities Regulatory Policies Act of 1978

RTO	- Regional Transmission Organization

SFAS	- Statement of Financial Accounting Standards

SMD	- Standard Market Design

Therm	- Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)

VAR	- Value-at-Risk, measures the expected risk of portfolio loss under hypothetical adverse price movements, over a given time interval within a given confidence level

Watt	- Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

WECC	- Western Electricity Coordinating Council

WUTC	- Washington Utilities and Transportation Commission

v

AVISTA CORPORATION

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Annual Report on Form 10-K at Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Most of these risks and uncertainties are beyond the Company’s control.

Available Information

The Web site address of Avista Corporation (Avista Corp. or the Company) is http://www.avistacorp.com. Avista Corp. makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on Avista Corp.’s Web site is not part of this report.

Item 1. Business

Company Overview

Avista Corp. was incorporated in the State of Washington in 1889. Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. As of December 31, 2002, the Company’s employees included approximately 1,410 people in its utility operations and approximately 540 people in its subsidiary businesses. The Company’s corporate headquarters are in Spokane, Washington, which serves as the Inland Northwest center for manufacturing, transportation, health care, education, communication, agricultural, financial and service businesses.

The Company’s operations are exposed to risks, including, but not limited to, the price and supply of purchased power, fuel and natural gas, recoverability of power and natural gas costs, streamflow and weather conditions, the effects of changes in legislative and governmental regulations, availability of generation facilities, competition, technology and availability of funding. Also, like other utilities, the Company’s facilities and operations may be exposed to terrorism risks. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

The Company is organized into four lines of business – Avista Utilities, Energy Trading and Marketing, Information and Technology, and Other. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of December 31, 2002, the Company had common equity investments of $457.6 million and $255.2 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities also engages in wholesale purchases and sales of electric capacity and energy. Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale energy requirements on an average annual basis.

The Energy Trading and Marketing line of business includes Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily within the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states. Avista Energy focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Power was originally formed to develop and own

AVISTA CORPORATION

generation assets. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation projects. Avista Power continues to manage the generation assets it currently owns, primarily its 49 percent interest in a 270 megawatt (MW) natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project), which commenced commercial operation in September 2001.

The Information and Technology line of business includes Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Avista Labs has patented and developed a modular air-cooled, self-hydrating Proton Exchange Membrane (PEM) fuel cell that delivers reliable and clean distributed power solutions. In addition to developing its modular fuel cell products, Avista Labs is contracting with selected market channels to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen. Avista Corp. continues discussions with selected companies in its search for a financial partner for Avista Labs with the goal of owning less than 20 percent of this company.

The Other line of business includes Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts), Pentzer Corporation (Pentzer) and several other subsidiaries. The Company continues to limit its future investment in this line of business.

The Company’s current lines of business, and the companies included within them, are illustrated below:

      ☐ - denotes a business entity.

      O  - denotes an operating division or line of business.

See “Item 6. Selected Financial Data” and “Schedule of Information by Business Segments in the Consolidated Financial Statements” for information with respect to the operating performance of each business segment.

AVISTA CORPORATION

Avista Utilities

General

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Retail electric and natural gas customers include residential, commercial and industrial classifications. Avista Utilities also engages in wholesale purchases and sales of electric capacity and energy as part of its resource management and load-serving obligations.

Avista Utilities provides electric and natural gas distribution and transmission services in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 813,000. It also provides natural gas distribution service in a 4,000 square mile area in northeast and southwest Oregon and in the South Lake Tahoe region of California, with the population in these areas approximating 611,000. At the end of 2002, Avista Utilities supplied retail electric service to approximately 320,000 customers in eastern Washington and northern Idaho and retail natural gas service to approximately 290,000 customers in parts of Washington, Idaho, Oregon and California.

Avista Utilities anticipates residential and commercial electric load growth to average between 2.5 and 3.5 percent annually for the next four years, primarily due to expected increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase; however, the average annual usage by residential customers is not expected to change significantly. For the next four years, Avista Utilities expects natural gas load growth to average between 3.0 and 4.0 percent annually in its service territory. The natural gas load growth is primarily due to expected conversions from electric space, oil space and electric water heating to natural gas, and increases in both population and the number of businesses in Avista Utilities’ service territories. These electric and natural gas load growth projections are based on purchased economic forecasts, publicly available studies, and internal analysis of company-specific data, such as energy consumption patterns and internal business plans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook” for additional information.

During 2001 and 2002, Avista Utilities experienced decreased loads and decreased use per customer with respect to both electric and natural gas retail sales. The decrease in use per customer appears to be primarily due to a response to the increase in rates and the resulting conservation efforts of individual customers. The decrease in use per customer in 2002 and 2001 as compared to 2000 also appears to reflect milder weather in 2002 and 2001 as compared to 2000. The decrease in total kilowatt-hours (kWhs) and therms sold primarily relates to industrial customers and appears to reflect a general downturn in the economy of Avista Utilities’ service territory. However, as described above, based on economic forecasts, publicly available studies and internal analysis of company-specific data, the Company does not expect the trend of declining loads to continue over the next four years.

Electric Operations

In addition to providing electric transmission and distribution services, Avista Utilities generates electricity for sales to customers. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. In mid-2003, it is expected that the natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) will be placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2. In addition to company-owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. See “Item 2. Properties” for further information with respect to generation properties.

Historically, Avista Utilities’ electric rates to retail customers have been among the lowest of investor-owned utilities in the United States, due primarily to its large proportion of hydroelectric resources as compared to other investor-owned utilities. Retail electric rates remain low, relative to other investor-owned utilities in the United States, even after the enactment of rate increases in 2001 and 2002. See “Regulatory Issues-Power Cost Deferrals” and “Regulatory Issues-General Rate Cases” for further information.

Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities in the wholesale market under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and

AVISTA CORPORATION

experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions.

Participants in the electric wholesale market include other utilities, federal marketing agencies and power marketers. The electric wholesale market has changed significantly over the last few years with respect to market participants involved, level of activity, variability in market prices, liquidity, Federal Energy Regulatory Commission (FERC)-imposed price caps and counterparty credit issues. During 2000 and the first half of 2001, the electric wholesale market in the WECC region was more turbulent than previously experienced and marked by significant volatility, service disruptions and defaults by certain participants. During the second half of 2001 and 2002 wholesale market prices and volatility both decreased to levels similar to those experienced before 2000. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Power Market Issues” for more information.

Challenges facing Avista Utilities’ electric operations include, among other things, the timing of the recovery of deferred power supply costs, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, potential tax law changes, customer response to price increases and surcharges, streamflows and weather conditions. Avista Utilities may also be exposed to refunds for wholesale power sales depending on the outcome of the FERC’s retroactive price cap proceeding for the Pacific Northwest; however, Avista Utilities would have the opportunity to assert offsetting claims. See “Industry Restructuring,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Power Market Issues” and “Note 1 of Notes to Consolidated Financial Statements” for additional information.

Electric Requirements

The peak electric load requirement for 2002 was 1,855 MW (including retail native load of 1,389 MW, long-term wholesale obligations of 320 MW and short-term wholesale obligations of 146 MW). This peak occurred on July 12, 2002 at which time the maximum resource capacity available from Avista Utilities was 2,287 MW. The maximum resource capacity included 1,362 MW of company-owned electric generation, 119 MW of long-term hydroelectric contracts, 210 MW of other long-term wholesale purchases and 596 MW of short-term wholesale purchases. Variations in energy usage by Avista Utilities’ customers occur from year to year, from season to season and hour to hour as a result of varying weather conditions and other energy usage behaviors. This necessitates a continual balancing of loads and resources, and requires both purchases and sales of energy for annual, quarterly, monthly, daily and hourly periods in order to meet electric requirements and to prudently manage and optimize available resources.

Electric Resources

General Avista Utilities’ diverse electric resource mix of hydroelectric projects, thermal generating facilities, and power purchases and exchanges, enables it to remain a low-cost and reliable provider of electric energy. At the end of 2002, Avista Utilities’ facilities had a total net capability of approximately 1,511 MW, of which 64 percent was hydroelectric and 36 percent was thermal. See “Avista Utilities Operating Statistics – Electric Operations” for energy resource statistics.

Hydroelectric Resources Hydroelectric generation is Avista Utilities’ lowest cost source per MWh of electricity and the availability of hydroelectric generation has a significant effect on its total power supply costs. Under normal streamflow and operating conditions, Avista Utilities projects that it would be able to meet approximately one-half of its total electric requirements (both retail and long-term wholesale) with its own hydroelectric generation and long-term hydroelectric contracts with certain Public Utility Districts in Washington state. Total hydroelectric resource generation (both company-owned and purchased under long-term hydroelectric contracts) was 4.8 million MWhs in 2002, compared to 3.2 million MWhs in 2001 and 4.7 million MWhs in 2000.

Total hydroelectric resources (including resources purchased under long-term hydroelectric contracts) generate 550 average megawatts (aMW) (or 4.8 million MWhs) annually under normal streamflow conditions. Hydroelectric resources generated 553 aMW during 2002. The streamflows to company-owned hydroelectric projects were 112 percent, 56 percent and 86 percent of normal in 2002, 2001 and 2000, respectively. In a “critical water” year (defined by the Northwest Power Pool as the worst water conditions on record), Avista Utilities would expect hydroelectric generation of 400 aMW, 150 aMW below normal. Hydroelectric generation for the year 2001 was 369 aMW, which was 181 aMW below normal and the lowest level in the 73 years in which records have been kept. The combination of low hydroelectric production and other factors resulted in Avista Utilities incurring power supply costs during the second half of 2000 and the year 2001 significantly in excess of the amount of power supply costs recovered through retail rates in effect at the time. See “Regulatory Issues – Power Cost Deferrals” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities-Regulatory Matters” for more information.

AVISTA CORPORATION

The following table shows Avista Utilities’ hydroelectric generation (in thousands of MWhs) during the years ended December 31:

	2002	2001	2000

Noxon Rapids	1,816	1,021	1,635
Cabinet Gorge	1,085	694	1,057
Post Falls	87	67	88
Upper Falls	75	66	76
Monroe Street	105	89	109
Nine Mile	126	99	135
Long Lake	511	370	511
Little Falls	205	158	208

Total company-owned hydroelectric generation	4,010	2,564	3,819
Long-term hydroelectric contracts	837	631	929

Total hydroelectric generation	4,847	3,195	4,748

Thermal Resources Avista Utilities owns a 15 percent interest in a twin-unit, coal-fired generating facility, the Colstrip 3 & 4 Generating Project (Colstrip) in southeastern Montana. Additionally, Avista Utilities owns a wood-waste-fired generating facility known as the Kettle Falls Generating Station (Kettle Falls) in northeastern Washington and a two-unit natural gas-fired CT generating facility, located in northeast Spokane (Northeast CT). Avista Utilities also leases and operates a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT). In addition, Avista Utilities owns two small generating facilities (Boulder Park and Kettle Falls CT) that were placed into service in 2002.

Avista Utilities owns a 50 percent interest in the natural gas-fired Coyote Springs 2 located near Boardman, Oregon. It is expected that Coyote Springs 2 will be placed into operation in the middle of 2003. In January 2003, Avista Power’s 50 percent ownership interest in Coyote Springs 2 was transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. In May 2002, a transformer at Coyote Springs 2 failed and caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The Company worked closely with the appropriate environmental agencies to complete a satisfactory cleanup of the oil. In December 2002, the replacement transformer was received, but it was determined to be damaged. The problems with the transformer have delayed the scheduled completion of Coyote Springs 2 from the third quarter of 2002 to the middle of 2003.

Until May 2000, Avista Utilities had a 15 percent interest in a twin-unit, coal-fired generating facility, the Centralia Power Plant (Centralia) in western Washington. In May 2000, the owners of Centralia sold the plant to TransAlta. Avista Utilities is purchasing energy from TransAlta to replace the output from Centralia for the period from July 1, 2000 through December 31, 2003, excluding April, May and June of each year. Avista Utilities receives approximately 200 megawatts per hour during the term of the contract.

Fuel Supply for Thermal Resources Coyote Springs 2, which will be operated by Portland General Electric, will be supplied with natural gas under natural gas supply contracts through October 2004, and transportation agreements with unilateral renewal rights are in place.

Colstrip, which is operated by PPL Global, Inc., is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through December 2019.

Kettle Falls’ primary fuel is wood-waste generated as a by-product from forest industry operations within 100 miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts plus spot purchases provides Avista Utilities the flexibility to meet expected future fuel requirements for the plant.

The Northeast CT, Rathdrum CT, Boulder Park and Kettle Falls CT are generating units that are primarily used for peaking electric requirements. Due to the shortage of hydroelectric generation during 2000 and 2001 and the relative operating cost compared to higher wholesale market prices, the Northeast CT and Rathdrum CT units were operated on a more frequent basis. These generating facilities have access to natural gas supplies that are adequate to meet their respective operating needs.

AVISTA CORPORATION

The following table shows Avista Utilities’ thermal generation (in thousands of MWhs) during the years ended December 31:

	2002	2001	2000

Centralia	—	—	493
Colstrip	1,397	1,617	1,473
Kettle Falls	261	361	370
Northeast CT and Rathdrum CT	39	1,023	817
Boulder Park and Kettle Falls CT	17	—	—

Total thermal generation	1,714	3,001	3,153

Purchases, Exchanges and Sales Avista Utilities purchases power under various long-term contracts. Avista Utilities also enters into a significant number of short-term sales and purchases with terms of up to one year.

Under the Public Utility Regulatory Policies Act of 1978 (PURPA), Avista Utilities is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at rates approved by the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). These contracts expire at various times through 2022.

See “Avista Utilities Operating Statistics – Electric Operations - Electric Energy Resources” for more detailed information with respect to purchased power and power from exchanges in 2002, 2001 and 2000.

Future Resource Needs

Avista Utilities has operational strategies to ensure that it has available resources sufficient to meet the increased demand for energy. The following is a forecast of Avista Utilities’ average energy requirements and resources for the period 2003 through 2005:

Forecasted Electric Energy Requirements and Resources
(aMW)

	2003	2004	2005

Requirements:
System load	1,010	1,039	1,070
Contracts for power sales	21	1	1

Total Requirements	1,031	1,040	1,071

Resources:
System and contract hydro (1)	458	550	550
Company owned thermal generation (2)	301	365	362
Contracts for purchased power	261	216	217

Total Resources	1,020	1,131	1,129

Surplus (Deficit) Resources	(11)	91	58
Additional available capacity (3)	274	274	274

Total surplus resources	263	365	332

(1)	Preliminary forecasts and snowpack conditions indicate streamflows are expected to be approximately 70 percent of normal in 2003. Avista Utilities currently estimates that hydroelectric generation will be 458 aMW in 2003, which is 92 aMW below normal. The forecasts for 2004 and 2005 assume normal water conditions, which is the mean of the 60 years between 1928 and 1988.

(2)	Forecast assumes that Coyote Springs 2 will be placed in operation in mid-2003.

(3)	Forecast assumes no generation from the Northeast CT, Rathdrum CT, Kettle Falls CT and Boulder Park, which are generally only used to meet electric load requirements due to either below normal hydroelectric generation and increased loads, and/or when operating costs are lower than short-term wholesale market prices. The combined maximum capacity of the Northeast CT, Rathdrum CT, Kettle Falls CT and Boulder Park is 274 MW.

Significant Customer A contract with Potlatch Corporation (Potlatch), expired on December 31, 2001. Potlatch’s Lewiston, Idaho facility has electric requirements of about 100 aMW. The facility also produces approximately 60 aMW of self-generation. The parties have agreed that Potlatch will receive electric service from Avista at the retail tariff rates established for large industrial customers. Potlatch is currently using its generation for its own electric requirements,

AVISTA CORPORATION

which results in a net electric requirement on Avista Utilities’ system of approximately 40 aMW. In December 2002, Potlatch filed a complaint with the IPUC requesting that Avista Utilities be required to purchase its self-generation at a rate equivalent to Avista Utilities’ avoided costs. Hearings before the IPUC are currently scheduled for June 2003.

Hydroelectric Relicensing

Avista Corp. is a licensee under the Federal Power Act, which regulates certain of its hydroelectric generation resources, as administered by the FERC. Avista Corp.’s licensed projects are subject to the provisions of Part I of the Federal Power Act. These provisions include payment for headwater benefits, condemnation of licensed projects upon payment of just compensation, and take-over of such projects after the expiration of the license upon payment of the lesser of “net investment” or “fair value” of the project, in either case, plus severance damages. All but the Little Falls Plant of the Company’s hydroelectric plants are regulated by the FERC through project licenses issued for 30-50 year periods.

In February 2000, Avista Utilities received a 45-year operating license from the FERC for the Cabinet Gorge and Noxon Rapids Hydroelectric Generating Projects. The Clark Fork Settlement Agreement that was entered into during 1999 and incorporated into the FERC license, preserved the projects’ economic peaking and load following operations. Also, as part of the Clark Fork Settlement Agreement, Avista Utilities initiated implementation of protection, mitigation and enhancement measures in March 1999. Measures in the agreement, which cost approximately $4.7 million annually, address issues related to fisheries, water quality, wildlife, recreation, land use, cultural resources and erosion. Recovery of previously deferred hydroelectric relicensing costs, as well as estimated levels of ongoing costs associated with implementation of the Clark Fork Settlement Agreement, were addressed by both the WUTC and IPUC and received favorable regulatory recovery treatment. Costs of approximately $15 million deferred during the licensing phase were allowed in rate base and are being amortized over the 45-year license term. See “Item 2. Properties - Avista Utilities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook” for additional information.

The issue of high levels of dissolved gas which exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement and incorporated in the renewed FERC license. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy during 2002 with the other signatories to the agreement. In December 2002, the Company submitted its plan for review and approval by the other signatories as well as the FERC. The structural alternative proposed in the plan provides for the modification of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. The costs of modifications to the first tunnel are currently estimated to be $37 million (including allowance for funds used during construction (AFUDC) and inflation) and would be incurred between 2004 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $23 million (including AFUDC and inflation). As part of the plan, the Company will also provide $0.5 million annually commencing as early as 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company will seek regulatory recovery of the costs for the modification of Cabinet Gorge and the mitigation payments.

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, operates under separate Congressional authorization and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense on July 29, 2002. The formal consultation process involving planning and information gathering with stakeholder groups is underway. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005.

Natural Gas Operations

Avista Utilities provides natural gas distribution services to retail customers in parts of Washington, Idaho, Oregon and California. Natural gas commodity costs in excess of the amount recovered in current rates are deferred and recovered in future periods with applicable regulatory approval through adjustments to rates. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and potential natural gas development in the future. Growth has occurred in the natural gas business in recent years due to

AVISTA CORPORATION

increased demand for natural gas in new construction, as well as conversions from electric space, oil space and electric water heating to natural gas.

Avista Utilities makes sales and provides transportation service directly to large natural gas customers. The majority of Avista Utilities’ large industrial customers purchase their own natural gas requirements through natural gas marketers. For these customers, Avista Utilities provides transportation from its pipeline interconnection to the customers’ premises. Thirteen of Avista Utilities’ largest natural gas customers are provided natural gas transportation service under individual contracts. These negotiated contracts were entered into to retain these customers who can either by-pass Avista Utilities’ distribution system or have competitive alternative fuel capability. All individual contracts are subject to regulatory review and approval. The competitive nature of the natural gas spot market results in savings in the cost of purchased natural gas, which encourages large customers with fuel-switching capabilities to continue to utilize natural gas for their energy needs when economic. The total volume transported on behalf of transportation customers for 2002, 2001 and 2000 was 174.9, 180.9 and 224.8 million therms, which represented approximately 34 percent, 33 percent and 38 percent of Avista Utilities’ total system deliveries, respectively.

Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, the timing of recovery of increased commodity costs, customer response to changes in prices, changes in the availability of natural gas, legislative and governmental regulations and weather conditions.

Natural Gas Resources

Natural Gas Supply Natural gas supplies are available from domestic and Canadian sources through both long- and short-term, or spot market, purchases. Avista Utilities has capacity delivery rights on seven pipelines and owns natural gas storage facilities. A diverse portfolio of natural gas resources allows Avista Utilities to capture market opportunities that benefit its natural gas customers.

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

Approximately 25 percent of Avista Utilities’ natural gas supplies are obtained from domestic sources, with the remaining 75 percent from Canadian sources. Nearly all natural gas purchased from Canadian sources is contracted in U.S. dollars, limiting any foreign currency exchange exposure. Canadian natural gas supplies are not considered to be at greater risk of non-delivery than supplies from the United States.

Jackson Prairie Natural Gas Storage Project (Jackson Prairie) Avista Utilities owns a one-third interest in Jackson Prairie, an underground natural gas storage field located near Chehalis, Washington. Jackson Prairie has a total peak day deliverability of 8.8 million therms, with a total working natural gas inventory of 190.3 million therms. The role of Jackson Prairie in providing flexible natural gas supplies is important to Avista Utilities’ natural gas operations. It enables Avista Utilities to place natural gas into storage when prices are low or to meet minimum natural gas purchasing requirements, as well as to meet high demand periods or to withdraw natural gas from storage when spot prices are high. During 1999, the capacity at Jackson Prairie was increased. This increased capacity is being operated and managed by Avista Energy for a ten-year period with Avista Energy incurring the associated costs of the increased capacity. During 2002, a multi-year project to further increase the capacity at Jackson Prairie commenced. Avista Utilities has contracted to release a total of approximately 37 percent of its Jackson Prairie capacity to two other utilities. One of these contracts requires two-years notice for termination and one contract is renewed on a year-to-year basis.

Regulatory Issues

Avista Corp., as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities, and other matters. The retail electric and natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC) and the California Public Utilities Commission (CPUC). The Company is also subject to the jurisdiction of the FERC for its wholesale natural gas rates charged for the release of capacity from Jackson Prairie, and for electric transmission service and wholesale electric sales.

In each regulatory jurisdiction, rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are currently

AVISTA CORPORATION

determined on a “cost of service” basis and are designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable return on “rate base.” “Rate base” is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant. As the energy business is restructured, traditional “cost of service” ratemaking may evolve into some other form of ratemaking. Rates for electric and natural gas transmission services are based on the “cost of service” principles and are set forth in tariffs on file with the FERC. See “Note 1 of Notes to Consolidated Financial Statements” for additional information about regulation, depreciation and deferred income taxes. See “Industry Restructuring” for additional information about deregulation, as well as changes with respect to transmission and wholesale electricity markets.

Power Cost Deferrals Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. A portion of power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The deferred power supply costs include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.9 percent as of December 31, 2002. Total deferred power costs were $123.7 million for Washington customers as of December 31, 2002, a decrease from $140.2 million as of December 31, 2001.

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) were restructured. The general increase to base retail rates was 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue into 2009.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary power cost deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. Because the ERM was implemented on July 1, 2002, the Company’s expense or benefit was limited to $4.5 million for 2002. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9 million ($4.5 million for 2002) is deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent is an expense of, or benefit to, the Company.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2 percent as of December 31, 2002. Avista Utilities anticipates making a filing with the IPUC requesting that the interest rate be modified to more closely approximate Avista Utilities’ costs of short-term borrowings until the current PCA surcharge is eliminated. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $31.5 million as of December 31, 2002, a decrease from $73.1 million as of December 31, 2001.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities-Regulatory Matters” for additional information.

General Rate Cases On December 3, 2001, the Company filed a general electric rate case with the WUTC, as ordered by the WUTC in September 2001. Issues addressed included, among other things, the recovery of cash outlays for increased power supply costs and expenses related to building additional generation. The rate case requested by Avista Corp. proposed a 10.39 percent overall rate of return. In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to the general electric rate case. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’

AVISTA CORPORATION

Washington electric customers above the rates in effect at the time; however, rate increases previously approved by the WUTC totaling 31.2 percent were restructured. For further information about this WUTC order, see “Power Cost Deferrals” above.

In Avista Utilities’ last general electric rate case in Idaho, the IPUC granted a rate increase of $9.3 million, or 7.6 percent, with an authorized overall rate of return of 8.98 percent and a return on equity of 10.75 percent, effective August 1999.

Avista Utilities is currently planning to file a natural gas general rate case in Oregon during the first half of 2003. The Company regularly reviews the need for natural gas or electric rate changes in each state in which it provides service.

Purchased Gas Adjustment (PGA or Natural Gas Trackers) Natural gas trackers are supplemental tariffs designed to pass through to customers changes in purchased natural gas costs, and do not normally result in any changes in net income. During the fourth quarter of 2002, Avista Utilities adjusted its natural gas rates in all jurisdictions in response to a decrease in current and projected natural gas costs. Natural gas rates were decreased 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent in Washington, Idaho, Oregon and California, respectively. Total deferred natural gas costs were $11.5 million as of December 31, 2002, a decrease from $52.7 million as of December 31, 2001.

Natural Gas Benchmark Mechanism The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated gas procurement operations under Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities continues to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. Hearings will be held before the WUTC during 2003 to determine whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

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

Avista Corp. is negotiating with nine other utilities in the western United States in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to a FERC order requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a

AVISTA CORPORATION

description of efforts to participate in a RTO, and any existing obstacles to RTO participation. RTO West filed its Stage 2 proposal with the FERC in March 2002 and received limited approval from the FERC of this initial plan in September 2002. The FERC’s goal with respect to the formation of RTOs is to promote efficiency in wholesale electricity markets and in the operation of transmission systems by way of standardized and independent operation of transmission systems.

Avista Corp. and two other utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of five states and own or lease the high voltage transmission facilities of the participating utilities. TransConnect filed its proposal with the FERC in November 2001 and received limited approval from the FERC in September 2002.

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

On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking proposing a Standard Market Design (SMD) that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new SMD would establish a generation adequacy requirement for “load-serving entities” and a standard platform for the sale of electricity and transmission services. Under the new SMD, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including Avista Utilities, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. As the SMD proposal develops, the Company continues to assess the impact the SMD would have on its operations as well as how the SMD would impact the RTO West and TransConnect proposals. The Company is subject to state regulation in each of the states in which it operates. State regulatory agencies are actively involved in the SMD rulemaking process and there have been significant concerns at the state and regional level raised with the FERC with respect to the SMD, particularly in the western United States. In February 2003, Avista Utilities and several other western utilities filed comments with the FERC expressing their concerns with respect to the SMD proposal.

The North American Electric Reliability Council and the WECC have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. Accordingly, Avista Utilities, in cooperation with other utilities in the Pacific Northwest, established the Pacific Northwest Security Coordinator (PNSC), which oversees daily and short-term operations of the Northwest sub-regional transmission grid and has limited authority to direct certain actions of control area operators in the case of a pending transmission system emergency. Avista Utilities executed its service agreement with the PNSC in September 1998.

State Level

Further competition may be introduced by state action. Competition for retail customers is not generally allowed in Avista Utilities’ service territory. While the Energy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open service territories to full competition at the retail level. Legislative action at the state level would be required for full retail wheeling and customer choice to occur in Washington and Idaho. For the past several years, the legislatures and public utility commissions in Washington and Idaho have conducted a series of hearings and several studies regarding electric industry restructuring. Issues such as unbundling, deregulation, reliability and consumer protection were examined. Impacts on customer service quality and system reliability (generation, transmission and distribution) were considered on a “macro” basis under various restructuring scenarios. Public policy makers in Washington and Idaho continue to examine other states’ experiences with restructuring, while cognizant that the Pacific Northwest generally benefits from the lowest electric rates in the country. There is generally no movement toward deregulation in Washington or Idaho.

AVISTA CORPORATION

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

Air Quality The most significant impact on the Company related to the Clean Air Act (CAA) and the 1990 Clear Air Act Amendments (CAAA) pertains to Colstrip, which is a “Phase II” coal-fired plant under the CAAA. Colstrip is not expected to be required to implement any additional sulfur dioxide (SO2) mitigation in the foreseeable future in order to continue operations. Avista Utilities’ other thermal projects are subject to various CAAA standards. Every five years each project requires an updated operating permit (known as a Title V permit) which addresses, among other things, the compliance of the plant with the CAAA. The operating permit for the Rathdrum CT was renewed in 2000 and the operating permit for Kettle Falls was renewed in 2002.

During 2001, Avista Corp. extended the operating hours of the Northeast CT with an agreement with the Spokane County Air Pollution Control Authority (SCAPCA) under a special operating order called an Assurance of Discontinuance (AOD). The SCAPCA has allowed for continued operation of the Northeast CT upon the condition that a payment of $150 for each hour of operation will be paid into a mitigation fund for assistance to low-income customers and the payment of $10,000 for each day of operation to fund an environmental offset project. The AOD allows Avista Utilities to use the Northeast CT to temporarily bring on added generating capacity for the benefit of its customers and the region during a time of increased energy demand and limited energy resources. Extended operation of the Northeast CT was approved after the SCAPCA determined, through air emission modeling and projections, that extended operation of the turbine would not adversely impact air quality. The AOD and associated funding of the environmental offset project will be in effect until a new air permit is issued by the SCAPCA. The Company expects to be issued a new permit for operation of the Northeast CT in 2003.

Water Quality The issue of high levels of dissolved gas which exceed Idaho and federal water quality standards downstream of Cabinet Gorge during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement and incorporated in the renewed FERC license. See “Hydroelectric Relicensing” for further information.

In June 2001, Avista Development received official notice that it had been designated as a potentially liable party with respect to contaminated sites on the Spokane River. The Department of Ecology (DOE) discovered PCBs in fish and sediments in the Spokane River in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park and a number of other entities in the area. The Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site were finalized during the fourth quarter of 2002. It is currently expected that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River, contamination that resulted from decades of mining upstream at locations in Idaho and is in not related to the activities of Avista Development. See “Spokane River” in “Note 28 of the Notes to Consolidated Financial Statements” for additional information.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook” and “Note 28 of the Notes to Consolidated Financial Statements” for additional information with respect to environmental issues.

AVISTA CORPORATION

AVISTA UTILITIES OPERATING STATISTICS

	Years Ended December 31,

	2002	2001	2000

ELECTRIC OPERATIONS
ELECTRIC OPERATING REVENUES (Dollars in Thousands):
Residential	$196,156	$158,847	$158,065
Commercial	194,732	155,371	149,770
Industrial	68,096	80,433	82,992
Public street and highway lighting	4,683	3,790	3,612

Total retail revenues	463,667	398,441	394,439
Wholesale revenues	64,082	480,903	864,754
Other revenues	56,392	42,861	28,062

Total electric operating revenues	$584,141	$922,205	$1,287,255

ELECTRIC ENERGY SALES (Thousands of MWhs):
Residential	3,203	3,219	3,279
Commercial	2,837	2,882	2,886
Industrial	1,519	1,892	2,048
Public street and highway lighting	25	25	25

Total retail energy sales	7,584	8,018	8,238
Wholesale energy sales	2,216	6,262	15,807

Total electric energy sales	9,800	14,280	24,045

ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	4,010	2,564	3,819
Thermal generation (from Company facilities)	1,714	3,001	3,153
Purchased power – long-term hydro	837	631	929
Purchased power – wholesale	3,732	8,065	16,111
PURPA and other contracts	96	559	595
Power exchanges	17	(104)	67

Total power resources	10,406	14,716	24,674
Energy losses and Company use	(606)	(436)	(629)

Total energy resources (net of losses)	9,800	14,280	24,045

NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
Residential	279,735	276,845	273,219
Commercial	35,910	35,454	35,060
Industrial	1,420	1,434	1,254
Public street and highway lighting	413	402	392

Total electric retail customers	317,478	314,135	309,925
Wholesale	46	44	58

Total electric customers	317,524	314,179	309,983

ELECTRIC RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,450	11,629	12,003
Revenue per KWh (in cents)	6.12	4.93	4.82
Annual revenue per customer	$701.22	$573.77	$578.53
ELECTRIC AVERAGE HOURLY LOAD (aMW)	935	975	1,012

RESOURCE AVAILABILITY at time of system peak (MW):
Total requirements (winter):
Retail native load	1,346	1,500	1,491
Wholesale obligations	297	1,734	2,338

Total requirements (winter)	1,643	3,234	3,829
Total resource availability (winter)	2,213	3,553	4,194
Total requirements (summer):
Retail native load	1,389	1,379	1,473
Wholesale obligations	466	1,332	2,756

Total requirements (summer)	1,855	2,711	4,229
Total resource availability (summer)	2,287	2,927	4,656

AVISTA CORPORATION

AVISTA UTILITIES OPERATING STATISTICS

	Years Ended December 31,

	2002	2001	2000

NATURAL GAS OPERATIONS
NATURAL GAS OPERATING REVENUES (Dollars in Thousands):
Residential	$183,964	$179,584	$128,240
Commercial	104,974	104,012	69,982
Industrial	7,127	11,130	7,680

Total retail natural gas revenues	296,065	294,726	205,902
Wholesale revenues	695	1,762	5,691
Transportation revenues	9,664	8,576	10,242
Other revenues	3,399	3,579	3,011

Total natural gas operating revenues	$309,823	$308,643	$224,846

THERMS DELIVERED (Thousands of Therms):
Residential	199,686	198,413	212,198
Commercial	126,220	126,869	135,126
Industrial	11,243	15,523	18,350

Total retail sales	337,149	340,805	365,674
Wholesale sales	2,306	4,831	4,034
Transportation sales	174,891	180,918	224,803
Interdepartmental sales and Company use	2,145	15,430	1,391

Total therms delivered	516,491	541,984	595,902

SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
Purchases	344,793	348,620	372,795
Storage – injections	(53)	(62)	(467)
Storage – withdrawals	60	54	403
Natural gas for transportation	174,891	180,918	224,803
Interdepartmental transportation	1,513	14,662	589
Distribution system losses	(4,713)	(2,208)	(2,221)

Total natural gas supply	516,491	541,984	595,902

NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
Residential	254,700	249,650	242,983
Commercial	30,823	30,355	29,739
Industrial	315	328	334

Total retail customers	285,838	280,333	273,056
Wholesale customers	1	2	2
Transportation customers	88	86	96

Total natural gas customers	285,927	280,421	273,154

NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
Washington and Idaho
Annual use per customer (therms)	841	852	950
Revenue per therm (in cents)	93.05	89.24	57.82
Annual revenue per customer	$782.16	$760.02	$549.07
Oregon and California
Annual use per customer (therms)	679	688	730
Revenue per therm (in cents)	90.00	93.44	66.83
Annual revenue per customer	$610.68	$643.31	$487.80
NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
Net system maximum demand (winter)	2,253	2,236	2,347
Net system maximum firm contractual capacity (winter)	4,340	4,320	4,320
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	6,818	6,800	7,176
30 year average	6,842	6,842	6,842
% of average	100%	99%	105%
Medford, OR
Actual	4,230	4,143	4,388
30 year average	4,611	4,611	4,611
% of average	92%	90%	95%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

AVISTA CORPORATION

Energy Trading and Marketing Line of Business

The Energy Trading and Marketing line of business includes Avista Energy and Avista Power, both wholly owned subsidiaries of Avista Capital.

Avista Energy

Avista Energy is an electricity and natural gas marketing and trading business, operating primarily within the WECC. Avista Energy focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Energy’s headquarters are in Spokane, Washington, and it also has an office in Vancouver, British Columbia, Canada.

Avista Energy accounted for energy commodity trading activity in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” through December 31, 2002 for contracts entered into on or prior to October 25, 2002. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. The changes are anticipated to primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in a significant increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. See “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Note 2 of the Notes to Consolidated Financial Statements” for further details.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Avista Energy’s trading operations are affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, FERC-ordered price caps, deregulation of the electric utility industry, the creditworthiness of counterparties and the reduced liquidity in energy markets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks” for further information.

The following table provides operating statistics for Avista Energy for the years ended December 31:

	2002	2001	2000

Gross Realized Sales Transactions (dollars in thousands):
Electric	$1,417,499	$3,380,058	$4,721,291
Natural Gas	958,183	1,619,285	1,751,264
Other	—	1,612	58,996

Total gross settled transactions	$2,375,682	$5,000,955	$6,531,551

Gross Realized Sales Volume:
Electricity (thousands of MWhs)	40,426	47,927	105,548
Natural gas (thousands of dekatherms)	225,983	248,193	273,448
Coal (thousands of tons)	—	—	3,514

In April 1997, Avista Energy entered into a scheduling and marketing services agreement with Chelan County Public Utility District (PUD), located in Washington State. The agreement allows Avista Energy to market, on a “real-time” basis, a portion of the output from Chelan County PUD’s hydroelectric resources and to jointly market energy products and services to other utilities in the region.

In September 1999, Avista Energy began managing Avista Utilities’ natural gas storage assets, transportation contracts and natural gas purchasing operations. Under an Agency Agreement, Avista Energy serves as agent for

AVISTA CORPORATION

Avista Utilities, managing its pipeline transportation rights and natural gas storage assets, as well as purchasing natural gas for Avista Utilities’ retail customers. The assets continue to be owned by Avista Utilities; however, they are fully integrated operationally into Avista Energy’s portfolio. The Natural Gas Benchmark Mechanism allows Avista Energy the opportunity to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities. The Natural Gas Benchmark Mechanism and related Agency Agreement expires in March 2005 in Idaho and Oregon. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 2004. Hearings will be held before the WUTC during 2003 to determine whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

Avista Energy is subject to the various risks inherent in commodity trading including, particularly, market risk, liquidity risk, commodity risk and credit risk, as well as possible new risks resulting from the imposition of market controls by federal and state regulatory agencies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Power Market Issues and Future Outlook,” and “Notes 1, 2, 8 and 9 of Notes to Consolidated Financial Statements” for additional information regarding the market and credit risks inherent in the energy trading business, Avista Energy’s risk management policies and procedures, accounting practices, and positions held by Avista Energy as of December 31, 2002.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $64.6 million of performance guarantees related to energy trading contracts outstanding as of December 31, 2002.

Avista Power

Avista Power was originally formed to develop and own generation assets. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation projects due to changing market conditions and as part of Avista Corp.’s overall business strategy. Avista Power is a 49 percent owner of the Lancaster Project, which commenced commercial operation in September 2001. All of the output from the Lancaster Project is contracted to Avista Energy for 25 years. In addition, Avista Power and co-owner Mirant have substantially completed the construction of Coyote Springs 2. In January 2003, Avista Power’s 50 percent ownership interest in Coyote Springs 2 was transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio.

Information and Technology Line of Business

The Information and Technology line of business includes Avista Advantage and Avista Labs. Avista Advantage and Avista Labs are majority-owned and wholly-owned subsidiaries of Avista Capital, respectively.

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

As of December 31, 2002, Avista Advantage serviced 247 customers, having 98,251 billed sites throughout North America. This is an increase from 203 customers and 79,749 billed sites as of December 31, 2001. As of December

AVISTA CORPORATION

31, 2000, Avista Advantage serviced 135 customers and 46,127 billed sites. During 2002, Avista Advantage processed $4.9 billion of bills, an increase from $4.3 billion in 2001 and $1.1 billion in 2000.

Avista Labs

Avista Labs is continuing to have discussions with selected companies in its search for a financial partner while moving forward with developing and selling its commercial fuel cell products. The Company has a goal of reducing its ownership interest in Avista Labs to less than 20 percent. Avista Labs has patented and developed a modular, air- cooled, self-hydrating Proton Exchange Membrane (PEM) fuel cell technology that provides reliable and clean distributed power solutions. Avista Labs also holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen. The remaining interest is owned by Unitel Fuels Technologies, LLC. H2fuel, LLC does not require any additional funding at this time.

In 2002, Avista Labs offered three PEM fuel cell products for commercial sale: a 100 watt system, a 500 watt system and a 1 kW system. Avista Labs is selling its fuel cell products directly and through selected market channels to industrial, commercial and government customers for premium and backup power. Avista Labs completed commercial transactions for the sale of 98 units during 2002. As of December 31, 2002, 174 units were installed in 42 locations throughout North and South America and Europe.

As of December 31, 2002, Avista Labs has been granted nine patents, with 805 issued claims recognizing and protecting the unique attributes of its fuel cell system, its modular approach to the design of fuel cell systems generally, the method used for rapidly energizing its hydrogen sensor, and its method for power conversion using ultracapacitors in tandem with fuel cells. In 2002, Avista Labs received a notice of allowance of an additional patent with 25 claims protecting its design for a hydrogen sensor circuit with a method for temperature and humidity compensation, and has 20 more patent applications pending or in process directed to its unique approach in fuel cells, power conversion and other components.

Alliances in bringing Avista Labs’ products to market include distribution agreements with Aperion Power Systems, LLC, Automated Railway Maintenance Systems, Inc., and SGS Futures, spa., and a joint marketing agreement with AirGas, Inc. Avista Labs continues to pursue additional partners for the distribution of its products. Avista Labs’ products are assembled primarily through outsourced manufacturing under contracts. In September 2002, Avista Labs entered into a strategic supply agreement with 3M Company for the purchase of membrane electrode assemblies (MEAs) for integration into its fuel cell products.

Other Line of Business

The Other line of business includes several subsidiaries, including Avista Ventures, Pentzer, Avista Development and Avista Services. The operations of Avista Capital that are not included through its subsidiaries are reported in this line of business. Prior to 1999, Pentzer was the parent company to the majority of Avista Corp.’s other subsidiary businesses, controlling interests in a broad range of middle market companies. Beginning in 2000, the focus of this line of business was changed to invest in business opportunities that have potential value to the Company’s energy-related businesses. The Company continues to limit its future investment in this line of business.

Discontinued Operations — Avista Communications

Avista Communications, formerly part of the Information and Technology line of business, provided local dial tone, data transport, internet services, voice messaging and other telecommunications services to several communities in the western United States. In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications. As such, these operations are reported as a discontinued operation. Avista Corp. began its divestiture of this business during the fourth quarter of 2001. The divestiture of operating assets was completed by the end of 2002. Certain liabilities of the operations remain to be settled.

AVISTA CORPORATION

Item 2. Properties

Avista Utilities

Avista Utilities’ electric properties, located in the States of Washington, Idaho, Montana and Oregon, include the following:

Generation Properties (1)

		Nameplate	Present
	No. of	Rating	Capability
	Units	(MW) (2)	(MW) (3)

Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	4	70.0	88.0
Little Falls (Spokane)	4	32.0	36.0
Nine Mile (Spokane)	4	26.4	24.5
Upper Falls (Spokane)	1	10.0	10.2
Monroe Street (Spokane)	1	14.8	15.0
Idaho:
Cabinet Gorge (Clark Fork)	4	245.1	246.0
Post Falls (Spokane)	6	14.8	18.0
Montana:
Noxon Rapids (Clark Fork)	5	466.2	527.0

Total Hydroelectric		879.3	964.7
Thermal Generating Stations
Washington:
Kettle Falls	1	50.7	50.0
Kettle Falls CT	1	6.9	6.9
Northeast (Spokane) CT	2	61.8	66.8
Boulder Park	6	24.6	24.6
Idaho:
Rathdrum CT (1)	2	166.5	176.0
Montana:
Colstrip (Units 3 and 4) (4)	2	233.4	222.0

Total Thermal		543.9	546.3
Total Generation Properties		1,423.2	1,511.0

(1)	All generation properties are owned by the Company with the exception of the Rathdrum CT, which is leased from WP Funding LP. New accounting guidance was recently issued relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. See “Note 2 of the Notes to Consolidated Financial Statements” for further information. This interpretation will require the Company to begin consolidating WP Funding LP into its financial statements effective July 1, 2003.

(2)	Nameplate Rating, also referred to as “installed capacity”, is the manufacturer’s assigned power capability under specified conditions.

(3)	Present capability is the maximum capacity of the plant without exceeding approved limits of temperature, stress and environmental conditions.

(4)	Jointly owned; data refers to Avista Utilities’ 15 percent interest.

Generation Property under Development

In mid-2003, it is expected that the natural gas-fired Coyote Springs 2 will be placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2.

Electric Distribution and Transmission Plant

Avista Utilities operates approximately 12,200 miles of primary and secondary electric distribution lines and an electric transmission system of approximately 595 miles of 230 kV line and 1,528 miles of 115 kV line. Avista Utilities also owns a 10 percent interest in 495 miles of a 500 kV line between Colstrip, Montana and Townsend,

AVISTA CORPORATION

Montana. The transmission and distribution system also includes numerous substations with transformers, switches, monitoring and metering devices, and other equipment related to its operation.

The 230 kV lines are used to transmit power from Avista Utilities’ Noxon Rapids and Cabinet Gorge hydroelectric generating stations to major load centers in its service area, as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect with the Bonneville Power Administration (BPA) at five locations and at one location each with PacifiCorp, NorthWestern Energy and Idaho Power Company. The BPA interconnections serve as points of delivery for power from the Colstrip generating station, as well as for the interchange of power with entities within and outside the Pacific Northwest. The interconnection with PacifiCorp is used to integrate Mid-Columbia hydroelectric generating facilities to Avista Utilities’ loads, as well as for the interchange of power with entities within and outside the Pacific Northwest.

The 115 kV lines provide for transmission of energy and the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service-area load centers. These lines interconnect with BPA at nine locations, Grant County PUD, Seattle City Light and Tacoma City Light at two locations each and one interconnection each with Chelan County PUD, PacifiCorp and NorthWestern Energy.

Avista Corp. is negotiating with nine other utilities in western United States in the possible formation of RTO West, a non-profit organization. Avista Corp. and two other utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of five states and own or lease the high voltage transmission facilities of the participating utilities. See “Item 1. Business – Avista Utilities – Industry Restructuring” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Power Market Issues” for more information.

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 2,542 miles in Washington, 1,436 miles in Idaho, 1,699 miles in Oregon and 233 miles in California as of December 31, 2002. The natural gas distribution system includes numerous regulator stations, service distribution lines, monitoring and metering devices, and other equipment related to its operation.

Avista Utilities, Northwest Pipeline and Puget Sound Energy each own a one-third undivided interest in Jackson Prairie, which has a total peak day deliverability of 8.8 million therms, with a total working natural gas inventory of 190.3 million therms. Avista Utilities has contracted to release a total of approximately 37 percent of its Jackson Prairie capacity to two other utilities. One of these contracts requires two-years notice for termination and one contract is renewed on a year-to-year basis.

Item 3. Legal Proceedings

See “Note 28 of Notes to Consolidated Financial Statements” for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

None.

AVISTA CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Outstanding shares of Common Stock are listed on the New York and Pacific Stock Exchanges. As of February 28, 2003, there were approximately 17,131 registered shareholders of the Company’s no par value Common Stock.

The Board of Directors considers the level of dividends on the Company’s common stock on a regular basis, taking into account numerous factors including, without limitation, the Company’s results of operations, cash flows and financial condition, as well as the success of the Company’s strategies and general economic and competitive conditions. The Company’s net income available for dividends is derived primarily from the operations of Avista Utilities and Avista Energy.

Avista Energy holds a significant portion of the cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $116.4 million in dividends to Avista Capital. In January 2003, Avista Energy paid $2.1 million in dividends to Avista Capital.

For additional information, refer to “Notes 1, 24 and 27 of Notes to Consolidated Financial Statements.” For high and low stock price information, refer to “Note 30 of Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

Item 6.  Selected Financial Data

(in thousands, except per share data and ratios)	Years Ended December 31,

	2002	2001	2000	1999	1998
Operating Revenues:
Avista Utilities	$893,964	$1,230,847	$1,512,101	$1,115,647	$1,049,212
Energy Trading and Marketing (net margin on trading activities)	54,207	134,266	307,746	(17,942)	48,624
Information and Technology	17,630	13,815	5,732	2,266	1,318
Other	14,645	16,385	32,937	122,303	231,483

Total	$980,446	$1,395,313	$1,858,516	$1,222,274	$1,330,637
Income (Loss) from Operations (pre-tax):
Avista Utilities	$149,180	$114,927	$3,177	$142,567	$143,153
Energy Trading and Marketing	29,211	94,669	250,196	(97,785)	22,826
Information and Technology	(18,818)	(29,872)	(26,424)	(8,966)	(4,979)
Other	(14,886)	(10,432)	(9,861)	(423)	12,033

Total	$144,687	$169,292	$217,088	$35,393	$173,033
Income (Loss) from Continuing Operations:
Avista Utilities	$36,382	$24,164	$(38,781)	$59,573	$56,297
Energy Trading and Marketing	22,425	63,246	161,753	(60,739)	14,116
Information and Technology	(12,117)	(19,384)	(19,032)	(5,989)	(3,221)
Other	(12,380)	(8,421)	(2,885)	35,817	11,124

Total	$34,310	$59,605	$101,055	$28,662	$78,316
Income (loss) from discontinued operations	1,145	(47,449)	(9,376)	(2,631)	(177)

Net Income before cumulative effect of accounting change	$35,455	$12,156	$91,679	$26,031	$78,139
Cumulative effect of accounting change	(4,148)	—	—	—	—

Net income	$31,307	$12,156	$91,679	$26,031	$78,139
Preferred stock dividend requirements	2,402	2,432	23,735	21,392	8,399

Income available for common stock	$28,905	$9,724	$67,944	$4,639	$69,740
Average common shares outstanding, basic	47,823	47,417	45,690	38,213	54,604
Average common shares outstanding, diluted	47,874	47,435	46,103	38,325	54,658
Common shares outstanding at year-end	48,044	47,633	47,209	35,648	40,454
Earnings per Common Share:
Avista Utilities	$0.71	$0.46	$(1.37)	$1.00	$0.88
Energy Trading and Marketing	0.47	1.33	3.51	(1.59)	0.26
Information and Technology	(0.25)	(0.41)	(0.41)	(0.16)	(0.06)
Other	(0.26)	(0.18)	(0.06)	0.94	0.20

Earnings per common share from continuing operations, diluted	$0.67	$1.20	$1.67	$0.19	$1.28
Earnings (Loss) per common share from discontinued operations, diluted	0.02	(1.00)	(0.20)	(0.07)	—

Earnings per common share before cumulative effect of accounting change, diluted	$0.69	$0.20	$1.47	$0.12	$1.28
Cumulative effect of accounting change, diluted	(0.09)	—	—	—	—

Total earnings per common share, diluted	$0.60	$0.20	$1.47	$0.12	$1.28
Total earnings per common share, basic	0.60	0.21	1.49	0.12	1.28
Dividends paid per common share	0.48	0.48	0.48	0.48	1.05
Book value per common share at year-end	$14.84	$15.12	$15.34	$11.04	$12.07
Total Assets at Year-End:
Avista Utilities	$2,184,008	$2,396,317	$2,143,791	$1,976,716	$2,004,935
Energy Trading and Marketing	1,349,626	1,506,185	10,271,834	1,595,470	955,615
Information and Technology	37,528	26,891	14,429	6,312	2,492
Other	42,866	86,514	96,362	114,929	285,625
Discontinued Operations	105	21,316	50,665	20,067	4,969

Total	$3,614,133	$4,037,223	$12,577,081	$3,713,494	$3,253,636
Long-Term Debt at Year-End	902,635	1,175,715	679,806	714,904	730,022
Company-Obligated Mandatorily
Redeemable Preferred Trust Securities	100,000	100,000	100,000	110,000	110,000
Preferred Stock Subject to Mandatory Redemption	33,250	35,000	35,000	35,000	35,000
Convertible Preferred Stock	—	—	—	263,309	269,227
Common Equity	$712,791	$720,063	$724,224	$393,499	$488,034
Ratio of Earnings to Fixed Charges	1.58	1.84	3.45	1.66	2.66
Ratio of Earnings to Fixed Charges and Preferred Dividend Requirements	1.52	1.78	2.19	1.11	2.26

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

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Most of these risks and uncertainties are beyond the Company’s control. Such risks and uncertainties include, among others:

•	changes in the utility regulatory environment in the individual states in which the Company operates and the United States in general. This can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory and legislative decisions including Federal Energy Regulatory Commission (FERC) price controls, and including possible retroactive price caps and resulting refunds;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the implementation of the FERC’s proposed Standard Market Design;

•	the availability and prices of purchased energy, volatility and illiquidity in wholesale energy markets;

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	outages at any company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective generating facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or customer outages, and affect the availability of hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	the continuing impact of the September 11, 2001 terrorist attacks as well as the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	research and development findings for the Information and Technology companies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of any of the Company’s key executives;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and the

AVISTA CORPORATION

obligation to provide postretirement health care benefits;

•	increasing costs of insurance and the ability to obtain insurance.

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

Avista Corp. Lines of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business – Avista Utilities, Energy Trading and Marketing, Information and Technology, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of December 31, 2002, the Company had common equity investments of $457.6 million and $255.2 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. At the end of 2002, Avista Utilities’ facilities had a total net capability of approximately 1,511 megawatts (MW), of which 64 percent was hydroelectric and 36 percent was thermal. In mid-2003, it is expected that the natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) will be placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2.

In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities in the wholesale market under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions.

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

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair

AVISTA CORPORATION

billing services. Avista Labs has patented and developed a modular air-cooled, self-hydrating Proton Exchange Membrane (PEM) fuel cell that delivers reliable and clean distributed power solutions. In addition to developing its modular fuel cell products, Avista Labs is contracting with selected market channels to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen. Avista Corp. is currently seeking a financial partner for Avista Labs with the goal of reducing its ownership interest to less than 20 percent of this company.

The Other line of business includes several subsidiaries, including Avista Ventures, Inc. (Avista Ventures), Avista Capital (parent company only amounts), Pentzer Corporation (Pentzer), Avista Development and Avista Services. The Company continues to limit its future investment in this line of business.

Avista Communications, Inc. (Avista Communications), formerly part of the Information and Technology line of business, provided local dial tone, data transport, internet services, voice messaging and other telecommunications services to several communities in the western United States. In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications. As such, these operations are reported as a discontinued operation. Avista Corp. began its divestiture of this business during the fourth quarter of 2001, and the divestiture of operating assets was complete by the end of 2002. Certain liabilities of the operations remain to be settled.

Avista Utilities — Regulatory Matters

Beginning in the second quarter of 2000, the price of power in the wholesale markets of the western United States increased considerably and became much more volatile. While prices and volatility decreased during the second half of 2001, the effects of contracts entered into during the period of high wholesale prices continue to have an impact on Avista Corp.’s financial condition, results of operations and cash flows. In the second half of 2000 and continuing through 2001, Avista Utilities was required to purchase above-normal amounts of power in the wholesale market to meet its retail demand. This was primarily due to the reduced availability of hydroelectric resources as a result of low streamflow conditions. The combination of high wholesale market prices and increased amounts required to be purchased increased power supply costs to amounts far in excess of the amounts recovered from retail customers under rates in effect at the time.

The Company has had a power cost deferral mechanism in place in Washington as authorized by the Washington Utilities and Transportation Commission (WUTC) since the middle of 2000. The Company has had a power cost deferral mechanism in place in Idaho as authorized by the Idaho Public Utilities Commission (IPUC) since 1989. Avista Utilities defers the recognition in the income statement of certain power supply costs that are in excess of the level currently recovered from retail customers. A portion of power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The specific power costs deferred are a percentage of the difference between certain actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference is primarily related to changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.9 percent as of December 31, 2002. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2 percent as of December 31, 2002. Avista Utilities anticipates making a filing with the IPUC requesting that the interest rate be modified to more closely approximate Avista Utilities’ costs of short-term borrowings until the current surcharge is eliminated.

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates in effect at the time. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) were restructured. The general increase to base retail rates is 19.3 percent (or $45.7 million in expected annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue into 2009.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary power cost deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail

AVISTA CORPORATION

rates. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9 million will be deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company. Because the ERM was implemented on July 1, 2002, the Company’s expense or benefit was limited to $4.5 million plus the remaining 10 percent of all costs above the amount included in base retail rates for 2002.

The Company expensed the initial $4.5 million in power supply costs above the amount included in base retail rates plus 10 percent of all costs exceeding the initial $4.5 million under the ERM during 2002. The Company currently expects to expense the first $9 million of power supply costs above the amount included in base retail rates under the ERM during the first quarter of 2003 as well as 10 percent of any costs exceeding the first $9 million for the year of 2003. The Company also expects to expense the first $9 million of power supply costs above the amount included in base retail rates in 2004 as well as 10 percent of any costs exceeding the first $9 million. The majority of these costs relate to fuel contracts entered during 2001 that expire in 2004 for the Company’s thermal generating units.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. In the order, the IPUC removed $0.9 million of costs associated with three small generation projects from the PCA. The Company will have the opportunity to address the recovery of these costs in a future rate proceeding. The IPUC also ordered that $0.6 million in fuel costs would receive additional review as part of the next PCA filing. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the current PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period.

The following table shows activity in deferred power costs for Washington and Idaho during 2001 and 2002 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2000	$34,580	$2,693	$37,273
Activity from January 1 – December 31, 2001:
Power costs deferred	167,196	73,677	240,873
Unrealized loss on fuel contracts (1)	8,232	4,077	12,309
Interest and other net additions	16,027	5,643	21,670
Amortization of deferred credit	(53,794)	(6,927)	(60,721)
Recovery of deferred power costs through retail rates	(10,223)	(6,076)	(16,299)
Write-off deferred power costs	(21,780)	—	(21,780)

Deferred power costs as of December 31, 2001	140,238	73,087	213,325
Activity from January 1 – December 31, 2002:
Power costs deferred	22,423	13,471	35,894
Unrealized gain on fuel contracts (1)	(7,068)	(3,485)	(10,553)
Interest and other net additions	6,726	888	7,614
Amortization of deferred credit	—	(27,711)	(27,711)
Recovery of deferred power costs through retail rates	(38,570)	(24,732)	(63,302)

Deferred power costs as of December 31, 2002	$123,749	$31,518	$155,267

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

During a year having normal streamflow conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. For 2002, streamflow conditions were 112 percent of normal and hydroelectric generation was 553 aMW (101 percent of normal). Hydroelectric generation for the year 2001 was 369 aMW (67 percent of normal), which was 181 aMW below normal and the lowest level in the 73 years in which records have been kept. Preliminary forecasts and snowpack conditions indicate streamflow conditions for 2003 are expected to be approximately 70 percent of normal. Avista Utilities currently estimates that hydroelectric generation will be 458 aMW (83 percent of normal) in 2003. Below normal hydroelectric generation will cause Avista Utilities to either increase its output from thermal generation resources or purchase energy in the wholesale market, or Avista Utilities will have less surplus

AVISTA CORPORATION

energy available to sell in the wholesale market. The Company will choose the most appropriate cost-effective resources to meet its customer demand. Under the ERM and the PCA mechanism, 90 percent of any costs exceeding the first $9 million in Washington and 90 percent of any costs incurred above the amount included in base retail rates in Idaho will be deferred for future recovery. In each instance, the remaining 10 percent will be an expense to the Company. Based on current projections, total deferred power costs are expected to be approximately $166 million at the end of 2003.

Avista Utilities is currently planning to file a natural gas general rate case in Oregon during the first half of 2003. The Company regularly reviews the need for natural gas or electric rate changes in each state in which it provides service.

During the second half of 2002, Avista Utilities adjusted its natural gas rates in response to a decrease in current and projected natural gas costs. During the fourth quarter of 2002, natural gas rate decreases of 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. These natural gas rate decreases are designed to pass through changes in purchased natural gas costs to customers and reduce operating revenues and resource costs with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $11.5 million and $52.7 million as of December 31, 2002 and 2001, respectively.

Power Market Issues

Avista Utilities and Avista Energy participate directly and indirectly in the power markets in the United States. Developments in these markets, particularly in the western part of the United States, have affected both Avista Utilities and Avista Energy. Federal and state officials including, but not limited to, the FERC and the California Public Utility Commission (CPUC), commenced reviews in 2000 to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in the wholesale markets. The proceedings are continuing and their ultimate outcome and the resulting impact on the Company cannot be predicted at this time.

California Energy Crisis

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of December 31, 2002, Avista Energy’s accounts receivable outstanding related to defaulting parties in California did not exceed its reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations. Reserves for defaulted payments established in 2000 and 2001 accounted for the majority of the Company’s increase in the total allowance for doubtful accounts. The allowance for doubtful accounts was $46.9 million as of December 31, 2002 compared to $50.2 million as of December 31, 2001 and $14.4 million as of December 31, 2000.

In July 2001, the FERC issued an order to commence a fact-finding hearing to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California spot market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. However, the FERC announced that it is considering changing the method used to determine natural gas costs for calculating refunds in this proceeding, which could delay their findings. Furthermore, on November 20, 2002, the FERC issued a Discovery Order, which reopened the evidentiary record and allowed parties in the proceeding to conduct additional discovery for the period January 1, 2000 to June 20, 2001. The November 20, 2002 Discovery Order required that, by no later than March 3, 2003, the market participants provide relevant documents to support any proposed recommendations to the FERC. The Discovery Order also affords parties in this proceeding the opportunity to respond by March 20, 2003 to submissions made by March 3, 2003. On December 12, 2002, the FERC Administrative Law Judge issued a Certification of Proposed Findings on California Refund Liability detailing the proposed refund amounts, which was presented to the FERC for consideration.

Several parties filed documents with the FERC on March 3, 2003 presenting supplemental information regarding alleged improper market conduct and requests for refunds and other relief under the additional discovery procedures set forth in both the California and Pacific Northwest refund proceedings. The filing parties include the California Parties (a joint filing including the Attorney General of the State of California, the California Electricity Oversight

AVISTA CORPORATION

Board, the CPUC, and PG&E), the City of Tacoma and Port of Seattle (jointly), the City of Seattle, and the Washington State Attorney General. The filing parties, with the exception of the Washington State Attorney General, have made specific allegations with regard to many companies, including Avista Corp. and Avista Energy.

Avista Corp. and Avista Energy will file reply comments in response to the allegations of the parties by March 20, 2003. Based upon an initial review of the filings, there are no new allegations or information not known to and addressed by the FERC Trial Staff in a separate investigation of Avista Corp. and Avista Energy.

As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 28 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, the FERC Trial Staff concluded that: 1) There was no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy and 2) There was no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001. An agreement in resolution, including these findings, was filed with the FERC’s administrative law judge in January 2003. Avista Corp., Avista Energy and the FERC Staff have requested that the administrative law judge certify the agreement in resolution and forward it to the FERC for approval.

Pacific Northwest Refund Proceedings

The July 2001 FERC order also directed an evidentiary proceeding to explore wholesale power market issues in the Pacific Northwest to determine whether there were excessive charges for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. Based on their application of selected retroactive pricing methods, certain parties asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities. Avista Energy and Avista Utilities joined with numerous other wholesale market participants to oppose proposals by parties for retroactive price caps and refund claims. In September 2001, the FERC’s administrative law judge for this proceeding issued a recommendation that the FERC should not order refunds for the Pacific Northwest for the period in question and that the FERC should take no further action on these matters. On December 19, 2002, the FERC issued a Discovery Order that reopened the evidentiary record and allowed parties in the proceeding to conduct additional discovery for the period January 1, 2000 to June 20, 2001. The December 19, 2002 Discovery Order required that, by no later than March 3, 2003, the market participants provide relevant documents to support any proposed recommendations to the FERC. The Discovery Order also affords parties in this proceeding the opportunity to respond by March 20, 2003 to submissions made by March 3, 2003. The Company cannot predict when the FERC will issue a decision in the Pacific Northwest refund proceeding. If retroactive price caps or refunds are imposed, Avista Utilities and Avista Energy could assert offsetting claims in the Pacific Northwest refund proceeding.

See further information under “Federal Energy Regulatory Commission Inquiry,” “U.S. Commodity Futures Trading Commission (CFTC) Subpoena,” “California Energy Markets” and “Washington Consumer Class Action Lawsuit” in “Note 28 of the Notes to Consolidated Financial Statements.”

Regional Transmission Organizations

Avista Corp. is negotiating with nine other utilities in the western United States in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to a FERC order requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a description of efforts to participate in a RTO, and any existing obstacles to RTO participation. RTO West filed its Stage 2 proposal with the FERC in March 2002 and received limited approval from the FERC of this initial plan in September 2002. The FERC’s goal with respect to the formation of RTOs is to promote efficiency in wholesale electricity markets and in the operation of transmission systems by way of standardized and independent operation of transmission systems.

Avista Corp. and two other western utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which would be a member of RTO West, serve portions of five states and own or lease the high voltage transmission facilities of the participating utilities. TransConnect filed its proposal with the FERC in November 2001 and received limited approval from the FERC in September 2002.

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

AVISTA CORPORATION

Standard Market Design

On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking proposing a Standard Market Design (SMD) that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new SMD would establish a generation adequacy requirement for “load-serving entities” and a standard platform for the sale of electricity and transmission services. Under the new SMD, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including Avista Utilities, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. As the SMD proposal develops, the Company continues to assess the impact the SMD would have on its operations as well as how the SMD would impact the RTO West and TransConnect proposals. The Company is subject to state regulation in each of the states in which it operates. State regulatory agencies are actively involved in the SMD rulemaking process and there have been significant concerns at the state and regional level raised with the FERC with respect to the SMD, particularly in the western United States. In February 2003, Avista Utilities and several other western utilities filed comments with the FERC expressing their concerns with respect to the SMD proposal.

Results of Operations

Overall Operations

Diluted earnings (loss) per common share by business segments

The following table presents diluted earnings (loss) per common share by business segments for the years ended December 31:

	2002	2001	2000

Avista Utilities	$0.71	$0.46	$(1.37)
Energy Trading and Marketing	0.47	1.33	3.51
Information and Technology	(0.25)	(0.41)	(0.41)
Other	(0.26)	(0.18)	(0.06)

Earnings per common share from continuing operations	0.67	1.20	1.67
Earnings (loss) per common share from discontinued operations	0.02	(1.00)	(0.20)

Earnings per common share before cumulative effect of accounting change	0.69	0.20	1.47
Loss per common share from cumulative effect of accounting change	(0.09)	—	—

Total earnings per common share, diluted	$0.60	$0.20	$1.47

2002 compared to 2001

Income from continuing operations was $34.3 million for 2002 compared to $59.6 million for 2001. The decrease was primarily due to reduced net income recorded by the Energy Trading and Marketing line of business. Energy Trading and Marketing recorded net income of $22.4 million for 2002 compared to $63.2 million for 2001. The primary reason for the decrease in net income was a reduction in Avista Energy’s net margin. During the second half of 2001 and 2002, prices, trading volumes and volatility in wholesale energy markets in the western United States decreased relative to the first half of 2001, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $36.4 million for 2002, compared to $24.2 million for 2001. The increase for Avista Utilities is primarily due to an increase in gross margin (operating revenues less resource costs) primarily due to an electric rate increase in Washington, partially offset by an increase in other operating expenses.

The Information and Technology line of business incurred a net loss of $12.1 million for 2002 compared to $19.4 million for 2001. The decrease in the net loss was primarily due to a decrease in operating expenses.

The Other line of business incurred a net loss of $12.4 million for 2002 compared to $8.4 million for 2001. The increase in the net loss was primarily due to litigation costs and settlements.

The discontinued operations of Avista Communications recorded net income of $1.1 million for 2002 compared to a net loss of $47.4 million for 2001. Net income for 2002 was primarily due to the settlement of contracts and liabilities as well as the favorable settlement of a lawsuit. The significant loss for 2001 was primarily due to asset impairment charges of $58.4 million.

AVISTA CORPORATION

Total revenues decreased $414.9 million for 2002 compared to 2001. Avista Utilities’ revenues decreased $336.9 million, or 27 percent, primarily due to decreased wholesale electric revenues, partially offset by increased retail electric revenues. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts. The decrease in wholesale revenues also reflected a decrease in wholesale prices. The increase in retail electric revenues was primarily a result of higher rates approved by state regulatory commissions to recover deferred power costs as well as the general electric rate case order approved by the WUTC in June 2002. Revenues from Energy Trading and Marketing decreased $80.1 million, or 60 percent, primarily due to decreased energy commodity prices and trading volumes, as well as reduced market volatility. Revenues from the Information and Technology companies increased 28 percent to $17.6 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business decreased $1.7 million reflecting decreased activity in this line of business.

Total resource costs (all from Avista Utilities) decreased $396.5 million for 2002 compared to 2001 primarily due to reduced power purchase expenses, decreased cost of natural gas purchased to serve retail customers and decreased fuel for generation expenses. Power purchase expenses, natural gas purchased and fuel for generation decreased due to lower wholesale market prices, increased hydroelectric generation, reduced wholesale sales obligations and decreased thermal generation. The net amortization of deferred power and natural gas costs was $68.5 million for 2002, compared to net deferrals of $210.5 million for 2001.

Operations and maintenance expenses decreased $2.7 million primarily due to reduced expenses for Information and Technology. During 2002, Avista Advantage and Avista Labs focused on reducing operating expenses by improving efficiencies and reducing the workforce.

Administrative and general expenses decreased $0.5 million; however, there were significant fluctuations within each business segment. The net decrease was due to reduced expenses for Energy Trading and Marketing as well as Information and Technology, partially offset by increased expenses for Avista Utilities and Other. The decrease for Energy Trading and Marketing was primarily a result of reduced incentive compensation expenses resulting from decreased earnings as well as reduced professional fees. The decrease for Information and Technology was consistent with the decrease in operations and maintenance expenses. The increase for Avista Utilities was primarily due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001. Cost reduction measures were not as restrictive during 2002 as the second half of 2001. The increase in administrative and general expenses for Avista Utilities was also due to increased pension, health care, legal and general insurance costs. Administrative and general expenses for the Other business segment increased due to litigation costs and settlements.

Depreciation and amortization increased $1.3 million due to an increase for Avista Utilities partially offset by decreases for each of the other business segments. The decreases for the other business segments were primarily due to the requirement of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” that goodwill no longer be amortized effective January 1, 2002.

Taxes other than income taxes increased $8.1 million primarily due to increased retail electric revenues and related taxes for Avista Utilities. The increase for Avista Utilities was partially offset by a decrease for Energy Trading and Marketing due to a decrease in the net margin on energy trading activities.

Interest expense decreased $1.1 million for 2002 compared to 2001. The average balance of debt outstanding was relatively consistent for 2001 and 2002 with increasing balances outstanding during 2001 and decreasing balances outstanding during 2002. The amount of debt outstanding increased substantially during 2001 with the issuance of $400.0 million of Unsecured Senior Notes in April 2001 and $150.0 million of First Mortgage Bonds in December 2001. During 2002, the Company repurchased $203.6 million of long-term debt. The Company expects interest expense to continue to decline in 2003 due to the effect of debt repurchases in 2002, expected debt repurchases in 2003 and scheduled debt maturities in 2003.

Capitalized interest decreased $3.0 million for 2002 compared to 2001 primarily due to the fact that the Company did not capitalize any interest related to Coyote Springs 2 subsequent to September 30, 2002 because the project was substantially completed. A decrease in capital expenditures for Avista Utilities also contributed to the decrease in capitalized interest.

Other income-net decreased $3.2 million primarily due to reduced interest income partially offset by impairment charges recorded during 2001.

AVISTA CORPORATION

Income taxes decreased $4.4 million for 2002 compared to 2001, primarily due to decreased earnings before income taxes, partially offset by an increase in state income taxes. The effective tax rate was 46.6 percent for 2002 compared to 36.6 percent for 2001. The increase in the effective tax rate was due to increased state income tax expense as well as decreased earnings and the increased effect of permanent tax differences, such as accelerated tax depreciation, resulting from the Company’s previous transition to SFAS No. 109, “Accounting for Income Taxes.”

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142. Accordingly, the Company determined that $6.4 million of goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, was impaired. The Company recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change in the Consolidated Statement of Income and Comprehensive Income.

2001 compared to 2000

Income from continuing operations was $59.6 million for 2001 compared to $101.1 million for 2000. The decrease was primarily due to reduced net income recorded by the Energy Trading and Marketing line of business, partially offset by an increase in net income from Avista Utilities. Also contributing to the decline in income from continuing operations was an increase in interest expense and $21.8 million of deferred power costs written off during 2001. The Energy Trading and Marketing line of business recorded net income of $63.2 million in 2001 compared to $161.8 million in 2000. The primary reason for the decrease in net income was a reduction in the mark-to-market adjustment for the change in the fair value position of Avista Energy’s energy commodity portfolio. During the second half of 2001, volatility in wholesale energy markets in the western United States decreased, which reduced Avista Energy’s earnings potential. Net income recorded by Avista Utilities was $24.2 million in 2001, an increase from a net loss of $38.8 million in 2000. Avista Utilities’ net loss for 2000 was primarily due to unprecedented sustained peaks in electric energy prices compounded by a wholesale short position.

The Information and Technology line of business incurred a net loss of $19.4 million for 2001 compared to $19.0 million for 2000 as Avista Advantage and Avista Labs continued to grow their operations.

The Other line of business incurred a net loss of $8.4 million for 2001 compared to $2.9 million for 2000. The increase in the net loss from 2000 was primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements.

The discontinued operations of Avista Communications incurred a net loss of $47.4 million for 2001 compared to a net loss of $9.4 million for 2000. The significant loss from Avista Communications was primarily due to pre-tax asset impairment charges of $58.4 million recorded during the third quarter of 2001.

Total revenues decreased $463.2 million in 2001 compared to 2000. Avista Utilities’ revenues decreased $281.3 million, or 19 percent, primarily due to decreased wholesale electric sales partially offset by increased retail revenues from both electric and natural gas sales. The increase in retail revenues is primarily a result of higher rates approved by state regulatory agencies to recover deferred power and natural gas costs. Revenues from the Energy Trading and Marketing line of business decreased $173.5 million, or 56 percent, due to a decrease in unrealized gains. Revenues from the Information and Technology companies increased 141 percent to $13.8 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business decreased $16.6 million, or 50 percent, reflecting decreased activity in this line of business.

Avista Utilities’ resource costs decreased $396.5 million in 2001 compared to 2000, or 32 percent, primarily due to reduced wholesale power purchases.

Administrative and general expenses decreased $15.7 million in 2001 compared to 2000 primarily due to reduced expenses for Avista Utilities and Energy Trading and Marketing. This was primarily a result of company-wide initiatives to reduce expenses. This was also due to decreased incentive compensation expense based on lower earnings by both Avista Energy and the Company.

Interest expense increased $38.2 million in 2001 compared to 2000, primarily due to higher levels of outstanding debt during the year. Long-term debt and short-term borrowings outstanding as of December 31, 2001 increased $320.2 million from December 31, 2000.

Capitalized interest increased $7.1 million from 2000 to 2001 primarily due to increased capitalized interest for Coyote Springs 2.

AVISTA CORPORATION

Income taxes decreased $42.6 million in 2001 compared to 2000, primarily due to decreased earnings before income taxes. The effective tax rate was 36.6 percent for 2001 compared to 43.2 percent for 2000. The higher effective tax rate in 2000 was primarily due to higher state income taxes.

Preferred stock dividend requirements decreased from 2000 due to the conversion of all outstanding shares of Series L Preferred Stock into shares of common stock, which resulted in a one-time charge of $21.3 million for preferred stock dividend requirements in 2000.

Avista Utilities

2002 compared to 2001

Avista Utilities recorded net income of $36.4 million for 2002 compared to $24.2 million for 2001. Avista Utilities’ income from operations was $149.2 million for 2002 compared to $114.9 million for 2001. This increase was primarily due to an increase in gross margin (operating revenues less resource costs). Avista Utilities’ operating revenues decreased $336.9 million and resource costs decreased $396.5 million resulting in an increase of $59.6 million in gross margin for 2002 as compared to 2001. The increase in gross margin was partially offset by an increase in administrative and general expenses, depreciation and amortization and taxes other than income taxes. The general electric rate increase of 19.3 percent in Washington base retail rates effective July 1, 2002 contributed to the increase in gross margin.

Retail electric revenues increased $65.2 million for 2002 from 2001. This increase was primarily due to the electric surcharges implemented to recover deferred power costs and the June 2002 Washington electric rate increase, partially offset by decreased use per customer and total kWhs sold. The increase in retail electric revenues was also due to refunds to customers in January 2001 of the gain on the sale of Avista Utilities’ interest in the Centralia Power Plant (Centralia) that reduced revenues for 2001. During 2001 and 2002, Avista Utilities experienced decreased loads and decreased use per customer with respect to electric retail sales. The decrease in use per customer appears to be primarily due to a response to the increase in electric rates and the resulting conservation efforts of individual customers. The decrease in use per customer also appears to reflect milder weather in 2002 and 2001 as compared to 2000. The decrease in total kWhs sold primarily relates to industrial customers and appears to reflect a general downturn in the economy of eastern Washington and northern Idaho.

Wholesale electric revenues decreased $416.8 million, or 87 percent, reflecting wholesale sales volumes which decreased 65 percent from 2001 and average sales prices that were 62 percent lower than the prior year. Average wholesale prices decreased to $28.92 per MWh for 2002 from $76.80 per MWh for 2001 reflecting decreased electric prices in the western United States. Wholesale sales volumes decreased primarily due to the expiration of several wholesale electric sales contracts, including two 100 MW index-based sales contracts that expired in July 2001. The extent of future wholesale transactions will be based on the availability of resources owned or controlled by Avista Utilities and changes to loads of Avista Utilities’ customers and contractual obligations.

Other electric revenues increased $13.5 million primarily due to the sale of natural gas purchased for electric generation that was not used in generation. Avista Utilities operated less thermal generation in 2002 as compared to 2001 based on lower retail demand, increased hydroelectric generation and decreased wholesale market prices.

Natural gas revenues increased $1.2 million for 2002 from 2001 due to a slight increase in retail and transportation revenues, partially offset by a decrease in wholesale natural gas revenues. Retail rates were increased during 2001 to recover deferred natural gas costs. During the fourth quarter of 2002, retail rates for natural gas were reduced in response to a decrease in current and projected natural gas costs. During 2001 and 2002, Avista Utilities experienced decreased loads and decreased use per customer with respect to natural gas retail sales. The decrease in use per customer appears to be primarily due to a response to the increase in natural gas rates during 2001 and the resulting conservation efforts of individual customers. The decrease in use per customer also appears to reflect milder weather in 2002 and 2001 as compared to 2000. The decrease in total therms sold primarily relates to industrial customers and appears to reflect a general downturn in the economy of Avista Utilities’ service territory.

Power purchased for 2002 decreased $593.0 million, or 84 percent, compared to 2001 due to the decreased volume and price of power purchases. Average purchased power prices for 2002 were $24.64 per MWh or 68 percent lower than $77.40 per MWh for 2001 and volumes purchased decreased 49 percent compared to 2001. The decrease in the volume of purchased power was primarily the result of decreases in the volume of wholesale electric sales and increased hydroelectric resource availability to meet retail demand.

AVISTA CORPORATION

Net amortization of deferred power costs was $26.3 million in 2002 compared to net deferrals of $202.8 million in 2001. During 2002, Avista Utilities recovered (collected as revenue) $38.6 million of previously deferred power costs in Washington and $24.7 million in Idaho. During 2002, Avista Utilities deferred $22.4 million of power costs in Washington and $13.5 million in Idaho. During 2002, $27.7 million of a deferred credit was offset against the Idaho share of deferred power costs. The deferred credit relates to funds received in December 1998 in which the Company assigned and transferred certain rights under a long-term power sales contract with Portland General Electric (PGE) to a funding trust. Total deferred power costs were $155.3 million as of December 31, 2002. See further description of issues related to deferred power costs in the section “Avista Utilities – Regulatory Matters.”

During 2002, Avista Utilities had $42.2 million of net amortization of deferred natural gas costs compared to net deferrals of $7.7 million in 2001. Total deferred natural gas costs were $11.5 million as of December 31, 2002.

The cost of fuel for generation for 2002 decreased $63.4 million from 2001 primarily due to a decrease in thermal generation as well as a decrease in the average cost of natural gas used for generation. Thermal generation decreased 43 percent primarily due to increased hydroelectric generation and wholesale market prices that were generally below the cost of operating the thermal generating units.

The expense for natural gas purchased for 2002 decreased $50.0 million compared to 2001 primarily due to the decreased average cost of natural gas.

Other fuel costs for 2002 increased $34.6 million compared to 2001. This was due to an increase in natural gas purchased as fuel for electric generation that was not used. This excess natural gas was sold with the associated revenues reflected as other electric revenues. Other fuel costs exceeded the revenues from selling the excess natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho.

2001 compared to 2000

Avista Utilities recorded net income of $24.2 million in 2001 compared to a net loss of $38.8 million in 2000. Avista Utilities’ income from operations was $114.9 million for 2001 compared to $3.2 million for 2000. This increase was primarily due to an increase in gross margin (operating revenues less resource costs). Avista Utilities’ operating revenues decreased $281 million and resource costs decreased $396 million resulting in an increase of $115 million in gross margin for 2001 as compared to 2000.

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

Avista Utilities’ short position was compounded by the May 2000 sale of its interest in Centralia to TransAlta, which reduced its system capacity by 200 megawatts. Based on historical trends and Avista Utilities’ views on power prices and availability of power for May and June 2000, Avista Utilities did not seek to replace Centralia generation for those two months with firm commitments. Avista Utilities entered into a three-and-one-half-year contract to purchase 200 megawatts from TransAlta beginning in July 2000.

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

AVISTA CORPORATION

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

During 2001 Avista Utilities deferred $145.4 million (net of the $21.8 million write-off) in power costs in Washington and $73.7 million in Idaho. The total balance of deferred power costs was $140.2 million for Washington and $73.1 million for Idaho as of December 31, 2001. In September 2001, the WUTC approved a temporary electric surcharge of 25 percent. In 2001, revenue collected under the Washington surcharge was $10.2 million, and $53.8 million of a deferred credit on the Company’s balance sheet relating to funds received from a power sales contract with PGE in 1998 was offset against deferred power costs. In October 2001, the IPUC approved a PCA surcharge and the extension of a previously approved PCA surcharge for a total of 19.4 percent. In 2001, revenue collected under the Idaho PCA surcharges was $6.1 million, and $6.9 million of a deferred credit on the Company’s balance sheet relating to funds received from a power sales contract with PGE in 1998 was offset against deferred power costs. In March 2002, the WUTC issued an order approving the prudence and recoverability of 90 percent of deferred power supply costs incurred during the period from July 1, 2000 through December 31, 2001. This resulted in the Company recording an additional expense for $21.8 million (representing the 10 percent of costs not recoverable) of power supply costs previously deferred through 2001. Additionally, the order also provided that one-fifth of the 25 percent electric surcharge will be applied to offset the Company’s general operating costs and the remainder will continue to be applied as a recovery of deferred power costs. The WUTC order also approved a 6.2 percent (or $14.7 million in annual revenues) increase in base retail rates. See further description of issues related to deferred power costs in the section “Avista Utilities – Regulatory Matters.”

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

The expense for natural gas purchased for resale for 2001 increased $50.8 million compared to 2000 due to the increased cost of natural gas partially offset by a decrease in total therms sold. Consistent with changes in fuel for generation, natural gas costs declined during the second half of 2001 as compared to the first half of the year.

As part of the strategy to mitigate the decline in electric resources caused by poor hydroelectric conditions and volatile energy markets, Avista Utilities had several buy-back and rebate programs for residential, commercial and industrial customers during 2001. The programs were designed to encourage conservation and decrease average customer usage.

Energy Trading and Marketing

Energy Trading and Marketing includes the results of Avista Energy and Avista Power.

Avista Energy is an electricity and natural gas marketing and trading business, operating primarily within the WECC. Avista Energy focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers.

AVISTA CORPORATION

In June 2002, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-3 regarding the accounting for contracts involved in energy trading and risk management activities. The partial consensus required that all gains and losses arising from energy trading contracts (whether realized or unrealized) accounted for under EITF Issue No. 98-10 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” were to be presented on a net basis in the income statement beginning in the third quarter of 2002. Reclassification of all historical comparable periods was required. Avista Energy historically presented unrealized gains and losses on energy trading contracts on a net basis. However, realized contracts were presented on a gross basis for both operating revenues and resource costs. The implementation of EITF Issue 02-3 resulted in reduced operating revenues and resource costs as compared to historical periods with no impact on the Company’s net income or financial condition.

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. Any gain or loss on contracts that are not considered derivatives will not be recognized until the contract is settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in a significant increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of approximately $1.2 million (net of tax) related to the transition from EITF 98-10 to SFAS No. 133. See “Critical Accounting Policies” and “Note 2 of the Notes to Consolidated Financial Statements” for further details.

Derivative commodity instruments in the energy trading portfolio are marked to estimated fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments. For natural gas commodity instruments, these market prices are generally available through three years. For electric commodity instruments, these market prices are generally available through two years. For longer-term positions and certain short-term positions for which market prices are not available, models based on forward price curves are utilized. These models incorporate a variety of estimates and assumptions, the ultimate outcomes of which are beyond Avista Energy’s control including, among others, estimates and assumptions as to demand growth, fuel price escalation, availability of existing generation and costs of new generation. Actual experience can vary significantly from these estimates and assumptions.

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

2002 compared to 2001

Energy Trading and Marketing’s net income was $22.4 million for 2002, compared to $63.2 million for 2001. The primary reason for the decrease in net income was a decrease in the net margin on energy trading activities. Net margin on energy trading activities, which is reported as operating revenues, was $54.2 million for 2002 compared to $134.3 million for 2001.

Realized gains decreased to $141.6 million for 2002 from $164.5 million for 2001. Realized gains represent the net gain on contracts that have settled. The decrease was primarily due to a decrease in the underlying commodity

AVISTA CORPORATION

values that settled and a decrease in the volume of transactions. The decrease in the volume of transactions was primarily due to reduced liquidity in wholesale markets, fewer creditworthy counterparties participating in the wholesale markets and a decrease in the volatility of prices in the wholesale markets. The total mark-to-market adjustment for Energy Trading and Marketing was an unrealized loss of $87.4 million for 2002 compared to an unrealized loss of $30.2 million for 2001. The increase in the unrealized loss is primarily due to the settlement of contracts and the realization of previously unrealized gains and decreased volatility in the wholesale energy markets. During 2002, the change in the total unrealized gain attributable to market prices and other market changes was $49.7 million, a decrease from $120.6 million in 2001.

Administrative and general expenses decreased $11.7 million, or 35 percent, from 2001 primarily due to reduced incentive compensation expense based on lower earnings in 2002. Reduced professional fees also contributed to the decrease in administrative and general expenses. Professional fees were high during 2001 due to expenses associated with the California energy crisis (see “Power Market Issues”) and a CFTC investigation that was resolved in 2001 related to certain trades in 1998.

Energy Trading and Marketing’s total assets decreased $156.6 million from December 31, 2001 to December 31, 2002 primarily due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets reflects the settlement of contracts and a decrease in commodity prices during 2002.

2001 compared to 2000

Energy Trading and Marketing’s net income was $63.2 million for 2001, compared to $161.8 million for 2000. The primary reason for the decrease in net income was a decrease in the mark-to-market adjustment for the change in the fair value position of Avista Energy’s energy commodity portfolio. The mark-to-market adjustment was an unrealized loss of $30.2 million for 2001 compared to an unrealized gain of $176.8 million for 2000. The decrease is primarily due to a significant amount of contracts settled during 2001 and the realization of previous unrealized gains. Volatility in energy markets and increased commodity prices during 2000 resulted in significant unrealized gains during 2000. These unrealized gains were partially realized during 2001. Realized gains increased to $164.5 million in 2001 from $130.9 million in 2000.

Administrative and general expenses decreased $7.8 million or 19 percent from 2000 primarily due to reduced incentive compensation expense based on lower earnings in 2001.

Expenses associated with the exit of Avista Energy’s operations in Houston and Boston during the first half of 2000 totaled $7.9 million in 2000.

During 2001 the Company recorded an impairment charge of $8.2 million related to three turbines owned by Avista Power which is reflected in the line item other income-net in the Consolidated Statements of Income and Comprehensive Income. The Company originally planned to use these turbines in a non-regulated generation project. During 2001, the Company decided that it would no longer pursue the development of additional non-regulated generation projects. As such, the Company wrote down the carrying value of the turbines to estimated fair value less selling costs.

Energy Trading and Marketing’s total assets decreased $8.8 billion from December 31, 2000 to December 31, 2001 primarily due to a decrease in total current and non-current energy commodity assets. This decrease in commodity assets primarily reflected the settlement of a significant amount of contracts during 2001 and a decrease in the forward price and estimated value of natural gas and electricity from December 31, 2000 to December 31, 2001.

AVISTA CORPORATION

Energy trading activities and positions

The following summarizes information with respect to Avista Energy’s trading activities during 2002 (dollars in thousands):

	Natural Gas	Electric	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss) (4)

Fair value of contracts as of December 31, 2001	$38,392	$148,325	$186,717
Less contracts settled during 2002 (1)	(33,334)	(108,276)	(141,610)
Fair value of new contracts when entered into during 2002 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	29,662	20,032	49,694

Fair value of contracts as of December 31, 2002	$34,720	$60,081	$94,801

(1)	Contracts settled during 2002 include those contracts that were open in 2001 but settled during 2002 as well as new contracts entered into and settled during 2002. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy has not entered into any origination transactions during 2002 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During 2002, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

(4)	Change in unrealized gain (loss) does not reconcile to totals for the Energy Trading and Marketing segment due to an intercompany elimination between Avista Energy and Avista Power related to Avista Energy’s contract for the output from the Lancaster Project that is 49 percent owned by Avista Power.

The following discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of December 31, 2002 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Natural gas assets (liabilities), net (1)
Prices from other external sources (2)	$25,622	$2,144	$—	$—	$27,766
Fair value based on valuation models (3)	6,345	(1,351)	1,184	776	6,954

Total natural gas assets (liabilities), net	$31,967	$793	$1,184	$776	$34,720

Electric assets (liabilities), net (1)
Prices from other external sources (2)	$30,659	$21,688	$—	$—	$52,347
Fair value based on valuation models (4)	(1,929)	5,415	9,304	(5,056)	7,734

Total electric assets (liabilities), net	$28,730	$27,103	$9,304	$(5,056)	$60,081

(1)	Reflects commodity contracts outstanding and accounted for under EITF 98-10 as of December 31, 2002 with the exception of contracts entered into subsequent to October 25, 2002. The table does not reflect any adjustment for the transition to SFAS No. 133 for contracts not meeting the definition of a derivative. Effective January 1, 2003, contracts that were entered into on or prior to October 25, 2002 and not meeting the definition of a derivative are accounted for on an accrual basis. Contracts not meeting the definition of a derivative include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements.

(2)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For natural gas assets and liabilities, these market quotes are generally available through three years. For electric assets and liabilities, these market quotes are generally available through two years.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

(4)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with

AVISTA CORPORATION

inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather).

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

Avista Power

Avista Power is a 49 percent owner of a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project), which commenced commercial operation in September 2001. All of the output from the Lancaster Project is contracted to Avista Energy for 25 years. In addition, Avista Power and its co-owner, an affiliate of Mirant Americas Development, Inc. (Mirant), have substantially completed the construction of Coyote Springs 2. In January 2003, Avista Power’s 50 percent ownership interest in Coyote Springs 2 was transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. See “New Generation Resource – Avista Utilities” for further information.

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Avista Corp. continues discussions with selected companies in its search for a financial partner for Avista Labs with the goal of reducing its ownership interest in Avista Labs to less than 20 percent.

2002 compared to 2001

Information and Technology’s net loss was $12.1 million for 2002 compared to $19.4 million for 2001. Operating revenues for this line of business increased $3.8 million and operating expenses decreased $7.2 million, as compared to 2001. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The decrease in operating expenses reflects reduced expenses for Avista Advantage and Avista Labs due to improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses. Certain non-recurring items in both periods also contributed to the decrease in operating expenses.

2001 compared to 2000

Information and Technology’s net loss was $19.4 million for 2001 compared to $19.0 million for 2000. Operating revenues and expenses in 2001 for this line of business increased $8.1 million and $11.5 million, respectively, as compared to 2000. Avista Advantage accounted for the increase in revenues primarily due to the expansion of its customer base. The increase in operating expenses reflected expansion of operations for Avista Advantage and further fuel cell development by Avista Labs.

Other

The Other line of business includes several subsidiaries, including Avista Ventures, Pentzer, Avista Development and Avista Services. The operations of Avista Capital that are not included through its subsidiaries are reported in this line of business.

2002 compared to 2001

The net loss before cumulative effect of accounting change from this line of business was $12.4 million for 2002, compared to $8.4 million for 2001. The increase in the net loss was primarily due to a decrease in income from operations and partially due to an increase in interest expense as well as a reduction in gains on the disposition of assets. Operating revenues from this line of business decreased $1.7 million and operating expenses increased $2.7 million, respectively, for 2002 as compared to 2001. The decrease in income from operations was primarily due to an increase in litigation costs and settlements as well as an increase in the loss from Advanced Manufacturing and Development, a subsidiary of Avista Ventures, from $4.5 million in 2001 to $5.1 million in 2002.

AVISTA CORPORATION

2001 compared to 2000

The net loss from this line of business was $8.4 million for 2001, compared to $2.9 million for 2000. The increase in the net loss from 2000 was primarily a result of increased interest expense on intercompany borrowings between Avista Capital and Avista Corp. that is eliminated in the consolidated financial statements. Operating revenues and expenses from this line of business decreased $16.6 million and $16.0 million, respectively, during 2001 as compared to 2000, reflecting reduced activities in this line of business.

Discontinued Operations

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of operating assets was complete by the end of 2002. Certain liabilities of the operations remain to be settled. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Lewiston and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In December 2002, the Company completed the sale of substantially all of the remaining assets of Avista Communications to FiberLink LLC.

2002 compared to 2001

Net income for 2002 was $1.1 million, compared to a net loss of $47.4 million for 2001. Net income for 2002 was primarily due to the settlement of contracts and liabilities during the period as well as the favorable settlement of a lawsuit during the period. The significant net loss for 2001 was due to asset impairment charges of $58.4 million recorded during the third quarter of 2001.

2001 compared to 2000

The net loss for 2001 was $47.4 million, compared to a net loss of $9.4 million for 2000. The significant net loss for 2001 was due to asset impairment charges. The loss from operations for Avista Communications was $21.1 million for 2001 compared to $15.4 million for 2000.

Earnings Outlook

The Company expects to report consolidated earnings in the range of $0.80 to $1.00 per diluted share in 2003. This expectation is for earnings before the cumulative effect of changes in accounting principles. This estimate includes earnings ranging from $0.60 to $0.80 for Avista Utilities and $0.20 to $0.30 for Energy Trading and Marketing and a loss ranging from $0.10 to $0.15 for Information and Technology. The 2003 projection includes uncertainties surrounding reduced activity in the wholesale energy markets and increased expenses, such as pension, health care and insurance costs. The projection for 2003 anticipates that the Company will expense the first $9 million plus 10 percent of any additional power supply costs above the amount allowed in base retail electric rates for Washington customers. The Company anticipates that the change in accounting for Avista Energy’s energy trading activities from EITF Issue No. 98-10 to SFAS No. 133 could result in a significant increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward-Looking Statements” and “Future Outlook-Business Risks.” See “Liquidity and Capital Resources” for additional information.

New Generation Resource – Avista Utilities

Construction has been substantially completed on the 280 MW combined cycle natural gas-fired turbine power plant at Coyote Springs 2 located near Boardman, Oregon which was 50 percent owned by Avista Power and 50 percent owned by Mirant and was included in the Energy Trading and Marketing line of business as of December 31, 2002. The Company’s ownership interest in the plant was transferred from Avista Power to Avista Corp. in January 2003 to be operated as an asset of Avista Utilities. Avista Corp. and Mirant are both current with respect to their obligations to share equally in the costs of construction of the plant. Avista Corp. and Mirant will share equally in the costs of operation and output from Coyote Springs 2. In May 2002, a transformer at the site failed and caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The Company worked closely with the

AVISTA CORPORATION

appropriate environmental agencies to complete a satisfactory cleanup of the oil. While the cause of the failure is still being investigated, the Company anticipates the cost of the cleanup as well as the cost of replacing the damaged transformer will be considered covered losses under the relevant insurance policies. Additionally, the Company continues to evaluate the merits of possible claims against those parties that may be responsible for the transformer failure. In December 2002, the replacement transformer was received in a damaged condition. The problems with the transformer have delayed the scheduled completion of the project from the third quarter of 2002 to the middle of 2003. As of December 31, 2002, the Company had invested $109.0 million in Coyote Springs 2, including capitalized interest.

New Accounting Standards

See “Note 2 of the Notes to Consolidated Financial Statements.”

Critical Accounting Policies

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

In accordance with SFAS No. 71, profits recognized by Avista Energy on natural gas sales to Avista Utilities, including gains and losses on natural gas contracts, are not eliminated in the consolidated financial statements. This is due to the fact that costs incurred by Avista Utilities for natural gas purchases to serve retail customers and for fuel for electric generation are expected to be recovered through future retail rates.

The Company’s primary regulatory assets include power and natural gas deferrals, investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset offsetting energy commodity derivative liabilities (see “Utility Energy Commodity Derivative Assets and Liabilities” for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Deferred credits include regulatory liabilities created when Centralia was sold and the gain on the general office building sale/leaseback, which is being amortized over the life of the lease.

Avista Utilities Energy Commodity Derivative Assets and Liabilities

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

AVISTA CORPORATION

Avista Utilities enters into forward contracts to purchase or sell energy. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income and Comprehensive Income. Such realized gains or losses are recognized in the period of settlement subject to current or future recovery in retail rates.

Avista Utilities believes that substantially all of its purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under SFAS No. 133 and are not required to be recorded as derivative commodity assets and liabilities. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled unless there is a decline in the fair value of the contract that is determined to be other than temporary.

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

Avista Energy Trading Activities

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. Any gain or loss on contracts that are not considered derivatives will not be recognized until the contract is settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in a significant increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of approximately $1.2 million (net of tax) related to the transition from EITF 98-10 to SFAS No. 133.

Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For natural gas commodity instruments, these market prices are generally available through three years. For electric commodity instruments, these market prices are generally available through two years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. These models incorporate a variety of estimates and assumptions, the ultimate outcomes of which are beyond Avista Energy’s control including, among others, estimates and assumptions as to demand growth, fuel price escalation, availability of existing generation and costs of new generation. Actual experience can vary significantly from these estimates and assumptions. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized as income on a current basis (the mark-to-market method) and are included in the Consolidated Statements of Income and Comprehensive Income in operating revenues on a net basis, and in the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

AVISTA CORPORATION

Pension Plans and Other Postretirement Benefit Plans

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees. Certain of the Company’s subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee’s average compensation as specified in the plan. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for income tax purposes. The Company made $12 million in cash contributions to the pension plan in 2002 and did not make any cash contributions to the pension plan in 2001. The Company expects to contribute approximately $12 million to the pension plan in 2003. Pension fund assets are invested primarily in marketable debt and equity securities. The Company’s pension plan currently has assets with a fair value that is less than the present value of the accumulated benefit obligation under the plan. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes.

The Company’s pension costs (including the Supplemental Executive Retirement Plan (SERP)) were $10.3 million, $4.8 million and $2.1 million for 2002, 2001 and 2000, respectively. Of these pension costs, approximately 70 percent are expensed and approximately 30 percent are capitalized. The Company’s costs for the pension plan are determined in part by actuarial formulas and are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are affected by actual employee demographics (including age, compensation and the length of service by employees), the amount of cash contributions the Company makes to the pension plan and the return on pension plan assets. Changes made to the provisions of the pension plan may also impact current and future pension costs. Pension plan costs may also be significantly affected by changes in key actuarial assumptions, including the expected return on pension plan assets, the discount rate used in determining the projected benefit obligation and pension costs as well as the assumed rate of increase in employee compensation. The change in pension plan obligations associated with these factors may not be immediately recognized as pension costs in the Consolidated Statement of Income and Comprehensive Income, but generally are recognized in future years over the remaining average service period of pension plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to pension plan participants.

The Company has not made any changes to pension plan provisions in 2002, 2001 and 2000 that have had any significant effect on recorded pension plan amounts. The Company has revised the key assumptions of expected return on pension plan assets and the discount rate in 2002 as compared to 2001 and 2000. Such changes had an effect on reported pension costs in 2002 and will have an impact on future years given the cost recognition approach described above. However, in determining pension obligation and costs amounts, these assumptions can change from period to period, and such changes could result in material changes to future pension costs and funding requirements.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in thousands):

Actuarial	Change in	Impact on Projected	Impact on	Impact on
Assumption	Assumption	Benefit Obligation	Pension Liability	Pension Cost

Expected long-term return on plan assets	-0.5%	$—	$ —*	$769
Expected long-term return on plan assets	+0.5%	—	—*	(770)
Discount rate	-0.5%	17,184	11,450	1,598
Discount rate	+0.5%	(15,396)	(15,396)	(1,411)

* As the Company has already recorded an additional minimum liability for the unfunded accumulated benefit obligation during 2002, changes in the expected return on plan assets would not have an impact on the total pension liability.

In selecting a discount rate, the Company considers yield rates for highly rated corporate bond portfolios with maturities similar to that of the expected term of pension benefits. The Company reduced the discount rate in 2002 from 7.25 percent to 6.75 percent.

In selecting an assumed long-term rate of return on plan assets, the Company considered past performance and economic forecasts for the types of investments held by the plan. The market value of the Company’s plan assets has been affected by a decline in equity markets beginning in 2000. For the past three years the fair value of plan assets

AVISTA CORPORATION

has decreased $16.7 million, $9.3 million and $1.0 million in 2002, 2001 and 2000, respectively. In its 2002 actuarial valuation, the Company decreased the expected long-term rate of return on plan assets from 9 percent to 8 percent as a result of continued declines in general equity and bond market returns. Reported pension costs are expected to increase in 2003 and future years as the result of this changed assumption. The projected increased pension costs and contributions have been incorporated in the earnings outlook for 2003.

The Company also has a SERP that provides additional pension benefits to executive officers of the Company. The SERP is intended to provide benefits to executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $0.7 million related to the SERP. In 2001, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $1.1 million related to the SERP. This resulted in a charge to other comprehensive income of $0.5 million and $0.7 million, net of taxes, for 2002 and 2001, respectively.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The Company elected to amortize the transition obligation of $34.5 million over a period of twenty years, beginning in 1993.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $2.0 million and the service and interest cost by $0.2 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by $1.7 million and the service and interest cost by $0.2 million.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $331.3 million for 2002 compared to net cash used in continuing operating activities of $76.1 million for 2001. The primary reason for the increase in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $68.5 million for 2002 compared to net deferrals of $210.5 million for 2001. This was primarily due to increased retail rates approved by the respective utility commissions to recover increased deferred power and natural gas costs incurred during 2000 and 2001. Net power and natural gas cost amortizations and deferrals are non-cash items that are added back or deducted from net income to determine net cash flows from operating activities using the indirect method. Net cash provided by working capital components was $110.0 million for 2002, compared to $108.3 million of net cash used for 2001. The increase in other current liabilities is primarily due to an increase in deposits held from other parties from $15.7 million as of December 31, 2001 to $92.7 million as of December 31, 2002. Significant changes in non-cash items also included a $57.2 million change in energy commodity assets and liabilities, representing the increase in the unrealized loss on energy trading activities for Energy Trading and Marketing from $30.2 million in 2001 to $87.4 million in 2002. The $119.4 million change in the provision for deferred income taxes was primarily due to changes in deferred power and natural gas cost amortizations and deferrals described above.

Continuing Investing Activities Net cash used in continuing investing activities was $48.3 million for 2002, a decrease compared to $218.4 million for 2001. This was due to a decrease in other capital expenditures and utility property construction expenditures, partially offset by a decrease in the proceeds from property sales and sales of subsidiary investments. Other capital expenditures during 2001 were primarily for the construction of Coyote Springs 2 and the purchase of four turbines by Avista Power that were planned to be used in a non-regulated generation project. In 2001, proceeds from property sales and sale of subsidiary investments were $76.0 million, primarily related to the sale of the 50 percent interest in Coyote Springs 2 and three of Avista Power’s turbines. Utility property construction expenditures decreased to $64.2 million for 2002 compared to $119.9 million for 2001.

Continuing Financing Activities Net cash used in continuing financing activities was $284.7 million for 2002 compared to net cash provided of $285.7 million for 2001. During 2002, short-term borrowings decreased $45.1 million and the Company repurchased $203.6 million of long-term debt scheduled to mature in future years. The Company paid net premiums of $9.5 million to repurchase long-term debt in 2002. The decrease in short-term borrowings reflects a decrease in the amount outstanding under Avista Corp.’s line of credit as well as the repayment of a short-term note at Avista Capital. The overall decrease in borrowings during 2002 reflects increased cash flows from operations primarily related to the recovery of deferred power and natural gas costs as well as a general rate increase for Washington electric customers that was partially used to repurchase long-term debt. Cash dividends from Avista Energy were also a significant source of funds used by Avista Corp. to repurchase long-term debt during 2002.

In 2001, the Company issued $550.0 million of long-term debt. During 2001, short-term borrowings decreased $88.1 million, $89.0 million of Medium-Term Notes matured and the Company also legally defeased $50.0 million of Medium-Term Notes scheduled to mature in 2002. The overall increase in borrowings during 2001 was due to increased cash needs to fund capital expenditures and increased power and natural gas costs.

Discontinued Operations Net cash provided by discontinued operations was $16.8 million for 2002 compared to $17.2 million of net cash used in discontinued operations for 2001. The change was primarily due to a decrease in operating costs and capital expenditures by Avista Communications as the Company decided to dispose of the operations. Net cash provided by discontinued operations in 2002 primarily represented the disposal of assets and the settlement of deferred tax assets.

Overall Liquidity

During 2002, the Company’s overall liquidity improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 should allow the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 and a 6.2 percent increase approved in March 2002). The general increase to base retail rates is 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to extend into 2009. Additionally, the Company has a PCA surcharge of 19.4 percent in place in Idaho. See further details in the section “Avista Utilities - Regulatory Matters.”

AVISTA CORPORATION

In addition to rate surcharges and increases, the Company has taken other steps to improve its liquidity. The Company completed the sale of 50 percent of its interest in the Coyote Springs 2 project to Mirant during the fourth quarter of 2001. The Company received $53.6 million in proceeds from Mirant. In addition, Mirant provided the majority of the remaining funds to complete the project. The Company also sold three turbines owned by Avista Power with $22.7 million of proceeds received during the fourth quarter of 2001 and $22.7 million of proceeds received during 2002. Additionally, 2002 operating budgets were designed to control costs and the Company significantly reduced capital expenditures from the amount originally budgeted. The Company’s disposal of Avista Communications reduces future cash investments in the Information and Technology line of business. The Company continues discussions with selected companies in its search for a financial partner for Avista Labs with the goal of reducing its ownership interest to less than 20 percent.

Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $116.4 million in dividends to Avista Capital.

These measures are largely related to the Company’s efforts to improve its liquidity and cash flows and should provide the Company the ability to maintain access to adequate levels of credit with its banks.

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

If Avista Utilities’ power and natural gas costs were to significantly exceed the levels currently recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, a return to high prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Current FERC imposed price caps limit wholesale market prices to $250 per MWh. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts.

Capital Resources

The Company incurred significant indebtedness to support capital expenditures, to fund power and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital through the end of 2001. However, as of December 31, 2002, the Company’s total debt outstanding was $1,004.5 million, a decrease of $248.1 million from $1,252.6 million as of December 31, 2001. The decrease was primarily due to the repurchase of long-term debt and partially due to a decrease in short-term borrowings. This was made possible by improved operating cash flows from both Avista Utilities and Avista Energy. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary source of funds for operating needs, dividends and capital expenditures for 2003. Cash flows from operations have improved primarily from the recovery of deferred power and natural gas costs and from the electric rate increase in Washington and the continuation of the PCA surcharge in Idaho. This should allow the Company to continue to reduce total debt outstanding. Capital expenditures are expected to be funded either with cash flows from operations or on an interim basis with short-term borrowings.

On May 21, 2002, the Company entered into a committed line of credit with various banks in the total amount of $225.0 million. The committed line of credit, which expires on May 20, 2003, replaced the $220.0 million committed

AVISTA CORPORATION

line of credit that expired on May 29, 2002. As of December 31, 2002, the Company had borrowed $30.0 million under this committed line of credit. Under this committed line of credit, the Company may have up to $50.0 million in letters of credit outstanding. As of December 31, 2002, there was $14.3 million of letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment. The Company is currently in discussions with its banks and believes that the committed line of credit will be renewed for an additional year by the May 20, 2003 expiration date.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of December 31, 2002, the Company was in compliance with this covenant with a ratio of 54.3 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the year ending December 31, 2002 to be greater than 1.6 to 1. As of December 31, 2002, the Company was in compliance with this covenant with a ratio of 2.04 to 1.

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of default, it would be difficult for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of December 31, 2002, Avista Corp. was in compliance with the covenants of all of its financing agreements.

During 2002, the Company repurchased $133.8 million of Medium-Term Notes scheduled to mature in 2003, $59.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. In accordance with regulatory accounting practices under SFAS No. 71, total net premiums paid to repurchase debt were $9.5 million and are being amortized over the average remaining maturity of outstanding debt.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of December 31, 2002, the Company could issue $109.4 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

If market conditions warrant during 2003, the Company may issue long-term debt and repurchase outstanding long-term debt to reduce its overall debt service costs.

The Company is restricted under various agreements and its Restated Articles of Incorporation as to the additional preferred stock it can issue. As of December 31, 2002, approximately $267.1 million of additional preferred stock could be issued at an assumed dividend rate of 6.95 percent with a maturity date later than June 1, 2008.

In July 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. No common stock has been issued and the Company currently does not have any plans to issue common stock under this registration statement.

Inter-Company Debt; Subordination

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and borrowings from, its subsidiaries. As of December 31, 2002, Avista Corp. held short-term notes of Avista Capital in the principal amount of $137.3 million; and Avista Capital held, among other notes, $109.0 million in principal amount of short-term notes of Avista Power, issued primarily for the construction of Coyote Springs 2. The inter-company borrowings associated with Coyote Springs 2 were satisfied with the transfer of the interest in the plant from Avista Power to Avista Corp. in January 2003.

In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Trading and Marketing Operations” and “Contractual Obligations” for further information.

The credit arrangements of Avista Capital’s subsidiaries generally provide that any indebtedness owed by such entity to its corporate parent will be subordinated to the indebtedness outstanding under such credit arrangements.

AVISTA CORPORATION

The right of Avista Corp., as a shareholder, to receive assets of any of its direct or indirect subsidiaries upon the subsidiary’s liquidation or reorganization (and the consequent right of the holders of debt securities and other creditors of Avista Corp. to participate in those assets) is junior to the claims against such assets of that subsidiary’s creditors. As a result, the obligations of Avista Corp. to its debt securityholders and other unrelated creditors are effectively subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables and lease obligations) of Avista Corp.’s direct and indirect subsidiaries. Similarly, the obligations of Avista Capital to its creditors are effectively subordinated in right of payment to all indebtedness and other liabilities and commitments of its direct and indirect subsidiaries.

Pension Plan

As of December 31, 2002, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act. The Company made $12 million in cash contributions to the pension plan in 2002 and did not make any cash contributions to the pension plan in 2001. The Company expects to contribute approximately $12 million to the pension plan in 2003. The Company is funding the pension plan at what it believes to be an adequate level. The increased funding and pension costs have been factored into the Company’s earnings outlook for 2003.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of December 31, 2002, $65.0 million in receivables were sold pursuant to the agreement. ARC will not be consolidated in accordance with a recently issued FASB interpretation related to special-purpose entities.

WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of December 31, 2002. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB has issued an interpretation relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. See “Note 2 of the Notes to Consolidated Financial Statements” for further information. This interpretation will require the Company to begin consolidating WP Funding LP into its financial statements effective July 1, 2003, whereby the $54.5 million of debt will be included in the Company’s capitalization and the book value of the Rathdrum CT will be included in utility plant. The equity investment of the unrelated investors will be reported as a minority interest. Based on current information, the difference between the book value of the debt and equity of WP Funding LP and the book value of the Rathdrum CT is approximately $15.5 million ($10.1 million, net of taxes). The Company intends to request regulatory accounting orders to record this amount as a regulatory asset upon the consolidation of WP Funding LP.

Total Company Capitalization

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings was 54.3 percent debt, 5.4 percent preferred trust securities, 1.8 percent preferred stock and 38.5 percent common equity as of December 31, 2002, compared to 59.4 percent debt, 4.7 percent preferred trust securities, 1.7 percent preferred stock and 34.2 percent common equity as of December 31, 2001. The Company’s consolidated debt decreased by $248 million due to both the repurchase of long-term debt and a decrease in short-term borrowings. The Company’s consolidated common equity decreased $7.3 million during 2002 to $712.8 million as of December 31,

AVISTA CORPORATION

2002.     This decrease is primarily due to dividends and other comprehensive loss, partially offset by net income and the issuance of common stock through the Dividend Reinvestment Plan and employee benefit plans. The significant other comprehensive loss of $20.3 million for 2002 was primarily related to the recording of an unfunded accumulated benefit obligation for the pension plan. The Company has a target capital structure of 50 percent total debt and 50 percent preferred trust securities, preferred stock and common equity. The Company plans to achieve this capital structure primarily with the reduction of total debt and the retention of net earnings.

Credit Ratings

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. The downgrade was due to liquidity concerns primarily related to the significant amount of purchased power and natural gas costs incurred and the resulting increase in debt levels and debt service costs. The following table summarizes the Company’s current credit ratings:

	Standard & Poor’s	Moody’s	Fitch, Inc.

Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital I*
Preferred Trust Securities	BB-	Ba2	BB+
Avista Capital II*
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable**	Negative	Stable

*	Only assets are subordinated debentures of Avista Corporation

**	Changed to stable from negative on December 18, 2002

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other rating.

Avista Utilities Operations

Capital expenditures for Avista Utilities were $282.8 million for the 2000-2002 period. This excludes Coyote Springs 2, which was included in Energy Trading and Marketing. During the 2003-2005 period, utility capital expenditures are expected to be in the range of $90 to $110 million per year and long-term debt maturities and preferred stock sinking fund requirements total $137 million. During this period, internally generated funds and short-term borrowing arrangements are expected to be sufficient to fund the Company’s capital expenditures, maturing long-term debt and preferred stock sinking fund requirements. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Avista Utilities’ planned capital expenditures include an expansion and enhancement of its 230 kV transmission system at an estimated total cost of $85 to $100 million that is expected to be completed by the end of 2006. To the extent that Avista Utilities chooses to or is required to divest of its transmission assets, it would expect to recover these costs.

Avista Utilities held cash deposits from other parties in the amount of $17.5 million as of December 31, 2002, which is included in cash and cash equivalents with a corresponding amount in other current liabilities in the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of December 31, 2002, Avista Utilities had $37.0 million in cash and temporary investments, including the $17.5 million of cash deposits from other parties.

See “Notes 6, 15, 16, 17, 20, 21, 22, 23 and 24 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

AVISTA CORPORATION

Energy Trading and Marketing Operations

Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit. On June 28, 2002 Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, renewed their credit agreement with a group of banks in the aggregate amount of $110.0 million expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. As of December 31, 2002, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled $17.4 million.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth” as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of December 31, 2002.

Avista Energy believes that it will have access to credit facilities beyond the June 30, 2003 expiration date of its current uncommitted credit agreement.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $64.6 million of performance guarantees related to energy trading contracts outstanding as of December 31, 2002.

Periodically, Avista Capital may lend funds to Avista Energy to support its short-term cash and collateral needs. Avista Energy’s obligations to repay loans to Avista Capital are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of December 31, 2002, there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, cash deposited with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $35.7 million as of December 31, 2002, and is included in prepayments and other current assets in the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $75.2 million as of December 31, 2002, which is included in cash and cash equivalents with a corresponding amount in other current liabilities in the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of December 31, 2002, Avista Energy had $148.9 million in cash, including the $75.2 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $116.4 million in dividends to Avista Capital. In January 2003, Avista Energy paid $2.1 million in dividends to Avista Capital.

Capital expenditures for the Energy Trading and Marketing companies were $239.6 million for the 2000-2002 period, primarily due to Avista Power’s investment in Coyote Springs 2 as well as the purchase of turbines during 2001. Capital expenditures are expected to be less than $1.0 million per year in this line of business during the 2003-2005 period.

Information and Technology Operations

Capital expenditures for the Information and Technology line of business were $14.7 million for the 2000-2002 period. The 2003-2005 capital expenditures are expected to be between $3.0 and $4.0 million per year. Avista Advantage and Avista Labs expect to support these capital requirements through a combination of funding from Avista Corp. and third party equity investment. Two venture capital firms made minority interest investments totaling $3.4 million in Avista Advantage during the fourth quarter of 2000. As of December 31, 2002, the Information and Technology companies had $0.1 million in cash and cash equivalents and $0.6 million in debt outstanding. The Company continues discussions with selected companies in its search for a financial partner for Avista Labs with the goal of reducing its ownership interest in Avista Labs to less than 20 percent.

AVISTA CORPORATION

Other Operations

Capital expenditures for these companies were $1.8 million for the 2000-2002 period. The 2003-2005 capital expenditures are not expected to be material. As of December 31, 2002, this line of business had $0.4 million in cash and cash equivalents and temporary investments, with $0.2 million in debt outstanding. In October 2001, Avista Capital entered into a one-year $20 million promissory note collateralized by certain receivables. The note was extended in October 2002 and paid off in December 2002.

Contractual Obligations

The following table provides a summary of the Company’s future contractual obligations as of December 31, 2002 (dollars in millions):

	2003	2004	2005	2006	2007	Thereafter

Avista Utilities:
Long-term debt maturities	$71	$30	$30	$38	$26	$780
Short-term debt (1)	95	—	—	—	—	—
Preferred stock redemptions	2	2	2	2	25	—
Preferred trust securities	—	—	—	—	—	100
Energy purchase contracts (2)	390	290	148	113	115	892
Public Utility District contracts (2)	4	3	3	3	3	22
Operating lease obligations (3)	12	10	7	7	7	65
Capital lease obligations (3)	—	—	—	—	—	—
Other obligations (4)	10	12	12	12	12	185
Avista Capital (consolidated):
Long-term debt maturities	1	—	—	—	—	—
Physical energy contracts (5)	936	324	206	188	126	393
Financial energy contracts (5)	961	89	3	12	—	—
Operating lease obligations (3)	3	3	2	1	—	1
Capital lease obligations (3)	1	—	—	—	—	—

Total cash requirements	$2,486	$763	$413	$376	$314	$2,438

(1)	Represents $30 million outstanding under a $225 million line of credit and $65 million outstanding under a $100 million accounts receivable financing facility.

(2)	All of the energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail natural gas and electric customers’ energy requirements. As a result, these costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.

(3)	Includes the interest component of the lease obligation.

(4)	Represents operational agreements, settlements and other contractual obligations with respect to generation, transmission and distribution facilities.

(5)	Represents Avista Energy’s contractual commitments under energy contracts in future periods. Avista Energy also has sales commitments related to energy commodities in future periods.

As of December 31, 2002, Avista Corp. did not have any commitments outstanding with equity triggers. When the Company’s corporate credit rating was reduced to below investment grade in October 2001, additional collateral requirements due to rating triggers were met and further requirements are not currently anticipated. The Company does not expect any material impact from rating triggers; remaining triggers primarily relate to changes in pricing under certain financing agreements.

Additional Financial Data

As of December 31, 2002, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $902.6 million. Of such amount, $605.3 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $298.5 million represents secured indebtedness of the Company. The unamortized debt discount was $2.2 million. Other long-term debt was $1.0 million. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. In addition to long-term secured indebtedness, $30.0 million of the

AVISTA CORPORATION

Company’s short-term debt outstanding under or backed by its $225.0 million committed line of credit is secured indebtedness. The current portion of long-term debt was $71.9 million as of December 31, 2002, of which $15.0 million was secured indebtedness.

Future Outlook

Business Strategy

Avista Corp. intends to continue to focus on its core energy-related businesses. Avista Corp. intends to focus on improving cash flows and earnings, controlling costs and reducing debt while working to restore an investment grade credit rating. Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale energy requirements on an average annual basis. Avista Energy works primarily within the WECC and focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Avista Corp. continues discussions with selected companies in its search for a financial partner for Avista Labs with the goal of owning less than 20 percent of this company. Avista Labs continues to move forward with developing and selling its commercial fuel cell products. The Company plans to dispose of assets and phase out of operations in the Other business segment that are not related to its energy operations.

Competition

Avista Utilities competes to provide service to new retail electric customers with various rural electric cooperatives and public utility districts in and adjacent to its service territories. Alternate providers of power may also compete for sales to existing customers, including new market entrants as a result of deregulation. Competition for available electric resources can be critical to utilities as surplus power resources are absorbed by load growth. Avista Utilities’ natural gas distribution operations compete with other energy sources; however, natural gas continues to maintain a price advantage compared to heating oil, propane and other fuels, provided that the natural gas distribution system is proximate to prospective customers.

The Energy Policy Act of 1992 (Energy Act) amended provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act to remove certain barriers to a competitive wholesale market. The Energy Act expanded the authority of the FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity for the purpose of providing these services. It also created “exempt wholesale generators,” a new class of independent power plant owners that are able to sell generation only at the wholesale level. This permits public utilities and other entities to participate through subsidiaries in the development of independent electric generating plants for sales to wholesale customers without being required to register under the PUHCA.

Participants in the wholesale market include other utilities, federal marketing agencies and energy trading and marketing companies. The wholesale market has changed significantly over the last few years with respect to market participants involved, level of activity, variability in market prices, liquidity, FERC imposed price caps and counterparty credit issues. During 2000 and the first half of 2001, the electric wholesale market in the WECC region was more turbulent than previously experienced and marked by significant volatility, service disruptions and defaults by certain participants. During the second half of 2001 and 2002 wholesale market prices decreased to levels similar to those experienced before 2000. Many energy companies are facing liquidity issues, and counterparty credit exposure is of concern to all market participants. During 2002, electric and natural gas trading volumes have decreased, the energy markets are less volatile and fewer creditworthy counterparties are currently participating in the energy markets. Avista Corp. is actively monitoring energy industry developments with a focus on liquidity, volatility of energy trading markets and counterparty credit exposure.

The Avista Capital subsidiaries, particularly the Information and Technology companies, are subject to competition as they develop products and services and enter new markets. Competition from other companies in these emerging industries may mean challenges for a company to be the first to market a new product or service to gain the advantage

AVISTA CORPORATION

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

Business Risk

The Company’s operations are exposed to risks including, but not limited to, the price and supply of purchased power, fuel and natural gas, recoverability of power and natural gas costs, streamflow and weather conditions, the effects of changes in legislative and governmental regulations, availability of generation facilities, competition, technology and availability of funding. Also, like other utilities, the Company’s facilities and operations may be exposed to terrorism risks. See further reference to risks and uncertainties under “Safe Harbor for Forward-Looking Statements.”

As described under “Avista Corp. Lines of Business,” hydroelectric conditions in 2001 were significantly below normal, leading to greater than normal reliance on purchased power. Hydroelectric generation was slightly above normal in 2002 and current forecasts indicate that hydroelectric generation will be approximately 83 percent of normal in 2003. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to fully predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. Current estimates and projections by the Company indicate that deferred power costs will be recovered by 2009. See further information at “Avista Utilities - Regulatory Matters.”

Challenges facing Avista Utilities’ electric operations include, among other things, the timing of the recovery of deferred power and natural gas costs, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, potential tax law changes, customer response to price increases and surcharges, streamflows and weather conditions.

Natural gas commodity prices increased dramatically during 2000 and remained at relatively high levels during the first half of 2001 before declining in the second half of the year. Natural gas commodity prices during 2002 were generally lower than during 2000 and the first half of 2001. Natural gas commodity prices have increased towards the end of 2002 and into 2003. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and the potential for natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from electric space, oil space and electric water heating to natural gas. Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions and the timing of recovery for increased commodity costs. Avista Utilities’ natural gas business also faces the potential for large natural gas customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of individual contracts, subject to state regulatory review and approval. Avista Utilities has long-term transportation contracts with seven of its largest industrial customers, which reduces the risk of these customers by-passing the system in the foreseeable future.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the recent imposition of market controls by federal and state agencies. The FERC is conducting separate proceedings related to market controls within California and within the Pacific Northwest that include proposals by certain parties to retroactively impose price caps. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The California proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. Avista Energy has fully reserved for all defaulted obligations from California parties and believes that any refunds imposed would not exceed its uncollected receivables. If retroactive price caps or refunds were imposed in the Pacific Northwest, Avista Energy and Avista Utilities could assert offsetting claims for certain transactions. See “Power Market Issues” for further information with respect to the FERC refund proceedings.

AVISTA CORPORATION

In connection with matching loads and resources, Avista Utilities engages in wholesale sales and purchases of electric capacity and energy and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities.

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to energy commodity price risk. The price of power in wholesale markets is affected primarily by production costs and by other factors including streamflows, the availability of hydroelectric and thermal generation and transmission capacity, weather and the resulting retail loads, and the price of coal, natural gas and oil to operate thermal generating units. Any combination of these factors that results in a shortage of energy generally causes the market price of power to move upward. Additionally, the FERC imposed a price mitigation plan in the western United States in June 2001.

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, prices can be affected by the adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) can also affect market prices. Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably during the second half of 2001 and 2002 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. These policies include an evaluation of the financial condition and credit ratings of counterparties, collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees, and the use of standardized agreements that allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. However, despite mitigation efforts, defaults by counterparties periodically occur. Avista Energy experienced payment receipt defaults from certain parties impacted by the California energy crisis. Avista Energy and Avista Corp. (through the Avista Utilities division) have engaged in physical and financial transactions with Enron Corporation (Enron) and certain of its affiliates and experienced disruptions to forward contract commitments as a result of Enron’s December 2001 bankruptcy. The Enron bankruptcy and other changes, uncertainties and regulatory proceedings have resulted in reduced liquidity in the energy markets. See “Enron Corporation” in “Note 28 of Notes to Consolidated Financial Statements” for more information.

A trend of declining credit quality was evident during 2002, particularly in the energy industry. Rating agencies have downgraded the credit ratings of several of the counterparties of Avista Energy and Avista Utilities. Avista Energy and Avista Utilities regularly evaluate counterparties’ credit exposure for future settlements and delivery obligations. Avista Energy and Avista Utilities have taken a conservative position by reducing or eliminating open (unsecured) credit limits for parties perceived to have increased default risk. Counterparty collateral is used to offset the Company’s credit risk where unsettled net positions and future obligations by counterparties to pay Avista Utilities and/or Avista Energy or deliver to Avista Utilities and/or Avista Energy warrant.

Avista Energy has concentrations of suppliers and customers in the electric and natural gas industries including electric utilities, natural gas distribution companies, and other energy marketing and trading companies. In addition, Avista Energy has concentrations of credit risk related to geographic location as Avista Energy operates in the western United States and western Canada. These concentrations of counterparties and concentrations of geographic location may impact Avista Energy’s overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

AVISTA CORPORATION

facilities and cash). Avista Utilities and Avista Energy actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

In conjunction with the valuation of their commodity derivative instruments and accounts receivable, Avista Utilities and Avista Energy maintain credit reserves that are based on management’s evaluation of the credit risk of the overall portfolio. Based on these policies, exposures and credit reserves, the Company does not anticipate a materially adverse effect on its financial condition or results of operations as a result of counterparty nonperformance.

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

The emergence of terrorism threats, both domestic and foreign, is a risk to the entire utility industry, including Avista Utilities. Potential disruptions to operations or destruction of facilities from terrorism are not readily determinable. The Company has taken various steps to mitigate terrorism risks and to prepare contingency plans in case its facilities are targeted.

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The interest rate on $40 million of Company-Obligated Mandatorily Redeemable Preferred Trust Securities — Series B is adjusted quarterly, reflecting current market conditions. In order to lower interest payments during a period of declining interest rates, Avista Corp. entered into an interest rate swap agreement, effective July 17, 2002, that terminates on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. Additionally, amounts borrowed under the Company’s $225.0 million line of credit have a variable interest rate.

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

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and its subsidiary, Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during 2002 and is not expected to change materially in the near future.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks. The Company has risk management oversight for these risks for each area of the Company’s energy-related businesses. The Company has a Risk Management Committee, separate from the units that create such risk exposure and that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures. Avista Utilities and Avista Energy have policies and procedures in place to manage the risks, both quantitative and qualitative, inherent in their businesses. The Company’s Risk Management Committee reviews the status of risk exposures through regular reports and meetings and it monitors compliance with the Company’s risk management policies and procedures on a regular basis. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation and other factors may result in losses in earnings, cash flows and/or fair values.

Quantitative Risk Measurements.Avista Utilities has volume limits for its imbalance between projected loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities is able to vary the operation of its generating resources to help match hourly, daily and weekly load fluctuations. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected in the 18-month forward planning horizon. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations. Volume limits for forward periods are based on monthly and quarterly averages that may vary materially from the actual load and resource variations within any given month or operating day. Future projections of resources are updated as

AVISTA CORPORATION

forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products available may not match Avista Utilities’ desired transaction size and shape. Therefore, open imbalance positions exist at any given time.

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

As of December 31, 2002, Avista Energy’s estimated potential one-day unfavorable impact on net margin was $0.7 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.4 million as of December 31, 2001. The average daily VAR for 2002 was $0.6 million. Avista Energy was in compliance with its one-day VAR limits during 2002. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of December 31, 2002.

For forward transactions that settle beyond the next eight calendar quarters, Avista Energy applies other risk measurement techniques, including price sensitivity stress tests, to assess the future market risk. Volatility in longer-dated forward markets tends to be significantly less than near-term markets.

Economic and Load Growth

Avista Utilities, along with others in the service area, is continuing its efforts to facilitate expansion of existing businesses and to attract new businesses to the Inland Northwest. Agriculture, mining and lumber were the primary industries for many years; today health care, education, financial, electronic and other manufacturing, tourism and the service sectors have become important industries that operate in Avista Utilities’ service area. Avista Utilities also anticipates moderate economic growth to continue in its Oregon service area.

Avista Utilities anticipates residential and commercial electric load growth to average between 2.5 and 3.5 percent annually for the next four years, primarily due to increases in both population and the number of businesses in its service territory. The number of electric customers is expected to increase and the average annual usage by residential customers is expected to remain steady.

Avista Utilities anticipates natural gas load growth to average between 3.0 and 4.0 percent annually for the next four years. The anticipated natural gas load growth is primarily due to expected conversions from electric space, oil space and electric water heating to natural gas, and increases in both population and the number of businesses in its service territory.

During 2001 and 2002, Avista Utilities experienced decreased loads and decreased use per customer with respect to both electric and natural gas retail sales. The decrease in use per customer appears to be primarily due to a response to the increase in rates and the resulting conservation efforts of individual customers. The decrease in use per customer in 2002 and 2001 as compared to 2000 also appears to reflect milder weather in 2002 and 2001 as compared to 2000. The decrease in total kWhs and therms sold primarily relates to industrial customers and appears to reflect a general downturn in the economy of the Company’s service territory. However, as described above, based on economic forecasts, publicly available studies and internal analysis of company-specific data, the Company does not expect the trend of declining loads to continue over the next four years.

AVISTA CORPORATION

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

Information Services Contract

Electronic Data Systems (EDS) has performed certain information services for the Company since 1992. The Company’s current contract with EDS expires in August 2005. In order to increase flexibility and increase efficiencies, the Company is currently negotiating to extend and restructure its contract with EDS. The Company believes that any changes to the contract with EDS will not have any material impact on its financial condition or results of operations and will not result in any disruption to its business operations.

Environmental Issues

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout, have been listed as threatened or endangered under the Federal Endangered Species Act. Thus far, measures that were adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of Avista Utilities’ hydroelectric dams. Avista Utilities does, however, purchase power from four projects on the Columbia River that are directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on Avista Utilities at this time. It is currently not possible to accurately predict the likely economic costs to the Company resulting from all future actions.

The Company received a new FERC operating license for the Cabinet Gorge and Noxon Rapids hydroelectric projects in March 2001 that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, in particular bull trout, is a principal focus of the agreement. The result is a collaborative bull trout recovery program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license.

The issue of high levels of dissolved gas which exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement and incorporated into the recently renewed FERC license. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy during 2002 with the other signatories to the agreement. In December 2002, the Company submitted its plan for review and approval by the other signatories as well as the FERC. The structural alternative proposed in the plan provides for the modification of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. The costs of modifications to the first tunnel are currently estimated to be $37 million (including AFUDC and inflation) and would be incurred between 2004 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $23 million (including AFUDC and inflation). As part of the plan, the Company will also provide $0.5 million annually commencing as early as 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company will seek regulatory recovery of the costs for the modification of Cabinet Gorge and the mitigation payments.

See “Note 28 of Notes to Consolidated Financial Statements” for additional information.

Dividends

The Board of Directors considers the level of dividends on the Company’s common stock on a regular basis, taking into account numerous factors including, without limitation, the Company’s results of operations, cash flows and financial condition, as well as the success of the Company’s strategies and general economic and competitive

AVISTA CORPORATION

conditions. The Company’s net income available for dividends is derived primarily from the operations of Avista Utilities and Avista Energy.

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During 2002, in accordance with the modified covenants of its credit agreement, Avista Energy paid $116.4 million in dividends to Avista Capital. In January 2003, Avista Energy paid $2.1 million in dividends to Avista Capital.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook: Business Risk and Risk Management.”

Item 8. Financial Statements and Supplementary Data

The Independent Auditor’s Report and Financial Statements begin on the next page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

INDEPENDENT AUDITORS’ REPORT

Avista Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets and statements of capitalization of Avista Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, which include the schedule of information by business segments, for each of the three years in the period ended December 31, 2002. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, during 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, also, as described in Note 2 to the consolidated financial statements, the Company changed its presentation of energy trading activities in accordance with Emerging Issues Task Force Issue No. 02-3.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 7, 2003
(March 3, 2003, as to Note 28)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Years Ended December 31
Dollars in thousands, except per share amounts

	2002	2001	2000

OPERATING REVENUES	$980,446	$1,395,313	$1,858,516

OPERATING EXPENSES:
Resource costs	453,525	849,996	1,246,459
Operations and maintenance	122,920	125,656	129,708
Administrative and general	118,766	119,216	134,912
Depreciation and amortization	73,275	71,981	65,936
Taxes other than income taxes	67,273	59,172	54,608
Restructuring and exit costs	—	—	9,805

Total operating expenses	835,759	1,226,021	1,641,428

INCOME FROM OPERATIONS	144,687	169,292	217,088

OTHER INCOME (EXPENSE):
Interest expense	(105,336)	(106,480)	(68,255)
Capitalized interest	7,486	10,498	3,359

Net interest expense	(97,850)	(95,982)	(64,896)
Other income-net	17,467	20,681	25,861

Total other income (expense)-net	(80,383)	(75,301)	(39,035)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,304	93,991	178,053
INCOME TAXES	29,994	34,386	76,998

INCOME FROM CONTINUING OPERATIONS	34,310	59,605	101,055

DISCONTINUED OPERATIONS (Note 3):
Income (loss) before asset impairment charges, minority interest and income taxes	2,499	(21,130)	(15,367)
Asset impairment charges	—	(58,417)	—
Minority interest	—	4,319	2,454
Income tax benefit (expense)	(1,354)	27,779	3,537

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,145	(47,449)	(9,376)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	35,455	12,156	91,679
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax) (Note 2)	(4,148)	—	—

NET INCOME	31,307	12,156	91,679
DEDUCT-Preferred stock dividend requirements	2,402	2,432	23,735

INCOME AVAILABLE FOR COMMON STOCK	$28,905	$9,724	$67,944

Weighted-average common shares outstanding (thousands), Basic	47,823	47,417	45,690
EARNINGS PER COMMON SHARE, BASIC (Note 25):
Earnings per common share from continuing operations	$0.67	$1.21	$1.69
Earnings (loss) per common share from discontinued operations	0.02	(1.00)	(0.20)

Earnings per common share before cumulative effect of accounting change	0.69	0.21	1.49
Loss per common share from cumulative effect of accounting change	(0.09)	—	—

Total earnings per common share, basic	$0.60	$0.21	$1.49

Weighted-average common shares outstanding (thousands), Diluted	47,874	47,435	46,103
EARNINGS PER COMMON SHARE, DILUTED (Note 25):
Earnings per common share from continuing operations	$0.67	$1.20	$1.67
Earnings (loss) per common share from discontinued operations	0.02	(1.00)	(0.20)

Earnings per common share before cumulative effect of accounting change	0.69	0.20	1.47
Loss per common share from cumulative effect of accounting change	(0.09)	—	—

Total earnings per common share, diluted	$0.60	$0.20	$1.47

Dividends paid per common share	$0.48	$0.48	$0.48

NET INCOME	$31,307	$12,156	$91,679

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	8	(221)	(82)
Unfunded accumulated benefit obligation - net of tax	(18,081)	(740)	—
Unrealized loss on interest rate swap agreements - net of tax	(1,258)	—	—
Unrealized investments gains (losses) - net of tax	(934)	1,585	(475)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(20,265)	624	(557)

COMPREHENSIVE INCOME	$11,042	$12,780	$91,122

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

As of December 31
Dollars in thousands

	2002	2001

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$186,369	$171,221
Temporary investments	—	1,872
Accounts and notes receivable-less allowances of $46,909 and $50,211, respectively	321,091	388,083
Energy commodity assets	365,477	477,037
Materials and supplies, fuel stock and natural gas stored	22,047	21,776
Taxes receivable	—	32,348
Prepayments and other current assets	73,633	19,364
Assets held for sale from discontinued operations	105	21,316

Total current assets	968,722	1,133,017

NET UTILITY PROPERTY:
Utility plant in service	2,370,811	2,277,779
Construction work in progress	17,581	54,964

Total	2,388,392	2,332,743
Less: Accumulated depreciation and amortization	824,688	767,101

Total net utility property	1,563,704	1,565,642

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	40,833	43,314
Non-utility properties and investments-net	204,522	230,800
Non-current energy commodity assets	348,309	383,497
Other property and investments-net	12,702	13,620

Total other property and investments	606,366	671,231

DEFERRED CHARGES:
Regulatory assets for deferred income tax	139,138	149,033
Other regulatory assets	29,735	192,760
Utility energy commodity derivative assets	60,322	1,889
Power and natural gas deferrals	166,782	265,063
Unamortized debt expense	51,128	41,222
Other deferred charges	28,236	17,366

Total deferred charges	475,341	667,333

TOTAL ASSETS	$3,614,133	$4,037,223

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$340,651	$367,899
Energy commodity liabilities	304,781	373,837
Current portion of long-term debt	71,901	1,827
Short-term borrowings	30,000	75,099
Interest accrued	20,307	18,583
Other current liabilities	172,138	84,587
Liabilities of discontinued operations	1,052	6,642

Total current liabilities	940,830	928,474

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Deferred revenue	672	35,824
Non-current energy commodity liabilities	314,204	299,980
Utility energy commodity derivative liabilities	50,058	159,418
Deferred income taxes	454,147	517,428
Other non-current liabilities and deferred credits	105,546	65,321

Total non-current liabilities and deferred credits	924,627	1,077,971

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,748,676	2,030,778

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
TOTAL LIABILITIES AND CAPITALIZATION	$3,614,133	$4,037,223

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation

As of December 31
Dollars in thousands, except per share amounts

	2002	2001

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A - 6.25% to 7.90% due 2003 through 2023	$89,500	$104,500
Series B - 6.50% to 7.89% due 2005 through 2010	59,000	59,000

Total secured medium-term notes	148,500	163,500
First Mortgage Bonds - 7.75% due 2007	150,000	150,000

Total first mortgage bonds	298,500	313,500

Unsecured Pollution Control Bonds:
Colstrip 1999A, due 2032	66,700	66,700
Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Notes:
Unsecured Medium-Term Notes:
Series A - 7.94% to 8.99% due 2003 through 2007	3,000	13,000
Series B - 6.75% to 8.23% due 2003 through 2023	74,000	79,000
Series C - 5.99% to 8.02% due 2007 through 2028	99,000	109,000
Series D - 9.125% due 2003	—	175,000

Total unsecured medium-term notes	176,000	376,000
Unsecured 9.75% Senior Notes due 2008	341,529	400,000

Total unsecured notes	517,529	776,000

Other long-term debt	967	962

Unamortized debt discount	(2,161)	(2,547)

Total long-term debt	902,635	1,175,715

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK-CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:

$6.95 Series K; 332,500 and 350,000 shares outstanding ($100 stated value)	33,250	35,000

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,044,208 and 47,632,678 shares outstanding	623,092	617,737
Note receivable from employee stock ownership plan	(4,146)	(5,679)
Capital stock expense and other paid in capital	(11,928)	(11,924)
Accumulated other comprehensive loss	(20,364)	(99)
Retained earnings	126,137	120,028

Total common equity	712,791	720,063

TOTAL CAPITALIZATION	$1,748,676	$2,030,778

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2002	2001	2000

CONTINUING OPERATING ACTIVITIES:
Net income	$31,307	$12,156	$91,679
Loss (income) from discontinued operations	(1,145)	47,449	9,376
Cumulative effect of accounting change	4,148	—	—
Non-cash items included in net income:
Depreciation and amortization	73,275	71,981	65,936
Provision for deferred income taxes	(40,287)	79,141	79,274
Power and natural gas cost amortizations (deferrals), net	68,481	(210,540)	(70,250)
Amortization of debt expense	8,861	5,639	3,409
Impairment of non-operating assets	—	8,240	—
Energy commodity assets and liabilities	87,403	30,238	(174,680)
Other	(10,763)	(12,096)	(32,470)
Changes in working capital components:
Sale of customer accounts receivable-net	(10,000)	(5,000)	35,000
Accounts and notes receivable	80,203	457,924	(338,512)
Materials and supplies, fuel stock and natural gas stored	(271)	(853)	7,037
Other current assets	(21,921)	15,058	(45,271)
Accounts payable	(27,248)	(518,369)	363,790
Other current liabilities	89,275	(57,038)	89,772

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	331,318	(76,070)	84,090

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(64,207)	(119,905)	(98,680)
Other capital expenditures	(19,390)	(162,279)	(73,515)
Changes in other property and investments	1,438	10,163	2,106
Repayments received on notes receivable	33,752	1,000	1,297
Proceeds from property sales and sale of subsidiary investments	586	75,953	105,228
Assets acquired and investments in subsidiaries	(461)	(23,321)	(1,496)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(48,282)	(218,389)	(65,060)

CONTINUING FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	(45,099)	(88,061)	42,126
Redemption of preferred trust securities	—	—	(10,000)
Proceeds from issuance of long-term debt	621	550,457	224,000
Redemption and maturity of long-term debt	(204,014)	(140,208)	(54,283)
Redemption of preferred stock	(1,750)	—	—
Issuance of common stock	7,035	8,267	4,532
Repurchase of common stock	—	—	(1,907)
Cash dividends paid	(25,456)	(25,110)	(28,304)
Premiums paid for the redemption of long-term debt	(9,456)	—	—
Long-term debt and short-term borrowing issuance costs	(6,534)	(19,693)	(850)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(284,653)	285,652	175,314

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(1,617)	(8,807)	194,344
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	16,765	(17,210)	(37,094)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,148	(26,017)	157,250
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,221	197,238	39,988

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186,369	$171,221	$197,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$95,801	$98,571	$61,774
Income taxes	7,428	(35,874)	(6,855)
Non-cash financing and investing activities:
Accounts receivable from sale of non-operating assets	—	22,665	—
Series L preferred stock converted to common stock	—	—	271,286
Unrealized loss on interest rate swap agreements	(1,936)	—	—
Unrealized investment gains (losses)	(1,436)	2,437	(475)
Intangible asset related to pension plan	6,366	—	—
Unfunded accumulated benefit obligation	(34,164)	(1,139)	3,500

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
Repayments of note receivable
Foreign currency translation adjustment
Unfunded accumulated benefit obligation
Unrealized investment gain-net
Cash dividends paid (common stock)
Cash dividends paid (preferred stock)
ESOP dividend tax savings

Balance as of December 31, 2001	350,000	$35,000	—	$—	47,632,678	$617,737

Net income
Stock issued under compensatory plans					2,730	74
Employee Investment Plan (401-K)					227,585	3,046
Dividend Reinvestment Plan					181,215	2,235
Redemption of preferred stock	(17,500)	(1,750)
Repayments of note receivable
Foreign currency translation adjustment
Unfunded accumulated benefit obligation
Unrealized investment gain-net
Unrealized loss on interest rate swap
Cash dividends paid (common stock)
Cash dividends paid (preferred stock)
ESOP dividend tax savings

Balance as of December 31, 2002	332,500	$33,250	—	$—	48,044,208	$623,092

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Years Ended December 31
Dollars in thousands

	Note
	Receivable	Capital	Accumulated
	from Employee	Stock Expense	Other
	Stock	and Other	Comprehensive	Retained
	Ownership Plan	Paid-in Capital	Income (Loss)	Earnings	Total

Balance as of December 31, 1999	$(8,240)	$(4,347)	$(166)	$87,521	$691,808

Net income				91,679	91,679
Conversion of convertible preferred stock into common stock		(8,009)		(17,868)	(68)
Repurchase of common stock				(419)	(1,907)
Stock issued under compensatory plans		689		101	1,982
Employee Investment Plan (401-K)		(29)			2,585
Dividend Reinvestment Plan					574
Repayments of note receivable	1,200				1,200
Foreign currency translation adjustment			(82)		(82)
Unrealized investment loss-net			(475)		(475)
Cash dividends paid (common stock)				(22,616)	(22,616)
Cash dividends paid (preferred stock)				(5,600)	(5,600)
ESOP dividend tax savings				144	144

Balance as of December 31, 2000	$(7,040)	$(11,696)	$(723)	$132,942	$759,224

Net income				12,156	12,156
Stock issued under compensatory plans		(228)		(14)	1,521
Employee Investment Plan (401-K)					2,823
Dividend Reinvestment Plan					2,410
Repayments of note receivable	1,361				1,361
Foreign currency translation adjustment			(221)		(221)
Unfunded accumulated benefit obligation			(740)		(740)
Unrealized investment gain-net			1,585		1,585
Cash dividends paid (common stock)				(22,765)	(22,765)
Cash dividends paid (preferred stock)				(2,432)	(2,432)
ESOP dividend tax savings				141	141

Balance as of December 31, 2001	$(5,679)	$(11,924)	$(99)	$120,028	$755,063

Net income				31,307	31,307
Stock issued under compensatory plans		(4)			70
Employee Investment Plan (401-K)					3,046
Dividend Reinvestment Plan					2,235
Redemption of preferred stock					(1,750)
Repayments of note receivable	1,533				1,533
Foreign currency translation adjustment			8		8
Unfunded accumulated benefit obligation			(18,081)		(18,081)
Unrealized investment gain-net			(934)		(934)
Unrealized loss on interest rate swap			(1,258)		(1,258)
Cash dividends paid (common stock)				(22,955)	(22,955)
Cash dividends paid (preferred stock)				(2,402)	(2,402)
ESOP dividend tax savings				159	159

Balance as of December 31, 2002	$(4,146)	$(11,928)	$(20,364)	$126,137	$746,041

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2002	2001	2000

OPERATING REVENUES:
Avista Utilities	$893,964	$1,230,847	$1,512,101
Energy Trading and Marketing (net margin on trading activities)	54,207	134,266	307,746
Information and Technology	17,630	13,815	5,732
Other	14,645	16,385	32,937

Total operating revenues	$980,446	$1,395,313	$1,858,516

RESOURCE COSTS (AVISTA UTILITIES):
Avista Utilities:
Power purchased	$115,282	$708,321	$1,072,475
Natural gas purchased	170,662	220,692	169,924
Fuel for generation	18,531	81,949	69,077
Power and natural gas cost amortizations (deferrals), net	68,481	(210,540)	(70,250)
Other fuel costs	77,885	43,269	1,187
Other regulatory amortizations, net	(15,157)	(19,494)	(10,525)
Other resource costs	17,841	25,799	14,571

Total resource costs (Avista Utilities)	$453,525	$849,996	$1,246,459

AVISTA UTILITIES GROSS MARGIN:	$440,439	$380,851	$265,642

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$97,668	$97,831	$95,117
Energy Trading and Marketing	—	—	249
Information and Technology	10,559	12,607	6,611
Other	14,693	15,218	27,731

Total operations and maintenance expenses	$122,920	$125,656	$129,708

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$63,751	$53,416	$62,111
Energy Trading and Marketing	21,820	33,494	41,256
Information and Technology	19,855	23,918	22,329
Other	13,340	8,388	9,216

Total administrative and general expenses	$118,766	$119,216	$134,912

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$66,243	$61,383	$57,479
Energy Trading and Marketing	1,227	2,188	2,466
Information and Technology	4,376	5,403	2,169
Other	1,429	3,007	3,822

Total depreciation and amortization expenses	$73,275	$71,981	$65,936

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$149,180	$114,927	$3,177
Energy Trading and Marketing	29,211	94,669	250,196
Information and Technology	(18,818)	(29,872)	(26,424)
Other	(14,886)	(10,432)	(9,861)

Total income from operations	$144,687	$169,292	$217,088

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$36,382	$24,164	$(38,781)
Energy Trading and Marketing	22,425	63,246	161,753
Information and Technology	(12,117)	(19,384)	(19,032)
Other	(12,380)	(8,421)	(2,885)

Total income from continuing operations	$34,310	$59,605	$101,055

ASSETS:
Avista Utilities	$2,184,008	$2,396,317	$2,143,791
Energy Trading and Marketing	1,349,626	1,506,185	10,271,834
Information and Technology	37,528	26,891	14,429
Other	42,866	86,514	96,362
Discontinued Operations	105	21,316	50,665

Total assets	$3,614,133	$4,037,223	$12,577,081

CAPITAL EXPENDITURES:
Avista Utilities	$64,207	$119,905	$98,680
Energy Trading and Marketing	17,531	157,020	65,095
Information and Technology	1,626	4,644	8,409
Other	233	615	976

Total capital expenditures	$83,597	$282,184	$173,160

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corporation (Avista Corp. or the Company) is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The utility portion of the Company, doing business as Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Utilities provides electric and natural gas distribution and transmission services in eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in northeast and southwest Oregon and in the South Lake Tahoe region of California. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the other non-utility lines of business.

The Company’s operations are exposed to risks including, but not limited to, the effects of legislative and governmental regulations, the price and supply of purchased power, fuel and natural gas, recoverability of power and natural gas costs, streamflow and weather conditions, availability of generation facilities, competition, technology and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

Basis of Reporting

The consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. The accompanying financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (See Note 10).

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

Business Segments

Financial information for each of the Company’s lines of business is reported in the Schedule of Information by Business Segments. Such information is an integral part of these consolidated financial statements. The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Trading and Marketing line of business operations primarily include non-regulated electricity and natural gas marketing and trading activities including derivative commodity instruments such as futures, options, swaps and other contractual arrangements. The Information and Technology line of business operations includes utility internet billing services and fuel cell technology. The Other line of business includes other investments and operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis.

Avista Utilities Operating Revenues

Operating revenues for Avista Utilities related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded. Accounts receivable includes unbilled energy revenues of $6.1 million

AVISTA CORPORATION

(net of $40.9 million of unbilled receivables sold) and $11.1 million (net of $46.6 million of unbilled receivables sold) as of December 31, 2002 and 2001, respectively. See Note 6 for information with respect to the sale of accounts receivable.

Avista Energy Operating Revenues

Avista Energy followed the mark-to-market method of accounting for energy contracts entered into for trading and price risk management purposes in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. For all contracts entered into subsequent to October 25, 2002 and for all contracts beginning January 1, 2003, Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 2 for a discussion of the rescission of EITF Issue No. 98-10 in October 2002.

Research and Development Expenses

Company-sponsored research and development expenditures are expensed as incurred. The majority of the Company’s research and development expenses are related to the Information and Technology line of business. Research and development expenses totaled $3.8 million, $8.4 million and $8.1 million in 2002, 2001 and 2000, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses totaled $1.3 million, $1.8 million and $1.2 million in 2002, 2001 and 2000, respectively.

Taxes other than income taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers are recorded as both operating revenue and expense and totaled $33.1 million, $26.3 million and $23.5 million in 2002, 2001 and 2000, respectively.

Other Income-Net

Other income-net consisted of the following items for the years ended December 31 (dollars in thousands):

	2002	2001	2000

Interest income	$7,716	$19,049	$10,351
Interest on power and natural gas deferrals	9,597	12,995	1,473
Impairment of non-operating assets	—	(8,240)	—
Net gain (loss) on the disposition of assets	(33)	2,884	21,048
Minority interest	242	217	694
Other expense	(8,064)	(10,839)	(10,234)
Other income	8,009	4,615	2,529

Total	$17,467	$20,681	$25,861

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

AVISTA CORPORATION

Stock-Based Compensation

The Company follows the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock options are granted at exercise prices not less than the fair value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to the Company’s stock option plans.

If compensation expense for the Company’s stock option plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the years ended December 31:

	2002	2001	2000

Net income (dollars in thousands):
As reported	$31,307	$12,156	$91,679
Pro forma	$28,256	$9,355	$89,850
Basic earnings per common share
As reported	$0.60	$0.21	$1.49
Pro forma	$0.54	$0.15	$1.45
Diluted earnings per common share
As reported	$0.60	$0.20	$1.47
Pro forma	$0.54	$0.15	$1.43

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unfunded accumulated benefit obligation, unrealized gains and losses on interest rate swap agreements and unrealized gains and losses on investments available-for-sale.

Foreign Currency Translation Adjustment

The assets and liabilities of Avista Energy Canada, Ltd. and its subsidiary, Copac Management, Inc. are denominated in Canadian dollars and translated to United States dollars at exchange rates in effect on the balance sheet date. Revenues and expenses are translated using an average exchange rate. Translation adjustments resulting from this process are reflected as a component of other comprehensive income in the Consolidated Statements of Comprehensive Income.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing income available for common stock by diluted weighted average common shares outstanding during the period, including common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalent shares include shares issuable upon exercise of stock options and convertible stock. See Note 25 for earnings per common share calculations.

Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with a purchased maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits from counterparties. See Note 9 for further information with respect to cash deposits from counterparties.

Temporary Investments

Temporary investments consist of marketable equity securities classified as “available for sale.” The Company did not have any temporary investments in marketable equity securities as of December 31, 2002. The unrealized gain on temporary investments totaled $1.4 million as of December 31, 2001, net of taxes, and is reflected as a component of accumulated other comprehensive income in the Consolidated Statements of Capitalization.

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

AVISTA CORPORATION

The following table documents the activity in the allowance for doubtful accounts during the years ended December 31 (dollars in thousands):

	2002	2001	2000

Allowance as of the beginning of the year	$50,211	$14,404	$4,267
Additions expensed during the year	3,469	39,947	11,835
Net deductions	(6,771)	(4,140)	(1,698)

Allowance as of the end of the year	$46,909	$50,211	$14,404

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

Allowance for Funds Used During Construction

The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. In accordance with the uniform system of accounts prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and is credited currently as a non-cash item in the Consolidated Statements of Income and Comprehensive Income in the line item capitalized interest. The Company generally is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a fair return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC does not occur until the related utility plant is placed in service.

The effective AFUDC rate was 9.72 percent for the second half of 2002, 9.03 percent for the first half of 2002 and 2001, and 10.67 percent in 2000. The Company’s AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 9 percent. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.92 percent in 2002, 2.84 percent in 2001 and 2.72 percent in 2000.

The average service lives and remaining average service lives, respectively, for the following broad categories of utility property are: electric thermal production - 35 and 14 years; hydroelectric production - 100 and 76 years; electric transmission - 60 and 25 years; electric distribution - 40 and 28 years; and natural gas distribution property - 44 and 27 years.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment on at least an annual basis. Goodwill is included in non-utility properties and investments-net in the Consolidated Balance Sheets and totaled $7.3 million and $13.7 million as of December 31, 2002 and 2001, respectively. The level of goodwill as of December 31, 2002 and 2001 was supported by the value attributed to the operations acquired. See Note 2 for changes in accounting for goodwill effective January 1, 2002.

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

AVISTA CORPORATION

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals” and “Natural Gas Cost Deferrals” below for further information), investment in exchange power (see “Investment in Exchange Power-Net” below for further information), regulatory assets for deferred income taxes (see Note 13 for further information), unamortized debt expense (see “Unamortized Debt Expense” below for further information), regulatory asset offsetting energy commodity derivative liabilities (see Note 7 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of December 31 (dollars in thousands):

	2002	2001

Regulatory asset offsetting energy commodity derivative liabilities	$—	$157,529
Regulatory asset for postretirement benefit obligation	4,728	5,200
Demand side management and conservation programs	23,733	28,813
Other	1,274	1,218

Total	$29,735	$192,760

Deferred credits include, among other items, regulatory liabilities created when the Centralia Power Plant (Centralia) was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as other non-current liabilities and deferred credits.

Investment in Exchange Power-Net

The investment in exchange power represents the Company’s previous investment in Washington Public Power Supply System Project 3 (WNP-3), a nuclear project that was terminated prior to completion. Under a settlement agreement with the Bonneville Power Administration in 1985, Avista Utilities began receiving power in 1987, for a 32.5-year period, related to its investment in WNP-3. Through a settlement agreement with the Washington Utilities and Transportation Commission (WUTC) in the Washington jurisdiction, Avista Utilities is amortizing the recoverable portion of its investment in WNP-3 (recorded as investment in exchange power) over a 32.5 year period beginning in 1987. For the Idaho jurisdiction, Avista Utilities has fully amortized the recoverable portion of its investment in exchange power.

Unamortized Debt Expense

Unamortized debt expense includes debt issuance costs that are amortized over the life of the related debt, as well as premiums paid to repurchase debt, which are amortized over the average remaining maturity of outstanding debt in accordance with regulatory accounting practices under SFAS No. 71.

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), WUTC and Oregon Public Utilities Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated gas procurement operations under Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities continues to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for

AVISTA CORPORATION

Avista Utilities. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. Hearings will be held before the WUTC during 2003 to determine whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

In accordance with SFAS No. 71, profits recognized by Avista Energy on natural gas sales to Avista Utilities, including gains and losses on natural gas contracts, are not eliminated in the consolidated financial statements. This is due to the fact that costs incurred by Avista Utilities for natural gas purchases to serve retail customers and for fuel for electric generation are expected to be recovered through future retail rates.

Avista Utilities’ natural gas purchases from Avista Energy totaled $114.8 million, $249.8 million and $175.9 million in 2002, 2001 and 2000, respectively. These costs are reflected as resource costs in the Consolidated Statements of Income and Comprehensive Income.

Power Cost Deferrals

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.9 percent as of December 31, 2002. Total deferred power costs for Washington customers were $123.7 million and $140.2 million as of December 31, 2002 and 2001, respectively.

In June 2002, the WUTC issued an order that became effective July 1, 2002. The order provides for an overall rate of return of 9.72 percent and a return on equity of 11.16 percent. The order provided for no incremental rate increase to Avista Utilities’ Washington electric customers above the rates in effect at that time. Rate increases previously approved by the WUTC totaling 31.2 percent (a 25 percent temporary surcharge approved in September 2001 for the recovery of deferred power costs and a 6.2 percent increase approved in March 2002) were restructured. The general increase to base retail rates was 19.3 percent (or $45.7 million in annual revenues) and the remaining 11.9 percent represents the continued recovery of deferred power costs over a period currently projected to continue into 2009.

In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. As the ERM was implemented on July 1, 2002, the Company’s expense or benefit was limited to $4.5 million for 2002. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9 million ($4.5 million for 2002) will be deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2 percent as of December 31, 2002. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $31.5 million and $73.1 million as of December 31, 2002 and 2001, respectively.

AVISTA CORPORATION

Natural Gas Cost Deferrals

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with appropriate regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $11.5 million and $52.7 million as of December 31, 2002 and 2001, respectively.

Deferred Revenue

In December 1998, the Company received cash proceeds of $143.4 million from a transaction in which the Company assigned and transferred certain rights under a long-term power sales contract to a funding trust. The proceeds were recorded as deferred revenue and were being amortized into revenues over the 16-year period of the long-term sales contract. Pursuant to the WUTC order in September 2001, the Company was directed to offset $53.8 million of the Washington share of the deferred revenue against deferred power costs. The IPUC order in October 2001 directed the Company to amortize the remaining Idaho share ($34.6 million) of the deferred revenue against deferred power costs over the 15-month period between October 2001 and December 2002. The balance was fully amortized as of December 31, 2002.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and to conform to changes in accounting standards and have not affected previously reported total net income or common equity.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which applies to acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying amount, is performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company adopted this statement on January 1, 2002.

In April 2002, the Company completed its transitional test of goodwill. Accordingly, the Company determined that goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures included in the Other business segment, was impaired. This was due to a change in forecasted earnings based on the decline in the performance of the business. The fair value of the reporting unit was determined using the present value of projected future cash flows. The Company recorded an impairment of $4.1 million, net of taxes, as a cumulative effect of accounting change in the Consolidated Statement of Income and Comprehensive Income.

Goodwill amortization was $1.8 million, net of taxes, for 2001. Net income and basic and diluted earnings per common share would have been $14.0 million, $0.24 and $0.24, respectively, excluding goodwill amortization for 2001. Goodwill amortization was $2.2 million, net of taxes, for 2000. Net income and basic and diluted earnings per common share would have been $93.9 million, $1.54 and $1.52, respectively, excluding goodwill amortization for 2000.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related asset. Upon retirement of the asset, the Company will either settle the retirement obligation for its recorded amount or incur a gain or loss. The adoption of this statement on January 1, 2003 did not have a material impact on the Company’s financial condition or results of operations. The Company recovers certain asset retirement costs through rates charged to customers as a portion of its depreciation expense. As of December 31, 2002, the Company had estimated retirement costs of $185.4 million included in accumulated

AVISTA CORPORATION

depreciation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement also requires the initial measurement of the liability at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement requires the disclosure of pro forma net income and earnings per common share had the Company adopted the fair value method of accounting for stock-based compensation in a more prominent place in the financial statements (Note 1). This statement also requires the disclosure of pro forma net income and earnings per common share in interim as well as annual financial statements. The alternative transition methods and annual financial statement disclosures are effective for fiscal years ending after December 15, 2002. Interim disclosures are required for periods ending after December 15, 2002. The adoption of this statement affects the Company’s disclosures. As the Company has not elected to adopt the fair value method of accounting for stock-based compensation, the adoption of this statement does not have any impact on the Company’s financial condition or results of operations.

In June 2002, the EITF reached a partial consensus on Issue No. 02-3 regarding the accounting for contracts involved in energy trading and risk management activities. The partial consensus required that all gains and losses arising from energy trading contracts (whether realized or unrealized) accounted for under EITF Issue No. 98-10 were to be presented on a net basis in the income statement beginning in the third quarter of 2002. Reclassification of all historical comparable periods was required. This applied to the activities of Avista Energy; Avista Utilities does not have energy trading contracts that were accounted for under EITF Issue No. 98-10. Avista Energy historically presented unrealized gains and losses on energy trading contracts on a net basis. However, realized contracts were presented on a gross basis for both operating revenues and resource costs. The implementation of EITF Issue 02-3 resulted in reduced operating revenues and resource costs as compared to historical periods with no impact on the Company’s net income or financial condition.

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. Any gain or loss on contracts that are not considered derivatives will not be recognized until the contract is settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in a significant increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of approximately $1.2 million (net of tax) related to the transition from EITF 98-10 to SFAS No. 133.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees

AVISTA CORPORATION

issued or modified subsequent to December 31, 2002 and are not expected to have a material impact on the Company’s financial condition or results of operations. The disclosure requirements of this interpretation are effective for financial statements issued for periods that end after December 15, 2002. See Note 19 for disclosure of the Company’s guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred to as special purpose entities or off-balance sheet structures; however, this FASB interpretation applies to a broader group of entities. This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or it is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The application of this FASB interpretation will require the Company to consolidate WP Funding LP effective July 1, 2003. WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of December 31, 2002. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. Based on current information, the difference between the book value of the debt and equity of WP Funding LP and the book value of the Rathdrum CT is approximately $15.5 million ($10.1 million, net of taxes). The Company intends to request regulatory accounting orders to record this amount as a regulatory asset upon the consolidation of WP Funding LP.

NOTE 3. DISCONTINUED OPERATIONS

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. In October 2001, minority shareholders of Avista Communications acquired ownership of its Montana and Wyoming operations as well as its dial-up internet access operations in Spokane, Washington and Coeur d’Alene, Idaho. In December 2001, Avista Communications completed the sale of the assets and customer accounts of its Yakima and Bellingham, Washington operations to Advanced Telcom Group, Inc. In April 2002, Avista Communications completed the transfer of voice and integrated services customer accounts in Spokane, Washington and Lewiston and Coeur d’Alene, Idaho to certain subsidiaries of XO Communications, Inc. In December 2002, the Company completed the sale of substantially all of the remaining assets of Avista Communications to FiberLink LLC. The divestiture of the operating assets of Avista Communications was substantially complete by the end of 2002. Certain liabilities of the operations remain to be settled.

Revenues for Avista Communications were $3.5 million, $11.5 million and $5.9 million in 2002, 2001 and 2000, respectively. Total assets of $21.3 million as of December 31, 2001 were comprised of $16.6 million of deferred tax assets, $3.2 million of fixed assets and $1.5 million of current assets including accounts receivable, cash, inventory and prepaid expenses.

Concurrent with the decision to dispose of Avista Communications, the Company assessed the carrying value of assets and goodwill of Avista Communications. The assets and goodwill of Avista Communications were written down to the estimated fair value based upon the planned disposal of the assets. The total charges of $58.4 million incurred in 2001 were comprised of the following: $48.2 million for asset impairment, $7.1 million for goodwill impairment and $3.1 million for exit costs and other costs to sell Avista Communications.

NOTE 4. IMPAIRMENT OF NON-OPERATING ASSETS

In 2001, the Company recorded an impairment charge related to three turbines owned by Avista Power. The Company originally planned to use the turbines in a non-regulated generation project. Due to changing market

AVISTA CORPORATION

conditions the Company decided to no longer pursue the development of additional non-regulated generation projects. The Company wrote down the carrying value of the turbines to estimated fair value less selling costs. This resulted in a charge of $8.2 million for 2001 included in other income-net in the Consolidated Statements of Income and Comprehensive Income.

NOTE 5. RESTRUCTURING AND EXIT COSTS

In November 1999, Avista Energy redirected its focus away from national energy trading toward a more regional-based energy marketing and trading effort in the western United States. The downsizing plan called for the shutting down of operations in Houston and Boston during the first half of 2000 and eliminating approximately 80 positions. In the fourth quarter of 1999, Avista Energy recorded a charge of $9.3 million for expenses related to employee terminations and recorded $33.6 million of goodwill impairment. Avista Energy sold its eastern United States power book during the first quarter of 2000 for a $1.5 million loss, but did not find a buyer for its natural gas or coal contracts in the eastern United States. The remaining eastern United States natural gas contracts, primarily for transportation and storage, were managed out of the Spokane office until the last of the contracts expired in 2002. In addition to the restructuring charges previously reserved and paid, other transition costs of $6.4 million for 2000 were incurred for closing the Houston and Boston offices and phasing out operations in the eastern United States.

In the first quarter of 2000, it was announced that Pentzer would be redirecting its focus. Pentzer recorded a charge of $1.9 million for expenses related to employee terminations, which were paid during 2000.

NOTE 6. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of December 31, 2002 and 2001, $65.0 million and $75.0 million, respectively, in accounts receivables were sold.

NOTE 7. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

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

Avista Utilities enters into forward contracts to purchase or sell energy. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into to manage Avista Utilities’ loads and resources as discussed in Note 8. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income and Comprehensive Income. Such realized gains or losses are recognized in the period of settlement subject to current or future recovery in retail rates. Avista Energy accounted for derivative commodity instruments using the mark-to-market method of accounting under EITF Issue No. 98-10 through December 31, 2002, which was rescinded in October 2002 as discussed in Note 2. See Note 8 for details of Avista Energy’s disclosures of derivative commodity instruments.

Avista Utilities believes substantially all of its purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under SFAS No. 133 and are not required to be recorded as derivative commodity assets

AVISTA CORPORATION

and liabilities. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled unless there is a decline in the fair value of the contract that is determined to be other than temporary.

As of December 31, 2002, the utility derivative commodity asset balance was $60.3 million, the derivative commodity liability balance was $50.1 million and the offsetting net regulatory liability was $10.2 million. As of December 31, 2001, the utility derivative commodity asset balance was $1.9 million, the derivative commodity liability balance was $159.4 million and the offsetting net regulatory asset was $157.5 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The derivative commodity asset balance is included in Deferred Charges – Utility energy commodity derivative assets and the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits – Utility energy commodity derivative liabilities on the Consolidated Balance Sheet. The offsetting net regulatory asset is included in Deferred Charges – Other regulatory assets and the offsetting net regulatory liability is included in Non-Current Liabilities and Deferred Credits – Other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

Interpretations that may be issued by the Derivatives Implementation Group, a task force created to assist the FASB in answering questions that companies have in implementing SFAS No. 133, may change the conclusions that the Company has reached regarding accounting for energy contracts. As a result, the accounting treatment and financial statement impact could change in future periods.

NOTE 8. ENERGY COMMODITY TRADING

The Company’s energy-related businesses are exposed to risks relating to, but not limited to, changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes electric, natural gas and related derivative commodity instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy have policies and procedures to manage risks inherent in these activities. The Company has a Risk Management Committee, separate from the units that create such risk exposure, that is overseen by the Audit Committee of the Company’s Board of Directors, to monitor compliance with the Company’s risk management policies and procedures.

Avista Utilities

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities purchases and sells energy on an annual, quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions.

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

In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may use to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of energy resources owned or controlled by Avista Utilities. The market values of natural gas derivative commodity instruments held by Avista Utilities as of December 31, 2002 and 2001, were a $24.6 million net liability and a $133.2 million net liability, respectively. The significant liability

AVISTA CORPORATION

position as of December 31, 2001 was a result of forward commitments to purchase natural gas entered into during 2000 and the first part of 2001 at prices in excess of the market price for natural gas as of December 31, 2001. The decrease from December 31, 2001 to December 31, 2002 reflects the settlement of contracts during the period as well as an increase in the forward price of natural gas. Realized losses are reflected as adjustments through purchased gas cost adjustments, the ERM or the PCA mechanism.

Avista Energy

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative in compliance with SFAS No. 133 effective January 1, 2003 for all contracts entered into prior to October 25, 2002, and effective immediately for all contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are accounted for on an accrual basis. See Note 2 for further details.

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

Avista Energy’s trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For natural gas commodity instruments, these market prices are generally available through three years. For electric commodity instruments, these market prices are generally available through two years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Gains and losses on electric, natural gas and related derivative commodity instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included in the Consolidated Statements of Income and Comprehensive Income in operating revenues on a net basis, and in the Consolidated Balance Sheets as current or non-current energy commodity assets or liabilities. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to

AVISTA CORPORATION

deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount.

The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of December 31, 2002 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Natural gas	91,194	86,400	7	620,490	610,946	2
Electric	92,063	91,091	14	259	19	2

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of December 31, 2002, and the average estimated fair value of those instruments held during the year ended December 31, 2002, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of December 31, 2002				year ended December 31, 2002

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Natural gas	$143,730	$38,198	$111,763	$35,445	$144,090	$50,945	$117,236	$38,103
Electric	221,747	310,111	193,018	278,759	223,534	287,010	167,197	247,476

Total	$365,477	$348,309	$304,781	$314,204	$367,624	$337,955	$284,433	$285,579

The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of December 31, 2002 was approximately 4 months. The weighted average term of Avista Energy’s electric derivative commodity instruments as of December 31, 2002 was approximately 7 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of the reserves for credit and market risk for 2002 was an unrealized loss of $91.9 million and is included in the Consolidated Statements of Income and Comprehensive Income in operating revenues. The change in the fair value position for 2001 was an unrealized loss of $30.2 million. In 2000, an unrealized gain of $176.8 million was recorded.

Avista Energy reports the net margin on trading activities in operating revenues in the Consolidated Statements of Income and Comprehensive Income. The following table presents the gross amount of realized sales contracts for Avista Energy in both the dollar amount and volume of transactions for the years ended December 31:

	2002	2001	2000

Gross Realized Sales Transactions (dollars in thousands):
Electric	$1,417,499	$3,380,058	$4,721,291
Natural gas	958,183	1,619,285	1,751,264
Other	—	1,612	58,996

Total gross settled transactions	$2,375,682	$5,000,955	$6,531,551

Gross Realized Sales Volume:
Electric (thousands of MWhs)	40,426	47,927	105,548
Natural gas (thousands of dekatherms)	225,983	248,193	273,448

AVISTA CORPORATION

Market Risk

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Market risk is influenced to the extent that the performance or nonperformance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity.

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

Credit Risk

Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. These policies include an evaluation of the financial condition and credit ratings of counterparties, collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees, and the use of standardized agreements that allow for the netting or offsetting of positive and negative exposures associated with a single counterparty.

Avista Energy has concentrations of suppliers and customers in the electric and natural gas industries including electric utilities, natural gas distribution companies, and other energy marketing and trading companies. In addition, Avista Energy has concentrations of credit risk related to geographic location as Avista Energy operates in the western United States and western Canada. These concentrations of counterparties and concentrations of geographic location may impact Avista Energy’s overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

Credit risk also involves the exposure that counterparties perceive related to performance by Avista Utilities and Avista Energy to perform deliveries and settlement of energy transactions. These counterparties may seek assurance of performance in the form of letters of credit, prepayment or cash deposits, and, in the case of Avista Energy, parent company (Avista Capital) performance guarantees. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company’s capital resource reserves (credit facilities and cash). Avista Utilities and Avista Energy actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

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

NOTE 9. CASH DEPOSITS WITH AND FROM COUNTERPARTIES

Cash deposits from counterparties totaled $92.7 million and $15.7 million as of December 31, 2002 and 2001, respectively, and are included in other current liabilities on the Consolidated Balance Sheets. These funds are held by Avista Utilities and Avista Energy to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

AVISTA CORPORATION

Cash deposited with counterparties totaled $35.7 million and $1.5 million as of December 31, 2002 and 2001, respectively, and are included in prepayments and other current assets on the Consolidated Balance Sheets.

As is common industry practice, Avista Utilities and Avista Energy maintain margin agreements with certain counterparties. Margin calls are triggered when exposures exceed predetermined contractual limits. Price movements in electricity and natural gas can generate exposure levels in excess of these contractual limits. From time to time, margin calls are made and/or received by Avista Utilities and Avista Energy. Negotiating for collateral in the form of cash, letters of credit, or parent company performance guarantees is a common industry practice.

NOTE 10. JOINTLY OWNED ELECTRIC FACILITIES

The Company has a 50 percent ownership interest in a combined cycle natural gas-fired turbine power plant, the Coyote Springs 2 Generation Plant (Coyote Springs 2) located in northcentral Oregon. It is expected that Coyote Springs 2 will commence operations in 2003. The Company’s investment in Coyote Springs 2 was $109.0 million as of December 31, 2002. The Company’s investment in Coyote Springs 2 was held by Avista Power as of December 31, 2002 and is included in Non-utility properties and investments in the Consolidated Balance Sheet. In January 2003, the Company’s ownership interest in the plant was transferred from Avista Power to Avista Corp. to be operated as an asset of Avista Utilities. The Company’s share of related fuel costs as well as operating and maintenance expenses for plant in service will be included in the corresponding accounts in the Consolidated Statements of Income and Comprehensive Income when Coyote Springs 2 commences operations.

The Company has a 15 percent ownership interest in a twin-unit coal-fired generating facility, the Colstrip Generating Project (Colstrip) located in southeastern Montana, and provides financing for its ownership interest in the project. The Company’s share of related fuel costs as well as operating and maintenance expenses for plant in service is included in the corresponding accounts in the Consolidated Statements of Income and Comprehensive Income. The Company’s share of utility plant in service for Colstrip was $316.0 million and accumulated depreciation was $158.6 million as of December 31, 2002.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

The balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2002	2001

Avista Utilities:
Electric production	$740,736	$691,299
Electric transmission	295,284	288,739
Electric distribution	698,757	678,448
Construction work-in-progress (CWIP) and other	85,631	119,389

Electric total	1,820,408	1,777,875

Natural gas underground storage	18,285	18,130
Natural gas distribution	430,273	414,422
CWIP and other	44,675	46,404

Natural gas total	493,233	478,956

Common plant (including CWIP)	74,751	75,912

Total Avista Utilities	2,388,392	2,332,743
Energy Trading and Marketing	142,428	128,577
Information and Technology	15,294	16,030
Other	20,611	21,117

Total	$2,566,725	$2,498,467

Equipment under capital leases at Avista Utilities totaled $0.7 million as of December 31, 2002. The associated accumulated depreciation totaled $0.1 million as of December 31, 2002. Avista Utilities did not have any property, plant and equipment under capital leases as of December 31, 2001.

Property, plant, and equipment under capital leases at Avista Capital’s subsidiaries totaled $3.3 million and $5.4 million as of December 31, 2002 and 2001, respectively. The associated accumulated depreciation totaled $2.1 million and $2.6 million as of December 31, 2002 and 2001, respectively.

AVISTA CORPORATION

NOTE 12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees. Certain of the Company’s subsidiaries also participate in this plan. Individual benefits under this plan are based upon years of service and the employee’s average compensation as specified in the plan. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts which are currently deductible for income tax purposes. Pension fund assets are invested primarily in marketable debt and equity securities. As of December 31, 2002, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes of $9.4 million. The pension plan was amended effective July 1, 2002 to provide a lump sum payment option for collectively bargained employees.

The Company also has a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to executive officers of the Company. The SERP is intended to provide benefits to executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $0.7 million related to the SERP. In 2001, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $1.1 million related to the SERP. This resulted in a charge to other comprehensive income of $0.5 million and $0.7 million, net of taxes, for 2002 and 2001, respectively.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The Company elected to amortize the transition obligation of $34.5 million over a period of twenty years, beginning in 1993.

The following table sets forth the pension and postretirement plan disclosures as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

			Post-
	Pension Benefits		retirement Benefits

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation as of beginning of year	$210,510	$184,636	$36,355	$32,761
Service cost	6,734	5,716	304	460
Interest cost	15,119	14,293	2,184	2,567
Plan amendment	(2,530)	—	(5,821)	—
Actuarial loss (gain)	22,243	18,582	(660)	3,267
Benefits paid	(12,229)	(11,780)	(3,091)	(2,635)
Expenses paid	(1,462)	(937)	(209)	(65)

Benefit obligation as of end of year	$238,385	$210,510	$29,062	$36,355

Change in plan assets:
Fair value of plan assets as of beginning of year	$153,705	$175,033	$13,969	$15,196
Actual return on plan assets	(16,677)	(9,313)	(1,451)	(902)
Employer contributions	12,000	—	—	511
Benefits paid	(11,441)	(11,078)	(1,008)	(771)
Expenses paid	(1,462)	(937)	(209)	(65)

Fair value of plan assets as of end of year	$136,125	$153,705	$11,301	$13,969

Funded status	$(102,260)	$(56,805)	$(17,761)	$(22,386)
Unrecognized net actuarial loss (gain)	79,812	31,144	1,425	(429)
Unrecognized prior service cost	6,366	9,726	—	—
Unrecognized net transition obligation/(asset)	(2,671)	(3,757)	9,788	16,865

Accrued benefit cost	(18,753)	(19,692)	(6,548)	(5,950)
Additional minimum liability	(35,303)	(1,139)	—	—

Accrued benefit liability	$(54,056)	$(20,831)	$(6,548)	$(5,950)

AVISTA CORPORATION

			Post-
	Pension Benefits		retirement Benefits

	2002	2001	2002	2001

Assumptions as of December 31
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	8.00%	9.00%	8.00%	9.00%
Rate of compensation increase	5.00%	5.00%
Medical cost trend pre-age 65 – initial			9.00%	9.00%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2007	2003
Medical cost trend post-age 65 – initial			10.00%	12.00%
Medical cost trend post-age 65 – ultimate			6.00%	6.00%
Ultimate medical cost trend year post-age 65			2007	2004

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$6,734	$5,716	$5,372	$304	$460	$601
Interest cost	15,119	14,293	13,412	2,184	2,567	2,407
Expected return on plan assets	(12,311)	(15,254)	(16,243)	(1,064)	(1,311)	(1,372)
Transition (asset)/obligation recognition	(1,086)	(1,086)	(1,086)	1,256	1,534	1,534
Amortization of prior service cost	831	989	1,548	—	—	—
Net gain recognition	1,021	139	(858)	—	(52)	(300)

Net periodic benefit cost	$10,308	$4,797	$2,145	$2,680	$3,198	$2,870

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $2.0 million and the service and interest cost by $0.2 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by $1.7 million and the service and interest cost by $0.2 million.

The Company has a salary deferral 401(k) plan that is a defined contribution plan and covers substantially all employees. Employees can make contributions to their respective accounts in the 401(k) plan on a pre-tax basis up to the maximum amount permitted by law. The Company matches a portion of the salary deferred by each participant according to the schedule in the 401(k) plan. Employer matching contributions of $3.4 million, $3.5 million, $3.3 million were expensed in 2002, 2001 and 2000, respectively.

NOTE 13. ACCOUNTING FOR INCOME TAXES

As of December 31, 2002 and 2001, the Company had net regulatory assets of $139.1 million and $149.0 million, respectively, related to the probable recovery of certain deferred tax liabilities from customers through future rates.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$16,343	$17,431
Reserves not currently deductible	15,750	11,071
Contributions in aid of construction	9,709	9,176
Deferred compensation	4,112	4,481
Centralia sale regulatory liability	2,954	3,415
Unfunded accumulated benefit obligation	9,736	399
Other	7,172	9,544

Total deferred tax assets	65,776	55,517

AVISTA CORPORATION

	2002	2001

Deferred tax liabilities:
Differences between book and tax basis of utility plant	364,827	367,406
Power and natural gas deferrals	58,081	88,323
Unrealized energy commodity gains	34.231	66,401
Power exchange contract	44,533	34,444
Demand side management programs	5,064	5,679
Loss on reacquired debt	8,781	4,696
Other	4,406	5,996

Total deferred tax liabilities	519,923	572,945

Net deferred tax liability	$454,147	$517,428

The realization of deferred tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that deferred tax assets will be realized.

A reconciliation of federal income taxes derived from statutory federal tax rates (35 percent in 2002, 2001 and 2000) applied to pre-tax income from continuing operations as set forth in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows for the years ended December 31 (dollars in thousands):

	2002	2001	2000

Federal income taxes at statutory rates	$22,506	$32,897	$62,319
Increase (decrease) in tax resulting from:
Accelerated tax depreciation	5,166	5,849	4,835
State income tax expense	2,348	(8,870)	3,712
Prior year audit adjustments	—	(395)	72
Other-net	(26)	4,905	6,060

Total income tax expense	$29,994	$34,386	$76,998

Income Tax Expense Consisted of the Following:
Federal taxes currently provided	$70,281	$(44,755)	$(4,839)
Deferred federal income taxes	(40,287)	79,141	81,837

Total income tax expense	$29,994	$34,386	$76,998

Income Tax Expense by Business Segment:
Avista Utilities	$32,137	$20,177	$(1,990)
Energy Trading and Marketing	12,311	32,489	95,266
Information and Technology	(7,144)	(11,977)	(10,138)
Other	(7,310)	(6,303)	(6,140)

Total income tax expense	$29,994	$34,386	$76,998

NOTE 14. ENERGY PURCHASE CONTRACTS

The Company has contracts related to the purchase of fuel for thermal generation, natural gas and hydroelectric power. The termination dates of the contracts range from one month to the year 2044. The Company also has various agreements for the purchase, sale or exchange of electric energy with other utilities, cogenerators, small power producers and government agencies. Total expenses for power purchased, natural gas purchased, fuel for generation and other fuel costs were $382.4 million, $1,054.2 million and $1,312.7 million in 2002, 2001 and 2000, respectively. The following table details future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Power resources	$194,873	$118,775	$65,349	$64,580	$66,476	$506,472	$1,016,525
Natural gas resources	195,580	171,470	82,393	48,175	48,172	385,375	931,165

Total	$390,453	$290,245	$147,742	$112,755	$114,648	$891,847	$1,947,690

All of the energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail natural gas and electric customers’ energy requirements. As a result, these costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms.

AVISTA CORPORATION

In addition, the Company has operational agreements, settlements and other contractual obligations with respect to its generation, transmission and distribution facilities. The expenses associated with these agreements are reflected as operation and maintenance expenses in the Consolidated Statements of Income and Comprehensive Income. The following table details future contractual commitments with respect to these agreements (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual obligations	$10,345	$12,406	$12,405	$12,406	$12,405	$185,353	$245,320

The Company has fixed contracts with certain Public Utility Districts (PUD) to purchase portions of the output of certain generating facilities. Although the Company has no investment in the PUD generating facilities, the fixed contracts obligate the Company to pay certain minimum amounts (based in part on the debt service requirements of the PUD) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in resource costs in the Consolidated Statements of Income and Comprehensive Income. Expenses under these PUD contracts for 2002, 2001 and 2000, were $7.8 million, $7.4 million and $7.5 million, respectively.

Information as of December 31, 2002, pertaining to these PUD contracts is summarized in the following table (dollars in thousands):

	Company's Current Share of

				Debt		Expira-
		Kilowatt	Annual	Service	Bonds	tion
	Output	Capability	Costs (1)	Costs (1)	Outstanding	Date

Chelan County PUD:
Rocky Reach Project	2.9%	37,000	$1,842	$623	$4,053	2011
Douglas County PUD:
Wells Project	3.5	30,000	1,100	587	5,465	2018
Grant County PUD:
Priest Rapids Project	6.1	55,000	1,768	910	9,662	2040
Wanapum Project	8.2	75,000	3,096	1,754	12,153	2040

Totals		197,000	$7,806	$3,874	$31,333

(1)	The annual costs will change in proportion to the percentage of output allocated to the Company in a particular year. Amounts represent the operating costs for the year 2002. Debt service costs are included in annual costs.

The estimated aggregate amounts of required minimum payments (the Company’s share of existing debt service costs) under these PUD contracts are as follows (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Minimum payments	$4,277	$3,249	$3,402	$2,759	$2,887	$22,041	$38,615

In addition, the Company will be required to pay its proportionate share of the variable operating expenses of these projects.

Avista Energy has contractual commitments to purchase energy commodities in future periods. The following table details future contractual commitments for Avista Energy’s physical and financial energy contracts (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Physical contracts	$935,954	$323,700	$206,400	$188,174	$126,028	$393,106	$2,173,362
Financial contracts	960,700	89,008	2,505	11,842	—	—	1,064,055

Total	$1,896,654	$412,708	$208,905	$200,016	$126,028	$393,106	$3,237,417

Avista Energy also has sales commitments related to energy commodities in future periods.

AVISTA CORPORATION

NOTE 15. LONG-TERM DEBT

The following details the interest rate and maturity dates of Secured and Unsecured Medium-Term Notes outstanding as of December 31 (dollars in thousands):

	Secured Medium-Term Notes				Unsecured Medium-Term Notes

Maturity	Interest				Interest
Year	Rate	2002	2001		Rate	2002	2001

2002	—	$—	$	*	—	$—	$	*
2003	6.25%	15,000		15,000	6.75%-9.13%	56,250		190,000
2004	—	—		—	7.42%	30,000		30,000
2005	6.39%-6.68%	29,500		29,500	—	—		—
2006	7.89%-7.90%	30,000		30,000	8.14%	8,000		8,000
2007	—	—		—	5.99%-7.94%	26,000		26,000
2008	6.89%-6.95%	20,000		20,000	6.06%	25,000		25,000
2010	6.67%-6.90%	10,000		10,000	8.02%	25,000		25,000
2012	7.37%	7,000		7,000	8.05%	12,000		12,000
2018	7.26%-7.45%	27,500		27,500	—	—		—
2022	—	—		—	8.15%-8.23%	10,000		10,000
2023	7.18%-7.54%	24,500		24,500	7.99%	5,000		5,000
2028	—	—		—	6.37%-6.88%	35,000		45,000

Total		$163,500		$163,500		$232,250		$376,000

*	In 2001, the Company legally defeased $50.0 million of Medium-Term Notes scheduled to mature in 2002.

During 2002, the Company repurchased $133.8 million of Medium-Term Notes scheduled to mature in 2003, $59.8 million of Unsecured Senior Notes scheduled to mature in 2008 and $10.0 million of Medium-Term Notes scheduled to mature in 2028. In accordance with regulatory accounting practices, total net premiums paid to repurchase debt were $9.5 million and are being amortized over the average remaining maturity of outstanding debt.

In addition to the required maturities documented in the table above, the Company has sinking fund requirements of $3.1 million in 2003, $3.0 million in each of 2004 and 2005, $2.7 million in 2006 and $2.4 million in 2007. Under its Mortgage and Deed of Trust, the Company’s sinking fund requirements may be met by certification of property additions at the rate of 143 percent of requirements. All of the Company’s utility plant is subject to the lien of the Mortgage and Deed of Trust securing outstanding First Mortgage Bonds.

In April 2001, the Company issued $400.0 million of 9.75 percent Senior Notes due in 2008. In December 2001, the Company issued $150.0 million of 7.75 percent First Mortgage Bonds due in 2007.

As of December 31, 2002, the Company had remaining authorization to issue up to $317.0 million of Unsecured Medium-Term Notes.

Under various financing agreements, the Company is restricted as to the amount of additional First Mortgage Bonds that it can issue. As of December 31, 2002, the Company could issue $109.4 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

In September 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were utilized to refund the $66.7 million of 7.13 percent First Mortgage Bonds due 2013 and the $17.0 million of 7.40 percent First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation. In January 2002, the interest rate on the bonds was fixed for a period of seven years at a rate of 5.00 percent for Series 1999A and 5.13 percent for Series 1999B.

AVISTA CORPORATION

Other long-term debt consisted of the following items as of December 31 (dollars in thousands):

	2002	2001

Notes payable	$—	$688
Capital lease obligations	1,618	2,101

Subsidiary total debt	1,618	2,789
Less: current portion	651	1,827

Other long-term debt	$967	$962

NOTE 16. SHORT-TERM BORROWINGS

As of December 31, 2002, the Company maintained a committed line of credit with various banks in the total amount of $225.0 million that expires on May 20, 2003. The Company may have up to $50.0 million in letters of credit outstanding under this committed line of credit. As of December 31, 2002 and 2001, there were $14.3 million and $13.9 million of letters of credit outstanding, respectively. The Company pays commitment fees of up to 0.2 percent per annum on the average daily unused portion of the credit agreement, and utilization fees of up to 0.5 percent.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of December 31, 2002, the Company was in compliance with this covenant with a ratio of 54.3 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the year ending December 31, 2002 to be greater than 1.6 to 1. As of December 31, 2002, the Company was in compliance with this covenant with a ratio of 2.04 to 1.

The Company had a commercial paper program that also provided for fixed-term loans during 2000 and 2001. None of these agreements were in place as of December 31, 2002 and 2001.

Balances and interest rates of bank borrowings under these arrangements were as follows as of and for the years ended December 31 (dollars in thousands):

	2002	2001	2000

Balance outstanding at end of period:
Fixed-term loans	$—	$—	$—
Commercial paper	—	—	11,160
Revolving credit agreement	30,000	55,000	152,000
Maximum balance outstanding during the period:
Fixed-term loans	$—	$—	$80,000
Commercial paper	—	11,160	36,900
Revolving credit agreement	90,000	223,000	185,000
Average balance outstanding during the period:
Fixed-term loans	$—	$—	$19,538
Commercial paper	—	558	16,833
Revolving credit agreement	47,027	108,996	84,255
Average interest rate during the period:
Fixed-term loans	—%	—%	6.70%
Commercial paper	—	7.80	6.82
Revolving credit agreement	3.59	5.95	7.26
Average interest rate at end of period:
Fixed-term loans	—%	—%	—%
Commercial paper	—	—	7.63
Revolving credit agreement	3.39	5.42	7.55

As of December 31, 2002, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, had a credit agreement with a group of banks in the aggregate amount of $110.0 million, expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an

AVISTA CORPORATION

uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of December 31, 2002. Letters of credit in the aggregate amount of $17.4 million were outstanding as of December 31, 2002. Under a similar credit facility that expired in June 2002, there were no cash advances outstanding and $39.6 million in letters of credit were outstanding as of December 31, 2001.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of December 31, 2002. Covenants in Avista Energy’s credit agreement also restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During 2002, Avista Energy paid $116.4 million in dividends to Avista Capital.

In October 2001, Avista Capital entered into a one-year $20 million promissory note collateralized by certain receivables. The note was extended in October 2002 and paid off during December 2002.

NOTE 17. INTEREST RATE SWAP AGREEMENTS

In order to lower interest payments during a period of declining interest rates, Avista Corp. entered into an interest rate swap agreement effective July 17, 2002 and terminating on June 1, 2008. This interest rate swap agreement effectively changes the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. This interest rate swap agreement is designated as a fair value hedge, which hedges the variability of the fair value of the long-term debt attributable to interest rate risk. This interest rate swap agreement meets the conditions of a highly effective fair value hedge in accordance with SFAS No. 133. As such, this hedge is accounted for by recording the fair value of the interest rate swap on the balance sheet as either an asset or liability with a corresponding offset recorded to mark the Unsecured Senior Notes to fair value. The fair value of the interest rate swap was a $1.4 million asset as of December 31, 2002, which is included in other deferred charges in the Consolidated Balance Sheet.

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project). As of December 31, 2002, RP LLC had $118.7 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. Avista Power’s 49 percent ownership interest in RP LLC is accounted for under the equity method of accounting. The effect on the financial statements for 2002 was a $1.3 million unrealized loss recorded as other comprehensive loss and a corresponding decrease in non-utility property and investments in the Consolidated Balance Sheet.

NOTE 18. LEASES

The Company has multiple lease arrangements involving various assets, with minimum terms ranging from one to twenty-five years and expiration dates from 2003 to 2020. The Company’s most significant leased assets include the Rathdrum CT and the corporate office building. See Note 2 for a change in accounting with respect to the Rathdrum CT that will become effective July 1, 2003. Certain lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets. The Company’s management believes the likelihood of the occurrence of the specified events under which the Company could be required to purchase the leased assets is remote. Rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $21.7 million, $19.8 million and $16.2 million, respectively.

AVISTA CORPORATION

Future minimum lease payments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 were as follows (dollars in thousands):

Year ending December 31:	2003	2004	2005	2006	2007	Thereafter	Total

Minimum payments required	$15,132	$13,117	$8,834	$8,163	$7,314	$65,515	$118,075

The payments under the Avista Corp. capital leases are $0.2 million in each of 2003, 2004 and 2005, and $0.1 million in 2006.

The payments under the Avista Capital subsidiaries’ capital leases are $0.7 million in 2003, $0.3 million in 2004 and $0.1 million in 2005.

NOTE 19. GUARANTEES

The $110.0 million credit agreement of Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, is guaranteed by Avista Capital and secured by Avista Energy’s assets. This credit agreement expires on June 30, 2003; however, it may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. No cash advances were outstanding as of December 31, 2002. Letters of credit in the aggregate amount of $17.4 million were outstanding as of December 31, 2002. Under a similar credit facility that was guaranteed by Avista Capital that expired in June 2002, there were no cash advances outstanding and $39.6 million in letters of credit were outstanding as of December 31, 2001.

In the course of the energy trading business, Avista Capital provides guarantees to other parties with whom Avista Energy may be doing business. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $451.7 million and $1.2 billion as of December 31, 2002 and 2001, respectively. At any point in time, Avista Capital is only liable for the outstanding portion of the guarantee, which was $64.6 million and $91.6 million as of December 31, 2002 and 2001, respectively. Most guarantees do not have set expiration dates; however, either party may terminate the guarantee at any time with minimal written notice.

Avista Power, through its equity investment in RP LLC, is a 49 percent owner of the Lancaster Project, which commenced commercial operation in September 2001. Commencing with commercial operations, all of the output from the Lancaster Project is contracted to Avista Energy for 25 years through a Power Purchase Agreement. Avista Corp. has guaranteed the Power Purchase Agreement with respect to the performance of Avista Energy.

NOTE 20. PREFERRED STOCK-CUMULATIVE

On September 15, 2002, the Company made a mandatory redemption of 17,500 shares of preferred stock for $1.75 million. On September 15, 2003, 2004, 2005 and 2006, the Company must redeem 17,500 shares at $100 per share plus accumulated dividends through a mandatory sinking fund. As such, redemption requirements are $1.75 million in each of the years 2003 through 2006. The remaining shares must be redeemed on September 15, 2007. The Company has the right to redeem an additional 17,500 shares on each September 15 redemption date. Upon involuntary liquidation, all preferred stock will be entitled to $100 per share plus accrued dividends.

NOTE 21. CONVERTIBLE PREFERRED STOCK

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

AVISTA CORPORATION

unpaid dividends up until, but excluding, the conversion date. Cash payments were made in lieu of fractional shares.

NOTE 22. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

In 1997, Avista Capital I, a business trust, issued $60.0 million of Preferred Trust Securities with an annual distribution rate of 7.875 percent. Concurrent with the issuance of the Preferred Trust Securities, Avista Capital I issued $1.9 million of Common Trust Securities to the Company. The sole assets of Avista Capital I are the Company’s 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, with a principal amount of $61.9 million. These debt securities may be redeemed at the Company’s option on or after January 15, 2002 and mature January 15, 2037. The Company has not redeemed any of these Preferred Trust Securities as of December 31, 2002.

In 1997, Avista Capital II, a business trust, issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The annual distribution rate paid during 2002 ranged from 2.30 percent to 2.96 percent. As of December 31, 2002, the annual distribution rate was 2.30 percent. Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. The sole assets of Avista Capital II are the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million. These debt securities may be redeemed at the Company’s option on or after June 1, 2007 and mature June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the Preferred Trust Securities to the extent that Avista Capital I and Avista Capital II have funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Trust Securities will be mandatorily redeemed. The Consolidated Statements of Capitalization reflect only $100.0 million of Preferred Trust Securities as of December 31, 2002 and 2001 as all intercompany transactions have been eliminated.

NOTE 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s long-term debt (including current-portion, but excluding notes payable and other) as of December 31, 2002 and 2001 was estimated to be $1,001.2 million, or 103 percent of the carrying value, and $1,160.2 million, or 99 percent of the carrying value, respectively. The fair value of the Company’s mandatorily redeemable preferred stock as of December 31, 2002 and 2001 was estimated to be $29.3 million, or 88 percent of the carrying value, and $17.5 million, or 50 percent of the carrying value, respectively. The fair value of the Company’s preferred trust securities as of December 31, 2002 and 2001 was estimated to be $89.6 million, or 90 percent of the carrying value, and $84.6 million, or 85 percent of the carrying value, respectively. These estimates were based on available market information.

NOTE 24. COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of common stock, the Trustee issued a promissory note payable to the Company in the amount of $14.1 million. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($4.1 million as of December 31, 2002) is reflected as a reduction to common equity. The shares of common stock are allocated to the accounts of participants in the Plan as the note is repaid. During 2002, the cost recorded for the Plan was $6.0 million. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee were $0.5 million, $1.6 million and $0.1 million, respectively during 2002.

In May 1999, the Company’s Board of Directors authorized the Company to repurchase in the open market or through privately negotiated transactions up to an aggregate of 10 percent of its common stock and common stock equivalents over the next two years. The repurchased shares return to the status of authorized but unissued shares. During 1999 and 2000, the Company repurchased approximately 4.8 million common shares and 322,500 shares of Return-Enhanced Convertible Securities (equivalent to 32,250 shares of Convertible Preferred Stock, Series L). The

AVISTA CORPORATION

combined repurchases of these two securities represented 9 percent of outstanding common stock and common stock equivalents. No common shares were repurchased during 2001 and 2002.

In November 1999, the Company adopted a shareholder rights plan pursuant to which holders of common stock outstanding on February 15, 1999, or issued thereafter, were granted one preferred share purchase right (Right) on each outstanding share of common stock. Each Right, initially evidenced by and traded with the shares of common stock, entitles the registered holder to purchase one one-hundredth of a share of preferred stock of the Company, without par value, at a purchase price of $70, subject to certain adjustments, regulatory approval and other specified conditions. The Rights will be exercisable only if a person or group acquires 10 percent or more of the outstanding shares of common stock or commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 10 percent or more of the outstanding shares of common stock. Upon any such acquisition, each Right will entitle its holder to purchase, at the purchase price, that number of shares of common stock or preferred stock of the Company (or, in the case of a merger of the Company into another person or group, common stock of the acquiring person or group) that has a market value at that time equal to twice the purchase price. In no event will the Rights be exercisable by a person that has acquired 10 percent or more of the Company’s common stock. The Rights may be redeemed, at a redemption price of $0.01 per Right, by the Board of Directors of the Company at any time until any person or group has acquired 10 percent or more of the common stock. The Rights expire on March 31, 2009. This plan replaced a similar shareholder rights plan that expired in February 2000.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which the Company’s shareholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company’s common stock at current market value.

In March 2000, the Company began issuing shares of its common stock to the Employee Investment Plan rather than having the Plan purchase shares of common stock on the open market. In the fourth quarter of 2000, the Company also began issuing new shares of common stock for the Dividend Reinvestment and Stock Purchase Plan. During 2002, 2001 and 2000, a total of 408,799, 332,861 and 125,636 shares of common stock were issued, respectively, to these plans.

NOTE 25. EARNINGS PER COMMON SHARE

In February 2000, all outstanding shares of Series L Preferred Stock were converted into 11,410,047 shares of common stock. The weighted-average number of shares of common stock outstanding during 2000 related to the converted shares was 9,975,997. The cost of converting the Series L Preferred Stock into common stock totaled $21.3 million during the first quarter of 2000, with $18.1 million representing the optional conversion premium and $3.2 million attributable to the regular dividend on the preferred stock.

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31 (in thousands, except per share amounts):

	2002	2001	2000

Numerator:
Income from continuing operations	$34,310	$59,605	$101,055
Income (loss) from discontinued operations	1,145	(47,449)	(9,376)

Net income before cumulative effect of accounting change	35,455	12,156	91,679
Cumulative effect of accounting change	(4,148)	—	—

Net income	31,307	12,156	91,679
Deduct: Preferred stock dividend requirements	2,402	2,432	23,735

Income available for common stock	$28,905	$9,724	$67,944

Denominator:
Weighted-average number of common shares outstanding-basic	47,823	47,417	45,690
Effect of dilutive securities:
Restricted stock	2	5	101
Stock options	49	13	312

Weighted-average number of common shares outstanding-diluted	47,874	47,435	46,103

AVISTA CORPORATION

	2002	2001	2000

Earnings per common share, basic:
Earnings per common share from continuing operations	$0.67	$1.21	$1.69
Earnings (loss) per common share from discontinued operations	0.02	(1.00)	(0.20)

Earnings per common share before cumulative effect of accounting change	0.69	0.21	1.49
Loss per common share from cumulative effect of accounting change	(0.09)	—	—

Total earnings per common share, basic	$0.60	$0.21	$1.49

Earnings per common share, diluted:
Earnings per common share from continuing operations	$0.67	$1.20	$1.67
Earnings (loss) per common share from discontinued operations	0.02	(1.00)	(0.20)

Earnings per common share before cumulative effect of accounting change	0.69	0.20	1.47
Loss per common share from cumulative effect of accounting change	(0.09)	—	—

Total earnings per common share, diluted	$0.60	$0.20	$1.47

NOTE 26. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs. Additional financial information for each of these separate companies is provided as follows for the years ended December 31 (dollars in thousands):

	2002	2001	2000

Avista Advantage
Operating Revenues	$16,911	$13,151	$4,971
Loss From Operations (pre-tax)	(6,363)	(15,098)	(14,482)
Net Loss	(4,253)	(10,748)	(11,022)
Avista Labs
Operating Revenues	719	664	761
Loss From Operations (pre-tax)	(12,455)	(14,774)	(11,942)
Net Loss	(7,864)	(8,636)	(8,010)

NOTE 27. STOCK COMPENSATION PLANS

Avista Corp.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, directors and officers of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 1998 Plan. The shares issued under the 1998 Plan are purchased by the trustee on the open market. Beginning in 2000, non-employee directors began receiving options under this plan.

In 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan), which was not required to be approved by shareholders. The provisions of the 2000 Plan are essentially the same as those under the 1998 Plan, except for the exclusion of directors and executive officers of the Company. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 2000 Plan.

The Company accounts for stock based compensation using APB No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of compensation expense on the excess, if any, of the market price of the stock at the date of grant over the exercise price of the option. As the exercise price for options granted under the 1998 Plan and the 2000 Plan was equal to the market price at the date of grant, there was no compensation expense recorded by the Company. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per common share had the Company adopted the fair value method of accounting for stock options. Under this statement, the fair value of stock-based awards is calculated with option pricing

AVISTA CORPORATION

models. These models require the use of subjective assumptions, including stock price volatility, dividend yield, risk-free interest rate and expected time to exercise. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model.

As of December 31, 2002, there were 2.3 million shares available for future stock grants under the 1998 Plan and the 2000 Plan.

The following summarizes stock options activity under the 1998 Plan and the 2000 Plan for the years ended December 31:

	2002	2001	2000

Number of shares under stock options:
Options outstanding at beginning of year	2,440,475	1,843,900	1,360,325
Options granted	569,800	781,900	623,200
Options exercised	—	(2,750)	(44,975)
Options canceled	(325,925)	(182,575)	(94,650)

Options outstanding at end of year	2,684,350	2,440,475	1,843,900

Options exercisable at end of year	1,192,775	883,075	581,025

Weighted average exercise price:
Options granted	$10.51	$12.43	$23.03
Options exercised	—	$17.96	$18.53
Options canceled	$19.88	$19.22	$18.15
Options outstanding at end of year	$15.69	$17.49	$19.81
Options exercisable at end of year	$18.28	$19.28	$18.72
Weighted average fair value of options granted during the year	$3.43	$5.54	$12.02
Principal assumptions used in applying the Black-Scholes model:
Risk-free interest rate	3.25%-4.96%	4.05%-5.13%	5.87%-6.87%
Expected life, in years	7	7	7
Expected volatility	47.13%	60.80%	58.47%
Expected dividend yield	4.61%	3.93%	2.34%

Information with respect to options outstanding and options exercisable as of December 31, 2002 was as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	of Shares	Price	Life (in years)	of Shares	Price

$10.17-$11.68	542,800	$10.25	9.8	—	$—
$11.69-$14.61	694,600	11.80	8.9	173,650	11.80
$14.62-$17.53	587,600	17.16	6.7	405,275	17.26
$17.54-$20.45	329,875	18.75	5.5	316,775	18.70
$20.46-$23.37	494,275	22.56	7.5	267,475	22.58
$26.29-$29.22	35,200	27.19	5.5	29,600	26.95

Total	2,684,350	$15.69	7.9	1,192,775	$18.28

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

AVISTA CORPORATION

Non-Employee Director Stock Plan

In 1996, the Company adopted and shareholders approved the Non-Employee Director Stock Plan (1996 Director Plan). Under the 1996 Director Plan, directors who are not employees of the Company receive two-thirds of their annual retainer in Avista Corp. common stock. The Company acquires the common stock in the open market. The Company has available a maximum of 150,000 shares of its common stock under the 1996 Director Plan and there were 85,937 shares available for future compensation to non-employee directors as of December 31, 2002.

NOTE 28. COMMITMENTS AND CONTINGENCIES

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

Federal Energy Regulatory Commission Inquiry

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

On August 13, 2002, the FERC issued an order to initiate an investigation into possible misconduct by Avista Corp. and Avista Energy and two affiliates of Enron: Enron Power Marketing, Inc. (EPMI) and Portland General Electric Corporation (PGE). The purpose of the investigation was to determine whether Avista Corp. and Avista Energy engaged in or facilitated certain Enron trading strategies, whether Avista Corp.’s or Avista Energy’s role in transactions with EPMI and PGE resulted in the circumvention of a code of conduct governing transactions with affiliates, and the imposition of any appropriate remedies such as refunds and revocation of market-based rates. The investigation also explored whether the companies provided all relevant information in response to the May 8, 2002 data request.

In December 2002, the FERC staff, Avista Corp. and Avista Energy filed a joint motion announcing that the parties have reached an agreement in principle. In the joint motion, the FERC Trial Staff states that its investigation found no evidence that: (1) any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; (3) Avista Utilities or Avista Energy withheld relevant information from the Commission’s inquiry into the western energy markets for 2000 and 2001.

In December 2002, the FERC’s administrative law judge approved the joint motion, suspending the procedural schedule in the FERC investigation regarding Avista Corp. and Avista Energy. In January 2003, the FERC staff, Avista Corp. and Avista Energy filed a completed agreement in resolution of the proceeding with the administrative law judge. The parties requested that the administrative law judge certify the agreement and forward it to the FERC for acceptance following a 30-day comment period.

AVISTA CORPORATION

On February 19, 2003 the City of Tacoma (Tacoma) and California Parties (the Office of the Attorney General, the CPUC, and the California Electricity Oversight Board, filing jointly) filed comments in opposition to the agreement in resolution between the FERC staff, Avista Corp. and Avista Energy. PGE filed comments supporting the agreement in resolution, but took exception to how certain transactions were reported. On March 3, 2003, Avista Corp. and Avista Energy filed joint reply comments in response to the concerns raised by Tacoma, the California Parties, and PGE. The FERC Trial Staff filed separate reply comments supporting the agreement in resolution and responding to Tacoma, the California Parties and PGE. The reply comments of Avista Corp., Avista Energy and the FERC Staff also reiterated the request that the administrative law judge certify the agreement in resolution and forward it to the FERC for approval.

U.S. Commodity Futures Trading Commission (CFTC) Subpoena

Beginning on June 17, 2002, the CFTC has issued several subpoenas directing Avista Corp. to produce certain materials, make employees available for questions and to respond to certain interrogatories. This relates to electricity and natural gas trades by Avista Corp. and any of its subsidiaries (including Avista Energy), involving “round trip trades,” “wash trades,” or “sell/buyback trades” and price reporting. The CFTC subpoena applies to both Avista Corp. and Avista Energy. The Company is cooperating with the CFTC and is providing the information requested by the CFTC.

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. On October 9, 2002, Gail West filed a similar class action lawsuit in the same court against the same parties. On November 7, 2002, Michael Atlas filed a similar class action lawsuit in the same court against the same parties. On November 21, 2002, Peter Arnone filed a similar class action lawsuit in the same court against the same parties. In their complaints, the plaintiffs assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In particular, the plaintiffs allege that the Company failed to disclose certain business practices that Avista Corp. was allegedly engaging in with EPMI and PGE. For further information see “Federal Energy Regulatory Commission Inquiry” above. The plaintiffs assert that such alleged misstatements and omissions have occurred in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action lawsuits assert claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. The Company intends to file a motion to dismiss these consolidated complaints and vigorously defend against these lawsuits.

California Energy Markets

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The cross-complaints are for indemnification for any liability which may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law. Avista Energy has filed motions to dismiss the cross-complaints. In the meantime, the U.S. District Court has remanded the case to California State Court, which remand is itself the subject of an appeal to the United States Court of Appeals for the Ninth Circuit.

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. The California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit.

AVISTA CORPORATION

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

Washington Consumer Class Action Lawsuit

On December 23, 2002, Nick A. Symonds filed a class action lawsuit in the United States District Court for the Western District of Washington against numerous purchasers and sellers of wholesale electricity and natural gas in the western United States, including Avista Utilities. The class action lawsuit asserts claims on behalf of all persons and businesses residing in Washington who were purchasers of electric and/or natural gas energy from any period beginning in January 2000 to the present. The complaint alleges that due to the deregulation of the California energy market, the defendants were able to unlawfully manipulate the wholesale energy market resulting in supply shortages and high energy prices across the western United States, including Washington. The complaint further alleges that high energy prices have resulted in profits for the defendants at the expense of rate-paying consumers in Washington. The complaint seeks treble damages, attorney fees and costs, and an order that defendants immediately remedy the alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The complaint further seeks an order enjoining the defendants from continuing any alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The Company intends to file a motion to dismiss this complaint and vigorously defend against this lawsuit.

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

As of December 31, 2002, Avista Energy had net accounts receivable of $13.9 million from EPMI and ENA. Avista Corp.’s and Avista Energy’s contracts with each Enron affiliate provide that, upon termination, the net settlement of accounts receivable and accounts payable with such entity will be netted against the net mark-to-market value of the terminated forward contracts with such entity. It is estimated that for Avista Energy, netting the mark-to-market liability against the defaulted net accounts receivable will result in no significant loss due to non-collection from the Enron affiliates. The Company further estimates that the net mark-to-market liability to Enron affiliates with respect to the terminated forward contracts not yet settled (Avista Energy with EPMI and ENA) taken together, exceeds total net accounts receivable from these entities by less than $15 million.

In October 2002, Avista Corp. settled its remaining contract with EPMI with the approval of the U.S. Bankruptcy Court. In addition, Avista Corp. reached settlement agreements on all terminated positions with ECC and ENA. Avista Energy reached a settlement agreement on its terminated ECC positions. In each instance, the settlement agreements reached satisfy all of the Avista entity’s obligations and exposure to such Enron entity. Confidentiality provisions contained in the settlement agreements protect disclosure of the specific details of each settlement. None of the settlements individually, nor all of the settlements collectively, have had or are expected to have a material adverse impact on Avista Corp.’s or Avista Energy’s financial condition, results of operations or cash flows. All

AVISTA CORPORATION

additional claims by the Enron entities for amounts that Avista Energy might owe with respect to the terminated forward contracts would be subject to any defenses and counterclaims which Avista Energy may have. Any residual obligation by Avista Energy for termination payments is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows. The Company continues to negotiate the settlement of other contracts with Enron affiliates.

The estimates of the mark-to-market values of terminated forward contracts are based on available broker quotes for the respective periods, and on assumptions as to future market prices and other information. While Avista Energy believes these assumptions are reasonable, they are subject to change and ultimately could be challenged by the Enron entities or their bankruptcy trustees, except as to those terminated forward contracts that have been fully settled by agreements among the parties as described above. The mark-to-market value of terminated contracts has not been firmly established and could result in undercollection that is not expected to be material to the financial condition, results of operations or cash flows of Avista Energy.

National Energy Production Corporation (NEPCO), a wholly owned subsidiary of Enron, was the contractor responsible for the engineering, procurement and construction of Coyote Springs 2. Avista Corp. owns 50 percent of Coyote Springs 2. NEPCO was not included in the initial bankruptcy filings made by Enron and its affiliates in December 2001. NEPCO subsequently filed for bankruptcy on May 20, 2002. However, Enron guaranteed NEPCO’s obligations, and the bankruptcy filing by Enron was an event of default under the Coyote Springs 2 construction contract. As a result of this default and other defaults under the contract, NEPCO was removed as contractor for the project on April 15, 2002.

Avista Corp. is party to a power exchange arrangement which expires in 2016. Under this power exchange arrangement, EPMI purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), a subsidiary of Avista Corp., formed in 1998 solely for the purpose of facilitating a long-term capacity contract between PGE and Avista Corp. The 1998 transaction resulted in the Company receiving $143.4 million in cash proceeds that was originally recorded as deferred revenue. Spokane Energy sells the related capacity to PGE. Subsequently, PGE became a subsidiary of Enron that has not been included in the bankruptcy filing to date. EPMI assisted in setting up the transaction structure and acts as an intermediary to abide by certain regulatory restrictions that currently prevent Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a loan (balance of $125.8 million as of December 31, 2002) that matures in January 2015 with no recourse to Avista Corp. related to the loan. EPMI is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase. EPMI defaulted on two payments to Avista Corp. prior to filing for bankruptcy. Such payments were accounted for and included in the settlement agreement reached between Avista Corp. and EPMI in October 2002.

Colorado River Commission of Nevada (CRCN) Complaint

On February 14, 2003, a complaint filed against Pioneer Companies, Inc. and numerous other defendants, including Avista Energy, was dismissed. The CRCN filed this complaint in the United States District Court for the District of Nevada in July 2002. CRCN is an agency of the State of Nevada, authorized to hold and administer rights to electric power generated on the Colorado River and from other sources. CRCN claimed it purchased power as a purported agent for Pioneer from numerous vendors, including Avista Energy. CRCN alleged that Pioneer had disavowed its contractual liability to pay for power due to be delivered for its benefit in the future, pursuant to transactions entered into for Pioneer’s benefit by CRCN. CRCN alleged that it had funds available of approximately $35 million, resulting from the sale of options and energy originally secured by CRCN for the benefit of Pioneer, but believed the potential collective claims of all electricity vendors may have exceeded $100 million. Accordingly, CRCN was attempting to interplead into court the $35 million and asked the court to assess the competing claims of vendors to such funds. CRCN further requested that Pioneer be ordered to pay vendors amounts owed for transactions between CRCN (as Pioneer’s agent) and vendors, and that such contracts are to be specifically enforced. Finally, CRCN was attempting to be indemnified against the future claims of vendors.

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the period from 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20 percent of the forward energy trades of Avista Energy

AVISTA CORPORATION

should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its forward contract trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal was filed with the DOR and a hearing was held on September 25, 2001. The DOR issued a Proposed Determination on December 4, 2002, which reiterated the original $14.5 million assessment. At the present time Avista Energy is still in active negotiations with the DOR with respect to a Final Determination in this matter and believes that a satisfactory settlement can be reached. However, if a satisfactory settlement can not be reached, Avista Energy will have to record a charge and attempt to resolve the issue in court.

Sale of Pentzer Corporation Subsidiary

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

Montana Hydroelectric Security Act Initiative

In the November 5, 2002 General Election, Montana voters rejected an initiative that would have created a public agency to study whether it would benefit the people of Montana to have the state own and operate certain hydroelectric generating facilities located within the state. The initiative would have authorized the new public agency to acquire, through a negotiated purchase or an acquisition at fair market value through a condemnation proceeding, any or all hydroelectric facilities larger than 5 MW within the state. The Company’s largest generation plant, the Noxon Rapids Hydroelectric Generating Station (Noxon Rapids) (527 MW), is located in Montana on the Clark Fork River.

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

An Agreed Order was signed by the DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. On September 11, 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was

AVISTA CORPORATION

submitted to the DOE in January 2003. If approved by the DOE, it is anticipated that the CAP will be implemented in mid-2003. Negotiations are continuing with the third PLP with respect to the logistics of the CAP.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice that it had been designated as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the Spokane River in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least two other PLPs in this matter. During the first half of 2002, Avista and one other PLP met with the DOE to begin discussions and provide comments to the DOE on a draft Consent Decree and Scope of Work for a focused remedial investigation and feasibility study of the site. One other PLP has not been participating in negotiations. The Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site were finalized during the fourth quarter of 2002. The other PLP that has been participating in the negotiations has filed for bankruptcy; however, the bankruptcy court has permitted the disbursement of funds related this environmental matter. It is currently expected that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River, contamination that resulted from decades of mining upstream at locations in Idaho and is not related to the activities of Avista Development.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d’Alene and the St. Joe River lying within the current boundaries of the Coeur d’Alene Reservation. This action was brought by the United States on behalf of the Tribe against the State of Idaho. While the Company is not a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d’Alene. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This will result in the Company being liable to the Coeur d’Alene Tribe of Idaho for payments for use of reservation lands under Section 10(e) of the Federal Power Act.

Spokane River Relicensing

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense on July 29, 2002. The formal consultation process involving planning and information gathering with stakeholder groups is underway. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005.

Clark Fork Settlement Agreement

The issue of high levels of dissolved gas which exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement and incorporated into the renewed FERC license. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented minimal biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy during 2002 with the other signatories to the agreement. In December 2002, the Company submitted its plan for review and approval by the other signatories as well as the FERC. The structural alternative proposed in the plan provides for the modification of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. The costs of modifications to the first tunnel

AVISTA CORPORATION

are currently estimated to be $37 million (including AFUDC and inflation) and would be incurred between 2004 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $23 million (including AFUDC and inflation). As part of the plan, the Company will also provide $0.5 million annually commencing as early as 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company will seek regulatory recovery of the costs for the modification of Cabinet Gorge and the mitigation payments.

The operating license for the Clark Fork Projects describes the approach to restore bull trout populations in the project areas. Using the concept of adaptive management, the Company is evaluating the feasibility of fish passage and, depending upon the results of these experimental studies, determining the applications of funds toward continuing fish passage efforts or other population enhancement measures.

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

The Company has potential liabilities under the Federal Endangered Species Act (ESA) for species of fish that have either already been added to the endangered species list, been listed as “threatened” or been petitioned for listing. Thus far, measures adopted and implemented have had minimal impact on the Company.

Under the federal licenses for its hydroelectric projects, the Company is obligated to protect its property rights, including water rights. The State of Montana is examining the status of all water right claims within state boundaries, which could potentially adversely affect the energy production of the Company’s Cabinet Gorge and Noxon Rapids hydroelectric facilities. The Company is participating in this extended process, which is unlikely to be concluded in the foreseeable future.

The Company must be in compliance with requirements under the Clean Air Act Amendments (CAAA) at the Colstrip thermal generating plant, in which the Company maintains an ownership interest. The anticipated share of costs at Colstrip is not expected to have a major economic impact on the Company.

As of December 31, 2002, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 48 percent of all Avista Utilities employees. The current agreement with the local union representing the majority of the bargaining unit employees expires on March 25, 2005. A local agreement in the South Lake Tahoe area, which represents 5 employees, also expires on March 25, 2005. Three other labor agreements in Oregon, which cover approximately 55 employees, expire on March 31, 2003. Negotiations are currently ongoing with respect to the agreements that expire on March 31, 2003.

NOTE 29. DISPOSITION OF POWER PLANT

In May 2000, the owners of Centralia sold the plant to TransAlta. Avista Utilities recorded an after-tax gain totaling $37.2 million from the sale of its 17.5 percent ownership interest in the plant. Of the total after-tax gain, $9.0 million was recorded in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2000 and $28.2 million was deferred and returned to Avista Utilities’ customers through rates over established periods of time. Washington customers received $20.7 million of the after-tax gain through pre-tax credits to their electric bills over the two-month period of December 2000 and January 2001. Idaho customers are receiving the remaining $7.5 million of the after-tax gain, which is a rate reduction of 1.8 percent, over an eight-year period.

AVISTA CORPORATION

NOTE 30. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. A summary of quarterly operations (in thousands, except per share amounts) for 2002 and 2001 follows:

	Three Months Ended

	March	June	September	December
	31	30	30	31

2002
Operating revenues	$306,979	$218,362	$189,830	$265,275
Operating expenses	260,471	180,627	169,453	225,208
Income from operations	46,508	37,735	20,377	40,067
Income (loss) from continuing operations	15,520	9,331	(1,082)	10,541
Income (loss) from discontinued operations	(272)	1,014	(533)	936
Net income before cumulative effect of accounting change	15,248	10,345	(1,615)	11,477
Cumulative effect of accounting change	(4,148)	—	—	—
Net income (loss)	11,100	10,345	(1,615)	11,477
Income (loss) available for common stock	$10,492	$9,737	$(2,223)	$10,899
Outstanding common stock:
Weighted average	47,671	47,774	47,866	47,978
End of period	47,737	47,830	47,930	48,044
Earnings (loss) per share, basic and diluted:
Earnings (loss) per share from continuing operations	$0.32	$0.18	$(0.04)	$0.21
Earnings (loss) per share from discontinued operations	(0.01)	0.02	(0.01)	0.02

Earnings (loss per share before cumulative effect of accounting change	0.31	0.20	(0.05)	0.23
Cumulative effect of accounting change	(0.09)	—	—	—

Total earnings (loss) per share, basic	$0.22	$0.20	$(0.05)	$0.23

Dividends paid per common share	$0.12	$0.12	$0.12	$0.12
Trading price range per common share:
High	$16.47	$16.60	$13.89	$12.10
Low	$13.00	$11.00	$10.16	$8.75
2001
Operating revenues	$473,855	$371,135	$232,113	$318,210
Operating expenses	408,408	314,585	198,494	304,534
Income from operations	65,447	56,550	33,619	13,676
Income (loss) from continuing operations	32,121	25,980	6,111	(4,607)
Loss from discontinued operations	(2,718)	(3,255)	(38,421)	(3,055)
Net income (loss)	29,403	22,725	(32,310)	(7,662)
Income (loss) available for common stock	$28,795	$22,117	$(32,918)	$(8,270)
Outstanding common stock:
Weighted average	47,237	47,372	47,486	47,569
End of period	47,266	47,465	47,537	47,633
Earnings (loss) per share, basic and diluted:
Earnings (loss) per share from continuing operations	$0.67	$0.54	$0.12	$(0.11)
Loss per share from discontinued operations	(0.06)	(0.07)	(0.81)	(0.06)

Total earnings (loss) per share, basic	$0.61	$0.47	$(0.69)	$(0.17)

Dividends paid per common share	$0.12	$0.12	$0.12	$0.12
Trading price range per common share:
High	$20.63	$23.97	$19.98	$14.60
Low	$15.60	$16.27	$13.40	$10.60

AVISTA CORPORATION

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2003.

Executive Officers of the Registrant

Name	Age	Business Experience During the Past 5 Years

Gary G. Ely	55	Director and Chairman of the Board since May 2001. President and Chief Executive Officer since October 2000; Executive Vice President February 1999 - October 2000; Senior Vice President and General Manager August 1996 - February 1999.

Malyn K. Malquist	50	Senior Vice President and Chief Financial Officer since November 2002; Senior Vice President September 2002 – November 2002; General Manager of Truckee Meadows Water Authority June 2001 – September 2002; President of Malyn Malquist Consulting January 2001 – June 2001; Chief Executive Officer of Data Engines, Inc. June 2000 – October 2000; Various positions at Sierra Pacific Resources April 1994 – April 2000, positions included Chairman of the Board, Chief Executive Officer, President, Senior Vice President, Chief Financial Officer and Principal Operations Officer.

Jon E. Eliassen	56	Senior Vice President; Senior Vice President and Chief Financial Officer November 1998 – November 2002; Senior Vice President, Chief Financial Officer and Treasurer December 1997 - November 1998; Senior Vice President and Chief Financial Officer August 1996 - December 1997.

David J. Meyer	49	Senior Vice President and General Counsel since September 1998; prior to employment with the Company: Attorney - Paine Hamblen Coffin Brooke & Miller 1974 - September 1998.

Scott L. Morris	45	Senior Vice President since February 2002; Vice President November 2000 – February 2002; President - Avista Utilities since August 2000; General Manager - Avista Utilities October 1991 - August 2000.

David A. Brukardt	48	Vice President and Treasurer since March 2003; Chief Communication Officer and Vice President of Corporate Relations and Strategic Planning September 2001 – March 2003; Chief Communication Officer and Vice President of Investor and Corporate Relations August 2000 – September 2001; Vice President of Investor Relations August 1999 - August 2000; prior to employment with the Registrant: Director - Investor and Corporate Relations - Harnischfeger Industries, Inc. and Vice President - Harnischfeger Foundation July 1995 - July 1999.

Christy M. Burmeister-Smith	46	Vice President and Controller since June 1999; Controller - Energy Delivery and various other positions with the Company since 1980.

Karen S. Feltes	47	Vice President of Human Resources and Corporate Secretary since March 2003; Vice President of Human Resources and Corporate Services February 2002 – March 2003; Various Human Resources positions with the Company April 1998 – February 2002. Adjunct Instructor-City University and Director of Human Resources-Spokane Club 1996-1998.

Lloyd Meyers	60	Vice President of Power Supply – Avista Utilities since September 2001; President – Avista Power since January 1999; President Avista Energy 1997 – January 1999.

AVISTA CORPORATION

Kelly O. Norwood	44	Vice President since November 2000; Vice President of Rates and Regulation – Avista Utilities since March 2002; Vice President and General Manager of Energy Resources - Avista Utilities August 2000 – March 2002; various other staff and management positions with the Company since 1981.

Ronald R. Peterson	50	Vice President of Energy Resources and Optimization since March 2003; Vice President and Treasurer since November 1998 – March 2003; Vice President Finance - Avista Utilities since September 2001; Vice President and Controller February 1998 - November 1998; Controller August 1996 - February 1998.

Terry L. Syms	54	Vice President and Assistant to the Chairman since March 2003; Vice President and Corporate Secretary February 1998 – March 2003; Corporate Secretary March 1988 - February 1998.

Roger D. Woodworth	46	Vice President since November 1998; Vice President of Utility Operations of Avista Utilities since September 2001; Vice President – Corporate Development November 1998 – September 2001; Director of Corporate Development and various other positions with the Company since 1979.

All of the Company’s executive officers, with the exception of Malyn K. Malquist, Kelly O. Norwood, Christy M. Burmeister-Smith and Karen S. Feltes, were officers or directors of one or more of the Company’s subsidiaries in 2002. Executive officers are elected annually by the Board of Directors.

Item 11. Executive Compensation

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2003.

(b)	Security ownership of management:

Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2003.

(c)	Changes in control:

None.

AVISTA CORPORATION

(d)	Securities authorized for issuance under equity compensation plans:

	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation plans
Plan category	warrants and rights	warrants and rights	(excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,815,600	$16.26	722,612 (3)
Equity compensation plans not approved by security holders (2)	868,750	$14.52	1,631,250

Total	2,684,350	$15.69	2,353,862

(1)	Includes the Long-Term Incentive Plan approved by shareholders in 1998 and the Non-Employee Director Stock Plan approved by shareholders in 1996.

(2)	Represents stock options outstanding and stock available for future issuance under the Non-Officer Employee Long-Term Incentive Plan, which was adopted by the Company in 2000. Under this plan, employees (excluding directors and executive officers) of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards, performance awards, other stock-based awards and dividend equivalent rights. Stock options granted under this plan are equal to the market price of the Company's common stock on the date of grant. Stock options granted under this plan have terms of up to 10 years and generally vest at a rate of 25 percent per year over a four-year period.

(3)	Includes 85,937 of shares available for future compensation to non-employee directors under the Non-Employee Director Stock Plan.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2003.

Item 14. Controls and Procedures

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

AVISTA CORPORATION

PART IV

Item 15. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)  1. Financial Statements (Included in Part II of this report):

Independent Auditors’ Report

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Capitalization, December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Schedule of Information by Business Segments for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)  2. Financial Statement Schedules:

None

(a)  3. Exhibits:

Reference is made to the Exhibit Index commencing on page 107. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)  Reports on Form 8-K:

Dated December 9, 2002 with respect to agreement in principle between Avista Corp., Avista Energy and the FERC staff.

AVISTA CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

March 14, 2003	By	/s/ Gary G. Ely

Date		Gary G. Ely Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary G. Ely Gary G. Ely Chairman of the Board, President and Chief Executive Officer	Principal Executive Officer	March 14, 2003

/s/ Malyn K. Malquist Malyn K. Malquist (Senior Vice President and Chief Financial Officer)	Principal Financial and Accounting Officer	March 14, 2003

/s/ Erik J. Anderson Erik J. Anderson	Director	March 14, 2003

/s/ Kristianne Blake Kristianne Blake	Director	March 14, 2003

/s/ David A. Clack David A. Clack	Director	March 14, 2003

/s/ Roy L. Eiguren Roy L. Eiguren	Director	March 14, 2003

/s/ Sarah M. R. Jewell Sarah M. R. Jewell	Director	March 14, 2003

/s/ John F. Kelly John F. Kelly	Director	March 14, 2003

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director	March 14, 2003

/s/ Lura J. Powell Lura J. Powell	Director	March 14, 2003

/s/ R. John Taylor R. John Taylor	Director	March 14, 2003

AVISTA CORPORATION

CERTIFICATIONS

I, Gary G. Ely, certify that:

1.	I have reviewed this annual report on Form 10-K of Avista Corporation:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Gary G. Ely

Gary G. Ely Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

AVISTA CORPORATION

I, Malyn K. Malquist, certify that:

1.	I have reviewed this annual report on Form 10-K of Avista Corporation:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Malyn K. Malquist

Malyn K. Malquist Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 2-81697, 2-94816, 33-54791, 333-03601, 333-22373, 333-58197, 33-32148, 333-33790, and 333-47290 on Form S-8, in Registration Statement Nos. 33-53655, 333-39551, 333-82165, 333-63243, 333-16353, 333-16353-01, 333-16353-02, 333-16353-03, 033-60-136, and 333-64652 on Form S-3, and in Registration Statement Nos. 333-62232, and 333-82502 on Form S-4 of our report dated February 7, 2003 (March 3, 2003, as to Note 28), which includes an explanatory paragraph for changes in accounting for goodwill and the presentation of energy trading activities, appearing in this Annual Report on Form 10-K of Avista Corporation for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
March 13, 2003

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed*

With
	Registration	As
Exhibit	Number	Exhibit

3(a)	1-3701 (with 2001 Form 10-K)		Restated Articles of Incorporation of Avista Corporation as amended November 1, 1999.

3(b)	**		Bylaws of Avista Corporation, as amended November 8, 2002.

4(a)-1	2-4077 B-3		Mortgage and Deed of Trust, dated as of June 1, 1939.

4(a)-2	2-9812 4(c)		First Supplemental Indenture, dated as of October 1, 1952.

4(a)-3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.

4(a)-4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1,1955.

4(a)-5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15,1967.

4(a)-6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.

4(a)-7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.

4(a)-8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.

4(a)-9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.

4(a)-10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.

4(a)-11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.

4(a)-12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.

4(a)-13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.

4(a)-14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.

4(a)-15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.

4(a)-16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.

4(a)-17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.

4(a)-18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.

4(a)-19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.

4(a)-20	1-3701 (with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.

4(a)-21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.

*	Incorporated herein by reference.

**	Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*

With
	Registration	As
Exhibit	Number	Exhibit

4(a)-22	1-3701 (with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.

4(a)-23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.

4(a)-24	1-3701 (with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.

4(a)-25	1-3701 (with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.

4(a)-26	1-3701 (with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.

4(a)-27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.

4(a)-28	1-3701 (with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.

4(a)-29	1-3701 (with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001

4(a)-30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001

4(a)-31	1-3701 (with June 30, 2002 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002

4(a)-32	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corp. Corporation and The Chase Manhattan Bank, as Trustee.

4(a)-33	1-3701 (with March 31, 2001 Form 10-Q)	4(f)	Indenture dated as of April 3, 2001, by and among the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee

4(b)-1	1-3701 (with 1999 Form 10-K)		Loan Agreement between City of Forsyth, Montana, and the Company, dated as of September 1, 1999 (Series 1999A).

4(b)-2	1-3701 (with 1999 Form 10-K)		Indenture of Trust, Pollution Control Revenue Refunding Bonds (Series 1999A) between City of Forsyth, Montana, and Chase Manhattan Bank and Trust Company, N.A., dated as of September 1, 1999.

4(b)-3	1-3701 (with 1999 Form 10-K)		Loan Agreement between City of Forsyth, Montana, and the Company, dated as of September 1, 1999 (Series 1999B).

*	Incorporated herein by reference.

**	Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*

With
	Registration	As
Exhibit	Number	Exhibit

4(b)-4	1-3701 (with 1999 Form 10-K)		Indenture of Trust, Pollution Control Revenue Refunding Bonds (Series 1999B) between City of Forsyth, Montana, and Chase Manhattan Bank and Trust Company, N.A., dated as of September 1, 1999.

4(c)	1-3701 (with 1988 Form 10-K)	4(h)-1	Indenture between the Company and Chemical Bank dated as of July 1, 1988 (Series A and B Medium-Term Notes).

4(d)	1-3701 (with June 30, 2002 Form 10-Q)	4(d)
Credit Agreement, dated as of May 21, 2002, among Avista Corporation, The Banks Party Hereto, Keybank and Washington Mutual Bank, as Co-Agents, U.S. Bank, National Association, as Managing Agent, Fleet National Bank and Wells Fargo Bank, as Documentation Agents, Union Bank of California, N.A., as Syndication Agent and The Bank of New York, as Administrative Agent and Issuing Bank.

4(e)	1-3701 (with June 30, 2002 Form 10-Q)	4(e)
Receivables Purchase Agreement, dated as of May 29, 2002, among Avista Receivables Corp., as Seller, Avista Corporation, as initial Servicer and Eaglefunding Capital Corporation, as Conduit Purchaser and Fleet National Bank, as Committed Purchaser and Fleet Securities, Inc. as Administrator.

4(f)	1-3701 (with Form 8-K dated November 15, 1999)	4	Rights Agreement, dated as of November 15, 1999, between the Company and the Bank of New York as successor Rights Agent.

4(g)	333-82502	4(c)	Exchange and Registration Rights Agreement, dated December 19, 2001 among the Company and Goldman, Sach & Co., BNY Capital Markets, Inc., Fleet Securities, Inc. and TD Securities (USA), Inc.

10(a)-l	2-13788	13(e)	Power Sales Contract (Rocky Reach Project) with Public Utility District No. 1 of Chelan County, Washington, dated as of November 14, 1957.

10(a)-2	2-60728	10(b)-1	Amendment to Power Sales Contract (Rocky Reach Project) with Public Utility District No. 1 of Chelan County, Washington, dated as of June 1, 1968.

10(b)-1	2-13421	13(d)	Power Sales Contract (Priest Rapids Project) with Public Utility District No. 2 of Grant County, Washington, dated as of May 22, 1956 (effective until November 1, 2005.

10(b)-2	2-60728	5(d)-1	Second Amendment to Power Sales Contract (Priest Rapids Project) with Public Utility District No. 2 of Grant County, Washington, dated as of December 19, 1977 (effective until November 1, 2005).

*	Incorporated herein by reference.

**	Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*

With
	Registration	As
Exhibit	Number	Exhibit

10(b)-3	**
Priest Rapids Project Product Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(b)-4	**
Priest Rapids Project Reasonable Portion Power Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(b)-5	**
Additional Product Sales Agreement (Priest Rapids Project) executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(c)-1	2-60728	5(e)	Power Sales Contract (Wanapum Project) with Public Utility District No. 2 of Grant County, Washington, dated as of June 22, 1959 (effective until November 1, 2009).

10(c)-2	2-60728	5(e)-1	First Amendment to Power Sales Contract (Wanapum Project) with Public Utility District No. 2 of Grant County, Washington, dated as of December 19, 1977 (effective until November 1, 2009).

10(d)-1	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.

10(d)-2	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.

10(d)-3	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.

10(d)-4	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.

10(e)	2-60728	5(i)	Canadian Entitlement Exchange Agreement executed by Bonneville Power Administration Columbia Storage Power Exchange and the Company, dated as of August 13, 1964.

*	Incorporated herein by reference.

**	Filed herewith.

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

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*

With
	Registration	As
Exhibit	Number	Exhibit

10(q)-1	1-3701 (with 1992 Form 10-K)	10(t)-8	Executive Deferral Plan of the Company. (***)

10(q)-2	1-3701 (with 1992 Form 10-K)	10(t)-10	The Company’s Unfunded Supplemental Executive Retirement Plan. (***)

10(q)-3	1-3701 (with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (***)

10(q)-4	1-3701 (with 1992 Form 10-K)	10(t)-12	Income Continuation Plan of the Company. (***)

10(q)-5	333-03601	10	Non-Employee Director Stock Plan. (***)

10(q)-6	1-3701 (with 1998 Form 10-K)	10(q)-5	Long-Term Incentive Plan. (***)

10(q)-7	1-3701 (with 1999 Form 10-K)	10(q)-7	Employment Agreement between the Company and David J. Meyer. (***)

10(q)-8	**		Employment Agreement between the Company and Malyn K. Malquist. (***)

10(q)-9	333-47290	99.1	Non-Officer Employee Long-Term Incentive Plan

10(q)-10	**		Form of Change of Control Agreement between the Company and its Executive Officers. (***) (1)

10(q)-11	**		Form of Change of Control Agreement between the Company and its Executive Officers. (***) (2)

10(q)-12	**		Form of Change of Control Agreement between the Company and its Executive Officers. (***) (3)

12	**		Statement re computation of ratio of earnings to fixed charges and preferred dividend requirements.

21	**		Subsidiaries of Registrant.

99(a)	**		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Incorporated herein by reference.

**	Filed herewith.

***	Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.

(1)	Applies for Karen S. Feltes and Kelly O. Norwood.

(2)	Applies for Malyn K. Malquist and, Scott L. Morris.

(3)	Applies for Gary G. Ely, David J. Meyer, David A. Brukardt, Christy M. Burmeister-Smith, Ronald R. Peterson, Terry L. Syms and Roger D. Woodworth. New agreements will be entered into during 2004 for these officers consistent with the Change of Control Agreements listed in exhibits 10(q)-10 and 10(q)-11.