Form 10-Q
period 2003-03-31
AVISTA CORP
filed 2003-05-13
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes       ☒       No       ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes       ☒       No       ☐

As of April 30, 2003, 48,207,191 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands, except per share amounts

	2003	2002

OPERATING REVENUES	$311,871	$326,822

OPERATING EXPENSES:
Resource costs	158,745	185,789
Operations and maintenance	32,541	31,104
Administrative and general	30,061	25,218
Depreciation and amortization	19,297	17,984
Taxes other than income taxes	18,214	20,220

Total operating expenses	258,858	280,315

INCOME FROM OPERATIONS	53,013	46,507

OTHER INCOME (EXPENSE):
Interest expense	(23,524)	(28,912)
Capitalized interest	172	2,295

Net interest expense	(23,352)	(26,617)
Other income - net	203	7,210

Total other income (expense)-net	(23,149)	(19,407)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29,864	27,100
INCOME TAXES	12,541	11,580

INCOME FROM CONTINUING OPERATIONS	17,323	15,520

DISCONTINUED OPERATIONS (Note 3):
Loss before income taxes	—	(418)
Income tax benefit	—	146

LOSS FROM DISCONTINUED OPERATIONS	—	(272)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	17,323	15,248
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax)	(1,190)	(4,148)

NET INCOME	16,133	11,100
DEDUCT-Preferred stock dividend requirements	578	608

INCOME AVAILABLE FOR COMMON STOCK	$15,555	$10,492

Weighted-average common shares outstanding (thousands), Basic	48,100	47,671
Weighted-average common shares outstanding (thousands), Diluted	48,119	47,759
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 11):
Earnings per common share from continuing operations	$0.35	$0.32
Loss per common share from discontinued operations	—	(0.01)

Earnings per common share before cumulative effect of accounting change	0.35	0.31
Loss per common share from cumulative effect of accounting change	(0.03)	(0.09)

Total earnings per common share, basic and diluted	$0.32	$0.22

Dividends paid per common share	$0.12	$0.12

NET INCOME	$16,133	$11,100

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	291	(366)
Unrealized loss on interest rate swap agreements - net of tax	(17)	—
Unfunded accumulated benefit obligation - net of tax	12	—
Unrealized investment losses - net of tax	—	(23)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	286	(389)

COMPREHENSIVE INCOME	$16,419	$10,711

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	March 31,	December 31,
	2003	2002

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$222,071	$186,369
Accounts and notes receivable-less allowances of $47,286 and $46,909, respectively	351,285	321,091
Energy commodity assets	366,531	365,477
Materials and supplies, fuel stock and natural gas stored	14,182	22,047
Prepayments and other current assets	45,289	73,738

Total current assets	999,358	968,722

NET UTILITY PROPERTY:
Utility plant in service	2,380,192	2,370,811
Construction work in progress	131,284	17,581

Total	2,511,476	2,388,392
Less: Accumulated depreciation and amortization	840,553	824,688

Total net utility property	1,670,923	1,563,704

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	40,221	40,833
Non-utility properties and investments-net	95,272	204,522
Non-current energy commodity assets	305,488	348,309
Other property and investments-net	12,476	12,702

Total other property and investments	453,457	606,366

DEFERRED CHARGES:
Regulatory assets for deferred income tax	136,404	139,138
Other regulatory assets	33,202	29,735
Utility energy commodity derivative assets	38,237	60,322
Power and natural gas deferrals	160,987	166,782
Unamortized debt expense	49,520	51,128
Other deferred charges	30,933	28,236

Total deferred charges	449,283	475,341

TOTAL ASSETS	$3,573,021	$3,614,133

LIABILITIES AND CAPITALIZATION:
CURRENT LIABILITIES:
Accounts payable	$403,498	$340,651
Energy commodity liabilities	298,731	304,781
Current portion of long-term debt	71,867	71,901
Short-term borrowings	—	30,000
Interest accrued	23,868	20,307
Other current liabilities	175,951	173,190

Total current liabilities	973,915	940,830

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	267,954	314,204
Utility energy commodity derivative liabilities	44,238	50,058
Deferred income taxes	449,370	454,147
Other non-current liabilities and deferred credits	93,440	106,218

Total non-current liabilities and deferred credits	855,002	924,627

CAPITALIZATION (See Consolidated Statements of Capitalization)	1,744,104	1,748,676

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
TOTAL LIABILITIES AND CAPITALIZATION	$3,573,021	$3,614,133

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Avista Corporation

Dollars in thousands, except per share amounts

	March 31,	December 31,
	2003	2002

LONG-TERM DEBT:
First Mortgage Bonds:
Secured Medium-Term Notes:
Series A - 6.25% to 7.90% due 2003 through 2023	$89,500	$89,500
Series B - 6.50% to 7.89% due 2005 through 2010	59,000	59,000

Total secured medium-term notes	148,500	148,500
First Mortgage Bonds - 7.75% due 2007	150,000	150,000

Total first mortgage bonds	298,500	298,500

Unsecured Pollution Control Bonds:
Colstrip 1999A, due 2032	66,700	66,700
Colstrip 1999B, due 2034	17,000	17,000
6% Series due 2023	4,100	4,100

Total unsecured pollution control bonds	87,800	87,800

Unsecured Notes:
Unsecured Medium-Term Notes:
Series A - 7.94% to 8.99% due 2003 through 2007	3,000	3,000
Series B - 6.75% to 8.23% due 2003 through 2023	69,000	74,000
Series C - 5.99% to 8.02% due 2007 through 2028	99,000	99,000

Total unsecured medium-term notes	171,000	176,000
Unsecured 9.75% Senior Notes due 2008	331,739	341,529

Total unsecured notes	502,739	517,529

Other long-term debt	678	967

Unamortized debt discount	(2,069)	(2,161)

Total long-term debt	887,648	902,635

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES:
7.875%, Series A, due 2037	60,000	60,000
Floating Rate, Series B, due 2037	40,000	40,000

Total company-obligated mandatorily redeemable preferred trust securities	100,000	100,000

PREFERRED STOCK-CUMULATIVE:
10,000,000 shares authorized:
Subject to mandatory redemption:

$6.95 Series K; 315,000 and 332,500 shares outstanding ($100 stated value)	31,500	33,250

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,181,952 and 48,044,208 shares outstanding	624,583	623,092
Note receivable from employee stock ownership plan	(3,751)	(4,146)
Capital stock expense and other paid in capital	(11,753)	(11,928)
Accumulated other comprehensive loss	(20,078)	(20,364)
Retained earnings	135,955	126,137

Total common equity	724,956	712,791

TOTAL CAPITALIZATION	$1,744,104	$1,748,676

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2003	2002

CONTINUING OPERATING ACTIVITIES:
Net income	$16,133	$11,100
Loss from discontinued operations	—	272
Cumulative effect of accounting change	1,190	4,148
Non-cash items included in net income:
Depreciation and amortization	19,297	17,984
Provision for deferred income taxes	4,151	(18,807)
Power and natural gas cost amortizations, net of deferrals	8,271	50,288
Amortization of debt expense	2,002	2,432
Energy commodity assets and liabilities	(12,363)	23,326
Other	(124)	(23,088)
Changes in working capital components:
Sale of customer accounts receivable-net	13,000	15,000
Accounts and notes receivable	(43,571)	92,832
Materials and supplies, fuel stock and natural gas stored	7,865	6,193
Other current assets	28,449	28,486
Accounts payable	62,847	(62,146)
Other current liabilities	2,761	32,904

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	109,908	180,924

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(18,585)	(18,474)
Other capital expenditures	(2,545)	(2,408)
Changes in other property and investments	71	54
Repayments received on notes receivable	97	4,876
Assets acquired and investments in subsidiaries	(183)	(835)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(21,145)	(16,787)

CONTINUING FINANCING ACTIVITIES:
Decrease in short-term borrowings	(30,000)	(27,737)
Redemption and maturity of long-term debt	(15,797)	(45,346)
Redemption of preferred stock	(1,575)	—
Issuance of common stock	1,745	2,043
Cash dividends paid	(6,349)	(6,429)
Premiums paid for the redemption of long-term debt	(88)	(2,374)
Long-term debt and short-term borrowing issuance costs	(50)	(4,221)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(52,114)	(84,064)

NET CASH PROVIDED BY CONTINUING OPERATIONS	36,649	80,073
NET CASH USED IN DISCONTINUED OPERATIONS	(947)	(756)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,702	79,317
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	186,369	171,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222,071	$250,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$18,185	$15,282
Income taxes	3,502	—

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2003	2002

OPERATING REVENUES:
Avista Utilities	$259,740	$285,658
Energy Marketing and Resource Management	95,706	60,147
Information and Technology	4,913	3,949
Other	4,100	2,927
Intersegment eliminations	(52,588)	(25,859)

Total operating revenues	$311,871	$326,822

RESOURCE COSTS:
Avista Utilities	$144,528	$165,945
Energy Marketing and Resource Management	66,805	45,703
Intersegment eliminations	(52,588)	(25,859)

Total resource costs	$158,745	$185,789

GROSS MARGINS:
Avista Utilities	$115,212	$119,713
Energy Marketing and Resource Management	28,901	14,444

Total gross margins	$144,113	$134,157

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$26,288	$24,591
Energy Marketing and Resource Management	—	—
Information and Technology	2,463	3,090
Other	3,790	3,423

Total operations and maintenance expenses	$32,541	$31,104

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$16,996	$14,442
Energy Marketing and Resource Management	8,594	4,296
Information and Technology	3,826	4,688
Other	645	1,792

Total administrative and general expenses	$30,061	$25,218

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$17,403	$16,227
Energy Marketing and Resource Management	305	386
Information and Technology	1,041	987
Other	548	384

Total depreciation and amortization expenses	$19,297	$17,984

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$36,873	$45,196
Energy Marketing and Resource Management	19,804	9,123
Information and Technology	(2,772)	(5,119)
Other	(892)	(2,693)

Total income from operations	$53,013	$46,507

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$8,326	$13,242
Energy Marketing and Resource Management	13,065	8,180
Information and Technology	(1,759)	(2,748)
Other	(2,309)	(3,154)

Total income from continuing operations	$17,323	$15,520

ASSETS (2002 amounts as of December 31):
Avista Utilities	$2,242,865	$2,184,008
Energy Marketing and Resource Management	1,257,106	1,349,626
Information and Technology	31,654	37,528
Other	41,396	42,971

Total assets	$3,573,021	$3,614,133

CAPITAL EXPENDITURES:
Avista Utilities	$18,585	$18,474
Energy Marketing and Resource Management	1,988	2,115
Information and Technology	147	286
Other	410	7

Total capital expenditures	$21,130	$20,882

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2003 and 2002 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2002 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The utility portion of the Company, doing business as Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in eastern Washington, northern Idaho, northeast and southwest Oregon and in the South Lake Tahoe region of California. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the other non-utility lines of business.

The Company’s operations are exposed to risks including, but not limited to, the effects of: legislation and governmental regulations; the price and supply of purchased power, fuel and natural gas; recoverability of power and natural gas costs; streamflow and weather conditions; availability of generation facilities; competition; technology; and availability of funding. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

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

Business Segments

Financial information for each of the Company’s lines of business is reported in the Schedule of Information by Business Segments. Such information is an integral part of these consolidated financial statements. The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management line of business operations primarily include non-regulated electricity and natural gas marketing and trading activities including derivative commodity instruments such as futures, options, swaps and other contractual arrangements. The Information and Technology line of business operations include utility internet billing services and fuel cell technology. The Other line of business includes other investments and operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis.

AVISTA CORPORATION

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

Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts that are not accounted for as derivatives under SFAS No. 133 are reported on a gross basis in operating revenues.

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2003	2002

Interest income	$860	$2,214
Interest on power and natural gas deferrals	1,935	3,036
Net gain (loss) on the disposition of assets	(18)	2,366
Minority interest	—	151
Net loss on subsidiary investments	(1,555)	(71)
Other expense	(1,703)	(2,137)
Other income	684	1,651

Total	$203	$7,210

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

If compensation expense for the Company’s stock option plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three months ended March 31:

	2003	2002

Net income (dollars in thousands):
As reported	$16,133	$11,100
Pro forma	$15,414	$10,311
Earnings per common share, basic and diluted
As reported	$0.32	$0.22
Pro forma	$0.31	$0.20

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for impairment during the three months ended March 31, 2003. The level of goodwill as of March 31, 2003 and December 31, 2002 was supported by the value attributed to the operations acquired.

AVISTA CORPORATION

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals” and “Natural Gas Cost Deferrals” below for further information), investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset offsetting energy commodity derivative liabilities (see Note 5 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31,	December 31,
	2003	2002

Regulatory asset offsetting energy commodity derivative liabilities	$6,001	$—
Regulatory asset for postretirement benefit obligation	4,609	4,728
Demand side management and conservation programs	22,038	23,733
Other	554	1,274

Total	$33,202	$29,735

Deferred credits include, among other items, regulatory liabilities created when the Centralia Power Plant (Centralia) was sold and the gain on the general office building sale/leaseback which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as other non-current liabilities and deferred credits.

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utilities Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated natural gas procurement operations under Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities continues to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities as part of a larger portfolio. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004.

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

AVISTA CORPORATION

Power Cost Deferrals

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.9 percent as of March 31, 2003. Total deferred power costs for Washington customers were $118.7 million and $123.7 million as of March 31, 2003 and December 31, 2002, respectively.

In June 2002, the WUTC issued an order that became effective July 1, 2002. The order provided for the restructuring of rate increases previously approved by the WUTC totaling 31.2 percent. The general increase to base retail rates was 19.3 percent and the remaining 11.9 percent represents the continued recovery of deferred power costs. In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9 million will be deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual and allowed net power supply costs. The PCA mechanism allows for the deferral of 90 percent of the difference between actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2 percent as of March 31, 2003. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. The IPUC directed Avista Utilities to file a status report 60 days before the PCA surcharge expires. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $31.3 million and $31.5 million as of March 31, 2003 and December 31, 2002, respectively.

Natural Gas Cost Deferrals

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with appropriate regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs allowed in rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $11.0 million and $11.5 million as of March 31, 2003 and December 31, 2002, respectively.

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

AVISTA CORPORATION

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement also requires the initial measurement of the liability at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any impact on the Company’s financial condition or results of operations.

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

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF Issue No. 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. Any gain or loss on contracts that are not considered derivatives will not be recognized until the contract is settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees issued or modified subsequent to December 31, 2002 and did not have a material impact on the Company’s financial condition or results of operations. The disclosure requirements of this interpretation are effective for financial statements issued for periods that end after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred

AVISTA CORPORATION

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

The application of this FASB interpretation will require the Company to consolidate WP Funding LP effective July 1, 2003. WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of March 31, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. Based on current information, the difference between the book value of the debt and equity of WP Funding LP and the book value of the Rathdrum CT is approximately $15.5 million ($10.1 million, net of taxes). The Company intends to request regulatory accounting orders to record this amount as a regulatory asset upon the consolidation of WP Funding LP.

NOTE 3. DISCONTINUED OPERATIONS

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of the operating assets of Avista Communications was complete by the end of 2002. Certain liabilities of the operations remain to be settled.

NOTE 4. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of March 31, 2003 and December 31, 2002, $78.0 million and $65.0 million, respectively, in accounts receivables were sold.

NOTE 5. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

Avista Utilities enters into forward contracts to purchase or sell energy. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into to manage Avista Utilities’ loads and resources as discussed in Note 6. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders requiring Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income and

AVISTA CORPORATION

Comprehensive Income. Such realized gains or losses are recognized in the period of settlement subject to current or future recovery in retail rates. Realized gains and losses are reflected as adjustments through purchased gas cost adjustments, the ERM and the PCA mechanism.

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

As of March 31, 2003, the utility derivative commodity asset balance was $38.2 million, the derivative commodity liability balance was $44.2 million and the offsetting net regulatory asset was $6.0 million. As of December 31, 2002, the utility derivative commodity asset balance was $60.3 million, the derivative commodity liability balance was $50.1 million and the offsetting net regulatory liability was $10.2 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The derivative commodity asset balance is included in Deferred Charges – Utility energy commodity derivative assets and the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits – Utility energy commodity derivative liabilities on the Consolidated Balance Sheet. The offsetting net regulatory asset is included in Deferred Charges – Other regulatory assets and the offsetting net regulatory liability is included in Non-Current Liabilities and Deferred Credits – Other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

Interpretations that may be issued by the Derivatives Implementation Group, a task force created to assist the FASB in answering questions that companies have in implementing SFAS No. 133, may change the conclusions that the Company has reached regarding accounting for energy contracts. As a result, the accounting treatment and financial statement impact could change in future periods.

NOTE 6. ENERGY COMMODITY TRADING

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

Avista Utilities

Avista Utilities sells and purchases electric capacity and energy at wholesale to and from utilities and other entities under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities purchases and sells energy on an annual, quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions as a means of managing risks.

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

AVISTA CORPORATION

In addition, Avista Utilities utilizes derivative commodity instruments for hedging price risk associated with natural gas. The Risk Management Committee has limited the types of commodity instruments Avista Utilities may use to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of energy resources owned or controlled by Avista Utilities. The market values of natural gas derivative commodity instruments held by Avista Utilities as of March 31, 2003 and December 31, 2002, were a $16.7 million net liability and a $24.6 million net liability, respectively.

Avista Energy

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy was required to account for energy trading contracts that meet the definition of a derivative in compliance with SFAS No. 133 effective January 1, 2003 for all contracts entered into prior to October 25, 2002, and effective immediately for all contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are accounted for on an accrual basis. See Note 2 for further details.

Avista Energy purchases natural gas and electricity from producers and other trading companies, and its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and other trading companies. Avista Energy’s marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy trades natural gas and electricity derivative commodity instruments on national exchanges and through other unregulated exchanges and brokers from whom these commodity derivatives are available, and therefore can experience net open positions in terms of price, volume, and specified delivery point. The open positions expose Avista Energy to the risk that fluctuating market prices may adversely impact its financial condition or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and requires daily reporting to management of potential financial exposure.

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

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For electric derivative commodity instruments, these market prices are generally available through two years. For natural gas derivative commodity instruments, these market prices are generally available through three years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts that are not accounted for as derivatives under SFAS No. 133 are reported on a gross basis in operating revenues. Costs from contracts that are not accounted for as derivatives under SFAS No. 133 are reported on a gross basis in resource costs. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed

AVISTA CORPORATION

amount or (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount or (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of March 31, 2003 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Electric	92,371	89,253	14	374	158	2
Natural gas	74,211	74,848	7	518,761	502,255	3

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

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2003, and the average estimated fair value of those instruments held during the three months ended March 31, 2003, are set forth below (dollars in thousands):

		Estimated Fair Value			Average Estimated Fair Value for the
	as of March 31, 2003				three months ended March 31, 2003

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Electric	$262,788	$295,628	$230,192	$261,665	$264,423	$295,355	$182,700	$245,946
Natural gas	103,743	9,860	68,539	6,289	147,320	28,362	113,005	25,944

Total	$366,531	$305,488	$298,731	$267,954	$411,743	$323,717	$295,705	$271,890

The weighted average term of Avista Energy’s electric derivative commodity instruments as of March 31, 2003 was approximately 6 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of March 31, 2003 was approximately 4 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the three months ended March 31, 2003 was an unrealized gain of $12.4 million and is included in the Consolidated Statements of Income and Comprehensive Income in operating revenues. The change in the fair value position for the three months ended March 31, 2002 was an unrealized loss of $23.3 million.

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

AVISTA CORPORATION

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

Avista Energy has concentrations of suppliers and customers in the electric and natural gas industries including electric utilities, natural gas distribution companies, and other energy marketing and trading companies. In addition, Avista Energy has concentrations of credit risk related to geographic location as Avista Energy operates primarily in the western United States and western Canada. These concentrations of counterparties and concentrations of geographic location may impact Avista Energy’s overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

Other Operating Risks

In addition to commodity price risk, Avista Utilities’ commodity positions are subject to operational and event risks including, among others, increases in load demand, transmission or transport disruptions, fuel quality specifications, forced outages at generating plants and disruptions to information systems and other administrative tools required for normal operations. Avista Utilities also has exposure to weather conditions and natural disasters that can cause physical damage to property, requiring immediate repairs to restore utility service. The emergence of terrorism threats, both domestic and foreign, is a risk to the entire utility industry, including Avista Utilities. Potential disruptions to operations or destruction of facilities from terrorism are not readily determinable. The Company has taken various steps to mitigate terrorism risks and to prepare contingency plans in the event that its facilities are targeted.

NOTE 7. LONG-TERM DEBT

During the three months ended March 31, 2003, the Company repurchased $10.5 million of 9.75 percent Unsecured Senior Notes scheduled to mature in 2008 and $5.0 million of 8.23 percent Unsecured Medium-Term Notes scheduled to mature in 2022. In April 2003, the Company repurchased $10.0 million of 6.88 percent Unsecured Medium-Term Notes scheduled to mature in 2028. In accordance with regulatory accounting practices, the total net discount on the repurchase of debt of $0.7 million will be amortized over the average remaining maturity of outstanding debt.

NOTE 8. SHORT-TERM BORROWINGS

As of March 31, 2003, the Company maintained a committed line of credit with various banks in the total amount of $225.0 million that expires on May 20, 2003. As of March 31, 2003, the Company did not have any borrowings outstanding under this committed line of credit. As of December 31, 2002, the Company had borrowed $30.0 million under this committed line of credit. The Company can issue up to $50.0 million in letters of credit under this committed line of credit. As of March 31, 2003 and December 31, 2002, there were $13.7 million and $14.3 million in letters of credit outstanding, respectively.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of March 31, 2003, the Company was in compliance with this covenant with a ratio of 52.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending March 31, 2003 to be greater than 1.6 to 1. As of March 31, 2003, the Company was in compliance with this covenant with a ratio of 2.02 to 1.

AVISTA CORPORATION

On May 13, 2003, the Company entered into a new committed line of credit with various banks in the total amount of $245.0 million. This committed line of credit, which expires on May 11, 2004, replaced the $225.0 million committed line of credit that would have expired on May 20, 2003. The Company can issue up to $75.0 million in letters of credit under the new committed line of credit.

As of March 31, 2003, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, had a credit agreement with a group of banks in the aggregate amount of $110.0 million, expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of March 31, 2003 and December 31, 2002. Letters of credit in the aggregate amount of $26.8 million and $17.4 million were outstanding as of March 31, 2003 and December 31, 2002, respectively.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2003. Covenants in Avista Energy’s credit agreement also restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the three months ended March 31, 2003, Avista Energy paid $2.1 million in dividends to Avista Capital.

Avista Energy is currently negotiating a renewal of its credit facility and anticipates it will be in place by the June 30, 2003 expiration date of the current credit agreement.

NOTE 9. INTEREST RATE SWAP AGREEMENTS

On May 7, 2003, Avista Corp. terminated an interest rate swap agreement that was entered into on July 17, 2002. With the termination of the interest rate swap agreement, Avista Corp. received $1.5 million, which was recorded as a deferred credit (as part of long-term debt) on the balance sheet and will be amortized over the remaining term of the original agreement (through June 1, 2008). This interest rate swap agreement effectively changed the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. This interest rate swap agreement was designated as a fair value hedge, which hedged the variability of the fair value of the long-term debt attributable to interest rate risk. This interest rate swap agreement met the conditions of a highly effective fair value hedge in accordance with SFAS No. 133. As such, this hedge was accounted for by recording the fair value of the interest rate swap on the balance sheet as either an asset or liability with a corresponding offset recorded to mark the Unsecured Senior Notes to fair value. The fair value of the interest rate swap was an asset of $2.1 million and $1.4 million as of March 31, 2003 and December 31, 2002, respectively, which is included in other deferred charges on the Consolidated Balance Sheet.

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project). As of March 31, 2003, RP LLC had $118.4 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. Avista Power’s 49 percent ownership interest in RP LLC is accounted for under the equity method of accounting. As of March 31, 2003, there was an unrealized loss of $1.3 million recorded as accumulated other comprehensive loss on the Consolidated Statement of Capitalization.

NOTE 10. PREFERRED STOCK-CUMULATIVE

In March 2003, the Company redeemed 17,500 shares of preferred stock for $1.6 million, satisfying its redemption requirement for 2003.

AVISTA CORPORATION

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2003	2002

Numerator:
Income from continuing operations	$17,323	$15,520
Loss from discontinued operations	—	(272)

Net income before cumulative effect of accounting change	17,323	15,248
Cumulative effect of accounting change	(1,190)	(4,148)

Net income	16,133	11,100
Deduct: Preferred stock dividend requirements	578	608

Income available for common stock	$15,555	$10,492

Denominator:
Weighted-average number of common shares outstanding-basic	48,100	47,671
Effect of dilutive securities:
Restricted stock	—	2
Stock options	19	86

Weighted-average number of common shares outstanding-diluted	48,119	47,759

Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.35	$0.32
Loss per common share from discontinued operations	—	(0.01)

Earnings per common share before cumulative effect of accounting change	0.35	0.31
Loss per common share from cumulative effect of accounting change	(0.03)	(0.09)

Total earnings per common share, basic and diluted	$0.32	$0.22

NOTE 12. INFORMATION AND TECHNOLOGY SEGMENT INFORMATION

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs. Additional financial information for each of these separate companies is provided as follows for the three months ended March 31 (dollars in thousands):

	2003	2002

Avista Advantage
Operating revenues	$4,763	$3,799
Loss from operations (pre-tax)	(794)	(2,414)
Net loss	(639)	(1,292)
Avista Labs
Operating revenues	150	150
Loss from operations (pre-tax)	(1,978)	(2,705)
Net loss	(1,120)	(1,456)

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Federal Energy Regulatory Commission Inquiry

In February 2002, the Federal Energy Regulatory Commission (FERC) issued an order commencing a fact-finding investigation of potential manipulation of electric and natural gas prices in the California energy markets by multiple

AVISTA CORPORATION

companies. On May 8, 2002, the FERC requested data and information with respect to certain trading strategies that companies may have engaged in. Specifically, the requests inquired as to whether or not the Company engaged in certain trading strategies that were the same or similar to those used by Enron Corporation (Enron) and its affiliates. These requests were made to all sellers of wholesale electricity and/or ancillary services in the Western Interconnection during 2000 and 2001, including Avista Corp. and Avista Energy. On May 22, 2002, Avista Corp. and Avista Energy filed their responses to this request indicating that both companies had engaged in sound business practices in accordance with established market rules, and that no information was evident from business records or employee interviews that would indicate that Avista Corp. or Avista Energy, or its employees, were knowingly engaged in these trading strategies, or any variant of the strategies.

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

In December 2002, as a result of the investigation, the FERC trial staff, Avista Corp. and Avista Energy filed a joint motion announcing that the parties have reached an agreement in principle. In the joint motion, the FERC trial staff states that its investigation found no evidence that: (1) any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) Avista Utilities or Avista Energy withheld relevant information from the Commission’s inquiry into the western energy markets for 2000 and 2001.

In December 2002, the FERC’s administrative law judge approved the joint motion, suspending the procedural schedule in the FERC investigation regarding Avista Corp. and Avista Energy. In January 2003, the FERC trial staff, Avista Corp. and Avista Energy filed a completed agreement in resolution of the proceeding with the administrative law judge. The parties requested that the administrative law judge certify the agreement and forward it to the FERC for acceptance following a 30-day comment period.

On February 19, 2003 the City of Tacoma (Tacoma) and California Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed comments in opposition to the agreement in resolution between the FERC trial staff, Avista Corp. and Avista Energy. PGE filed comments supporting the agreement in resolution, but took exception to how certain transactions were reported. On March 3, 2003, Avista Corp. and Avista Energy filed joint reply comments in response to the concerns raised by Tacoma, the California Parties, and PGE. The FERC trial staff filed separate reply comments supporting the agreement in resolution and responding to Tacoma, the California Parties and PGE. The reply comments of Avista Corp., Avista Energy and the FERC trial staff also reiterated the request that the administrative law judge certify the agreement in resolution and forward it to the FERC for approval.

On March 26, 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 26, 2003 report, Avista Corp. and Avista Energy are among the few that have already been the subjects of a FERC investigation.

At an April 9, 2003 prehearing conference relating to the ongoing investigation of Avista Corp. and Avista Energy, Avista Corp. proposed that the decision to recommend certification of the agreement between Avista Corp., Avista Energy and the FERC trial staff should be delayed to further address certain issues and to allow for potential uncertainty to be removed with respect to the final resolution of the case. The FERC’s administrative law judge

AVISTA CORPORATION

agreed and ordered a further prehearing conference to clarify certain issues raised in the March 26, 2003 FERC policy staff report on western energy markets. The FERC’s trial staff has until May 15, 2003 to submit supplementary information explaining its conclusions and addressing three narrowly focused issues related to the March 26, 2003 FERC policy staff report on western energy markets. A further prehearing conference is currently scheduled for May 20, 2003 to discuss certification of the agreement in resolution of the case. The FERC administrative law judge’s April 9, 2003 order states that, “the Chief Judge believes that the settlement or hearing in this proceeding will cover all issues raised by the Final Report of the Commission’s investigative staff, as well as all matters relating to Avista in the Commission’s August 13, 2002 order instituting this proceeding.”

U.S. Commodity Futures Trading Commission (CFTC) Subpoena

Beginning on June 17, 2002, the CFTC has issued several subpoenas directing Avista Corp. and Avista Energy to produce certain materials, make employees available for questions and to respond to certain interrogatories. The inquiries relate to whether the electricity and natural gas trades by Avista Corp. and Avista Energy, involved “round trip trades,” “wash trades,” or “sell/buyback trades” and proper price reporting. Avista Corp. and Avista Energy are cooperating with the CFTC and providing the information requested by the CFTC.

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

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, the California AG contends that all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. The California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit.

AVISTA CORPORATION

In April 2002, the California AG provided notice of intent to file a complaint against Avista Energy in the California State Court on behalf of the State of California. As of the filing date of this report, the California AG has not filed any such complaint against Avista Energy. Complaints have been filed by the California AG against approximately a dozen other companies, many of which have been dismissed based upon federal preemption and primary jurisdiction arguments. Those orders of dismissal have been appealed by the California AG to the United States Court of Appeals for the Ninth Circuit. In the notice of intent to file a complaint, the California AG alleges that Avista Energy failed to file rates and changes to rates charged for each sale of wholesale electricity in California markets with the FERC as required by Federal Power Act regulations and FERC orders. The threatened complaint asserts that each violation of law, regulation and order is an unlawful and unfair business practice under the California Business and Professions Code, subject to a penalty of $2,500 per violation. The threatened complaint further alleges that certain rates charged for wholesale electricity sold in California exceeded a just and reasonable rate. As such, the threatened complaint alleges that these rates violate the Federal Power Act and are also a violation under the California Business and Professions Code, subject to penalty. A significant portion of the transactions involved in this threatened complaint are also the subject of FERC proceedings to examine potential refunds and in most cases are transactions for which Avista Energy is still owed payment.

Washington Consumer Class Action Lawsuit

On December 23, 2002, Nick A. Symonds filed a class action lawsuit in the United States District Court for the Western District of Washington against numerous purchasers and sellers of wholesale electricity and natural gas in the western United States, including Avista Utilities. The class action lawsuit asserts claims on behalf of all persons and businesses residing in Washington who were purchasers of electric and/or natural gas energy from any period beginning in January 2000 to the present. The complaint alleges that due to the deregulation of the California energy market, the defendants were able to unlawfully manipulate the wholesale energy market resulting in supply shortages and high energy prices across the western United States, including Washington. The complaint further alleges that high energy prices have resulted in profits for the defendants at the expense of rate-paying consumers in Washington. The complaint seeks treble damages, attorney fees and costs, and an order that defendants immediately remedy the alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The complaint further seeks an order enjoining the defendants from continuing any alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The defendants have moved to consolidate this case with similar actions filed elsewhere and to seek transfer of these cases to the United States District Court for the Northern District of California. The Company intends to file a motion to dismiss this complaint and vigorously defend against this lawsuit. Subsequently, the plaintiff filed a motion to dismiss this complaint on May 1, 2003 and indicated that it will present its motion and proposed order of dismissal without prejudice to the Court on May 23, 2003.

Enron Corporation

On December 2, 2001, Enron and certain of its affiliates filed for protection under chapter 11 of the United States Bankruptcy Code. Both Avista Corp. and Avista Energy had done considerable business and had short-term and long-term contracts with Enron affiliates. The bankruptcy filing constituted an event of default under contracts between Avista Corp. and Avista Energy, respectively, and certain Enron affiliates, namely, EPMI, Enron North America Company (ENA) and Enron Canada Corp. (ECC), that were guaranteed by Enron. As a result, Avista Corp. and Avista Energy terminated all of these contracts and suspended trading activities with all Enron affiliates.

Avista Corp.’s and Avista Energy’s contracts with each Enron affiliate provide that, upon termination, the net settlement of accounts receivable and accounts payable with such entity will be netted against the net mark-to-market value of the terminated forward contracts with such entity.

During the fourth quarter of 2002, Avista Corp. settled its remaining contract with EPMI with the approval of the U.S. Bankruptcy Court. In addition, Avista Corp. reached settlement agreements on all terminated positions with ECC and ENA and Avista Energy reached a settlement agreement on its terminated ECC positions. During the three months ended March 31, 2003, Avista Energy reached settlement agreements on its terminated EPMI and ENA positions. These settlement agreements were approved by the U.S. Bankruptcy Court in May 2003. In each instance, the settlement agreements reached satisfy all of the Avista entity’s obligations and exposure to such Enron entity. Confidentiality provisions contained in the settlement agreements protect disclosure of the specific details of each settlement. None of the settlements individually, nor all of the settlements collectively, have had a material adverse impact on Avista Corp.’s or Avista Energy’s financial condition, results of operations or cash flows. Avista Energy’s settlement of various positions with EPMI and ENA and the resulting release by Avista Energy of amounts

AVISTA CORPORATION

which had been reserved against such positions had a positive impact of $8.3 million on operating revenues for the three months ended March 31, 2003.

Avista Corp. is party to a power exchange arrangement which expires in 2016. Under this power exchange arrangement, EPMI purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), a subsidiary of Avista Corp., formed in 1998 solely for the purpose of facilitating a long-term capacity contract between PGE and Avista Corp. The 1998 transaction resulted in the Company receiving $143.4 million in cash proceeds that was originally recorded as deferred revenue. Spokane Energy sells the related capacity to PGE. Subsequently, PGE became a subsidiary of Enron that has not been included in the Enron bankruptcy filing. EPMI assisted in setting up the transaction structure and acts as an intermediary to abide by certain regulatory restrictions that currently prevent Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a loan (balance of $124.4 million as of March 31, 2003) that matures in January 2015 with no recourse to Avista Corp. related to the loan. EPMI is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase. EPMI defaulted on two monthly payments to Avista Corp. prior to filing for bankruptcy. Such payments were accounted for and included in the settlement agreement reached between Avista Corp. and EPMI in the fourth quarter of 2002.

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

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the period from 1997 through June 2000, the Department of Revenue (DOR) took the position that approximately 20 percent of the forward energy trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its forward contract trading activities are substantively the same and there is no proper basis for the distinction made by the DOR. An administrative appeal was filed with the DOR and a hearing was held on September 25, 2001. The DOR issued a Proposed Determination on December 4, 2002, which reiterated the original $14.5 million assessment. At the present time Avista Energy is still in active negotiations with the DOR with respect to a Final Determination in this matter and believes that a satisfactory settlement can be reached. However, if a satisfactory settlement can not be reached, Avista Energy will have to record a charge and attempt to resolve the issue in court.

Sale of Pentzer Corporation Subsidiary

On February 26, 2001, IDX Corporation, formerly known as Store Fixtures Group, Inc., filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleges that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff claims damages in the approximate amount of $7.8 million plus interest and attorney’s fees. The Court

AVISTA CORPORATION

approved the parties’ joint motion to extend the discovery dates. The discovery process continues, as mediation that commenced during June 2002 has not been successful to date. A trial date of December 1, 2003 has been established for this case.

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

An Agreed Order was signed by the DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. On September 11, 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003. If approved by the DOE following the public comment period in April and May of 2003, it is anticipated that the CAP will be implemented in mid-2003. Negotiations are continuing with the third PLP with respect to the logistics of the CAP.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice that it had been designated as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the Spokane River in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least two other PLPs in this matter. During the first half of 2002, Avista and one other PLP met with the DOE to begin discussions and provide comments to the DOE on a draft Consent Decree and Scope of Work for a focused remedial investigation and feasibility study of the site. One other PLP has not been participating in negotiations. The Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site were finalized during the fourth quarter of 2002 and formally entered into Spokane County Superior Court in January 2003. The field work for the remedial investigation began in April 2003. The other PLP that has been participating in the negotiations has filed for bankruptcy; however, the bankruptcy court has permitted the disbursement of funds related to this environmental matter. It is currently expected that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River, contamination that resulted from decades of mining upstream at locations in Idaho and is not related to the activities of Avista Development.

AVISTA CORPORATION

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho owns portions of the bed and banks of Lake Coeur d’Alene and the St. Joe River lying within the current boundaries of the Coeur d’Alene Reservation. This action was brought by the United States on behalf of the Tribe against the State of Idaho. While the Company has not been a party to this action, the Company is continuing to evaluate the potential impact of this decision on the operation of its hydroelectric facilities on the Spokane River, downstream of Lake Coeur d’Alene. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This will result in the Company being liable to the Coeur d’Alene Tribe of Idaho for payments for use of reservation lands under Section 10(e) of the Federal Power Act.

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

Clark Fork Settlement Agreement

The issue of high levels of dissolved gas which exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during spill periods continues to be studied, as agreed to in the Clark Fork Settlement Agreement and incorporated into the operating license renewed by the FERC in 1999. To date, intensive biological studies in the lower Clark Fork River and Lake Pend Oreille have documented no significant biological effects of high dissolved gas levels on free ranging fish. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy during 2002 with the other signatories to the agreement. In December 2002, the Company submitted its plan for review and approval by the other signatories as well as the FERC. The structural alternative proposed in the plan provides for the modification of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. The costs of modifications to the first tunnel are currently estimated to be $37 million (including AFUDC and inflation) and would be incurred between 2004 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $23 million (including AFUDC and inflation). As part of the plan, the Company will also provide $0.5 million annually commencing as early as 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company will seek regulatory recovery of the costs for the modification of Cabinet Gorge and the mitigation payments.

The operating license for the Clark Fork Project describes the approach to restore bull trout populations in the project areas. Using the concept of adaptive management and working closely with the U.S. Fish and Wildlife Service, the Company is evaluating the feasibility of fish passage. The results of these studies will help the Company and other parties determine the best use of funds toward continuing fish passage efforts or other population enhancement measures.

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

AVISTA CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Avista Corp. is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Most of these risks and uncertainties are beyond the Company’s control. Such risks and uncertainties include, among others:

•	changes in the utility regulatory environment in the individual states in which the Company operates and the United States in general. This can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory and legislative decisions including FERC price controls, and including possible retroactive price caps and resulting refunds;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the implementation of the FERC’s proposed wholesale power market rules;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy;

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	outages at any company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective generating facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or customer outages;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	research and development findings for the Information and Technology companies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and the obligation to provide postretirement health care benefits;

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance.

AVISTA CORPORATION

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

Avista Corp. Lines of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business – Avista Utilities, Energy Marketing and Resource Management, Information and Technology, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of March 31, 2003, the Company had common equity investments of $461.5 million and $263.5 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. As of March 31, 2003, Avista Utilities’ facilities had a total net capability of approximately 1,511 megawatts (MW), of which 64 percent was hydroelectric and 36 percent was thermal. In mid-2003, it is expected that the natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) will be placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2.

In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities in the wholesale market under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match actual resources to actual energy requirements. This process includes hedging transactions as a means of managing risks.

The Energy Marketing and Resource Management line of business is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and trading business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states. Avista Power was originally formed to develop and own generation assets. During 2001, the Company decided that Avista Power would no longer pursue the development of additional non-regulated generation projects.

The Information and Technology line of business is comprised of Avista Advantage, Inc. (Avista Advantage) and Avista Laboratories, Inc. (Avista Labs). Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis, load profiling and maintenance and repair billing services. Avista Labs has patented and developed a modular air-cooled, self-hydrating Proton Exchange Membrane (PEM) fuel cell that delivers reliable and clean distributed power solutions. In addition to developing its

AVISTA CORPORATION

modular fuel cell products, Avista Labs is contracting with selected market channels to deliver system solutions to industrial, commercial and residential markets. Avista Labs holds a 70 percent equity interest in H2fuel, LLC, a developer of fuel processors for the production of hydrogen. Avista Corp. intends to reduce its ownership interest in Avista Labs to less than 20 percent.

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

Avista Utilities – Regulatory Matters

Avista Utilities filed a natural gas general rate case in Oregon during April 2003. Avista Utilities has requested an overall rate increase of 11.8 percent (or $7.5 million in annual revenues) with an overall rate of return of 9.86 percent and a return on equity of 11.75 percent. The OPUC has up to 10 months to review this general rate case filing.

The Company regularly reviews the need for electric or natural gas rate changes in each state in which it provides service.

During the second half of 2002, Avista Utilities adjusted its natural gas rates in response to a decrease in current and projected natural gas costs. During the fourth quarter of 2002, natural gas rate decreases of 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. These natural gas rate decreases are designed to pass through changes in purchased natural gas costs to customers and reduce operating revenues and resource costs with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $11.0 million and $11.5 million as of March 31, 2003 and December 31, 2002, respectively.

The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated natural gas procurement operations under Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. In April 2003, the Company filed a proposal to amend certain aspects of the Natural Gas Benchmark Mechanism and related Agency Agreement and has requested an extension through March 31, 2007. Hearings will be held before the WUTC during 2003 to determine any changes and whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

Avista Utilities defers the recognition in the income statement of certain power supply costs that are in excess of the level currently recovered from retail customers as authorized by the WUTC and the IPUC. A portion of power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The specific power costs deferred are a percentage of the difference between certain actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference is primarily related to changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices).

In June 2002, the WUTC issued an order that became effective July 1, 2002 with respect to a general electric rate case filed by Avista Utilities in December 2001. The order provided for the restructuring of rate increases previously approved by the WUTC totaling 31.2 percent. The general increase to base retail rates was 19.3 percent and the remaining 11.9 percent represents the continued recovery of deferred power costs.

In the June 2002 rate order, the WUTC approved the establishment of the ERM. The ERM replaced a series of temporary power cost deferral mechanisms that were in place in Washington since mid-2000. The ERM allows

AVISTA CORPORATION

Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9 million will be deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent will be an expense of, or benefit to, the Company.

The Company expensed the initial $9.0 million of power supply costs above the amount included in base retail rates during the first quarter of 2003. The majority of these costs relate to fuel contracts entered into during 2001 that expire in 2004 for the Company’s thermal generating units.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power costs transactions for the prior calendar year. The settlement agreement establishing the ERM provided for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its first annual filing with the WUTC on March 28, 2003 related to deferrals for the period July 1, 2002 through December 31, 2002. On May 8, 2003 the WUTC Staff, the Industrial Customers of Northwest Utilities, and the Public Counsel Section of the Attorney General’s Office filed a motion for a pre-hearing conference related to Avista Utilities’ March 28, 2003 ERM filing. In their motion, the parties requested additional time to review the prudence of the deferred power costs, and that the pre-hearing conference address, among other things, the procedures for conducting the review and resolving any remaining issues.

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

The following table shows activity in deferred power costs for Washington and Idaho during 2002 and the three months ended March 31, 2003 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2001	$140,238	$73,087	$213,325
Activity from January 1 – December 31, 2002:
Power costs deferred	22,423	13,471	35,894
Unrealized gain on fuel contracts (1)	(7,068)	(3,485)	(10,553)
Interest and other net additions	6,726	888	7,614
Amortization of deferred credit	—	(27,711)	(27,711)
Recovery of deferred power costs through retail rates	(38,570)	(24,732)	(63,302)

Deferred power costs as of December 31, 2002	123,749	31,518	155,267
Activity from January 1 – March 31, 2003:
Power costs deferred	—	6,326	6,326
Unrealized loss on fuel contracts (1)	238	165	403
Interest and other net additions	1,717	157	1,874
Recovery of deferred power costs through retail rates	(7,038)	(6,834)	(13,872)

Deferred power costs as of March 31, 2003	$118,666	$31,332	$149,998

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

During a year having normal streamflow conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. For 2002, streamflow conditions were 112 percent of normal and hydroelectric generation was 553 aMW (101 percent of normal). Preliminary forecasts and snowpack conditions indicate streamflow conditions for 2003 are expected to be approximately 90 percent of normal. Avista Utilities currently estimates that hydroelectric generation will be 511 aMW (93 percent of normal) in 2003. Below normal hydroelectric generation will cause Avista Utilities to either increase its output from thermal generation resources or purchase energy in the wholesale market, or Avista

AVISTA CORPORATION

Utilities will have less surplus energy available to sell in the wholesale market. The Company will choose the most appropriate cost-effective resources to meet its customer demand. Under the ERM and the PCA mechanism, 90 percent of any costs exceeding the first $9 million in Washington and 90 percent of any costs incurred above the amount included in base retail rates in Idaho will be deferred for future recovery. In each instance, the remaining 10 percent will be an expense to the Company. Based on current projections, total deferred power costs are expected to be approximately $149 million at the end of 2003. It is expected that the full recovery of deferred power costs will take several years.

Power Market Issues

Avista Utilities and Avista Energy participate directly and indirectly in the power markets in the United States. Developments in these markets, particularly in the western part of the United States, have affected both Avista Utilities and Avista Energy. Federal and state officials including, but not limited to, the FERC and the CPUC, commenced reviews in 2000 to determine the causes of the changes in the wholesale energy markets to develop legal and regulatory remedies to address alleged market failures or abuses and large defaults by certain parties in the wholesale markets. The proceedings are continuing and their ultimate outcome and the resulting impact on the Company cannot be predicted at this time.

California Energy Market

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of March 31, 2003, Avista Energy’s accounts receivable outstanding related to defaulting parties in California did not exceed its reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations.

In July 2001, the FERC issued an order to commence a fact-finding hearing to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California spot market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. However, the FERC announced that it is considering changing the method used to determine natural gas costs for calculating refunds in this proceeding, which could delay their findings. Furthermore, on November 20, 2002, the FERC issued a Discovery Order, which reopened the evidentiary record and allowed parties in the proceeding to conduct additional discovery for the period January 1, 2000 to June 20, 2001. The November 20, 2002 Discovery Order required that, by no later than March 3, 2003, the market participants provide relevant documents to support any proposed recommendations to the FERC. The Discovery Order also afforded parties in this proceeding the opportunity to respond by March 20, 2003 to submissions made by March 3, 2003. On December 12, 2002, the FERC administrative law judge issued a Certification of Proposed Findings on California Refund Liability detailing the proposed refund amounts, which was presented to the FERC for consideration.

Several parties filed documents with the FERC on March 3, 2003 presenting supplemental information regarding alleged improper market conduct and requests for refunds and other relief under the additional discovery procedures set forth in both the California and Pacific Northwest refund proceedings. The filing parties include the California Parties (a joint filing including the Attorney General of the State of California, the California Electricity Oversight Board, the CPUC, and PG&E), the City of Tacoma and Port of Seattle (jointly), the City of Seattle, and the Washington State Attorney General. The filing parties, with the exception of the Washington State Attorney General, have made specific allegations with regard to many companies, including Avista Corp. and Avista Energy. Based upon review of the filings, there are no new allegations or information not known to and addressed by the FERC trial staff in a separate investigation of Avista Corp. and Avista Energy. Avista Corp. and Avista Energy filed reply comments in response to the allegations of the parties by March 20, 2003.

On March 26, 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Several of the companies named in the March 26, 2003 report, including Avista Corp. and Avista Energy, have already been subject to a FERC investigation. As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 13 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, the FERC trial staff states that its investigation found no evidence that: (1) any executives or employees of Avista

AVISTA CORPORATION

Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) Avista Utilities or Avista Energy withheld relevant information from the Commission’s inquiry into the western energy markets for 2000 and 2001.

An agreement in resolution, including these findings, was filed with the FERC’s administrative law judge in January 2003. Avista Corp., Avista Energy and the FERC trial staff have requested that the administrative law judge certify the agreement in resolution and forward it to the FERC for approval. At an April 9, 2003 prehearing conference relating to the ongoing investigation of Avista Corp. and Avista Energy, Avista Corp. proposed that the decision to recommend certification of the agreement between Avista Corp., Avista Energy and the FERC trial staff should be delayed to further address certain issues and to allow for potential uncertainty to be removed with respect to the final resolution of the case. The FERC’s administrative law judge agreed and ordered a further prehearing conference to clarify certain issues raised in the March 26, 2003 FERC policy staff report on western energy markets. The FERC’s trial staff has until May 15, 2003 to submit supplementary information explaining its conclusions and addressing three narrowly focused issues related to the March 26, 2003 FERC policy staff report on western energy markets. A further prehearing conference is currently scheduled for May 20, 2003 to discuss certification of the agreement in resolution of the case. The FERC administrative law judge’s April 9, 2003 order states that, “the Chief Judge believes that the settlement or hearing in this proceeding will cover all issues raised by the Final Report of the Commission’s investigative staff, as well as all matters relating to Avista in the Commission’s August 13, 2002 order instituting this proceeding.”

On March 26, 2003, the FERC also addressed issues related to refund proceedings in the California energy markets. Based on current information, the Company believes that it has sufficient reserves in place for potential California refunds.

Pacific Northwest Refund Proceedings

The July 2001 FERC order also directed an evidentiary proceeding to explore wholesale power market issues in the Pacific Northwest to determine whether there were excessive charges for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. Based on their application of selected retroactive pricing methods, certain parties asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities. Avista Energy and Avista Utilities joined with numerous other wholesale market participants to oppose proposals by parties for refund claims. In September 2001, the FERC’s administrative law judge for this proceeding issued a recommendation that the FERC should not order refunds for the Pacific Northwest for the period in question and that the FERC should take no further action on these matters. On December 19, 2002, the FERC issued a Discovery Order that reopened the evidentiary record and allowed parties in the proceeding to conduct additional discovery for the period January 1, 2000 to June 20, 2001. The December 19, 2002 Discovery Order required that, by no later than March 3, 2003, the market participants provide relevant documents to support any proposed recommendations to the FERC. The Discovery Order also afforded parties in this proceeding the opportunity to respond by March 20, 2003 to submissions made by March 3, 2003.

On March 26, 2003 the FERC policy staff issued a report recommending that the FERC reconsider the refund proceedings in the Pacific Northwest energy markets. On May 6, 2003, the Transaction Finality Group (comprised primarily of western utility and energy companies, including Avista Corp. and Avista Energy) requested oral arguments before the FERC in the Pacific Northwest refund proceedings. In its request to the FERC, the Transaction Finality Group stated, among other things, that any action that the FERC takes regarding the electricity market prices in the Pacific Northwest during 2000 and 2001 will retroactively disturb thousands of completed and long-settled bilateral contracts. The FERC has not issued a ruling on the March 26, 2003 FERC policy staff recommendation or the May 6, 2003 request by the Transaction Finality Group. The Company cannot predict whether the May 6, 2003 request for oral arguments will be granted by the FERC or when a decision in the Pacific Northwest refund proceeding will be issued by the FERC. Until more information is available regarding possible refunds to be paid or received by Avista Corp., Avista Energy and other participants in the Pacific Northwest energy markets, the Company will not be in a position to estimate the net effects on the Company or the materiality of such net effects. The Company continues to oppose any proposals for refund claims as inappropriate. If the FERC orders market participants to pay refunds, those participants, including Avista Corp. and Avista Energy, would seek refunds from other participants which sold power to them. It is possible that certain municipal and other participants that are not generally subject to FERC jurisdiction could assert that, while they are entitled to receive refunds, they are not obligated under a FERC order to pay refunds. If the Company could not recover its refund claims against any such participants in the FERC proceedings, it may seek to do so in a court of law.

AVISTA CORPORATION

See further information under “Federal Energy Regulatory Commission Inquiry,” “U.S. Commodity Futures Trading Commission (CFTC) Subpoena,” “California Energy Markets” and “Washington Consumer Class Action Lawsuit” in “Note 13 of the Notes to Consolidated Financial Statements.”

Regional Transmission Organizations

Avista Corp. is negotiating with nine other utilities in the western United States in the possible formation of a Regional Transmission Organization (RTO), RTO West, a non-profit organization. The potential formation of RTO West is in response to FERC Order No. 2000 requiring all utilities subject to FERC regulation to file a proposal to form a RTO, or a description of efforts to participate in a RTO, and any existing obstacles to RTO participation. FERC Order No. 2000 is a follow-up to FERC Orders No. 888 and 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties. RTO West filed its Stage 2 proposal with the FERC in March 2002 and received limited approval from the FERC of this initial plan in September 2002. With further development of detail and some modifications, the FERC stated that the proposal will satisfy not only FERC Order No. 2000 requirements, but can also provide a basic framework for standard market design in the western United States. Further development of the RTO West proposal by the filing utilities continues. Under the current proposal, RTO West would have its own independent governing board. The participating transmission owners would retain ownership of the transmission assets, but would not have a role in operating the transmission grid.

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

The final proposals must be approved by the FERC, the boards of directors of the filing companies and regulators in various states. The companies’ decision to move forward with the formation of TransConnect or RTO West will ultimately depend on the conditions related to the formation of the entities, as well as the economics and conditions imposed in the regulatory approval process. If TransConnect were formed, it could result in Avista Utilities divesting its electric transmission assets. The formation of RTO West or TransConnect could have an impact on the Company’s transmission costs and profitability.

Wholesale Power Market Design

In April 2003, the FERC issued a White Paper presenting a revised version of proposed wholesale power market rules. The White Paper emphasizes a focus on the formation of RTOs and on ensuring that all independent transmission organizations have sound market rules. The White Paper further indicates that the implementation schedule will vary depending on regional needs and will also allow for regional differences. This White Paper was developed based on input from numerous state regulatory agencies, utility companies, industry and consumer groups, as well as the public. The White Paper reflects significant concerns raised with respect to the FERC’s initial proposal of a standard market design in July 2002. The FERC’s stated goals with respect to wholesale power markets include: reliable and reasonably priced electric service for all customers; sufficient electric infrastructure; transparent markets with fair rules for all market participants; stability and regulatory certainty for customers, the electric power industry, and investors; technological innovation; and efficient use of the nation’s resources. The White Paper proposes a significant role being played by regional authorities in setting up regional power markets. As the proposed market rules develop, the Company continues to assess the impact the changes would have on its operations as well as how the changes would impact the RTO West and TransConnect proposals. The FERC has indicated that the final wholesale power market rules are expected to be issued by the end of 2003.

AVISTA CORPORATION

Results of Operations

Diluted earnings (loss) per common share by business segments

The following table presents diluted earnings (loss) per common share by business segments for the three months ended March 31:

	2003	2002

Avista Utilities	$0.16	$0.27
Energy Marketing and Resource Management	0.27	0.17
Information and Technology	(0.03)	(0.06)
Other	(0.05)	(0.06)

Earnings per common share from continuing operations	0.35	0.32
Loss per common share from discontinued operations	—	(0.01)

Earnings per common share before cumulative effect of accounting change	0.35	0.31
Loss per common share from cumulative effect of accounting change	(0.03)	(0.09)

Total earnings per common share, diluted	$0.32	$0.22

Overall Operations

Income from continuing operations was $17.3 million for the three months ended March 31, 2003 compared to $15.5 million for the three months ended March 31, 2002. The increase was primarily due to increased net income recorded by Energy Marketing and Resource Management. Energy Marketing and Resource Management recorded net income of $13.1 million for the three months ended March 31, 2003 compared to $8.2 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. The combined effect of these two items on net income was approximately $9.6 million, or $0.20 per diluted share. Avista Energy’s transition to SFAS No. 133 results in certain contracts no longer being accounted for at market value and could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis.

Net income recorded by Avista Utilities was $8.3 million for the three months ended March 31, 2003, compared to $13.2 million for the three months ended March 31, 2002. The decrease for Avista Utilities is primarily due to a decrease in gross margin (operating revenues less resource costs) and an increase in other operating expenses, partially offset by a decrease in interest expense.

The Information and Technology line of business incurred a net loss of $1.8 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. The decrease in the net loss was primarily due to an increase in operating revenues for Avista Advantage and a decrease in operating expenses for both Avista Advantage and Avista Labs.

The Other line of business incurred a net loss of $2.3 million for the three months ended March 31, 2003 compared to $3.2 million for the three months ended March 31, 2002. The decrease in the net loss was primarily due to a reduction in litigation costs.

Total revenues decreased $15.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Avista Utilities’ revenues decreased $25.9 million, or 9 percent, primarily due to decreased retail natural gas revenues, partially offset by increased other electric revenues. The decrease in natural gas revenues was primarily due to natural gas rate decreases implemented during the fourth quarter of 2002 and partially due to decreased therms sold as a result of warmer weather. The increase in other electric revenues was primarily due to the sale of natural gas purchased as fuel for electric generation that was not used in generation. Revenues from Energy Marketing and Resource Management, increased $35.6 million, or 59 percent, primarily due to increased revenues on contracts that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities) as well as the effect of the transition to SFAS No. 133. The transition to SFAS No. 133 resulted in certain contracts with net unrecognized losses of $12.3 million for the three months ended March 31, 2003 not being accounted for at market value. These losses will be recognized as transactions under the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized gains for the three months ended March 31, 2003 that are considered derivatives under SFAS No. 133 and as such are recorded at market value. Avista Energy’s settlement of various positions with Enron affiliates and the

AVISTA CORPORATION

resulting release by Avista Energy of amounts which had been reserved against such positions also had a positive impact of $8.3 million on operating revenues for the three months ended March 31, 2003. Revenues from the Information and Technology companies increased 24 percent to $4.9 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business increased $1.2 million primarily due to increased revenues from Advanced Manufacturing and Development, a subsidiary of Avista Ventures. Intersegment eliminations increased to $52.6 million for the three months ended March 31, 2003 from $25.9 million for the three months ended March 31, 2002 representing increased sales of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Total resource costs decreased $27.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Resource costs for Avista Utilities decreased $21.4 million primarily due to a decrease in the net amortization of deferred power and natural gas costs and partially due to a decrease in natural gas purchased expense. The net amortization of deferred power and natural gas costs was $8.3 million for the three months ended March 31, 2003, compared to $50.3 million for the three months ended March 31, 2002. These decreases were partially offset by an increase in power purchased expense and other fuel costs. The increase in power purchased expense was primarily due to an increase in the price of power and partially due to an increase in the volume of wholesale power purchases. During the three months ended March 31, 2003, the initial $9 million in power costs above the amount included in base retail rates in Washington was expensed. Resource costs for Energy Marketing and Resource Management increased $21.1 million due to an increase in costs from contracts that are not accounted for as derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities). Intersegment eliminations increased to $52.6 million for the three months ended March 31, 2003 from $25.9 million for the three months ended March 31, 2002 representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $1.4 million primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Information and Technology. The increase in operations and maintenance expenses for Avista Utilities reflects increased pension costs. The increase for Avista Utilities was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the last half of 2002 and the first quarter of 2003 as the second half of 2001 and the first half of 2002. Avista Advantage and Avista Labs continue to be focused on reducing operating expenses by improving efficiencies and reducing the workforce.

Administrative and general expenses increased $4.8 million primarily due to increased expenses for Energy Marketing and Resource Management and Avista Utilities, partially offset by decreased expenses for Information and Technology and Other. The increase for Energy Marketing and Resource Management was primarily a result of increased incentive compensation expenses resulting from increased earnings as well as increased professional fees. The increase for Avista Utilities was consistent with the increase in operations and maintenance expenses. Increased insurance costs also contributed to the increase in general and administrative expenses. The decrease for Information and Technology was consistent with the decrease in operations and maintenance expenses. Administrative and general expenses for the Other business segment decreased due to reduced litigation costs.

Taxes other than income taxes decreased $2.0 million primarily due to decreased retail natural gas revenues and related taxes for Avista Utilities.

Interest expense decreased $5.4 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to a decrease in the average balance of debt outstanding. During 2002, the Company repurchased $203.6 million of long-term debt. The Company repurchased $15.5 million of long-term debt during the three months ended March 31, 2003. The Company expects interest expense to continue to decline in 2003 due to the effect of debt repurchases in 2002 and the first quarter of 2003, expected additional debt repurchases during 2003 and scheduled debt maturities during the remainder of 2003.

Capitalized interest decreased $2.1 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This was primarily due to the fact that the Company did not capitalize any interest related to Coyote Springs 2 subsequent to September 30, 2002 because the project was substantially completed.

Other income-net decreased $7.0 million primarily due to reduced interest income as well as a decrease in the gains on the disposition of assets by Avista Capital subsidiaries. Increased losses on certain investments in the Other business segment also contributed to the decrease in other income-net.

AVISTA CORPORATION

Income taxes increased $1.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to increased earnings before income taxes. The effective tax rate was 42.0 percent for the three months ended March 31, 2003 compared to 42.7 percent for the three months ended March 31, 2002.

During the three months ended March 31, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $6.4 million of goodwill related to Advanced Manufacturing and Development, a subsidiary of Avista Ventures, was impaired. The Company recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2002.

Avista Utilities

Avista Utilities recorded net income of $8.3 million for the three months ended March 31, 2003 compared to $13.2 million for the three months ended March 31, 2002. Avista Utilities’ income from operations was $36.9 million for the three months ended March 31, 2003 compared to $45.2 million for the three months ended March 31, 2002. This decrease was primarily due to a decrease in gross margin (operating revenues less resource costs) as well as an increase in other operating expenses.

Avista Utilities’ operating revenues decreased $25.9 million and resource costs decreased $21.4 million resulting in a decrease of $4.5 million in gross margin for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The gross margin on natural gas sales decreased $4.4 million and the gross margin on electric sales decreased $0.1 million.

The decrease in the gross margin on natural gas sales was primarily due to a decrease in retail customer usage. Primarily due to milder weather, total retail therm sales decreased by 13 percent.

The decrease in electric gross margin was due to the expense of the initial $9.0 million of power supply costs in Washington exceeding the amount included in base retail rates during the three months ended March 31, 2003. A 4 percent decrease in retail kWhs sold also contributed to the decrease in electric gross margin. These decreases in electric gross margin were offset by the general electric rate increase of 19.3 percent in Washington base retail rates effective July 1, 2002.

The increase in other operating expenses reflects increased pension and insurance costs. The increase in other operating expense was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the second half of 2002 and the first quarter of 2003 as the second half of 2001 and the first half of 2002.

Retail electric revenues decreased $1.3 million for the three months ended March 31, 2003 from the three months ended March 31, 2002. This decrease was primarily due to decreased use per customer and total kWhs sold partially offset by electric rate increases implemented during 2002. The decrease in use per customer appears to reflect milder weather in the first quarter of 2003 as compared to the first quarter of 2002. The decrease in use per customer and total kWhs sold also appears to be partially due to a response to the increase in electric rates and the resulting conservation efforts of individual customers.

Wholesale electric revenues increased $0.6 million, or 4 percent, reflecting wholesale sales volumes which increased 17 percent from the three months ended March 31, 2002 partially offset by average sales prices that were 11 percent lower than the prior period. Average wholesale prices decreased to $37.75 per MWh for the three months ended March 31, 2003 from $42.42 per MWh for the three months ended March 31, 2002. The increase in the volume of wholesale sales reflects Avista Utilities’ strategy to have resources in excess of its requirements and streamflows that were better than expected. Avista Utilities sold this excess power in the wholesale market. The decrease in average wholesale sales prices primarily reflects the effects of wholesale sales contracts entered into at higher prices in 2001 that continued into 2002. The extent of future wholesale transactions will be based on the availability of resources owned or controlled by Avista Utilities and changes to loads of Avista Utilities’ customers and contractual obligations.

AVISTA CORPORATION

Other electric revenues increased $12.5 million primarily due to the sale of natural gas purchased as fuel for electric generation that was not used in generation. This natural gas was not used for generation based on the level of retail demand, hydroelectric resource availability and wholesale market prices that were generally below the cost of operating the gas-fired thermal generating units.

Natural gas revenues decreased $37.7 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 due to a decrease in retail revenues. During the fourth quarter of 2002, retail rates for natural gas were reduced in response to a decrease in current and projected natural gas costs. The decrease also reflects a decrease in total therms sold as a result of milder weather during the first quarter of 2003 as compared to the first quarter of 2002.

The following table presents Avista Utilities resource costs for the three months ended March 31:

	2003	2002

Power purchased	$39,491	$29,782
Natural gas purchased	64,554	70,641
Fuel for generation	4,826	5,679
Power and natural gas cost amortizations, net of deferrals	8,271	50,288
Other fuel costs	26,745	10,632
Other regulatory amortizations, net	(2,733)	(4,570)
Other resource costs	3,374	3,493

Total resource costs	$144,528	$165,945

Power purchased for the three months ended March 31, 2003 increased $9.7 million, or 33 percent, compared to the three months ended March 31, 2002 due to an increase in both the volume and price of power purchases. Average purchased power prices for the three months ended March 31, 2003 were $30.39 per MWh or 23 percent higher than $24.78 per MWh for the three months ended March 31, 2002 and volumes purchased increased 8 percent compared to the three months ended March 31, 2002. The increase in the volume of purchased power was primarily the result of decreased hydroelectric resource availability to meet retail demand as compared to the three months ended March 31, 2002. The increase in the price of power purchases reflects increases in the price of power in the western United States. This appears to be partially due to lower than normal precipitation and snowpack conditions during the fourth quarter of 2002 and the first two months of 2003 and the anticipated effects on hydroelectric generation in the region. Precipitation and snowpack conditions improved substantially during March 2003, which appears to be partially responsible for decreasing wholesale electric prices in March and April 2003.

Net amortization of deferred power costs was $7.7 million for the three months ended March 31, 2003 compared to $22.5 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, Avista Utilities recovered (collected as revenue) $7.0 million of previously deferred power costs in Washington and $6.8 million in Idaho. During the three months ended March 31, 2003, Avista Utilities deferred $6.3 million of power costs in Idaho. Avista Utilities did not defer any power costs in Washington during the three months ended March 31, 2003, as the initial $9 million in power costs above the amount included in base retail rates was expensed. For the remainder of 2003, 10 percent of any remaining costs that exceed the amount included in base retail rates will be expensed. Total deferred power costs were $150.0 million as of March 31, 2003. See further description of issues related to deferred power costs in the section “Avista Utilities – Regulatory Matters.”

During the three months ended March 31, 2003, Avista Utilities had $0.6 million of net amortization of deferred natural gas costs compared to $27.8 million for the three months ended March 31, 2002. Total deferred natural gas costs were $11.0 million as of March 31, 2003.

The expense for natural gas purchased for the three months ended March 31, 2003 decreased $6.1 million compared to the three months ended March 31, 2002 primarily due to the decrease in total therms purchased consistent with a decrease in natural gas sales.

Other fuel costs for the three months ended March 31, 2003 increased $16.1 million compared to the three months ended March 31, 2002. This was due to an increase in natural gas purchased as fuel for electric generation that was not used. This natural gas was sold with the associated revenues reflected as other electric revenues. Other fuel costs exceeded the revenues from selling the natural gas. This cost is accounted for under the ERM in Washington and the PCA in Idaho.

AVISTA CORPORATION

Energy Marketing and Resource Management

Energy Marketing and Resource Management includes the results of Avista Energy and Avista Power.

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

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF Issue No. 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This applies to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts that are not considered derivatives from their market value to their cost basis. Any gain or loss on contracts that are not considered derivatives is not recognized until the contract is settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133. See “Note 2 of the Notes to Consolidated Financial Statements” for further details.

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

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on a largely unregulated “over-the-counter” basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Avista Energy’s trading operations are affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, lower unit margins on new sales contracts, deregulation of the electric utility industry, the creditworthiness of counterparties and the reduced liquidity in energy markets. See “Business Risk” for further information.

Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts that are not accounted for as derivatives under SFAS No. 133 are reported on a gross basis in operating revenues. Costs from contracts that are not accounted for as derivatives under SFAS No. 133 are reported on a gross basis in resource costs.

Energy Marketing and Resource Management’s net income was $13.1 million for the three months ended March 31, 2003, compared to $8.2 million for the three months ended March 31, 2002. The primary reason for the increase in net income was an increase in the gross margin (operating revenues less resource costs) on energy trading activities. Operating revenues increased $35.6 million and resource costs increased $21.1 million resulting in an increase of $14.5 million in gross margin for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

AVISTA CORPORATION

Avista Energy’s gross margin was $28.9 million for the three months ended March 31, 2003 compared to $14.4 million for the three months ended March 31, 2002. The increase in gross margin was due to the transition to SFAS No. 133 which resulted in certain contracts with net unrecognized losses of $12.3 million for the three months ended March 31, 2003 not being accounted for at market value. These losses will be recognized as the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized gains for the three months ended March 31, 2003 that are considered derivatives under SFAS No. 133 and as such are recorded at market value with a positive impact on gross margin. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts which had been reserved against such positions also had a positive impact of $8.3 million on gross margin for the three months ended March 31, 2003. The positive effects of the transition to SFAS No. 133 will be reversed in future periods as market values change or the contracts are settled and realized.

Realized gains decreased to $16.5 million for the three months ended March 31, 2003 from $31.9 million for the three months ended March 31, 2002. Realized gains represent the net gain on contracts that have settled. The decrease in realized gains was primarily due to a decrease in the gains on physical electric and natural gas transactions as well as realized losses on settled financial transactions, partially offset by the settlement with Enron affiliates. The decrease in realized gains on physical electric and natural gas transactions was due to a decrease in the average margin, partially offset by an increase in the volume of transactions. Realized gains for the three months ended March 31, 2002 also reflects gains from the settlement of transactions that were initiated during the period of high wholesale market prices and volatility during 2000 and 2001. The total mark-to-market adjustment for Energy Marketing and Resource Management was an unrealized gain of $12.4 million for the three months ended March 31, 2003 compared to an unrealized loss of $17.4 million for the three months ended March 31, 2002. The change in the unrealized gain/loss is primarily due to the transition to SFAS No. 133 described above and the settlement of contracts with significant realized gains during the three months ended March 31, 2002.

Administrative and general expenses increased $4.3 million, or 100 percent, from the prior period primarily due to increased incentive compensation expense based on higher earnings in the first quarter of 2003. Increased professional fees also contributed to the increase in administrative and general expenses.

Energy Marketing and Resource Management’s total assets decreased $92.5 million from December 31, 2002 to March 31, 2003 primarily due to the transfer of the Coyote Springs 2 plant from Avista Power to Avista Corp. in January 2003.

Energy trading activities and positions

The following summarizes information with respect to Avista Energy’s trading activities during the three months ended March 31, 2003 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)

Fair value of contracts as of December 31, 2002	$60,081	$34,720	$94,801
Less contracts settled during 2003 (1)	(15,451)	(1,086)	(16,537)
Cumulative effect of accounting change (2)	(357)	(1,473)	(1,830)
Fair value of new contracts when entered into during 2003 (3)	—	—	—
Change in fair value due to changes in valuation techniques (4)	—	—	—
Change in fair value attributable to market prices and other market changes	22,286	6,614	28,900

Fair value of contracts as of March 31, 2003	$66,559	$38,775	$105,334

(1)	Contracts settled during the three months ended March 31, 2003 include those contracts that were open in 2002 but settled during the three months ended March 31, 2003 as well as new contracts entered into and settled during the three months ended March 31, 2003. Amount represents realized gains associated with these settled transactions.

(2)	Represents the adjustment for the transition to SFAS No. 133 for contracts not meeting the definition of a derivative. Effective January 1, 2003, contracts that were entered into on or prior to October 25, 2002 and not meeting the definition of a derivative are accounted for on an accrual basis. Contracts not meeting the definition of a derivative include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements.

(3)	Avista Energy has not entered into any origination transactions during the three months ended March 31, 2003 in which dealer profit or mark-to-market gain or loss was recorded at inception.

AVISTA CORPORATION

(4)	During the three months ended March 31, 2003, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

The following discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of March 31, 2003 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Electric assets (liabilities), net
Prices from other external sources (1)	$32,896	$20,162	$—	$—	$53,058
Fair value based on valuation models (2)	(300)	9,372	9,831	(5,402)	13,501

Total electric assets (liabilities), net	$32,596	$29,534	$9,831	$(5,402)	$66,559

Natural gas assets (liabilities), net
Prices from other external sources (1)	$33,370	$1,250	$—	$—	$34,620
Fair value based on valuation models (3)	1,676	678	1,093	708	4,155

Total natural gas assets (liabilities), net	$35,046	$1,928	$1,093	$708	$38,775

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For electric assets and liabilities, these market quotes are generally available through two years. For natural gas assets and liabilities, these market quotes are generally available through three years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather).

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

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

Avista Power

Avista Power is a 49 percent owner of a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project), which commenced commercial operation in September 2001. All of the output from the Lancaster Project is contracted to Avista Energy for 25 years. Avista Power and its co-owner, an affiliate of Mirant Americas Development, Inc. (Mirant), substantially completed the construction of Coyote Springs 2 during 2002. In January 2003, Avista Power’s 50 percent ownership interest in Coyote Springs 2 was transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. See “New Generating Resource – Avista Utilities” for further information.

Information and Technology

The Information and Technology line of business includes the results of Avista Advantage and Avista Labs (including its 70 percent equity interest in H2fuel, LLC). Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Avista Corp. intends to reduce its ownership interest in Avista Labs to less than 20 percent.

Information and Technology’s net loss was $1.8 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. Operating revenues for this line of business increased $1.0 million and operating expenses decreased $1.4 million, as compared to the three months ended March 31, 2002.

AVISTA CORPORATION

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

The net loss before cumulative effect of accounting change from this line of business was $2.3 million for the three months ended March 31, 2003, compared to $3.2 million for the three months ended March 31, 2002. The decrease in the net loss was primarily due to an increase in income from operations and partially due to a decrease in interest expense. Operating revenues from this line of business increased $1.2 million and operating expenses decreased $0.6 million, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in income from operations was primarily due to a decrease in litigation costs as well as a decrease in the loss from Advanced Manufacturing and Development, a subsidiary of Avista Ventures. The improvement in income from operations was partially offset by an increase in losses on certain other investments of Avista Ventures not related to Advanced Manufacturing and Development. Over time as opportunities arise, the Company plans to dispose of investments and phase out of operations in the Other business segment.

Earnings Outlook

The Company expects to report consolidated earnings in the range of $0.80 to $1.00 per diluted share in 2003. This expectation is for earnings before the cumulative effect of changes in accounting principles. This estimate includes earnings ranging from $0.60 to $0.80 for Avista Utilities and $0.20 to $0.30 for Energy Marketing and Resource Management and a loss ranging from $0.10 to $0.15 for Information and Technology. The 2003 projection includes uncertainties surrounding reduced activity in the wholesale energy markets and increased expenses, such as pension and insurance costs. The Company anticipates that the change in accounting for Avista Energy’s energy trading activities from EITF Issue No. 98-10 to SFAS No. 133 could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. These projections are subject to a variety of risks and uncertainties that could cause actual results to differ from this estimate, including those described above and listed under “Safe Harbor for Forward-Looking Statements” and “Future Outlook-Business Risks.” See “Liquidity and Capital Resources” for additional information.

New Generating Resource – Avista Utilities

Construction has been substantially completed on the 280 MW combined cycle natural gas-fired turbine power plant at Coyote Springs 2 located near Boardman, Oregon. The Company’s ownership interest in the plant was transferred from Avista Power to Avista Corp. in January 2003 to be operated as an asset of Avista Utilities. Avista Corp. and Mirant are both current with respect to their obligations to share equally in the costs of construction of the plant. Avista Corp. and Mirant will share equally in the costs of operation and output from Coyote Springs 2. In May 2002, a transformer at the site failed and caught fire resulting in the release of an estimated 17,000 gallons of coolant oil. The Company worked closely with the appropriate environmental agencies to complete a satisfactory cleanup of the oil. While the cause of the failure is still being investigated, the Company anticipates the cost of the cleanup as well as the cost of replacing the damaged transformer will be considered covered losses under the relevant insurance policies. Additionally, the Company continues to evaluate the merits of possible claims against those parties that may be responsible for the transformer failure. In December 2002, the replacement transformer was received in a damaged condition. The damage to the transformer was repaired and in April 2003 the transformer was tested and prepared for shipment from California to the Coyote Springs 2 site. The problems with the transformer have delayed the scheduled completion of the project from the third quarter of 2002 to the middle of 2003.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $109.9 million for the three months ended March 31, 2003 compared to $180.9 million for the three months ended March 31, 2002. The primary reason for the decrease in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $8.3 million for the three months ended March 31, 2003 compared to $50.3 million for the three months ended March 31, 2002. This was primarily due to reduced amortization of deferred natural gas costs and the reduced amortization of deferred power costs in Washington. Net power and natural gas cost amortizations and deferrals are non-cash items that are added back or deducted from net income to determine net cash flows from operating activities using the indirect method. Net cash provided by working capital components was $71.4 million for the three months ended March 31, 2003, compared to $113.3 million for the three months ended March 31, 2002. Significant changes in non-cash items also included a $35.7 million change in energy commodity assets and liabilities, representing the change from an unrealized loss of $23.3 million on energy trading activities for Avista Energy for the three months ended March 31, 2002 to an unrealized gain of $12.4 million for the three months ended March 31, 2003. The $23.0 million change in the provision for deferred income taxes was primarily due to changes in deferred power and natural gas cost amortizations and deferrals described above.

Continuing Investing Activities Net cash used in continuing investing activities was $21.1 million for the three months ended March 31, 2003, an increase compared to $16.8 million for the three months ended March 31, 2002. The increase was primarily due to a decrease in repayments received on notes receivable.

Continuing Financing Activities Net cash used in continuing financing activities was $52.1 million for the three months ended March 31, 2003 compared to $84.1 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, short-term borrowings decreased $30.0 million and the Company repurchased $15.5 million of long-term debt scheduled to mature in future years. The decrease in short-term borrowings reflects a decrease in the amount outstanding under Avista Corp.’s line of credit. The overall decrease in borrowings during the three months ended March 31, 2003 reflects positive cash flows from operations.

During the three months ended March 31, 2002, the Company repurchased $45.3 million of long-term debt and short-term borrowings decreased $27.7 million.

Overall Liquidity

During 2002 and the three months ended March 31, 2003, the Company’s overall liquidity improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 is allowing the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent. The general increase to base retail rates was 19.3 percent and the remaining 11.9 percent represents the continued recovery of deferred power costs. Additionally, the Company has a PCA surcharge of 19.4 percent in place in Idaho. See further details in the section “Avista Utilities - Regulatory Matters.”

For 2003, operating budgets were designed to control operating costs and limit capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to finance these requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow, during 2002 and the first four months of 2003, the Company repurchased $229.1 million of long-term debt.

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

AVISTA CORPORATION

Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the three months ended March 31, 2003, in accordance with the modified covenants of its credit agreement, Avista Energy paid $2.1 million in dividends to Avista Capital.

Avista Corp. intends to reduce its ownership interest in Avista Labs to less than 20 percent, which is expected to reduce future cash investments in the Information and Technology line of business.

Capital Resources

The Company incurred significant indebtedness to support capital expenditures, to fund power and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital through the end of 2001. However, as of March 31, 2003, the Company’s total debt outstanding was $959.5 million, a decrease from $1,004.5 million as of December 31, 2002 and $1,252.6 million as of December 31, 2001. The decrease was primarily due to the repurchase of long-term debt and partially due to a decrease in short-term borrowings. This was made possible by improved operating cash flows from both Avista Utilities and Avista Energy. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements to service the indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary sources of funds for operating needs, dividends and capital expenditures for 2003.

As of March 31, 2003, the Company maintained a committed line of credit with various banks in the total amount of $225.0 million that expires on May 20, 2003. As of March 31, 2003, the Company did not have any borrowings outstanding under this committed line of credit. The Company can issue up to $50.0 million in letters of credit under this committed line of credit. As of March 31, 2003, there was $13.7 million in letters of credit outstanding. The Company’s obligation under the committed line of credit is secured with First Mortgage Bonds in the amount of the commitment.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of March 31, 2003, the Company was in compliance with this covenant with a ratio of 52.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending March 31, 2003 to be greater than 1.6 to 1. As of March 31, 2003, the Company was in compliance with this covenant with a ratio of 2.02 to 1.

On May 13, 2003, the Company entered into a new committed line of credit with various banks in the total amount of $245.0 million. This committed line of credit, which expires on May 11, 2004, replaced the $225.0 million committed line of credit that would have expired on May 20, 2003. The Company can issue up to $75.0 million in letters of credit under the new committed line of credit.

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of default, it would be difficult for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of March 31, 2003, Avista Corp. was in compliance with the covenants of all of its financing agreements.

During the three months ended March 31, 2003, the Company repurchased $10.5 million of Unsecured Senior Notes scheduled to mature in 2008 and $5.0 million of Unsecured Medium-Term Notes scheduled to mature in 2022. In April 2003, the Company repurchased $10.0 million of Unsecured Medium-Term Notes scheduled to mature in 2028. In accordance with regulatory accounting practices, the total net discount on the repurchase of debt was $0.7 million and will be amortized over the average remaining maturity of outstanding debt.

In March 2003, the Company redeemed 17,500 shares of preferred stock for $1.6 million, satisfying its redemption requirement for 2003.

AVISTA CORPORATION

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of March 31, 2003, the Company could issue $109.4 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

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

Inter-Company Debt; Subordination

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and borrowings from, its subsidiaries. As of March 31, 2003, Avista Corp. held short-term notes of Avista Capital in the principal amount of $29.2 million.

In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

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

Pension Plan

As of March 31, 2003, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes.

The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act. The Company made $12 million in cash contributions to the pension plan in 2002. The Company expects to contribute approximately $12 million to the pension plan in 2003.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of March 31, 2003, $78.0 million in receivables were sold pursuant to the agreement. ARC will not be consolidated in accordance with a recently issued FASB interpretation related to special-purpose entities.

AVISTA CORPORATION

WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of March 31, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB has issued an interpretation relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. See “Note 2 of the Notes to Consolidated Financial Statements” for further information. This interpretation will require the Company to begin consolidating WP Funding LP into its financial statements effective July 1, 2003, whereby the $54.5 million of debt will be included in the Company’s capitalization and the book value of the Rathdrum CT will be included in utility plant. The equity investment of the unrelated investors will be reported as a minority interest. Based on current information, the difference between the book value of the debt and equity of WP Funding LP and the book value of the Rathdrum CT is approximately $15.5 million ($10.1 million, net of taxes). The Company intends to request regulatory accounting orders to record this amount as a regulatory asset upon the consolidation of WP Funding LP.

Total Company Capitalization

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings was 52.9 percent debt, 5.5 percent preferred trust securities, 1.7 percent preferred stock and 39.9 percent common equity as of March 31, 2003, compared to 54.3 percent debt, 5.4 percent preferred trust securities, 1.8 percent preferred stock and 38.5 percent common equity as of December 31, 2002. The Company’s consolidated debt decreased by $45 million due to both the repurchase of long-term debt and a decrease in short-term borrowings. The Company’s consolidated common equity increased $12.2 million during the three months ended March 31, 2003 to $725.0 million as of March 31, 2003. This increase is primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan and employee benefit plans, partially offset by dividends. The Company has a target capital structure of 50 percent total debt and 50 percent preferred trust securities, preferred stock and common equity.

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

	Standard & Poor's	Moody's	Fitch, Inc.

Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital I*
Preferred Trust Securities	BB-	Ba2	BB+
Avista Capital II*
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Negative	Stable

*     Only assets are subordinated debentures of Avista Corporation

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other rating.

AVISTA CORPORATION

Avista Utilities Operations

Avista Utilities held cash deposits from other parties in the amount of $11.8 million as of March 31, 2003, which is included in cash and cash equivalents with a corresponding amount in other current liabilities on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of March 31, 2003, Avista Utilities had $39.3 million in cash and temporary investments, including the $11.8 million of cash deposits from other parties.

See “Notes 4, 7, 8, 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

Avista Energy funds its ongoing operations with a combination of internally generated cash and a bank line of credit. Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, have a credit agreement with a group of banks in the aggregate amount of $110.0 million expiring June 30, 2003. This credit agreement may be terminated by the banks at any time and all extensions of credit under the agreement are payable upon demand, in either case at the lenders’ sole discretion. This agreement also provides, on an uncommitted basis, for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. As of March 31, 2003, there were no cash advances (demand notes payable) outstanding and letters of credit outstanding under the facility totaled $26.8 million.

The Avista Energy credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth” as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2003.

Avista Energy is currently negotiating a renewal of its credit facility and anticipates it will be in place by the June 30, 2003 expiration date of the current credit agreement.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $67.1 million of performance guarantees related to energy trading contracts outstanding as of March 31, 2003.

Periodically, Avista Capital may lend funds to Avista Energy to support its short-term cash and collateral needs. Avista Energy’s obligations to repay loans to Avista Capital are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of March 31, 2003, there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, cash deposited with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $12.6 million as of March 31, 2003, and is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $76.4 million as of March 31, 2003, which is included in cash and cash equivalents with a corresponding amount in other current liabilities on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of March 31, 2003, Avista Energy had $182.5 million in cash, including the $76.4 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement restrict the amount of cash dividends that can be distributed to Avista Capital and ultimately to Avista Corp. During the three months ended March 31, 2003, in accordance with the modified covenants of its credit agreement, Avista Energy paid $2.1 million in dividends to Avista Capital.

AVISTA CORPORATION

Information and Technology Operations

As of March 31, 2003, the Information and Technology companies had $0.2 million in cash and cash equivalents and $0.5 million in debt outstanding. The Company intends to reduce its ownership interest in Avista Labs to less than 20 percent.

Other Operations

As of March 31, 2003, this line of business had $0.1 million in cash and cash equivalents and $0.2 million in debt outstanding.

Contractual Obligations

The Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2002 Form 10-K with the following exceptions:

During the three months ended March 31, 2003, the Company repurchased $10.5 million of Unsecured Senior Notes scheduled to mature in 2008 and $5.0 million of Unsecured Medium-Term Notes scheduled to mature in 2022. In April 2003, the Company repurchased $10.0 million of Unsecured Medium-Term Notes scheduled to mature in 2028.

Short-term debt of Avista Utilities decreased from $95.0 million as of December 31, 2002 to $78.0 million as of March 31, 2003. The amount outstanding as of March 31, 2003 was $78.0 million under a $100.0 million accounts receivable financing facility as discussed under “Off-Balance Sheet Arrangements.” Amounts outstanding under the accounts receivable financing facility are accounted for as sales of accounts receivable on the Consolidated Balance Sheet.

Avista Energy’s contractual commitments to purchase energy commodities in future periods were as follows as of March 31, 2003 (dollars in millions):

Year ended March 31,	2004	2005	2006	2007	2008	Thereafter

Physical energy contracts	$1,069	$350	$224	$181	$132	$360
Financial energy contracts	639	99	7	7	—	—

Avista Energy also has sales commitments related to energy commodities in future periods.

As of March 31, 2003, Avista Corp. did not have any commitments outstanding with equity triggers. When the Company’s corporate credit rating was reduced to below investment grade in October 2001, additional collateral requirements due to rating triggers were met and further requirements are not currently anticipated. The Company does not expect any material impact from rating triggers; remaining triggers primarily relate to changes in pricing under certain financing agreements.

Additional Financial Data

As of March 31, 2003, the total long-term debt of the Company and its consolidated subsidiaries, as shown in the Company’s consolidated financial statements, was $887.6 million. Of such amount, $590.5 million represents long-term unsecured and unsubordinated indebtedness of the Company, and $298.5 million represents secured indebtedness of the Company. The unamortized debt discount was $2.1 million. Other long-term debt was $0.7 million. Consolidated long-term debt does not include the Company’s subordinated indebtedness held by the issuers of Company-obligated preferred trust securities. The current portion of long-term debt was $71.9 million as of March 31, 2003, of which $15.0 million was secured indebtedness.

Future Outlook

Business Strategy

Avista Corp. continues to implement its back-to-basics strategy with a focus on its core energy-related businesses. Avista Corp. intends to focus on improving cash flows and earnings, controlling costs and reducing debt while working to restore an investment grade credit rating. Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily

AVISTA CORPORATION

from economic and population growth in its service territory. It is Avista Utilities’ strategy to own or control a sufficient amount of resources to meet its retail and wholesale energy requirements on an average annual basis. Avista Energy works primarily within the WECC and focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Avista Corp. intends to reduce its ownership interest in Avista Labs to less than 20 percent. Avista Labs continues to move forward with developing and selling its commercial fuel cell products. Over time as opportunities arise, the Company plans to dispose of assets and phase out of operations in the Other business segment.

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

The Energy Policy Act of 1992 (Energy Act) amended provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act to remove certain barriers to a competitive wholesale market. The Energy Act expanded the authority of the FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity for the purpose of providing these services. It also created “exempt wholesale generators,” a class of independent power plant owners that are able to sell generation only at the wholesale level. This permits public utilities and other entities to participate through subsidiaries in the development of independent electric generating plants for sales to wholesale customers without being required to register under the PUHCA.

Participants in the wholesale market include other utilities, federal marketing agencies and energy trading and marketing companies. The wholesale market has changed significantly over the last few years with respect to market participants involved, level of activity, variability in market prices, liquidity, FERC-imposed price caps and counterparty credit issues. During 2000 and the first half of 2001, the electric wholesale market in the WECC region was more turbulent than previously experienced and marked by significant volatility, service disruptions and defaults by certain participants. During the second half of 2001 and 2002, wholesale market prices decreased to levels similar to those experienced before 2000. Many energy companies are facing liquidity issues, and counterparty credit exposure is of concern to all market participants. During 2002 and the first three months of 2003, electric and natural gas trading volumes have decreased, the energy markets are less volatile and fewer creditworthy counterparties are currently participating in the energy markets. Avista Corp. is actively monitoring energy industry developments with a focus on liquidity, volatility of energy trading markets and counterparty credit exposure.

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

AVISTA CORPORATION

As described under “Avista Corp. Lines of Business,” hydroelectric conditions in 2001 were significantly below normal, leading to greater than normal reliance on purchased power. Hydroelectric generation was slightly above normal in 2002 and current forecasts indicate that hydroelectric generation will be approximately 93 percent of normal in 2003. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities - Regulatory Matters.”

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

Natural gas commodity prices increased dramatically during 2000 and remained at relatively high levels during the first half of 2001 before declining in the second half of the year. Natural gas commodity prices during 2002 were generally lower than during 2000 and the first half of 2001. Natural gas commodity prices have increased towards the end of 2002 and into the first quarter of 2003. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and the potential for natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from electric space, oil space and electric water heating to natural gas. Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions and the timing of recovery for increased commodity costs. Avista Utilities’ natural gas business also faces the potential for certain natural gas customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of individual contracts, subject to state regulatory review and approval. Avista Utilities has long-term transportation contracts with several of its largest industrial customers, which reduces the risk of these customers by-passing the system in the foreseeable future.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the recent imposition of market controls by federal and state agencies. The FERC is conducting separate proceedings related to market controls within California and within the Pacific Northwest that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The California proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. Avista Energy has fully reserved for all defaulted obligations from California parties and believes that any refunds imposed would not exceed its uncollected receivables. See “Power Market Issues” for further information with respect to the FERC refund proceedings in both the California and Pacific Northwest energy markets.

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

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, prices can be affected by the adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) can also affect market prices. Price risk also includes the risk of fluctuation in the

AVISTA CORPORATION

market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably during the second half of 2001, 2002 and the first quarter of 2003 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. These policies include an evaluation of the financial condition and credit ratings of counterparties, collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees, and the use of standardized agreements that allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. However, despite mitigation efforts, defaults by counterparties periodically occur. Avista Energy experienced payment receipt defaults from certain parties impacted by the California energy crisis. Both Avista Corp. and Avista Energy engaged in considerable business and had short-term and long-term contracts with Enron affiliates. See “Enron Corporation” in “Note 13 of Notes to Consolidated Financial Statements” for more information. The Enron bankruptcy and other changes, uncertainties and regulatory proceedings have resulted in reduced liquidity in the energy markets.

A trend of declining credit quality was evident during 2002 and has continued into 2003, particularly throughout the energy industry. Rating agencies have downgraded the credit ratings of several of the counterparties of Avista Energy and Avista Utilities. Avista Energy and Avista Utilities regularly evaluate counterparties’ credit exposure for future settlements and delivery obligations. Avista Energy and Avista Utilities have taken a conservative position by reducing or eliminating open (unsecured) credit limits for parties perceived to have increased default risk. Counterparty collateral is used to offset the Company’s credit risk where unsettled net positions and future obligations by counterparties to pay Avista Utilities and/or Avista Energy or deliver to Avista Utilities and/or Avista Energy warrant.

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

AVISTA CORPORATION

The Company has taken various steps to mitigate terrorism risks and to prepare contingency plans in the event that its facilities are targeted.

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The interest rate on $40 million of Company-Obligated Mandatorily Redeemable Preferred Trust Securities — Series B is adjusted quarterly, reflecting current market conditions. In order to lower interest payments during a period of declining interest rates, Avista Corp. entered into an interest rate swap agreement, effective July 17, 2002, that was terminated on May 7, 2003. This interest rate swap agreement effectively changed the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. Additionally, amounts borrowed under the Company’s committed line of credit have a variable interest rate.

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

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and its subsidiary, Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during the three months ended March 31, 2003 and is not expected to change materially in the near future.

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

AVISTA CORPORATION

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

As of March 31, 2003, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.6 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.7 million as of December 31, 2002. The average daily VAR for the three months ended March 31, 2003 was $0.7 million. Avista Energy was in compliance with its one-day VAR limits during the three months ended March 31, 2003. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of March 31, 2003.

For forward transactions that settle beyond the next eight calendar quarters, Avista Energy applies other risk measurement techniques, including price sensitivity stress tests, to assess the future market risk. Volatility in longer-dated forward markets tends to be significantly less than near-term markets.

Information Services Contract

Electronic Data Systems (EDS) has performed certain information services for the Company since 1992. In order to increase flexibility and increase efficiencies, the Company extended and restructured its contract with EDS in April 2003. The renewed contract expires December 2012. The Company believes that the changes to the contract with EDS will not have any material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook: Business Risk and Risk Management.”

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

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 13 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

12		Computation of ratio of earnings to fixed charges and preferred dividend requirements.

99	(a)	Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

None.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: May 13, 2003	/s/ Malyn K. Malquist

Malyn K. Malquist
Senior Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)

AVISTA CORPORATION

CERTIFICATIONS

I, Gary G. Ely, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avista Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Gary G. Ely

Gary G. Ely
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

AVISTA CORPORATION

I, Malyn K. Malquist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avista Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Malyn K. Malquist

Malyn K. Malquist
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)