Form 10-Q
period 2003-06-30
AVISTA CORP
filed 2003-08-12
CIK 104918

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

As of July 31, 2003, 48,277,032 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended June 30
Dollars in thousands, except per share amounts

	2003	2002

OPERATING REVENUES	$218,553	$219,561

OPERATING EXPENSES:
Resource costs	84,127	79,519
Operations and maintenance	32,474	29,253
Administrative and general	23,371	33,401
Depreciation and amortization	18,904	17,737
Taxes other than income taxes	15,568	16,609

Total operating expenses	174,444	176,519

INCOME FROM OPERATIONS	44,109	43,042

OTHER INCOME (EXPENSE):
Interest expense	(23,159)	(26,644)
Capitalized interest	187	2,095

Net interest expense	(22,972)	(24,549)
Other income - net	2,038	3,415

Total other income (expense)-net	(20,934)	(21,134)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,175	21,908
INCOME TAXES	10,462	9,616

INCOME FROM CONTINUING OPERATIONS	12,713	12,292

DISCONTINUED OPERATIONS (Note 3):
Loss before income taxes	(5,760)	(2,630)
Income tax benefit	2,016	683

LOSS FROM DISCONTINUED OPERATIONS	(3,744)	(1,947)

NET INCOME	8,969	10,345
DEDUCT-Preferred stock dividend requirements	547	608

INCOME AVAILABLE FOR COMMON STOCK	$8,422	$9,737

Weighted-average common shares outstanding (thousands), Basic	48,224	47,774
Weighted-average common shares outstanding (thousands), Diluted	48,329	47,857
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 11):
Earnings per common share from continuing operations	$0.25	$0.24
Loss per common share from discontinued operations	(0.08)	(0.04)

Total earnings per common share, basic and diluted	$0.17	$0.20

Dividends paid per common share	$0.12	$0.12

COMPREHENSIVE INCOME:
NET INCOME	$8,969	$10,345

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	377	517
Unrealized loss on interest rate swap agreements - net of tax	4	(344)
Unrealized investment losses - net of tax	—	(911)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	381	(738)

COMPREHENSIVE INCOME	$9,350	$9,607

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands, except per share amounts

	2003	2002

OPERATING REVENUES	$530,274	$546,234

OPERATING EXPENSES:
Resource costs	242,871	265,309
Operations and maintenance	64,791	59,881
Administrative and general	51,958	56,472
Depreciation and amortization	37,846	35,489
Taxes other than income taxes	33,709	36,829

Total operating expenses	431,175	453,980

INCOME FROM OPERATIONS	99,099	92,254

OTHER INCOME (EXPENSE):
Interest expense	(46,692)	(55,499)
Capitalized interest	359	4,390

Net interest expense	(46,333)	(51,109)
Other income - net	2,235	10,473

Total other income (expense)-net	(44,098)	(40,636)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,001	51,618
INCOME TAXES	23,846	22,350

INCOME FROM CONTINUING OPERATIONS	31,155	29,268

DISCONTINUED OPERATIONS (Note 3):
Loss before income taxes	(7,804)	(5,658)
Income tax benefit	2,940	1,983

LOSS FROM DISCONTINUED OPERATIONS	(4,864)	(3,675)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	26,291	25,593
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax)	(1,190)	(4,148)

NET INCOME	25,101	21,445
DEDUCT-Preferred stock dividend requirements	1,125	1,216

INCOME AVAILABLE FOR COMMON STOCK	$23,976	$20,229

Weighted-average common shares outstanding (thousands), Basic	48,163	47,723
Weighted-average common shares outstanding (thousands), Diluted	48,210	47,809
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 11):
Earnings per common share from continuing operations	$0.62	$0.59
Loss per common share from discontinued operations	(0.10)	(0.08)

Earnings per common share before cumulative effect of accounting change	0.52	0.51
Loss per common share from cumulative effect of accounting change	(0.02)	(0.09)

Total earnings per common share, basic and diluted	$0.50	$0.42

Dividends paid per common share	$0.24	$0.24

COMPREHENSIVE INCOME:
NET INCOME	$25,101	$21,445

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	668	151
Unrealized loss on interest rate swap agreements - net of tax	(13)	(344)
Unfunded accumulated benefit obligation - net of tax	12	—
Unrealized investment losses - net of tax	—	(934)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	667	(1,127)

COMPREHENSIVE INCOME	$25,768	$20,318

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2003	2002

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$219,542	$186,269
Accounts and notes receivable-less allowances of $47,049 and $46,909, respectively	245,166	320,836
Energy commodity assets	342,046	365,477
Materials and supplies, fuel stock and natural gas stored	19,110	21,746
Prepayments and other current assets	59,023	73,437
Assets held for sale from discontinued operations	—	5,900

Total current assets	884,887	973,665

NET UTILITY PROPERTY:
Utility plant in service	2,395,361	2,370,811
Construction work in progress	137,781	17,581

Total	2,533,142	2,388,392
Less: Accumulated depreciation and amortization	857,154	824,688

Total net utility property	1,675,988	1,563,704

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	39,608	40,833
Non-utility properties and investments-net	93,996	199,579
Non-current energy commodity assets	352,469	348,309
Other property and investments-net	14,846	12,702

Total other property and investments	500,919	601,423

DEFERRED CHARGES:
Regulatory assets for deferred income tax	134,112	139,138
Other regulatory assets	26,958	29,735
Utility energy commodity derivative assets	53,170	60,322
Power and natural gas deferrals	162,357	166,782
Unamortized debt expense	48,890	51,128
Other deferred charges	30,263	28,236

Total deferred charges	455,750	475,341

TOTAL ASSETS	$3,517,544	$3,614,133

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)
Avista Corporation

Dollars in thousands

	June 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$247,423	$339,637
Energy commodity liabilities	298,786	304,781
Current portion of long-term debt	62,333	71,896
Short-term borrowings	35,533	30,000
Interest accrued	19,997	20,307
Other current liabilities	209,174	172,125
Liabilities of discontinued operations	—	2,084

Total current liabilities	873,246	940,830

LONG-TERM DEBT	879,854	902,635

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	319,495	314,204
Utility energy commodity derivative liabilities	40,650	50,058
Deferred income taxes	435,291	454,147
Other non-current liabilities and deferred credits	108,029	106,218

Total other non-current liabilities and deferred credits	903,465	924,627

TOTAL LIABILITIES	2,656,565	2,768,092

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES	100,000	100,000

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized:

$6.95 Series K; 315,000 and 332,500 shares outstanding ($100 stated value)	31,500	33,250

COMMON EQUITY:
Common stock, no par value; 200,000,000 shares authorized;
48,265,237 and 48,044,208 shares outstanding	625,647	623,092
Note receivable from employee stock ownership plan	(3,308)	(4,146)
Capital stock expense and other paid in capital	(11,753)	(11,928)
Accumulated other comprehensive loss	(19,697)	(20,364)
Retained earnings	138,590	126,137

Total common equity	729,479	712,791

TOTAL STOCKHOLDERS’ EQUITY	760,979	746,041

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,517,544	$3,614,133

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2003	2002

CONTINUING OPERATING ACTIVITIES:
Net income	$25,101	$21,445
Loss from discontinued operations	4,864	3,675
Cumulative effect of accounting change	1,190	4,148
Non-cash items included in net income:
Depreciation and amortization	37,846	35,489
Provision for deferred income taxes	(8,291)	(25,477)
Power and natural gas cost amortizations, net of deferrals	9,281	63,385
Amortization of debt expense	3,995	4,796
Energy commodity assets and liabilities	16,737	35,692
Other	(4,450)	(5,738)
Changes in working capital components:
Sale of customer accounts receivable-net	(9,000)	(18,000)
Accounts and notes receivable	84,530	115,509
Materials and supplies, fuel stock and natural gas stored	2,636	985
Other current assets	14,413	26,278
Accounts payable	(92,214)	(64,487)
Other current liabilities	36,739	14,283

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	123,377	211,983

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(36,805)	(32,928)
Other capital expenditures	(2,004)	(4,381)
Changes in other property and investments	(3,035)	534
Repayments received on notes receivable	257	5,198
Assets acquired and investments in subsidiaries	—	(274)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(41,587)	(31,851)

CONTINUING FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	5,533	(600)
Redemption and maturity of long-term debt	(37,762)	(180,010)
Redemption of preferred stock	(1,575)	—
Issuance of common stock	3,286	3,702
Cash dividends paid	(12,715)	(12,770)
Premiums paid for the redemption of long-term debt	(639)	(9,000)
Long-term debt and short-term borrowing issuance costs	(1,388)	(6,177)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(45,260)	(204,855)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	36,530	(24,723)
NET CASH USED IN DISCONTINUED OPERATIONS	(3,257)	(3,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,273	(28,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	186,269	171,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,542	$142,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$43,480	$47,494
Income taxes	10,502	—
Non-cash financing and investing activities:
Property and equipment purchased under capital leases	5,312	—
Unrealized investment losses	—	(1,436)

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended June 30
Dollars in thousands

	2003	2002

OPERATING REVENUES:
Avista Utilities	$206,622	$190,973
Energy Marketing and Resource Management	31,979	40,152
Avista Advantage	4,970	3,964
Other	3,615	3,452
Intersegment eliminations	(28,633)	(18,980)

Total operating revenues	$218,553	$219,561

RESOURCE COSTS:
Avista Utilities	$90,377	$78,254
Energy Marketing and Resource Management	22,383	20,245
Intersegment eliminations	(28,633)	(18,980)

Total resource costs	$84,127	$79,519

GROSS MARGINS (energy related businesses):
Avista Utilities	$116,245	$112,719
Energy Marketing and Resource Management	9,596	19,907

Total gross margins (energy related businesses)	$125,841	$132,626

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$26,996	$23,283
Energy Marketing and Resource Management	—	—
Avista Advantage	1,967	2,433
Other	3,511	3,537

Total operations and maintenance expenses	$32,474	$29,253

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$16,159	$16,108
Energy Marketing and Resource Management	4,037	6,905
Avista Advantage	2,308	2,360
Other	867	8,028

Total administrative and general expenses	$23,371	$33,401

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$17,430	$16,250
Energy Marketing and Resource Management	316	309
Avista Advantage	704	746
Other	454	432

Total depreciation and amortization expenses	$18,904	$17,737

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$41,026	$41,194
Energy Marketing and Resource Management	4,616	12,306
Avista Advantage	(307)	(1,894)
Other	(1,226)	(8,564)

Total income from operations	$44,109	$43,042

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$10,711	$12,004
Energy Marketing and Resource Management	3,180	8,506
Avista Advantage	(325)	(1,354)
Other	(853)	(6,864)

Total income from continuing operations	$12,713	$12,292

ASSETS (2002 amounts as of December 31):
Avista Utilities	$2,255,453	$2,184,008
Energy Marketing and Resource Management	1,187,284	1,349,626
Avista Advantage	29,513	31,733
Other	45,294	42,866
Discontinued Operations	—	5,900

Total assets	$3,517,544	$3,614,133

CAPITAL EXPENDITURES:
Avista Utilities	$18,220	$14,454
Energy Marketing and Resource Management	474	2,266
Avista Advantage	39	—
Other	311	63

Total capital expenditures	$19,044	$16,783

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Six Months Ended June 30
Dollars in thousands

	2003	2002

OPERATING REVENUES:
Avista Utilities	$466,362	$476,631
Energy Marketing and Resource Management	127,684	100,300
Avista Advantage	9,734	7,763
Other	7,715	6,379
Intersegment eliminations	(81,221)	(44,839)

Total operating revenues	$530,274	$546,234

RESOURCE COSTS:
Avista Utilities	$234,905	$244,200
Energy Marketing and Resource Management	89,187	65,948
Intersegment eliminations	(81,221)	(44,839)

Total resource costs	$242,871	$265,309

GROSS MARGINS (energy related businesses):
Avista Utilities	$231,457	$232,431
Energy Marketing and Resource Management	38,497	34,352

Total gross margins (energy related businesses)	$269,954	$266,783

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$53,283	$47,873
Energy Marketing and Resource Management	—	—
Avista Advantage	4,207	5,048
Other	7,301	6,960

Total operations and maintenance expenses	$64,791	$59,881

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$33,155	$30,550
Energy Marketing and Resource Management	12,631	11,201
Avista Advantage	4,660	4,902
Other	1,512	9,819

Total administrative and general expenses	$51,958	$56,472

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$34,834	$32,477
Energy Marketing and Resource Management	620	695
Avista Advantage	1,389	1,501
Other	1,003	816

Total depreciation and amortization expenses	$37,846	$35,489

INCOME FROM OPERATIONS (PRE-TAX):
Avista Utilities	$77,899	$86,390
Energy Marketing and Resource Management	24,421	21,430
Avista Advantage	(1,102)	(4,310)
Other	(2,119)	(11,256)

Total income from operations	$99,099	$92,254

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$19,036	$25,249
Energy Marketing and Resource Management	16,245	16,686
Avista Advantage	(964)	(2,646)
Other	(3,162)	(10,021)

Total income from continuing operations	$31,155	$29,268

ASSETS (2002 amounts as of December 31):
Avista Utilities	$2,255,453	$2,184,008
Energy Marketing and Resource Management	1,187,284	1,349,626
Avista Advantage	29,513	31,733
Other	45,294	42,866
Discontinued Operations	—	5,900

Total assets	$3,517,544	$3,614,133

CAPITAL EXPENDITURES:
Avista Utilities	$36,805	$32,928
Energy Marketing and Resource Management	1,097	4,381
Avista Advantage	186	—
Other	721	70

Total capital expenditures	$38,809	$37,379

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2003 and 2002 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

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

Business Segments

Financial information for each of the Company’s lines of business is reported in the Schedule of Information by Business Segments. Such information is an integral part of these consolidated financial statements. The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management line of business operations primarily include non-regulated electricity and natural gas marketing and resource management activities including derivative commodity instruments such as futures, options, swaps and other contractual arrangements. Avista Advantage is a provider of internet-based facility intelligence, cost management, billing and information services to retail customers throughout North America. The Other line of business includes other investments and operations of various subsidiaries as well as the operations of Avista Capital on a parent company only basis.

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

Avista Energy Operating Revenues

For all periods ending on or before December 31, 2002, Avista Energy followed Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” with respect to all contracts entered into after October 25, 2002. Effective January 1, 2003, Avista Energy follows SFAS No. 133 with respect to all contracts. Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts, which are not accounted for as derivatives under SFAS No. 133, are reported on a gross basis in operating revenues.

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

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Interest income	$1,601	$1,898	$2,604	$4,111
Interest on power and natural gas deferrals	2,023	2,407	3,838	5,443
Net gain (loss) on the disposition of assets	(186)	(523)	(205)	1,844
Net loss on subsidiary investments	79	(383)	(1,476)	(454)
Other expense	(2,163)	(2,167)	(3,762)	(4,304)
Other income	684	2,183	1,236	3,833

Total	$2,038	$3,415	$2,235	$10,473

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

If compensation expense for the Company’s stock option plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (dollars in thousands):
As reported	$8,969	$10,345	$25,101	$21,445
Pro forma	$8,256	$9,528	$23,668	$19,839
Earnings per common share, basic and diluted
As reported	$0.17	$0.20	$0.50	$0.42
Pro forma	$0.16	$0.19	$0.47	$0.39

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals” and “Natural Gas Cost Deferrals” below for further information), investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory assets offsetting energy commodity derivative liabilities (see Note 5 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30,	December 31,
	2003	2002

Regulatory asset for postretirement benefit obligation	$4,491	$4,728
Demand side management and conservation programs	21,051	23,733
Other	1,416	1,274

Total	$26,958	$29,735

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

The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities as part of a larger portfolio. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. In July 2003, the WUTC staff and the Public Counsel Section of the Attorney General’s Office filed testimony recommending termination of the Natural Gas Benchmark Mechanism in Washington at the end of January 2004. The termination of the mechanism would result in natural gas procurement operations being performed by Avista Utilities for Washington natural gas customers. If the WUTC determines that the mechanism should not be terminated, WUTC staff and Public Counsel recommend that the level of benefits provided to Avista Utilities’ customers be increased. During August 2003, Avista Utilities will file its response to the WUTC staff and Public Counsel recommendations requesting the continuation of the Natural Gas Benchmark Mechanism and further explaining the benefits that customers receive by having natural gas procurement operations managed by Avista Energy as part of a larger natural gas portfolio. Hearings will be held before the WUTC during

AVISTA CORPORATION

September 2003 to determine any changes and whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

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

Power Cost Deferrals

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.9 percent as of June 30, 2003. Total deferred power costs for Washington customers were $120.1 million and $123.7 million as of June 30, 2003 and December 31, 2002, respectively.

In June 2002, the WUTC issued an order that became effective July 1, 2002. The order provided for the restructuring of rate increases previously approved by the WUTC totaling 31.2 percent. The general increase to base retail rates was 19.3 percent and the remaining 11.9 percent represents the continued recovery of deferred power costs. In the June 2002 rate order, the WUTC approved the establishment of an Energy Recovery Mechanism (ERM). The ERM replaced a series of temporary deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company.

Under the ERM, Avista Utilities agreed to make an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power costs transactions for the prior calendar year. The settlement agreement establishing the ERM provided for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its first annual filing with the WUTC in March 2003 related to $18.4 million of deferred power costs incurred for the period July 1, 2002 through December 31, 2002. Previous settlement agreements established the prudence and recoverability of power costs incurred through June 30, 2002. In May 2003, the WUTC Staff, the Industrial Customers of Northwest Utilities, and the Public Counsel Section of the Attorney General’s Office filed a motion for a pre-hearing conference related to Avista Utilities’ March 2003 ERM filing. As a result of that motion, a pre-hearing conference was held in May 2003 and an order was issued by the WUTC. In the order, a procedural schedule was set that includes the filing of testimony by all parties in August and September 2003 and an evidentiary hearing is scheduled for October 2003.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual net power supply costs and the amount included in base retail rates. The PCA mechanism allows for the deferral of 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2.0 percent as of June 30, 2003. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. In August 2003, Avista Utilities filed a status report with the IPUC to request a continuation of the PCA surcharge. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period. Total deferred power costs for Idaho customers were $28.7 million and $31.5 million as of June 30, 2003 and December 31, 2002, respectively.

AVISTA CORPORATION

Natural Gas Cost Deferrals

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $13.6 million and $11.5 million as of June 30, 2003 and December 31, 2002, respectively.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires the initial measurement of the liability at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement requires the disclosure of pro forma net income and earnings per common share had the Company adopted the fair value method of accounting for stock-based compensation in a more prominent place in the financial statements (see Note 1 “Stock-based Compensation”). This statement also requires the disclosure of pro forma net income and earnings per common share in interim as well as annual financial statements. The alternative transition methods and annual financial statement disclosures are effective for fiscal years ending after December 15, 2002. Interim disclosures are required for periods ending after December 15, 2002. The adoption of this statement affects the Company’s disclosures. As the Company has not elected to adopt the fair value method of accounting for stock-based compensation, the adoption of this statement does not have any impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, (in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contain financing components). This statement is effective for contracts entered into or modified after June 30, 2003, except as stated

AVISTA CORPORATION

below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that were effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when-issued” securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Avista Utilities may enter into certain forward contracts that will no longer meet the normal purchases and sales exception in accordance with the provisions of SFAS No. 149. This statement requires that certain new forward contracts which could be entered into on or after July 1, 2003, will be recorded as assets or liabilities at market value with an offsetting regulatory asset or liability as authorized by regulatory accounting orders (see Note 5). As such, the adoption of this statement may increase the assets and liabilities of the Company without any material impact on the results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement will require the Company to classify certain financial instruments as liabilities that have historically been classified as equity. This statement requires the Company to classify as a liability financial instruments that are subject to mandatory redemption at a specified or determinable date or upon an event that is certain to occur. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for prior periods is not permitted. The adoption of this statement during the quarter ended September 30, 2003 will require that the Company classify $100.0 million of mandatorily redeemable preferred trust securities and $31.5 million of preferred stock subject to mandatory redemption as liabilities on the Consolidated Balance Sheet. The adoption of this statement will also require that the Company classify preferred stock dividends as interest expense in the Consolidated Statements of Income and Comprehensive Income. Preferred stock dividends were $1.1 million for the six months ended June 30, 2003. The adoption of this statement will not affect the covenants of the Company’s $245.0 million committed line of credit, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter.

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF Issue No. 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This statement now applies to all contracts as of January 1, 2003. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts, that are not considered derivatives, from their market value to their cost basis. Any gains or losses on contracts, that are not considered derivatives, are recognized when the contracts are settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133.

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

AVISTA CORPORATION

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

This FASB interpretation requires the Company to consolidate WP Funding LP effective July 1, 2003. WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of June 30, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. Based on current information, the book value of the debt and equity of WP Funding LP exceeds the book value of the Rathdrum CT by approximately $15.5 million ($10.1 million, net of taxes). In accordance with regulatory accounting practices, the Company intends to record this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in previous state regulatory filings with the WUTC and IPUC. The adoption of this FASB interpretation will not affect the covenants of the Company’s $245.0 million committed line of credit, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter.

NOTE 3. DISCONTINUED OPERATIONS

In July 2003, Avista Corp. announced an investment by a group of private equity investors in a new entity, AVLB, Inc., which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. The investors have raised an initial $7.5 million in funding, which includes a commitment by Avista Corp. to provide funding of up to $1.5 million under certain conditions. Avista Corp. has a 19.9 percent ownership interest in AVLB, Inc. The reduction in Avista Corp.’s ownership interest in this business resulted in an impairment charge of $2.5 million (net of tax) during the three and six months ended June 30, 2003. Revenues for Avista Labs were $0.3 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Revenues for Avista Labs were $0.5 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of the operating assets of Avista Communications was complete by the end of 2002. Revenues for Avista Communications were $1.1 million and $3.1 million for the three and six months ended June 30, 2002, respectively.

Amounts reported as discontinued operations for the three and six months ended June 30, 2003 represent the operations of Avista Labs. Amounts reported as discontinued operations for the three and six months ended June 30, 2002 represents the operations of Avista Communications and Avista Labs as follows:

	Avista Labs	Avista Communications	Total

Three months ended June 30, 2002
Income (loss) before income taxes	$(4,187)	$1,557	$(2,630)
Income tax benefit (expense)	1,226	(543)	683

Income (loss) from discontinued operations	$(2,961)	$1,014	$(1,947)

Six months ended June 30, 2002
Income (loss) before income taxes	$(6,797)	$1,139	$(5,658)
Income tax benefit (expense)	2,380	(397)	1,983

Income (loss) from discontinued operations	$(4,417)	$742	$(3,675)

AVISTA CORPORATION

NOTE 4. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of June 30, 2003 and December 31, 2002, $56.0 million and $65.0 million, respectively, in accounts receivables were sold under this revolving agreement.

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

Avista Utilities enters into forward contracts to purchase or sell energy. Under forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into to manage Avista Utilities’ loads and resources as discussed in Note 6. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income and Comprehensive Income. Such realized gains or losses are recognized in the period of settlement subject to current or future recovery in retail rates. Realized gains and losses are reflected as adjustments through purchased gas cost adjustments, the ERM and the PCA mechanism.

Avista Utilities believes substantially all of its purchases and sales contracts for both capacity and energy qualify as normal purchases and sales under SFAS No. 133 and are not required to be recorded as derivative commodity assets and liabilities. Contracts, that are not considered derivatives under SFAS No. 133, are generally accounted for at cost until they are settled unless there is a decline in the fair value of the contract that is determined to be other than temporary. See Note 2 for a discussion of prospective changes that may have an impact on the accounting for certain new forward contracts when entered on or after July 1, 2003, in accordance with SFAS No. 149.

As of June 30, 2003, the utility derivative commodity asset balance was $53.2 million, the derivative commodity liability balance was $40.7 million and the offsetting net regulatory liability was $12.5 million. As of December 31, 2002, the utility derivative commodity asset balance was $60.3 million, the derivative commodity liability balance was $50.1 million and the offsetting net regulatory liability was $10.2 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The derivative commodity asset balance is included in Deferred Charges – Utility energy commodity derivative assets and the derivative commodity liability balance is included in Non-Current Liabilities and Deferred Credits – Utility energy commodity derivative liabilities on the Consolidated Balance Sheet. The offsetting net regulatory asset is included in Deferred Charges – Other regulatory assets and the offsetting net regulatory liability is included in Non-Current Liabilities and Deferred Credits – Other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

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

Avista Utilities

Avista Utilities sells and purchases wholesale electric capacity and energy to and from utilities and other entities under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities purchases and sells energy on an annual, quarterly, monthly, daily and hourly basis to match expected resources to expected energy requirements. This process includes hedging transactions as a means of managing risks. The extent of future wholesale transactions will be based on the projection of future needs, the availability of resources owned or under contract by Avista Utilities, wholesale market prices and changes to loads of Avista Utilities’ customers and contractual obligations.

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

The Risk Management Committee has limited the types of commodity instruments Avista Utilities may use to those related to electricity and natural gas commodities and those instruments are to be used for hedging price fluctuations associated with the management of energy resources owned or under contract by Avista Utilities.

Avista Energy

Avista Energy is an electricity and natural gas marketing and resource management business. Avista Energy focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements.

Effective January 1, 2003, Avista Energy accounts for energy trading contracts that meet the definition of a derivative in compliance with SFAS No. 133. Contracts not meeting the definition of a derivative are accounted for on an accrual basis. Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. In October 2002, the EITF rescinded Issue No. 98-10, which required Avista Energy to adopt SFAS No. 133. See Note 2 for further details.

Avista Energy purchases natural gas and electricity from producers and energy marketing and trading companies. Its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and energy marketing and trading companies. Avista Energy’s marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy trades natural gas and electricity derivative commodity instruments on national exchanges and through other unregulated exchanges and brokers from whom these commodity derivatives are available, and therefore can experience net open positions in

AVISTA CORPORATION

terms of price, volume, and specified delivery point. The open positions expose Avista Energy to the risk that fluctuating market prices may adversely impact its financial condition or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and requires daily reporting to management of potential financial exposure.

Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, monitoring its risk in comparison to established thresholds. VAR measures the expected portfolio loss under hypothetical adverse price movements over a given time interval within a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

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

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For electric derivative commodity instruments, these market prices are generally available through two years. For natural gas derivative commodity instruments, these market prices are generally available through three years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts, which are not accounted for as derivatives under SFAS No. 133, are reported on a gross basis in operating revenues. Costs from contracts, which are not accounted for as derivatives under SFAS No. 133, are reported on a gross basis in resource costs. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

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

The contract or notional amounts and terms of Avista Energy’s derivative commodity investments outstanding as of June 30, 2003 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Electric	87,176	85,481	14	313	699	3
Natural gas	55,400	68,920	6	405,041	397,493	2

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

AVISTA CORPORATION

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2003, and the average estimated fair value of those instruments held during the six months ended June 30, 2003, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of June 30, 2003				six months ended June 30, 2003

	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities

Electric	$257,447	$343,572	$237,416	$312,671	$330,084	$323,770	$311,037	$292,586
Natural gas	84,599	8,897	61,370	6,824	125,812	18,773	94,347	16,574

Total	$342,046	$352,469	$298,786	$319,495	$455,896	$342,543	$405,384	$309,160

The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2003 was approximately 6 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of June 30, 2003 was approximately 4 months. The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the six months ended June 30, 2003 was an unrealized loss of $16.7 million and is included in the Consolidated Statements of Income and Comprehensive Income in operating revenues. The change in the fair value position for the six months ended June 30, 2002 was an unrealized loss of $35.7 million.

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

Avista Utilities and Avista Energy manage, on a portfolio basis and on a delivery point basis, the market risks inherent in their activities subject to parameters established by the Company’s Risk Management Committee. These parameters include overall portfolio and delivery point volumetric limits. Market risks are monitored by the Risk Management Committee to ensure compliance with the Company’s risk management policies. Avista Utilities measures exposure to market risk through daily evaluation of the imbalance between projected loads and resources. Avista Energy measures the risk in its portfolio on a daily basis utilizing a VAR model and monitors its risk in comparison to established thresholds.

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

AVISTA CORPORATION

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

NOTE 7. SHORT-TERM BORROWINGS

On May 13, 2003, the Company amended its committed line of credit with various banks to increase the amount to $245.0 million from $225.0 million and extend the expiration date to May 11, 2004. The Company can issue up to $75.0 million in letters of credit under the amended committed line of credit. As of June 30, 2003 and December 31, 2002, the Company had $35.0 million and $30.0 million, respectively, of borrowings outstanding under this committed line of credit. As of June 30, 2003 and December 31, 2002, there were $11.5 million and $14.3 million in letters of credit outstanding, respectively. The committed line of credit is secured by $245.0 million of non-transferable first mortgage bonds of the Company issued to the agent banks. Such first mortgage bonds would only become due and payable in the event that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of June 30, 2003, the Company was in compliance with this covenant with a ratio of 53.2 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2003 to be greater than 1.6 to 1. As of June 30, 2003, the Company was in compliance with this covenant with a ratio of 2.08 to 1.

On July 25, 2003, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a committed credit agreement with a group of banks in the aggregate amount of $110.0 million expiring July 23, 2004, replacing a previous uncommitted credit agreement that had an extended expiration date of July 31, 2003. This new committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding under the previous uncommitted credit agreement as of June 30, 2003 and December 31, 2002. Letters of credit in the aggregate amount of $28.2 million and $17.4 million were outstanding as of June 30, 2003 and December 31, 2002, respectively.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants as well as certain counterparty agreements result in Avista Energy maintaining certain levels of cash and therefore inherently limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2003.

AVISTA CORPORATION

NOTE 8. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2003 and December 31, 2002 (dollars in thousands):

Maturity		Interest	June 30,	December 31,
Year	Description	Rate	2003	2002

2003	Secured Medium-Term Notes	6.25%	$15,000	$15,000
2005	Secured Medium-Term Notes	6.39%-6.68%	29,500	29,500
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2008	Secured Medium-Term Notes	6.89%-6.95%	20,000	20,000
2010	Secured Medium-Term Notes	6.67%-6.90%	10,000	10,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2018	Secured Medium-Term Notes	7.26%-7.45%	27,500	27,500
2023	Secured Medium-Term Notes	7.18%-7.54%	24,500	24,500

	Total secured long-term debt		313,500	313,500

2003	Unsecured Medium-Term Notes	6.75%-9.13%	45,950	56,250
2004	Unsecured Medium-Term Notes	7.42%	28,500	30,000
2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	5.99%-7.94%	25,850	26,000
2008	Senior Notes	9.75%	331,137	341,529
2008	Unsecured Medium-Term Notes	6.06%	25,000	25,000
2010	Unsecured Medium-Term Notes	8.02%	25,000	25,000
2012	Unsecured Medium-Term Notes	8.05%	12,000	12,000
2022	Unsecured Medium-Term Notes	8.15%-8.23%	5,000	10,000
2023	Unsecured Medium-Term Notes	7.99%	5,000	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100
2028	Unsecured Medium-Term Notes	6.37%-6.88%	25,000	35,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000

	Total unsecured long-term debt		624,237	661,579

	Other long-term debt		6,428	1,613

	Unamortized debt discount		(1,978)	(2,161)

	Total		942,187	974,531
	Current portion of long-term debt		(62,333)	(71,896)

	Total long-term debt		$879,854	$902,635

The following table details the Company’s debt repurchases from January 1, 2003 through August 12, 2003 (dollars in thousands):

Repurchase		Interest	Maturity	Principal
Date	Description	Rate	Year	Amount

January 2003	Unsecured Senior Notes	9.75%	2008	$10,000
February 2003	Unsecured Senior Notes	9.75%	2008	505
March 2003	Unsecured Medium-Term Notes	8.23%	2022	5,000
April 2003	Unsecured Medium-Term Notes	6.88%	2028	10,000
May 2003	Unsecured Medium-Term Notes	5.99%	2007	150
June 2003	Unsecured Medium-Term Notes	7.42%	2004	1,500
July 2003	Unsecured Medium-Term Notes	8.05%	2012	12,000
July 2003	Unsecured Senior Notes	9.75%	2008	3,000
August 2003	Unsecured Senior Notes	9.75%	2008	10,330

	Total debt repurchases			$52,485

In accordance with regulatory accounting practices, the total net premium on the repurchase of debt of $1.7 million will be amortized over the average remaining maturity of outstanding debt.

AVISTA CORPORATION

NOTE 9. INTEREST RATE SWAP AGREEMENTS

On May 7, 2003, Avista Corp. terminated an interest rate swap agreement that was entered into on July 17, 2002. This interest rate swap agreement effectively changed the interest rate on $25 million of Unsecured Senior Notes from a fixed rate of 9.75 percent to a variable rate based on LIBOR. With the termination of the interest rate swap agreement, Avista Corp. received $1.5 million, which was recorded as a deferred credit (as part of long-term debt) and will be amortized over the remaining term of the original agreement (through June 1, 2008).

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project). As of June 30, 2003, RP LLC had $118.4 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. Avista Power’s 49 percent ownership interest in RP LLC is accounted for under the equity method of accounting. As of June 30, 2003, there was an unrealized loss of $1.3 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheet.

NOTE 10. PREFERRED STOCK-CUMULATIVE

In March 2003, the Company redeemed 17,500 shares of preferred stock for $1.6 million, satisfying its redemption requirement for 2003.

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Income from continuing operations	$12,713	$12,292	$31,155	$29,268
Loss from discontinued operations	(3,744)	(1,947)	(4,864)	(3,675)

Net income before cumulative effect of accounting change	8,969	10,345	26,291	25,593
Cumulative effect of accounting change	—	—	(1,190)	(4,148)

Net income	8,969	10,345	25,101	21,445
Deduct: Preferred stock dividend requirements	547	608	1,125	1,216

Income available for common stock	$8,422	$9,737	$23,976	$20,229

Denominator:
Weighted-average number of common shares outstanding-basic	48,224	47,774	48,163	47,723
Effect of dilutive securities:
Restricted stock	—	2	—	3
Stock options	105	81	47	83

Weighted-average number of common shares outstanding-diluted	48,329	47,857	48,210	47,809

Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.25	$0.24	$0.62	$0.59
Loss per common share from discontinued operations	(0.08)	(0.04)	(0.10)	(0.08)

Earnings per common share before cumulative effect of accounting change	0.17	0.20	0.52	0.51
Loss per common share from cumulative effect of accounting change	—	—	(0.02)	(0.09)

Total earnings per common share, basic and diluted	$0.17	$0.20	$0.50	$0.42

AVISTA CORPORATION

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In December 2002, as a result of the investigation, the FERC trial staff, Avista Corp. and Avista Energy filed a joint motion announcing that the parties had reached an agreement in principle and requested that the procedural schedule be suspended. In the joint motion, the FERC trial staff stated that its investigation found no evidence that: (1) any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) Avista Utilities or Avista Energy withheld relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001.

In December 2002, the FERC’s administrative law judge approved the joint motion, suspending the procedural schedule in the FERC investigation regarding Avista Corp. and Avista Energy. In January 2003, the FERC trial staff, Avista Corp. and Avista Energy filed a completed agreement in resolution of the proceeding with the administrative law judge. The parties requested that the administrative law judge certify the agreement and forward it to the FERC commissioners for acceptance following a 30-day comment period.

In February 2003, the City of Tacoma (Tacoma) and California Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed comments in opposition to the agreement in resolution between the FERC trial staff, Avista Corp. and Avista Energy. PGE filed comments supporting the agreement in resolution, but took exception to how certain transactions were reported. On March 3, 2003, Avista Corp. and Avista Energy filed joint reply comments in response to Tacoma, the California Parties, and PGE. The FERC trial staff filed separate reply comments supporting the agreement in resolution and responding to Tacoma, the California Parties and PGE. The reply comments of Avista Corp., Avista

AVISTA CORPORATION

Energy and the FERC trial staff also reiterated the request that the administrative law judge certify the agreement in resolution and forward it to the FERC commissioners for approval.

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

At an April 9, 2003 prehearing conference relating to the ongoing investigation of Avista Corp. and Avista Energy, Avista Corp. proposed that the decision to certify the agreement between Avista Corp., Avista Energy and the FERC trial staff be delayed to further address certain issues and to allow for potential uncertainty to be removed with respect to the final resolution of the case. The FERC’s administrative law judge agreed and ordered a further prehearing conference to clarify certain issues raised in the March 26, 2003 FERC policy staff report on western energy markets.

On May 15, 2003, the FERC’s trial staff submitted supplementary information explaining its conclusions and addressing three narrowly focused issues related to the March 26, 2003 FERC policy staff report on western energy markets. The FERC’s administrative law judge held a further prehearing conference on May 20, 2003, at which time the FERC trial staff reviewed its findings and conclusions, and reiterated their recommendation to certify the agreement in resolution as supplemented. On May 27, 2003, Tacoma and the California Parties filed objections to the proposed agreement in resolution. Avista Corp., Avista Energy and the FERC trial staff each filed reply comments to Tacoma and the California Parties on June 3, 2003, reiterating their recommendations to the FERC’s administrative law judge for certification of the agreement in resolution.

On June 25, 2003, the FERC’s administrative law judge issued an order denying the request to certify the agreement in resolution and to forward it to the FERC commissioners for final approval. In the June 25, 2003 order, the FERC’s administrative law judge reinstated a procedural schedule that called for further testimony and hearings in the case.

On July 10, 2003, Avista Corp. and Avista Energy filed an appeal to the June 25, 2003 order. In the appeal, Avista Corp. and Avista Energy asserted that the FERC’s administrative law judge did not have the opportunity to consider how other orders, which were issued on June 25, 2003 by the FERC with respect to western energy markets and Enron, would impact the case. Those orders provided additional guidance with respect to improper trading activities and further validated the findings of the FERC trial staff’s investigation of Avista Corp. and Avista Energy. The FERC’s administrative law judge had 15 days to respond to the appeal.

On July 10, 2003, the FERC trial staff also filed a motion with the FERC’s administrative law judge asking for clarification and reconsideration of the June 25, 2003 order. The FERC’s trial staff requested that the agreement in resolution be certified and forwarded to the FERC commissioners for final approval without the need for a further hearing. On July 17, 2003, Avista Corp. and Avista Energy filed an answer to this motion with the FERC, which supported the FERC trial staff’s position.

On July 24, 2003, the FERC’s administrative law judge issued an order, which granted the FERC trial staff’s July 10, 2003 motion for reconsideration. In the order, the judge found that there are no unresolved issues of material fact and that the record is sufficient for the FERC to make a determination on the merits of the settlement. The judge certified the agreement in resolution and forwarded it to the FERC commissioners for final approval. In reaching this conclusion, the FERC’s administrative law judge considered the July 10, 2003 appeal by Avista Corp. and Avista Energy. However, this appeal was denied as it is considered moot in view of granting the FERC trial staff motion for reconsideration.

The certification states that “the Chief Judge further finds that the proposed settlement disposes of all issues set for hearing in this proceeding, that it is just, reasonable, and in the public interest.”

On August 8, 2003, the California Parties filed a motion with the FERC and the chief administrative law judge requesting that the judge reconsider his July 24, 2003 order granting reconsideration and canceling the procedural schedule, as well as, the judge’s certification of the agreement in resolution. In response to the filing, the chief administrative law judge stated that the proceeding is now out of his hands, since he certified the agreement in resolution and forwarded it to the FERC commissioners for their consideration. The chief administrative law judge indicated that he would advise the Secretary of the FERC that the California Parties’ motion be referred to the FERC commissioners for consideration.

U.S. Commodity Futures Trading Commission (CFTC) Subpoena

Beginning on June 17, 2002, the CFTC has issued several subpoenas directing Avista Corp. and Avista Energy to produce certain materials, make employees available for questions and to respond to certain interrogatories. The inquiries relate to whether the electricity and natural gas trades by Avista Corp. and Avista Energy, involved “round

AVISTA CORPORATION

trip trades,” “wash trades,” or “sell/buyback trades” and proper “price reporting”. Avista Corp. and Avista Energy are cooperating with the CFTC and providing the information requested by the CFTC.

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. On October 9, 2002, Gail West filed a similar class action lawsuit in the same court against the same parties. On November 7, 2002, Michael Atlas filed a similar class action lawsuit in the same court against the same parties. On November 21, 2002, Peter Arnone filed a similar class action lawsuit in the same court against the same parties. In their complaints, the plaintiffs assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In particular, the plaintiffs allege that the Company failed to disclose certain business practices that Avista Corp. was allegedly engaging in with EPMI and PGE. For further information see “Federal Energy Regulatory Commission Inquiry” above. The plaintiffs assert that such alleged misstatements and omissions have occurred in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action lawsuits assert claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. The plaintiffs are to file their amended and consolidated complaint on or before August 18, 2003. The Company intends to file a motion to dismiss these consolidated complaints and vigorously defend against these lawsuits.

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

AVISTA CORPORATION

in this threatened complaint are also the subject of FERC proceedings to examine potential refunds and in most cases are transactions for which Avista Energy is still owed payment.

Port of Seattle Complaint

On May 21, 2003, the Port of Seattle filed a complaint in the United States District Court for the Western District of Washington against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleges that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the WECC, by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. Several parties have moved to transfer this case to the United States District Court for the Southern District of California and to consolidate it with other pending actions. The Company intends to file a motion to dismiss this complaint.

State of Montana Complaint

On June 30, 2003, the Attorney General of the State of Montana (Montana AG) filed a complaint in the Montana District Court on behalf of the people of Montana and the Flathead Electric Cooperative, Inc. against numerous companies, including Avista Corp. The complaint alleges that the companies illegally manipulated western electric and natural gas markets in 2000 and 2001. The Montana AG also petitioned the Montana Public Service Commission to fine public utilities $1,000 a day for each day it finds they engaged in alleged “deceptive, fraudulent, anticompetitive or abusive practices” and order refunds when consumers were forced to pay more than just and reasonable rates. This case was subsequently moved to the United States District Court for the District of Montana. The Company intends to file a motion to dismiss this complaint.

Washington Consumer Class Action Lawsuit

On December 23, 2002, Nick A. Symonds filed a class action lawsuit in the United States District Court for the Western District of Washington against numerous purchasers and sellers of wholesale electricity and natural gas in the western United States, including Avista Utilities. The class action lawsuit asserts claims on behalf of all persons and businesses residing in Washington who were purchasers of electric and/or natural gas energy from any period beginning in January 2000 to the present. The complaint alleges that due to the deregulation of the California energy market, the defendants were able to unlawfully manipulate the wholesale energy market resulting in supply shortages and high energy prices across the western United States, including Washington. The complaint further alleges that high energy prices have resulted in profits for the defendants at the expense of rate-paying consumers in Washington. The complaint seeks treble damages, attorney fees and costs, and an order that defendants immediately remedy the alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The complaint further seeks an order enjoining the defendants from continuing any alleged unlawful practices relating to the purchase and sale of wholesale energy that affects rate-paying consumers in Washington. The defendants moved to consolidate this case with similar actions filed elsewhere and to seek transfer of these cases to the United States District Court for the Northern District of California. Subsequently, the plaintiff filed a motion to dismiss this complaint on May 1, 2003 and the court issued its order of dismissal without prejudice on June 2, 2003.

State of Washington Business and Occupation Tax

The State of Washington’s Business and Occupation Tax applies to gross revenue from business activities. For most types of business, the tax applies to the gross sales price received for goods or services. For certain types of financial trading activities, including the sale of stocks, bonds and other securities, the tax applies to the realized gain from the sale of the financial asset. On an audit for the period from July 1, 1997 through June 30, 2000, the Department of Revenue (DOR) took the position that approximately 20 percent of the forward energy trades of Avista Energy should not be treated as securities trades, but rather as energy deliveries. As a result, the DOR applied tax against the gross sales price of the energy contracts at issue. Avista Energy subsequently received an assessment of $14.5 million for tax and interest related to the disputed issue. It is the position of Avista Energy that all of its forward contract trading activities are substantively the same and there is no proper basis for the distinction made by

AVISTA CORPORATION

the DOR. An administrative appeal was filed with the DOR and a hearing was held on September 25, 2001. The DOR issued a Proposed Determination on December 4, 2002, which reiterated the original $14.5 million assessment. At the present time Avista Energy is still in active negotiations with the DOR with respect to a final resolution of this matter and believes that a satisfactory settlement can be reached. However, if a satisfactory settlement can not be reached, Avista Energy will have to record a charge and resolve the issue in court.

Sale of Pentzer Corporation Subsidiary

On May 16, 2003, an agreement in principle was reached to settle a lawsuit filed by IDX Corporation (IDX), formerly known as Store Fixtures Group, Inc. against Pentzer Corporation (Pentzer) in February 2001. The agreement provided for a settlement in the amount of approximately $2.0 million, which had been previously accrued by the Company. The court entered a Stipulation and Order of Dismissal on June 30, 2003. In February 2001, IDX filed a complaint against Pentzer in the United States District Court for the District of Massachusetts, alleging breach of contract and negligent misrepresentation relating to a stock purchase agreement. Pursuant to this agreement, Pentzer sold the capital stock of a group of companies on August 31, 1999. Plaintiff alleged that Pentzer breached various representations and warranties concerning financial statements and inventory, contending that reliance on such representations and warranties caused them to pay more for the group of companies than they were worth. In total, plaintiff alleged damages in the approximate amount of $7.8 million plus interest and attorney’s fees.

Colstrip Generating Project Complaint

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in units 3 and 4 of Colstrip, which is located in southeastern Montana. The plaintiffs allege damages to buildings as a result of rising ground water as well as damages from contaminated waters leaking from the lakes and ponds of Colstrip. The plaintiffs are seeking punitive damages, an order by the court to remove the lakes and ponds and the forfeiture of all profits earned from the generation of Colstrip. The Company is currently assessing the merits of this complaint and intends to work with the other owners of Colstrip in defense of this complaint.

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

An Agreed Order was signed by the DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) on March 13, 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE on August 10, 2001. On September 10, 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. On September 11, 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003 and approved by the DOE in May 2003. Work under the CAP commenced

AVISTA CORPORATION

during the second quarter of 2003. Negotiations are continuing with the third PLP with respect to the logistics of the CAP.

Spokane River

In March 2001, the DOE informed Avista Development, a subsidiary of Avista Capital, of a health advisory concerning PCBs found in fish caught in a portion of the Spokane River. In June 2001, Avista Development received official notice that it had been designated as a PLP with respect to contaminated sites on the Spokane River. The DOE discovered PCBs in fish and sediments in the Spokane River in the 1970s and 1980s. In the 1990s, the DOE performed subsequent sampling of the river and identified potential sources of the PCBs, including the Spokane Industrial Park (SIP) and a number of other entities in the area. The SIP, renamed Pentzer Development Corporation (Pentzer Development) in 1990, operated a wastewater treatment plant at the site until it was closed in December 1993. The SIP’s treatment plant discharged to the Spokane River under the terms of a National Pollutant Discharge Elimination System permit issued by the DOE. Pentzer Development sold the property in 1996 and merged with Avista Development in 1998. Avista Development filed a response to this notice in August 2001. In December 2001, the DOE confirmed Avista Development’s status as a PLP and named at least two other PLPs in this matter. During the first half of 2002, Avista and one other PLP met with the DOE to begin discussions and provide comments to the DOE on a draft Consent Decree and Scope of Work for a focused remedial investigation and feasibility study of the site. One other PLP has not been participating in negotiations. The Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site were finalized during the fourth quarter of 2002 and formally entered into Spokane County Superior Court in January 2003. As directed by Avista and the other PLP, the field work for the remedial investigation began in April 2003. The other PLP that has been participating in the negotiations has filed for bankruptcy; however, the bankruptcy court has permitted the disbursement of funds related to this environmental matter. In April 2003, the DOE released its study of wastewater and sludge handling from facilities owned by a fourth PLP. The DOE study indicated that the fourth PLP continued to discharge PCBs into the Spokane River. As directed by Avista and the other PLP, sampling of groundwater and completion of transects for bottom profiling of the Spokane River behind Upriver Dam was completed in May 2003 as part of the remedial investigation. It is currently expected that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River, contamination that resulted from decades of mining upstream at locations in Idaho and is not related to the activities of Avista Development.

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

AVISTA CORPORATION

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

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Certain of these risks and uncertainties are beyond the Company’s control. Such risks and uncertainties include, among others:

•	changes in the utility regulatory environment in the individual states in which the Company operates and the United States in general. This can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory and legislative decisions including FERC price controls, and including possible retroactive price caps and resulting refunds;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the implementation of the FERC’s proposed wholesale power market rules;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy;

•	wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	outages at any company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective generating facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or customer outages;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits;

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance.

AVISTA CORPORATION

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. However, there can be no assurance that the Company’s expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the Company’s business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following discussion and analysis is provided for the consolidated financial condition and results of operations of Avista Corp., including its subsidiaries. This discussion focuses on significant factors concerning the Company’s financial condition and results of operations and should be read along with the consolidated financial statements.

Avista Corp. Lines of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company is organized into four lines of business – Avista Utilities, Energy Marketing and Resource Management, Avista Advantage, and Other. Avista Utilities, an operating division of Avista Corp. and not a separate entity, represents the regulated utility operations. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies engaged in the non-utility lines of business. As of June 30, 2003, the Company had common equity investments of $467.1 million and $262.4 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT generating facility. In July 2003, the natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) was placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2. Including its ownership interest in Coyote Springs 2, Avista Utilities’ facilities have a total net capability of approximately 1,651 megawatts (MW), of which 58 percent is hydroelectric and 42 percent is thermal.

In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. Avista Utilities sells and purchases electric capacity and energy to and from utilities and other entities in the wholesale market under long-term contracts having terms of more than one year. In addition, Avista Utilities engages in an ongoing process of resource optimization which involves short-term purchases and sales in the wholesale market in pursuit of an economic selection of resources to serve retail and wholesale loads. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match expected resources to expected energy requirements. This process includes hedging transactions as a means of managing risks. The extent of future wholesale transactions will be based on the projection of future needs, the availability of resources owned or under contract by Avista Utilities, wholesale market prices and changes to loads of Avista Utilities’ customers and contractual obligations.

The Energy Marketing and Resource Management line of business is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing and resource management business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states as well as the provinces of British Columbia and Alberta, Canada. Avista Power was formed to develop and own generation assets. Avista Power continues to manage the generation assets it currently owns, primarily its 49 percent interest in a 270 megawatt (MW) natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project), which commenced commercial operation in September 2001.

Avista Advantage, Inc. (Avista Advantage) is a provider of internet based facility intelligence, cost management, billing and information services to multi-site retail customers throughout North America. Its primary product lines

AVISTA CORPORATION

include consolidated billing, resource accounting, energy analysis and load profiling services.

The Other line of business includes Avista Ventures, Inc. (Avista Ventures), Pentzer Corporation (Pentzer), Avista Development, Avista Services and the operations of Avista Capital that are not included through its subsidiaries. Included in this line of business is Advanced Manufacturing and Development, a subsidiary of Avista Ventures that performs custom manufacturing of sheet metal of electronic enclosures, parts and systems for the computer, telecom and medical industries. Advanced Manufacturing and Development also has a wood products division that provides complete fabrication and turnkey assembly for arcade games, kiosks, store fixtures, and displays. The Company continues to limit its future investment in the Other line of business.

In July 2003, Avista Corp. announced an investment by a group of private equity investors in a new entity, AVLB, Inc., which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As such, these operations are reported as a discontinued operation. The investors have raised an initial $7.5 million in funding, which includes a commitment by Avista Corp. to provide funding of up to $1.5 million under certain conditions. The Company has a 19.9 percent ownership interest in AVLB, Inc.

In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications, Inc. (Avista Communications), formerly part of the Information and Technology line of business with Avista Advantage and Avista Labs. The divestiture of operating assets was complete by the end of 2002. The operations of Avista Communications are included as part of discontinued operations during the three and six months ended June 30, 2002.

Avista Utilities – Regulatory Matters

The Company regularly reviews the need for electric or natural gas rate changes in each state in which it provides service.

Avista Utilities filed a natural gas general rate case in Oregon during April 2003. Avista Utilities requested an overall rate increase of 11.8 percent (or $7.5 million in annual revenues) with an overall rate of return of 9.86 percent and a return on equity of 11.75 percent. The Company has reached an all-party stipulation agreement in the Oregon natural gas general rate case with respect to cost of capital issues. This stipulation agreement resolves issues with respect to capital structure, the cost of debt (including preferred stock) and the return on common equity. The stipulation agreement provides for an overall rate of return of 8.88 percent, a return on equity of 10.25 percent and reduces the requested annual revenue increase to $6.9 million. The OPUC has up to 10 months to review and finalize this general rate case filing, including the stipulation agreement with respect to cost of capital issues.

Natural gas commodity prices increased significantly towards the end of 2002 and into the first half of 2003 before declining somewhat during June and July of 2003. The Company is well connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other parts of the United States and Canada. Natural gas commodity costs in excess of the amount recovered in current rates are deferred and recovered in future periods with applicable regulatory approval through adjustments to rates. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and potential natural gas development in the future.

During the second half of 2002, Avista Utilities adjusted its natural gas rates in response to a decrease in current and projected natural gas costs at that time. During the fourth quarter of 2002, natural gas rate decreases of 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. As discussed above, current and projected natural gas prices have increased towards the end of 2002 and into the first half of 2003. In August 2003, Avista Utilities filed requests for natural gas rate increases of 8.7 percent in Washington, 2.4 percent in Idaho, 18.0 percent in Oregon and 15.0 percent in California. These natural gas rate increases and decreases are designed to pass through changes in purchased natural gas costs to customers and reduce operating revenues and resource costs with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $13.6 million and $11.5 million as of June 30, 2003 and December 31, 2002, respectively.

The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and consolidated natural gas procurement operations under Avista Energy, the Company’s non-regulated subsidiary. The ownership

AVISTA CORPORATION

of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities as part of Avista Energy’s portfolio of natural gas assets. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. In April 2003, the Company filed a proposal to amend certain aspects of the Natural Gas Benchmark Mechanism and related Agency Agreement and has requested an extension through March 31, 2007. In July 2003, the WUTC staff and the Public Counsel Section of the Attorney General’s Office filed testimony recommending termination of the Natural Gas Benchmark Mechanism in Washington at the end of January 2004. The termination of the mechanism would result in natural gas procurement operations being performed by Avista Utilities for Washington natural gas customers. If the WUTC determines that the mechanism should not be terminated, WUTC staff and Public Counsel recommend that the level of benefits provided to Avista Utilities customers be increased. During August 2003, Avista Utilities will file its response to the WUTC staff and Public Counsel recommendations requesting the continuation of the Natural Gas Benchmark Mechanism and further explaining the benefits that customers receive by having natural gas procurement operations managed by Avista Energy as part of a larger natural gas portfolio. Hearings will be held before the WUTC during September 2003 to determine any changes and whether or not the Natural Gas Benchmark Mechanism and related Agency Agreement will be extended beyond January 29, 2004.

A power purchase and sales contract with Potlatch Corporation (Potlatch) expired on December 31, 2001. Potlatch’s Lewiston, Idaho facility has electric requirements of about 100 aMW. The facility also typically produces approximately 60 aMW of self-generation. Since January 2002, Potlatch had been using its generation for a portion of its own electric requirements, which resulted in a net electric requirement on Avista Utilities’ system of approximately 40 aMW. In December 2002, Potlatch filed a complaint with the IPUC requesting that Avista Utilities be required to purchase its self-generation at a rate equivalent to Avista Utilities’ avoided costs. During July 2003, Avista Utilities and Potlatch executed a ten-year power purchase and sales contact, under which Avista Utilities will purchase up to 62 aMW of Potlatch’s base self-generation at a price slightly below the IPUC administratively determined avoided cost rate. Additionally, Avista Utilities may from time to time purchase generation above the base generation amount, which Potlatch may make available, at a price somewhat below market conditions at that time. Avista Utilities will serve Potlatch’s entire electric requirements of approximately 100 aMW at the retail tariff rates established for large industrial customers, unless a different rate is subsequently ordered by the IPUC. The agreement is subject to the approval of the IPUC, including the full recovery of any cost differences through the Idaho PCA mechanism or base retail rates. If approved by the IPUC, Avista Utilities does not expect the agreement to have a material impact on future net income. However, it would result in an increase in both retail revenues and resource costs.

In May 2003, Avista Utilities submitted its 2003 Integrated Resource Plan (IRP) to the WUTC and the IPUC. The IRP describes the mix of generating resources including an investment in wind power starting in 2008, as well as energy efficiency programs to meet future electric power needs at least cost. The IRP is created every two years with a 20-year view to the future.

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

In the June 2002 rate order, the WUTC approved the establishment of the ERM. The ERM replaced a series of temporary power cost deferral mechanisms that were in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90

AVISTA CORPORATION

percent of the power supply costs exceeding or below the initial $9 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company.

The Company expensed the initial $9.0 million of power supply costs above the amount included in base retail rates during the first quarter of 2003. The majority of these costs relate to fuel contracts entered into during 2001 that expire in 2004 for the Company’s thermal generating units.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power costs transactions for the prior calendar year. The settlement agreement establishing the ERM provided for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its first annual filing with the WUTC on March 28, 2003 related to $18.4 million of deferred power costs incurred for the period July 1, 2002 through December 31, 2002. Previous settlement agreements established the prudence and recoverability of power costs incurred through June 30, 2002. On May 8, 2003 the WUTC Staff, the Industrial Customers of Northwest Utilities, and the Public Counsel Section of the Attorney General’s Office filed a motion for a pre-hearing conference related to Avista Utilities’ March 28, 2003 ERM filing. As a result of that motion, a pre-hearing conference was held on May 23, 2003 and an order was issued by the WUTC on May 27, 2003. In the order, a procedural schedule was set that includes the filing of testimony by all parties in August and September 2003 and an evidentiary hearing is scheduled for October 15-17, 2003.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval to recover or rebate a portion of the difference between actual net power supply costs and the amount included in base retail rates. The PCA mechanism allows for the deferral of 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. In October 2002, the IPUC issued an order extending a 19.4 percent PCA surcharge for Idaho electric customers. The PCA surcharge will remain in effect until October 2003. In August 2003, Avista Utilities filed a status report with the IPUC to request a continuation of the PCA surcharge. If review of the status report and the actual balance of deferred power costs support continuation of the PCA surcharge, the IPUC has indicated that it anticipates the PCA surcharge will be extended for an additional period.

The following table shows activity in deferred power costs for Washington and Idaho during 2002 and the six months ended June 30, 2003 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2001	$140,238	$73,087	$213,325
Activity from January 1 – December 31, 2002:
Power costs deferred	22,423	13,471	35,894
Unrealized gain on fuel contracts (1)	(7,068)	(3,485)	(10,553)
Interest and other net additions	6,726	888	7,614
Amortization of deferred credit	—	(27,711)	(27,711)
Recovery of deferred power costs through retail rates	(38,570)	(24,732)	(63,302)

Deferred power costs as of December 31, 2002	123,749	31,518	155,267
Activity from January 1 – June 30, 2003:
Power costs deferred	5,397	9,198	14,595
Unrealized loss on fuel contracts (1)	505	257	762
Interest and other net additions	3,464	355	3,819
Recovery of deferred power costs through retail rates	(13,056)	(12,636)	(25,692)

Deferred power costs as of June 30, 2003	$120,059	$28,692	$148,751

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

During a year having normal streamflow conditions, Avista Utilities would expect to have generation from its hydroelectric resources (both owned and purchased under long-term hydroelectric contracts) of approximately 550 aMW. For 2002, streamflow conditions were 112 percent of normal and hydroelectric generation was 553 aMW (101 percent of normal). Current forecasts indicate that streamflow conditions for 2003 are expected to be approximately 88 percent of normal. Avista Utilities currently estimates that hydroelectric generation will be 508 aMW (92 percent of normal) in 2003. Based on current projections, total deferred power costs are expected to be

AVISTA CORPORATION

approximately $147 million at the end of 2003. It is expected that the recovery of deferred power costs will take several years.

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

California Energy Market

In early 2001, California’s two largest utilities, Southern California Edison (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CalPX), California Independent System Operator (CalISO), and Automated Power Exchange (APX). Consequently, CalPX, CalISO and APX defaulted on their payment obligations to Avista Energy. PG&E and CalPX filed voluntary petitions under chapter 11 of the bankruptcy code for protection from creditors. On March 1, 2002, SCE paid its past due obligations to the CalPX and various other creditors; however, these funds did not flow directly to Avista Energy. As of June 30, 2003, Avista Energy’s accounts receivable outstanding related to defaulting parties in California did not exceed its reserves for uncollected amounts, cost of collection, and refunds. Avista Energy is currently pursuing recovery of the defaulted obligations.

In July 2001, the FERC issued an order to commence a fact-finding hearing to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California spot market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. However, in 2002 the FERC announced that it was considering changing the method used to determine natural gas costs for calculating refunds in this proceeding, which would delay their findings. Furthermore, on November 20, 2002, the FERC issued a Discovery Order, which reopened the evidentiary record and allowed parties in the proceeding to conduct additional discovery for the period January 1, 2000 to June 20, 2001. The November 20, 2002 Discovery Order required that, by no later than March 3, 2003, the market participants provide relevant documents to support any proposed recommendations to the FERC. The Discovery Order also afforded parties in this proceeding the opportunity to respond by March 20, 2003 to submissions made by March 3, 2003. On December 12, 2002, the FERC administrative law judge issued a Certification of Proposed Findings on California Refund Liability detailing the proposed refund amounts, which was presented to the FERC for consideration.

Several parties filed documents with the FERC on March 3, 2003 presenting supplemental information regarding alleged improper market conduct and requests for refunds and other relief under the additional discovery procedures set forth in both the California and Pacific Northwest refund proceedings. The filing parties include the California Parties (a joint filing including the Attorney General of the State of California, the California Electricity Oversight Board, the CPUC, and PG&E), the City of Tacoma and Port of Seattle (jointly), the City of Seattle, and the Washington State Attorney General. The filing parties, with the exception of the Washington State Attorney General, have made specific allegations with regard to many companies, including Avista Corp. and Avista Energy. Based upon review of the filings, there were no new allegations or information not known to and addressed by the FERC trial staff in a separate investigation of Avista Corp. and Avista Energy. Avista Corp. and Avista Energy filed reply comments in response to the allegations of the parties in March 2003.

On March 26, 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Several of the companies named in the March 26, 2003 report, including Avista Corp. and Avista Energy, have already been subject to a FERC investigation. As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 12 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, the FERC trial staff states that its investigation found no evidence that: (1) any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) Avista Utilities or Avista Energy withheld relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. On July 24, 2003, the FERC’s administrative law judge certified the agreement in

AVISTA CORPORATION

resolution with respect to the FERC’s investigation of Avista Corp. and Avista Energy and forwarded it to the FERC commissioners for final approval. See further discussion of this FERC investigation of Avista Corp. and Avista Energy at “Federal Energy Regulatory Commission Inquiry” in “Note 12 of the Notes to Consolidated Financial Statements.”

On March 26, 2003, the FERC also addressed issues related to refund proceedings in the California energy markets. Based on current information, the Company believes that it has sufficient reserves in place for potential California refunds.

On June 25, 2003, the FERC issued two broad show cause orders to over 60 power trading companies (Avista Corp. and Avista Energy were not included) that are alleged to have engaged in manipulative practices that disrupted western energy markets in 2000 and 2001. On June 25, 2003, the FERC also announced that it had not found evidence that would support the modification of certain long-term power contracts in western energy markets, saying that it would not be in the public interest and that buyers had failed to make a case for such action.

On June 25, 2003, the FERC issued an order with respect to the bidding behavior and practices engaged in by participants in the short-term energy markets operated by the CalISO and the CalPX. This order calls for the review of bids above $250 per MW made by participants during the period from May 1, 2000 to October 2, 2000. This order was made in response to the March 26, 2003 FERC policy staff report on western energy markets, which indicated that certain bids for this period appeared to have been excessive. Market participants with bids above $250 per MW during the period described above will be required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy is subject to this review. Avista Energy maintains that it has engaged in sound business practices in accordance with established market rules.

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

On March 26, 2003 the FERC policy staff issued a report recommending that the FERC reconsider the refund proceedings in the Pacific Northwest energy markets. On May 6, 2003, the Transaction Finality Group (comprised primarily of western utility and energy companies, including Avista Corp. and Avista Energy) requested oral arguments before the FERC in the Pacific Northwest refund proceedings. In its request to the FERC, the Transaction Finality Group stated, among other things, that any action that the FERC takes regarding the electricity market prices in the Pacific Northwest during 2000 and 2001 will retroactively disturb thousands of completed and long-settled bilateral contracts. On June 25, 2003, the FERC denied the request of certain parties for retroactive refunds for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. On July 25, 2003, the Transaction Finality Group filed a request for rehearing supporting the FERC’s decision to deny retroactive refund claims in the Pacific Northwest spot market but raising argument on certain procedural issues only in the event that the FERC entertains additional arguments in the case. Also on July 25, 2003, several other parties filed requests for rehearing on the FERC’s order.

See further information under “Federal Energy Regulatory Commission Inquiry,” “U.S. Commodity Futures Trading Commission (CFTC) Subpoena,” “California Energy Markets,” “Port of Seattle Complaint,” “State of Montana Complaint” and “Washington Consumer Class Action Lawsuit” in “Note 12 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

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

Results of Operations

Diluted earnings (loss) per common share by business segments

The following table presents diluted earnings (loss) per common share by business segments for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Avista Utilities	$0.21	$0.24	$0.37	$0.50
Energy Marketing and Resource Management	0.07	0.18	0.34	0.35
Avista Advantage	(0.01)	(0.03)	(0.02)	(0.05)
Other	(0.02)	(0.15)	(0.07)	(0.21)

Earnings per common share from continuing operations	0.25	0.24	0.62	0.59
Loss per common share from discontinued operations	(0.08)	(0.04)	(0.10)	(0.08)

Earnings per common share before cumulative effect of accounting change	0.17	0.20	0.52	0.51
Loss per common share from cumulative effect of accounting change	—	—	(0.02)	(0.09)

Total earnings per common share, diluted	$0.17	$0.20	$0.50	$0.42

AVISTA CORPORATION

Overall Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Income from continuing operations was $12.7 million for the three months ended June 30, 2003 compared to $12.3 million for the three months ended June 30, 2002. The increase was primarily due to a decrease in the net losses recorded by Avista Advantage and the Other business segment, partially offset by decreased net income recorded by Energy Marketing and Resource Management and Avista Utilities.

Energy Marketing and Resource Management recorded net income of $3.2 million for the three months ended June 30, 2003 compared to $8.5 million for the three months ended June 30, 2002. During the three months ended June 30, 2003, Avista Energy’s earnings were negatively impacted by the effects of accounting for energy contracts under SFAS No. 133. Avista Energy’s transition to SFAS No. 133 resulted in contracts, which are not considered derivatives, no longer being accounted for at market value and could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. This increase in volatility is due to the fact that certain contracts, which are not considered derivatives, economically hedge contracts that are accounted for as derivative instruments at market value under SFAS No. 133.

Net income recorded by Avista Utilities was $10.7 million for the three months ended June 30, 2003, compared to $12.0 million for the three months ended June 30, 2002. The decrease for Avista Utilities is primarily due to an increase in other operating expenses, partially offset by an increase in gross margin and a decrease in interest expense.

Avista Advantage incurred a net loss of $0.3 million for the three months ended June 30, 2003 compared to $1.4 million for the three months ended June 30, 2002. The decrease in the net loss was primarily due to an increase in operating revenues and a decrease in operating expenses.

The Other line of business incurred a net loss of $0.9 million for the three months ended June 30, 2003 compared to $6.9 million for the three months ended June 30, 2002. The decrease in the net loss was primarily due to a reduction in litigation costs and settlements.

Total revenues decreased $1.0 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Avista Utilities’ revenues increased $15.6 million, or 8 percent, primarily due to increased electric revenues, partially offset by decreased retail natural gas revenues. The increase in electric revenues reflects an increase in retail, wholesale and other revenues. The decrease in natural gas revenues was primarily due to natural gas rate decreases implemented during the fourth quarter of 2002. Revenues from Energy Marketing and Resource Management decreased $8.2 million, or 20 percent, primarily due to a decrease in net trading revenue partially offset by increased revenues on contracts, which are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities). The transition to SFAS No. 133 resulted in certain contracts with net unrecognized gains of $4.3 million for the three months ended June 30, 2003 not being accounted for at market value. These gains are recognized as transactions under the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized losses for the three months ended June 30, 2003, that are considered derivatives under SFAS No. 133, and as such are recorded at market value. Revenues from Avista Advantage increased 25 percent to $5.0 million primarily as a result of customer growth. Revenues from the Other line of business increased $0.2 million primarily due to increased revenues from Advanced Manufacturing and Development. Intersegment eliminations increased to $28.6 million for the three months ended June 30, 2003 from $19.0 million for the three months ended June 30, 2002 representing increased sales of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Total resource costs increased $4.6 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Resource costs for Avista Utilities increased $12.1 million primarily due to an increase in power purchased and other fuel costs, partially offset by a decrease in the net amortization of deferred power and natural gas costs. The increase in power purchased expense was primarily due to an increase in the price of power and partially due to an increase in the volume of wholesale power purchases. The net amortization of deferred power and natural gas costs was $1.0 million for the three months ended June 30, 2003, compared to $13.1 million for the three months ended June 30, 2002. Resource costs for Energy Marketing and Resource Management increased $2.1 million due to an increase in costs from contracts, that are not accounted for as derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities), partially offset by a change in natural gas inventory valuations. Intersegment eliminations increased to $28.6 million for the three months ended June 30, 2003 from $19.0 million for the three months ended June 30, 2002 representing increased purchases of natural gas under the

AVISTA CORPORATION

Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $3.2 million primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Avista Advantage. The increase in operations and maintenance expenses for Avista Utilities reflects increased pension costs. The increase for Avista Utilities was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the last half of 2002 and the first half of 2003 as the second half of 2001 and the first half of 2002. Avista Advantage continues to be focused on reducing operating expenses by improving efficiencies and reducing the workforce.

Administrative and general expenses decreased $10.0 million primarily due to decreased expenses for the Other business segment and Energy Marketing and Resource Management. The decrease for Energy Marketing and Resource Management was primarily a result of decreased incentive compensation expenses resulting from decreased earnings. Administrative and general expenses for the Other business segment decreased primarily due to reduced litigation costs and settlements.

Taxes other than income taxes decreased $1.0 million primarily due to decreased retail natural gas revenues and related taxes for Avista Utilities.

Interest expense decreased $3.5 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 primarily due to a decrease in the average balance of debt outstanding. During 2002, the Company repurchased $203.6 million of long-term debt. The Company repurchased $27.2 million of long-term debt during the six months ended June 30, 2003. The Company expects interest expense to continue to decline in 2003 due to the effect of debt repurchases in 2002 and the first half of 2003, expected additional debt repurchases during 2003, and scheduled debt maturities during the remainder of 2003. If market conditions warrant during 2003, the Company may issue long-term debt. The proceeds would be used to fund maturing long-term debt and repurchase outstanding long-term debt and would be expected to result in an overall reduction in the Company’s interest expense.

Capitalized interest decreased $1.9 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This was primarily due to the fact that the Company did not capitalize any interest related to Coyote Springs 2 subsequent to September 30, 2002 because the project was substantially completed.

Other income-net decreased $1.4 million primarily due to reduced interest income (including accrued interest on power and natural gas deferrals) as well as a decrease in other income due to certain contractual settlements during the second quarter of 2002.

Income taxes increased $0.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to increased earnings before income taxes.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Income from continuing operations was $31.2 million for the six months ended June 30, 2003 compared to $29.3 million for the six months ended June 30, 2002. The increase was primarily due to a decrease in the net losses recorded by Avista Advantage and the Other business segment, partially offset by decreased net income from Avista Utilities and Energy Marketing and Resource Management.

Energy Marketing and Resource Management recorded net income of $16.2 million for the six months ended June 30, 2003 compared to $16.7 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron Corporation affiliates. Avista Energy’s transition to SFAS No. 133 resulted in contracts, which are not considered derivatives, no longer being accounted for at market value and could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. This increase in volatility is due to the fact that certain contracts, which are not considered derivatives, economically hedge contracts that are accounted for as derivative instruments at market value under SFAS No. 133.

Net income recorded by Avista Utilities was $19.0 million for the six months ended June 30, 2003, compared to $25.2 million for the six months ended June 30, 2002. The decrease for Avista Utilities is primarily due to an

AVISTA CORPORATION

increase in other operating expenses and a slight decrease in gross margin, partially offset by a decrease in interest expense.

Avista Advantage incurred a net loss of $1.0 million for the six months ended June 30, 2003 compared to $2.6 million for the six months ended June 30, 2002. The decrease in the net loss was primarily due to an increase in operating revenues and a decrease in operating expenses.

The Other line of business incurred a net loss of $3.2 million for the six months ended June 30, 2003 compared to $10.0 million for the six months ended June 30, 2002. The decrease in the net loss was primarily due to a reduction in litigation costs and settlements.

Total revenues decreased $16.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Avista Utilities’ revenues decreased $10.3 million, or 2 percent, primarily due to decreased retail natural gas revenues, partially offset by increased electric revenues. The decrease in natural gas revenues was primarily due to natural gas rate decreases implemented during the fourth quarter of 2002 and partially due to decreased therms sold as a result of milder weather during the first quarter of 2003. The increase in electric revenues reflects an increase in retail, wholesale and other revenues. Revenues from Energy Marketing and Resource Management increased $27.4 million, or 27 percent, primarily due to increased revenues on contracts, that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities), as well as the effect of the transition to SFAS No. 133. The transition to SFAS No. 133 resulted in certain contracts with net unrecognized losses of $8.0 million for the six months ended June 30, 2003 not being accounted for at market value. These losses are recognized as transactions under the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized gains for the six months ended June 30, 2003, that are considered derivatives under SFAS No. 133, and as such are recorded at market value. Avista Energy’s settlement of various positions with Enron Corporation affiliates and the resulting release by Avista Energy of amounts which had been reserved against such positions also had a positive impact of $8.3 million on operating revenues for the six months ended June 30, 2003. Revenues from Avista Advantage increased 25 percent to $9.7 million primarily as a result of customer growth at Avista Advantage. Revenues from the Other line of business increased $1.3 million primarily due to increased revenues from Advanced Manufacturing and Development. Intersegment eliminations increased to $81.2 million for the six months ended June 30, 2003 from $44.8 million for the six months ended June 30, 2002 representing increased sales of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Total resource costs decreased $22.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Resource costs for Avista Utilities decreased $9.3 million primarily due to a decrease in the net amortization of deferred power and natural gas costs and partially due to a decrease in natural gas purchased expense. The net amortization of deferred power and natural gas costs was $9.3 million for the six months ended June 30, 2003, compared to $63.4 million for the six months ended June 30, 2002. These decreases were partially offset by an increase in power purchased expense and other fuel costs. The increase in power purchased expense was primarily due to an increase in the price of power and partially due to an increase in the volume of wholesale power purchases. During the six months ended June 30, 2003, the initial $9.0 million in power costs above the amount included in base retail rates in Washington was expensed. Resource costs for Energy Marketing and Resource Management increased $23.2 million due to an increase in costs from contracts, that are not accounted for as derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities), partially offset by a change in natural gas inventory valuations. Intersegment eliminations increased to $81.2 million for the six months ended June 30, 2003 from $44.8 million for the six months ended June 30, 2002, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $4.9 million primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Avista Advantage. The increase in operations and maintenance expenses for Avista Utilities reflects increased pension costs. The increase for Avista Utilities was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the last half of 2002 and the first half of 2003 as the second half of 2001 and the first half of 2002. Avista Advantage continues to be focused on reducing operating expenses by improving efficiencies and reducing the workforce.

Administrative and general expenses decreased $4.5 million primarily due to decreased expenses for the Other business segment, partially offset by increased expenses for Energy Marketing and Resource Management and Avista Utilities. Administrative and general expenses for the Other business segment decreased due to reduced

AVISTA CORPORATION

litigation costs and settlements. The increase for Energy Marketing and Resource Management was primarily a result of increased compensation expenses. The increase for Avista Utilities was consistent with the increase in operations and maintenance expenses. Increased insurance costs also contributed to the increase in general and administrative expenses.

Taxes other than income taxes decreased $3.1 million primarily due to decreased retail natural gas revenues and related taxes for Avista Utilities.

Interest expense decreased $8.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to a decrease in the average balance of debt outstanding. During 2002, the Company repurchased $203.6 million of long-term debt. The Company repurchased $27.2 million of long-term debt during the six months ended June 30, 2003. The Company expects interest expense to continue to decline in 2003 due to the effect of debt repurchases in 2002 and the first half of 2003, expected additional debt repurchases during 2003, and scheduled debt maturities during the remainder of 2003. If market conditions warrant during 2003, the Company may issue long-term debt. The proceeds would be used to fund maturing long-term debt and repurchase outstanding long-term debt and would be expected to result in an overall reduction in the Company’s interest expense.

Capitalized interest decreased $4.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This was primarily due to the fact that the Company did not capitalize any interest related to Coyote Springs 2 subsequent to September 30, 2002 because the project was substantially completed.

Other income-net decreased $8.2 million primarily due to reduced interest income (including accrued interest on power and natural gas deferrals) as well as a decrease in the gains on the disposition of assets by Avista Capital subsidiaries. Increased losses on certain investments in the Other business segment also contributed to the decrease in other income-net.

Income taxes increased $1.5 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to increased earnings before income taxes. The effective tax rate was 43.4 percent for the six months ended June 30, 2003 compared to 43.3 percent for the six months ended June 30, 2002.

During the six months ended June 30, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $6.4 million of goodwill related to Advanced Manufacturing and Development was impaired. The Company recorded this impairment of $4.1 million, net of tax, as a cumulative effect of accounting change for the six months ended June 30, 2002.

Avista Utilities

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Avista Utilities recorded net income of $10.7 million for the three months ended June 30, 2003 compared to $12.0 million for the three months ended June 30, 2002. Avista Utilities’ income from operations was $41.0 million for the three months ended June 30, 2003 compared to $41.2 million for the three months ended June 30, 2002. This decrease was primarily due to an increase in other operating expenses, partially offset by an increase in gross margin (operating revenues less resource costs).

The increase in other operating expenses reflects increased pension and insurance costs. The increase in other operating expense was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the second half of 2002 and the first half of 2003 as the second half of 2001 and the first half of 2002.

Avista Utilities’ operating revenues increased $15.6 million and resource costs increased $12.1 million resulting in an increase of $3.5 million in gross margin for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The gross margin on natural gas sales increased $0.2 million and the gross margin on electric sales increased $3.3 million.

The increase in the gross margin on natural gas sales was primarily due to an increase in retail customer usage.

AVISTA CORPORATION

Residential therm sales increased by 13 percent and the average number of customers increased by 3 percent for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase in residential therm sales was partially offset by a decrease in industrial and transportation sales.

The increase in electric gross margin was due to the general electric rate increase of 19.3 percent in Washington base retail rates effective July 1, 2002. The increase in electric gross margin was also due to a 7 percent increase in residential MWhs sold and a 5 percent increase in commercial MWhs sold.

The following table presents Avista Utilities’ electric operating revenues and MWh sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh Sales
	2003	2002	2003	2002

Residential	$43,916	$41,089	704	661
Commercial	48,312	46,045	703	669
Industrial	17,358	17,552	382	388
Public street and highway lighting	1,194	1,176	6	6

Total retail	110,780	105,862	1,795	1,724
Wholesale	25,459	18,775	986	870
Other	21,284	11,753	—	—

Total	$157,523	$136,390	2,781	2,594

Retail electric revenues increased $4.9 million for the three months ended June 30, 2003 from the three months ended June 30, 2002. This increase was primarily due to increased use per customer and total MWhs sold. These increases reflect an increase in use per customer as well as an increase in the average number of customers. The increase in use per customer appears to reflect warmer weather during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and the resulting impact on air conditioning usage.

Wholesale electric revenues increased $6.7 million, or 36 percent, reflecting wholesale sales volumes which increased 13 percent from the three months ended June 30, 2002 and average sales prices that were 20 percent higher than the prior period. Average wholesale prices increased to $25.83 per MWh for the three months ended June 30, 2003 from $21.58 per MWh for the three months ended June 30, 2002. The increase in the volume of wholesale sales reflects Avista Utilities’ strategy to have resources in excess of its requirements and streamflows that were better than expected. Avista Utilities sold this excess power in the wholesale market. The increase in average wholesale sales prices appears to primarily reflect decreased hydroelectric resources as compared to the prior year throughout the western United States and an increase in the cost of natural gas used for generation. The extent of future wholesale transactions will be based on the projection of future needs, the availability of resources owned or under contract by Avista Utilities, wholesale market prices and changes to loads of Avista Utilities’ customers and contractual obligations.

Other electric revenues increased $9.5 million primarily due to the sale of natural gas purchased as fuel for electric generation that was not used in generation. This natural gas was not used for generation because electric wholesale market prices were generally below the cost of operating the gas-fired thermal generating units.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2003	2002	2003	2002

Residential	$29,539	$31,276	35,357	31,190
Commercial	15,088	18,193	20,829	20,935
Industrial	1,217	1,470	2,143	2,746

Total retail	45,844	50,939	58,329	54,871
Wholesale	—	257	—	836
Transportation	2,334	2,609	37,980	45,558
Other	921	778	257	274

Total	$49,099	$54,583	96,566	101,539

Natural gas revenues decreased $5.5 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 primarily due to a decrease in retail rates. During the fourth quarter of 2002, retail rates for natural

AVISTA CORPORATION

gas were reduced in response to a decrease in current and projected natural gas costs. The decrease in rates is partially offset by an increase in total retail therms sold during the second quarter of 2003 as compared to the second quarter of 2002.

The following table presents Avista Utilities’ resource costs for the three months ended June 30 (dollars in thousands):

	2003	2002

Electric resource costs:
Power purchased	$24,465	$12,159
Deferred power cost amortizations, net of deferrals	3,513	8,617
Fuel for generation	3,493	3,252
Other fuel costs	26,072	17,659
Other regulatory amortizations, net	(1,607)	(3,531)
Other electric resource costs	3,492	3,474

Total electric resource costs	59,428	41,630

Natural gas resource costs:
Natural gas purchased	33,398	32,081
Deferred natural gas cost amortizations (deferrals), net	(2,503)	4,479
Other regulatory amortizations, net	54	64

Total natural gas resource costs	30,949	36,624

Total resource costs	$90,377	$78,254

Power purchased for the three months ended June 30, 2003 increased $12.3 million, or 101 percent, compared to the three months ended June 30, 2002 due to an increase in both the volume and price of power purchases. Average purchased power prices for the three months ended June 30, 2003 were $28.85 per MWh or 81 percent higher than $15.93 per MWh for the three months ended June 30, 2002 and volumes purchased increased 11 percent compared to the three months ended June 30, 2002. The increase in the volume of purchased power was primarily the result of decreased hydroelectric resource availability to meet retail demand as compared to the three months ended June 30, 2002. The increase in the price of power purchases reflects increases in the price of power in the western United States and the Pacific Northwest. Warm and dry conditions in the Pacific Northwest as well as the increased cost of natural gas used to generate electricity during May and June of 2003 appear to have increased the price of electricity during the second quarter of 2003 as compared to the second quarter of 2002. Reduced hydroelectric availability and increased demand due to warmer weather also appear to have affected wholesale electric prices in the western United States and the Pacific Northwest.

Net amortization of deferred power costs was $3.5 million for the three months ended June 30, 2003 compared to $8.6 million for the three months ended June 30, 2002. During the three months ended June 30, 2003, Avista Utilities recovered (collected as revenue) $6.0 million of previously deferred power costs in Washington and $5.8 million in Idaho. During the three months ended June 30, 2003, Avista Utilities deferred $5.4 million of power costs in Washington and $2.9 million in Idaho. Total deferred power costs were $148.8 million as of June 30, 2003. See further description of issues related to deferred power costs in the section “Avista Utilities – Regulatory Matters.”

During the three months ended June 30, 2003, Avista Utilities had $2.5 million of net deferrals of natural gas costs compared to $4.5 million of net amortization for the three months ended June 30, 2002. Total deferred natural gas costs were $13.6 million as of June 30, 2003.

The expense for natural gas purchased for the three months ended June 30, 2003 increased $1.3 million compared to the three months ended June 30, 2002 primarily due to the increase in total therms purchased consistent with an increase in retail natural gas sales.

Other fuel costs for the three months ended June 30, 2003 increased $8.4 million compared to the three months ended June 30, 2002. This was due to an increase in natural gas purchased as fuel for electric generation that was not used. This natural gas was sold with the associated revenues reflected as other electric revenues. Other fuel costs exceeded the revenues from selling the natural gas. This cost is accounted for under the ERM in Washington and the PCA in Idaho.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Avista Utilities recorded net income of $19.0 million for the six months ended June 30, 2003 compared to $25.2 million for the six months ended June 30, 2002. Avista Utilities’ income from operations was $77.9 million for the

AVISTA CORPORATION

six months nded June 30, 2003 compared to $86.4 million for the six months ended June 30, 2002. This decrease was primarily due to an increase in other operating expenses.

The increase in other operating expenses reflects increased pension and insurance costs. The increase in other operating expense was also due to initiatives implemented during the third quarter of 2001 designed to temporarily reduce certain operating expenses to improve liquidity and operating cash flows. These initiatives resulted in significantly reduced expenses for 2001 and the first half of 2002. Cost reduction measures were not as restrictive during the second half of 2002 and the first half of 2003 as the second half of 2001 and the first half of 2002.

Avista Utilities’ operating revenues decreased $10.3 million and resource costs decreased $9.3 million, which resulted in a $1.0 million decrease in gross margin for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The gross margin on natural gas sales decreased $4.2 million and the gross margin on electric sales increased $3.2 million.

The decrease in the gross margin on natural gas sales was primarily due to a decrease in retail customer usage. Primarily due to milder weather during the first three months of 2003, total retail therm sales decreased by 8 percent.

The increase in electric gross margin was primarily due to the general electric rate increase of 19.3 percent in Washington base retail rates effective July 1, 2002. This increase was partially offset by the expense of the initial $9.0 million of power supply costs in Washington exceeding the amount included in base retail rates during the six months ended June 30, 2003.

The following table presents Avista Utilities’ electric operating revenues and MWh sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2003	2002	2003	2002

Residential	$101,683	$100,740	1,625	1,640
Commercial	97,154	95,212	1,396	1,396
Industrial	33,833	33,198	741	742
Public street and highway lighting	2,378	2,311	13	13

Total retail	235,048	231,461	3,775	3,791
Wholesale	41,466	34,141	1,410	1,232
Other	43,602	21,580	—	—

Total	$320,116	$287,182	5,185	5,023

Retail electric revenues increased $3.6 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. This increase was primarily due to electric rate increases implemented during 2002, partially offset by a slight decrease in use per customer and total MWhs sold. The weather was generally milder than 2002 during the first quarter of 2003 which reduced MWh sales during the first part of the year. However, this was offset by warmer weather during the second quarter of 2003, which increased residential and commercial air conditioning usage during the period.

Wholesale electric revenues increased $7.3 million, or 21 percent, reflecting wholesale sales volumes which increased 14 percent from the six months ended June 30, 2002 and average sales prices that were 6 percent higher than the prior period. Average wholesale prices increased to $29.41 per MWh for the six months ended June 30, 2003 from $27.70 per MWh for the six months ended June 30, 2002. The increase in the volume of wholesale sales reflects Avista Utilities’ strategy to have resources in excess of its requirements and streamflows that were better than expected. Avista Utilities sold this excess power in the wholesale market. The increase in average wholesale sales prices appears to primarily reflect decreased hydroelectric resources as compared to the prior year throughout the western United States and an increase in the cost of natural gas used for generation. The extent of future wholesale transactions will be based on the projection of future needs, the availability of resources owned or under contract by Avista Utilities, wholesale market prices and changes to loads of Avista Utilities’ customers and contractual obligations.

Other electric revenues increased $22.0 million primarily due to the sale of natural gas purchased as fuel for electric generation that was not used in generation. This natural gas was not used for generation because electric wholesale market prices were generally below the cost of operating the gas-fired thermal generating units.

AVISTA CORPORATION

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2003	2002	2003	2002

Residential	$89,253	$112,546	111,367	116,884
Commercial	47,392	65,342	66,659	74,652
Industrial	3,013	4,516	5,168	6,584

Total retail	139,658	182,404	183,194	198,120
Wholesale	—	342	—	836
Transportation	4,727	5,027	81,077	94,131
Other	1,861	1,676	915	590

Total	$146,246	$189,449	265,186	293,677

Natural gas revenues decreased $43.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002 due to a decrease in retail rates. During the fourth quarter of 2002, retail rates for natural gas were reduced in response to a decrease in current and projected natural gas costs. The decrease also reflects a decrease in total therms sold as a result of mild weather during the first quarter of 2003.

The following table presents Avista Utilities’ resource costs for the six months ended June 30 (dollars in thousands):

	2003	2002

Electric resource costs:
Power purchased	$63,956	$41,941
Deferred power cost amortizations, net of deferrals	11,198	31,108
Fuel for generation	8,320	8,931
Other fuel costs	52,817	28,291
Other regulatory amortizations, net	(4,395)	(8,165)
Other electric resource costs	6,865	6,967

Total electric resource costs	138,761	109,073

Natural gas resource costs:
Natural gas purchased	97,952	102,723
Deferred natural gas cost amortizations (deferrals), net	(1,917)	32,277
Other regulatory amortizations, net	109	127

Total natural gas resource costs	96,144	135,127

Total resource costs	$234,905	$244,200

Power purchased for the six months ended June 30, 2003 increased $22.0 million, or 52 percent, compared to the six months ended June 30, 2002 due to an increase in both the volume and price of power purchases. Average purchased power prices for the six months ended June 30, 2003 were $29.78 per MWh or 40 percent higher than $21.34 per MWh for the six months ended June 30, 2002 and volumes purchased increased 9 percent compared to the six months ended June 30, 2002. The increase in the volume of purchased power was primarily the result of decreased hydroelectric resource availability to meet retail demand as compared to the six months ended June 30, 2002. The increase in the price of power purchases reflects increases in the price of power in the western United States and the Pacific Northwest. This appears to be partially due to lower than normal precipitation and snowpack conditions during the fourth quarter of 2002 and the first two months of 2003 and the anticipated effects on hydroelectric generation in the region. Precipitation and snowpack conditions improved substantially during March 2003, which appears to be partially responsible for decreasing wholesale electric prices in March and April 2003. Warm and dry conditions in the Pacific Northwest as well as the increased cost of natural gas used to generate electricity during May and June of 2003 appear to have increased the price of electricity during the second quarter of 2003 as compared to the second quarter of 2002. Reduced hydroelectric availability and increased demand due to warmer weather also appear to have affected wholesale electric prices in the western United States and the Pacific Northwest.

Net amortization of deferred power costs was $11.2 million for the six months ended June 30, 2003 compared to $31.1 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, Avista Utilities recovered (collected as revenue) $13.1 million of previously deferred power costs in Washington and $12.6 million in Idaho. During the six months ended June 30, 2003, Avista Utilities deferred $5.4 million of power costs in Washington and $9.2 million in Idaho.

AVISTA CORPORATION

During the six months ended June 30, 2003, Avista Utilities had $1.9 million of net deferrals of natural gas costs compared to $32.3 million of net amortization for the six months ended June 30, 2002.

The expense for natural gas purchased for the six months ended June 30, 2003 decreased $4.8 million compared to the six months ended June 30, 2002 primarily due to the decrease in total therms purchased consistent with a decrease in natural gas sales.

Other fuel costs for the six months ended June 30, 2003 increased $24.5 million compared to the six months ended June 30, 2002. This was due to an increase in natural gas purchased as fuel for electric generation that was not used. This natural gas was sold with the associated revenues reflected as other electric revenues. Other fuel costs exceeded the revenues from selling the natural gas. This cost is accounted for under the ERM in Washington and the PCA in Idaho.

Energy Marketing and Resource Management

Energy Marketing and Resource Management includes the results of Avista Energy and Avista Power.

Avista Energy is an electricity and natural gas marketing and resource management business, operating primarily within the WECC. Avista Energy focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Energy’s earnings are primarily derived from the following activities:

•	The marketing and management of combustion turbines and hydroelectric assets owned by other entities.

•	The capture of price differences between commodities (spark spread) by converting natural gas into electricity through the power generation process.

•	The purchase and storage of natural gas during periods of lower prices for sales during peak demand periods and higher prices.

•	The transmission of electricity or transportation of natural gas between locations, including the moving of energy from lower priced/demand regions to higher priced/demand markets and hub locations throughout the WECC.

•	Taking positions on future price movements within established risk management policies.

Both the volatility and liquidity in the wholesale energy markets affect Avista Energy’s earnings. The volatility in wholesale energy markets measures the size and frequency of price movements. Liquidity represents the volume of activity in the wholesale energy markets during a given period of time. Increases in the volatility and liquidity in wholesale energy markets generally increases Avista Energy’s earnings or losses while decreases in the volatility and liquidity tend to decrease Avista Energy’s earnings or losses.

Avista Energy accounted for energy commodity trading activity in compliance with EITF Issue No. 98-10 through December 31, 2002 for contracts entered into on or prior to October 25, 2002. Under EITF Issue No. 98-10, Avista Energy recognized revenue based on the change in the market value of outstanding derivative commodity sales contracts, net of future servicing costs and reserves, in addition to revenue related to settled contracts. In October 2002, the EITF rescinded Issue No. 98-10. As such, Avista Energy is required to account for energy trading contracts that meet the definition of a derivative at market value in compliance with SFAS No. 133. This applied to all existing contracts as of January 1, 2003 as well as to all new contracts entered into subsequent to October 25, 2002. Contracts not meeting the definition of a derivative are no longer accounted for at market value and include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements. The transition from EITF Issue No. 98-10 to accrual based accounting resulted in the adjustment of the contracts, that are not considered derivatives, from their market value to their cost basis. Any gains or losses on contracts, that are not considered derivatives, are recognized when the contracts are settled or realized. The Company anticipates that the changes will primarily affect the timing of the recognition of income or loss in earnings, and not change the underlying economics or cash flows of transactions entered into by Avista Energy. The changes could result in an increase in the volatility of reported earnings on a quarter-to-quarter and year-to-year basis. On January 1, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to the transition from EITF Issue No. 98-10 to SFAS No. 133.

AVISTA CORPORATION

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

Avista Energy reports the net margin on derivative commodity instruments accounted for under SFAS No. 133 as operating revenues. Revenues from contracts, which are not accounted for as derivatives under SFAS No. 133, are reported on a gross basis in operating revenues. Costs from contracts, which are not accounted for as derivatives under SFAS No. 133, are reported on a gross basis in resource costs.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Energy Marketing and Resource Management’s net income was $3.2 million for the three months ended June 30, 2003, compared to $8.5 million for the three months ended June 30, 2002. The primary reason for the decrease in net income was a decrease in the gross margin (operating revenues less resource costs) on energy trading activities. Operating revenues decreased $8.2 million and resource costs increased $2.1 million resulting in a decrease of $10.3 million in gross margin for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Avista Energy’s gross margin was $9.6 million for the three months ended June 30, 2003 compared to $19.9 million for the three months ended June 30, 2002. The decrease in gross margin was partially due to accounting for energy contracts under SFAS No. 133, which resulted in certain contracts with net unrecognized gains of $4.3 million for the three months ended June 30, 2003 not being accounted for at market value. These gains are recognized as the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized losses for the three months ended June 30, 2003, that are considered derivatives under SFAS No. 133, and as such are recorded at market value with a negative impact on gross margin. The negative effects of accounting for energy contracts under SFAS No. 133 results in a positive effect in prior and future periods as market values change or the contracts are settled and realized. A portion of the negative effects for the second quarter of 2003 represents the reversal of positive effects of accounting for energy contracts under SFAS No. 133 during the first quarter of 2003.

Realized gains increased to $38.7 million for the three months ended June 30, 2003 from $31.6 million for the three months ended June 30, 2002. Realized gains represent the net gain on contracts that have settled. The increase in realized gains was primarily due to an increase in realized gains on settled financial transactions and gains on the change in natural gas inventory valuations, partially offset by a decrease in the gains on physical electric and natural gas transactions. The decrease in realized gains on physical electric and natural gas transactions was due to a decrease in the average margin as well as a decrease in the volume of transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was an unrealized loss of $29.1 million for the three months ended June 30, 2003 compared to an unrealized loss of $11.7 million for the three months ended June 30, 2002. The change in the unrealized gain/loss was partially due to accounting for energy contracts under SFAS No. 133 described above.

Administrative and general expenses decreased $2.9 million, or 42 percent, from the prior period primarily due to decreased incentive compensation expense based on lower earnings in the second quarter of 2003.

AVISTA CORPORATION

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Energy Marketing and Resource Management’s net income was $16.2 million for the six months ended June 30, 2003, compared to $16.7 million for the six months ended June 30, 2002. Operating revenues increased $27.4 million and resource costs increased $23.2 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Avista Energy’s gross margin (operating revenues less resource costs) was $38.5 million for the six months ended June 30, 2003 compared to $34.4 million for the six months ended June 30, 2002. The increase in gross margin was due to the transition to SFAS No. 133 which resulted in certain contracts with net unrecognized losses of $8.0 million for the six months ended June 30, 2003 not being accounted for at market value. These losses are recognized as the contracts are settled or realized. These contracts that are not accounted for at market value economically hedge certain other contracts with unrealized gains for the six months ended June 30, 2003, that are considered derivatives under SFAS No. 133, and as such are recorded at market value with a positive impact on gross margin. The positive effects of the transition to SFAS No. 133 will be reversed in future periods as market values change or the contracts are settled and realized. Avista Energy’s settlement of various positions with Enron Corporation affiliates and the resulting release by Avista Energy of amounts which had been reserved against such positions also had a positive impact of $8.3 million on gross margin for the six months ended June 30, 2003. During the six months ended June 30, 2003, Avista Energy reached settlement agreements on its terminated positions with certain Enron Corporation affiliates. These settlement agreements were approved by the U.S. Bankruptcy Court in May 2003. In each instance, the settlement agreements reached satisfy all of the Avista entity’s obligations and exposure to such Enron Corporation affiliate.

Realized gains decreased to $55.2 million for the six months ended June 30, 2003 from $63.5 million for the six months ended June 30, 2002. Realized gains represent the net gain on contracts that have settled. The decrease in realized gains was primarily due to a decrease in the gains on physical electric and natural gas transactions partially offset by the settlement with Enron Corporation affiliates, increased gains on settled financial transactions and gains on the change in natural gas inventory valuations. Realized gains for the six months ended June 30, 2002 also reflects gains from the settlement of transactions that were initiated during the period of high wholesale market prices and volatility during 2000 and 2001. The total mark-to-market adjustment for Energy Marketing and Resource Management was an unrealized loss of $16.7 million for the six months ended June 30, 2003 compared to an unrealized loss of $29.1 million for the six months ended June 30, 2002. The change in the unrealized loss was primarily due to the transition to SFAS No. 133 described above and the settlement of contracts with significant realized gains during the six months ended June 30, 2002.

Administrative and general expenses increased $1.4 million, or 13 percent, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to increased compensation expense.

Energy Marketing and Resource Management’s total assets decreased $162.3 million from December 31, 2002 to June 30, 2003 primarily due to the transfer of the Coyote Springs 2 plant from Avista Power to Avista Corp. in January 2003.

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the six months ended June 30, 2003 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)

Fair value of contracts as of December 31, 2002	$60,081	$34,720	$94,801
Less contracts settled during 2003 (1)	(28,783)	(26,451)	(55,234)
Cumulative effect of accounting change (2)	(357)	(1,473)	(1,830)
Fair value of new contracts when entered into during 2003 (3)	—	—	—
Change in fair value due to changes in valuation techniques (4)	—	—	—
Change in fair value attributable to market prices and other market changes	19,991	18,506	38,497

Fair value of contracts as of June 30, 2003	$50,932	$25,302	$76,234

(1)	Contracts settled during the six months ended June 30, 2003 include those contracts that were open in 2002 but settled during the six months ended June 30, 2003 as well as new contracts entered into and settled during the

AVISTA CORPORATION

six months ended June 30, 2003. Amount represents realized gains associated with these settled transactions.

(2)	Represents the adjustment for the transition to SFAS No. 133 for contracts not meeting the definition of a derivative. Effective January 1, 2003, contracts that were entered into on or prior to October 25, 2002 and not meeting the definition of a derivative are accounted for on an accrual basis. Contracts not meeting the definition of a derivative include Avista Energy’s Agency Agreement with Avista Utilities, natural gas storage contracts, tolling agreements and natural gas transportation agreements.

(3)	Avista Energy has not entered into any origination transactions during the six months ended June 30, 2003 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(4)	During the six months ended June 30, 2003, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of June 30, 2003 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Electric assets (liabilities), net
Prices from other external sources (1)	$20,331	$18,168	$—	$—	$38,499
Fair value based on valuation models (2)	(300)	9,709	9,187	(6,163)	12,433

Total electric assets (liabilities), net	$20,031	$27,877	$9,187	$(6,163)	$50,932

Natural gas assets (liabilities), net
Prices from other external sources (1)	$18,162	$1,632	$—	$—	$19,794
Fair value based on valuation models (3)	5,066	(1,009)	927	524	5,508

Total natural gas assets (liabilities), net	$23,228	$623	$927	$524	$25,302

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For electric assets and liabilities, these market quotes are generally available through two years. For natural gas assets and liabilities, these market quotes are generally available through three years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies are used and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

Avista Power

Avista Power is a 49 percent owner of the Lancaster Project, which commenced commercial operation in September 2001. All of the output from the Lancaster Project is contracted to Avista Energy for 25 years. Avista Power and its co-owner, Mirant Oregon LLC (Mirant Oregon) an affiliate of Mirant Americas Development, Inc., substantially completed the construction of Coyote Springs 2 during 2002. In January 2003, Avista Power’s 50 percent ownership interest in Coyote Springs 2 was transferred to Avista Corp. for inclusion in Avista Utilities’ power generation resource portfolio. See “New Generating Resource – Avista Utilities” for further information.

AVISTA CORPORATION

Avista Advantage

Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Avista Advantage’s net loss was $0.3 million for the three months ended June 30, 2003 compared to $1.4 million for the three months ended June 30, 2002. Operating revenues for Avista Advantage increased $1.0 million and operating expenses decreased $0.6 million, as compared to the three months ended June 30, 2002. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. The decrease in operating expenses reflects improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Avista Advantage’s net loss was $1.0 million for the six months ended June 30, 2003 compared to $2.6 million for the six months ended June 30, 2002. Operating revenues for Avista Advantage increased $2.0 million and operating expenses decreased $1.2 million, as compared to the six months ended June 30, 2002. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had a 17 percent increase in the number of billed customers as of June 30, 2003 compared to June 30, 2002. The decrease in operating expenses reflects improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses. Total costs per account were reduced by 36 percent for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Other

The Other line of business includes Avista Ventures, Pentzer, Avista Development, Avista Services and the operations of Avista Capital that are not included through its subsidiaries.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

The net loss from this line of business was $0.9 million for the three months ended June 30, 2003, compared to $6.9 million for the three months ended June 30, 2002. The decrease in the net loss was primarily due to an increase in income from operations and partially due to a decrease in interest expense. Operating revenues from this line of business increased $0.2 million and operating expenses decreased $7.2 million, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in operating expenses and the resulting increase in income from operations was primarily due to a decrease in litigation costs and settlements.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

The net loss before cumulative effect of accounting change from this line of business was $3.2 million for the six months ended June 30, 2003, compared to $10.0 million for the six months ended June 30, 2002. The decrease in the net loss was primarily due to an increase in income from operations. Operating revenues from this line of business increased $1.3 million and operating expenses decreased $7.8 million, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in income from operations was primarily due to a decrease in litigation costs and settlements as well as a decrease in the loss from Advanced Manufacturing and Development, a subsidiary of Avista Ventures. The improvement in income from operations was partially offset by an increase in losses on certain other investments of Avista Ventures not related to Advanced Manufacturing and Development. As opportunities arise, the Company plans to dispose of investments and phase out of operations in the Other business segment.

AVISTA CORPORATION

Discontinued Operations

In July 2003, Avista Corp. announced an investment by a group of private equity investors in a new entity, AVLB, Inc., which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. The investors have raised an initial $7.5 million in funding, which includes a commitment by Avista Corp. to provide additional funding of up to $1.5 million under certain conditions. Avista Corp. has a 19.9 percent ownership interest in Avista Labs. The reduction in Avista Corp.’s ownership interest in this business resulted in an impairment charge of $2.5 million (net of tax) during the three and six months ended June 30, 2003.

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of the operating assets of Avista Communications was complete by the end of 2002.

Amounts reported as discontinued operations for the three and six months ended June 30, 2003 represent the operations of Avista Labs. Amounts reported as discontinued operations for the three and six months ended June 30, 2002 represents the combined operations of Avista Communications and Avista Labs.

New Generating Resource – Avista Utilities

In July 2003, the 280 MW combined cycle natural gas-fired combustion turbine power plant at Coyote Springs located near Boardman, Oregon was placed into operation. The Company’s ownership interest in the plant was transferred from Avista Power to Avista Corp. in January 2003 to be operated as an asset of Avista Utilities. Avista Corp. and Mirant Oregon are sharing equally in the costs of operation and output from Coyote Springs 2. Each owner is separately responsible for arranging for the purchase and delivery of natural gas in order to fuel its respective interest in the plant, and similarly, for the sale and delivery of electric energy generated with respect to its interest in the plant.

AVISTA CORPORATION

Transactions with Mirant Corporation

On July 14, 2003, Mirant Corporation and substantially all its subsidiaries in the United States filed for bankruptcy protection under chapter 11 of the bankruptcy code for protection from creditors.

The Company does not expect the bankruptcy filing by Mirant Corporation, which did not include Mirant Oregon, the owner of one-half of Coyote Springs 2, to have any material effect on the joint ownership and operation of the plant. Avista Corp and Mirant Oregon are both current with respect to their obligations to share equally in the costs of the plant. While physical limitations prevent the operation of the plant at less than approximately seventy percent of its base load capacity, the joint operating agreement provides mechanisms to allow a single owner to dispatch and direct the operation of more than its interest in the plant in order to achieve operation at or above the plant’s minimum dispatch level in the event that the other owner is unable or unwilling to dispatch its portion of the plant. Additionally, provisions in the joint operating agreement provide that if either party fails to fund its portion of the operating costs or otherwise meet its obligations under the joint operating agreement, that the non-defaulting owner may elect a variety of remedies. Such remedies include the right, after notice and a cure period, (i) to convert a payment default into an adjustment of the ownership interests in the plant, resulting in a reduction of the defaulting owner’s interest and a corresponding increase in the non-defaulting owner’s interest, (ii) to declare a default and pursue recovery of unpaid amounts or other equitable remedies against the defaulting party, (iii) to exercise a purchase option to acquire the defaulting owner’s interest in the plant, or (iv) to trigger a retirement of the plant. The Company will continue to assess the ability of Mirant Oregon to perform its obligations under the joint operating agreement and the need to exercise remedies in the event the impact of the Mirant Corporation bankruptcy prevents Mirant Oregon from performing its obligations in respect of Coyote Springs 2.

Both Avista Corp. and Avista Energy had energy contracts with a subsidiary of Mirant Corporation that was included in the bankruptcy filing, Mirant Americas Energy Marketing (MAEM).

The bankruptcy filing did not represent an event of default or trigger the termination of Avista Corp.’s natural gas swap contract with MAEM. As of the bankruptcy filing date, Avista Corp. was in a liability position with respect to this contract and does not expect to have any material adverse effect on its financial condition or results of operations as a result of this bankruptcy filing.

The bankruptcy filing constituted an event of default under contracts between Avista Energy and MAEM. As a result, Avista Energy terminated all of its contracts and suspended trading activities with MAEM. Avista Energy’s contracts with MAEM provide that, upon termination, the net settlement of accounts receivable and accounts payable will be netted against the net mark-to-market value of the terminated forward contracts. As of the bankruptcy filing date, it is estimated that for Avista Energy, netting the mark-to-market positions against net accounts receivables or payables results in a net liability position and will not result in any material adverse effect on its financial condition or results of operations.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $123.4 million for the six months ended June 30, 2003 compared to $212.0 million for the six months ended June 30, 2002. The primary reason for the decrease in net cash provided by continuing operating activities was power and natural gas cost amortization, net of deferrals and interest, of $9.3 million for the six months ended June 30, 2003 compared to $63.4 million for the six months ended June 30, 2002. This was primarily due to reduced amortization (and a corresponding decrease in cash revenues received from customers) of deferred natural gas costs and the reduced amortization (as a greater percentage of electric rate increases have been allocated to a general rate increase) of deferred power costs in Washington. The amortization of deferred power and natural gas costs has a corresponding increase in cash revenues collected from customers. The deferral of power and natural gas costs has a corresponding increase in cash resource costs paid for power and natural gas costs. Net cash provided by working capital components was $37.1 million for the six months ended June 30, 2003, compared to $74.6 million for the six months ended June 30, 2002. Significant changes in non-cash items also included a $19.0 million change in energy commodity assets and liabilities, representing the change from an unrealized loss of $35.7 million on energy trading activities for Avista Energy for the six months ended June 30, 2002 to an unrealized loss of $16.7 million for the six months ended June 30, 2003. The $17.2 million change in the provision for deferred income taxes was primarily due to changes in deferred power and natural gas cost amortizations and deferrals described above.

Continuing Investing Activities Net cash used in continuing investing activities was $41.6 million for the six months ended June 30, 2003, an increase compared to $31.9 million for the six months ended June 30, 2002. The increase was primarily due to an increase in utility property construction expenditures and a decrease in repayments received on notes receivable. Utility property construction expenditures were unusually low during 2002 due to liquidity constraints.

Continuing Financing Activities Net cash used in continuing financing activities was $45.3 million for the six months ended June 30, 2003 compared to $204.9 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, short-term borrowings increased $5.5 million, the Company repurchased $27.2 million of long-term debt scheduled to mature in future years, and $10.6 million of long-term debt matured. The increase in short-term borrowings primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. The overall decrease in borrowings during the six months ended June 30, 2003 reflects positive cash flows from operations.

During the six months ended June 30, 2002, the Company repurchased $180.0 million of long-term debt and short-term borrowings decreased $0.6 million.

Overall Liquidity

During 2002 and the six months ended June 30, 2003, the Company’s overall liquidity improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 is allowing the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent. The general increase to base retail rates was 19.3 percent and the remaining 11.9 percent represents the continued recovery of deferred power costs. Additionally, the Company has a PCA surcharge of 19.4 percent in place in Idaho. See further details in the section “Avista Utilities — Regulatory Matters.”

For 2003, operating budgets were designed to control operating costs and limit capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to finance these requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow, during 2002 and through August 12, 2003, the Company repurchased $256.1 million of long-term debt.

If Avista Utilities’ power and natural gas costs were to significantly exceed the levels currently recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Current FERC imposed price caps limit wholesale market prices to $250 per MWh. Factors beyond the Company’s control that could result in an

AVISTA CORPORATION

increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts.

Covenants in Avista Energy’s credit agreement as well as certain counterparty agreements result in Avista Energy maintaining certain levels of cash and therefore inherently limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp.

In July 2003, Avista Corp. announced an investment by a group of private equity investors in a new entity, AVLB, Inc., which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. This reduces Avista Corp.’s future funding requirements for this business. The investors have raised an initial $7.5 million in funding, which includes a commitment by Avista Corp. to provide funding of up to $1.5 million under certain conditions. Avista Corp. has a 19.9 percent ownership interest in AVLB, Inc.

Capital Resources

The Company incurred significant indebtedness to support capital expenditures, to fund power and natural gas costs that were in excess of the amount recovered currently through rates and to maintain working capital through the end of 2001. However, as of June 30, 2003, the Company’s total debt outstanding was $977.7 million, a decrease from $1,004.5 million as of December 31, 2002 and $1,252.6 million as of December 31, 2001. The decrease from December 31, 2002 was primarily due to the repurchase of long-term debt and the maturity of long-term debt, partially offset by an increase in short-term borrowings. The decrease in total debt was made possible by positive operating cash flows from both Avista Utilities and Avista Energy. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements.

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

On May 13, 2003, the Company amended its committed line of credit with various banks to increase the amount to $245.0 million from $225.0 million and extend the expiration date to May 11, 2004. The Company can issue up to $75.0 million in letters of credit under the amended committed line of credit. As of June 30, 2003 and December 31, 2002, the Company had $35.0 million and $30.0 million, respectively, of borrowings outstanding under this committed line of credit. As of June 30, 2003 and December 31, 2002, there were $11.5 million and $14.3 million in letters of credit outstanding, respectively. The committed line of credit is secured by $245.0 million of non-transferable first mortgage bonds of the Company issued to the agent banks. Such first mortgage bonds would only become due and payable in the event that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be, at the end of any fiscal quarter, greater than 65 percent. As of June 30, 2003, the Company was in compliance with this covenant with a ratio of 53.2 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2003 to be greater than 1.6 to 1. As of June 30, 2003, the Company was in compliance with this covenant with a ratio of 2.08 to 1.

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of default, it would be difficult for the Company to obtain financing on any reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of June 30, 2003, Avista Corp. was in compliance with the covenants of all of its financing agreements.

In March 2003, the Company redeemed 17,500 shares of preferred stock for $1.6 million, satisfying its redemption requirement for 2003.

AVISTA CORPORATION

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds which may be issued based on, among other things, a 70 percent debt-to-collateral ratio and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of June 30, 2003, the Company could issue $109.4 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

On June 25, 2003, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to $150.0 million of secured or unsecured debt securities. If market conditions warrant during 2003, the Company may issue long-term debt to fund maturing long-term debt and repurchase outstanding long-term debt. This would be expected to reduce the Company’s overall debt service costs.

In July 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of issuing up to 3.7 million shares of common stock. No common stock has been issued and the Company currently does not have any plans to issue common stock under this registration statement.

Inter-Company Debt; Subordination

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and borrowings from, its subsidiaries. As of June 30, 2003, Avista Corp. held short-term notes receivable from Avista Capital in the principal amount of $38.1 million.

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

Pension Plan

As of June 30, 2003, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes.

The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act. The Company made $12 million in cash contributions to the pension plan in 2002. The Company expects to make contributions totaling approximately $12 million to the pension plan in 2003.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC), formerly known as WWP Receivables Corp., is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of June 30, 2003, $56.0 million in receivables were sold pursuant to the agreement.

WP Funding LP is an entity that was formed for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP and currently makes lease payments of $4.5 million per year. The total amount of WP Funding LP debt outstanding that is not included on the Company’s balance sheet was $54.5 million as of June 30, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. The FASB has issued an interpretation relating to the identification of, and accounting for, special-purpose entities such as WP Funding LP. See “Note 2 of the Notes to Consolidated Financial Statements” for further information. This interpretation requires the Company to begin consolidating WP Funding LP into its financial statements effective July 1, 2003, whereby the $54.5 million of debt will be included in the Company’s capitalization and the book value of the Rathdrum CT will be included in utility plant. The equity investment of the unrelated investors will be reported as a minority interest. Based on current information, the book value of the debt and equity of WP Funding LP exceeds the book value of the Rathdrum CT by approximately $15.5 million ($10.1 million, net of taxes). In accordance with regulatory accounting practices, the Company intends to record this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in previous state regulatory filings with the WUTC and IPUC.

Total Company Capitalization

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003		December 31, 2002

		Percent		Percent
	Amount	of total	Amount	of total

Current portion of long-term debt	$62,333	3.4%	$71,896	3.9%
Short-term borrowings	35,533	1.9	30,000	1.6
Long-term debt	879,854	47.9	902,635	48.8

Total debt	977,720	53.2	1,004,531	54.3
Company-obligated mandatorily redeemable preferred trust securities	100,000	5.4	100,000	5.4
Preferred stock-cumulative	31,500	1.7	33,250	1.8
Common equity	729,479	39.7	712,791	38.5

Total	$1,838,699	100.0%	$1,850,572	100.0%

The Company’s total debt decreased by $26.8 million due to both the repurchase of long-term debt and the maturity of long-term debt, partially offset by an increase in short-term borrowings. The Company’s consolidated common equity increased $16.7 million during the six months ended June 30, 2003 primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan and employee benefit plans, partially offset by dividends. The Company has a target capital structure of 50 percent total debt and 50 percent preferred trust securities, preferred stock and common equity.

AVISTA CORPORATION

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

Avista Utilities Operations

Avista Utilities held cash deposits from other parties in the amount of $19.3 million as of June 30, 2003, which is included in cash and cash equivalents with a corresponding amount in other current liabilities on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of June 30, 2003, Avista Utilities had $33.7 million in cash and temporary investments, including the $19.3 million of cash deposits from other parties.

See “Notes 4, 7, 8, 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 25, 2003, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a committed credit agreement with a group of banks in the aggregate amount of $110.0 million expiring July 23, 2004, replacing a previous uncommitted credit agreement that had an extended expiration date of July 31, 2003. This new committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding under the previous uncommitted credit agreement as of June 30, 2003 and December 31, 2002. Letters of credit in the aggregate amount of $28.2 million and $17.4 million were outstanding as of June 30, 2003 and December 31, 2002, respectively.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth”, as well as a covenant limiting the amount of indebtedness which the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2003.

Avista Capital provides guarantees for Avista Energy’s credit agreement and, in the course of business, may provide guarantees to other parties with whom Avista Energy may be doing business. Avista Capital had $58.7 million of performance guarantees related to energy trading contracts outstanding as of June 30, 2003.

AVISTA CORPORATION

Periodically, Avista Capital may lend funds to Avista Energy to support its short-term cash and collateral needs. Avista Energy’s obligations to repay loans to Avista Capital are subordinate to any obligations of Avista Energy to the banks under the credit agreements. As of June 30, 2003, there were no loans between Avista Capital and Avista Energy outstanding.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $29.7 million as of June 30, 2003, which is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $91.1 million as of June 30, 2003, which is included in cash and cash equivalents with a corresponding amount in other current liabilities on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of June 30, 2003, Avista Energy had $185.8 million in cash, including the $91.1 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement as well as certain counterparty agreements result in Avista Energy maintaining certain levels of cash and therefore inherently limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. During the six months ended June 30, 2003 Avista Energy paid $2.1 million in dividends to Avista Capital.

Avista Advantage Operations

As of June 30, 2003, Avista Advantage did not have a material amount of cash and cash equivalents and $2.6 million in debt was outstanding. Avista Advantage’s outstanding debt is related to capital leases.

Other Operations

As of June 30, 2003, this line of business had $0.1 million of cash and cash equivalents and $0.7 million in debt was outstanding. The outstanding debt includes short-term borrowings and capital leases.

Contractual Obligations

The Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2002 Form 10-K with the following exceptions:

The following table details the Company’s debt repurchases from January 1, 2003 through August 12, 2003 (dollars in thousands):

Repurchase		Interest	Maturity	Principal
Date	Description	Rate	Year	Amount

January 2003	Unsecured Senior Notes	9.75%	2008	$10,000
February 2003	Unsecured Senior Notes	9.75%	2008	505
March 2003	Unsecured Medium-Term Notes	8.23%	2022	5,000
April 2003	Unsecured Medium-Term Notes	6.88%	2028	10,000
May 2003	Unsecured Medium-Term Notes	5.99%	2007	150
June 2003	Unsecured Medium-Term Notes	7.42%	2004	1,500
July 2003	Unsecured Medium-Term Notes	8.05%	2012	12,000
July 2003	Unsecured Senior Notes	9.75%	2008	3,000
August 2003	Unsecured Senior Notes	9.75%	2008	10,330

	Total debt repurchases			$52,485

Short-term debt of Avista Utilities decreased from $95.0 million as of December 31, 2002 to $91.0 million as of June 30, 2003. The amount outstanding as of June 30, 2003 included $35.0 million under Avista Corp.’s $245.0 million committed line of credit and $56.0 million under a $100.0 million accounts receivable financing facility as discussed under “Off-Balance Sheet Arrangements.” Amounts outstanding under the accounts receivable financing facility are accounted for as sales of accounts receivable on the Consolidated Balance Sheet.

AVISTA CORPORATION

Avista Energy’s contractual commitments to purchase energy commodities in future periods were as follows as of June 30, 2003 (dollars in millions):

Year ended June 30,	2004	2005	2006	2007	2008	Thereafter

Physical energy contracts	$1,007	$316	$222	$174	$157	$389
Financial energy contracts	266	27	5	1	—	—

Avista Energy also has sales commitments related to energy commodities in future periods.

As of June 30, 2003, Avista Corp. did not have any commitments outstanding with equity triggers. When the Company’s corporate credit rating was reduced to below investment grade in October 2001, additional collateral requirements due to rating triggers were met and further requirements are not currently anticipated. Avista Corp. does not expect any material impact from rating triggers; remaining triggers for Avista Corp. primarily relate to changes in pricing under certain financing agreements. A reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement.

Future Outlook

Business Strategy

Avista Corp. continues to implement its business strategy with a focus on fundamentals with a concentrated effort on its core energy-related businesses. Avista Corp. intends to focus on improving cash flows and earnings, controlling costs and reducing debt while working to restore an investment grade credit rating. Avista Utilities seeks to maintain a strong, low-cost and efficient electric and natural gas utility business focused on providing reliable, high quality service to its customers. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic and population growth in its service territory. It is Avista Utilities’ strategy to own or have contracts for a sufficient amount of resources to meet its retail and wholesale energy requirements under a range of operating conditions. Avista Energy operates primarily within the WECC and focuses on asset-backed optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric and natural gas transmission and transportation arrangements. Avista Energy’s marketing efforts are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. The Company’s strategy may include the acquisition or management of generation assets that become available with partners that have capital resources. Avista Advantage remains focused on growing revenue, improving margins, reducing fixed and variable costs and improving client satisfaction. Over time as opportunities arise, the Company plans to dispose of assets and phase out operations in the Other business segment.

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

Participants in the wholesale market include other utilities, federal marketing agencies and energy trading and marketing companies. The wholesale market has changed significantly over the last few years with respect to market participants involved, level of activity, variability in market prices, liquidity, FERC-imposed price caps and counterparty credit issues. During 2000 and the first half of 2001, the electric wholesale market in the WECC region

AVISTA CORPORATION

was more turbulent than previously experienced and marked by significant volatility, service disruptions and defaults by certain participants. During the second half of 2001 and 2002, wholesale market prices decreased to levels similar to those experienced before 2000. Wholesale market prices increased in early 2003; however, prices have decreased during the second quarter of 2003. Many energy companies are facing liquidity issues, and counterparty credit exposure is of concern to market participants. During 2002 and the first six months of 2003, electric and natural gas trading volumes have decreased, the energy markets are less volatile and fewer creditworthy counterparties are currently participating in the energy markets. Avista Corp. is actively monitoring energy industry developments with a focus on liquidity, volatility of energy trading markets and counterparty credit exposure.

The Avista Capital subsidiaries, particularly Avista Advantage, are subject to competition as they develop products and services and enter new markets. Competition from other companies in these emerging industries may mean challenges for a company to be the first to market a new product or service to gain the advantage in market share. In order for these new businesses to grow as planned, one significant challenge will be the availability of funding and resources to meet the capital needs. Other challenges will be rapidly advancing technologies, possibly making some of the current technology quickly obsolete, and requiring continual research and development for product advancement. In order for some of these subsidiaries to succeed, they will need to reduce costs of these emerging technologies to make them affordable to future customers.

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

Hydroelectric conditions in 2001 were significantly below normal, leading to a greater than normal reliance on purchased power. Hydroelectric generation was slightly above normal in 2002 and current forecasts indicate that hydroelectric generation will be approximately 92 percent of normal in 2003. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities — Regulatory Matters.”

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

Natural gas commodity prices increased dramatically during 2000 and remained at relatively high levels during the first half of 2001 before declining in the second half of the year. Natural gas commodity prices during 2002 were generally lower than during 2000 and the first half of 2001. Natural gas commodity prices have increased towards the end of 2002 and into the first half of 2003 before declining somewhat during June and July of 2003. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage based on the levels of existing reserves and the potential for natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from electric space, oil space and electric water heating to natural gas. Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions and the timing of recovery for increased commodity costs. Avista Utilities’ natural gas business also faces the potential for certain natural gas customers to by-pass its natural gas system. To reduce the potential for such by-pass, Avista Utilities prices its natural gas services, including transportation contracts, competitively and has varying degrees of flexibility to price its transportation and delivery rates by means of individual contracts, subject to state regulatory review and approval. Avista Utilities has long-term transportation contracts with several of its largest industrial customers, which reduces the risk of these customers by-passing the system in the foreseeable future.

Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks, including commodity price risk and credit risk, as well as possible new risks resulting from the

AVISTA CORPORATION

imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. Avista Energy has fully reserved for all defaulted obligations from California parties and believes that any refunds imposed would not exceed its uncollected receivables. On June 25, 2003, the FERC denied the request of certain parties for retroactive refunds for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. See “Power Market Issues” for further information with respect to the refund proceedings.

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

Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. In the case of electricity, prices can be affected by the adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities. Demand changes (caused by variations in the weather and other factors) can also affect market prices. Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably during the second half of 2001, 2002 and the first half of 2003 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy and make financial settlements. Credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. These policies include an evaluation of the financial condition and credit ratings of counterparties, collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees, and the use of standardized agreements that allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. However, despite mitigation efforts, defaults by counterparties periodically occur. Avista Energy experienced payment receipt defaults from certain parties impacted by the California energy crisis. Both Avista Corp. and Avista Energy engaged in considerable business and had short-term and long-term contracts with entities that have filed for bankruptcy protection. These bankruptcies and other changes, uncertainties and regulatory proceedings have resulted in reduced liquidity in the energy markets.

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

AVISTA CORPORATION

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

Foreign Currency Risk. The Company has investments in Canadian companies through Avista Energy Canada, Ltd. and its subsidiary, Copac Management, Inc. The Company’s exposure to foreign currency risk and other foreign operations risk was immaterial to the Company’s consolidated results of operations and financial position during the six months ended June 30, 2003 and is not expected to change materially in the near future.

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

Quantitative Risk Measurements. Avista Utilities has volume limits for its imbalance between projected loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities is able to vary the operation of its generating resources to match hourly, daily and weekly load fluctuations. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected in the 18-month forward planning horizon. Any imbalance is required to remain within limits, or management action or decisions are triggered to address larger imbalance situations. Volume limits for forward periods are based on monthly and quarterly averages that may vary materially from the actual load and resource variations within any given month or operating day. Future projections of resources are updated as forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products available may not match Avista Utilities’ desired transaction size and shape. Therefore, open imbalance positions exist at any given time.

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

As of June 30, 2003, Avista Energy’s estimated potential one-day unfavorable impact on gross margin was $0.9 million, as measured by VAR, related to its commodity trading and marketing business, compared to $0.7 million as of December 31, 2002. The average daily VAR for the six months ended June 30, 2003 was $0.7 million. The high daily VAR was $1.0 million and the low daily VAR was $0.4 million during the six months ended June 30, 2003. Avista Energy was in compliance with its one-day VAR limits during the six months ended June 30, 2003. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits. Market risks associated with derivative commodity instruments held for purposes other than trading were not material as of June 30, 2003.

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

AVISTA CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Future Outlook: Business Risk and Risk Management.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company’s filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act rules 13a-15(d) and 15d-15(d) that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of Avista Corp. was held on May 8, 2003. The election of three directors with expiring terms was the only matter voted upon at the meeting. There were 48,181,927 shares of common stock issued and outstanding as of March 20, 2003, the proxy record date, with 42,897,446 shares represented at said meeting. The results of the voting are shown below:

		Against or	Term
Director	For	Withheld	Expires

John F. Kelly	41,848,809	1,048,637	2006
Lura J. Powell, Ph.D.	41,848,527	1,048,919	2006
R. John Taylor	41,838,994	1,058,452	2006

The terms of directors Erik J. Anderson, Kristianne Blake, David A. Clack, Roy L. Eiguren, Gary G. Ely and Jessie J. Knight, Jr. continued after the meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

               Exhibits Filed:

4(d)	Amendment No. 1, dated as of May 13, 2003, extending the expiration date of the Credit Agreement dated as of May 21, 2002 among Avista Corporation, the Banks Party Hereto, Washington Mutual Bank, as Managing Agent, Fleet National Bank, Keybank National Association, U.S. Bank, National Association and Wells Fargo Bank, as Documentation Agents, Union Bank of California, N.A., as Syndication Agent and The Bank of New York, as Administrative Agent and Issuing Bank.

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

31(a)	Certification of Chief Executive Officer

31(b)	Certification of Chief Financial Officer

               Exhibits Furnished:

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

          (b) Reports on Form 8-K.

Dated April 9, 2003 with respect to the decision to recommend certification of the agreement between Avista Corp., Avista Energy and the FERC staff should be delayed to further address certain issues and to allow for potential uncertainty to be removed with respect to the final resolution of the case.

Dated April 30, 2003 with respect to 2003 first quarter earnings.

Dated June 25, 2003 to disclose that the FERC’s administrative law judge issued an order denying the request to certify the agreement between Avista Corp., Avista Energy and the FERC staff and forward it to the FERC for its final approval.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 12, 2003	/s/ Malyn K. Malquist

Malyn K. Malquist Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)