Form 10-Q
period 2004-03-31
AVISTA CORP
filed 2004-05-10
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 48,378,373 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

Index

Page No.
Part I. Financial Information:
Item 1. Consolidated Financial Statements
Consolidated Statements of Income - Three Months Ended March 31, 2004 and 2003	3
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2004 and 2003	4
Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	5
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003	7
Schedule of Information by Business Segments - Three Months Ended March 31, 2004 and 2003	8
Notes to Consolidated Financial Statements	9
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.Controls and Procedures	50
Part II. Other Information:
Item 1.Legal Proceedings	51
Item 6.Exhibits and Reports on Form 8-K	51
Signature	52
EXHIBIT 4.(A)
EXHIBIT 4.(B)
EXHIBIT 4.(C)
EXHIBIT 12
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands, except per share amounts

	2004	2003
OPERATING REVENUES	$343,732	$338,892

OPERATING EXPENSES:
Resource costs	198,954	185,916
Operations and maintenance	38,054	33,323
Administrative and general	25,496	27,863
Depreciation and amortization	17,682	18,942
Taxes other than income taxes	20,339	17,858

Total operating expenses	300,525	283,902

INCOME FROM OPERATIONS	43,207	54,990

OTHER INCOME (EXPENSE):
Interest expense	(22,151)	(23,509)
Interest expense to affiliated trusts	(1,478)	—
Capitalized interest	580	172

Net interest expense	(23,049)	(23,337)
Other income — net	1,656	254

Total other income (expense)-net	(21,393)	(23,083)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,814	31,907
INCOME TAXES	9,130	13,465

INCOME FROM CONTINUING OPERATIONS	12,684	18,442

DISCONTINUED OPERATIONS (Note 3):
Loss before income tax benefit	—	(2,044)
Income tax benefit	—	924

LOSS FROM DISCONTINUED OPERATIONS	—	(1,120)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12,684	17,322
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax)	(460)	(1,190)

NET INCOME	12,224	16,132
DEDUCT-Preferred stock dividend requirements	—	578

INCOME AVAILABLE FOR COMMON STOCK	$12,224	$15,554

Weighted-average common shares outstanding (thousands), Basic	48,352	48,100
Weighted-average common shares outstanding (thousands), Diluted	49,038	48,119
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 12):
Earnings per common share from continuing operations	$0.26	$0.37
Loss per common share from discontinued operations	—	(0.02)

Earnings per common share before cumulative effect of accounting change	0.26	0.35
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)

Total earnings per common share, basic and diluted	$0.25	$0.32

Dividends paid per common share	$0.125	$0.120

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2004	2003
NET INCOME	$12,224	$16,132

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(72)	291
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $102 and $(9), respectively	189	(17)
Unfunded accumulated benefit obligation - net of taxes of $6	—	12
Unrealized losses on derivative commodity instruments - net of taxes of $(701)	(1,301)	—
Reclassification adjustment for realized gains on derivative commodity instruments included in net income — net of taxes of $(32)	(59)	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,243)	286

COMPREHENSIVE INCOME	$10,981	$16,418

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

Dollars in thousands

	March 31,	December 31,
	2004	2003
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$160,986	$128,126
Restricted cash	22,144	16,472
Securities held for trading	4,913	18,903
Accounts and notes receivable-less allowances of $46,539 and $46,382, respectively	238,478	318,848
Energy commodity assets	273,996	253,676
Materials and supplies, fuel stock and natural gas stored	14,023	22,428
Prepayments and other current assets	75,022	79,472
Deferred income taxes	11,201	11,455

Total current assets	800,763	849,380

NET UTILITY PROPERTY:
Utility plant in service	2,620,964	2,606,012
Construction work in progress	47,589	49,615

Total	2,668,553	2,655,627
Less: Accumulated depreciation and amortization	745,601	741,626

Total net utility property	1,922,952	1,914,001

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	37,771	38,383
Non-utility properties and investments-net	92,770	89,133
Non-current energy commodity assets	245,960	242,359
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	18,856	17,958

Total other property and investments	408,760	401,236

DEFERRED CHARGES:
Regulatory assets for deferred income tax	131,957	131,763
Other regulatory assets	41,429	44,381
Utility energy commodity derivative assets	46,774	39,500
Power and natural gas deferrals	165,748	171,342
Unamortized debt expense	46,946	48,825
Other deferred charges	28,667	30,431

Total deferred charges	461,521	466,242

TOTAL ASSETS	$3,593,996	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)
Avista Corporation

Dollars in thousands

	March 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$219,946	$298,285
Energy commodity liabilities	244,943	229,642
Deposits from counterparties	111,954	97,811
Current portion of long-term debt	29,899	29,711
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	55,520	80,525
Interest accrued	22,785	18,504
Other current liabilities	90,066	82,125

Total current liabilities	776,863	838,353

LONG-TERM DEBT	930,923	925,012

LONG-TERM DEBT TO AFFILIATED TRUSTS	113,403	113,403

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 297,500 shares outstanding ($100 stated value)	29,750	29,750

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	196,885	192,731
Regulatory liability for utility plant retirement costs	170,505	167,061
Utility energy commodity derivative liabilities	33,892	36,057
Deferred income taxes	492,088	492,799
Other non-current liabilities and deferred credits	92,410	84,441

Total other non-current liabilities and deferred credits	985,780	973,089

TOTAL LIABILITIES	2,836,719	2,879,607

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,375,327 and 48,344,009 shares outstanding, respectively	627,368	626,788
Note receivable from employee stock ownership plan	(1,981)	(2,424)
Capital stock expense and other paid in capital	(10,753)	(10,950)
Accumulated other comprehensive loss	(9,283)	(8,040)
Retained earnings	151,926	145,878

TOTAL STOCKHOLDERS’ EQUITY	757,277	751,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,593,996	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2004	2003
CONTINUING OPERATING ACTIVITIES:
Net income	$12,224	$16,132
Loss from discontinued operations	—	1,120
Cumulative effect of accounting change	460	1,190
Purchases of securities held for trading	(1,994)	—
Sales of securities held for trading	15,973	—
Non-cash items included in net income:
Depreciation and amortization	17,682	18,942
Provision for deferred income taxes	(31)	4,151
Power and natural gas cost amortizations, net of deferrals	5,194	8,271
Amortization of debt expense	2,036	2,002
Energy commodity assets and liabilities	(6,558)	(12,363)
Other	3,440	(123)
Changes in working capital components:
Restricted cash	(5,672)	2,266
Sale of customer accounts receivable under revolving agreement-net	(4,000)	13,000
Accounts and notes receivable	84,195	(43,586)
Materials and supplies, fuel stock and natural gas stored	8,405	8,341
Other current assets	4,450	28,364
Accounts payable	(78,339)	62,896
Deposits from counterparties	14,143	(4,495)
Other current liabilities	12,222	7,265

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	83,830	113,373

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(19,889)	(18,585)
Other capital expenditures	(636)	(2,472)
Changes in other property and investments	(477)	(155)
Repayments received on notes receivable	990	97

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(20,012)	(21,115)

CONTINUING FINANCING ACTIVITIES:
Decrease in short-term borrowings	(25,005)	(30,000)
Redemption and maturity of long-term debt	(910)	(15,797)
Redemption of preferred stock	—	(1,575)
Issuance of common stock	1,868	1,745
Repurchase of common stock under equity compensation plans	(815)	—
Cash dividends paid	(6,043)	(6,349)
Cash received in interest rate swap agreement	125	—
Premiums paid for the redemption of long-term debt	(97)	(88)
Long-term debt and short-term borrowing issuance costs	(81)	(50)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(30,958)	(52,114)

NET CASH PROVIDED BY CONTINUING OPERATIONS	32,860	40,144
NET CASH USED IN DISCONTINUED OPERATIONS	—	(2,089)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,860	38,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,126	173,286

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,986	$211,341

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$17,077	$18,185
Income taxes	(1,933)	3,502

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Three Months Ended March 31
Dollars in thousands

	2004	2003
OPERATING REVENUES:
Avista Utilities	$290,005	$259,740
Energy Marketing and Resource Management	103,718	122,877
Avista Advantage	5,286	4,763
Other	3,913	4,100
Intersegment eliminations	(59,190)	(52,588)

Total operating revenues	$343,732	$338,892

RESOURCE COSTS:
Avista Utilities	$164,333	$144,528
Energy Marketing and Resource Management	93,811	93,976
Intersegment eliminations	(59,190)	(52,588)

Total resource costs	$198,954	$185,916

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$125,672	$115,212
Energy Marketing and Resource Management	9,907	28,901

Total gross margins (operating revenues less resource costs)	$135,579	$144,113

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$31,565	$26,288
Energy Marketing and Resource Management	—	—
Avista Advantage	2,814	3,245
Other	3,675	3,790

Total operations and maintenance expenses	$38,054	$33,323

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$18,046	$16,996
Energy Marketing and Resource Management	4,661	8,594
Avista Advantage	1,785	1,628
Other	1,004	645

Total administrative and general expenses	$25,496	$27,863

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$16,236	$17,403
Energy Marketing and Resource Management	347	305
Avista Advantage	507	686
Other	592	548

Total depreciation and amortization expenses	$17,682	$18,942

INCOME FROM OPERATIONS:
Avista Utilities	$39,661	$36,873
Energy Marketing and Resource Management	4,719	19,804
Avista Advantage	180	(795)
Other	(1,353)	(892)

Total income from operations	$43,207	$54,990

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$10,816	$8,326
Energy Marketing and Resource Management	3,530	13,065
Avista Advantage	(17)	(639)
Other	(1,645)	(2,310)

Total income from continuing operations	$12,684	$18,442

ASSETS (2003 amounts as of December 31):
Avista Utilities	$2,546,647	$2,532,936
Energy Marketing and Resource Management	963,737	1,013,213
Avista Advantage	31,578	36,405
Other	52,034	48,305

Total assets	$3,593,996	$3,630,859

CAPITAL EXPENDITURES:
Avista Utilities	$19,889	$18,585
Energy Marketing and Resource Management	289	1,988
Avista Advantage	53	74
Other	294	410

Total capital expenditures	$20,525	$21,057

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

Please refer to the section “Acronyms and Terms” in the 2003 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of eastern Washington, northern Idaho, northeast and southwest Oregon and in the South Lake Tahoe region of California. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments.

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

AVISTA CORPORATION

Avista Advantage is a provider of utility bill processing, payment and information services to multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

Avista Utilities Operating Revenues

Operating revenues for Avista Utilities related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded.

Avista Energy Operating Revenues

Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, with respect to the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts that are not accounted for as derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues.

Avista Energy accounted for energy commodity trading activities in compliance with Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” through December 31, 2002 for contracts entered into on or prior to October 25, 2002. During the three months ended March 31, 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which effectively required the transition of accounting for energy trading activities from EITF Issue No. 98-10 to SFAS No. 133.

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2004	2003
Interest income	$1,704	$860
Interest on power and natural gas deferrals	2,015	1,935
Net gain (loss) on the disposition of assets	9	(18)
Net loss on subsidiary investments	(707)	(1,555)
Other expense	(1,946)	(1,652)
Other income	581	684

Total	$1,656	$254

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

	2004	2003
Net income (dollars in thousands):
As reported	$12,224	$16,132
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	555	719

Pro forma	$11,669	$15,413

Basic and diluted earnings per common share:
As reported	$0.25	$0.32
Pro forma	$0.24	$0.31

AVISTA CORPORATION

Restricted Cash

Restricted cash includes bank deposits of $20.5 million and $15.0 million as collateral for letters of credit issued under Avista Energy’s credit agreement as of March 31, 2004 and December 31, 2003, respectively. See Note 10 for further information with respect to Avista Energy’s credit agreement. Restricted cash also includes deposits held in trust of $1.6 million and $1.5 million for certain employees of Avista Energy as part of a bonus retention plan as of March 31, 2004 and December 31, 2003, respectively.

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives.

The Company recovers certain utility plant retirement costs through rates charged to customers as a portion of its depreciation expense. During the three months ended March 31, 2004, the Company changed its estimate of utility plant retirement costs that are included as a component of depreciation expense, which resulted in a decrease in the regulatory liability for utility plant retirement costs and an increase in accumulated depreciation. The Company had estimated retirement costs of $170.5 million and $167.1 million included as a regulatory liability on the Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003, respectively. These costs do not represent legal or contractual obligations.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment during the three months ended March 31, 2004 and determined that goodwill was not impaired. Goodwill is included in non-utility properties and investments-net on the Consolidated Balance Sheets and totaled $7.5 million ($6.6 million in the Other business segment and $0.9 million in Energy Marketing and Resource Management) as of March 31, 2004 and December 31, 2003. The level of goodwill as of March 31, 2004 and December 31, 2003 was supported by the value attributed to the operations acquired.

Regulatory Deferred Charges and Credits

The Company prepares its consolidated financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company prepares its financial statements in accordance with SFAS No. 71 because (i) the Company’s rates for regulated services are established by or subject to approval by an independent third-party regulator; (ii) the regulated rates are designed to recover the Company’s cost of providing the regulated services; and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover the Company’s costs. SFAS No. 71 requires the Company to reflect the impact of regulatory decisions in its financial statements. SFAS No. 71 requires that certain costs and/or obligations (such as incurred power and natural gas costs not currently recovered through rates, but expected to be recovered in the future) are reflected as deferred charges on the balance sheet. These costs and/or obligations are not reflected in the statement of income until the period during which matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 with respect to all or a portion of the Company’s regulated operations, the Company could be required to write off its regulatory assets. The Company could also be precluded from the future deferral of costs not recovered through rates at the time such costs were incurred, even if the Company expected to recover such costs in the future.

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals and Recovery Mechanisms” and “Natural Gas Cost Deferrals and Recovery Mechanisms” below for further information), investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset for consolidation of variable interest entity (see Note 2 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

AVISTA CORPORATION

Other regulatory assets consisted of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Regulatory asset for consolidation of variable interest entity	$17,322	$16,707
Regulatory asset for postretirement benefit obligation	4,137	4,255
Demand side management and conservation programs	16,673	19,683
Other	3,297	3,736

Total	$41,429	$44,381

Regulatory liabilities include utility plant retirement costs. Deferred credits include, among other items, regulatory liabilities created when the Centralia Power Plant (Centralia) was sold, regulatory liabilities offsetting net energy commodity derivative assets (see Note 5 for further information) and the gain on the general office building sale/leaseback, which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as other non-current liabilities and deferred credits.

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utility Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities has continued to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

The Natural Gas Benchmark Mechanism provides benefits to retail customers and allows Avista Energy to retain a portion of the benefits associated with asset optimization and the efficiencies gained in purchasing natural gas for Avista Utilities as part of a larger portfolio. In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. The Company is also planning to move these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements on March 31, 2005.

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

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.5 percent as of March 31, 2004. Total deferred power costs for Washington customers were $116.5 million and $125.7 million as of March 31, 2004 and December 31, 2003, respectively.

The WUTC issued an order that became effective July 1, 2002 for restructuring of rate increases previously approved by the WUTC totaling 31.2 percent. The July 2002 rate change increased base retail rates 19.3 percent and provided an 11.9 percent continuing surcharge for the recovery of deferred power costs. The WUTC rate order

AVISTA CORPORATION

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

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The settlement agreement establishing the ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on April 1, 2004 related to $22.8 million of deferred power costs incurred for 2003.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 1.0 percent on current year deferrals and 3.0 percent on carryover balances as of March 31, 2004. The IPUC originally approved a 19.4 percent surcharge in October 2001, which has been extended through October 2004 for recovery of previously deferred power costs. Based on IPUC staff recommendations and IPUC orders, the prudence of $11.9 million of deferred power costs will be reviewed in the electric general rate case that Avista Utilities filed in February 2004. Total deferred power costs for Idaho customers were $28.5 million and $30.3 million as of March 31, 2004 and December 31, 2003, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $20.8 million and $15.4 million as of March 31, 2004 and December 31, 2003, respectively.

Intersegment Eliminations

Intersegment eliminations represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and to conform to changes in accounting standards and have not affected previously reported total net income or stockholders’ equity.

NOTE 2. NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires the Company to classify certain financial instruments as liabilities that have historically been classified as equity. This statement requires the Company to classify as a liability financial instruments that are subject to mandatory redemption at a specified or determinable date or upon an event that is certain to occur. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for prior periods was not permitted. The adoption of this statement required the Company to classify $31.5 million of preferred stock subject to mandatory redemption as liabilities on the Consolidated Balance Sheet. The adoption of this statement also required the Company to classify preferred stock dividends subsequent to July 1, 2003 as interest expense in the Consolidated Statements of Income.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires expanded disclosures with respect to pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. However, this statement does not

AVISTA CORPORATION

change the measurement and recognition provisions of previous FASB statements related to pensions and other postretirement benefits. The Company was required to adopt this statement as of December 31, 2003. The adoption of this statement did not have any effect on the Company’s financial condition or results of operations. The expanded disclosures required by this statement are included in Note 7.

In July 2003, the EITF reached consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3.” This EITF Issue requires that revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. Derivatives not held for trading purposes at Avista Energy are reported gross, unless they are “booked out” or the economic substance indicates that net reporting is appropriate. The adoption of this EITF Issue resulted in a reduction in operating revenues and resource costs of approximately $2.7 million for 2004 as compared to 2003 for Avista Utilities.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively referred to as FIN 46). In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred to as special purpose entities or off-balance sheet structures; however, FIN 46 applies to a broader group of entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or it is entitled to receive a majority of the entity’s residual returns. FIN 46 also requires disclosure of variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003 and applied to certain existing variable interest entities for the first fiscal year or interim period ending after December 15, 2003. Application for all other types of entities was required for periods ending after March 15, 2004.

FIN 46 required the Company to consolidate WP Funding LP effective for the period ended December 31, 2003. WP Funding LP is an entity that was formed in 1993 for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP. The total amount of WP Funding LP debt outstanding was $54.6 million as of March 31, 2004 and December 31, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. As of March 31, 2004, the book value of the debt and equity of WP Funding LP exceeded the book value of the Rathdrum CT by $17.3 million. In accordance with regulatory accounting practices, the Company recorded this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in previous state regulatory filings with the WUTC and IPUC.

FIN 46 also resulted in the Company no longer including Avista Capital I and Avista Capital II in its consolidated financial statements for the period ended December 31, 2003. Avista Capital I and Avista Capital II are business trusts formed in 1997 for the purpose of issuing a combined $110.0 million of preferred trust securities to third parties and $3.4 million of common trust securities to Avista Corp. The sole assets of Avista Capital I and Avista Capital II are $113.4 million of junior subordinated deferrable interest debentures of Avista Corp. Avista Capital I and Avista Capital II are considered variable interest entities under the provisions of FIN 46. As Avista Corp. is not the primary beneficiary, these entities are no longer included in Avista Corp.’s consolidated financial statements. Interest expense to affiliated trusts of $1.5 million in the Consolidated Statements of Income for the three months ended March 31, 2004 represents interest expense on the $113.4 million of long-term debt to affiliated trusts for the first quarter of 2004.

Additionally, the implementation of FIN 46, as revised in December 2003, resulted in the Company including a partnership as well as several low-income housing project investments held in the Other business segment in its consolidated financial statements for the three months ended March 31, 2004. This resulted in an increase in assets of $7.1 million, long-term debt of $5.4 million and a charge of $0.5 million recorded as a cumulative effect of accounting change for the three months ended March 31, 2004.

The Company has evaluated Avista Energy’s contracts and relationship with Rathdrum Power, LLC (RP LLC), an entity that is 49 percent owned by Avista Power, and determined that RP LLC should not be consolidated pursuant to

AVISTA CORPORATION

FIN 46. RP LLC operates a 270 MW natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project). All of the output from the Lancaster Project is contracted to Avista Energy through 2026 under a Power Purchase Agreement. As of March 31, 2004, RP LLC had $117.2 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt.

The adoption of SFAS No. 150 and FIN 46 does not cause the Company to fail to meet any of the covenants of the Company’s $245.0 million committed line of credit, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter as the covenant calculations exclude the effect of changes in accounting standards.

NOTE 3. DISCONTINUED OPERATIONS

In 2003, total investments of $12.2 million were made by private equity investors in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As of March 31, 2004, Avista Corp., through Avista Labs, had an ownership interest of approximately 17.5 percent in ReliOn, Inc., with the opportunity but no further obligation to fund or invest in this business. Avista Corp.’s investment in ReliOn, Inc. is accounted for under the cost method.

NOTE 4. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC) was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of March 31, 2004 and December 31, 2003, $68.0 million and $72.0 million, respectively, in accounts receivables were sold under this revolving agreement.

NOTE 5. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

Avista Utilities enters into forward contracts to purchase or sell energy. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources as discussed in Note 6. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement subject to current or future recovery in retail rates. Realized gains and losses are reflected as adjustments through purchased gas cost adjustments, the ERM and the PCA mechanism.

Prior to the adoption of SFAS No. 149 on July 1, 2003, Avista Utilities elected the normal purchases and sales exception for substantially all of its contracts for both capacity and energy under SFAS No. 133. As such, Avista Utilities was not required to record these contracts as derivative commodity assets and liabilities. Under SFAS No. 149, substantially all new forward contracts to purchase or sell power and natural gas used for generation, which were entered into on or after July 1, 2003, are recorded as assets or liabilities at market value with an offsetting

AVISTA CORPORATION

regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary.

As of March 31, 2004, the utility derivative commodity asset balance was $46.8 million, the derivative commodity liability balance was $33.9 million and the offsetting net regulatory liability was $12.9 million. As of December 31, 2003, the utility derivative commodity asset balance was $39.5 million, the derivative commodity liability balance was $36.1 million and the offsetting net regulatory liability was $3.4 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The offsetting net regulatory liability is included in other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

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

Avista Utilities

Avista Utilities engages in an ongoing process of resource optimization, which involves the pursuit of economic resources to serve load obligations and using existing resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy to and from utilities and other entities as part of the process of acquiring resources to serve its retail and wholesale load obligations. These transactions range from a term as short as one hour up to long-term contracts that extend beyond one year. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match expected resources to expected energy requirements. Resource optimization also includes transactions such as purchasing fuel to run thermal generation and, when economic, selling fuel and substituting electric wholesale market purchases for the operation of Avista Utilities’ own resources, as well as other wholesale transactions to capture the value of available generation and transmission resources. This optimization process includes entering into financial and physical hedging transactions as a means of managing risks.

Avista Utilities manages the impact of fluctuations in electric energy prices by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any load/resource imbalances within a rolling 18-month planning horizon are managed within risk policy volumetric limits. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Avista Energy is responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. In February 2004, the WUTC ordered that these functions be moved back to Avista Utilities for Washington customers, and in April 2004, the WUTC approved Avista Utilities’ transition plan to move these functions back into Avista Utilities by March 31, 2005. Avista Utilities is also planning to move these functions for Idaho and Oregon customers with the expiration of current agreements on March 31, 2005. See description of Natural Gas Benchmark Mechanism in Note 1 for further information. Avista Utilities has continued to manage natural gas procurement for its California operations, which currently represents approximately four percent of its total natural gas therm sales.

AVISTA CORPORATION

Avista Energy

Avista Energy is an electricity and natural gas marketing, trading and resource management business. Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy purchases natural gas and electricity from producers and energy marketing and trading companies. Its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and energy marketing and trading companies.

Avista Energy’s marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy trades natural gas and electricity derivative commodity instruments on national exchanges and through other exchanges and brokers, and therefore can experience net open positions in terms of price, volume, and specified delivery point. The open positions expose Avista Energy to the risk that fluctuating market prices may adversely impact its financial condition or results of operations. However, the net open positions are actively managed with strict policies designed to limit the exposure to market risk and requiring daily reporting to management of potential financial exposure.

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

AVISTA CORPORATION

value that are not effective are recognized currently in earnings as operating revenues. Amounts recorded in accumulated other comprehensive income or loss are recognized in earnings during the period that the hedged items are recognized in earnings.

During the three months ended March 31, 2004, a gain of $0.4 million related to hedge ineffectiveness was recorded in earnings as operating revenues. As of March 31, 2004, there was a gain of $0.5 million (net of tax) in accumulated other comprehensive income (loss) related to designated cash flow hedges, while a gain of $0.1 million (net of tax) was reclassified from accumulated comprehensive income (loss) and recognized in earnings during the three months ended March 31, 2004. Of the amount in accumulated other comprehensive income (loss) as of March 31, 2004, Avista Energy expects to recognize a loss of $0.4 million in earnings during the next 12 months. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 33 months.

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

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2004 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years
Energy commodities (volumes)
Electric	41,074	41,622	13	205	452	1
Natural gas	193,537	188,186	2	1,217,327	1,212,361	3

The weighted average term of Avista Energy’s electric derivative commodity instruments as of March 31, 2004 was approximately 8 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of March 31, 2004 was approximately 5 months.

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2004, and the average estimated fair value of those instruments held during the three months ended March 31, 2004, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of March 31, 2004				three months ended March 31, 2004
	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Electric	$167,626	$226,947	$147,260	$186,770	$144,204	$223,219	$123,059	$183,723
Natural gas	106,370	19,013	97,683	10,115	90,159	17,841	80,505	8,725

Total	$273,996	$245,960	$244,943	$196,885	$234,363	$241,060	$203,564	$192,448

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for three months ended March 31, 2004 was an unrealized gain of $6.6 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the three months ended March 31, 2003 was an unrealized gain of $12.4 million.

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees. Employees of Avista Energy also participate in this plan. Individual benefits under this plan are based upon years of service and the employee’s average compensation as specified in the plan. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts that are currently deductible for income tax purposes. The Company made $12 million in cash contributions to the pension plan in 2003. The Company expects

AVISTA CORPORATION

to contribute approximately $15 million to the pension plan in 2004 ($3.75 million was contributed during the three months ended March 31, 2004).

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services.

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

			Post-
	Pension Benefits		retirement Benefits
	2004	2003	2004	2003
Service cost	$2,025	$1,951	$125	$121
Interest cost	4,162	3,926	620	619
Expected return on plan assets	(3,425)	(2,716)	(300)	(211)
Transition (asset)/obligation recognition	(275)	(271)	250	245
Amortization of prior service cost	100	164	—	—
Net (gain) loss recognition	1,138	974	205	(104)

Net periodic benefit cost	$3,725	$4,028	$900	$670

NOTE 8. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of March 31, 2004 and December 31, 2003 (dollars in thousands):

Maturity		Interest	March 31,	December 31,
Year	Description	Rate	2004	2003
2005	Secured Medium-Term Notes	6.39%-6.68%	$29,500	$29,500
2005	WP Funding LP Note	8.36%	54,572	54,572
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2008	Secured Medium-Term Notes	6.89%-6.95%	20,000	20,000
2010	Secured Medium-Term Notes	6.67%-6.90%	10,000	10,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.26%-7.45%	27,500	27,500
2023	Secured Medium-Term Notes	7.18%-7.54%	24,500	24,500

	Total secured long-term debt		398,072	398,072

2004	Unsecured Medium-Term Notes	7.42%	28,500	28,500
2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	5.99%-7.94%	25,850	25,850
2008	Senior Notes	9.75%	317,118	317,683
2008	Unsecured Medium-Term Notes	6.06%	25,000	25,000
2010	Unsecured Medium-Term Notes	8.02%	25,000	25,000
2022	Unsecured Medium-Term Notes	8.15%-8.23%	5,000	5,000
2023	Unsecured Medium-Term Notes	7.99%	5,000	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100
2028	Unsecured Medium-Term Notes	6.37%-6.88%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000

	Total unsecured long-term debt		552,268	552,833

	Other long-term debt and capital leases		12,256	5,812

	Unamortized debt discount		(1,774)	(1,994)

	Total		960,822	954,723
	Current portion of long-term debt		(29,899)	(29,711)

	Total long-term debt		$930,923	$925,012

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT TO AFFILIATED TRUSTS

In April 2004, the Company issued Junior Subordinated Debt Securities, with a principal amount of $61.9 million to AVA Capital Trust III, a business trust. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). Subsequent to the initial five-year fixed rate period, the securities will either have a new fixed rate or an adjustable rate. These debt securities may be redeemed by the Company on or after March 31, 2009 and will mature on April 1, 2034.

The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, a business trust. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, a business trust. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037; however, this is limited by an agreement under the Company’s 9.75 percent Senior Notes that mature in 2008. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount with respect to, the Preferred Trust Securities to the extent that AVA Capital Trust III and Avista Capital II have funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. As discussed in Note 2, FIN 46 results in the Company no longer including these capital trusts in its consolidated financial statements as of December 31, 2003.

NOTE 10. SHORT-TERM BORROWINGS

As of March 31, 2004, the Company maintained a committed line of credit with various banks in the amount of $245.0 million with an expiration date of May 11, 2004. As of March 31, 2004, the Company could request the issuance of up to $75.0 million in letters of credit under the committed line of credit. As of March 31, 2004 and December 31, 2003, the Company had $55.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of March 31, 2004 and December 31, 2003, there were $8.4 million and $10.7 million in letters of credit outstanding, respectively. As of March 31, 2004, the committed line of credit was secured by $245.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” (not including preferred stock, long-term debt to affiliated trusts, WP Funding LP debt or other long-term debt included in the consolidated financial statements as a result of the implementation of FIN 46) to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of March 31, 2004, the Company was in compliance with this covenant with a ratio of 52.5 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending March 31, 2004 to be greater than 1.6 to 1. As of March 31, 2004, the Company was in compliance with this covenant with a ratio of 2.3 to 1.

On May 6, 2004, the Company’s committed line of credit was amended to increase the available amount to $350.0 million (secured by non-transferable first mortgage bonds) and extend the expiration date to May 5, 2005. The amount available for the issuance of letters of credit was increased to $125.0 million. The increase in the committed line of credit is necessary due to seasonal credit requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. Also, the covenant requirement for the ratio of “consolidated total debt” to “consolidated total capitalization” was increased to 70 percent and includes all debt.

AVISTA CORPORATION

On July 25, 2003, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a committed credit agreement with a group of banks in the aggregate amount of $110.0 million expiring July 23, 2004. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of March 31, 2004 and December 31, 2003. Letters of credit in the aggregate amount of $20.5 million and $15.0 million were outstanding as of March 31, 2004 and December 31, 2003, respectively. The cash deposits of Avista Energy at the respective banks collateralize these letters of credit, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2004.

Avista Energy is currently negotiating a renewal of its credit facility and anticipates it will be in place by the July 23, 2004 expiration date of the current credit agreement.

NOTE 11. INTEREST RATE SWAP AGREEMENTS

RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. Avista Power’s 49 percent ownership interest in RP LLC is accounted for under the equity method of accounting. As of March 31, 2004, there was an unrealized loss of $1.0 million included in accumulated other comprehensive loss on the Consolidated Balance Sheet.

NOTE 12. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2004	2003
Numerator:
Income from continuing operations	$12,684	$18,442
Loss from discontinued operations	—	(1,120)

Net income before cumulative effect of accounting change	12,684	17,322
Cumulative effect of accounting change	(460)	(1,190)

Net income	12,224	16,132
Deduct: Preferred stock dividend requirements	—	578

Income available for common stock	$12,224	$15,554

Denominator:
Weighted-average number of common shares outstanding-basic	48,352	48,100
Effect of dilutive securities:
Contingent stock	386	—
Stock options	300	19

Weighted-average number of common shares outstanding-diluted	49,038	48,119

AVISTA CORPORATION

	2004	2003
Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.26	$0.37
Loss per common share from discontinued operations	—	(0.02)

Earnings per common share before cumulative effect of accounting change	0.26	0.35
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)

Total earnings per common share, basic and diluted	$0.25	$0.32

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

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. Parties have 30 days from the FERC order date (April 19, 2004) to file a request for rehearing. See the 2003 Form 10-K for a history of the FERC Inquiry.

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

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. In October and November 2002, Gail West, Michael Atlas and Peter Arnone filed similar class action lawsuits in the same court against the same parties. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. On August 19, 2003, the plaintiffs filed their consolidated amended class action complaint in the same court against the same parties. In their complaint, the plaintiffs continue to assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that the

AVISTA CORPORATION

Company did not have adequate risk management processes, procedures and controls. The plaintiffs further allege that the Company engaged in unlawful energy trading practices and allegedly manipulated western power markets. The plaintiffs assert that alleged misstatements and omissions have occurred in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. The Company filed a motion to dismiss this complaint in October 2003 and the plaintiffs filed an answer to this motion in January 2004. Arguments before the Court on the motion were held on March 19, 2004. On April 15, 2004, the Court called for additional briefing on what effect, if any, the FERC proceedings (see “Federal Energy Regulatory Commission Inquiry” above) have on this case. The Company intends to vigorously defend against this lawsuit.

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

Port of Seattle Complaint

On May 21, 2003, the Port of Seattle filed a complaint in the United States District Court for the Western District of Washington against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleges that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the WECC, by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. In August 2003, the Company filed a motion to dismiss this complaint. A transfer order has been granted, which moves this case to the United States District Court for the Southern District of California to consolidate it with other pending actions. Arguments with respect to the motions to dismiss filed by the Company and other defendants were held on March 26, 2004.

Wah Chang Complaint

On May 5, 2004, Wah Chang, a division of TDY Industries, Inc., filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. From September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants transmitted, via wire communications, false and fraudulent information in interstate commerce. The plaintiff also alleges that the defendants engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices.

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

AVISTA CORPORATION

MPSC issued an order initiating investigation of the Montana retail electricity market for the purpose of determining whether there is evidence of unlawful manipulation of that market.

Montana Public School Trust Fund Lawsuit

On October 20, 2003, Richard Dolan and Denise Hayman filed a lawsuit in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleges that the hydroelectric facilities are located on state-owned riverbeds and the owners have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. An Amended Complaint adding Great Falls Elementary School District No. 1 and Great Falls High School District 1A was filed on January 16, 2004. On February 2, 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, as the other named defendants also filed a motion to dismiss, or joined therein. The Montana AG has indicated that it intends to file a complaint on behalf of the state in the pending action to allegedly protect and preserve the state lands/school trust lands from use without compensation.

Montana Energy Security Act Initiative

In April 2004, the Montana Secretary of State certified that it had approved the form of a proposed initiative to create a governor-appointed board that would have the power to purchase at fair market value, operate or sell electric and natural gas facilities encompassing all elements of generation, transmission, distribution and energy marketing, and to sell electricity and natural gas at retail and wholesale. In the November 2002 General Election, a similar initiative, which only included hydroelectric assets, was rejected with 68 percent of the vote. The Company’s Noxon Rapids Hydroelectric Generating Station (Noxon Rapids) (527 MW) is located in Montana on the Clark Fork River. Avista Utilities also owns a 15 percent interest in a twin-unit, coal-fired generating facility, the Colstrip 3 & 4 Generating Project (Colstrip) (the Company’s share is 222 MW) in southeastern Montana. Additionally, the Company owns electric transmission, both solely and through joint interests, located in Montana.

The proposal is being presented as a ballot initiative, which allows for the enactment of law through public vote without legislative approval. The supporters of the initiative need to gather the necessary signatures by June 18, 2004. If this is accomplished, the initiative will be presented to the public in the November 2004 General Election and will require a majority vote to become law. The Company is opposing this initiative and intends to legally defend itself against the acquisition of its Montana assets. The Company is unable to predict whether or not the proposed initiative will obtain the necessary signatures and if it does, whether or not the initiative would pass in the November 2004 election. Further, the Company is not able to predict whether any legal challenge would be successful.

State of Washington Business and Occupation Tax

In December 2003, Avista Energy and the Washington Department of Revenue reached a settlement in principle with respect to a final resolution of a business and occupational tax matter within the amount that Avista Energy had previously accrued for this matter. The settlement in principle was finalized and completed in March 2004 with no impact on the results of operations for the three months ended March 31, 2004. See the 2003 Form 10-K for a history of this matter.

Colstrip Generating Project Complaint

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of Colstrip in Montana District Court. Avista Corp. owns a 15 percent interest in Colstrip. The plaintiffs allege damages to buildings as a result of rising ground water, as well as damages from contaminated waters leaking from the lakes and ponds of Colstrip. The plaintiffs are seeking punitive damages, an order by the court to remove the lakes and ponds and the forfeiture of all profits earned from the generation of Colstrip. The Company intends to work with the other owners of Colstrip in defense of this complaint.

Hamilton Street Bridge Site

A portion of the Hamilton Street Bridge Site in Spokane, Washington (including a former coal gasification plant site that operated for approximately 60 years until 1948) was acquired by the Company through a merger in 1958. The

AVISTA CORPORATION

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

The DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) signed an Agreed Order in March 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, and then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE in August 2001. In September 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. In September 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003 and approved by the DOE in May 2003. Work under the CAP commenced during the second quarter of 2003. Negotiations are continuing with the third PLP with respect to the logistics of the CAP.

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

During the fourth quarter of 2002, Avista Development and one other PLP, Kaiser Aluminum & Chemical Corporation (Kaiser), finalized the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site, which was formally entered into Spokane County Superior Court in January 2003. The other PLPs have not been participating in the process. As directed by Avista Development and Kaiser, the field work for the remedial investigation began in April 2003 and was completed by the end of 2003 with a draft remedial investigation report and feasibility study technical memorandum submitted to the DOE in March 2004. Kaiser has filed for bankruptcy and is expected to file its reorganization plan in mid-2004. Kaiser has initiated negotiations with the DOE and Avista Development to settle its future financial liabilities associated with the site. The DOE has indicated that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River. The Company believes that the heavy metals contamination resulted from decades of mining upstream at locations in Idaho and is not related to the activities of Avista Development or Avista Corp.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho (Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within

AVISTA CORPORATION

the current boundaries of the Coeur d’Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. The Company was not a party to this action. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This will result in, among other things, the Company being liable to the Tribe for compensation for the use of reservation lands under Section 10(e) of the Federal Power Act.

The Company’s Post Falls Hydroelectric Generating Station (Post Falls), a facility constructed in 1906 with a present capability of 18 MW, utilizes a dam on the Spokane River downstream of the Lake which controls the water level in the Lake for portions of the year (including portions of the lakebed owned by the Tribe). The Company has other hydroelectric facilities on the Spokane River downstream of Post Falls, but these facilities do not affect the water level in the Lake. The Company and the Tribe are engaged in discussions with respect to past and future compensation (which may include interest) for use of the portions of the bed and banks of the Lake, which are owned by the Tribe. If the parties cannot agree on the amount of compensation, the matter could result in litigation. The Company cannot predict the amount of compensation that it will ultimately pay or the terms of such payment. However, the Company intends to seek recovery of any amounts paid through the rate making process.

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

Clark Fork Settlement Agreement

Dissolved gas levels exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Mitigation of the dissolved gas levels continues to be studied as agreed to in the Clark Fork Settlement Agreement. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and submitted the plan in December 2002 for review and approval to the Idaho Department of Environmental Quality (DEQ) and the U.S. Fish and Wildlife Service. In February 2004, the Idaho DEQ and the U.S. Fish and Wildlife Service approved the Company’s plan. The structural alternative proposed by the Company provides for the modification of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. The costs of modifications to the first tunnel are currently estimated to be $37 million (including AFUDC and inflation) and would be incurred between 2004 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $23 million (including AFUDC and inflation). As part of the plan, the Company will also provide $0.5 million annually commencing as early as 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company will seek regulatory recovery of the costs for the modification of Cabinet Gorge and the mitigation payments.

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

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Avista Corp. is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement s made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact including, without limitation, those that are identified by the use of words such as, but not limited to, “will,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Most of these risks and uncertainties are beyond the Company’s control. Such risks and uncertainties include, among others:

•	changes in the utility regulatory environment in the individual states and provinces in which the Company operates and the United States and Canada in general. This can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory and legislative decisions including FERC price controls, and including possible retroactive price caps and resulting refunds;

•	the potential effects of any legislation or administrative rulemaking passed into law;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the implementation of the FERC’s proposed wholesale power market rules;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	outages at any Company-owned generating facilities from any cause, including equipment failure;

•	unanticipated delays or changes in construction costs with respect to present or prospective facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or disrupt energy delivery;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations, including the potential disallowance of previously deferred costs;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the

AVISTA CORPORATION

obligation to provide postretirement health care benefits; and

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

Avista Corp. Business Segments

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company has four business segments – Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of March 31, 2004, the Company had common equity investments of $499.7 million and $257.6 million in Avista Utilities and Avista Capital, respectively.

The Energy Marketing and Resource Management business segment is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing, trading and resource management business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states and the provinces of British Columbia and Alberta, Canada. Avista Power is an investor in certain generation assets, primarily its 49 percent interest in a 270-megawatt (MW) natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project).

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

Executive Level Summary

Avista Corp.’s net income and operating cash flows are derived primarily from Avista Utilities and Avista Energy (included in the Energy Marketing and Resource Management segment). Avista Corp. intends to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

Avista Utilities will seek to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic and population growth in its service territory. It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of resources to meet its retail and wholesale energy requirements under a range of operating conditions. Available resources and the costs of those resources are significantly affected by Avista Utilities’ hydroelectric production, which was 89 percent of normal in 2003. Based on forecasts and snowpack conditions as of April 2004, Avista Utilities expects

AVISTA CORPORATION

hydroelectric production will be approximately 86 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables. The effects of below normal hydroelectric production are addressed through power cost deferral and recovery mechanisms. Customer loads and resulting revenues are significantly affected by weather. During the first quarter of 2004, the weather in Avista Utilities’ service territory was warmer than normal, which reduced net income. However, the weather was colder as compared to the first quarter of 2003, which increased net income compared to the first quarter of 2003. Avista Utilities expects normal weather during the remainder of 2004. As is the case with most regulated entities, Avista Utilities generally has ongoing regulatory proceedings. Avista Utilities continues to make progress with respect to resolving its regulatory matters; however, significant issues remain unresolved (see “Avista Utilities – Regulatory Matters” and “Power Market Issues”). Avista Utilities will continue to file for rate adjustments to provide recovery of its costs and to more closely align earned returns with those allowed by regulatory agencies in each jurisdiction. The Company expects Avista Utilities’ net income to increase for the remainder of 2004 as compared to 2003, assuming more normal weather, a decrease in interest expenses and the implementation of general rate increases.

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

Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada, Ltd. (Avista Energy Canada) is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 400 industrial customers in British Columbia, Canada. In addition to earnings and resulting cash flows from settled or realized transactions, Avista Energy records unrealized or mark-to-market adjustments for the change in the value of derivative commodity instruments. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Energy is also subject to certain regulatory proceedings that remain unresolved (see “Power Market Issues”); however, Avista Energy believes that it has adequate reserves established for refunds that may be ordered. The wholesale power markets in which Avista Energy operates continue to change with respect to market participants involved, level of activity, volatility in market prices, liquidity, FERC-imposed price caps and counterparty credit issues. Net income for Avista Energy decreased for the first quarter of 2004 as compared to the first quarter of 2003. This was primarily due to the positive effects in the first quarter of 2003 of accounting for energy trading activities under SFAS No. 133 and the settlement of positions with certain Enron affiliates. Due to these factors, the Company expects that net income from Avista Energy will decrease for fiscal year 2004 as compared to 2003.

Avista Advantage remains focused on increasing revenues, improving margins, and continuously enhancing client satisfaction. In April 2004, the president of Avista Advantage left the Company. A replacement search is currently underway. The Company expects Avista Advantage will be break-even or generate slightly positive net income for the second half of 2004 based on improving revenues and stabilized operating expenses from processing efficiencies.

Over time as opportunities arise, the Company plans to dispose of assets and phase out operations in the Other business segment. The Company expects the net loss in the Other business segment to be less for fiscal year 2004 as compared to 2003 due to the resolution of prior legal matters, as well as decreased losses from current investments and the operations of AM&D.

During the remainder of 2004, the Company expects cash flows from operations and Avista Corp.’s committed line of credit to provide adequate resources to fund capital expenditures, maturing long-term debt and other contractual commitments. However, if market conditions warrant during 2004, the Company may issue securities to fund these obligations, refinance existing debt and repurchase long-term debt scheduled to mature in future years to reduce its overall debt service costs, as well as to reduce the impact of significant debt maturities scheduled for 2007 and 2008.

Avista Utilities – Resources and Resource Optimization

Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and leases and operates a two-unit natural gas-fired CT

AVISTA CORPORATION

generating facility. WP Funding LP, an entity that is included in Avista Corp.’s consolidated financial statements and in the Avista Utilities business segment, owns the two-unit natural gas-fired CT generating facility that is leased by Avista Utilities. In July 2003, the combined cycle natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) was placed into operation. Avista Utilities has a 50 percent ownership interest (140 MW) in Coyote Springs 2. See “Avista Utilities-Developments with Coyote Springs 2” for information with respect to a transformer failure at Coyote Springs 2. In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

Avista Utilities engages in an ongoing process of resource optimization, which involves the pursuit of economic resources to serve load obligations and using existing resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy to and from utilities and other entities as part of the process of acquiring resources to serve its retail and wholesale load obligations. These transactions range from a term as short as one hour up to long-term contracts that extend beyond one year. Avista Utilities makes continuing projections of (1) future retail and wholesale loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match expected resources to expected energy requirements. Resource optimization also includes transactions such as purchasing fuel to run thermal generation and, when economic, selling fuel and substituting electric wholesale market purchases for the operation of Avista Utilities’ own resources, as well as other wholesale transactions to capture the value of available generation and transmission resources. This optimization process includes entering into financial and physical hedging transactions as a means of managing risks.

Avista Utilities – Regulatory Matters

General Rate Cases

Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service. In February 2004, Avista Utilities filed electric and natural gas general rate cases in Idaho. The request is designed to increase electric revenues by 11 percent, or $18.9 million in annual revenues, over current rates. This would result from a 24 percent increase in base retail rates (an increase of $35.2 million in annual revenues) offset by a $16.3 million annual revenue decrease from the current Power Cost Adjustment (PCA) surcharge with the remaining balance being recovered over a two-year period at a reduced rate. Avista Utilities also requested a natural gas general rate increase of 9.2 percent, or $4.8 million in annual revenues. Avista Utilities’ requests are based on an overall rate of return of 9.82 percent and a return on equity of 11.5 percent. The IPUC has established a procedural schedule, which currently calls for an order on these requests to be released in September 2004.

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

The June 2002 WUTC rate order established an Energy Recovery Mechanism (ERM) effective July 1, 2002. The ERM replaced a series of temporary deferral mechanisms that had been in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company. The Company expensed $6.3 million of power supply costs above the amount included in base retail rates during the first quarter of 2004 and expects to expense the full $9.0 million during 2004.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power

AVISTA CORPORATION

cost transactions for the prior calendar year. The settlement agreement establishing the ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on April 1, 2004 related to $22.8 million of deferred power costs incurred for 2003.

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

The following table shows activity in deferred power costs for Washington and Idaho during 2003 and the three months ended March 31, 2004 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2002	$123,749	$31,518	$155,267
Activity from January 1 – December 31, 2003:
Power costs deferred	22,217	23,341	45,558
Unrealized loss on fuel contracts (1)	1,975	1,004	2,979
Interest and other net additions	6,002	1,037	7,039
Write-off deferred power costs	(2,461)	—	(2,461)
Recovery of deferred power costs through retail rates	(25,777)	(26,615)	(52,392)

Deferred power costs as of December 31, 2003	125,705	30,285	155,990
Activity from January 1 – March 31, 2004:
Power costs deferred	—	6,825	6,825
Unrealized gain on fuel contracts (1)	(3,139)	(738)	(3,877)
Interest and other net additions	1,628	202	1,830
Recovery of deferred power costs through retail rates	(7,669)	(8,117)	(15,786)

Deferred power costs as of March 31, 2004	$116,525	$28,457	$144,982

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

Purchased Gas Adjustments

Natural gas commodity prices increased towards the end of 2002 and into the first half of 2003 before declining somewhat in the middle of 2003 and increasing at the end of 2003 and into the first quarter of 2004. The continued tight balance between supply and demand for natural gas is a major contributor to the ongoing price volatility in natural gas, and this is expected to continue through 2004. The Company is well connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other regions of the United States and Canada. Natural gas commodity costs in excess of the amount recovered in current rates are deferred and recovered in future periods with applicable regulatory approval through adjustments to rates. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage over competing energy sources based on the levels of existing reserves and potential natural gas development in the future.

During the second half of 2002, Avista Utilities adjusted its natural gas rates in response to a decrease in current and projected natural gas costs at that time. During the fourth quarter of 2002, natural gas rate decreases of 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. As discussed above, current and projected natural gas prices increased towards the end of 2002 and into 2003. During September and October of 2003, natural gas rate increases of 8.7 percent, 2.4 percent, 12.4 percent and 15.0 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. In March 2004, the WUTC removed a refund stipulation with respect to the Washington natural gas

AVISTA CORPORATION

rate increase and approved full recovery. On April 1, 2004, a 7.3 percent increase in Oregon was approved and implemented. In March 2004, a 6.3 percent increased was requested in California to become effective in May 2004. These natural gas rate increases and decreases are designed to pass through changes in purchased natural gas costs to customers with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $20.8 million and $15.4 million as of March 31, 2004 and December 31, 2003, respectively.

Natural Gas Benchmark Mechanism

The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. In early 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. The Company is also planning to move these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements on March 31, 2005. It is estimated that the termination of the Natural Gas Benchmark Mechanism and related Agency Agreement will result in a reduction of approximately $1.0 million in Avista Energy’s pre-tax earnings and an increase in costs of approximately $1.0 million for Avista Utilities. Avista Utilities would seek recovery of any increased costs in future general rate case proceedings. This transition of Avista Utilities’ natural gas procurement operations will also impact the level of counterparty credit requirements at both Avista Utilities and Avista Energy.

Power Market Issues

Counterparty Defaults

In early 2001, California’s two largest utilities defaulted on payment obligations owed to various energy sellers, including Avista Energy, resulting in defaults by the California Power Exchange (CalPX) and the California Independent System Operator (CalISO). In April 2004, Pacific Gas & Electric Company (PG&E) paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. The FERC has ordered that the settlement of defaulted obligations held in the PG&E escrow fund and by the CalPX will depend on a determination of the California refund claims (see further information under “California Refund Proceeding”). As of March 31, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations.

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

AVISTA CORPORATION

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

In March 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 2003 FERC policy staff report, Avista Corp. and Avista Energy were among the few that had already been subjects of a FERC investigation. As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 13 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, on April 19, 2004 the FERC approved the Agreement in Resolution reached between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. Parties have 30 days from the FERC order date (April 19, 2004) to file a request for rehearing.

See further information under “Federal Energy Regulatory Commission Inquiry,” “U.S. Commodity Futures Trading Commission (CFTC) Subpoena,” “California Energy Markets,” “Port of Seattle Complaint,” and “State of Montana Proceedings” in “Note 13 of the Notes to Consolidated Financial Statements.”

Regional Transmission Organizations

FERC Order No. 2000 required all utilities subject to FERC regulation to file a proposal to form a Regional Transmission Organization (RTO), or a description of efforts to participate in an RTO, and any existing obstacles to RTO participation. FERC Order No. 2000 is a follow-up to FERC Orders No. 888 and No. 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties.

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

AVISTA CORPORATION

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

Results of Operations

Diluted Earnings (Loss) per Common Share by Business Segments

The following table presents diluted earnings (loss) per common share by business segments for the three months ended March 31:

	2004	2003
Avista Utilities	$0.22	$0.16
Energy Marketing and Resource Management	0.07	0.27
Avista Advantage	—	(0.01)
Other	(0.03)	(0.05)

Earnings per common share from continuing operations	0.26	0.37
Loss per common share from discontinued operations	—	(0.02)

Earnings per common share before cumulative effect of accounting change	0.26	0.35
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)

Total earnings per common share, diluted	$0.25	$0.32

Overall Operations

Income from continuing operations was $12.7 million for the three months ended March 31, 2004 compared to $18.4 million for the three months ended March 31, 2003. The decrease was primarily due to decreased net income for Energy Marketing and Resource Management, partially offset by increased net income for Avista Utilities and decreased net losses for Avista Advantage and the Other business segment.

Net income for Energy Marketing and Resource Management was $3.5 million for the three months ended March 31, 2004 compared to $13.1 million (excluding the cumulative effect of accounting change) for the three months ended March 31, 2003. During the three months ended March 31, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. The combined effect of these two items on net income for the three months ended March 31, 2003 was approximately $9.6 million, or $0.20 per diluted share.

Net income for Avista Utilities was $10.8 million for the three months ended March 31, 2004, compared to $8.3 million for the three months ended March 31, 2003. The increase for Avista Utilities was primarily due to an

AVISTA CORPORATION

increase in gross margin and a decrease in depreciation and amortization, partially offset by an increase in other operating expenses (operations and maintenance, administrative and general, and taxes other than income taxes).

Avista Advantage incurred a net loss of less than $0.1 million for the three months ended March 31, 2004 compared to a net loss of $0.6 million for the three months ended March 31, 2003. The decrease in the net loss was primarily due to an increase in operating revenues and a decrease in operating expenses.

The Other business segment incurred a net loss of $1.6 million (excluding the cumulative effect of accounting change) for the three months ended March 31, 2004 compared to $2.3 million for the three months ended March 31, 2003. The decrease in the net loss was primarily due to a decrease in the losses on certain investments of Avista Ventures, partially offset by an increase in the loss from operations.

Total revenues increased $4.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Avista Utilities’ revenues increased $30.3 million, or 12 percent, due to both increased electric and natural gas revenues. The increase in natural gas revenues was primarily due to natural gas rate increases implemented during the fourth quarter of 2003 and partially due to increased therms sold as a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003. The increase in electric revenues reflects an increase in retail revenues and sales of fuel, partially offset by a decrease in wholesale revenues. Revenues from Energy Marketing and Resource Management decreased $19.2 million, or 16 percent, primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133 and a settlement with Enron affiliates during the three months ended March 31, 2003, partially offset by increased revenues on contracts that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities). Revenues from Avista Advantage increased 11 percent to $5.3 million primarily as a result of customer growth. Revenues from the Other business segment decreased $0.2 million primarily due to decreased revenues from AM&D.

Total resource costs increased $13.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Resource costs for Avista Utilities increased $19.8 million primarily due to an increase in the expense for natural gas purchased. This increase was due to both an increase in prices and the volume purchased due to colder weather. Resource costs for Energy Marketing and Resource Management decreased $0.2 million.

Intersegment eliminations, which decreases both operating revenues and resource costs, increased to $59.2 million for the three months ended March 31, 2004 from $52.6 million for the three months ended March 31, 2003, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $4.7 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Avista Advantage and the Other business segment. The increase for Avista Utilities primarily reflects an increase in labor costs and was also due to expenses for Coyote Springs 2, which commenced operations in mid-2003.

Administrative and general expenses decreased $2.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to decreased expenses for Energy Marketing and Resource Management, partially offset by increased expenses from Avista Utilities, Avista Advantage and the Other business segment. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expenses and professional fees. The increase for Avista Utilities was primarily due to increased employee benefit costs, insurance costs and professional services.

Depreciation and amortization decreased $1.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to a correction at Avista Utilities for overstated depreciation expense in prior periods, partially offset by utility plant additions at Avista Utilities and the resulting increase in depreciation expense. Coyote Springs 2 was placed into service in mid-2003 and increased depreciation expense by $0.6 million.

Taxes other than income taxes increased $2.5 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to increased retail revenues and related taxes for Avista Utilities.

Interest expense (including interest expense to affiliated trusts) increased $0.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to the inclusion of $0.5 million

AVISTA CORPORATION

of preferred stock dividends as interest expense for the first quarter of 2004 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (see Note 2 of the Notes to Consolidated Financial Statements), partially offset by a decrease in interest expense other than preferred stock dividends due to the repurchase of higher cost debt. Preferred stock dividends of $0.6 million were classified as a separate line item on the Consolidated Statement of Income for the three months ended March 31, 2003. During 2003, the Company repurchased $52.5 million of long-term debt. Excluding the effect of preferred stock dividends, the Company expects interest expense to continue to decline in 2004 due to the effect of previous debt repurchases. The Company also expects interest expense to continue to decline due to the April 2004 issuance of $61.9 million of Junior Subordinated Debt Securities to AVA Capital Trust III, a business trust. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, a business trust. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

Capitalized interest increased $0.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This was primarily due to increased construction activity at Avista Utilities and higher average construction work in progress balances.

Other income-net increased $1.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to increased interest income and decreased losses in 2004 on certain investments in the Other business segment.

Income taxes decreased $4.3 million for three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to decreased income before income taxes. The effective tax rate was 41.9 percent for the three months ended March 31, 2004 compared to 42.2 percent for the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Other business segment recorded as a cumulative effect of accounting change a charge of $0.5 million related to the implementation of FIN 46, which required Avista Ventures to consolidate several minor entities.

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

Avista Utilities

Net income for Avista Utilities was $10.8 million for the three months ended March 31, 2004 compared to $8.3 million for the three months ended March 31, 2003. Avista Utilities’ income from operations was $39.7 million for the three months ended March 31, 2004 compared to $36.9 million for the three months ended March 31, 2003. This increase was primarily due to an increase in gross margin and a decrease in depreciation and amortization, partially offset by an increase in operations and maintenance, administrative and general, and taxes other than income taxes.

The following table presents Avista Utilities’ gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003
Operating revenues	$171,966	$162,593	$118,039	$97,147	$290,005	$259,740
Resource costs	83,068	79,334	81,265	65,194	164,333	144,528

Gross margin	$88,898	$83,259	$36,774	$31,953	$125,672	$115,212

Avista Utilities’ operating revenues increased $30.3 million and resource costs increased $19.8 million, which resulted in an increase of $10.5 million in gross margin for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The gross margin on natural gas sales increased $4.8 million and the gross margin on electric sales increased $5.7 million. The increase in the gross margin on natural gas sales was primarily

AVISTA CORPORATION

due to an increase in retail customer usage. Primarily due to colder weather and partially due to customer growth during the first three months of 2004, total retail therm sales increased by 9 percent. The increase in electric gross margin was partially due to the expense of the initial $6.3 million of power supply costs in Washington exceeding the amount included in base retail rates during the first quarter of 2004, compared to $9.0 million for the first quarter of 2003. The remaining increase in electric gross margin primarily reflects increased customer usage due to colder weather and customer growth.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003
Residential	$62,733	$57,767	994	921
Commercial	49,708	48,842	716	693
Industrial	21,217	16,475	498	360
Public street and highway lighting	1,204	1,184	6	6

Total retail	134,862	124,268	2,214	1,980
Wholesale	10,114	16,007	220	424
Sales of fuel	23,029	18,547	—	—
Other	3,961	3,771	—	—

Total	$171,966	$162,593	2,434	2,404

Retail electric revenues increased $10.6 million for the three months ended March 31, 2004 from the three months ended March 31, 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $14.3 million), partially offset by a decrease in revenue per MWh (decreased revenues $3.7 million). The weather was generally colder than 2003 during the first quarter of 2004 which increased MWh sales. The decrease in revenue per MWh was primarily due to a slight change in revenue mix with a greater percentage of revenues from industrial sales. The increase in industrial revenues was primarily due to the new Potlatch Corporation contract.

Wholesale electric revenues decreased $5.9 million reflecting a decrease in wholesale sales volumes partially offset by higher average sales prices. The decrease in wholesale revenues was also due to the implementation of EITF Issue No. 03-11, which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately $2.7 million for 2004 as compared to 2003 for Avista Utilities.

Sales of fuel increased $4.5 million as a result of natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the gas-fired thermal generating units.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003
Residential	$73,908	$59,715	84,034	76,011
Commercial	38,899	32,303	48,933	45,829
Industrial	2,311	1,796	3,478	3,025

Total retail	115,118	93,814	136,445	124,865
Wholesale	98	—	210	—
Transportation	1,999	2,393	41,215	43,096
Other	824	940	424	659

Total	$118,039	$97,147	178,294	168,620

Natural gas revenues increased $20.9 million for the three months ended March 31, 2004 from the three months ended March 31, 2003 primarily due to an increase in retail natural gas rates and sales volumes. The $21.3 million increase in retail natural gas revenues was due to an increase in retail rates (increased revenues $11.5 million) and an increase in volumes (increased revenues $9.8 million). During the fourth quarter of 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. The increase in total therms sold was a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003, as well as customer growth.

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers as well as heating degree days for the three months ended March 31:

	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003
Residential	287,542	282,408	267,648	259,926
Commercial	36,566	36,146	31,850	31,268
Industrial	1,413	1,408	310	306
Public street and highway lighting	426	412	—	—

Total retail	325,947	320,374	299,808	291,500
Wholesale	38	49	1	—
Transportation	—	—	77	90

Total customers	325,985	320,423	299,886	291,590

Heating degree days (1):
Spokane, Washington
Actual			2,803	2,584
30 year average (2)			2,875	2,875
Medford, Oregon
Actual			1,671	1,751
30 year average (2)			1,964	1,964

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the three months ended March 31 (dollars in thousands):

	2004	2003
Electric resource costs:
Power purchased	$42,187	$39,491
Power cost amortizations, net	10,406	7,685
Fuel for generation	6,958	4,826
Other fuel costs	24,315	26,745
Other regulatory amortizations, net	(2,733)	(2,788)
Other electric resource costs	1,935	3,375

Total electric resource costs	83,068	79,334

Natural gas resource costs:
Natural gas purchased	86,420	64,554
Natural gas cost amortizations (deferrals), net	(5,212)	586
Other regulatory amortizations, net	57	54

Total natural gas resource costs	81,265	65,194

Total resource costs	$164,333	$144,528

Power purchased for the three months ended March 31, 2004 increased $2.7 million, or 7 percent, compared to the three months ended March 31, 2003, due to an increase in the price of power purchases (increased costs $4.4 million) and an increase in the volume of power purchases (increased costs $1.0 million), partially offset by the effects of EITF Issue No. 03-11 (decreased costs by $2.7 million).

Net amortization of deferred power costs was $10.4 million for the three months ended March 31, 2004 compared to $7.7 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, Avista Utilities recovered (collected as revenue) $7.7 million of previously deferred power costs in Washington and $8.1 million in Idaho. During the three months ended March 31, 2004, Avista Utilities deferred $6.8 million of power costs in Idaho. Avista Utilities did not defer any power costs in Washington during the three months ended March 31, 2004 as the initial $9.0 million in power costs above the amount included in rates was not expensed under the ERM.

Fuel for generation for the three months ended March 31, 2004 increased $2.1 million compared to the three months ended March 31, 2003. This was due to both an increase in thermal generation and an increase in fuel prices.

AVISTA CORPORATION

Other fuel costs for the three months ended March 31, 2004 decreased $2.4 million compared to the three months ended March 31, 2003. This natural gas was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho.

The expense for natural gas purchased for the three months ended March 31, 2004 increased $21.9 million compared to the three months ended March 31, 2003 due to an increase in the cost of natural gas (increased costs $14.5 million) and an increase in total therms purchased (increased costs $7.4 million) consistent with an increase in natural gas sales. During the three months ended March 31, 2004, Avista Utilities had $5.2 million of net deferrals of natural gas costs compared to $0.6 million of net amortization for the three months ended March 31, 2003.

Developments with Coyote Springs 2

In January 2004, Avista Utilities determined there was a problem with the transformer at Coyote Springs 2. The plant was taken off-line and the transformer has been returned to the manufacturer for repairs covered by warranty. Avista Utilities expects that Coyote Springs 2 will be returned to operations in the third quarter of 2004. Based on current forward power price curves and assuming that the transformer is returned when expected, Avista Utilities does not expect that the absence of Coyote Springs 2 will have a material effect on its resource costs for 2004. If Coyote Springs 2 is not placed back into operation during the third quarter of 2004, it could have an effect on the Company’s resource costs for 2004 depending on the level of wholesale market prices. The Company has ordered a backup transformer for Coyote Springs 2 that is scheduled for delivery in the fourth quarter of 2004.

On May 5, 2004, Coyote Springs 2, LLC (CS2, LLC) filed a complaint in Circuit Court for the State of Oregon in the County of Morrow against Alstom USA, Inc., Alston T&D, Inc. and Areva T&D, Inc., as the manufacturer (and its successors) of the transformer that originally failed in May of 2002. Additionally, on May 5, 2004, CS2, LLC filed an arbitration demand with the American Arbitration Association, at their location in Seattle, Washington, naming those same parties. Both actions seek damages related to the failure of the original transformer and the delays in delivering a serviceable replacement to Coyote Springs 2. CS2, LLC is jointly owned by Avista Corp. and Mirant Oregon, LLC (Mirant Oregon), and was the owner of Coyote Springs 2 prior to its transfer to Avista Corp. and Mirant Oregon on January 1, 2003.

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

The following table presents Avista Energy’s realized and unrealized gains for the three months ended March 31 (dollars in thousands):

	2004	2003
Realized gains	$3,349	$16,537
Unrealized gains	6,558	12,364

Total gross margin (operating revenues less resource costs)	$9,907	$28,901

AVISTA CORPORATION

Energy Marketing and Resource Management’s net income was $3.5 million for the three months ended March 31, 2004, compared to net income before the cumulative effect of accounting change of $13.1 million for the three months ended March 31, 2003. Operating revenues decreased $19.2 million and resource costs decreased $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 resulting in a decrease in gross margin of $19.0 million.

Avista Energy’s gross margin (operating revenues less resource costs) was $9.9 million for the three months ended March 31, 2004 compared to $28.9 million for the three months ended March 31, 2003. The decrease in gross margin was primarily due to the transition to SFAS No. 133 and the settlement with Enron affiliates in the first quarter of 2003. The transition to SFAS No. 133 resulted in certain contracts with net estimated unrecognized losses of $12.3 million for the three months ended March 31, 2003 not being accounted for at market value. These contracts that are not accounted for at market value were economically hedged by certain other contracts with unrealized gains for the three months ended March 31, 2003 that are considered derivatives under SFAS No. 133, and as such were recorded at market value with a positive effect on gross margin. The positive effect of the transition to SFAS No. 133 is reversed in future periods as market values change or the contracts are settled and realized. During September 2003, Avista Energy implemented hedge accounting for certain transactions. This should partially mitigate the effects from the transition to SFAS No. 133 and reduce the volatility of reporting earnings on a prospective basis. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive effect of $8.4 million on gross margin for the three months ended March 31, 2003.

Realized gains decreased to $3.3 million for the three months ended March 31, 2004 from $16.5 million for the three months ended March 31, 2003. Realized gains represent the net gain on contracts that have settled. The decrease in realized gains was due to a decrease in the gains on physical natural gas transactions, the settlement with Enron affiliates in the prior year and decreased gains on settled financial transactions, partially offset by increased gains on physical electric transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was an unrealized gain of $6.6 million for the three months ended March 31, 2004 compared to an unrealized gain of $12.4 million for the three months ended March 31, 2003. The change in the unrealized gain was primarily due to the transition to SFAS No. 133 described above. During the three months ended March 31, 2004, the change in the total unrealized gain attributable to market prices and other market changes was $7.8 million, a decrease from $28.9 million for the three months ended March 31, 2003.

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the three months ended March 31, 2004 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)
Fair value of contracts as of December 31, 2003	$63,573	$10,089	$73,662
Less contracts settled during 2004 (1)	(16,223)	12,874	(3,349)
Fair value of new contracts when entered into during 2004 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	13,193	(5,378)	7,815

Fair value of contracts as of March 31, 2004	$60,543	$17,585	$78,128

(1)	Contracts settled during the three months ended March 31, 2004 include those contracts that were open in 2003 but settled during the three months ended March 31, 2004 as well as new contracts entered into and settled during the three months ended March 31, 2004. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy has not entered into any origination transactions during the three months ended March 31, 2004 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the three months ended March 31, 2004, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

AVISTA CORPORATION

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of March 31, 2004 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$22,049	$26,165	$—	$—	$48,214
Fair value based on valuation models (2)	(1,684)	9,881	11,415	(7,283)	12,329

Total electric assets (liabilities), net	$20,365	$36,046	$11,415	$(7,283)	$60,543

Natural gas assets (liabilities), net
Prices from other external sources (1)	$2,172	$7,132	$—	$—	$9,304
Fair value based on valuation models (3)	6,515	(54)	1,458	362	8,281

Total natural gas assets (liabilities), net	$8,687	$7,078	$1,458	$362	$17,585

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For electric assets and liabilities, these market quotes are generally available through two years. For natural gas assets and liabilities, these market quotes are generally available through three years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

Avista Advantage

Avista Advantage had a net loss of less than $0.1 million for the three months ended March 31, 2004 compared to a net loss of $0.6 million for the three months ended March 31, 2003. Operating revenues for Avista Advantage increased $0.5 million and operating expenses decreased $0.5 million, as compared to the three months ended March 31, 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had an 11 percent increase in the number of billed sites as of March 31, 2004 as compared to March 31, 2003. The decrease in operating expenses reflects improved efficiencies and a focus on reducing operating expenses.

Other

The Other business segment includes Avista Ventures (including AM&D), Pentzer, Avista Development and certain other operations of Avista Capital. The net loss from this business segment was $1.6 million (excluding the cumulative effect of accounting change) for the three months ended March 31, 2004, compared to $2.3 million for the three months ended March 31, 2003. The decrease in the net loss was primarily due to a decrease in losses from certain investments of Avista Ventures not related to AM&D, partially offset by an increase in the loss from operations. Operating revenues from this business segment decreased $0.2 million and operating expenses increased $0.3 million, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The loss from AM&D decreased to $0.2 million for the three months ended March 31, 2004 from $0.8 million for the three months ended March 31, 2003.

AVISTA CORPORATION

Discontinued Operations

In 2003, total investments of $12.2 million were made by private equity investors in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As such, these operations are reported as a discontinued operation. As of March 31, 2004, Avista Corp., through Avista Labs, had an ownership interest of approximately 17.5 percent in ReliOn, Inc., with the opportunity but no further obligation to fund or invest in this business. The loss from discontinued operations of $1.1 million for the three months ended March 31, 2003 represents the operations of Avista Labs for that period.

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $83.8 million for the three months ended March 31, 2004 compared to $113.4 million for the three months ended March 31, 2003. The primary reason for the decrease in net cash provided by continuing operating activities was a decrease in net cash provided by working capital components. Net cash provided by working capital components was $35.4 million for the three months ended March 31, 2004, compared to $74.1 million for the three months ended March 31, 2003. The net cash provided for the three months ended March 31, 2004 primarily reflects a net decrease in accounts receivable (represents cash collected from customers), a net increase in deposits from counterparties and other current liabilities, and a seasonal net decrease in natural gas stored as the natural gas was sold during the first quarter of 2004. This was partially offset by a net decrease in accounts payable (represents cash paid to vendors). The net cash provided for the three months ended March 31, 2003 primarily reflects an increase in accounts payable and a net decrease in other current assets (primarily a decrease in deposits with counterparties at Avista Energy). Significant changes in non-cash items also included a $5.8 million change in energy commodity assets and liabilities, representing the change from an unrealized gain of $12.4 million on energy trading activities for Avista Energy for the three months ended March 31, 2003 to an unrealized gain of $6.6 million for the three months ended March 31, 2004. This decrease reflects a decrease in realized gains and cash receipts on settled trading transactions at Avista Energy. The net sales of securities held for trading of $14.0 million (sales of $16.0 million and purchases of $2.0 million) represents the investment of cash held at Avista Energy in short-term instruments.

Continuing Investing Activities Net cash used in continuing investing activities was $20.0 million for the three months ended March 31, 2004, a decrease compared to $21.1 million for the three months ended March 31, 2003. The decrease was primarily due to a decrease in other capital expenditures and an increase in repayments received on notes receivable.

Continuing Financing Activities Net cash used in continuing financing activities was $31.0 million for the three months ended March 31, 2004 compared to $52.1 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, short-term borrowings decreased $25.0 million, which primarily reflects a decrease in the amount of debt outstanding under Avista Corp.’s line of credit. The decrease in the amount of short-term borrowings reflects cash flows from operations in excess of funding requirements for investing and financing activities.

During the three months ended March 31, 2003, short-term borrowings decreased $30.0 million and the Company repurchased $15.5 million of long-term debt scheduled to mature in future years. The decrease in short-term borrowings reflected a decrease in the amount outstanding under Avista Corp.’s line of credit. The overall decrease in borrowings during the three months ended March 31, 2003 reflected positive cash flows from operations.

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

During 2002, 2003 and the three months ended March 31, 2004, the Company’s overall liquidity improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 is allowing the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent. In 2003, the Company received a general rate increase of $6.3 million in Oregon. Additionally, the Company has a PCA surcharge of 19.4 percent in place in Idaho and has filed for general rate increases for both electric and natural gas customers in Idaho. See further details in the section “Avista Utilities — Regulatory Matters.”

AVISTA CORPORATION

The Company designs operating budgets to control operating costs and capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to fund high power and natural gas costs in addition to these continuing requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow, during 2002, 2003 and the three months ended March 31, 2004, the Company repurchased $256.6 million of long-term debt.

If Avista Utilities’ power and natural gas costs were to significantly exceed the levels currently recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Current FERC imposed price caps limit wholesale market prices to $250 per MWh. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Forecasts as of April 2004 indicate that hydroelectric generation will be approximately 86 percent of normal in 2004. This will result in increased cash requirements to purchase power to serve Avista Utilities’ loads. However, Avista Utilities believes that it has adequate liquidity through cash flows generated from operations and funds available under its committed line of credit to meet increased cash requirements for purchased power due to below normal hydroelectric conditions.

On May 6, 2004, the Company’s committed line of credit was amended to increase the amount from $245.0 million to $350.0 million and increase the amount available for the issuance of letters of credit from $75.0 million to $125.0 million. The increase in the committed line of credit is necessary due to seasonal credit requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003
		Percent		Percent
	Amount	of total	Amount	of total
Current portion of long-term debt	$29,899	1.6%	$29,711	1.5%
Short-term borrowings	55,520	2.9	80,525	4.2
Long-term debt to affiliated trusts	113,403	5.9	113,403	5.9
Long-term debt	930,923	48.5	925,012	47.9

Total debt	1,129,745	58.9	1,148,651	59.5
Preferred stock-cumulative (including current portion)	31,500	1.6	31,500	1.6

Total liabilities	1,161,245	60.5	1,180,151	61.1
Common equity	757,277	39.5	751,252	38.9

Total	$1,918,522	100.0%	$1,931,403	100.0%

The Company’s total debt decreased from December 31, 2003 to March 31, 2004 due to a decrease in short-term borrowings, partially offset by the adoption of FIN 46 (see Note 2 of the Notes to Consolidated Financial Statements), which increased long-term debt due to the consolidation of several minor entities. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s consolidated common equity increased $6.0 million during the three months ended March 31, 2004 primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan and employee benefit plans, partially offset by dividends and other comprehensive loss.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary sources of funds for operating needs, dividends and capital expenditures for the remainder of 2004.

AVISTA CORPORATION

In April 2004, the Company issued Junior Subordinated Debt Securities, with a principal amount of $61.9 million to AVA Capital Trust III, a business trust. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). Subsequent to the initial five-year fixed rate period, the securities will either have a new fixed rate or an adjustable rate. These debt securities may be redeemed by the Company on or after March 31, 2009 and will mature on April 1, 2034.

The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, a business trust. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

As of March 31, 2004, the Company maintained a committed line of credit with various banks in the amount of $245.0 million with an expiration date of May 11, 2004. As of March 31, 2004, the Company could request the issuance of up to $75.0 million in letters of credit under the committed line of credit. As of March 31, 2004 and December 31, 2003, the Company had $55.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of March 31, 2004 and December 31, 2003, there were $8.4 million and $10.7 million in letters of credit outstanding, respectively. As of March 31, 2004, the committed line of credit was secured by $245.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” (not including preferred stock, long-term debt to affiliated trusts, WP Funding LP debt or other long-term debt included in the consolidated financial statements as a result of the implementation of FIN 46) to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at the end of any fiscal quarter. As of March 31, 2004, the Company was in compliance with this covenant with a ratio of 52.5 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending March 31, 2004 to be greater than 1.6 to 1. As of March 31, 2004, the Company was in compliance with this covenant with a ratio of 2.3 to 1.

On May 6, 2004, the Company’s committed line of credit was amended to increase the available amount to $350.0 million (secured by non-transferable first mortgage bonds) and extend the expiration date to May 5, 2005. The amount available for the issuance of letters of credit was increased to $125.0 million. The increase in the committed line of credit is necessary due to seasonal credit requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. Also, the covenant requirement for the ratio of “consolidated total debt” to “consolidated total capitalization” was increased to 70 percent and includes all debt.

Any default on its committed line of credit or other financing arrangements could result in cross-defaults to other agreements and could induce vendors and other counterparties to demand collateral. In the event of default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. As of March 31, 2004, Avista Corp. was in compliance with the covenants of all of its financing agreements.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds that may be issued based on, among other things, a 70 percent debt-to-collateral ratio, and/or retired First Mortgage Bonds, and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of March 31, 2004, the Company could issue $93.1 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statement filed by the Company.

Inter-Company Debt

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured

AVISTA CORPORATION

short-term loans to, and borrowings from, its subsidiaries. As of March 31, 2004, Avista Corp. held short-term notes receivable from Avista Capital in the principal amount of $40.1 million.

In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

Pension Plan

As of March 31, 2004, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company made $12 million in cash contributions to the pension plan in 2003 and expects to make $15 million in cash contributions during 2004 ($3.75 million was contributed during the three months ended March 31, 2004). The Company’s goal is to have the pension plan’s current obligations fully funded by the end of 2006.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of March 31, 2004 and December 31, 2003, $68.0 million and $72.0 million in receivables were sold pursuant to the revolving agreement, respectively. This agreement provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs.

Credit Ratings

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. The downgrade was due to liquidity concerns primarily related to the significant amount of purchased power and natural gas costs incurred and the resulting increase in debt levels and debt service costs.

The following table summarizes the Company’s credit ratings as of May 3, 2004:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital I* (1)
Preferred Trust Securities	BB-	Ba2	BB
Avista Capital II*
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III*
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Stable (2)	Stable

*	Only assets are subordinated debentures of Avista Corporation.

(1)	All securities issued by Avista Capital I were redeemed in April 2004.

(2)	Changed to stable from negative in March 2004.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

AVISTA CORPORATION

Avista Utilities Operations

Avista Utilities held cash deposits from other parties in the amount of $27.9 million as of March 31, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

The transition of the natural gas procurement operations from Avista Energy to Avista Utilities will impact the level of counterparty credit requirements with respect to natural gas purchase contracts.

As of March 31, 2004, Avista Utilities had $36.7 million in cash and temporary investments, including the $27.9 million of cash deposits from other parties.

See “Notes 4, 8, 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 25, 2003, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, entered into a committed credit agreement with a group of banks in the aggregate amount of $110.0 million expiring July 23, 2004. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of March 31, 2004. Letters of credit in the aggregate amount of $20.5 million were outstanding as of March 31, 2004. The cash deposits of Avista Energy at the respective banks collateralize these letters of credit, which are reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2004.

Avista Energy is currently negotiating a renewal of its credit facility and anticipates it will be in place by the July 23, 2004 expiration date of the current credit agreement.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $38.8 million as of March 31, 2004. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $406.7 million as of March 31, 2004.

As part of its on-going cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the three months ended March 31, 2004, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $40.1 million including accrued interest. As of March 31, 2004, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $25.6 million as of March 31, 2004, which is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount

AVISTA CORPORATION

of $84.1 million as of March 31, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of March 31, 2004, Avista Energy had $145.5 million in cash, including $22.1 million of restricted cash and $84.1 million of cash deposits from other parties. In addition, Avista Energy had $4.9 million of short-term investments held for trading as of March 31, 2004. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the three months ended March 31, 2004, Avista Energy did not pay any dividends to Avista Capital.

Contractual Obligations

During the three months ended March 31, 2004, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2003 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities decreased from $80.0 million as of December 31, 2003 to $55.0 million as of March 31, 2004.

The amount outstanding under Avista Utilities’ $100.0 million revolving accounts receivable sales financing facility decreased from $72.0 million as of December 31, 2003 to $68.0 million as of March 31, 2004. In April 2004, the revolving amount available for sale was reduced to $85.0 million.

In April 2004, Avista Utilities entered into a new energy purchase contract for wind power generation. The 10-year contract is currently estimated to result in an obligation of approximately $34.2 million, within a range of $3 million to $4 million per year.

Avista Energy’s contractual commitments to purchase energy commodities in future periods were as follows as of March 31, 2004 (dollars in millions):

Year ended March 31,	2005	2006	2007	2008	2009	Thereafter
Energy purchase contracts	$820	$314	$218	$178	$186	$623

Avista Energy also has sales commitments related to energy commodities in future periods.

As of March 31, 2004, Avista Corp. did not have any commitments outstanding with equity triggers. Avista Corp. does not expect any material impact from rating triggers; although there are certain rating triggers for Avista Corp. primarily related to changes in pricing under certain financing agreements. A reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement.

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

Hydroelectric generation was 89 percent of normal in 2003. Forecasts as of April 2004 indicate that hydroelectric generation will be approximately 86 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of these factors is mitigated by regulatory mechanisms that are

\

AVISTA CORPORATION

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

In addition to its asset management activities, Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks including commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities, which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. As of March 31, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California are fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations. The FERC denied the request of certain parties for retroactive refunds for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. See “Power Market Issues” for further information with respect to the refund proceedings.

In connection with matching loads to available resources and optimizing the use of its assets, Avista Utilities engages in wholesale sales and purchases of electric capacity and energy and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities. Please refer the 2003 Form 10-K for a description and analysis of commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. See the 2003 Form 10-K for discussion of risk management policies and procedures.

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. See the 2003 Form 10-K for further discussion of the VAR model. Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.7 million as of March 31, 2004 and December 31, 2003. The average daily VAR for the three months ended March 31, 2004 was $0.5 million. The high daily VAR was $0.7 million and the low daily VAR was $0.4 million during the three months ended March 31, 2004. Avista Energy was in compliance with its one-day VAR limits during the three months ended March 31, 2004. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Other quantitative risk measurement disclosures have not changed materially from the 2003 Form 10-K.

Environmental Issues and Other Contingencies

See “Note 13 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

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

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the three months ended March 31, 2004, Avista Energy did not pay any dividends to Avista Capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Business Risk and Risk Management,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Energy Marketing and Resource Management-Energy trading activities and positions.”

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibits Filed:

4(a)	Indenture dated as of April 1, 2004 between Avista Corporation and Union Bank of California, N.A., as Trustee.
4(b)	Avista Corporation Officer’s Certificate (Under Section 301 of the Indenture, dated as of April 1, 2004).
4(c)	AVA Capital Trust III Amended and Restated Declaration of Trust, dated as of April 5, 2004, among Avista Corporation, Union Bank of California, N.A., as Institutional Trustee, SunTrust Delaware Trust Company, as Delaware Trustee, and Malyn K. Malquist and Diane C. Thoren, as Regular Trustees.
12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.
31(a)	Certification of Chief Executive Officer
31(b)	Certification of Chief Financial Officer

Exhibits Furnished:

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K.

Furnished under items 7 and 12, dated January 28, 2004, with respect to 2003 fourth quarter and year-end earnings.

An amendment to the 8-K furnished above, furnished under items 7 and 12, dated January 28, 2004.

Filed under items 5 and 7, dated February 6, 2004, with respect to a request with the Idaho Public Utilities Commission to change Avista Corp.’s electric and natural gas rates.

Filed under item 5, dated March 12, 2004, with respect to Moody’s Investors Service affirming the debt ratings of Avista Corp. and changing the rating outlook to stable from negative.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION

(Registrant)

Date: May 7, 2004	/s/ Malyn K. Malquist

Malyn K. Malquist
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Accounting and
Financial Officer)