Form 10-Q
period 2004-06-30
AVISTA CORP
filed 2004-08-06
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, 48,411,190 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation
For the Three Months Ended June 30
Dollars in thousands, except per share amounts

	2004	2003
OPERATING REVENUES	$225,888	$236,735

OPERATING EXPENSES:
Resource costs	92,411	102,309
Operations and maintenance	36,361	33,459
Administrative and general	24,769	22,684
Depreciation and amortization	20,631	18,904
Taxes other than income taxes	15,129	15,270

Total operating expenses	189,301	192,626

INCOME FROM OPERATIONS	36,587	44,109

OTHER INCOME (EXPENSE):
Interest expense	(21,952)	(23,159)
Interest expense to affiliated trusts	(1,607)	—
Capitalized interest	396	187

Net interest expense	(23,163)	(22,972)
Other income — net	2,716	2,038

Total other income (expense)-net	(20,447)	(20,934)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,140	23,175
INCOME TAXES	6,008	10,462

INCOME FROM CONTINUING OPERATIONS	10,132	12,713

DISCONTINUED OPERATIONS (Note 3):
Loss before income tax benefit	—	(1,855)
Asset impairment charges	—	(3,905)
Income tax benefit	—	2,016

LOSS FROM DISCONTINUED OPERATIONS	—	(3,744)

NET INCOME	10,132	8,969
DEDUCT-Preferred stock dividend requirements	—	547

INCOME AVAILABLE FOR COMMON STOCK	$10,132	$8,422

Weighted-average common shares outstanding (thousands), Basic	48,384	48,224
Weighted-average common shares outstanding (thousands), Diluted	48,881	48,329
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 11):
Earnings per common share from continuing operations	$0.21	$0.25
Loss per common share from discontinued operations	—	(0.08)

Total earnings per common share, basic and diluted	$0.21	$0.17

Dividends paid per common share	$0.13	$0.12

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation
For the Six Months Ended June 30
Dollars in thousands, except per share amounts

	2004	2003
OPERATING REVENUES	$569,620	$575,628

OPERATING EXPENSES:
Resource costs	291,365	288,225
Operations and maintenance	74,415	66,783
Administrative and general	50,265	50,547
Depreciation and amortization	38,313	37,846
Taxes other than income taxes	35,468	33,128

Total operating expenses	489,826	476,529

INCOME FROM OPERATIONS	79,794	99,099

OTHER INCOME (EXPENSE):
Interest expense	(44,103)	(46,692)
Interest expense to affiliated trusts	(3,085)	—
Capitalized interest	976	359

Net interest expense	(46,212)	(46,333)
Other income — net	4,372	2,235

Total other income (expense)-net	(41,840)	(44,098)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,954	55,001
INCOME TAXES	15,138	23,846

INCOME FROM CONTINUING OPERATIONS	22,816	31,155

DISCONTINUED OPERATIONS (Note 3):
Loss before income tax benefit	—	(3,899)
Asset impairment charges	—	(3,905)
Income tax benefit	—	2,940

LOSS FROM DISCONTINUED OPERATIONS	—	(4,864)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	22,816	26,291
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (net of taxes)	(460)	(1,190)

NET INCOME	22,356	25,101
DEDUCT-Preferred stock dividend requirements	—	1,125

INCOME AVAILABLE FOR COMMON STOCK	$22,356	$23,976

Weighted-average common shares outstanding (thousands), Basic	48,368	48,163
Weighted-average common shares outstanding (thousands), Diluted	48,883	48,210
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 11):
Earnings per common share from continuing operations	$0.47	$0.62
Loss per common share from discontinued operations	—	(0.10)

Earnings per common share before cumulative effect of accounting change	0.47	0.52
Loss per common share from cumulative effect of accounting change	(0.01)	(0.02)

Total earnings per common share, basic and diluted	$0.46	$0.50

Dividends paid per common share	$0.255	$0.240

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Avista Corporation
Dollars in thousands

For the Three Months Ended June 30

	2004	2003
NET INCOME	$10,132	$8,969

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(125)	377
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $(20) and $2, respectively	(37)	4
Unrealized gains on derivative commodity instruments - net of taxes of $85	158	—
Reclassification adjustment for realized losses on derivative commodity instruments included in net income — net of taxes of $6	12	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	8	381

COMPREHENSIVE INCOME	$10,140	$9,350

For the Six Months Ended June 30

	2004	2003
NET INCOME	$22,356	$25,101

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(197)	668
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $82 and $(7), respectively	152	(13)
Unfunded accumulated benefit obligation - net of taxes of $6	—	12
Unrealized losses on derivative commodity instruments - net of taxes of $(679)	(1,261)	—
Reclassification adjustment for realized losses on derivative commodity instruments included in net income — net of taxes of $38	71	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,235)	667

COMPREHENSIVE INCOME	$21,121	$25,768

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
Dollars in thousands

	June 30,	December 31,
	2004	2003
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$133,624	$128,126
Restricted cash	42,346	16,472
Securities held for trading	8,293	18,903
Accounts and notes receivable-less allowances of $46,334 and $46,382, respectively	255,120	318,848
Energy commodity assets	337,199	253,676
Materials and supplies, fuel stock and natural gas stored	20,610	22,428
Prepayments and other current assets	74,932	79,472
Deferred income taxes	15,184	11,455

Total current assets	887,308	849,380

NET UTILITY PROPERTY:
Utility plant in service	2,651,788	2,606,012
Construction work in progress	39,274	49,615

Total	2,691,062	2,655,627
Less: Accumulated depreciation and amortization	762,140	741,626

Total net utility property	1,928,922	1,914,001

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	37,158	38,383
Non-utility properties and investments-net	94,367	89,133
Non-current energy commodity assets	264,106	242,359
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	14,858	17,958

Total other property and investments	423,892	401,236

DEFERRED CHARGES:
Regulatory assets for deferred income tax	126,584	131,763
Other regulatory assets	40,358	44,381
Utility energy commodity derivative assets	56,993	39,500
Power and natural gas deferrals	166,663	171,342
Unamortized debt expense	50,618	48,825
Other deferred charges	29,541	30,431

Total deferred charges	470,757	466,242

TOTAL ASSETS	$3,710,879	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)
Avista Corporation
Dollars in thousands

	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$252,351	$298,285
Energy commodity liabilities	316,353	229,642
Deposits from counterparties	84,817	97,811
Current portion of long-term debt	37,828	29,711
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	92,516	80,525
Interest accrued	19,357	18,504
Other current liabilities	78,695	82,125

Total current liabilities	883,667	838,353

LONG-TERM DEBT	908,914	925,012

LONG-TERM DEBT TO AFFILIATED TRUSTS	113,403	113,403

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 297,500 shares outstanding ($100 stated value per share)	29,750	29,750

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	216,564	192,731
Regulatory liability for utility plant retirement costs	168,923	167,061
Utility energy commodity derivative liabilities	33,471	36,057
Deferred income taxes	488,207	492,799
Other non-current liabilities and deferred credits	105,719	84,441

Total other non-current liabilities and deferred credits	1,012,884	973,089

TOTAL LIABILITIES	2,948,618	2,879,607

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,410,562 and 48,344,009 shares outstanding, respectively	628,033	626,788
Note receivable from employee stock ownership plan	(1,486)	(2,424)
Capital stock expense and other paid in capital	(10,740)	(10,950)
Accumulated other comprehensive loss	(9,275)	(8,040)
Retained earnings	155,729	145,878

TOTAL STOCKHOLDERS’ EQUITY	762,261	751,252

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$3,710,879	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
For the Six Months Ended June 30
Dollars in thousands

	2004	2003
CONTINUING OPERATING ACTIVITIES:
Net income	$22,356	$25,101
Loss from discontinued operations	—	4,864
Cumulative effect of accounting change	460	1,190
Purchases of securities held for trading	(15,260)	—
Sales of securities held for trading	25,871	—
Non-cash items included in net income:
Depreciation and amortization	38,313	37,846
Provision for deferred income taxes	(2,607)	(8,291)
Power and natural gas cost amortizations, net of deferrals	4,282	9,281
Amortization of debt expense	4,069	3,995
Energy commodity assets and liabilities	3,444	16,737
Other	7,631	(4,450)
Changes in working capital components:
Restricted cash	(25,874)	2,513
Sale of customer accounts receivable under revolving agreement-net	(23,000)	(9,000)
Accounts and notes receivable	86,710	84,530
Materials and supplies, fuel stock and natural gas stored	1,818	2,636
Other current assets	4,540	14,413
Accounts payable	(45,934)	(92,214)
Deposits from counterparties	(12,994)	17,711
Other current liabilities	(2,577)	19,028

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	71,248	125,890

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(46,528)	(36,805)
Other capital expenditures	(1,204)	(2,004)
Changes in other property and investments	1,979	(3,035)
Repayments received on notes receivable	1,009	257

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(44,744)	(41,587)

CONTINUING FINANCING ACTIVITIES:
Increase in short-term borrowings	11,991	5,533
Redemption and maturity of long-term debt	(17,088)	(37,762)
Redemption of preferred stock	—	(1,575)
Issuance of common stock	3,306	3,298
Repurchase of common stock under equity compensation plans	(1,155)	(12)
Cash dividends paid	(12,333)	(12,715)
Cash received in interest rate swap agreement	125	—
Premiums paid for the redemption of long-term debt	(2,961)	(639)
Long-term debt and short-term borrowing issuance costs	(2,891)	(1,388)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(21,006)	(45,260)

NET CASH PROVIDED BY CONTINUING OPERATIONS	5,498	39,043
NET CASH USED IN DISCONTINUED OPERATIONS	—	(3,257)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,498	35,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,126	173,286

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,624	$209,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$41,732	$43,480
Income taxes	9,677	10,502
Non-cash financing and investing activities:
Property and equipment purchased under capital leases	1,365	5,312

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Three Months Ended June 30
Dollars in thousands

	2004	2003
OPERATING REVENUES:
Avista Utilities	$200,147	$206,622
Energy Marketing and Resource Management	43,069	50,168
Avista Advantage	5,500	4,970
Other	4,665	3,615
Intersegment eliminations	(27,493)	(28,640)

Total operating revenues	$225,888	$236,735

RESOURCE COSTS:
Avista Utilities	$84,039	$90,377
Energy Marketing and Resource Management	35,865	40,572
Intersegment eliminations	(27,493)	(28,640)

Total resource costs	$92,411	$102,309

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$116,108	$116,245
Energy Marketing and Resource Management	7,204	9,596

Total gross margins (operating revenues less resource costs)	$123,312	$125,841

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$29,848	$26,996
Energy Marketing and Resource Management	—	—
Avista Advantage	2,720	2,952
Other	3,793	3,511

Total operations and maintenance expenses	$36,361	$33,459

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$16,676	$16,159
Energy Marketing and Resource Management	4,804	4,037
Avista Advantage	2,675	1,621
Other	614	867

Total administrative and general expenses	$24,769	$22,684

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$19,179	$17,430
Energy Marketing and Resource Management	341	316
Avista Advantage	460	704
Other	651	454

Total depreciation and amortization expenses	$20,631	$18,904

INCOME FROM OPERATIONS:
Avista Utilities	$35,696	$41,026
Energy Marketing and Resource Management	1,780	4,616
Avista Advantage	(355)	(307)
Other	(534)	(1,226)

Total income from operations	$36,587	$44,109

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$9,090	$10,711
Energy Marketing and Resource Management	1,504	3,180
Avista Advantage	(350)	(325)
Other	(112)	(853)

Total income from continuing operations	$10,132	$12,713

ASSETS (2003 amounts as of December 31):
Avista Utilities	$2,559,826	$2,532,936
Energy Marketing and Resource Management	1,064,485	1,013,213
Avista Advantage	29,726	36,405
Other	56,842	48,305

Total assets	$3,710,879	$3,630,859

CAPITAL EXPENDITURES:
Avista Utilities	$26,639	$18,220
Energy Marketing and Resource Management	287	474
Avista Advantage	226	39
Other	164	311

Total capital expenditures	$27,316	$19,044

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Six Months Ended June 30
Dollars in thousands

	2004	2003
OPERATING REVENUES:
Avista Utilities	$490,151	$466,362
Energy Marketing and Resource Management	146,786	173,045
Avista Advantage	10,787	9,734
Other	8,579	7,715
Intersegment eliminations	(86,683)	(81,228)

Total operating revenues	$569,620	$575,628

RESOURCE COSTS:
Avista Utilities	$248,372	$234,905
Energy Marketing and Resource Management	129,676	134,548
Intersegment eliminations	(86,683)	(81,228)

Total resource costs	$291,365	$288,225

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$241,779	$231,457
Energy Marketing and Resource Management	17,110	38,497

Total gross margins (operating revenues less resource costs)	$258,889	$269,954

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$61,413	$53,283
Energy Marketing and Resource Management	—	—
Avista Advantage	5,534	6,199
Other	7,468	7,301

Total operations and maintenance expenses	$74,415	$66,783

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$34,722	$33,155
Energy Marketing and Resource Management	9,466	12,631
Avista Advantage	4,459	3,249
Other	1,618	1,512

Total administrative and general expenses	$50,265	$50,547

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$35,415	$34,834
Energy Marketing and Resource Management	688	620
Avista Advantage	968	1,389
Other	1,242	1,003

Total depreciation and amortization expenses	$38,313	$37,846

INCOME FROM OPERATIONS:
Avista Utilities	$75,356	$77,899
Energy Marketing and Resource Management	6,498	24,421
Avista Advantage	(175)	(1,102)
Other	(1,885)	(2,119)

Total income from operations	$79,794	$99,099

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$19,906	$19,036
Energy Marketing and Resource Management	5,034	16,245
Avista Advantage	(367)	(964)
Other	(1,757)	(3,162)

Total income from continuing operations	$22,816	$31,155

ASSETS (2003 amounts as of December 31):
Avista Utilities	$2,559,826	$2,532,936
Energy Marketing and Resource Management	1,064,485	1,013,213
Avista Advantage	29,726	36,405
Other	56,842	48,305

Total assets	$3,710,879	$3,630,859

CAPITAL EXPENDITURES:
Avista Utilities	$46,528	$36,805
Energy Marketing and Resource Management	567	1,097
Avista Advantage	179	186
Other	458	721

Total capital expenditures	$47,732	$38,809

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2003 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of eastern Washington, northern Idaho, northeast and southwest Oregon and in the South Lake Tahoe region of California. As discussed in Note 13, in July 2004 the Company entered into an agreement to sell its South Lake Tahoe natural gas distribution properties. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Significant estimates include determining unbilled revenues, the market value of energy commodity assets and liabilities, pension and other postretirement benefit plan obligations, and contingent liabilities. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

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

AVISTA CORPORATION

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

Avista Energy Operating Revenues

Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, with respect to the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues.

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

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income	$499	$1,601	$2,202	$2,604
Interest on power and natural gas deferrals	1,930	2,023	3,945	3,838
Net gain (loss) on the disposition of assets	362	(186)	371	(205)
Net gain (loss) on subsidiary investments	494	79	(213)	(1,476)
Other expense	(1,040)	(2,163)	(2,985)	(3,762)
Other income	471	684	1,052	1,236

Total	$2,716	$2,038	$4,372	$2,235

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (dollars in thousands):
As reported	$10,132	$8,969	$22,356	$25,101
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	555	713	1,110	1,433

Pro forma	$9,577	$8,256	$21,246	$23,668

Basic and diluted earnings per common share:
As reported, basic and diluted	$0.21	$0.17	$0.46	$0.50
Pro forma, basic	$0.20	$0.16	$0.44	$0.47
Pro forma, diluted	$0.20	$0.16	$0.43	$0.47

AVISTA CORPORATION

Restricted Cash

Restricted cash includes bank deposits of $40.7 million and $15.0 million as collateral for letters of credit issued under Avista Energy’s credit agreement as of June 30, 2004 and December 31, 2003, respectively. See Note 10 for further information with respect to Avista Energy’s credit agreement. Restricted cash also includes deposits held in trust of $1.6 million and $1.5 million for certain employees of Avista Energy as part of a bonus retention plan as of June 30, 2004 and December 31, 2003, respectively.

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing unit rates for hydroelectric plants and composite rates for other utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives.

The Company recovers certain utility plant retirement costs through rates charged to customers as a portion of its depreciation expense. The Company had estimated retirement costs of $168.9 million and $167.1 million recorded as a regulatory liability on the Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003, respectively. These costs do not represent legal or contractual obligations.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. Goodwill is included in non-utility properties and investments-net on the Consolidated Balance Sheets and totaled $7.5 million ($6.6 million in the Other business segment and $0.9 million in Energy Marketing and Resource Management) as of June 30, 2004 and December 31, 2003. The Company completed its annual evaluation of goodwill for potential impairment during the first quarter of 2004 and determined that goodwill was not impaired.

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals and Recovery Mechanisms” and “Natural Gas Cost Deferrals and Recovery Mechanisms” below for further information), investment in exchange power, regulatory assets for deferred income taxes, unamortized debt expense, regulatory asset for consolidation of variable interest entity (see Note 2 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003
Regulatory asset for consolidation of variable interest entity	$17,937	$16,707
Regulatory asset for postretirement benefit obligation	4,018	4,255
Demand side management and conservation programs	15,994	19,683
Other	2,409	3,736

Total	$40,358	$44,381

AVISTA CORPORATION

Regulatory liabilities include utility plant retirement costs. Deferred credits include, among other items, regulatory liabilities created when the Centralia Power Plant was sold, regulatory liabilities offsetting net energy commodity derivative assets (see Note 5 for further information) and the gain on the general office building sale/leaseback, which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as other non-current liabilities and deferred credits.

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utility Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company recently entered into an agreement to sell (see Note 13).

In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In January 2003, the WUTC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through January 29, 2004. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. The Company is also planning to move these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements effective April 1, 2005.

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

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.5 percent as of June 30, 2004. Total deferred power costs for Washington customers were $116.7 million and $125.7 million as of June 30, 2004 and December 31, 2003, respectively.

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

AVISTA CORPORATION

On June 29, 2004, the WUTC staff filed a report on its review of the deferred power costs incurred for 2003 in which it did not identify any issues and recommended that the case be closed.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 1.0 percent on current year deferrals and 3.0 percent on carryover balances as of June 30, 2004. The IPUC originally approved a 19.4 percent surcharge in October 2001, which has been extended through October 2004 for recovery of previously deferred power costs. Based on IPUC staff recommendations and IPUC orders, the prudence of $11.9 million of deferred power costs are being reviewed in the electric general rate case that Avista Utilities filed in February 2004. Total deferred power costs for Idaho customers were $26.4 million and $30.3 million as of June 30, 2004 and December 31, 2003, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $23.6 million and $15.4 million as of June 30, 2004 and December 31, 2003, respectively.

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

NOTE 2. NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires the Company to classify certain financial instruments as liabilities that have historically been classified as equity. This statement requires the Company to classify as a liability financial instruments that are subject to mandatory redemption at a specified or determinable date or upon an event that is certain to occur. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for prior periods was not permitted. The adoption of this statement required the Company to classify $31.5 million of preferred stock subject to mandatory redemption as a liability on the Consolidated Balance Sheet. The adoption of this statement also required the Company to classify preferred stock dividends subsequent to July 1, 2003 as interest expense in the Consolidated Statements of Income.

In July 2003, the EITF reached consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3.” This EITF Issue requires that revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. Derivatives not held for trading purposes at Avista Energy are reported gross, unless they are “booked out” or the economic substance indicates that net reporting is appropriate. The adoption of this EITF Issue resulted in a reduction in operating revenues and resource costs of approximately $13.5 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 for Avista Utilities.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively referred to as FIN 46). In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred to as special purpose entities or off- balance sheet structures; however, FIN 46 applies to a broader group of entities. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The primary beneficiary is subject to a majority of

AVISTA CORPORATION

the risk of loss from the variable interest entity’s activities or it is entitled to receive a majority of the entity’s residual returns. FIN 46 also requires disclosure of variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003 and applied to certain existing variable interest entities for the first fiscal year or interim period ending after December 15, 2003. Application for all other types of entities was required for periods ending after March 15, 2004.

FIN 46 required the Company to consolidate WP Funding LP effective for the period ended December 31, 2003 and thereafter. WP Funding LP is an entity that was formed in 1993 for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP. The total amount of WP Funding LP debt outstanding was $54.6 million as of June 30, 2004 and December 31, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. As of June 30, 2004, the book value of the debt and equity of WP Funding LP exceeded the book value of the Rathdrum CT by $17.9 million. In accordance with regulatory accounting practices, the Company recorded this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in previous state regulatory filings with the WUTC and IPUC.

FIN 46 also resulted in the Company no longer including the capital trusts formed for the purpose of issuing preferred trust securities in its consolidated financial statements for the period ended December 31, 2003 and thereafter. The sole assets of the capital trusts are $113.4 million of junior subordinated deferrable interest debentures of Avista Corp. The capital trusts are considered variable interest entities under the provisions of FIN 46. As Avista Corp. is not the primary beneficiary, these entities are no longer included in Avista Corp.’s consolidated financial statements. Interest expense to affiliated trusts in the Consolidated Statements of Income represents interest expense on the $113.4 million of long-term debt to affiliated trusts.

Additionally, the implementation of FIN 46, as revised in December 2003, resulted in the Company including a partnership as well as several low-income housing project investments held in the Other business segment in its consolidated financial statements for the six months ended June 30, 2004. This resulted in an increase in assets of $9.5 million, long-term debt of $7.3 million and a charge of $0.5 million recorded as a cumulative effect of accounting change for the six months ended June 30, 2004.

See Note 7 for a discussion of a FASB Staff Position with respect to postretirement benefit obligations.

NOTE 3. DISCONTINUED OPERATIONS

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As of June 30, 2004, Avista Corp., through Avista Labs, had an ownership interest of approximately 17.5 percent in ReliOn, Inc., with the opportunity but no further obligation to fund or invest in this business. Avista Corp.’s investment in ReliOn, Inc. is accounted for under the cost method.

NOTE 4. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC) was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of June 30, 2004 and December 31, 2003, $49.0 million and $72.0 million, respectively, in accounts receivables were sold under this revolving agreement.

AVISTA CORPORATION

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

Prior to the adoption of SFAS No. 149 on July 1, 2003, Avista Utilities elected the normal purchases and sales exception for substantially all of its contracts for both capacity and energy under SFAS No. 133. As such, Avista Utilities was not required to record these contracts as derivative commodity assets and liabilities. Under SFAS No. 149, substantially all new forward contracts to purchase or sell power and natural gas used for generation, which were entered into on or after July 1, 2003, are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary.

As of June 30, 2004, the utility derivative commodity asset balance was $57.0 million, the derivative commodity liability balance was $33.5 million and the offsetting net regulatory liability was $23.5 million. As of December 31, 2003, the utility derivative commodity asset balance was $39.5 million, the derivative commodity liability balance was $36.1 million and the offsetting net regulatory liability was $3.4 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The offsetting net regulatory liability is included in other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

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

AVISTA CORPORATION

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

Avista Utilities manages the impact of fluctuations in electric energy prices by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any load/resource imbalances within a rolling 18-month planning horizon are managed within risk policy volumetric limits. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Avista Energy is responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. In February 2004, the WUTC ordered that these functions be moved back to Avista Utilities for Washington customers, and in April 2004, the WUTC approved Avista Utilities’ transition plan to move these functions back into Avista Utilities by March 31, 2005. Avista Utilities is also planning to move these functions for Idaho and Oregon customers with the expiration of current agreements effective April 1, 2005. See description of Natural Gas Benchmark Mechanism in Note 1 for further information. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company recently entered into an agreement to sell (see Note 13).

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

AVISTA CORPORATION

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the period of change. Market prices are utilized in determining the value of the electric, natural gas and related derivative commodity instruments. For electric derivative commodity instruments, these market prices are generally available through two years. For natural gas derivative commodity instruments, these market prices are generally available through three years. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts, which are not derivatives under SFAS No. 133 and derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues. Costs from contracts, which are not derivatives under SFAS No. 133 and derivative instruments not held for trading, are reported on a gross basis in resource costs. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

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

During the six months ended June 30, 2004, a gain of $0.4 million related to hedge ineffectiveness was recorded in earnings as operating revenues. As of June 30, 2004, there was a gain of $0.6 million (net of tax) in accumulated other comprehensive income (loss) related to designated cash flow hedges, while a loss of less than $0.1 million (net of tax) was reclassified from accumulated comprehensive income (loss) and recognized in earnings during the six months ended June 30, 2004. Of the amount in accumulated other comprehensive income (loss) as of June 30, 2004, Avista Energy expects to recognize a loss of $0.3 million in earnings during the next 12 months. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount, (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount, (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount.

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2004 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years
Energy commodities (volumes)
Electric	39,536	40,374	14	324	541	1
Natural gas	201,425	199,500	4	1,504,475	1,536,593	4

The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2004 was approximately 7 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of June 30, 2004 was approximately 5 months.

AVISTA CORPORATION

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2004, and the average estimated fair value of those instruments held during the six months ended June 30, 2004, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of June 30, 2004				six months ended June 30, 2004
	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Electric	$187,885	$234,200	$170,403	$194,076	$179,208	$229,819	$159,346	$190,831
Natural gas	149,314	29,906	145,950	22,488	111,635	20,683	104,541	12,399

Total	$337,199	$264,106	$316,353	$216,564	$290,843	$250,502	$263,887	$203,230

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for six months ended June 30, 2004 was an unrealized loss of $3.4 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the six months ended June 30, 2003 was an unrealized loss of $16.7 million.

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees. Employees of Avista Energy also participate in this plan. Individual benefits under this plan are based upon years of service and the employee’s average compensation as specified in the plan. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts that are currently deductible for income tax purposes. The Company made $12 million in cash contributions to the pension plan in 2003. The Company expects to contribute approximately $15 million to the pension plan in 2004 ($7.5 million was contributed during the six months ended June 30, 2004).

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services.

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

			Post-
	Pension Benefits		retirement Benefits
	2004	2003	2004	2003
Three months ended June 30:
Service cost	$2,025	$1,951	$125	$121
Interest cost	4,162	3,926	620	619
Expected return on plan assets	(3,425)	(2,716)	(300)	(211)
Transition (asset)/obligation recognition	(275)	(271)	250	245
Amortization of prior service cost	100	164	—	—
Net (gain) loss recognition	1,138	1,074	205	(104)

Net periodic benefit cost	$3,725	$4,128	$900	$670

Six months ended June 30:
Service cost	$4,050	$3,902	$250	$242
Interest cost	8,324	7,852	1,240	1,238
Expected return on plan assets	(6,850)	(5,432)	(600)	(422)
Transition (asset)/obligation recognition	(550)	(542)	500	490
Amortization of prior service cost	200	328	—	—
Net (gain) loss recognition	2,276	2,048	410	(208)

Net periodic benefit cost	$7,450	$8,156	$1,800	$1,340

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. Because of various uncertainties related to the Company’s response to the 2003 Medicare Act and the appropriate accounting for this event, the Company elected to defer financial recognition of this legislation

AVISTA CORPORATION

until the FASB issued final accounting guidance. In May 2004, the FASB issued Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This requires the Company to implement the effect of the 2003 Medicare Act in the third quarter of 2004. The Company does not expect the 2003 Medicare Act and the related FASB Staff Position to have a material effect on its results of operations or financial condition.

NOTE 8. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2004 and December 31, 2003 (dollars in thousands):

Maturity		Interest	June 30,	December 31,
Year	Description	Rate	2004	2003
2005	Secured Medium-Term Notes	6.39%-6.68%	$29,500	$29,500
2005	WP Funding LP Note	8.36%	54,572	54,572
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2008	Secured Medium-Term Notes	6.89%-6.95%	20,000	20,000
2010	Secured Medium-Term Notes	6.67%-6.90%	10,000	10,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.26%-7.45%	27,500	27,500
2023	Secured Medium-Term Notes	7.18%-7.54%	24,500	24,500

	Total secured long-term debt		398,072	398,072

2004	Unsecured Medium-Term Notes	7.42%	28,500	28,500
2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	5.99%-7.94%	25,850	25,850
2008	Unsecured Senior Notes	9.75%	301,393	317,683
2008	Unsecured Medium-Term Notes	6.06%	25,000	25,000
2010	Unsecured Medium-Term Notes	8.02%	25,000	25,000
2022	Unsecured Medium-Term Notes	8.15%-8.23%	5,000	5,000
2023	Unsecured Medium-Term Notes	7.99%	5,000	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100
2028	Unsecured Medium-Term Notes	6.37%-6.88%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000

	Total unsecured long-term debt		536,543	552,833

	Other long-term debt and capital leases		13,750	5,812

	Unamortized debt discount		(1,623)	(1,994)

	Total		946,742	954,723
	Current portion of long-term debt		(37,828)	(29,711)

	Total long-term debt		$908,914	$925,012

The following table details the Company’s debt repurchases prior to scheduled maturity from January 1, 2004 through August 2, 2004 (dollars in thousands):

Repurchase		Interest	Maturity	Principal
Date	Description	Rate	Year	Amount
February 2004	Unsecured Senior Notes	9.75%	2008	$500
May 2004	Unsecured Senior Notes	9.75%	2008	4,655
June 2004	Unsecured Senior Notes	9.75%	2008	11,005
July 2004	Unsecured Senior Notes	9.75%	2008	14,680

	Total debt repurchases			$30,840

In accordance with regulatory accounting practices, the total net premium on the repurchase of debt of $5.6 million will be amortized over the average remaining maturity of outstanding debt.

In July and August 2004, Avista Corp. entered into two forward-starting interest rate swap agreements, totaling $150 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. One of

AVISTA CORPORATION

these interest rate swap agreements relates to the anticipated issuance of debt to fund maturing debt in 2007. Under the terms of this interest rate swap, Avista Corp. would pay a fixed rate and receive a variable rate based on LIBOR for a term of seven years beginning in 2007. The second interest rate swap agreements relates to the anticipated issuance of debt to fund maturing debt in 2008 whereby Avista Corp. would pay a fixed rate and receive a variable rate based on LIBOR for a term of ten years beginning in 2008. However, the contracts further provide for mandatory cash settlement of these contracts in 2008 and 2009, respectively. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133.

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

NOTE 10. SHORT-TERM BORROWINGS

On May 6, 2004, the Company amended its committed line of credit with various banks to increase the available amount to $350.0 million from $245.0 million and extend the expiration date to May 5, 2005. The increase in the committed line of credit provides enhanced financial flexibility, including available credit for the seasonal requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. The Company can request the issuance of up to $125.0 million in letters of credit under the committed line of credit. As of June 30, 2004 and December 31, 2003, the Company had $92.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of June 30, 2004 and December 31, 2003, there were $9.9 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2004, the Company was in compliance with this covenant with a ratio of 59.2 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2004 to be greater than 1.6 to 1. As of June 30, 2004, the Company was in compliance with this covenant with a ratio of 2.24 to 1.

AVISTA CORPORATION

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of June 30, 2004 and December 31, 2003. Letters of credit in the aggregate amount of $74.7 million and $15.0 million were outstanding as of June 30, 2004 and December 31, 2003, respectively. The cash deposits of Avista Energy at the respective banks collateralize $40.7 million of these letters of credit as of June 30, 2004, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2004.

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$10,132	$12,713	$22,816	$31,155
Loss from discontinued operations	—	(3,744)	—	(4,864)

Net income before cumulative effect of accounting change	10,132	8,969	22,816	26,291
Cumulative effect of accounting change	—	—	(460)	(1,190)

Net income	10,132	8,969	22,356	25,101
Deduct: Preferred stock dividend requirements	—	547	—	1,125

Income available for common stock	$10,132	$8,422	$22,356	$23,976

Denominator:
Weighted-average number of common shares outstanding-basic	48,384	48,224	48,368	48,163
Effect of dilutive securities:
Contingent stock	234	—	234	—
Stock options	263	105	281	47

Weighted-average number of common shares outstanding-diluted	48,881	48,329	48,883	48,210

Earnings per common share, basic and diluted:
Earnings per common share from continuing operations	$0.21	$0.25	$0.47	$0.62
Loss per common share from discontinued operations	—	(0.08)	—	(0.10)

Earnings per common share before cumulative effect of accounting change	0.21	0.17	0.47	0.52
Loss per common share from cumulative effect of accounting change	—	—	(0.01)	(0.02)

Total earnings per common share, basic and diluted	$0.21	$0.17	$0.46	$0.50

AVISTA CORPORATION

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the course of its business the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter.

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. On May 19, 2004, the City of Tacoma and California Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect the FERC’s April 19, 2004 order. The FERC’s ruling on the rehearing requests is still pending. Based on the FERC’s order approving the Agreement in Resolution, the Company does not expect that this proceeding will have any effect on its financial condition, results of operations or cash flows. See the 2003 Form 10-K for a history of the FERC Inquiry.

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. In October and November 2002, Gail West, Michael Atlas and Peter Arnone filed similar class action lawsuits in the same court against the same parties. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. On August 19, 2003, the plaintiffs filed their consolidated amended class action complaint in the same court against the same parties. In their complaint, the plaintiffs continue to assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that the Company did not have adequate risk management processes, procedures and controls. The plaintiffs further allege that the Company engaged in unlawful energy trading practices and allegedly manipulated western power markets. The plaintiffs assert that alleged misstatements and omissions regarding these matters were made in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. The Company filed a motion to dismiss this complaint in October 2003 and the plaintiffs filed an answer to this motion in January 2004. Arguments before the Court on the motion were held on March 19, 2004. On April 15, 2004, the Court called for additional briefing on what effect, if any, the FERC proceedings (see “Federal Energy Regulatory Commission Inquiry” above) have on this case. On July 30, 2004, the Court denied the Company’s motion to dismiss this complaint, holding, among other things, that the FERC proceedings may ultimately have some evidentiary value relevant to the disclosure issues raised in this case, but they do not preclude the resolution of those issues by the Court. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

AVISTA CORPORATION

California Energy Markets

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The cross-complaints seek indemnification for any liability that may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law. In June 2002, Avista Energy filed motions to dismiss the cross-complaints. In the meantime, the U.S. District Court remanded the case to California State Court, which remand is itself the subject of an appeal to the United States Court of Appeals for the Ninth Circuit. At this time, the Company cannot predict the outcome of the cross-complaints or the original complaints filed against Reliant and Duke or provide an estimate of any potential liability to Avista Energy with respect to the cross-complaints. However, based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, the California AG contends that all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit; however, the Court has not yet issued a decision granting or denying such Petition for Review. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Port of Seattle Complaint

On May 12, 2004, the United States District Court for the Southern District of California granted motions to dismiss filed by Avista Corp., Avista Energy, Inc. and Avista Power, LLC (collectively the Avista defendants), as well as other defendants, with respect to a complaint filed by the Port of Seattle in May 2003. The complaint was originally filed by the Port of Seattle in the United States District Court for the Western District of Washington against numerous companies, including the Avista defendants, seeking compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleged that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the Western Electricity Coordinating Council (WECC), by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. In August 2003, the Avista defendants filed a motion to dismiss this complaint. A transfer order was granted, which moved this case to the United States District Court for the Southern District of California to consolidate it with other pending actions. Arguments with respect to the motions to dismiss filed by the Avista defendants and other defendants were heard on March 26, 2004. The Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s claims, based on among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. On May 27, 2004, the Port of Seattle filed an appeal with the United States Court of Appeals for the Ninth Circuit.

Wah Chang Complaint

On May 5, 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and

AVISTA CORPORATION

certain affiliates thereof (collectively Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. The defendants have responded by filing what is termed a tag along notice in ongoing and Multidistrict Litigation proceedings. This notice may result in a transfer of this case to the United States District Court for the Southern District of California and its consolidation with other pending actions. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

City of Tacoma Complaint

On June 7, 2004, the City of Tacoma, Department of Public Utilities, Light Division, a Washington municipal corporation (Tacoma Power), filed a complaint in the United States District Court for the Western District of Washington against over fifty companies, including Avista Corp., Avista Energy and Avista Power. According to the complaint, Tacoma Power distributes electricity to customers in Tacoma and Pierce County, Washington, generates electricity at several facilities in western Washington and purchases power under supply contracts and in the Northwest spot market. Tacoma Power’s complaint seeks compensatory and treble damages from alleged violations of the Sherman Act. Tacoma Power alleges that the defendants, acting in concert, engaged in a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. This allegedly resulted in an artificial increase of the prices paid for power sold in California and elsewhere in the western United States during the period from May 2000 through the end of 2001. Due to the alleged unlawful conduct of the defendants, Tacoma Power allegedly paid an amount estimated to be $175.0 million in excess of what it would have paid in the absence of such alleged conduct. The defendants have responded by filing what is termed a tag along notice in ongoing and Multidistrict Litigation proceedings. This notice may result in a transfer of this case to the United States District Court for the Southern District of California and its consolidation with other pending actions. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

The Montana AG also petitioned the Montana Public Service Commission (MPSC) to fine public utilities $1,000 a day for each day it finds they engaged in alleged “deceptive, fraudulent, anticompetitive or abusive practices” and order refunds when consumers were forced to pay more than just and reasonable rates. On February 12, 2004, the MPSC issued an order initiating investigation of the Montana retail electricity market for the purpose of determining whether there is evidence of unlawful manipulation of that market. The Montana AG has requested specific information from Avista Energy and Avista Corp. regarding their transactions within the State of Montana during the period from January 1, 2000 through December 31, 2001.

Because the resolution of these proceedings remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management,

AVISTA CORPORATION

the Company does not expect that these proceedings will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Montana Public School Trust Fund Lawsuit

In October 2003, a lawsuit was filed by Richard Dolan and Denise Hayman in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleges that the hydroelectric facilities are located on state-owned riverbeds and the owners have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. An Amended Complaint adding Great Falls Elementary School District No. 1 and Great Falls High School District 1A was filed on January 16, 2004. On February 2, 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, as the other named defendants also filed a motion to dismiss, or joined therein. On May 10, 2004, the Montana AG filed a complaint on behalf of the state to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. On July 19, 2004, the defendants (including Avista Corp.) filed a motion to dismiss the Montana AG’s complaint. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Montana Energy Security Act Initiative

In April 2004, the Montana Secretary of State certified that it had approved the form of a proposed initiative to create a governor-appointed board that would have the power to purchase at fair market value, operate or sell electric and natural gas facilities encompassing all elements of generation, transmission, distribution and energy marketing, and to sell electricity and natural gas in the retail and wholesale markets. The supporters of this initiative did not gather the necessary signatures by June 18, 2004 required for this initiative to be presented to the public in the November 2004 General Election.

Colstrip Generating Project Complaint

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. The plaintiffs allege damages to buildings as a result of rising ground water, as well as damages from contaminated waters leaking from the lakes and ponds of Colstrip. The plaintiffs are seeking punitive damages, an order by the court to remove the lakes and ponds and the forfeiture of all profits earned from the generation of Colstrip. The Company intends to work with the other owners of Colstrip in defense of this complaint. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

The DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) signed an Agreed Order in March 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring

AVISTA CORPORATION

plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, and then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE in August 2001. In September 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. In September 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003 and approved by the DOE in May 2003. Work under the CAP commenced during the second quarter of 2003. Negotiations are continuing with the third PLP with respect to the logistics of the CAP. In July 2004, the DOE ordered the third PLP to allow the Company and BNSF to access the property in order to perform work under the CAP.

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

During the fourth quarter of 2002, Avista Development and one other PLP, Kaiser Aluminum & Chemical Corporation (Kaiser), finalized the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site, which was formally entered into Spokane County Superior Court in January 2003. The other PLPs have not been participating in the process. As directed by Avista Development and Kaiser, the field work for the remedial investigation began in April 2003 and was completed by the end of 2003 with a draft remedial investigation report and feasibility study technical memorandum submitted to the DOE in March 2004. Kaiser has filed for bankruptcy and is expected to file its reorganization plan during the second half of 2004. Kaiser has initiated negotiations with the DOE and Avista Development to settle its future financial liabilities associated with the site. The DOE has indicated that the actual cleanup of PCB sediments in the Spokane River will be coordinated to the extent possible with the EPA’s separate plan to remove heavy metals from the Spokane River. The Company believes that the heavy metals contamination resulted from decades of mining upstream at locations in Idaho and is not related to the activities of Avista Development or Avista Corp.

At this time, the Company cannot estimate the extent of its liability, if any, with respect to this environmental matter. However, based on information currently known to the Company’s management, the Company does not expect that this environmental matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho (Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within the current boundaries of the Coeur d’Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the State of Idaho. The Company was not a party to this action. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This will result in, among other things, the Company being liable to the Tribe for compensation for the use of reservation lands under Section 10(e) of the Federal Power Act.

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

Spokane River Relicensing

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups is underway. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005. The Company intends to seek recovery of relicensing costs through the rate making process.

Clark Fork Settlement Agreement

Dissolved atmospheric gas levels exceed Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and submitted the plan in December 2002 for review and approval to the Idaho Department of Environmental Quality (DEQ) and the U.S. Fish and Wildlife Service. In February 2004, the Idaho DEQ and the U.S. Fish and Wildlife Service approved the Company’s plan. The plan provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. Streamflows would be diverted to the tunnels when these flows are in excess of turbine capacity. The cost of modifying the first tunnel is currently estimated to be $38 million (including AFUDC and inflation) and would be incurred between 2004 and 2009, with the majority of these costs ($33 million) being incurred in 2008 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $26 million (including AFUDC and inflation). As part of the plan, the Company will provide $0.5 million annually commencing in 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company intends to seek recovery of the costs for the modification of Cabinet Gorge and the mitigation payments through the rate making process.

The operating license for the Clark Fork Project describes the approach to restore bull trout populations in the project areas. Using the concept of adaptive management and working closely with the U.S. Fish and Wildlife Service, the Company is evaluating the feasibility of fish passage. The results of these studies will help the Company and other parties determine the best use of funds toward continuing fish passage efforts or other fish population enhancement measures.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

AVISTA CORPORATION

NOTE 13. DISPOSITION OF SOUTH LAKE TAHOE PROPERTIES

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The agreed upon cash purchase price for the properties is to be $15 million, subject to closing adjustments. The agreement is subject to customary closing conditions, and regulatory review and approval, including proceedings before the CPUC. The Company expects the sale to be completed in early 2005.

As of June 30, 2004, Avista Utilities serviced approximately 18,500 customers (or 6 percent of total natural gas customers) in the South Lake Tahoe region. Total revenues for 2003 from the South Lake Tahoe region were approximately $17.6 million (or 6 percent of total natural gas revenues) and approximately 21 million therms were delivered (or 4 percent of total therms delivered) to South Lake Tahoe customers.

NOTE 14. DEVELOPMENTS WITH COYOTE SPRINGS 2

In July 2004, Avista Corp. and a subsidiary of Mirant Corporation, Mirant Oregon, LLC (Mirant Oregon), completed a non-binding letter of intent to negotiate Avista Corp.’s acquisition of Mirant Oregon’s 50 percent ownership interest in the combined cycle natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2). If the acquisition is successful, Avista Corp. will own the entire generating facility and an additional 140 MW of capacity. Mirant Oregon’s parent company, Mirant Corporation, is currently in bankruptcy (see discussion below). Mirant Oregon acquired its 50 percent ownership interest in the plant from the Company during construction in 2001. The acquisition of Coyote Springs 2 would need to be approved by the U.S. Bankruptcy Court and would also need to meet certain other federal and state regulatory requirements.

In January 2004, Avista Utilities determined there was a problem with the transformer at Coyote Springs 2. The plant was taken off-line and the transformer was returned to the manufacturer for repair as covered by warranty. Avista Utilities expects that Coyote Springs 2 will be returned to operations in September 2004. Based on current forward power price curves and assuming the plant is returned to operations when expected, Avista Utilities does not expect the absence of Coyote Springs 2 to have a material effect on its resource costs for 2004. If Coyote Springs 2 is not placed back into operation in September 2004, it could have an effect on the Company’s resource costs for 2004 depending on the level of wholesale market prices. The Company has ordered a backup transformer for Coyote Springs 2 that is scheduled for delivery in the fourth quarter of 2004.

On May 5, 2004, Coyote Springs 2, LLC (CS2, LLC) filed a complaint in Circuit Court for the State of Oregon in the County of Morrow against Alstom USA, Inc., Alstom T&D, Inc. and Areva T&D, Inc., as the manufacturer (and its successors) of the transformer that originally failed in May of 2002. Additionally, on May 5, 2004, CS2, LLC filed an arbitration demand with the American Arbitration Association, at their location in Seattle, Washington, naming those same parties. Both actions seek damages related to the failure of the original transformer and the delays in delivering a serviceable replacement to Coyote Springs 2. CS2, LLC is jointly owned by Avista Corp. and Mirant Oregon, and was the owner of Coyote Springs 2 prior to its transfer to Avista Corp. and Mirant Oregon on January 1, 2003.

In July 2003, Mirant Corporation and substantially all its subsidiaries in the United States filed for bankruptcy protection under chapter 11 of the bankruptcy code for protection from creditors. To date, the bankruptcy filing by Mirant Corporation, which did not include Mirant Oregon, the owner of 50 percent of Coyote Springs 2, has not had any material effect on the joint ownership and operation of the plant. Avista Corp. and Mirant Oregon are both current with respect to their obligations to share equally in the costs of the plant. Each owner is separately responsible for arranging for the purchase and delivery of natural gas in order to fuel its respective interest in the plant. Each owner is also separately responsible for the sale and delivery of electric energy generated with respect to its interest in the plant. While physical limitations prevent the operation of the plant at less than approximately seventy percent of its base load capacity, the joint operating agreement provides mechanisms to allow a single owner to dispatch and direct the operation of more than its interest in the plant in order to achieve operation at or above the plant’s minimum dispatch level in the event that the other owner is unable or unwilling to dispatch its portion of the plant. Additionally, provisions in the joint operating agreement provide that if either party fails to fund its portion of the operating costs or otherwise meet its obligations under the joint operating agreement, that the non-defaulting owner may elect a variety of remedies. The Company will continue to assess the ability of Mirant Oregon to perform its obligations under the joint operating agreement and the need to exercise remedies in the event the impact of the Mirant Corporation bankruptcy prevents Mirant Oregon from performing its obligations with respect to Coyote Springs 2.

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Avista Corp. from time to time makes forward-looking statements such as statements regarding future financial performance, capital expenditures, dividends, capital structure and other financial items, including the underlying assumptions (many of which are based, in turn, upon further assumptions), as well as, strategic goals and objectives and plans for future operations. Such statements are made both in Avista Corp.’s reports filed under the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), and elsewhere. Forward-looking statements are all statements other than statements of historical fact including, without limitation, those that are identified by the use of words such as, but not limited to, “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “projects,” “predicts,” and similar expressions.

All forward-looking statements (including those made in this Quarterly Report) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant impact on Avista Corp.’s operations, results of operations or financial condition and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•	changes in the utility regulatory environment in the individual states and provinces in which the Company operates and the United States and Canada in general. This can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory and legislative decisions including FERC price controls, and including possible retroactive price caps and resulting refunds;

•	the potential effects of any legislation or administrative rulemaking passed into law;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the implementation of the FERC’s proposed wholesale power market rules;

•	the ability to relicense the Spokane River Project at a cost-effective level;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	outages at any Company-owned generating facilities from any cause, including equipment failure;

•	unanticipated delays or changes in construction costs with respect to present or prospective facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or disrupt energy delivery;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	the impact of any potential change in the Company’s credit ratings, including the effect on Avista Energy’s credit facility;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations, including the potential disallowance of previously deferred costs;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can

AVISTA CORPORATION

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

Avista Corp. Business Segments

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company has four business segments – Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of June 30, 2004, the Company had common equity investments of $503.5 million and $258.8 million in Avista Utilities and Avista Capital, respectively.

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

Executive Level Summary

Avista Corp.’s net income and operating cash flows are derived primarily from Avista Utilities and Avista Energy (included in the Energy Marketing and Resource Management segment). Avista Corp. intends to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

Avista Utilities will seek to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic and population growth in its service territory. As part of Avista Utilities’ strategy to focus on its business in the northwestern United States, the Company has recently entered into an agreement to sell its South Lake Tahoe natural gas distribution properties (see “Note 13

AVISTA CORPORATION

of the Notes to Consolidated Financial Statements”). It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of resources to meet its retail and wholesale energy requirements under a range of operating conditions. The Company has recently completed a non-binding letter of intent with Mirant Oregon to negotiate the Company’s acquisition of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2, which would increase Avista Utilities’ generating capability by 140 MW (see “Note 14 of the Notes to Consolidated Financial Statements”). Available resources and the costs of those resources are significantly affected by Avista Utilities’ hydroelectric production, which was 89 percent of normal in 2003. Based on forecasts and snowpack conditions as of July 2004, Avista Utilities expects hydroelectric production will be approximately 88 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables. The effects of below normal hydroelectric production are addressed through power cost deferral and recovery mechanisms. Customer loads and resulting revenues are significantly affected by weather. During the first quarter of 2004, the weather was colder as compared to the first quarter of 2003, which increased net income compared to the first quarter of 2003. However, this was partially offset by a warmer second quarter of 2004 as compared to 2003, which reduced customer usage and decreased net income. Avista Utilities expects normal weather during the remainder of 2004. As is the case with most regulated entities, Avista Utilities generally has ongoing regulatory proceedings. Avista Utilities continues to make progress with respect to resolving its regulatory matters; however, significant issues remain unresolved (see “Avista Utilities – Regulatory Matters” and “Power Market Issues”). Avista Utilities will continue to file for rate adjustments to provide recovery of its costs and to more closely align earned returns with those allowed by regulatory agencies in each jurisdiction. The Company expects Avista Utilities’ net income to increase for the remainder of 2004 as compared to 2003, assuming more normal weather, a decrease in interest expense and the implementation of general rate increases.

Avista Utilities faces issues with respect to an aging workforce throughout its operations. Management succession plans have been implemented to work towards ensuring that executive officer positions are appropriately filled. Avista Utilities has taken similar steps in key technical and craft areas to work towards ensuring that these positions will be appropriately filled when retirements occur.

Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada, Ltd. (Avista Energy Canada) is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 400 industrial customers in British Columbia, Canada. In addition to earnings and resulting cash flows from settled or realized transactions, Avista Energy records unrealized or mark-to-market adjustments for the change in the value of derivative commodity instruments. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Energy is also subject to certain regulatory proceedings that remain unresolved (see “Power Market Issues”); however, Avista Energy believes that it has adequate reserves established for refunds that may be ordered. The wholesale power markets in which Avista Energy operates continue to change with respect to market participants involved, level of activity, volatility in market prices, liquidity, FERC-imposed price caps and counterparty credit issues. Net income for Avista Energy decreased for the first half of 2004 as compared to the first half of 2003. This was primarily due to the positive effects in the first half of 2003 of accounting for energy trading activities under SFAS No. 133 and the settlement of positions with certain Enron affiliates. Due to these factors, the Company expects that net income from Avista Energy will decrease for fiscal year 2004 as compared to 2003.

Avista Advantage remains focused on increasing revenues, improving margins, and continuously enhancing client satisfaction. In April 2004, the president of Avista Advantage left the Company resulting in a settlement under an employment contract. A replacement search is currently underway. The Company expects Avista Advantage will break-even or generate slightly positive net income for the second half of 2004 based on improving revenues and stabilized operating expenses from processing efficiencies.

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

AVISTA CORPORATION

obligations, refinance existing debt and repurchase long-term debt scheduled to mature in future years to reduce its overall debt service costs, as well as to reduce the impact of significant debt maturities scheduled for 2007 and 2008.

Avista Utilities – Resources and Resource Optimization

Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and operates a two-unit natural gas-fired CT generating facility that is owned by WP Funding LP, an entity that is included in Avista Corp.’s consolidated financial statements and in the Avista Utilities business segment. In July 2003, Coyote Springs 2 was placed into operation. Avista Utilities currently has a 50 percent ownership interest (140 MW) in Coyote Springs 2 and has entered into a non-binding letter of intent to purchase the remaining 50 percent. See “Note 14 of the Notes to Consolidated Financial Statements” for information with respect to Coyote Springs 2. In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

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

Avista Utilities – Regulatory Matters

General Rate Cases

Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service. In February 2004, Avista Utilities filed electric and natural gas general rate cases in Idaho. The Company’s initial request was designed to increase electric revenues by 11 percent, or $18.9 million in annual revenues, over current rates. This would result from a 24 percent increase in base retail rates (an increase of $35.2 million in annual revenues) offset by a $16.3 million annual revenue decrease from the current Power Cost Adjustment (PCA) surcharge with the remaining balance being recovered over a two-year period at a reduced rate. Avista Utilities also requested a natural gas general rate increase of 9.2 percent, or $4.8 million in annual revenues. Avista Utilities’ requests are based on an overall rate of return of 9.82 percent and a return on equity of 11.5 percent. In June 2004, the IPUC staff submitted its testimony and position, which provides for a 15.8 percent (or $23.1 million in annual revenues) increase in electric rates and a 6.0 percent (or $3.1 million in annual revenues) increase in natural gas rates. The IPUC staff position provides for an overall rate of return of 9.25 percent and a return on equity of 10.4 percent, with total recommended one-time write-offs of $7.6 million primarily related to deferred power costs. Intervenors in the case have also recommended various reductions to the Company’s filing which go beyond what the IPUC staff has proposed. Such recommendations include a further reduction in the return on equity, exclusion of all or a portion of the Company's investment in Coyote Springs 2 from rate base, and disallowance of certain natural gas contracts to fuel electric generation. In July 2004, Avista Utilities filed rebuttal testimony, which reduced the requested overall increase in electric rates to 8.6 percent, the increase in base electric retail rates to 21.2 percent (or $31.1 million in annual revenues) and base natural gas rates to 7.8 percent (or $4.1 million in annual revenues). Avista Utilities’ rebuttal testimony also opposes the recommended one-time write-offs of $7.6 million. The IPUC has established a procedural schedule, which currently calls for an order on these requests to be issued in September 2004.

In September 2003, the OPUC approved a general natural gas rate increase of $6.3 million in annual revenues effective October 1, 2003 that authorizes, among other things, an overall rate of return of 8.88 percent and a return on equity of 10.25 percent.

AVISTA CORPORATION

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

The June 2002 WUTC rate order established an Energy Recovery Mechanism (ERM) effective July 1, 2002. The ERM replaced a series of temporary deferral mechanisms that had been in place in Washington since mid-2000. The ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company. The Company expensed the initial $9.0 million of power supply costs above the amount included in base retail rates during the first half of 2004.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The settlement agreement establishing the ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on April 1, 2004 related to $22.8 million of deferred power costs incurred for 2003. On June 29, 2004, the WUTC staff filed a report on its review of the deferred power costs incurred for 2003 in which it did not identify any issues and recommended that the case be closed.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. The IPUC originally approved a 19.4 percent surcharge in October 2001, which has been extended through October 2004 for recovery of previously deferred power costs. Based on IPUC staff recommendations and IPUC orders, the prudence of $11.9 million of deferred power costs are being reviewed in the electric general rate case that Avista Utilities filed in February 2004. Avista Utilities believes that such costs for long-term fuel supply contracts were prudently incurred. The IPUC has also directed Avista Utilities to work with the IPUC staff and interested customers to address concerns with respect to risk management policies as it pertains to long-term fuel supply contracts. As directed by the IPUC, Avista Utilities addressed this issue in its February 2004 electric general rate case filing.

The following table shows activity in deferred power costs for Washington and Idaho during 2003 and the six months ended June 30, 2004 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2002	$123,749	$31,518	$155,267
Activity from January 1 – December 31, 2003:
Power costs deferred	22,217	23,341	45,558
Unrealized loss on fuel contracts (1)	1,975	1,004	2,979
Interest and other net additions	6,002	1,037	7,039
Write-off deferred power costs	(2,461)	—	(2,461)
Recovery of deferred power costs through retail rates	(25,777)	(26,615)	(52,392)

Deferred power costs as of December 31, 2003	125,705	30,285	155,990
Activity from January 1 – June 30, 2004:
Power costs deferred	3,789	11,703	15,492
Unrealized gain on fuel contracts (1)	(2,628)	(1,336)	(3,964)
Interest and other net additions	3,174	362	3,536
Recovery of deferred power costs through retail rates	(13,365)	(14,648)	(28,013)

Deferred power costs as of June 30, 2004	$116,675	$26,366	$143,041

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

AVISTA CORPORATION

Purchased Gas Adjustments

Natural gas commodity prices increased towards the end of 2002 and into the first half of 2003 before declining somewhat in the middle of 2003 and then increasing again at the end of 2003 and into the first half of 2004. The continued tight balance between supply and demand for natural gas is a major contributor to the ongoing price volatility in natural gas, and this is expected to continue through 2004. The Company is well connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other regions of the United States and Canada. Natural gas commodity costs in excess of the amount recovered in current rates are deferred and recovered in future periods with applicable regulatory approval through adjustments to rates. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage over competing energy sources based on the levels of existing reserves and potential natural gas development in the future.

During the second half of 2002, Avista Utilities adjusted its natural gas rates in response to a decrease in current and projected natural gas costs at that time. During the fourth quarter of 2002, natural gas rate decreases of 17.4 percent, 15.5 percent, 7.1 percent and 16.2 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. As discussed above, current and projected natural gas prices increased towards the end of 2002 and into 2003. During September and October of 2003, natural gas rate increases of 8.7 percent, 2.4 percent, 12.4 percent and 15.0 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. On April 1, 2004, a 7.3 percent increase in Oregon was approved and implemented. In May 2004, a 6.3 percent increase was implemented in California. In July 2004, a 14.2 percent increase was requested in Idaho to become effective in September 2004. These natural gas rate increases and decreases are designed to pass through changes in purchased natural gas costs to customers with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $23.6 million and $15.4 million as of June 30, 2004 and December 31, 2003, respectively.

Natural Gas Benchmark Mechanism

The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. In early 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. The Company is also planning to move these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements effective April 1, 2005. It is estimated that the termination of the Natural Gas Benchmark Mechanism and related Agency Agreement will result in a reduction of approximately $1.0 million in Avista Energy’s annual pre-tax earnings and an increase in annual costs of approximately $1.0 million for Avista Utilities. Avista Utilities would seek recovery of any increased costs in future general rate case proceedings. This transition of Avista Utilities’ natural gas procurement operations will also impact the level of counterparty credit requirements at both Avista Utilities and Avista Energy. In response to this as well as to provide enhanced financial flexibility, in May 2004 the Company increased the amount available under its committed line of credit to $350.0 million from $245.0 million.

Power Market Issues

Counterparty Defaults

In early 2001, California’s two largest utilities defaulted on payment obligations owed to various energy sellers, including Avista Energy, resulting in defaults by the California Power Exchange (CalPX) and the California Independent System Operator (CalISO). In April 2004, Pacific Gas & Electric Company (PG&E) paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. The FERC has ordered that the settlement of defaulted obligations held in the PG&E escrow fund and by the CalPX will depend on a determination of the California refund claims (see further information under “California Refund Proceeding”). As of June 30, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations.

AVISTA CORPORATION

California Refund Proceeding

In July 2001, the FERC initiated a proceeding to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California power market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. Interested parties have contested pricing determinants and other matters since the proceeding started. The CalISO and the CalPX prepared revised values for the affected power transactions and they are preparing additional iterations of revised prices and terms as directed by the FERC. The results of these calculations are likely to be appealed to the FERC and federal courts. In March 2003, the FERC issued an order that addressed issues related to the California refund proceedings, setting forth proposed retroactive pricing standards. In June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above will be required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. The CalISO currently estimates that it will be unable to complete the initial calculation of the respective receivable/payable balances prior to November 2004. Many of the numerous orders that FERC has issued in the California refund proceedings are now on appeal before the United States Court of Appeals for the Ninth Circuit. In March 2004, the Ninth Circuit consolidated most of these appeals. The now consolidated appeals remain in abeyance pursuant to an August 2002 Ninth Circuit order directing the FERC to allow parties to file additional evidence on market manipulation. Based on current information, the Company believes that it has sufficient reserves in place for potential California refunds.

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

In March 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 2003 FERC policy staff report, Avista Corp. and Avista Energy were among the few that had already been subjects of a FERC investigation. As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 12 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, on April 19, 2004 the FERC approved the Agreement in Resolution reached between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets

AVISTA CORPORATION

during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. On May 19, 2004, the City of Tacoma and California Parties (the Office of the Attorney General, the California Public Utilities Commission, and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect the FERC’s April 19, 2004 order.

See further information under “Federal Energy Regulatory Commission Inquiry,” “California Energy Markets,” “Port of Seattle Complaint,” “Wah Chang Complaint,” “City of Tacoma Complaint,” and “State of Montana Proceedings” in “Note 12 of the Notes to Consolidated Financial Statements.”

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

Avista Corp. is in continuing discussions with utilities and others in the Pacific Northwest to define how such an RTO might work in the region. The Company has participated in negotiations with nine other utilities in the western United States on the possible formation of an RTO, RTO West, a non-profit organization. These utilities and other regional stakeholders have now shifted their approach to developing a regional platform that would incorporate an initial or beginning state of an RTO structure. This revised regional platform is planned to be filed with the FERC under Grid West, the proposed new name for the non-profit corporation. The Company and two other western utilities have also taken steps toward the formation of a for-profit Independent Transmission Company, TransConnect, which could be a member of a future RTO.

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

Wholesale Power Market Design

In April 2003, the FERC issued a White Paper presenting a revised version of proposed wholesale power market rules. The White Paper emphasizes a focus on the formation of RTOs and on ensuring that all independent transmission organizations have sound market rules. The White Paper further indicates that the implementation schedule will vary depending on regional needs and will also allow for regional differences. This White Paper was developed based on input from numerous state regulatory agencies, utility companies, industry and consumer groups, as well as the public. The White Paper reflects significant concerns raised with respect to the FERC’s initial proposal of a Standard Market Design in July 2002. The FERC’s stated goals with respect to wholesale power markets include: reliable and reasonably priced electric service for all customers; sufficient electric infrastructure; transparent markets with fair rules for all market participants; stability and regulatory certainty for customers, the electric power industry, and investors; technological innovation; and efficient use of the nation’s resources. The White Paper proposes a significant role being played by regional authorities in setting up regional power markets. At this time, the Company cannot predict the ultimate impact the changes may have on its operations as well as how the changes may impact the RTO West, Grid West, TransConnect and WI proposals.

AVISTA CORPORATION

Results of Operations

Diluted Earnings (Loss) per Common Share by Business Segments

The following table presents diluted earnings (loss) per common share by business segments for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Avista Utilities	$0.19	$0.21	$0.41	$0.37
Energy Marketing and Resource Management	0.03	0.07	0.10	0.34
Avista Advantage	(0.01)	(0.01)	(0.01)	(0.02)
Other	—	(0.02)	(0.03)	(0.07)

Earnings per common share from continuing operations	0.21	0.25	0.47	0.62
Loss per common share from discontinued operations	—	(0.08)	—	(0.10)

Earnings per common share before cumulative effect of accounting change	0.21	0.17	0.47	0.52
Loss per common share from cumulative effect of accounting change	—	—	(0.01)	(0.02)

Total earnings per common share, diluted	$0.21	$0.17	$0.46	$0.50

Overall Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Income from continuing operations was $10.1 million for the three months ended June 30, 2004 compared to $12.7 million for the three months ended June 30, 2003. The decrease was primarily due to decreased net income for Energy Marketing and Resource Management and Avista Utilities, partially offset by a decreased net loss for the Other business segment. Net income for Energy Marketing and Resource Management was $1.5 million for the three months ended June 30, 2004 compared to $3.2 million for the three months ended June 30, 2003. This decrease was primarily due to a decrease in gross margin.

Net income for Avista Utilities was $9.1 million for the three months ended June 30, 2004, compared to $10.7 million for the three months ended June 30, 2003. The decrease for Avista Utilities was primarily due to an increase in other operating expenses (operations and maintenance, administrative and general, and depreciation and amortization).

Avista Advantage incurred a net loss of $0.4 million for the three months ended June 30, 2004 compared to a net loss of $0.3 million for the three months ended June 30, 2003. The increase in the net loss was primarily due to the settlement of an employment contract, partially offset by an increase in operating revenues.

The Other business segment incurred a net loss of $0.1 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D and certain other investments of Avista Ventures, as well as the gain on sale of assets.

Total revenues decreased $10.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Avista Utilities’ revenues decreased $6.5 million, or 3 percent, due to decreases in both electric and natural gas revenues. The decrease in natural gas revenues was primarily due to decreased therms sold as a result of warmer weather during the second quarter of 2004 as compared to the second quarter of 2003, partially offset by natural gas rate increases implemented during the fourth quarter of 2003. The decrease in electric revenues reflects a decrease in wholesale revenues, partially offset by an increase in retail revenues. Revenues from Energy Marketing and Resource Management decreased $7.1 million, or 14 percent, primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133. Revenues from Avista Advantage increased 11 percent to $5.5 million primarily as a result of customer growth. Revenues from the Other business segment increased $1.1 million primarily due to increased revenues from AM&D as well as revenues from entities consolidated under FIN 46 in 2004.

Total resource costs decreased $9.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Resource costs for Avista Utilities decreased $6.3 million primarily due to a decrease in other

AVISTA CORPORATION

fuel costs as well as a decrease in the net amortization of deferred power costs. Resource costs for Energy Marketing and Resource Management decreased $4.7 million primarily due to a decrease in resource costs for Avista Energy Canada.

Intersegment eliminations, which decrease both operating revenues and resource costs, decreased to $27.5 million for the three months ended June 30, 2004 from $28.6 million for the three months ended June 30, 2003, representing decreased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $2.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to increased expenses for Avista Utilities. The increase for Avista Utilities primarily reflects an increase in labor costs and expenses for Coyote Springs 2, which commenced operations in mid-2003.

Administrative and general expenses increased $2.1 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to increased expenses for Avista Advantage, Energy Marketing and Resource Management and Avista Utilities, partially offset by decreased expenses for the Other business segment. The increase for Avista Advantage was primarily due to the settlement of an employment agreement. The increase for Energy Marketing and Resource Management was primarily a result of increased compensation expenses, partially offset by decreased professional fees. The increase for Avista Utilities primarily reflects an increase in labor costs.

Depreciation and amortization increased $1.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to utility plant additions at Avista Utilities and the resulting increase in depreciation expense as well as the consolidation of WP Funding LP under FIN 46 and the resulting inclusion of depreciation expense of the Rathdrum Power Plant. Coyote Springs 2 was placed into service in mid-2003 and increased depreciation expense by $0.6 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Interest expense (including interest expense to affiliated trusts) increased $0.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to the consolidation of WP Funding LP as required by FIN 46 and the interest expense on $54.6 million of debt as well as the inclusion of $0.5 million of preferred stock dividends as interest expense for the second quarter of 2004 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (see Note 2 of the Notes to Consolidated Financial Statements). Preferred stock dividends of $0.5 million were classified as a separate line item in the Consolidated Statement of Income for the three months ended June 30, 2003. Excluding the effects of FIN 46 and SFAS No. 150, the Company expects interest expense to decline in 2004 due to the effect of previous debt repurchases. The Company also expects interest expense to decline due to the April 2004 issuance of $61.9 million of Junior Subordinated Debt Securities to AVA Capital Trust III, a business trust. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, a business trust. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

Capitalized interest increased $0.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This was primarily due to increased construction activity at Avista Utilities and higher average construction work in progress balances.

Other income-net increased $0.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to increased income in 2004 on certain investments in the Other business segment and gains on the disposition of assets in 2004 compared to losses in 2003.

Income taxes decreased $4.5 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily due to decreased income before income taxes. The effective tax rate was 37.2 percent for the three months ended June 30, 2004 compared to 45.1 percent for the three months ended June 30, 2003.

AVISTA CORPORATION

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Income from continuing operations was $22.8 million for the six months ended June 30, 2004 compared to $31.2 million for the six months ended June 30, 2003. The decrease was primarily due to decreased net income for Energy Marketing and Resource Management, partially offset by increased net income for Avista Utilities and decreased net losses for Avista Advantage and the Other business segment.

Net income for Energy Marketing and Resource Management was $5.0 million for the six months ended June 30, 2004 compared to $16.2 million (excluding the cumulative effect of accounting change) for the six months ended June 30, 2003. During the six months ended June 30, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates.

Net income for Avista Utilities was $19.9 million for the six months ended June 30, 2004, compared to $19.0 million for the six months ended June 30, 2003. The increase for Avista Utilities was primarily due to an increase in gross margin and a slight decrease in interest expense, partially offset by an increase in other operating expenses (operations and maintenance, administrative and general, depreciation and amortization, and taxes other than income taxes).

Avista Advantage incurred a net loss of $0.4 million for the six months ended June 30, 2004 compared to a net loss of $1.0 million for the six months ended June 30, 2003. The decrease in the net loss was primarily due to an increase in operating revenues, partially offset by the settlement of an employment contract.

The Other business segment incurred a net loss of $1.8 million (excluding the cumulative effect of accounting change) for the six months ended June 30, 2004 compared to $3.2 million for the six months ended June 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D and certain other investments of Avista Ventures.

Total revenues decreased $6.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Avista Utilities’ revenues increased $23.8 million, or 5 percent, due to increases in both electric and natural gas revenues. The increase in natural gas revenues was primarily due to natural gas rate increases implemented during the fourth quarter of 2003 and partially due to increased therms sold as a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003. The increase in electric revenues reflects an increase in retail revenues and sales of fuel, partially offset by a decrease in wholesale revenues. Revenues from Energy Marketing and Resource Management decreased $26.3 million, or 15 percent, primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133 and a settlement with Enron affiliates during the six months ended June 30, 2003, partially offset by increased revenues on contracts that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities). Revenues from Avista Advantage increased 11 percent to $10.8 million primarily as a result of customer growth. Revenues from the Other business segment increased $0.9 million to $8.6 million primarily due to increased revenues from AM&D as well as revenues from entities consolidated under FIN 46 in 2004.

Total resource costs increased $3.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Resource costs for Avista Utilities increased $13.5 million primarily due to an increase in the expense for natural gas purchased. This increase was due to both an increase in prices and the volume purchased due to colder weather during the first quarter. Resource costs for Energy Marketing and Resource Management decreased $4.9 million primarily due to decreased resource costs for Avista Energy Canada, partially offset by increased resource costs under the Agency Agreement with Avista Utilities.

Intersegment eliminations, which decrease both operating revenues and resource costs, increased to $86.7 million for the six months ended June 30, 2004 from $81.2 million for the six months ended June 30, 2003, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $7.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Avista Advantage. The increase for Avista Utilities primarily reflects an increase in labor costs and expenses for Coyote Springs 2, which commenced operations in mid-2003.

Administrative and general expenses decreased $0.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to decreased expenses for Energy Marketing and Resource Management, partially offset by increased expenses from Avista Utilities, Avista Advantage and the Other business

AVISTA CORPORATION

segment. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expenses and professional fees. The increase for Avista Utilities primarily reflects an increase in employee related expenses. The increase for Avista Advantage was primarily due to the settlement of an employment contract.

Depreciation and amortization increased $0.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to utility plant additions at Avista Utilities and the resulting increase in depreciation expense as well as the consolidation of WP Funding LP under FIN 46 and the resulting inclusion of depreciation expense of the Rathdrum Power Plant. This was partially offset by a correction at Avista Utilities for overstated depreciation expense in prior periods recorded during the first quarter of 2004. Coyote Springs 2 was placed into service in mid-2003 and increased depreciation expense by $1.2 million.

Taxes other than income taxes increased $2.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increased retail revenues and related taxes for Avista Utilities.

Interest expense (including interest expense to affiliated trusts) increased $0.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to the consolidation of WP Funding LP as required by FIN 46 and the interest expense on $54.6 million of debt as well as the inclusion of $1.1 million of preferred stock dividends as interest expense for the six months ended June 30, 2004 in accordance with SFAS No. 150, partially offset by a decrease in interest expense other than preferred stock dividends due to the repurchase of higher cost debt. Preferred stock dividends of $1.1 million were classified as a separate line item in the Consolidated Statement of Income for the six months ended June 30, 2003. During 2003 and through August 2, 2004, the Company repurchased $83.3 million of long-term debt. Excluding the effects of FIN 46 and SFAS No. 150, the Company expects interest expense to decline in 2004 due to the effect of previous debt repurchases. The Company also expects interest expense to decline due to the April 2004 issuance of $61.9 million of Junior Subordinated Debt Securities to AVA Capital Trust III, a business trust. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, a business trust. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

Capitalized interest increased $0.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This was primarily due to increased construction activity at Avista Utilities and higher average construction work in progress balances.

Other income-net increased $2.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increased income in 2004 on certain investments in the Other business segment and gains on the disposition of assets in 2004 compared to losses in 2003.

Income taxes decreased $8.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to decreased income before income taxes. The effective tax rate was 39.9 percent for the six months ended June 30, 2004 compared to 43.4 percent for the six months ended June 30, 2003.

During the six months ended June 30, 2004, the Other business segment recorded as a cumulative effect of accounting change a charge of $0.5 million related to the implementation of FIN 46, which required Avista Ventures to consolidate several minor entities.

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

AVISTA CORPORATION

Avista Utilities

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Net income for Avista Utilities was $9.1 million for the three months ended June 30, 2004 compared to $10.7 million for the three months ended June 30, 2003. Avista Utilities’ income from operations was $35.7 million for the three months ended June 30, 2004 compared to $41.0 million for the three months ended June 30, 2003. This decrease was primarily due to an increase in operations and maintenance, administrative and general, and depreciation and amortization. Power supply costs exceeded the amount included in base electric rates in Washington under the ERM by $2.7 million during the second quarter of 2004 to reach the annual $9.0 million threshold, which also contributed to the decrease in net income and income from operations.

The following table presents Avista Utilities’ gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003
Operating revenues	$151,549	$157,523	$48,598	$49,099	$200,147	$206,622
Resource costs	54,101	59,428	29,938	30,949	84,039	90,377

Gross margin	$97,448	$98,095	$18,660	$18,150	$116,108	$116,245

Avista Utilities’ operating revenues decreased $6.5 million and resource costs decreased $6.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The gross margin on natural gas sales increased $0.5 million and the gross margin on electric sales decreased $0.6 million. The increase in the gross margin on natural gas sales was primarily due to the Oregon natural gas rate increase implemented in the fourth quarter of 2003, partially offset by decreased therm sales due to warmer weather in the second quarter of 2004. Primarily due to warmer weather during the three months ended June 30, 2004, total retail therm sales decreased by 15 percent. In the second quarter of 2004, power supply costs exceeded the amount included in base retail rates in Washington under the ERM by $2.7 million to the reach the annual $9.0 million threshold, which was expensed and not deferred for the opportunity for future recovery from customers. In 2003, the excess of power supply costs incurred over the amount included in base retail rates reached the $9.0 million threshold under the ERM during the first quarter.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003
Residential	$41,718	$43,916	659	704
Commercial	48,703	48,312	689	703
Industrial	23,128	17,358	527	382
Public street and highway lighting	1,202	1,194	6	6

Total retail	114,751	110,780	1,881	1,795
Wholesale	15,388	25,459	533	986
Sales of fuel	16,328	16,940	—	—
Other	5,082	4,344	—	—

Total	$151,549	$157,523	2,414	2,781

Retail electric revenues increased $4.0 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $5.3 million), partially offset by a decrease in revenue per MWh (decreased revenues $1.3 million). The increase in total MWh sales was due to an increase in industrial sales, partially offset by decreased residential and commercial sales. The increase in industrial sales was primarily due to the new Potlatch Corporation contract. The decrease in residential and commercial sales was primarily due to warmer weather as compared to the prior year, particularly during April and May. The decrease in revenue per MWh was primarily due to a slight change in revenue mix with a greater percentage of revenues from industrial sales.

Wholesale electric revenues decreased $10.1 million primarily due to the implementation of EITF Issue No. 03-11, which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately

AVISTA CORPORATION

$10.8 million for the second quarter of 2004 as compared to the second quarter of 2003. The remaining change in wholesale revenues reflects higher average sales prices offset by a decrease in wholesale sales volumes.

Sales of fuel decreased $0.6 million as a result of natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the gas-fired thermal generating units. The decrease in sales of fuel is consistent with a decrease in other fuel costs with the expiration of fuel contracts.

Other electric revenues increased $0.7 million primarily due to increased transmission revenues.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003
Residential	$28,758	$29,539	29,205	35,357
Commercial	14,901	15,088	17,630	20,829
Industrial	1,772	1,217	2,634	2,143

Total retail	45,431	45,844	49,469	58,329
Wholesale	18	—	35	—
Transportation	2,289	2,334	36,152	37,980
Other	860	921	420	257

Total	$48,598	$49,099	86,076	96,566

Natural gas revenues decreased $0.5 million for the three months ended June 30, 2004 from the three months ended June 30, 2003 primarily due to a decrease in retail sales volumes, partially offset by an increase in retail rates. The $0.4 million decrease in retail natural gas revenues was due to a decrease in volumes (decreased revenues $8.1 million), partially offset by an increase in retail rates (increased revenues $7.7 million). During the fourth quarter of 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. The decrease in total therms sold was a result of warmer weather during the second quarter of 2004 as compared to the second quarter of 2003 (particularly during April and May), partially offset by customer growth.

The following table presents Avista Utilities’ average number of electric and natural gas customers as well as heating degree days for the three months ended June 30:

	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003
Residential	286,977	282,406	267,333	260,158
Commercial	36,605	36,249	31,861	31,310
Industrial	1,411	1,415	310	309
Public street and highway lighting	419	417	—	—

Total retail	325,412	320,487	299,504	291,777
Wholesale	40	58	1	—
Transportation	—	—	89	85

Total customers	325,452	320,545	299,594	291,862

Heating degree days (1):
Spokane, Washington
Actual			900	1,049
30 year average (2)			1,044	1,044
Medford, Oregon
Actual			489	717
30 year average (2)			704	704

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

AVISTA CORPORATION

The following table presents Avista Utilities’ resource costs for the three months ended June 30 (dollars in thousands):

	2004	2003
Electric resource costs:
Power purchased	$24,767	$24,465
Power cost amortizations, net	1,674	3,513
Fuel for generation	4,569	3,493
Other fuel costs	20,680	26,072
Other regulatory amortizations, net	(1,911)	(1,607)
Other electric resource costs	4,322	3,492

Total electric resource costs	54,101	59,428

Natural gas resource costs:
Natural gas purchased	32,467	33,398
Natural gas cost deferrals, net	(2,586)	(2,503)
Other regulatory amortizations, net	57	54

Total natural gas resource costs	29,938	30,949

Total resource costs	$84,039	$90,377

Power purchased for the three months ended June 30, 2004 increased $0.3 million, or 1 percent, compared to the three months ended June 30, 2003, due to an increase in the price of power purchases (increased costs $3.3 million) and an increase in the volume of power purchases (increased costs $7.8 million), offset by the effects of EITF Issue No. 03-11 (decreased costs by $10.8 million).

Net amortization of deferred power costs was $1.7 million for the three months ended June 30, 2004 compared to $3.5 million for the three months ended June 30, 2003. During the three months ended June 30, 2004, Avista Utilities recovered (collected as revenue) $5.7 million of previously deferred power costs in Washington and $6.5 million in Idaho. During the three months ended June 30, 2004, Avista Utilities deferred $3.8 million of power costs in Washington and $4.9 million in Idaho.

Fuel for generation for the three months ended June 30, 2004 increased $1.1 million compared to the three months ended June 30, 2003 primarily due to an increase in fuel prices.

Other fuel costs for the three months ended June 30, 2004 decreased $5.4 million compared to the three months ended June 30, 2003. This natural gas was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the expiration of fuel contracts.

The expense for natural gas purchased for the three months ended June 30, 2004 decreased $0.9 million compared to the three months ended June 30, 2003 due to a decrease in total therms purchased (decreased costs $4.4 million) consistent with a decrease in natural gas sales, partially offset by an increase in the cost of natural gas (increased costs $3.5 million). During the three months ended June 30, 2004, Avista Utilities had $2.6 million of net deferrals of natural gas costs compared to $2.5 million for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net income for Avista Utilities was $19.9 million for the six months ended June 30, 2004 compared to $19.0 million for the six months ended June 30, 2003. Avista Utilities’ income from operations was $75.4 million for the six months ended June 30, 2004 compared to $77.9 million for the six months ended June 30, 2003. This decrease was primarily due to an increase in operations and maintenance, administrative and general, depreciation and amortization, and taxes other than income taxes, partially offset by an increase in gross margin.

The following table presents Avista Utilities’ gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003
Operating revenues	$323,515	$320,116	$166,636	$146,246	$490,151	$466,362
Resource costs	137,168	138,761	111,204	96,144	248,372	234,905

Gross margin	$186,347	$181,355	$55,432	$50,102	$241,779	$231,457

AVISTA CORPORATION

Avista Utilities’ operating revenues increased $23.8 million and resource costs increased $13.5 million, which resulted in an increase of $10.3 million in gross margin for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The gross margin on natural gas sales increased $5.3 million and the gross margin on electric sales increased $5.0 million. The increase in the gross margin on natural gas sales was primarily due to the Oregon natural gas rate increase implemented in the fourth quarter of 2003 and partially due to an increase in retail customer usage. Primarily due to colder weather during the first quarter of 2004 and partially due to customer growth, total retail therm sales increased by 1.5 percent. The increase in electric gross margin primarily reflects increased customer usage due to colder weather during the first quarter of 2004 and customer growth.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003
Residential	$104,450	$101,683	1,653	1,625
Commercial	98,412	97,154	1,405	1,396
Industrial	44,345	33,833	1,025	741
Public street and highway lighting	2,406	2,378	13	13

Total retail	249,613	235,048	4,096	3,775
Wholesale	25,502	41,466	753	1,410
Sales of fuel	39,357	35,487	—	—
Other	9,043	8,115	—	—

Total	$323,515	$320,116	4,849	5,185

Retail electric revenues increased $14.6 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $19.6 million), partially offset by a decrease in revenue per MWh (decreased revenues $5.0 million). The weather was colder than 2003 during the first quarter of 2004 which increased MWh sales. This was partially offset by a warmer second quarter of 2004 as compared to 2003. The increase in total MWhs sold and corresponding revenues was also due to the new Potlatch Corporation contract. The decrease in revenue per MWh was primarily due to a slight change in revenue mix with a greater percentage of revenues from industrial sales. The increase in industrial revenues was primarily due to the new Potlatch Corporation contract.

Wholesale electric revenues decreased $16.0 million primarily due to the implementation of EITF Issue No. 03-11, which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately $13.5 million for the first half of 2004 as compared to the first half of 2003. The remaining decrease in wholesale revenues reflects a decrease in wholesale sales volumes partially offset by higher average sales prices.

Sales of fuel increased $3.9 million as a result of natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the gas-fired thermal generating units.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003
Residential	$102,666	$89,253	113,239	111,367
Commercial	53,800	47,392	66,562	66,659
Industrial	4,083	3,013	6,113	5,168

Total retail	160,549	139,658	185,914	183,194
Wholesale	116	—	245	—
Transportation	4,288	4,727	77,368	81,077
Other	1,683	1,861	843	915

Total	$166,636	$146,246	264,370	265,186

Natural gas revenues increased $20.4 million for the six months ended June 30, 2004 from the six months ended June 30, 2003 primarily due to an increase in retail natural gas rates and sales volumes. The $20.9 million increase in retail natural gas revenues was due to an increase in retail rates (increased revenues $18.5 million) and an increase

AVISTA CORPORATION

in volumes (increased revenues $2.4 million). During the fourth quarter of 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. The increase in total therms sold was a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003, as well as customer growth. This was partially offset by warmer weather in the second quarter of 2004 as compared to the second quarter of 2003.

The following table presents Avista Utilities’ average number of electric and natural gas customers as well as heating degree days for the six months ended June 30:

	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003
Residential	287,259	282,407	267,490	260,042
Commercial	36,586	36,197	31,855	31,289
Industrial	1,412	1,412	310	308
Public street and highway lighting	422	414	—	—

Total retail	325,679	320,430	299,655	291,639
Wholesale	39	54	1	—
Transportation	—	—	83	88

Total customers	325,718	320,484	299,739	291,727

Heating degree days (1):
Spokane, Washington
Actual			3,703	3,633
30 year average (2)			3,919	3,919
Medford, Oregon
Actual			2,160	2,468
30 year average (2)			2,668	2,668

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the six months ended June 30 (dollars in thousands):

	2004	2003
Electric resource costs:
Power purchased	$66,954	$63,956
Power cost amortizations, net	12,081	11,198
Fuel for generation	11,527	8,320
Other fuel costs	44,995	52,817
Other regulatory amortizations, net	(4,643)	(4,395)
Other electric resource costs	6,254	6,865

Total electric resource costs	137,168	138,761

Natural gas resource costs:
Natural gas purchased	118,887	97,952
Natural gas cost deferrals, net	(7,798)	(1,917)
Other regulatory amortizations, net	115	109

Total natural gas resource costs	111,204	96,144

Total resource costs	$248,372	$234,905

Power purchased for the six months ended June 30, 2004 increased $3.0 million, or 5 percent, compared to the six months ended June 30, 2003, due to an increase in the price of power purchases (increased costs $7.6 million) and an increase in the volume of power purchases (increased costs $8.9 million), partially offset by the effects of EITF Issue No. 03-11 (decreased costs by $13.5 million).

Net amortization of deferred power costs was $12.1 million for the six months ended June 30, 2004 compared to $11.2 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, Avista Utilities recovered (collected as revenue) $13.4 million of previously deferred power costs in Washington and $14.6 million in Idaho. During the six months ended June 30, 2004, Avista Utilities deferred $3.8 million of power costs in Washington and $11.7 million in Idaho.

AVISTA CORPORATION

Fuel for generation for the six months ended June 30, 2004 increased $3.2 million compared to the six months ended June 30, 2003 primarily due to an increase in fuel prices and partially due to an increase in thermal generation.

Other fuel costs for the six months ended June 30, 2004 decreased $7.8 million compared to the six months ended June 30, 2003. This natural gas was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the expiration of fuel contracts.

The expense for natural gas purchased for the six months ended June 30, 2004 increased $20.9 million compared to the six months ended June 30, 2003 due to an increase in the cost of natural gas (increased costs $17.8 million) and an increase in total therms purchased (increased costs $3.1 million) consistent with an increase in natural gas sales. During the six months ended June 30, 2004, Avista Utilities had $7.8 million of net deferrals of natural gas costs compared to $1.9 million for the six months ended June 30, 2003.

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

Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts, which are not derivatives under SFAS No. 133 and derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues. Costs from contracts, which are not derivatives under SFAS No. 133 and derivative commodity instruments not held for trading, are reported on a gross basis in resource costs.

The following table presents Avista Energy’s net realized gains and net unrealized losses for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net realized gains	$17,206	$38,697	$20,554	$55,234
Net unrealized losses	(10,002)	(29,101)	(3,444)	(16,737)

Total gross margin (operating revenues less resource costs)	$7,204	$9,596	$17,110	$38,497

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Energy Marketing and Resource Management’s net income was $1.5 million for the three months ended June 30, 2004, compared to net income of $3.2 million for the three months ended June 30, 2003. Operating revenues decreased $7.1 million and resource costs decreased $4.7 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 resulting in a decrease in gross margin of $2.4 million.

Avista Energy’s gross margin (operating revenues less resource costs) was $7.2 million for the three months ended June 30, 2004 compared to $9.6 million for the three months ended June 30, 2003. The second quarter is historically a low earnings quarter due to the difficulty in recovering demand charges that Avista Energy pays for thermal generation. Because of the availability of low cost hydro generation, sales of energy from thermal generation are generally lower this time of year than during other time periods. Lower sales revenues from generation, as well as a decrease in optimization gross margin from thermal generation, were major factors in the decrease in gross margin for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

AVISTA CORPORATION

Net realized gains decreased to $17.2 million for the three months ended June 30, 2004 from $38.7 million for the three months ended June 30, 2003. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was due to a decrease in the gains on physical natural gas transactions, decreased gains on settled financial transactions and decreased gains on settled foreign currency transactions, partially offset by increased gains on physical electric transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $10.0 million for the three months ended June 30, 2004 compared to a net unrealized loss of $29.1 million for the three months ended June 30, 2003. The decrease in the net unrealized loss was primarily due to the settlement of contracts and the realization of previously unrealized gains during the three months ended June 30, 2003 as well as reduced volatility in the wholesale energy markets during the three months ended June 30, 2004.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Energy Marketing and Resource Management’s net income was $5.0 million for the six months ended June 30, 2004, compared to net income before the cumulative effect of accounting change of $16.2 million for the six months ended June 30, 2003. Operating revenues decreased $26.3 million and resource costs decreased $4.9 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 resulting in a decrease in gross margin of $21.4 million.

Avista Energy’s gross margin (operating revenues less resource costs) was $17.1 million for the six months ended June 30, 2004 compared to $38.5 million for the six months ended June 30, 2003. The decrease in gross margin was primarily due to the transition to SFAS No. 133 and the settlement with Enron affiliates in the first half of 2003. The transition to SFAS No. 133 resulted in certain contracts with net estimated unrecognized losses of $8.0 million for the six months ended June 30, 2003 not being accounted for at market value. These contracts that are not accounted for at market value were economically hedged by certain other contracts with net unrealized gains for the six months ended June 30, 2003 that are considered derivatives under SFAS No. 133, and as such were recorded at market value with a positive effect on gross margin. The positive effect of the transition to SFAS No. 133 is reversed in future periods as market values change or the contracts are settled and realized. During September 2003, Avista Energy implemented hedge accounting for certain transactions. This has partially mitigated the effects from the transition to SFAS No. 133 and reduced the volatility of reporting earnings on a prospective basis. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive effect of $8.4 million on gross margin for the six months ended June 30, 2003.

Net realized gains decreased to $20.6 million for the six months ended June 30, 2004 from $55.2 million for the six months ended June 30, 2003. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was due to a decrease in the gains on physical natural gas transactions, the settlement with Enron affiliates in the prior year, decreased gains on settled financial transactions and decreased gains on settled foreign currency transactions, partially offset by increased gains on physical electric transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $3.4 million for the six months ended June 30, 2004 compared to a net unrealized loss of $16.7 million for the six months ended June 30, 2003. The change in the net unrealized loss was primarily due to the transition to SFAS No. 133 described above. The decrease in the net unrealized loss was also due to the settlement of contracts and the realization of previously unrealized gains during the six months ended June 30, 2003 as well as reduced volatility in the wholesale energy markets during the six months ended June 30, 2004. During the six months ended June 30, 2004, the change in the total unrealized gain attributable to market prices and other market changes was $14.2 million, a decrease from $38.5 million for the six months ended June 30, 2003.

AVISTA CORPORATION

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the six months ended June 30, 2004 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)
Fair value of contracts as of December 31, 2003	$63,573	$10,089	$73,662
Less contracts settled during 2004 (1)	(33,760)	13,206	(20,554)
Fair value of new contracts when entered into during 2004 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	1,102	—	1,102
Change in fair value attributable to market prices and other market changes	26,691	(12,513)	14,178

Fair value of contracts as of June 30, 2004	$57,606	$10,782	$68,388

(1)	Contracts settled during the six months ended June 30, 2004 include those contracts that were open in 2003 but settled during the six months ended June 30, 2004 as well as new contracts entered into and settled during the six months ended June 30, 2004. Amount represents realized gains associated with these settled transactions.

(2)	Avista Energy has not entered into any origination transactions during the six months ended June 30, 2004 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the six months ended June 30, 2004, Avista Energy refined its methodology used to discount forward settled natural gas and electricity contracts in order to reflect interest rate risk during varying settlement periods.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of June 30, 2004 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$19,102	$29,372	$—	$—	$48,474
Fair value based on valuation models (2)	(1,620)	5,851	9,785	(4,884)	9,132

Total electric assets (liabilities), net	$17,482	$35,223	$9,785	$(4,884)	$57,606

Natural gas assets (liabilities), net
Prices from other external sources (1)	$3,082	$5,931	$—	$—	$9,013
Fair value based on valuation models (3)	282	(55)	1,335	207	1,769

Total natural gas assets (liabilities), net	$3,364	$5,876	$1,335	$207	$10,782

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For electric assets and liabilities, these market quotes are generally available through two years. For natural gas assets and liabilities, these market quotes are generally available through three years.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

AVISTA CORPORATION

Avista Advantage

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Avista Advantage had a net loss of $0.4 million for the three months ended June 30, 2004 compared to a net loss of $0.3 million for the three months ended June 30, 2003. Operating revenues for Avista Advantage increased $0.5 million and operating expenses increased $0.6 million, as compared to the three months ended June 30, 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had an 8 percent increase in the number of billed sites as of June 30, 2004 as compared to June 30, 2003. The increase in operating expenses reflects the settlement of an employment contract, partially offset by improved efficiencies and a focus on reducing operating expenses.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Avista Advantage had a net loss of $0.4 million for the six months ended June 30, 2004 compared to a net loss of $1.0 million for the six months ended June 30, 2003. Operating revenues for Avista Advantage increased $1.1 million and operating expenses increased $0.1 million, as compared to the six months ended June 30, 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. The increase in operating expenses reflects the settlement of an employment contract, partially offset by improved efficiencies and a focus on reducing operating expenses.

Other

The Other business segment includes Avista Ventures (including AM&D), Pentzer, Avista Development and certain other operations of Avista Capital.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

The net loss from this business segment was $0.1 million for the three months ended June 30, 2004, compared to $0.9 million for the three months ended June 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D and from certain investments of Avista Ventures, as well as the gain on sale of assets. Operating revenues from this business segment increased $1.1 million and operating expenses increased $0.4 million, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The loss from AM&D decreased to $0.1 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

The net loss from this business segment was $1.8 million (excluding the cumulative effect of accounting change) for the six months ended June 30, 2004, compared to $3.2 million for the six months ended June 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D as well as certain other investments of Avista Ventures. Operating revenues from this business segment increased $0.9 million and operating expenses increased $0.6 million, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The loss from AM&D decreased to $0.3 million for the six months ended June 30, 2004 from $1.2 million for the six months ended June 30, 2003.

Discontinued Operations

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As such, these operations are reported as a discontinued operation. As of June 30, 2004, Avista Corp., through Avista Labs, had an ownership interest of approximately 17.5 percent in ReliOn, Inc., with the opportunity but no further obligation to fund or invest in this business. The losses from discontinued operations for the three and six months ended June 30, 2004 represent both operating and impairment losses for Avista Labs.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $71.2 million for the six months ended June 30, 2004 compared to $125.9 million for the six months ended June 30, 2003. The primary reason for the decrease in net cash provided by continuing operating activities was net cash used in working capital components. Net cash used in working capital components was $17.3 million for the six months ended June 30, 2004, compared to net cash provided of $39.6 million for the six months ended June 30, 2003. The net cash used for the six months ended June 30, 2004 primarily reflects a net increase in restricted cash, a net decrease in deposits from counterparties (representing the return of collateral funds), a net decrease in accounts payable (representing cash paid to vendors) and a net decrease in the balance outstanding under the Company’s revolving accounts receivable financing facility. This was partially offset by a net decrease in accounts receivable (representing cash received from customers). The net cash provided for the six months ended June 30, 2003 reflects a net decrease in accounts receivable and other current assets (primarily a decrease in deposits with counterparties at Avista Energy), and a net increase in deposits from counterparties and other current liabilities, partially offset by a net decrease in accounts payable and a reduction in the amount sold under the revolving accounts receivable financing facility. Significant changes in non-cash items include a $13.3 million change in energy commodity assets and liabilities, representing the change from an unrealized loss of $16.7 million on energy trading activities for Avista Energy for the six months ended June 30, 2003 to an unrealized loss of $3.4 million for the six months ended June 30, 2004. This decrease reflects a decrease in realized gains and cash receipts on settled transactions at Avista Energy. The net sales of securities held for trading of $10.6 million (sales of $25.9 million and purchases of $15.3 million) represents the investment of cash held at Avista Energy in short-term instruments.

Continuing Investing Activities Net cash used in continuing investing activities was $44.7 million for the six months ended June 30, 2004, an increase compared to $41.6 million for the six months ended June 30, 2003. The increase was primarily due to an increase in utility property capital expenditures, partially offset by net cash provided from other property and investments and an increase in repayments received on notes receivable.

Continuing Financing Activities Net cash used in continuing financing activities was $21.0 million for the six months ended June 30, 2004 compared to $45.3 million for the six months ended June 30, 2003. This decrease was primarily due to a reduction in redemptions and maturities of long-term debt. During the six months ended June 30, 2004, short-term borrowings increased $12.0 million, which primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. During the six months ended June 30, 2004, the Company repurchased $16.2 million of long-term debt scheduled to mature in future years at a total premium of $3.0 million.

During the six months ended June 30, 2003, short-term borrowings increased $5.5 million, the Company repurchased $27.2 million of long-term debt scheduled to mature in future years, and $10.6 million of long-term debt matured. The increase in short-term borrowings primarily reflected an increase in the amount outstanding under Avista Corp.’s line of credit. The overall decrease in borrowings during the six months ended June 30, 2003 reflected positive cash flows from operations.

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

Since 2002, the Company’s overall liquidity has improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 is allowing the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent. In 2003, the Company received a general rate increase of $6.3 million in Oregon. Additionally, the

AVISTA CORPORATION

Company has a PCA surcharge of 19.4 percent in place in Idaho and has filed for general rate increases for both electric and natural gas customers in Idaho. See further details in the section “Avista Utilities — Regulatory Matters.”

The Company designs operating budgets to control operating costs and capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to fund high power and natural gas costs in addition to these continuing requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow, since 2002 through August 2, 2004, the Company has repurchased $286.9 million of long-term debt.

If Avista Utilities’ power and natural gas costs were to significantly exceed the levels currently recovered from retail customers, its cash flows would be negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Current FERC imposed price caps limit wholesale market prices to $250 per MWh. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Forecasts as of July 2004 indicate that hydroelectric generation will be approximately 88 percent of normal in 2004. This will result in increased cash requirements to purchase power to serve Avista Utilities’ loads. However, Avista Utilities believes that it has adequate liquidity through cash flows generated from operations and funds available under its committed line of credit to meet increased cash requirements for purchased power due to below normal hydroelectric conditions.

On May 6, 2004, the Company’s committed line of credit was amended to increase the amount from $245.0 million to $350.0 million and increase the amount available for the issuance of letters of credit from $75.0 million to $125.0 million. The increase in the committed line of credit provides enhanced financial flexibility, including available credit for the seasonal requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities.

In July 2004, Avista Corp. and Mirant Oregon completed a non-binding letter of intent to negotiate Avista Corp.’s acquisition of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2. The potential acquisition of 50 percent of Coyote Springs 2 was not included in 2004 estimated capital expenditures of $100 million to $120 million.

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The agreed upon cash purchase price for the properties is to be $15 million, subject to closing adjustments. The agreement is subject to customary closing conditions, and regulatory review and approval, including approval by the CPUC. The Company expects the sale to be completed in early 2005.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003
		Percent		Percent
	Amount	of total	Amount	of total
Current portion of long-term debt	$37,828	1.9%	$29,711	1.5%
Short-term borrowings	92,516	4.8	80,525	4.2
Long-term debt to affiliated trusts	113,403	5.8	113,403	5.9
Long-term debt	908,914	46.7	925,012	47.9

Total debt	1,152,661	59.2	1,148,651	59.5
Preferred stock-cumulative (including current portion)	31,500	1.6	31,500	1.6

Total liabilities	1,184,161	60.8	1,180,151	61.1
Common equity	762,261	39.2	751,252	38.9

Total	$1,946,422	100.0%	$1,931,403	100.0%

The Company’s total debt increased from December 31, 2003 to June 30, 2004 due to an increase in short-term borrowings and the adoption of FIN 46 (see Note 2 of the Notes to Consolidated Financial Statements), which increased long-term debt due to the consolidation of several minor entities, partially offset by the repurchase of long-term debt. The Company needs to finance capital expenditures and obtain additional working capital from time to

AVISTA CORPORATION

time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s consolidated common equity increased $11.0 million during the six months ended June 30, 2004 primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan, partially offset by dividends and other comprehensive loss.

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

On May 6, 2004, the Company amended its committed line of credit with various banks to increase the available amount to $350.0 million from $245.0 million and extend the expiration date to May 5, 2005. The increase in the committed line of credit provides enhanced financial flexibility, including available credit for the seasonal requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. The Company can request the issuance of up to $125.0 million in letters of credit under the committed line of credit. As of June 30, 2004 and December 31, 2003, the Company had $92.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of June 30, 2004 and December 31, 2003, there were $9.9 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2004, the Company was in compliance with this covenant with a ratio of 59.2 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2004 to be greater than 1.6 to 1. As of June 30, 2004, the Company was in compliance with this covenant with a ratio of 2.24 to 1.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2004, Avista Corp. and its significant subsidiaries were in compliance with the covenants of all of their financing agreements.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds that may be issued based on, among other things, a 70 percent debt-to-collateral ratio, and/or retired First Mortgage Bonds, and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of June 30, 2004, the Company could issue $93.1 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

AVISTA CORPORATION

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statements filed by the Company.

In July and August 2004, Avista Corp. entered into two forward-starting interest rate swap agreements, totaling $150 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. One of these interest rate swap agreements relates to the anticipated issuance of debt to fund maturing debt in 2007. Under the terms of this interest rate swap, Avista Corp. would pay a fixed rate and receive a variable rate based on LIBOR for a term of seven years beginning in 2007. The second interest rate swap agreements relates to the anticipated issuance of debt to fund maturing debt in 2008 whereby Avista Corp. would pay a fixed rate and receive a variable rate based on LIBOR for a term of ten years beginning in 2008. However, the contracts further provide for mandatory cash settlement of these contracts in 2008 and 2009, respectively. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133.

Inter-Company Debt

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and borrowings from, its subsidiaries. As of June 30, 2004, Avista Corp. held short-term notes receivable from Avista Capital in the principal amount of $40.1 million.

In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

Pension Plan

As of June 30, 2004, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company made $12 million in cash contributions to the pension plan in 2003 and expects to make $15 million in cash contributions during 2004 ($7.5 million was contributed during the six months ended June 30, 2004). The Company’s goal is to have the pension plan’s accumulated benefit obligation fully funded by the end of 2006.

Credit Ratings

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. The downgrade was due to liquidity concerns primarily related to the significant amount of purchased power and natural gas costs incurred and the resulting increase in debt levels and debt service costs. The following table summarizes the Company’s credit ratings as of August 2, 2004:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II*
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III*
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Stable	Stable

*	Only assets are subordinated debentures of Avista Corporation.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of June 30, 2004 and December 31, 2003, $49.0 million and $72.0 million, respectively, in accounts receivables were sold under this revolving agreement. This agreement provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs.

Avista Utilities Operations

Avista Utilities held cash deposits from other parties in the amount of $32.4 million as of June 30, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

In July 2004, Avista Corp. and Mirant Oregon completed a non-binding letter of intent to negotiate Avista Corp.’s acquisition of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2. The potential acquisition of 50 percent of Coyote Springs 2 was not included in 2004 estimated capital expenditures of $100 million to $120 million. See “Note 14 of the Notes to Consolidated Financial Statements” for further information.

As of June 30, 2004, Avista Utilities had $36.7 million in cash and temporary investments, including the $32.4 million of cash deposits from other parties.

See “Notes 4, 8, 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of June 30, 2004. Letters of credit in the aggregate amount of $74.7 million were outstanding as of June 30, 2004. The cash deposits of Avista Energy at the respective banks collateralize $40.7 million of these letters of credit, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2004.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $20.3 million as of June 30, 2004. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $396.2 million as of June 30, 2004.

AVISTA CORPORATION

As part of its on-going cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the six months ended June 30, 2004, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $40.1 million including accrued interest. As of June 30, 2004, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $39.6 million as of June 30, 2004, which is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $52.4 million as of June 30, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of June 30, 2004, Avista Energy had $135.5 million in cash, including $42.3 million of restricted cash and $52.4 million of cash deposits from other parties. In addition, Avista Energy had $8.3 million of short-term investments held for trading as of June 30, 2004. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the six months ended June 30, 2004, Avista Energy did not pay any dividends to Avista Capital.

Contractual Obligations

During the six months ended June 30, 2004, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2003 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities increased from $80.0 million as of December 31, 2003 to $92.0 million as of June 30, 2004.

The amount outstanding under Avista Utilities’ revolving accounts receivable sales financing facility decreased from $72.0 million as of December 31, 2003 to $49.0 million as of June 30, 2004. In April 2004, the revolving amount available for sale was reduced from $100.0 million to $85.0 million.

During the period from January 1, 2004 through August 2, 2004, the Company repurchased $30.8 million of long-term debt scheduled to mature in future years.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of June 30, 2004 (dollars in millions):

Year ended June 30,	2005	2006	2007	2008	2009	Thereafter
Energy purchase contracts	$840	$332	$214	$181	$185	$579

Avista Energy also has sales commitments related to these contractual obligations in future periods.

As of June 30, 2004, Avista Corp. did not have any commitments outstanding with equity triggers. Avista Corp. does not expect any material impact from rating triggers; although there are certain rating triggers for Avista Corp. primarily related to changes in pricing under certain financing agreements. A reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement.

Business Risk

The Company’s operations are exposed to risks including, but not limited to, the price and supply of purchased power, fuel and natural gas, regulatory allowance of the recovery of power and natural gas costs, operating costs and capital investments, streamflow and weather conditions, the effects of changes in legislative and governmental regulations, changes in regulatory requirements, availability of generation facilities, competition, technology and availability of

AVISTA CORPORATION

funding. Also, like other utilities, the Company’s facilities and operations may be exposed to terrorism risks or other malicious acts. See further reference to risks and uncertainties under “Forward-Looking Statements.”

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

Hydroelectric generation was 89 percent of normal in 2003. Forecasts as of July 2004 indicate that hydroelectric generation will be approximately 88 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities — Regulatory Matters.”

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

In addition to its asset management activities, Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks including commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities, which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. As of June 30, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California are fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations. The FERC denied the request of certain parties for retroactive refunds for spot market sales in the Pacific Northwest during the period from December 25, 2000 to June 20, 2001. See “Power Market Issues” for further information with respect to the refund proceedings.

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

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. See the 2003 Form 10-K for further discussion of the VAR model. Avista Energy’s estimated potential one-day unfavorable impact

AVISTA CORPORATION

on gross margin as measured by VAR was $0.7 million as of June 30, 2004 and December 31, 2003. The average daily VAR for the six months ended June 30, 2004 was $0.6 million. The high daily VAR was $0.8 million and the low daily VAR was $0.4 million during the six months ended June 30, 2004. Avista Energy was in compliance with its one-day VAR limits during the six months ended June 30, 2004. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Other quantitative risk measurement disclosures have not changed materially from the 2003 Form 10-K.

Environmental Issues and Other Contingencies

See “Note 12 of the Notes to Consolidated Financial Statements.”

Dividends

The Board of Directors considers the level of dividends on the Company’s common stock on a regular basis, taking into account numerous factors including, without limitation, the Company’s results of operations, cash flows and financial condition, as well as the success of the Company’s strategies and general economic and competitive conditions. The Company’s net income available for dividends is derived primarily from the operations of Avista Utilities and Avista Energy. On May 13, 2004, Avista Corp.’s board of directors declared a quarterly dividend of $0.13 per share on the Company’s common stock, an increase of one-half cent from the previous quarterly dividend of $0.125 per share.

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the six months ended June 30, 2004, Avista Energy did not pay any dividends to Avista Capital.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act rules 13a-15(d) and 15d-15(d) that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of Avista Corp. was held on May 13, 2004. The election of five directors with expiring terms, the ratification of the appointment of the firm of Deloitte & Touche LLP as independent auditors of the Company for 2004, and the reapproval of the material terms of performance goals under the Company’s Long-Term Incentive Plan were the only matters voted upon at the meeting. There were 48,357,871 shares of common stock issued and outstanding as of March 12, 2004, the proxy record date, with 42,793,705 shares represented at said meeting. The results of the voting are shown below:

		Against or	Term
Issue	For	Withheld	Expires
Election of Directors:
Erik J. Anderson	42,175,550	618,155	2007
Kristianne Blake	41,652,853	1,140,852	2007
David A. Clack	41,178,880	1,614,825	2006
Jack W. Gustavel	42,226,485	567,220	2007
Michael L. Noël	41,670,045	1,123,660	2007
Appointment of Deloitte & Touche, LLP	41,700,053	1,093,652
Reapproval of Long-Term Incentive Plan	39,727,584	3,066,121

The terms of directors Roy L. Eiguren, Gary G. Ely, John F. Kelly, Jessie J. Knight, Jr., Lura J. Powell and R. John Taylor continued.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibits Filed:

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

31(a)	Certification of Chief Executive Officer

31(b)	Certification of Chief Financial Officer

Exhibits Furnished:

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Filed under items 5 and 7, dated April 14, 2004, with respect to the FERC order approving the Agreement in Resolution reached by Avista Corp. d/b/a Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001.

Furnished under items 7 and 12, dated April 28, 2004, with respect to 2004 first quarter earnings.

Filed under item 5, dated May 10, 2004, with respect to developments in the Montana Public School Trust Fund lawsuit, the dismissal of the Port of Seattle complaint and an increase in Avista Corp.’s quarterly dividend.

AVISTA CORPORATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 6, 2004	/s/ Malyn K. Malquist

Malyn K. Malquist
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Accounting and
Financial Officer)