Form 10-Q
period 2004-09-30
AVISTA CORP
filed 2004-11-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   [X]    No   [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes   [X]    No   [_]

As of November 1, 2004, 48,440,910 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation
For the Three Months Ended September 30
Dollars in thousands, except per share amounts
	2004	2003

OPERATING REVENUES	$241,552	$238,750

OPERATING EXPENSES:
Resource costs	133,312	122,591
Operations and maintenance	42,588	31,722
Administrative and general	26,479	22,780
Depreciation and amortization	20,458	20,114
Taxes other than income taxes	14,170	13,424
Total operating expenses	237,007	210,631

INCOME FROM OPERATIONS	4,545	28,119

OTHER INCOME (EXPENSE):
Interest expense	(21,481)	(22,934)
Interest expense to affiliated trusts	(1,314)	—
Capitalized interest	417	318
Net interest expense	(22,378)	(22,616)
Other income - net	2,356	2,173
Total other income (expense)-net	(20,022)	(20,443)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(15,477)	7,676

INCOME TAXES	(5,695)	3,290

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,782)	4,386

DISCONTINUED OPERATIONS (Note 3):
Loss before income tax benefit	—	(101)
Income tax benefit	—	35

LOSS FROM DISCONTINUED OPERATIONS	—	(66)

NET INCOME (LOSS)	$(9,782)	$4,320

Weighted-average common shares outstanding (thousands), Basic	48,416	48,281

Weighted-average common shares outstanding (thousands), Diluted	48,416	48,691

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED (Note 12):
Earnings (loss) per common share from continuing operations	$(0.20)	$0.09
Loss per common share from discontinued operations	—	—
Total earnings (loss) per common share, basic and diluted	$(0.20)	$0.09

Dividends paid per common share	$0.130	$0.125

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands, except per share amounts
	2004	2003

OPERATING REVENUES	$811,172	$814,377

OPERATING EXPENSES:
Resource costs	424,677	410,816
Operations and maintenance	117,003	98,504
Administrative and general	76,745	73,327
Depreciation and amortization	58,770	57,960
Taxes other than income taxes	49,638	46,552
Total operating expenses	726,833	687,159

INCOME FROM OPERATIONS	84,339	127,218

OTHER INCOME (EXPENSE):
Interest expense	(65,584)	(69,605)
Interest expense to affiliated trusts	(4,399)	—
Capitalized interest	1,393	677
Net interest expense	(68,590)	(68,928)
Other income - net	6,728	4,387
Total other income (expense)-net	(61,862)	(64,541)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	22,477	62,677

INCOME TAXES	9,443	27,136

INCOME FROM CONTINUING OPERATIONS	13,034	35,541

DISCONTINUED OPERATIONS (Note 3):
Loss before asset impairment charges and income tax benefit	—	(4,000)
Asset impairment charges	—	(3,905)
Income tax benefit	—	2,975

LOSS FROM DISCONTINUED OPERATIONS	—	(4,930)

NET INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	13,034	30,611

CUMULATIVE EFFECT OF ACCOUNTING CHANGES (net of taxes)	(460)	(1,190)

NET INCOME	12,574	29,421

DEDUCT-Preferred stock dividend requirements	—	1,125

INCOME AVAILABLE FOR COMMON STOCK	$12,574	$28,296

Weighted-average common shares outstanding (thousands), Basic	48,384	48,202

Weighted-average common shares outstanding (thousands), Diluted	48,899	48,514

EARNINGS PER COMMON SHARE, BASIC (Note 12):
Earnings per common share from continuing operations	$0.27	$0.72
Loss per common share from discontinued operations	—	(0.10)

Earnings per common share before cumulative effect of accounting change	0.27	0.62
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)
Total earnings per common share, basic	$0.26	$0.59

EARNINGS PER COMMON SHARE, DILUTED (Note 12):
Earnings per common share from continuing operations	$0.27	$0.71
Loss per common share from discontinued operations	—	(0.10)

Earnings per common share before cumulative effect of accounting change	0.27	0.61
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)
Total earnings per common share, diluted	$0.26	$0.58

Dividends paid per common share	$0.385	$0.365

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Avista Corporation
Dollars in thousands

For the Three Months Ended September 30
	2004	2003

NET INCOME (LOSS)	$(9,782)	$4,320

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	362	25

Unrealized losses on interest rate swap agreements - net of taxes of $(1,563) and $(49), respectively	(2,902)	(91)

Unrealized gains (losses) on derivative commodity instruments - net of taxes of $517 and $(98), respectively	961	(182)

Reclassification adjustment for realized losses on derivative commodity instruments included in net income - net of taxes of $(81)	(150)	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,729)	(248)

COMPREHENSIVE INCOME (LOSS)	$(11,511)	$4,072

For the Nine Months Ended September 30
	2004	2003

NET INCOME	$12,574	$29,421

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	165	693

Unrealized losses on interest rate swap agreements - net of taxes of $(1,481) and $(56), respectively	(2,750)	(104)

Unfunded accumulated benefit obligation - net of taxes of $6	—	12

Unrealized losses on derivative commodity instruments - net of taxes of $(162) and $(98), respectively	(300)	(182)

Reclassification adjustment for realized losses on derivative commodity instruments included in net income - net of taxes of $(43)	(79)	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,964)	419

COMPREHENSIVE INCOME	$9,610	$29,840

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation
Dollars in thousands

	September 30,	December 31,
	2004	2003

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$106,546	$128,126
Restricted cash	25,848	16,472
Securities held for trading	—	18,903
Accounts and notes receivable-less allowances of $46,295 and $46,382, respectively	227,969	318,848
Energy commodity assets	303,597	253,676
Materials and supplies, fuel stock and natural gas stored	30,735	22,428
Prepayments and other current assets	62,501	79,472
Assets held for sale	13,255	—
Deferred income taxes	16,678	11,455
Total current assets	787,129	849,380

NET UTILITY PROPERTY:
Utility plant in service	2,671,141	2,606,012
Construction work in progress	49,816	49,615
Total	2,720,957	2,655,627
Less: Accumulated depreciation and amortization	776,529	741,626
Total net utility property	1,944,428	1,914,001

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	36,546	38,383
Non-utility properties and investments-net	80,326	89,133
Non-current energy commodity assets	250,095	242,359
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	14,184	17,958
Total other property and investments	394,554	401,236

DEFERRED CHARGES:
Regulatory asset for deferred income tax	123,862	131,763
Other regulatory assets	39,976	44,381
Utility energy commodity derivative assets	76,213	39,500
Power and natural gas deferrals	158,885	171,342
Unamortized debt expense	53,025	48,825
Other deferred charges	26,265	30,431
Total deferred charges	478,226	466,242

TOTAL ASSETS	$3,604,337	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)
Avista Corporation
Dollars in thousands

	September 30,	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$231,812	$298,285
Energy commodity liabilities	284,638	229,642
Deposits from counterparties	7,892	97,811
Current portion of long-term debt	10,821	29,711
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	170,513	80,525
Interest accrued	23,023	18,504
Other current liabilities	74,817	82,125
Total current liabilities	805,266	838,353

LONG-TERM DEBT	886,724	925,012

LONG-TERM DEBT TO AFFILIATED TRUSTS	113,403	113,403

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 280,000 and 297,500 shares outstanding, respectively ($100 stated value per share)	28,000	29,750

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	202,549	192,731
Regulatory liability for utility plant retirement costs	173,159	167,061
Utility energy commodity derivative liabilities	33,354	36,057
Deferred income taxes	491,634	492,799
Other non-current liabilities and deferred credits	124,795	84,441
Total other non-current liabilities and deferred credits	1,025,491	973,089

TOTAL LIABILITIES	2,858,884	2,879,607

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)

STOCKHOLDERS' EQUITY:

Common stock, no par value; 200,000,000 shares authorized; 48,439,664 and 48,344,009 shares outstanding, respectively	628,550	626,788
Note receivable from employee stock ownership plan	(991)	(2,424)
Capital stock expense and other paid in capital	(10,729)	(10,950)
Accumulated other comprehensive loss	(11,004)	(8,040)
Retained earnings	139,627	145,878
TOTAL STOCKHOLDERS' EQUITY	745,453	751,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,604,337	$3,630,859

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
	2004	2003
CONTINUING OPERATING ACTIVITIES:
Net income	$12,574	$29,421
Loss from discontinued operations	—	4,930
Cumulative effect of accounting change	460	1,190
Purchases of securities held for trading	(15,260)	(18,884)
Sales of securities held for trading	34,192	—
Non-cash items included in net income:
Depreciation and amortization	58,770	57,960
Write-offs and impairments of assets	19,807	—
Provision for deferred income taxes	3,160	(8,886)
Power and natural gas cost amortizations (deferrals), net	1,369	(1,343)
Amortization of debt expense	6,183	5,965
Energy commodity assets and liabilities	6,574	10,998
Other	(150)	(5,868)
Changes in working capital components:
Restricted cash	(9,376)	(20,703)
Sale of customer accounts receivable under revolving agreement-net	(33,000)	(25,000)
Accounts and notes receivable	123,966	84,300
Materials and supplies, fuel stock and natural gas stored	(8,307)	(4,498)
Other current assets	16,971	(10,517)
Accounts payable	(66,473)	(57,998)
Deposits from counterparties	(89,919)	16,240
Other current liabilities	(2,789)	23,801
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	58,752	81,108

CONTINUING INVESTING ACTIVITIES:
Utility property construction expenditures (excluding AFUDC)	(77,335)	(64,617)
Other capital expenditures	(1,914)	(2,686)
Changes in other property and investments	1,808	(2,704)
Repayments received on notes receivable	1,036	1,178
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(76,405)	(68,829)

CONTINUING FINANCING ACTIVITIES:
Increase in short-term borrowings	89,988	55,530
Proceeds from issuance of long-term debt	—	44,795
Redemption and maturity of long-term debt	(66,453)	(109,582)
Proceeds from issuance of long-term debt to affiliated trusts	61,856	—
Redemption of long-term debt to affiliated trusts	(61,856)	—
Redemption of preferred stock	(1,750)	(1,575)
Issuance of common stock	4,593	4,577
Repurchase of common stock under equity compensation plans	(1,493)	(36)
Cash dividends paid	(18,615)	(18,749)
Cash received in interest rate swap agreement	125	—
Premiums paid for the redemption of long-term debt	(6,710)	(1,709)
Long-term debt and short-term borrowing issuance costs	(3,612)	(2,113)
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(3,927)	(28,862)

NET CASH USED IN CONTINUING OPERATIONS	(21,580)	(16,583)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(3,205)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,580)	(19,788)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,126	173,286
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,546	$153,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$58,362	$60,532
Income taxes	11,677	11,476
Non-cash financing and investing activities:
Property and equipment purchased under capital leases	1,365	5,312
Unrealized loss on interest rate swap agreements	(4,231)	(160)

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Three Months Ended September 30
Dollars in thousands
	2004	2003
OPERATING REVENUES:
Avista Utilities	$198,592	$190,988
Energy Marketing and Resource Management	55,773	59,411
Avista Advantage	6,021	5,002
Other	4,066	2,959
Intersegment eliminations	(22,900)	(19,610)
Total operating revenues	$241,552	$238,750

RESOURCE COSTS:
Avista Utilities	$108,056	$95,564
Energy Marketing and Resource Management	48,156	46,637
Intersegment eliminations	(22,900)	(19,610)
Total resource costs	$133,312	$122,591

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$90,536	$95,424
Energy Marketing and Resource Management	7,617	12,774
Total gross margins (operating revenues less resource costs)	$98,153	$108,198

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$30,805	$25,476
Energy Marketing and Resource Management	5,067	—
Avista Advantage	2,835	2,841
Other	3,881	3,405
Total operations and maintenance expenses	$42,588	$31,722

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$18,258	$15,728
Energy Marketing and Resource Management	4,860	5,248
Avista Advantage	1,912	1,678
Other	1,449	126
Total administrative and general expenses	$26,479	$22,780

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$19,102	$18,572
Energy Marketing and Resource Management	320	358
Avista Advantage	451	685
Other	585	499
Total depreciation and amortization expenses	$20,458	$20,114

INCOME FROM OPERATIONS:
Avista Utilities	$8,446	$22,503
Energy Marketing and Resource Management	(2,874)	6,898
Avista Advantage	823	(202)
Other	(1,850)	(1,080)
Total income from operations	$4,545	$28,119

INCOME (LOSS) FROM CONTINUING OPERATIONS:
Avista Utilities	$(7,332)	$907
Energy Marketing and Resource Management	(1,241)	4,844
Avista Advantage	391	(265)
Other	(1,600)	(1,100)
Total income from continuing operations	$(9,782)	$4,386

ASSETS (2003 amounts as of December 31):
Avista Utilities	$2,562,424	$2,532,936
Energy Marketing and Resource Management	956,820	1,013,213
Avista Advantage	37,138	36,405
Other	47,955	48,305
Total assets	$3,604,337	$3,630,859

CAPITAL EXPENDITURES:
Avista Utilities	$30,807	$27,812
Energy Marketing and Resource Management	346	524
Avista Advantage	208	79
Other	156	79
Total capital expenditures	$31,517	$28,494

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
	2004	2003
OPERATING REVENUES:
Avista Utilities	$688,743	$657,350
Energy Marketing and Resource Management	202,559	232,456
Avista Advantage	16,808	14,736
Other	12,645	10,674
Intersegment eliminations	(109,583)	(100,839)
Total operating revenues	$811,172	$814,377

RESOURCE COSTS:
Avista Utilities	$356,429	$330,470
Energy Marketing and Resource Management	177,831	181,185
Intersegment eliminations	(109,583)	(100,839)
Total resource costs	$424,677	$410,816

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$332,314	$326,880
Energy Marketing and Resource Management	24,728	51,271
Total gross margins (operating revenues less resource costs)	$357,042	$378,151

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$92,218	$78,759
Energy Marketing and Resource Management	5,067	—
Avista Advantage	8,369	9,038
Other	11,349	10,707
Total operations and maintenance expenses	$117,003	$98,504

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$52,981	$48,883
Energy Marketing and Resource Management	14,326	17,879
Avista Advantage	6,371	4,927
Other	3,067	1,638
Total administrative and general expenses	$76,745	$73,327

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$54,517	$53,406
Energy Marketing and Resource Management	1,008	978
Avista Advantage	1,418	2,074
Other	1,827	1,502
Total depreciation and amortization expenses	$58,770	$57,960

INCOME FROM OPERATIONS:
Avista Utilities	$83,800	$100,402
Energy Marketing and Resource Management	3,624	31,319
Avista Advantage	650	(1,303)
Other	(3,735)	(3,200)
Total income from operations	$84,339	$127,218

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$12,576	$19,944
Energy Marketing and Resource Management	3,793	21,089
Avista Advantage	24	(1,230)
Other	(3,359)	(4,262)
Total income from continuing operations	$13,034	$35,541

ASSETS (2003 amounts as of December 31):
Avista Utilities	$2,562,424	$2,532,936
Energy Marketing and Resource Management	956,820	1,013,213
Avista Advantage	37,138	36,405
Other	47,955	48,305
Total assets	$3,604,337	$3,630,859

CAPITAL EXPENDITURES:
Avista Utilities	$77,335	$64,617
Energy Marketing and Resource Management	913	1,621
Avista Advantage	387	265
Other	614	800
Total capital expenditures	$79,249	$67,303

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2003 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington, northern Idaho, northeast and southwest Oregon and in the South Lake Tahoe region of California. In July 2004, the Company entered into an agreement to sell its South Lake Tahoe natural gas distribution properties (see Note 14 for further information). Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Significant estimates include determining unbilled revenues, the market value of energy commodity assets and liabilities, pension and other postretirement benefit plan obligations, contingent liabilities and recoverability of regulatory assets. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

Business Segments
Financial information for each of the Company's business segments is reported in the Schedule of Information by Business Segments. Such information is an integral part of these consolidated financial statements. The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management business segment primarily consists of electricity and natural gas marketing, trading and resource management including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. Avista Advantage is a provider of utility bill processing, payment and information services to multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

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

Other Income-Net
Other income-net consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income	$736	$1,003	$2,939	$3,608
Interest on power and natural gas deferrals	1,973	2,417	5,917	6,255
Net gain (loss) on the disposition of assets	7	13	379	(206)
Net gain (loss) on investments	354	212	141	(1,264)
Other expense	(1,434)	(1,748)	(4,418)	(5,636)
Other income	720	276	1,770	1,630
Total	$2,356	$2,173	$6,728	$4,387

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) (dollars in thousands):
As reported	$(9,782)	$4,320	$12,574	$29,421
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	409	713	1,523	2,146
Pro forma	$(10,191)	$3,607	$11,051	$27,275
Basic and diluted earnings (loss) per common share:
As reported, basic	$(0.20)	$0.09	$0.26	$0.59
As reported, diluted	$(0.20)	$0.09	$0.26	$0.58
Pro forma, basic	$(0.21)	$0.07	$0.23	$0.54
Pro forma, diluted	$(0.21)	$0.07	$0.23	$0.54

AVISTA CORPORATION

Restricted Cash
Restricted cash includes bank deposits of $21.7 million and $15.0 million as collateral for letters of credit issued under Avista Energy’s credit agreement as of September 30, 2004 and December 31, 2003, respectively. See Note 11 for further information with respect to Avista Energy’s credit agreement. Restricted cash also includes deposits held in trust of $4.1 million and $1.5 million for certain employees of Avista Energy as part of a bonus retention plan as of September 30, 2004 and December 31, 2003, respectively.

Depreciation
For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing unit rates for generation plants and composite rates for other utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives.

The Company recovers certain utility plant retirement costs through rates charged to customers as a portion of its depreciation expense. The Company had estimated retirement costs of $173.2 million and $167.1 million recorded as a regulatory liability on the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, respectively. These costs do not represent legal or contractual obligations.

Goodwill
Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. Goodwill is included in non-utility properties and investments-net on the Consolidated Balance Sheets and totaled $7.5 million ($6.6 million in the Other business segment and $0.9 million in Energy Marketing and Resource Management) as of September 30, 2004 and December 31, 2003. The Company completed its annual evaluation of goodwill for potential impairment during the first quarter of 2004 and determined that goodwill was not impaired.

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals and Recovery Mechanisms” and “Natural Gas Cost Deferrals and Recovery Mechanisms” below for further information), investment in exchange power, regulatory asset for deferred income taxes, unamortized debt expense, regulatory asset for consolidation of variable interest entity (see Note 2 for further information), demand side management programs, conservation programs and the provision for postretirement benefits. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets. Other regulatory assets consisted of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30,	December 31,
	2004	2003
Regulatory asset for consolidation of variable interest entity	$18,552	$16,707
Regulatory asset for postretirement benefit obligation	3,900	4,255
Demand side management and conservation programs	15,679	19,683
Other	1,845	3,736
Total	$39,976	$44,381

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

Natural Gas Benchmark Mechanism
The Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utility Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets are managed by Avista Energy through an Agency Agreement. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company has entered into an agreement to sell (see Note 14).

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

Power Cost Deferrals and Recovery Mechanisms
Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.4 percent as of September 30, 2004. Total deferred power costs for Washington customers were $119.4 million and $125.7 million as of September 30, 2004 and December 31, 2003, respectively.

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

AVISTA CORPORATION

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The settlement agreement establishing the ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on April 1, 2004 related to $22.8 million of deferred power costs incurred for 2003. On June 29, 2004, the WUTC staff filed a report on its review of the deferred power costs incurred for 2003 in which it did not identify any issues and recommended that the case be closed. On August 11, 2004, the WUTC issued an order, which closed the case.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expenses approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 1.0 percent on current year deferrals and 3.0 percent on carryover balances as of September 30, 2004. In October 2004, the IPUC issued its final order with respect to general electric and natural gas rate cases filed by Avista Utilities in Idaho. The final order requires Avista Utilities to write off a total of $12.3 million (recorded in the third quarter of 2004 as resource costs in the Consolidated Statement of Income) of certain deferred power costs, including associated accrued interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities. Avista Utilities believes that such costs were prudently incurred and reasonable given the market conditions at the time. On October 29, 2004, Avista Utilities filed a petition for reconsideration of certain portions of the final order, including the IPUC’s disallowance of $4.8 million of certain deferred power costs. Within 28 days of Avista Utilities’ petition for reconsideration filing, the IPUC will determine whether or not to grant the reconsideration and the manner in which it will proceed, if reconsideration is granted. The IPUC authorized the recovery of the remaining deferred power costs of approximately $13.7 million as of September 30, 2004 over a two-year period through a PCA rate surcharge to customers.

Natural Gas Cost Deferrals and Recovery Mechanisms
Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $25.8 million and $15.4 million as of September 30, 2004 and December 31, 2003, respectively.

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

NOTE 2. NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires the Company to classify certain financial instruments as liabilities that have historically been classified as equity. This statement requires the Company to classify as a liability financial instruments that are subject to mandatory redemption at a specified or determinable date or upon an event that is certain to occur. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for prior periods was not permitted. The adoption of this statement required the Company to classify preferred stock subject to mandatory redemption as a liability on the Consolidated Balance Sheet. The adoption of this statement also required the Company to classify preferred stock dividends subsequent to July 1, 2003 as interest expense in the Consolidated Statements of Income.

AVISTA CORPORATION

In July 2003, the EITF reached consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3.” This EITF Issue requires that revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. Derivatives not held for trading purposes at Avista Energy are reported gross, unless they are “booked out” or the economic substance indicates that net reporting is appropriate. The adoption of this EITF Issue resulted in a reduction in operating revenues and resource costs of approximately $20.4 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 for Avista Utilities.

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

FIN 46 required the Company to consolidate WP Funding LP effective for the period ended December 31, 2003 and thereafter. WP Funding LP is an entity that was formed in 1993 for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP. The total amount of WP Funding LP debt outstanding was $54.6 million as of September 30, 2004 and December 31, 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. As of September 30, 2004, the book value of the debt and equity of WP Funding LP exceeded the book value of the Rathdrum CT by $18.6 million. In accordance with regulatory accounting practices, the Company recorded this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in previous state regulatory filings with the WUTC and IPUC.

FIN 46 also resulted in the Company no longer including the capital trusts formed for the purpose of issuing preferred trust securities in its consolidated financial statements for the period ended December 31, 2003 and thereafter. The capital trusts are considered variable interest entities under the provisions of FIN 46. As Avista Corp. is not the primary beneficiary, these entities are no longer included in Avista Corp.’s consolidated financial statements. The sole assets of the capital trusts are $113.4 million of junior subordinated deferrable interest debentures of Avista Corp. and the deconsolidation of these entities resulted in these debentures being reflected on the Consolidated Balance Sheets. Interest expense to affiliated trusts in the Consolidated Statements of Income represents interest expense on these debentures.

Additionally, the implementation of FIN 46, as revised in December 2003, resulted in the Company including a partnership as well as several low-income housing project investments held in the Other business segment in its consolidated financial statements for the nine months ended September 30, 2004. This resulted in a charge of $0.5 million recorded as a cumulative effect of accounting change for the nine months ended September 30, 2004.

See Note 8 for a discussion of a FASB Staff Position with respect to postretirement medical benefit obligations.

NOTE 3. DISCONTINUED OPERATIONS

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. Avista Corp.’s investment in ReliOn, Inc. is accounted for under the cost method.

AVISTA CORPORATION

NOTE 4. IMPAIRMENT OF ASSETS

During the third quarter of 2004, the Company recorded an impairment charge related to a turbine and related equipment owned by Avista Power (Energy Marketing and Resource Management segment). This charge of $5.1 million is included in operations and maintenance expense in the Consolidated Statements of Income. The Company originally planned to use four turbines in a non-regulated generation project. Due to changing market conditions during 2001, the Company decided to no longer pursue the development of this project and reached an agreement to sell three of the turbines. During 2002, 2003 and the first three quarters of 2004, the Company has explored various options for use of the fourth turbine. At the end of the third quarter of 2004, the Company reached a conclusion to sell the turbine and related equipment, which are classified as assets held for sale on the Consolidated Balance Sheet as of September 30, 2004. The Company evaluated the carrying value of the turbine and related equipment and recorded an impairment charge to adjust the book value of these assets to estimated fair value less selling costs.

NOTE 5. ACCOUNTS RECEIVABLE SALE

In 1997, Avista Receivables Corp. (ARC) was formed as a wholly owned, bankruptcy-remote subsidiary of the Company for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of September 30, 2004 and December 31, 2003, $39.0 million and $72.0 million, respectively, in accounts receivables were sold under this revolving agreement.

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

Avista Utilities enters into forward contracts to purchase or sell energy. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources as discussed in Note 7. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM and the PCA mechanism.

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

AVISTA CORPORATION

As of September 30, 2004, the utility derivative commodity asset balance was $76.2 million, the derivative commodity liability balance was $33.4 million and the offsetting net regulatory liability was $42.8 million. As of December 31, 2003, the utility derivative commodity asset balance was $39.5 million, the derivative commodity liability balance was $36.1 million and the offsetting net regulatory liability was $3.4 million. Utility derivative assets and liabilities, as well as the offsetting net regulatory asset or liability, can change significantly from period to period due to the settlement of contracts, the entering of new contracts and changes in commodity prices. The offsetting net regulatory liability is included in other non-current liabilities and deferred credits on the Consolidated Balance Sheet.

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

Avista Utilities manages the impact of fluctuations in electric energy prices by establishing volume limits for the imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Any load/resource imbalances within a rolling 18-month planning horizon are managed within risk policy volumetric limits. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Avista Energy is responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. In February 2004, the WUTC ordered that these functions be moved back to Avista Utilities for Washington customers, and in April 2004, the WUTC approved Avista Utilities’ transition plan to move these functions back into Avista Utilities by March 31, 2005. Avista Utilities is also planning to move these functions back to Avista Utilities for Idaho and Oregon customers with the expiration of current agreements effective April 1, 2005. As part of the transition plan, Avista Utilities has begun procuring some of the natural gas for load service. This procurement process includes entering into financial and physical hedging transactions as a means of managing risks. See description of Natural Gas Benchmark Mechanism in Note 1 for further information. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company has entered into an agreement to sell (see Note 14 for further information).

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

AVISTA CORPORATION

During the nine months ended September 30, 2004, a gain of $0.5 million related to hedge ineffectiveness was recorded in earnings as operating revenues. As of September 30, 2004, there was a gain of $1.5 million (net of tax) in accumulated other comprehensive income (loss) related to designated cash flow hedges, while a gain of $0.1 million (net of tax) was reclassified from accumulated comprehensive income (loss) and recognized in earnings during the nine months ended September 30, 2004. Of the amount in accumulated other comprehensive income (loss) as of September 30, 2004, Avista Energy expects to recognize a gain of $0.9 million in earnings during the next 12 months. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

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

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of September 30, 2004 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years
Energy commodities (volumes)
Electric	35,134	36,503	13	644	504	1
Natural gas	198,960	199,852	5	1,861,545	1,832,188	5

The weighted average term of Avista Energy’s electric derivative commodity instruments as of September 30, 2004 was approximately 8 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of September 30, 2004 was approximately 4 months.

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of September 30, 2004, and the average estimated fair value of those instruments held during the nine months ended September 30, 2004, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of September 30, 2004				nine months ended September 30, 2004
	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Electric	$163,895	$228,641	$146,935	$188,180	$175,047	$227,891	$156,049	$189,029
Natural gas	139,702	21,454	137,703	14,369	106,581	21,143	100,713	13,245
Total	$303,597	$250,095	$284,638	$202,549	$281,628	$249,034	$256,762	$202,274

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for nine months ended September 30, 2004 was an unrealized loss of $6.6 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the nine months ended September 30, 2003 was an unrealized loss of $11.0 million.

AVISTA CORPORATION

NOTE 8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees. Employees of Avista Energy also participate in this plan. Individual benefits under this plan are based upon years of service and the employee’s average compensation as specified in the plan. The Company’s funding policy is to contribute amounts that are not less than the minimum amounts required to be funded under the Employee Retirement Income Security Act, nor more than the maximum amounts that are currently deductible for income tax purposes. The Company made $12 million in cash contributions to the pension plan in 2003. The Company has contributed $15 million to the pension plan in 2004. No further contributions are planned for the remainder of 2004.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services.

The Company uses a December 31 measurement date for its pension and postretirement plans.

The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Post-retirement Benefits
	2004	2003	2004	2003
Three months ended September 30:
Service cost	$2,431	$1,972	$115	$121
Interest cost	4,041	3,926	390	619
Expected return on plan assets	(3,293)	(2,716)	(253)	(211)
Transition (asset)/obligation recognition	(268)	(272)	3	245
Amortization of prior service cost	227	164	—	—
Net loss recognition	587	989	297	225
Net periodic benefit cost	$3,725	$4,063	$552	$999
Nine months ended September 30:
Service cost	$6,481	$5,875	$365	$362
Interest cost	12,365	11,778	1,630	1,858
Expected return on plan assets	(10,143)	(8,147)	(853)	(632)
Transition (asset)/obligation recognition	(818)	(815)	503	734
Amortization of prior service cost	427	491	—	—
Net loss recognition	2,863	3,036	707	16
Net periodic benefit cost	$11,175	$12,218	$2,352	$2,338

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. Because of various uncertainties related to the Company’s response to the 2003 Medicare Act and the appropriate accounting for this event, the Company elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. In May 2004, the FASB issued Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This required the Company to implement the effect of the 2003 Medicare Act and the related FASB Staff Position in the third quarter of 2004. Due to the structure and level of retiree contributions in relation to the prescription drug benefits provided by the Company’s Retiree Medical Plan and the uncertainty regarding the proposed definitions of actuarial equivalence, the impact of the 2003 Medicare Act has not been recognized in the Company’s financial statements for the third quarter of 2004. The accumulated benefit obligation and the net periodic benefit cost do not reflect the amounts associated with the federal subsidy the Company may receive if benefits are subsequently determined to be actuarially equivalent to Medicare Part D benefits. If the Company later determines that its Retiree Medical Plan is actuarially equivalent and expects to receive a federal subsidy in future years, the accumulated benefit obligation and net periodic benefit cost will be remeasured at that time and the effects incorporated on a prospective basis into the Company’s financial statements in accordance with FASB Staff Position No. 106-2. The Company does not believe this would have a material effect on its financial condition, results of operations or cash flows.

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of September 30, 2004 and December 31, 2003 (dollars in thousands):

Maturity		Interest	September 30,	December 31,
Year	Description	Rate	2004	2003
2005	Secured Medium-Term Notes	6.39%-6.68%	$29,500	$29,500
2005	WP Funding LP Note	8.36%	54,572	54,572
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2008	Secured Medium-Term Notes	6.89%-6.95%	20,000	20,000
2010	Secured Medium-Term Notes	6.67%-6.90%	10,000	10,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.26%-7.45%	27,500	27,500
2023	Secured Medium-Term Notes	7.18%-7.54%	24,500	24,500
	Total secured long-term debt		398,072	398,072

2004	Unsecured Medium-Term Notes	7.42%	—	28,500
2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	5.99%-7.94%	25,850	25,850
2008	Unsecured Senior Notes	9.75%	280,896	317,683
2008	Unsecured Medium-Term Notes	6.06%	25,000	25,000
2010	Unsecured Medium-Term Notes	8.02%	25,000	25,000
2022	Unsecured Medium-Term Notes	8.15%-8.23%	5,000	5,000
2023	Unsecured Medium-Term Notes	7.99%	5,000	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100
2028	Unsecured Medium-Term Notes	6.37%-6.88%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000
	Total unsecured long-term debt		487,546	552,833
	Other long-term debt and capital leases		13,383	5,812
	Unamortized debt discount		(1,456)	(1,994)
	Total		897,545	954,723
	Current portion of long-term debt		(10,821)	(29,711)
	Total long-term debt		$886,724	$925,012

During the period from January 1, 2004 through November 1, 2004, the Company repurchased $36.6 million of 9.75 percent Senior Notes scheduled to mature in 2008. In accordance with regulatory accounting practices, the total net premium on the repurchase of debt of $6.7 million will be amortized over the average remaining maturity of outstanding debt.

In July and August 2004, Avista Corp. entered into two forward-starting interest rate swap agreements, totaling $150.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund maturing debt in 2007 and 2008, respectively. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009, respectively. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008, respectively. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of September 30, 2004, Avista Corp. had a derivative liability of $5.1 million, which is included in Other non-current liabilities and deferred credits on the Consolidated Balance Sheet. An unrealized loss of $3.3 million (net of taxes of $1.8 million) was recorded in other comprehensive loss for the three and nine months ended September 30, 2004, which is reflected as component of Accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income.

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT TO AFFILIATED TRUSTS

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

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount with respect to, the Preferred Trust Securities to the extent that AVA Capital Trust III and Avista Capital II have funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. As discussed in Note 2, FIN 46 results in the Company no longer including these capital trusts in its consolidated financial statements as of December 31, 2003 and thereafter.

NOTE 11. SHORT-TERM BORROWINGS

On May 6, 2004, the Company amended its committed line of credit with various banks to increase the available amount to $350.0 million from $245.0 million and extend the expiration date to May 5, 2005. The increase in the committed line of credit provides enhanced financial flexibility, including available credit for the seasonal requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. The Company can request the issuance of up to $125.0 million in letters of credit under the committed line of credit. As of September 30, 2004 and December 31, 2003, the Company had $170.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of September 30, 2004 and December 31, 2003, there were $10.1 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

AVISTA CORPORATION

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of September 30, 2004, the Company was in compliance with this covenant with a ratio of 60.4 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending September 30, 2004 to be greater than 1.6 to 1. As of September 30, 2004, the Company was in compliance with this covenant with a ratio of 2.26 to 1.

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of September 30, 2004 and December 31, 2003. Letters of credit in the aggregate amount of $38.5 million and $15.0 million were outstanding as of September 30, 2004 and December 31, 2003, respectively. The cash deposits of Avista Energy at the respective banks collateralize $21.7 million of these letters of credit as of September 30, 2004, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of September 30, 2004.

NOTE 12. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$(9,782)	$4,386	$13,034	$35,541
Loss from discontinued operations	—	(66)	—	(4,930)
Net income (loss) before cumulative effect of accounting change	(9,782)	4,320	13,034	30,611
Cumulative effect of accounting change	—	—	(460)	(1,190)
Net income (loss)	(9,782)	4,320	12,574	29,421
Deduct: Preferred stock dividend requirements	—	—	—	1,125
Income (loss) available for common stock	$(9,782)	$4,320	$12,574	$28,296
Denominator:
Weighted-average number of common shares outstanding-basic	48,416	48,281	48,384	48,202
Effect of dilutive securities:
Contingent stock *	—	203	234	203
Stock options *	—	207	281	109
Weighted-average number of common shares outstanding-diluted	48,416	48,691	48,899	48,514
Earnings (loss) per common share, basic:
Earnings (loss) per common share from continuing operations	$(0.20)	$0.09	$0.27	$0.72
Loss per common share from discontinued operations	—	—	—	(0.10)

Earnings (loss) per common share before cumulative effect of accounting change	(0.20)	0.09	0.27	0.62

Loss per common share from cumulative effect of accounting change	—	—	(0.01)	(0.03)
Total earnings (loss) per common share, basic	$(0.20)	$0.09	$0.26	$0.59
Earnings (loss) per common share, diluted:
Earnings (loss) per common share from continuing operations	$(0.20)	$0.09	$0.27	$0.71
Loss per common share from discontinued operations	—	—	—	(0.10)

Earnings (loss) per common share before cumulative effect of accounting change	(0.20)	0.09	0.27	0.61

Loss per common share from cumulative effect of accounting change	—	—	(0.01)	(0.03)
Total earnings (loss) per common share, diluted	$(0.20)	$0.09	$0.26	$0.58

* Due to the loss from continuing operations for the three months ended September 30, 2004, the common stock equivalents from outstanding contingent stock (234,000 shares) and stock options (285,000 shares) are not included in the calculation for weighted-average number of common shares outstanding for diluted loss per common share because the effect is antidilutive.

AVISTA CORPORATION

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Federal Energy Regulatory Commission Inquiry
On April 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. On May 19, 2004, the City of Tacoma and California Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect to the FERC’s April 19, 2004 order. On September 28, 2004, the State of Montana filed a motion to intervene in these proceedings citing evidence of alleged market manipulation by Avista Corp. and Avista Energy. The FERC’s rulings on the rehearing requests and the State of Montana’s motion to intervene are still pending. Based on the FERC’s order approving the Agreement in Resolution, the Company does not expect that this proceeding will have any material effect on its financial condition, results of operations or cash flows. See the 2003 Form 10-K for a history of the FERC Inquiry.

Class Action Securities Litigation
On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. In October and November 2002, Gail West, Michael Atlas and Peter Arnone filed similar class action lawsuits in the same court against the same parties. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. On August 19, 2003, the plaintiffs filed their consolidated amended class action complaint in the same court against the same parties. In their complaint, the plaintiffs continue to assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that the Company did not have adequate risk management processes, procedures and controls. The plaintiffs further allege that the Company engaged in unlawful energy trading practices and allegedly manipulated western power markets. The plaintiffs assert that alleged misstatements and omissions regarding these matters were made in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. The Company filed a motion to dismiss this complaint in October 2003 and the plaintiffs filed an answer to this motion in January 2004. Arguments before the Court on the motion were held on March 19, 2004. On April 15, 2004, the Court called for additional briefing on what effect, if any, the FERC proceedings (see “Federal Energy Regulatory Commission Inquiry” above) have on this case. On July 30, 2004, the Court denied the Company's motion to dismiss this complaint, holding, among other things, that the FERC proceedings may ultimately have some evidentiary value relevant to the disclosure issues raised in this case, but they do not preclude the resolution of those issues by the Court. In November 2004, the Company filed its answer to the complaint denying the plaintiffs’ allegations. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, the California AG contends that all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit. In September 2004, the United States Court of Appeals for the Ninth Circuit upheld the FERC’s market-based rate authority, but remanded the case back to the FERC in order to determine whether transactional reporting under this authority was adequate, and what remedies would be appropriate for those not in compliance. In October 2004, Avista Energy joined with others in seeking rehearing of the Court’s decision to remand the case back to the FERC for further proceedings. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Port of Seattle Complaint
In May 2003, a complaint was originally filed by the Port of Seattle in the United States District Court for the Western District of Washington against numerous companies, including Avista Corp., Avista Energy, Inc. and Avista Power, LLC (collectively the Avista defendants), seeking compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleged that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the Western Electricity Coordinating Council (WECC), by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. In August 2003, the Avista defendants filed a motion to dismiss this complaint. A transfer order was granted, which moved this case to the United States District Court for the Southern District of California to consolidate it with other pending actions. Arguments with respect to the motions to dismiss filed by the Avista defendants and other defendants were heard on March 26, 2004. On May 12, 2004, the United States District Court for the Southern District of California granted motions to dismiss filed by the Avista defendants, as well as other defendants, with respect to this complaint. The Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s claims, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. On May 27, 2004, the Port of Seattle filed an appeal with the United States Court of Appeals for the Ninth Circuit. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

AVISTA CORPORATION

Wah Chang Complaint
On May 5, 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In October 2004, the Avista defendants joined with other defendants in filing a joint motion to dismiss the complaint. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

City of Tacoma Complaint
On June 7, 2004, the City of Tacoma, Department of Public Utilities, Light Division, a Washington municipal corporation (Tacoma Power), filed a complaint in the United States District Court for the Western District of Washington against over fifty companies, including Avista Corp., Avista Energy and Avista Power. According to the complaint, Tacoma Power distributes electricity to customers in Tacoma, and Pierce County, Washington, generates electricity at several facilities in western Washington and purchases power under supply contracts and in the Northwest spot market. Tacoma Power’s complaint seeks compensatory and treble damages from alleged violations of the Sherman Act. Tacoma Power alleges that the defendants, acting in concert, engaged in a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. This allegedly resulted in an artificial increase of the prices paid for power sold in California and elsewhere in the western United States during the period from May 2000 through the end of 2001. Due to the alleged unlawful conduct of the defendants, Tacoma Power allegedly paid an amount estimated to be $175.0 million in excess of what it would have paid in the absence of such alleged conduct. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

Because the resolution of these proceedings remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that these proceedings will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

AVISTA CORPORATION

Montana Public School Trust Fund Lawsuit
In October 2003, a lawsuit was filed by Richard Dolan and Denise Hayman in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleges that the hydroelectric facilities are located on state-owned riverbeds and the owners have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. An Amended Complaint adding Great Falls Elementary School District No. 1 and Great Falls High School District 1A was filed on January 16, 2004. On February 2, 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, as the other named defendants also filed a motion to dismiss, or joined therein. On May 10, 2004, the Montana AG filed a complaint on behalf of the state to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. On July 19, 2004, the defendants (including Avista Corp.) filed a motion to dismiss the Montana AG’s complaint. On September 29, 2004, the Court granted the motion to dismiss filed with respect to plaintiffs Richard Dolan, Denise Hayman and the school districts. However, the motion to dismiss the Montana AG’s complaint was denied, citing, among other things, that the FERC does not have exclusive jurisdiction over this matter. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Colstrip Generating Project Complaint
In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege damages to buildings as a result of rising ground water, as well as damages from contaminated waters leaking from the lakes and ponds of Colstrip. The plaintiffs are seeking punitive damages, an order by the court to remove the lakes and ponds and the forfeiture of all profits earned from the generation of Colstrip. The Company intends to work with the other owners of Colstrip in defense of this complaint. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

The DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF) signed an Agreed Order in March 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, and then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE in August 2001. In September 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. In September 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003 and approved by the DOE in May 2003. Work under the CAP commenced during the second quarter of 2003. In September 2004, a Site Preparation Agreement was reached with the third PLP with respect to the logistics of the CAP. Under this agreement, the third PLP will have the site preparation completed by mid-2005 and work under the CAP will be completed by late 2005.

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

AVISTA CORPORATION

During the fourth quarter of 2002, Avista Development and one other PLP, Kaiser Aluminum & Chemical Corporation (Kaiser), finalized the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site, which was formally entered into Spokane County Superior Court in January 2003. The other PLPs have not been participating in the process. As directed by Avista Development and Kaiser, the field-work for the remedial investigation began in April 2003 and was completed by the end of 2003 with a draft remedial investigation report and feasibility study technical memorandum submitted to the DOE in March 2004. Kaiser has filed for bankruptcy and is expected to file its reorganization plan by the end of 2004. Kaiser has initiated negotiations with the DOE and Avista Development to settle its future financial liabilities associated with the site.

The Company has estimated its probable liability and has accrued this amount during the third quarter of 2004, which was not material to the Company’s consolidated financial condition or results of operations. However, because of uncertainties with respect to, among other things, the final cost sharing agreement between the PLPs, Kaiser’s bankruptcy and the final cleanup action plan required by the DOE, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

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

Spokane River Relicensing
The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005. The Company must provide a Draft License Application for a 90-day comment period prior to the final due date, and anticipates such a draft by the end of January 2005. The Company intends to seek recovery of relicensing costs through the rate making process.

AVISTA CORPORATION

Clark Fork Settlement Agreement
Dissolved atmospheric gas levels exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and submitted the plan in December 2002 for review and approval to the Idaho Department of Environmental Quality (DEQ) and the U.S. Fish and Wildlife Service. In February 2004, the Idaho DEQ and the U.S. Fish and Wildlife Service approved the Company’s plan. The plan provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. Streamflows would be diverted to the tunnels when these flows are in excess of turbine capacity. The cost of modifying the first tunnel is currently estimated to be $38 million (including AFUDC and inflation) and would be incurred between 2004 and 2009, with the majority of these costs ($33 million) being incurred in 2008 and 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently estimated that the costs to modify the second tunnel would be $26 million (including AFUDC and inflation). As part of the plan, the Company will provide $0.5 million annually commencing in 2004, as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company intends to seek recovery of the costs for the modification of Cabinet Gorge and the mitigation payments through the rate making process.

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

NOTE 14. DISPOSITION OF SOUTH LAKE TAHOE PROPERTIES

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The agreed upon cash purchase price for the properties is approximately $15 million, subject to closing adjustments. The agreement is subject to customary closing conditions, and regulatory review and approval, including proceedings before the CPUC. The Company expects the sale to be completed in early 2005.

As of September 30, 2004, Avista Utilities serviced approximately 18,400 customers (or 6 percent of total natural gas customers) in the South Lake Tahoe region. Total revenues for 2003 from the South Lake Tahoe region were approximately $17.6 million (or 6 percent of total natural gas revenues) and approximately 21 million therms were delivered (or 4 percent of total therms delivered) to South Lake Tahoe customers.

AVISTA CORPORATION

NOTE 15. DEVELOPMENTS WITH COYOTE SPRINGS 2

On October 13, 2004, Avista Corp. and an indirect subsidiary of Mirant Corporation, Mirant Oregon, LLC (Mirant Oregon), entered into an Asset Purchase and Sale Agreement (Agreement). The Agreement provides for Avista Corp.’s acquisition of Mirant Oregon’s 50 percent ownership interest in the 280 MW combined cycle natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) at a price of $62.5 million, subject to closing adjustments. Mirant Oregon acquired an indirect 50 percent ownership interest in Coyote Springs 2 from the Company during construction in 2001. Mirant Corporation and certain of its affiliates, but not Mirant Oregon, are currently in bankruptcy (see discussion below). As a result, the Agreement is subject to higher or otherwise better offers submitted in connection with a competitive auction to be held on or before December 17, 2004. The transaction would need to be approved by the U.S. Bankruptcy Court and the FERC and would also need to meet certain other federal and state regulatory requirements. The Company expects that the transaction could be completed by the end of 2004 or early in 2005.

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

In July 2003, Mirant Corporation and substantially all its subsidiaries in the United States filed for bankruptcy protection under chapter 11 of the bankruptcy code for protection from creditors. To date, the bankruptcy filing by Mirant Corporation, which did not include Mirant Oregon, the owner of 50 percent of Coyote Springs 2, has not had any material effect on the joint ownership and operation of the plant. Avista Corp. and Mirant Oregon are both current with respect to their obligations to share equally in the costs of the plant. Each owner is separately responsible for arranging for the purchase and delivery of natural gas in order to fuel its respective interest in the plant. Each owner is also separately responsible for the sale and delivery of electric energy generated with respect to its interest in the plant. While physical limitations prevent the operation of the plant at less than approximately seventy percent of its base load capacity, the joint operating agreement provides mechanisms to allow a single owner to dispatch and direct the operation of more than its interest in the plant in order to achieve operation at or above the plant's minimum dispatch level in the event that the other owner is unable or unwilling to dispatch its portion of the plant. Additionally, provisions in the joint operating agreement provide that if either party fails to fund its portion of the operating costs or otherwise meet its obligations under the joint operating agreement, that the non-defaulting owner may elect a variety of remedies. The Company will continue to assess the ability of Mirant Oregon to perform its obligations under the joint operating agreement and the need to exercise remedies in the event the impact of the Mirant Corporation bankruptcy prevents Mirant Oregon from performing its obligations with respect to Coyote Springs 2.

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

All forward-looking statements (including those made in this Quarterly Report) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant impact on Avista Corp.’s operations, results of operations or financial condition and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•

changes in the utility regulatory environment in the individual states and provinces in which the Company operates as well as the United States and Canada in general, which can impact allowed rates of return, financings, or industry and rate structures;

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
•

changes in wholesale energy prices, which can affect, among other things, the market value of derivative assets and liabilities and unrealized gains and losses, as well as cash requirements to purchase electricity and natural gas for retail customers;

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

AVISTA CORPORATION

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

Avista Corp. Business Segments

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company has four business segments - Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of September 30, 2004, the Company had common equity investments of $489.9 million and $255.6 million in Avista Utilities and Avista Capital, respectively.

The Energy Marketing and Resource Management business segment is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy is an electricity and natural gas marketing, trading and resource management business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states and the provinces of British Columbia and Alberta, Canada. Avista Power is an investor in certain generation assets, primarily its 49 percent interest in a 270 MW natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project).

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

AVISTA CORPORATION

Executive Level Summary

Avista Corp.’s net income and operating cash flows are derived primarily from Avista Utilities and Avista Energy (included in the Energy Marketing and Resource Management segment). Avista Corp. intends to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

Avista Utilities will seek to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. The utility business is expected to grow modestly, consistent with historical trends. Expansion is expected to result primarily from economic and population growth in its service territory. As part of Avista Utilities’ strategy to focus on its business in the northwestern United States, the Company has entered into an agreement to sell its natural gas distribution properties in South Lake Tahoe, California (see “Note 14 of the Notes to Consolidated Financial Statements”).

It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of resources to meet its retail and wholesale energy requirements under a range of operating conditions. The Company has recently entered into an agreement to purchase Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2, which would increase Avista Utilities’ generating capability by 140 MW (see “Note 15 of the Notes to Consolidated Financial Statements”). Available resources and the costs of those resources are significantly affected by Avista Utilities’ hydroelectric production, which was 89 percent of normal in 2003. Based on forecasts as of October 2004, Avista Utilities expects hydroelectric production will be approximately 92 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables.

Customer loads and resulting revenues are also significantly affected by weather. During the first quarter of 2004, the weather was colder as compared to the first quarter of 2003, which increased customer usage and net income compared to the first quarter of 2003. However, this was partially offset by a warmer second quarter of 2004 as compared to 2003, which reduced customer usage and decreased net income. Weather for the third quarter of 2004 was generally warmer in July and August and cooler in September as compared to the third quarter of 2003, which increased customer loads and net income.

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

Avista Utilities’ net income has decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to write-offs related to the Idaho general electric and natural gas rate case. The Company expects Avista Utilities’ net income to increase for the fourth quarter of 2004 as compared to 2003, assuming more normal weather, a decrease in interest expense and the implementation of general rate increases.

As noted above, Avista Utilities’ operating revenues and associated expenses are not generated evenly during the year. Changes in energy usage by Avista Utilities’ customers occur from season to season and from month to month within a season, primarily as a result of weather conditions. Avista Utilities normally experiences its highest retail energy sales during the heating season in the first and fourth quarters of the year. Changes in wholesale electric prices and the amount of hydroelectric generation available to Avista Utilities also make quarter-to-quarter comparisons difficult.

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

Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada, Ltd. (Avista Energy Canada) is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 250 industrial and commercial customers that represent over 400 sites in British Columbia, Canada. In addition to earnings and resulting cash flows from settled or realized transactions, Avista Energy records unrealized or mark-to-market adjustments for the change in the value of derivative commodity instruments. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers.

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

Net income for Avista Energy decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This was primarily due to the positive effects in 2003 of accounting for energy trading activities under SFAS No. 133 and the settlement of positions with certain Enron affiliates. Due to the fact that the Company does not expect these factors to reoccur in 2004, as well as the impact of rising natural gas prices on certain Avista Energy positions, the Company expects that net income from Avista Energy will decrease for fiscal year 2004 as compared to 2003.

Avista Advantage remains focused on increasing revenues, improving margins, continuously enhancing client satisfaction and developing complementary value-added services. In April 2004, the president of Avista Advantage left the Company resulting in a settlement under an employment contract. Until a replacement search is completed, Scott Morris, President of Avista Utilities, is also serving as interim president of Avista Advantage. The Company expects Avista Advantage will have positive net income for 2004 based on improving revenues and stabilized operating expenses from processing efficiencies.

Over time as opportunities arise, the Company plans to dispose of assets and phase out operations in the Other business segment. The Company expects the net loss in the Other business segment to be less for fiscal year 2004 as compared to 2003 due to the resolution of prior legal matters, as well as decreased losses from current investments and the operations of AM&D.

During the fourth quarter of 2004 and fiscal year 2005, the Company expects cash flows from operations and Avista Corp.’s committed line of credit to provide adequate resources to fund capital expenditures, maturing long-term debt and other contractual commitments. However, if market conditions warrant such actions, the Company may issue securities to fund these obligations, refinance existing debt and repurchase long-term debt scheduled to mature in future years to reduce its overall debt service costs, as well as to reduce the impact of significant debt maturities scheduled for 2007 and 2008.

Avista Utilities - Resources and Resource Optimization

Avista Utilities owns and operates eight hydroelectric projects, a wood-waste fueled generating station, a two-unit natural gas-fired combustion turbine (CT) generating facility and two small generating facilities. It also owns a 15 percent share in a two-unit coal-fired generating facility and operates a two-unit natural gas-fired CT generating facility that is owned by WP Funding LP, an entity that is included in Avista Corp.’s consolidated financial statements and in the Avista Utilities business segment. Avista Utilities currently has a 50 percent ownership interest (140 MW) in Coyote Springs 2 and has entered into an agreement to purchase the remaining 50 percent. See “Note 15 of the Notes to Consolidated Financial Statements” for information with respect to Coyote Springs 2. In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

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

AVISTA CORPORATION

Avista Utilities - Regulatory Matters

General Rate Cases
Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service.

On August 20, 2004, Avista Utilities filed a general rate case with the WUTC to increase its natural gas rates in Washington. Avista Utilities’ general rate case filing was designed to produce a net increase in natural gas revenues of 6.2 percent, or $8.6 million in annual revenues. The request was based on an overall rate of return of 9.86 percent and a return on equity of 11.5 percent. On October 15, 2004, the Company, the staff of the WUTC and the Northwest Industrial Gas Users filed a settlement agreement with the WUTC that, if approved, would provide a resolution to this natural gas general rate case. On November 2, 2004, the WUTC issued an order that conditionally accepts the revenue increase in natural gas rates from the settlement agreement of 3.9 percent, which is designed to increase annual revenues by $5.4 million. This revenue increase is effective November 2, 2004, subject to refund, and the WUTC has deferred its final decision on the settlement agreement until the two non-signing parties have had the opportunity to further review the case. The WUTC established a procedural schedule that would result in a final order on the settlement agreement in the first quarter of 2005.

On October 8, 2004, the IPUC issued its final order with respect to electric and natural gas general rate cases filed by Avista Utilities in Idaho. The final order authorized, among other things, Avista Utilities to increase its electric base rates by 16.9 percent, which is designed to increase annual revenues by $24.7 million, and increase its natural gas base rates by 6.4 percent, which is designed to increase annual revenues by $3.3 million. The final order authorized an overall rate of return of 9.25 percent and a return on common equity of 10.4 percent. The final order required Avista Utilities to write off a total of $14.7 million, which was recorded in the third quarter of 2004. The write-off included the disallowance of $12.3 million of certain deferred power costs, including associated interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities and the disallowance of $2.4 million (net of $0.3 million of accumulated depreciation) of certain capitalized utility plant costs. Avista Utilities believes that such costs were prudently incurred and reasonable given the market conditions at the time. On October 29, 2004, Avista Utilities filed a petition for reconsideration of certain portions of the final order including the IPUC’s disallowance of $4.8 million of certain deferred power costs and $2.6 million of certain utility plant costs. Within 28 days of Avista Utilities’ petition for reconsideration filing, the IPUC will determine whether or not to grant the reconsideration and the manner in which it will proceed, if reconsideration is granted.

In September 2003, the OPUC approved a natural gas general rate increase for Oregon customers, which was designed to increase annual revenues by $6.3 million effective October 1, 2003. The order authorized, among other things, an overall rate of return of 8.88 percent and a return on equity of 10.25 percent.

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

AVISTA CORPORATION

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The settlement agreement establishing the ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on April 1, 2004 related to $22.8 million of deferred power costs incurred for 2003. On June 29, 2004, the WUTC staff filed a report on its review of the deferred power costs incurred for 2003 in which it did not identify any issues and recommended that the case be closed. On August 11, 2004, the WUTC issued an order, which closed the case.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. As disclosed at “General Rate Cases” above, the IPUC issued its final order with respect to general electric and natural gas rate cases filed by Avista Utilities in Idaho. The final order requires Avista Utilities to write off a total of $12.3 million (recorded in the third quarter of 2004) of certain deferred power costs, including associated interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities. Avista Utilities believes that such costs were prudently incurred and reasonable given the market conditions at the time. On October 29, 2004, Avista Utilities filed a petition for reconsideration of certain portions of the final order, including the IPUC’s disallowance of $4.8 million of certain deferred power costs.

The following table shows activity in deferred power costs for Washington and Idaho during the nine months ended September 30, 2004 (dollars in thousands):
	Washington	Idaho	Total
Deferred power costs as of December 31, 2003	$125,705	$30,285	$155,990
Activity from January 1 - September 30, 2004:
Power costs deferred	11,775	17,586	29,361
Unrealized gain on fuel contracts (1)	(3,139)	(1,596)	(4,735)
Interest and other net additions	4,805	502	5,307
Write-off of deferred power costs	—	(12,283)	(12,283)
Recovery of deferred power costs through retail rates	(19,741)	(20,790)	(40,531)
Deferred power costs as of September 30, 2004	$119,405	$13,704	$133,109

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

Purchased Gas Adjustments
Natural gas commodity prices increased towards the end of 2002 and into the first half of 2003 before declining somewhat in the middle of 2003 and then increasing again at the end of 2003 and into 2004. The ongoing price volatility in natural gas is expected to continue through the remainder of 2004 and into 2005. The Company is well connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other regions of the United States and Canada. Natural gas commodity costs in excess of the amount recovered in current rates are deferred and recovered in future periods with applicable regulatory approval through adjustments to rates. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage over competing energy sources based on the levels of existing reserves and potential natural gas development in the future.

During September and October of 2003, natural gas rate increases of 8.7 percent, 2.4 percent, 12.4 percent and 15.0 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. During September through November of 2004, natural gas rate increases of 11.7 percent, 14.2 percent and 12.6 percent were approved and implemented in Washington, Idaho and Oregon, respectively. These natural gas rate increases are designed to pass through changes in purchased natural gas costs to customers with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $25.8 million and $15.4 million as of September 30, 2004 and December 31, 2003, respectively.

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

Power Market Issues

Counterparty Defaults
In early 2001, California’s two largest utilities defaulted on payment obligations owed to various energy sellers, including Avista Energy, resulting in defaults by the California Power Exchange (CalPX) and the California Independent System Operator (CalISO). In April 2004, Pacific Gas & Electric Company (PG&E) paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. The FERC has ordered that the settlement of defaulted obligations held in the PG&E escrow fund and by the CalPX will depend on a determination of the California refund claims (see further information under “California Refund Proceeding”). As of September 30, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations.

California Refund Proceeding
In July 2001, the FERC initiated a proceeding to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California power market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. Interested parties have contested pricing determinants and other matters since the proceeding started. The CalISO and the CalPX prepared revised values for the affected power transactions and they are preparing additional iterations of revised prices and terms as directed by the FERC. The results of these calculations are likely to be appealed to the FERC and federal courts. In March 2003, the FERC issued an order that addressed issues related to the California refund proceedings, setting forth proposed retroactive pricing standards. In June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above have been required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. The CalISO has estimated that it will be unable to complete the initial calculation of the respective receivable/payable balances prior to November 2004. Many of the numerous orders that FERC has issued in the California refund proceedings are now on appeal before the United States Court of Appeals for the Ninth Circuit. In March 2004, the Ninth Circuit consolidated most of these appeals. The now consolidated appeals remain in abeyance pursuant to an August 2002 Ninth Circuit order directing the FERC to allow parties to file additional evidence on market manipulation. Based on current information, the Company believes that it has sufficient reserves in place for potential California refunds. See further information under “California Energy Markets” in “Note 13 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

Pacific Northwest Refund Proceeding
In July 2001, the FERC initiated a proceeding to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from December 25, 2000 to June 20, 2001 in the Pacific Northwest power market. Various parties including aggrieved parties, FERC staff, and alleged beneficiaries of excess prices filed pleadings, analyses, and motions related to the requested refunds in the two years following the initiation of this proceeding. In June 2003, the FERC denied the request for retroactive refunds for spot market sales in the Pacific Northwest power market. In July 2003, a group, which includes Avista Utilities and Avista Energy, filed a request for rehearing supporting the FERC’s decision to deny retroactive refund claims in the Pacific Northwest spot market but raising argument on certain procedural issues only in the event that the FERC entertains additional arguments in the case. Also in July 2003, several other parties filed requests for rehearing on the FERC’s June 2003 order. The requests for rehearing were denied by the FERC in November 2003. A petition for review of the FERC’s decision was filed by the City of Tacoma in December 2003, with the United States Court of Appeals for the Ninth Circuit. Final closure of the Pacific Northwest refund proceeding will await appellate court review and the Company cannot predict its ultimate conclusion.

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

In March 2003, the FERC policy staff issued its final report on their investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 2003 FERC policy staff report, Avista Corp. and Avista Energy were among the few that had already been subjects of a FERC investigation. As explained at “Federal Energy Regulatory Commission Inquiry” in “Note 13 of the Notes to Consolidated Financial Statements” regarding the investigation of Avista Corp. and Avista Energy, on April 19, 2004 the FERC approved the Agreement in Resolution reached between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities has agreed to improve its system of taping energy trading conversations and improve its account settlement process. Avista Utilities and Avista Energy have agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. Under the Agreement in Resolution, no remedial measures were taken against Avista Utilities or Avista Energy and there was no imposition of monetary remedies or assessment of penalties, or relinquishment or modification of market-based rate authority. On May 19, 2004, the City of Tacoma and California Parties (the Office of the Attorney General, the California Public Utilities Commission, and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect to the FERC’s April 19, 2004 order. On September 28, 2004, the State of Montana filed a motion to intervene in these proceedings citing evidence of alleged market manipulation by Avista Corp. and Avista Energy.

See further information under “Federal Energy Regulatory Commission Inquiry,” “California Energy Markets,” “Port of Seattle Complaint,” “Wah Chang Complaint,” “City of Tacoma Complaint,” and “State of Montana Proceedings” in “Note 13 of the Notes to Consolidated Financial Statements.”

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

AVISTA CORPORATION

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

Results of Operations

Diluted Earnings (Loss) per Common Share by Business Segments

The following table presents the contribution to Avista Corp.’s diluted earnings (loss) per common share from each of the respective business segments for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Avista Utilities	$(0.15)	$0.02	$0.26	$0.39
Energy Marketing and Resource Management	(0.03)	0.10	0.08	0.44
Avista Advantage	0.01	(0.01)	—	(0.03)
Other	(0.03)	(0.02)	(0.07)	(0.09)

Earnings (loss) per common share from continuing operations	(0.20)	0.09	0.27	0.71
Loss per common share from discontinued operations	—	—	—	(0.10)

Earnings (loss) per common share before cumulative effect of accounting change	(0.20)	0.09	0.27	0.61

Loss per common share from cumulative effect of accounting change	—	—	(0.01)	(0.03)
Total earnings (loss) per common share, diluted	$(0.20)	$0.09	$0.26	$0.58

AVISTA CORPORATION

Overall Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Avista Corp. had a consolidated net loss of $9.8 million for the three months ended September 30, 2004 compared to net income of $4.3 million for the three months ended September 30, 2003. The net loss for the three months ended September 30, 2004 was primarily due to the IPUC related write-offs of $14.7 million ($9.6 million, net of taxes) recorded at Avista Utilities, as well as asset impairment charges of $5.1 million ($3.3 million, net of taxes) recorded at Avista Power (Energy Marketing and Resource Management segment).

The net loss for Avista Utilities was $7.3 million for the three months ended September 30, 2004, compared to net income of $0.9 million for the three months ended September 30, 2003. The decrease was primarily due to the IPUC related write-offs. Excluding the IPUC related write-offs, net income increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to an increase in gross margin (operating revenues less resource costs), partially offset by an increase in other operating expenses (operations and maintenance, administrative and general, and depreciation and amortization).

The net loss for Energy Marketing and Resource Management was $1.2 million for the three months ended September 30, 2004 compared to net income of $4.8 million for the three months ended September 30, 2003. This decrease was primarily due to asset impairment charges recorded by Avista Power and partially due to a decrease in net income for Avista Energy. The decrease in net income for Avista Energy was partially due to increases in natural gas prices during the latter part of the third quarter that were unfavorable for certain short-term positions. In addition, because of the increase in natural gas prices, Avista Energy recorded losses for the three months ended September 30, 2004 on derivatives contracts, which are hedging natural gas inventory in storage.

Avista Advantage had net income of $0.4 million for the three months ended September 30, 2004 compared to a net loss of $0.3 million for the three months ended September 30, 2003. The change from a net loss to net income was primarily due to an increase in operating revenues.

The Other business segment incurred a net loss of $1.6 million for the three months ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003. The increase in the net loss was primarily due to the accrual of an environmental liability at Avista Development.

Total revenues increased $2.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Avista Utilities’ revenues increased $7.6 million due to increases in both electric and natural gas revenues. The increase in natural gas revenues was due to increased therms sold as a result of colder weather (particularly the month of September) during the third quarter of 2004 as compared to the third quarter of 2003, as well as natural gas rate increases implemented during the fourth quarter of 2003. The increase in electric revenues reflects an increase in retail revenues, partially offset by a decrease in wholesale revenues. The increase in retail revenues reflected warmer weather in July and August of 2004 and the resulting increase in air conditioning loads. Revenues from Energy Marketing and Resource Management decreased $3.6 million primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133, partially offset by increased revenues from Avista Energy Canada and increased revenues under the Agency Agreement with Avista Utilities. Revenues from Avista Advantage increased $1.0 million to $6.0 million primarily as a result of customer growth. Revenues from the Other business segment increased $1.1 million to $4.1 million primarily due to increased revenues from AM&D as well as revenues from entities consolidated under FIN 46 in 2004.

Total resource costs increased $10.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Resource costs for Avista Utilities increased $12.5 million primarily due to the IPUC’s disallowance of $12.3 million of deferred power costs. Resource costs for Energy Marketing and Resource Management increased $1.5 million primarily due to an increase in resource costs under the Agency Agreement with Avista Utilities as well as an inventory valuation change, partially offset by a decrease in resource costs for Avista Energy Canada.

Intersegment eliminations, which decrease both operating revenues and resource costs, increased to $22.9 million for the three months ended September 30, 2004 from $19.6 million for the three months ended September 30, 2003, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

AVISTA CORPORATION

Operations and maintenance expenses increased $10.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to asset impairment charges of $5.1 million recorded at Avista Power and the disallowance by the IPUC of $2.4 million (net of $0.3 million of accumulated depreciation) of certain capitalized utility plant costs at Avista Utilities. The remaining increase primarily reflects an increase in labor costs at Avista Utilities.

Administrative and general expenses increased $3.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to increased expenses for Avista Utilities and the Other business segment. The increase for Avista Utilities primarily reflects an increase in labor costs and other employee related expenses. The increase for the Other business segment primarily reflects the accrual of an environmental liability at Avista Development.

Interest expense (including interest expense to affiliated trusts) decreased $0.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to debt repurchases, partially offset by the inclusion of the interest expense on $54.6 million of debt of WP Funding LP, which is now consolidated as required by FIN 46. Excluding the effects of FIN 46, the Company expects interest expense to decline due to the effect of previous debt repurchases. The Company also expects interest expense to decline due to the April 2004 issuance of $61.9 million of 6.5 percent Junior Subordinated Debt Securities and the associated redemption of $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures.

Income taxes decreased $9.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to decreased income before income taxes.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Income from continuing operations was $13.0 million for the nine months ended September 30, 2004 compared to $35.5 million for the nine months ended September 30, 2003. This decrease was primarily due to IPUC related write-offs of $14.7 million ($9.6 million, net of taxes) recorded at Avista Utilities, as well as asset impairment charges of $5.1 million ($3.3 million, net of taxes) recorded at Avista Power (Energy Marketing and Resource Management segment) as well as reduced earnings by Avista Energy (Energy Marketing and Resource Management segment).

Net income for Energy Marketing and Resource Management was $3.8 million for the nine months ended September 30, 2004 compared to $21.1 million (excluding the cumulative effect of accounting change) for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. Results for the nine months ended September 30, 2004 were negatively impacted by the asset impairment charge recorded at Avista Power. In addition, because of the increase in natural gas prices, Avista Energy recorded losses for the nine months ended September 30, 2004 on derivatives contracts, which are hedging natural gas inventory in storage.

Net income for Avista Utilities was $12.6 million for the nine months ended September 30, 2004, compared to $19.9 million for the nine months ended September 30, 2003. The decrease for Avista Utilities was primarily due to the IPUC related write-offs. Excluding the IPUC related write-offs, net income increased primarily due to an increase in gross margin, partially offset by an increase in other operating expenses (operations and maintenance, administrative and general, depreciation and amortization, and taxes other than income taxes).

Avista Advantage had net income of less than $0.1 million for the nine months ended September 30, 2004 compared to a net loss of $1.2 million for the nine months ended September 30, 2003. The change was primarily due to an increase in operating revenues, partially offset by the settlement of an employment contract.

The Other business segment incurred a net loss of $3.4 million (excluding the cumulative effect of accounting change) for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D and certain other investments of Avista Ventures, partially offset by the accrual of an environmental liability at Avista Development.

AVISTA CORPORATION

Total revenues decreased $3.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Avista Utilities’ revenues increased $31.4 million due to increases in both electric and natural gas revenues. The increase in natural gas revenues was primarily due to natural gas rate increases implemented during the fourth quarter of 2003 and partially due to increased therms sold, primarily as a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003. The increase in electric revenues reflects an increase in retail revenues and sales of fuel, partially offset by a decrease in wholesale revenues. Revenues from Energy Marketing and Resource Management decreased $29.9 million primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133 and a settlement with Enron affiliates during the nine months ended September 30, 2003, partially offset by increased revenues on contracts that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities). Revenues from Avista Advantage increased $2.1 million to $16.8 million primarily as a result of customer growth. Revenues from the Other business segment increased $2.0 million to $12.6 million primarily due to increased revenues from AM&D as well as revenues from entities consolidated under FIN 46 in 2004.

Total resource costs increased $13.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Resource costs for Avista Utilities increased $26.0 million primarily due to the write-off of deferred power costs as a result of the IPUC rate order as well as an increase in purchased natural gas costs. This increase was due to both an increase in prices and the volume purchased due to colder weather during the first quarter. Resource costs for Energy Marketing and Resource Management decreased $3.4 million primarily due to decreased resource costs for Avista Energy Canada, partially offset by increased resource costs under the Agency Agreement with Avista Utilities.

Intersegment eliminations, which decrease both operating revenues and resource costs, increased to $109.6 million for the nine months ended September 30, 2004 from $100.8 million for the nine months ended September 30, 2003, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $18.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to asset impairment charges of $5.1 million recorded at Avista Power and the disallowance by the IPUC of $2.4 million (net of $0.3 million of accumulated depreciation) of certain capitalized utility plant costs at Avista Utilities. The remaining increase for Avista Utilities primarily reflects an increase in labor costs and expenses for Coyote Springs 2, which commenced operations in mid-2003.

Administrative and general expenses increased $3.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to increased expenses from Avista Utilities, Avista Advantage and the Other business segment, partially offset by decreased expenses for Energy Marketing and Resource Management. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expenses and professional fees. The increase for Avista Utilities primarily reflects an increase in labor costs and other employee related expenses. The increase for Avista Advantage was primarily due to the settlement of an employment contract. The increase for the Other business segment primarily reflects the accrual of an environmental liability at Avista Development.

Depreciation and amortization increased $0.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to utility plant additions at Avista Utilities and the resulting increase in depreciation expense as well as the consolidation of WP Funding LP under FIN 46 and the resulting inclusion of depreciation expense of the Rathdrum Power Plant. This was partially offset by a correction at Avista Utilities for overstated depreciation expense in prior periods recorded during the first quarter of 2004. Coyote Springs 2 was placed into service in mid-2003 and increased depreciation expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Taxes other than income taxes increased $3.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to increased retail revenues and related taxes for Avista Utilities.

Interest expense (including interest expense to affiliated trusts) increased $0.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the inclusion of the interest expense on $54.6 million of debt of WP Funding LP, which is now consolidated as required by FIN 46, as well as the inclusion of preferred stock dividends as interest expense in accordance with SFAS No. 150, partially offset by a decrease in interest expense other than preferred stock dividends due to the repurchase of higher cost debt. Preferred stock dividends of $1.1 million, distributed prior to the adoption of SFAS No. 150 on July 1, 2003, were classified as a separate line item in the Consolidated Statement of Income for the nine months ended September 30, 2003. From January 1, 2004 through November 1, 2004, the Company repurchased $36.6 million of long-term debt. Excluding the effects of FIN 46 and SFAS No. 150, the Company expects interest expense to decline in 2004 due to the effect of previous debt repurchases. The Company also expects interest expense to decline due to the April 2004 issuance of $61.9 million of 6.5 percent Junior Subordinated Debt Securities and the associated redemption of $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures.

AVISTA CORPORATION

Capitalized interest increased $0.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This was primarily due to increased construction activity at Avista Utilities and higher average construction work in progress balances.

Other income-net increased $2.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to increased income in 2004 on certain investments in the Other business segment and gains on the disposition of assets in 2004 compared to losses in 2003.

Income taxes decreased $17.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to decreased income before income taxes. The effective tax rate was 42.0 percent for the nine months ended September 30, 2004 compared to 43.3 percent for the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, the Other business segment recorded as a cumulative effect of accounting change a charge of $0.5 million related to the implementation of FIN 46, which required Avista Ventures to consolidate several minor entities.

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

Avista Utilities

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

The net loss for Avista Utilities was $7.3 million for the three months ended September 30, 2004 compared to net income of $0.9 million for the three months ended September 30, 2003. Avista Utilities’ income from operations was $8.4 million for the three months ended September 30, 2004 compared to $22.5 million for the three months ended September 30, 2003. This decrease was primarily due to the IPUC related write-offs of $14.7 million ($9.6 million, net of taxes). Excluding the IPUC related write-offs, net income and income from operations increased due to an increase in gross margin, partially offset by an increase in operations and maintenance and administrative and general expenses.

The following table presents Avista Utilities’ gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003
Operating revenues	$164,896	$164,010	$33,696	$26,978	$198,592	$190,988
Resource costs	86,764	79,980	21,292	15,584	108,056	95,564
Gross margin	$78,132	$84,030	$12,404	$11,394	$90,536	$95,424

Avista Utilities’ operating revenues increased $7.6 million and resource costs increased $12.5 million, which resulted in a decrease of $4.9 million in gross margin for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The gross margin on electric sales decreased $5.9 million and the gross margin on natural gas sales increased $1.0 million. The decrease in the gross margin on electric sales was primarily due to the IPUC’s disallowance of $12.3 million of deferred power costs, partially offset by increased sales volumes from increased air conditioning loads in July and August as compared to the prior year. The increase in the gross margin on natural gas sales was primarily due to the Oregon natural gas rate increase implemented in the fourth quarter of 2003, as well as increased therm sales due to colder weather in September 2004.

AVISTA CORPORATION

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003
Residential	$46,628	$44,028	755	712
Commercial	53,013	52,050	777	762
Industrial	23,709	23,099	542	545
Public street and highway lighting	1,206	1,186	6	6
Total retail	124,556	120,363	2,080	2,025
Wholesale	15,012	18,673	326	330
Sales of fuel	19,569	20,198	—	—
Other	5,759	4,776	—	—
Total	$164,896	$164,010	2,406	2,355

Retail electric revenues increased $4.2 million for the three months ended September 30, 2004 from the three months ended September 30, 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $3.3 million) and partially due to an increase in revenue per MWh (increased revenues $0.9 million). The increase in total MWh sales appears to be due to increased air conditioning loads in July and August and increased heating loads in September as well as customer growth.

Wholesale electric revenues decreased $3.7 million primarily due to the implementation of EITF Issue No. 03-11, which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately $7.0 million for the third quarter of 2004 as compared to the third quarter of 2003. The remaining change in wholesale revenues reflects higher sales volumes, partially offset by a decrease in average wholesale prices.

Sales of fuel decreased $0.6 million as a result of natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units. The decrease in sales of fuel is consistent with a decrease in other fuel costs with the expiration of fuel contracts.

Other electric revenues increased $1.0 million primarily due to increased transmission revenues.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the three months ended September 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003
Residential	$17,327	$13,855	15,732	13,966
Commercial	11,706	9,164	13,764	12,143
Industrial	2,043	1,500	2,997	2,967
Total retail	31,076	24,519	32,493	29,076
Transportation	1,748	1,572	32,633	27,787
Other	872	887	1,833	1,649
Total	$33,696	$26,978	66,959	58,512

Natural gas revenues increased $6.7 million for the three months ended September 30, 2004 from the three months ended September 30, 2003 primarily due to an increase in retail sales volumes, as well as an increase in retail rates. The $6.6 million increase in retail natural gas revenues was due to an increase in volumes (increased revenues $3.3 million) and an increase in retail rates (increased revenues $3.3 million). During the fourth quarter of 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs as well as a general rate increase in Oregon. The increase in total therms sold was a result of colder weather during September 2004 as compared to September 2003, and partially due to customer growth.

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers as well as heating degree days for the three months ended September 30:
	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003
Residential	287,912	283,106	267,285	260,004
Commercial	36,780	36,299	31,831	31,190
Industrial	1,421	1,418	315	312
Public street and highway lighting	414	429	—	—
Total retail	326,527	321,252	299,431	291,506
Wholesale	45	44	—	—
Transportation	—	—	76	82
Total customers	326,572	321,296	299,507	291,588
Heating degree days (1):
Spokane, Washington
Actual			254	161
30 year average (2)			282	282
Medford, Oregon
Actual			61	36
30 year average (2)			139	139

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).
(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the three months ended September 30 (dollars in thousands):

	2004	2003
Electric resource costs:
Power purchased	$44,444	$41,348
Power cost deferrals, net	(1,437)	(6,844)
Fuel for generation	9,263	17,040
Other fuel costs	22,289	24,868
Other regulatory amortizations, net	(2,030)	(1,560)
Other electric resource costs	14,235	5,128
Total electric resource costs	86,764	79,980
Natural gas resource costs:
Natural gas purchased	23,133	19,310
Natural gas cost deferrals, net	(1,899)	(3,780)
Other regulatory amortizations, net	58	54
Total natural gas resource costs	21,292	15,584
Total resource costs	$108,056	$95,564

Power purchased for the three months ended September 30, 2004 increased $3.1 million compared to the three months ended September 30, 2003 due to an increase in the price of power purchases (increased costs $3.2 million) and an increase in the volume of power purchases (increased costs $6.9 million), partially offset by the effects of EITF Issue No. 03-11 (decreased costs by $7.0 million).

The net deferral power costs was $1.4 million for the three months ended September 30, 2004 compared to net deferrals of $6.8 million for the three months ended September 30, 2003. During the three months ended September 30, 2004, Avista Utilities recovered (collected as revenue) $6.4 million of previously deferred power costs in Washington and $6.1 million in Idaho. During the three months ended September 30, 2004, Avista Utilities deferred $8.0 million of power costs in Washington and $5.9 million in Idaho.

Fuel for generation for the three months ended September 30, 2004 decreased $7.8 million compared to the three months ended September 30, 2003 primarily due to a decrease in thermal generation.

AVISTA CORPORATION

Other fuel costs for the three months ended September 30, 2004 decreased $2.6 million compared to the three months ended September 30, 2003. This natural gas was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the expiration of fuel contracts.

Other electric resource costs for the three months ended September 30, 2004 increased $9.1 million compared to the three months ended September 30, 2003 primarily due to the IPUC’s disallowance of $12.3 million of deferred power costs.

The expense for natural gas purchased for the three months ended September 30, 2004 increased $3.8 million compared to the three months ended September 30, 2003 due to an increase in total therms purchased (increased costs $3.2 million) consistent with an increase in natural gas sales, as well as an increase in the cost of natural gas (increased costs $0.6 million). During the three months ended September 30, 2004, Avista Utilities had $1.9 million of net deferrals of natural gas costs compared to $3.8 million for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net income for Avista Utilities was $12.6 million for the nine months ended September 30, 2004 compared to $19.9 million for the nine months ended September 30, 2003. Avista Utilities’ income from operations was $83.8 million for the nine months ended September 30, 2004 compared to $100.4 million for the nine months ended September 30, 2003. This decrease was primarily due to the IPUC related write-offs of $14.7 million ($9.6 million, net of taxes).

The following table presents Avista Utilities’ gross margin for the nine months ended September 30 (dollars in thousands):
	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003
Operating revenues	$488,411	$484,126	$200,332	$173,224	$688,743	$657,350
Resource costs	223,933	218,742	132,496	111,728	356,429	330,470
Gross margin	$264,478	$265,384	$67,836	$61,496	$332,314	$326,880

Avista Utilities’ operating revenues increased $31.4 million and resource costs increased $26.0 million, which resulted in an increase of $5.4 million in gross margin for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The gross margin on natural gas sales increased $6.3 million and the gross margin on electric sales decreased $0.9 million. The increase in the gross margin on natural gas sales was primarily due to the Oregon natural gas rate increase implemented in the fourth quarter of 2003 and partially due to an increase in retail customer usage. Primarily due to colder weather during the first quarter of 2004 and partially due to customer growth, total retail therm sales increased by 3 percent. The decrease in electric gross margin was primarily due to the IPUC’s disallowance of $12.3 million in deferred power costs, partially offset by increased customer usage due to colder weather during the first quarter of 2004 and increased air conditioning loads during July and August of 2004 as well as customer growth.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003
Residential	$151,078	$145,710	2,408	2,337
Commercial	151,425	149,204	2,182	2,158
Industrial	68,054	56,932	1,567	1,285
Public street and highway lighting	3,613	3,564	19	19
Total retail	374,170	355,410	6,176	5,799
Wholesale	40,514	60,139	1,079	1,740
Sales of fuel	58,926	55,685	—	—
Other	14,801	12,892	—	—
Total	$488,411	$484,126	7,255	7,539

AVISTA CORPORATION

Retail electric revenues increased $18.8 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $22.8 million), partially offset by a decrease in revenue per MWh (decreased revenues $4.0 million). The weather was colder than 2003 during the first quarter of 2004 which increased MWh sales. This was partially offset by a warmer second quarter of 2004 as compared to 2003. In July and August of 2004, Avista Utilities had increased air conditioning loads as compared to the prior year and September was colder than the prior, which increased revenues for the third quarter of 2004 as compared to 2003. The increase in total MWhs sold and corresponding revenues was also due to the Potlatch Corporation contract, which was entered into during mid-2003. The decrease in revenue per MWh was primarily due to a slight change in revenue mix with a greater percentage of revenues from industrial sales. The increase in industrial revenues was primarily due to the Potlatch Corporation contract.

Wholesale electric revenues decreased $19.6 million primarily due to the implementation of EITF Issue No. 03-11, which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately $20.4 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The remaining change in wholesale revenues reflects an increase in higher average sales prices, partially offset by a decrease in wholesale sales volumes.

Sales of fuel increased $3.2 million as a result of natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units.

Other electric revenues increased $1.9 million primarily due to increased transmission revenues.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the nine months ended September 30 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003
Residential	$119,993	$103,109	128,971	125,334
Commercial	65,507	56,555	80,326	78,801
Industrial	6,126	4,512	9,111	8,134
Total retail	191,626	164,176	218,408	212,269
Wholesale	116	—	245	—
Transportation	6,036	6,299	110,001	108,864
Other	2,554	2,749	2,676	2,565
Total	$200,332	$173,224	331,330	323,698

Natural gas revenues increased $27.1 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 primarily due to an increase in retail natural gas rates and sales volumes. The $27.5 million increase in retail natural gas revenues was due to an increase in retail rates (increased revenues $22.1 million) and an increase in volumes (increased revenues $5.4 million). During the fourth quarter of 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. Also, during the fourth quarter of 2003, a general natural gas rate increase was implemented in Oregon. The increase in total therms sold was primarily a result of colder weather during the first quarter of 2004 as compared to the first quarter of 2003, as well as customer growth. This was partially offset by warmer weather in the second quarter of 2004 as compared to the second quarter of 2003. Colder weather during September 2004 as compared to September 2003 increased total therms sold during the third quarter of 2004 as compared to 2003.

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers as well as heating degree days for the nine months ended September 30:

	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003
Residential	287,477	282,640	267,423	260,029
Commercial	36,650	36,231	31,847	31,256
Industrial	1,415	1,414	312	309
Public street and highway lighting	419	419	—	—
Total retail	325,961	320,704	299,582	291,594
Wholesale	41	50	1	—
Transportation	—	—	81	85
Total customers	326,002	320,754	299,664	291,679
Heating degree days (1):
Spokane, Washington
Actual			3,957	3,794
30 year average (2)			4,201	4,201
Medford, Oregon
Actual			2,221	2,504
30 year average (2)			2,807	2,807

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).
(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the nine months ended September 30 (dollars in thousands):

	2004	2003
Electric resource costs:
Power purchased	$111,398	$105,305
Power cost amortizations, net	10,643	4,355
Fuel for generation	20,790	25,360
Other fuel costs	67,284	77,685
Other regulatory amortizations, net	(6,673)	(5,955)
Other electric resource costs	20,491	11,992
Total electric resource costs	223,933	218,742
Natural gas resource costs:
Natural gas purchased	142,020	117,262
Natural gas cost deferrals, net	(9,697)	(5,698)
Other regulatory amortizations, net	173	164
Total natural gas resource costs	132,496	111,728
Total resource costs	$356,429	$330,470

Power purchased for the nine months ended September 30, 2004 increased $6.1 million compared to the nine months ended September 30, 2003, due to an increase in the price of power purchases (increased costs $10.8 million) and an increase in the volume of power purchases (increased costs $15.7 million), partially offset by the effects of EITF Issue No. 03-11 (decreased costs by $20.4 million).

Net amortization of deferred power costs was $10.6 million for the nine months ended September 30, 2004 compared to $4.4 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, Avista Utilities recovered (collected as revenue) $19.7 million of previously deferred power costs in Washington and $20.8 million in Idaho. During the nine months ended September 30, 2004, Avista Utilities deferred $11.8 million of power costs in Washington and $17.6 million in Idaho.

Fuel for generation for the nine months ended September 30, 2004 decreased $4.6 million compared to the nine months ended September 30, 2003 primarily due to a decrease in thermal generation, partially offset by an increase in fuel prices.

AVISTA CORPORATION

Other fuel costs for the nine months ended September 30, 2004 decreased $10.4 million compared to the nine months ended September 30, 2003. This natural gas was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the expiration of fuel contracts.

Other electric resource costs for the nine months ended September 30, 2004 increased $8.5 million compared to the nine months ended September 30, 2003 primarily due to the IPUC’s disallowance of $12.3 million of deferred power costs.

The expense for natural gas purchased for the nine months ended September 30, 2004 increased $24.8 million compared to the nine months ended September 30, 2003 due to an increase in the cost of natural gas (increased costs $18.6 million) and an increase in total therms purchased (increased costs $6.2 million) consistent with an increase in natural gas sales. During the nine months ended September 30, 2004, Avista Utilities had $9.7 million of net deferrals of natural gas costs compared to $5.7 million for the nine months ended September 30, 2003.

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

The following table presents Avista Energy’s net realized gains and net unrealized gains (losses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net realized gains	$10,748	$7,034	$31,302	$62,268
Net unrealized gains (losses)	(3,131)	5,740	(6,574)	(10,997)
Total gross margin (operating revenues less resource costs)	$7,617	$12,774	$24,728	$51,271

AVISTA CORPORATION

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Energy Marketing and Resource Management had a net loss of $1.2 million for the three months ended September 30, 2004, compared to net income of $4.8 million for the three months ended September 30, 2003. This decrease was primarily due to asset impairment charges recorded by Avista Power of $5.1 million ($3.3 million, net of taxes) and partially due to a decrease in gross margin for Avista Energy. Operating revenues decreased $3.6 million and resource costs increased $1.5 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Avista Energy’s gross margin (operating revenues less resource costs) was $7.6 million for the three months ended September 30, 2004 compared to $12.8 million for the three months ended September 30, 2003. The decrease in net income and gross margin for Avista Energy was partially due to increases in natural gas prices during the latter part of the third quarter that were unfavorable for certain short-term positions.

Net realized gains increased to $10.7 million for the three months ended September 30, 2004 from $7.0 million for the three months ended September 30, 2003. Net realized gains represent the net gains on contracts that have settled. The increase in net realized gains was due to increased gains on physical electric transactions, partially offset by a decrease in the gains on physical natural gas transactions, decreased gains on settled financial transactions and increased losses on settled foreign currency transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $3.1 million for the three months ended September 30, 2004 compared to a net unrealized gain of $5.7 million for the three months ended September 30, 2003.

Avista Energy is impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. Avista Energy hedges the value of natural gas storage with financial and physical sales, effectively locking in a margin on storage. However, accounting rules require the natural gas storage to be carried at the lower of cost or market, while the sales contracts (which are derivatives) are marked-to-market using forward price curves. Changes in forward price curves result in income or losses on the derivative sales contracts, but do not affect the booked values for gas inventory. Therefore, when the month end forward price curves change disproportionately to the cost of natural gas inventory, Avista Energy experiences earnings volatility. During the third quarter of 2004, natural gas prices increased disproportionately to the prior months’ natural gas prices, and negatively impacted Avista Energy’s earnings. The earnings volatility, as well as the mark-to-market losses, associated with the 2004/2005 natural gas storage cycle and the applicable accounting rules discussed above should reverse by the end of the first quarter of 2005, but no later than when the natural gas has been withdrawn from storage. The accounting treatment does not impact the underlying cash flows or economics of these transactions.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Energy Marketing and Resource Management’s net income was $3.8 million for the nine months ended September 30, 2004, compared to net income before the cumulative effect of accounting change of $21.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. Results for the nine months ended September 30, 2004 were negatively impacted by the asset impairment charge recorded at Avista Power. In addition, Avista Energy’s earnings were negatively impacted for the nine months ended September 30, 2004 by the natural gas storage cycle described above.

Avista Energy’s gross margin (operating revenues less resource costs) was $24.7 million for the nine months ended September 30, 2004 compared to $51.3 million for the nine months ended September 30, 2003. The decrease in gross margin was primarily due to the transition to SFAS No. 133 and the settlement with Enron affiliates in 2003. The transition to SFAS No. 133 resulted in certain contracts with net estimated unrecognized losses of $8.2 million for the nine months ended September 30, 2003 not being accounted for at market value. These contracts that are not accounted for at market value were economically hedged by certain other contracts with net unrealized gains for the nine months ended September 30, 2003 that are considered derivatives under SFAS No. 133, and as such were recorded at market value with a positive effect on gross margin. The positive effect of the transition to SFAS No. 133 is reversed in future periods as market values change or the contracts are settled and realized. During September 2003, Avista Energy implemented hedge accounting for certain transactions. This has partially mitigated the effects from the transition to SFAS No. 133 and reduced the volatility of reporting earnings on a prospective basis. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive effect of $8.4 million on gross margin for the nine months ended September 30, 2003.

AVISTA CORPORATION

Net realized gains decreased to $31.3 million for the nine months ended September 30, 2004 from $62.3 million for the nine months ended September 30, 2003. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was due to a decrease in the gains on physical natural gas transactions, the settlement with Enron affiliates in the prior year, decreased gains on settled financial transactions and decreased gains on settled foreign currency transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $6.6 million for the nine months ended September 30, 2004 compared to a net unrealized loss of $11.0 million for the nine months ended September 30, 2003. The change in the net unrealized loss was primarily due to the transition to SFAS No. 133 described above. The decrease in the net unrealized loss was also due to the settlement of contracts and the realization of previously unrealized gains during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the change in the total unrealized gain attributable to market prices and other market changes was $23.0 million, a decrease from $51.0 million for the nine months ended September 30, 2003.

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the nine months ended September 30, 2004 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)
Fair value of contracts as of December 31, 2003	$63,573	$10,089	$73,662
Less contracts settled during 2004 (1)	(58,543)	27,240	(31,303)
Fair value of new contracts when entered into during 2004(2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	1,102	—	1,102
Change in fair value attributable to market prices and other market changes	51,289	(28,245)	23,044
Fair value of contracts as of September 30, 2004	$57,421	$9,084	$66,505

(1)	Contracts settled during the nine months ended September 30, 2004 include those contracts that were open in 2003 but settled during the nine months ended September 30, 2004 as well as new contracts entered into and settled during the nine months ended September 30, 2004. Amount represents realized gains and losses associated with these settled transactions.
(2)	Avista Energy has not entered into any origination transactions during the nine months ended September 30, 2004 in which dealer profit or mark-to-market gain or loss was recorded at inception.
(3)	During the nine months ended September 30, 2004, Avista Energy refined its methodology used to discount forward settled natural gas and electricity contracts in order to reflect interest rate risk during varying settlement periods.

AVISTA CORPORATION

The following table summarizes information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of September 30, 2004 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total
Electric assets (liabilities), net
Prices from other external sources(1)	$18,360	$31,604	$—	$—	$49,964
Fair value based on valuation models (2)	(1,400)	4,964	10,898	(7,005)	7,457
Total electric assets (liabilities), net	$16,960	$36,568	$10,898	$(7,005)	$57,421
Natural gas assets (liabilities), net
Prices from other external sources (1)	$2,888	$5,858	$—	$—	$8,746
Fair value based on valuation models (3)	(889)	(247)	1,409	65	338
Total natural gas assets (liabilities), net	$1,999	$5,611	$1,409	$65	$9,084

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. For electric assets and liabilities, these market quotes are generally available through two years. For natural gas assets and liabilities, these market quotes are generally available through three years.
(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than two years, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.
(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than three years, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices through seven years, as well as basis spreads using historical and broker estimates. After seven years, an escalation is used to estimate the valuation.

Avista Advantage

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Avista Advantage had net income of $0.4 million for the three months ended September 30, 2004 compared to a net loss of $0.3 million for the three months ended September 30, 2003. Operating revenues for Avista Advantage increased $1.0 million as compared to the three months ended September 30, 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had an 11 percent increase in the number of billed sites as of September 30, 2004 as compared to September 30, 2003. Operating expenses were consistent with the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Avista Advantage had net income of less than $0.1 million for the nine months ended September 30, 2004 compared to a net loss of $1.2 million for the nine months ended September 30, 2003. Operating revenues for Avista Advantage increased $2.1 million and operating expenses increased $0.1 million as compared to the nine months ended September 30, 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. The increase in operating expenses reflects the settlement of an employment contract, partially offset by improved efficiencies and a focus on reducing operating expenses.

AVISTA CORPORATION

Other

The Other business segment includes Avista Ventures (including AM&D), Pentzer, Avista Development and certain other operations of Avista Capital.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

The net loss from this business segment was $1.6 million for the three months ended September 30, 2004, compared to $1.1 million for the three months ended September 30, 2003. The increase in the net loss was primarily due to the accrual of an environmental liability at Avista Development, partially offset by a decrease in the loss from AM&D and from certain investments of Avista Ventures. Operating revenues from this business segment increased $1.1 million and operating expenses increased $1.9 million, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The consolidation of several minor entities pursuant to FIN 46 contributed to the increase in operating revenues and operating expenses. The loss from AM&D decreased to $0.4 million for the three months ended September 30, 2004 from $0.6 million for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

The net loss from this business segment was $3.4 million (excluding the cumulative effect of accounting change) for the nine months ended September 30, 2004, compared to $4.3 million for the nine months ended September 30, 2003. The decrease in the net loss was primarily due to a decrease in the loss from AM&D as well as certain other investments of Avista Ventures, partially offset by the accrual of an environmental liability at Avista Development. Operating revenues from this business segment increased $2.0 million and operating expenses increased $2.5 million, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The consolidation of several minor entities pursuant to FIN 46 contributed to the increase in operating revenues and operating expenses. The loss from AM&D decreased to $0.7 million for the nine months ended September 30, 2004 from $1.8 million for the nine months ended September 30, 2003.

Discontinued Operations

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As such, these operations are reported as a discontinued operation. The loss from discontinued operations for the nine months ended September 30, 2004 represents both operating and impairment losses for Avista Labs.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $58.8 million for the nine months ended September 30, 2004 compared to $81.1 million for the nine months ended September 30, 2003. The primary reason for the decrease in net cash provided by continuing operating activities was net cash used in working capital components, as well as a decrease in net income of $16.8 million. Net cash used in working capital components was $68.9 million for the nine months ended September 30, 2004, compared to net cash provided of $5.6 million for the nine months ended September 30, 2003. The net cash used for the nine months ended September 30, 2004 primarily reflects a net decrease in deposits from counterparties (representing the return of collateral funds), a net decrease in accounts payable (representing cash paid to vendors) and a net decrease in the balance outstanding under the Company’s revolving accounts receivable financing facility. This was partially offset by a net decrease in accounts receivable (representing cash received from customers). The net cash provided for the nine months ended September 30, 2003 reflects a net decrease in accounts receivable and a net increase in deposits from counterparties and other current liabilities, partially offset by a net decrease in accounts payable, a reduction in the amount sold under the revolving accounts receivable financing facility as well as a net increase in restricted cash. Significant non-cash items for the nine months ended September 30, 2004 include the write-off and impairment of assets totaling $19.8 million, which is comprised of $12.3 million of deferred power costs, $2.4 million of utility plant costs pursuant to the IPUC rate order and asset impairment charges of $5.1 million at Avista Power. The net sales of securities held for trading of $18.9 million (sales of $34.2 million and purchases of $15.3 million) for the nine months ended September 30, 2004 represents the investment of cash held at Avista Energy in short-term instruments.

Continuing Investing Activities Net cash used in continuing investing activities was $76.4 million for the nine months ended September 30, 2004, an increase compared to $68.8 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in utility property capital expenditures.

Continuing Financing Activities Net cash used in continuing financing activities was $3.9 million for the nine months ended September 30, 2004 compared to $28.9 million for the nine months ended September 30, 2003. This decrease was primarily due to a reduction in redemptions and maturities of long-term debt and an increase in short-term borrowings. During the nine months ended September 30, 2004, short-term borrowings increased $90.0 million, which primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit to fund debt repurchases, maturing debt and operating needs including increased costs for power and natural gas purchases. During the nine months ended September 30, 2004, the Company repurchased $36.6 million of long-term debt scheduled to mature in future years at a total premium of $6.7 million, and $29.9 million of debt matured. During the nine months ended September 30, 2004, the Company had $61.9 million of cash inflows and outflows related to the issuance and redemption of long-term debt to affiliated trusts.

During the nine months ended September 30, 2003, short-term borrowings increased $55.5 million, the Company repurchased $52.5 million of long-term debt scheduled to mature in future years, and $57.1 million of long-term debt matured. In September 2003, the Company issued $45.0 million (net proceeds of $44.8 million) of 6.125 percent First Mortgage Bonds due in 2013. The increase in short-term borrowings primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. The overall decrease in borrowings during the nine months ended September 30, 2003 reflected positive cash flows from operations.

Overall Liquidity

The Company's consolidated operating cash flows are primarily derived from the operations of Avista Utilities and Avista Energy. The primary source of operating cash flows for Avista Utilities is revenues (including the recovery of previously deferred power and natural gas costs) from sales of electricity and natural gas. Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, taxes and interest. The primary source and use of operating cash flows for Avista Energy is revenues and costs from realized energy commodity transactions as well as cash collateral deposited to or held from counterparties. Significant operating cash outflows for Avista Energy also include other operating expenses and taxes.

Operating cash flows do not always fully support the capital expenditure needs of Avista Utilities. As such, from time to time, the Company may need to access capital markets in order to fund these needs as well as fund maturing debt. See further discussion at “Capital Resources.”

AVISTA CORPORATION

Since 2002, the Company’s overall liquidity has improved compared to 2001. The general electric rate case order issued by the WUTC in June 2002 is allowing the Company to continue to improve its liquidity. The general electric rate case order provided for the restructuring and continuation of previously approved rate increases totaling 31.2 percent. In 2003, the Company received a general rate increase, designed to increase annual revenues by $6.3 million in Oregon. In September 2004, the Company received general rate increases, designed to increase annual revenues by $28.0 million for electric and natural gas service in Idaho. See further details in the section “Avista Utilities - Regulatory Matters.”

The Company designs operating budgets to control operating costs and capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to fund high power and natural gas costs in addition to these continuing requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow and other sources of funds, since 2002 through November 1, 2004, the Company has repurchased $292.7 million of long-term debt.

When Avista Utilities’ power and natural gas costs exceed the levels currently recovered from retail customers, its net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Forecasts as of October 2004 indicate that hydroelectric generation will be approximately 92 percent of normal in 2004. This will result in increased cash requirements of approximately $30 million for 2004 to purchase power to serve Avista Utilities’ loads. However, Avista Utilities believes that it has adequate liquidity through cash flows generated from operations and funds available under its $350.0 million committed line of credit to meet increased cash requirements for purchased power due to below normal hydroelectric conditions.

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

In October 2004, the Company entered into an agreement to purchase Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million, subject to closing adjustments. See “Note 15 of the Notes to Consolidated Financial Statements” for further information.

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The agreed upon cash purchase price for the properties is approximately $15 million, subject to closing adjustments. See “Note 14 of the Notes to Consolidated Financial Statements” for further information.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003
		Percent		Percent
	Amount	of total	Amount	of total
Current portion of long-term debt	$10,821	0.6%	$29,711	1.5%
Short-term borrowings	170,513	8.7	80,525	4.2
Long-term debt to affiliated trusts	113,403	5.8	113,403	5.9
Long-term debt	886,724	45.3	925,012	47.9
Total debt	1,181,461	60.4	1,148,651	59.5
Preferred stock-cumulative (including current portion)	29,750	1.5	31,500	1.6
Total liabilities	1,211,211	61.9	1,180,151	61.1
Common equity	745,453	38.1	751,252	38.9
Total	$1,956,664	100.0%	$1,931,403	100.0%

AVISTA CORPORATION

The Company’s total debt increased from December 31, 2003 to September 30, 2004 due to an increase in short-term borrowings and the adoption of FIN 46 (see Note 2 of the Notes to Consolidated Financial Statements), which increased long-term debt due to the consolidation of several minor entities, partially offset by the repurchase and maturity of long-term debt. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company's consolidated common equity decreased $5.8 million during the nine months ended September 30, 2004 primarily due to dividends and other comprehensive loss, partially offset by net income and the issuance of common stock through the Dividend Reinvestment Plan.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company's primary sources of funds for operating needs, dividends and capital expenditures for the remainder of 2004 and 2005. Borrowings under Avista Corp.’s committed line of credit may supplement these funds to the extent necessary.

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

On May 6, 2004, the Company amended its committed line of credit with various banks to increase the available amount to $350.0 million from $245.0 million and extend the expiration date to May 5, 2005. The increase in the committed line of credit provides enhanced financial flexibility, including available credit for the seasonal requirements anticipated as natural gas procurement functions are moved from Avista Energy to Avista Utilities. The Company can request the issuance of up to $125.0 million in letters of credit under the committed line of credit. As of September 30, 2004 and December 31, 2003, the Company had $170.0 million and $80.0 million, respectively, of borrowings outstanding under this committed line of credit. As of September 30, 2004 and December 31, 2003, there were $10.1 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable first mortgage bonds of the Company issued to the agent bank. Such first mortgage bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of September 30, 2004, the Company was in compliance with this covenant with a ratio of 60.4 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending September 30, 2004 to be greater than 1.6 to 1. As of September 30, 2004, the Company was in compliance with this covenant with a ratio of 2.26 to 1.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of September 30, 2004, Avista Corp. and its significant subsidiaries were in compliance with the covenants of all of their financing agreements.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds contains limitations on the amount of First Mortgage Bonds that may be issued based on, among other things, a 70 percent debt-to-collateral ratio, and/or retired First Mortgage Bonds, and a 2.00 to 1 net earnings to First Mortgage Bond interest ratio. Under various financing agreements, the Company is also restricted as to the amount of additional First Mortgage Bonds that it can issue. As of September 30, 2004, the Company could issue $93.1 million of additional First Mortgage Bonds under the most restrictive of these financing agreements.

AVISTA CORPORATION

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statements filed by the Company.

In July and August 2004, Avista Corp. entered into two forward-starting interest rate swap agreements, totaling $150.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund maturing debt in 2007 and 2008, respectively. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009, respectively. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008, respectively. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of September 30, 2004, Avista Corp. had a derivative liability of $5.1 million. An unrealized loss of $3.3 million (net of taxes of $1.8 million) was recorded in other comprehensive loss for the three and nine months ended September 30, 2004, which is reflected as component of Accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income.

Inter-Company Debt

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and obtains borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and obtains borrowings from, its subsidiaries. As of September 30, 2004, Avista Corp. held a short-term subordinated note receivable from Avista Capital in the principal amount of $40.0 million. In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

Credit Ratings

The Company’s credit ratings were downgraded during the fourth quarter of 2001 resulting in an overall corporate credit rating that is below investment grade. The downgrade was due to liquidity concerns primarily related to the significant amount of purchased power and natural gas costs incurred and the resulting increase in debt levels and debt service costs. The following table summarizes the Company’s credit ratings as of November 1, 2004:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II*
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III*
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Stable	Stable

*Only assets are subordinated debentures of Avista Corporation.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser's cost of issuing commercial paper equal in value to the interests in receivables sold. As of September 30, 2004 and December 31, 2003, $39.0 million and $72.0 million, respectively, in accounts receivables were sold under this revolving agreement. This agreement provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs.

Pension Plan

As of September 30, 2004, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The Company made $12 million in cash contributions to the pension plan in 2003. The Company has contributed $15 million to the pension plan in 2004. No further contributions are planned for the remainder of 2004. The Company expects to make pension plan contributions for 2005 at a level similar to 2004.

Avista Utilities Operations

Cash deposits from other parties in the net amount of $19.0 million were returned during the nine months ended September 30, 2004 because of continuing portfolio value fluctuations with those parties or substitution of collateral.

The Company’s estimated capital expenditures for 2004 is $110 million. For 2005, the Company expects capital expenditures will be approximately $135 million.

In October 2004, the Company entered into an agreement to purchase Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million, subject to closing adjustments. The potential acquisition of 50 percent of Coyote Springs 2 was not included in 2004 or 2005 estimated capital expenditures. See “Note 15 of the Notes to Consolidated Financial Statements” for further information.

As of September 30, 2004, Avista Utilities had $5.2 million in cash and temporary investments.

See “Notes 5, 9, 10 and 11 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, Ltd., as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by Avista Energy’s assets. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of September 30, 2004. Letters of credit in the aggregate amount of $38.5 million were outstanding as of September 30, 2004. The cash deposits of Avista Energy at the respective banks collateralize $21.7 million of these letters of credit, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of September 30, 2004.

AVISTA CORPORATION

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $35.8 million as of September 30, 2004. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $403.7 million as of September 30, 2004.

As part of its on-going cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital's Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy's credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the nine months ended September 30, 2004, Avista Energy's maximum total outstanding short-term loan to Avista Capital was $40.1 million including accrued interest. As of September 30, 2004, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $19.4 million as of September 30, 2004, which is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $7.9 million as of September 30, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. This is a significant decrease from $78.8 million held at December 31, 2003. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of September 30, 2004, Avista Energy had $125.4 million in cash, including $25.8 million of restricted cash and $7.9 million of cash deposits from other parties. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the nine months ended September 30, 2004, Avista Energy paid $2.5 million of dividends to Avista Capital.

Contractual Obligations

During the nine months ended September 30, 2004, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2003 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities increased from $80.0 million as of December 31, 2003 to $170.0 million as of September 30, 2004.

The amount outstanding under Avista Utilities’ revolving accounts receivable sales financing facility decreased from $72.0 million as of December 31, 2003 to $39.0 million as of September 30, 2004. In April 2004, the revolving amount available for sale was reduced from $100.0 million to $85.0 million.

During the period from January 1, 2004 through November 1, 2004, the Company repurchased $36.6 million of long-term debt scheduled to mature in future years.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of September 30, 2004 (dollars in millions):

Year ended September 30,	2005	2006	2007	2008	2009	Thereafter
Energy purchase contracts	$692	$326	$185	$186	$178	$559

Avista Energy also has sales commitments related to these contractual obligations in future periods.

As of September 30, 2004, Avista Corp. did not have any commitments outstanding with equity triggers. Avista Corp. does not expect any material impact from rating triggers; although there are certain rating triggers for Avista Corp. primarily related to changes in pricing under certain financing agreements. A reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement.

AVISTA CORPORATION

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

Hydroelectric generation was 89 percent of normal in 2003. Forecasts as of October 2004 indicate that hydroelectric generation will be approximately 92 percent of normal in 2004. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities - Regulatory Matters.”

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

In addition to its asset management activities, Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks including commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities, which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. As of September 30, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California are fully offset by reserves for uncollected amounts and refunds. Avista Energy is pursuing recovery of the defaulted obligations. See “Power Market Issues” for further information with respect to the refund proceedings.

In connection with matching loads to available resources and optimizing the use of its assets, Avista Utilities engages in wholesale sales and purchases of electric capacity and energy and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities. Please refer to the 2003 Form 10-K for a description and analysis of commodity price, credit, other operating, interest rate and foreign currency risks.

AVISTA CORPORATION

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. See the 2003 Form 10-K for discussion of risk management policies and procedures.

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. See the 2003 Form 10-K for further discussion of the VAR model. Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.7 million as of September 30, 2004 and December 31, 2003. The average daily VAR for the nine months ended September 30, 2004 was $0.5 million. The high daily VAR was $0.8 million and the low daily VAR was $0.4 million during the nine months ended September 30, 2004. Avista Energy was in compliance with its one-day VAR limits during the nine months ended September 30, 2004. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

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

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Absent default, these covenants allow for the payment of dividends from Avista Energy to Avista Capital up to current earnings levels. During the nine months ended September 30, 2004, Avista Energy paid $2.5 million of dividends to Avista Capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Business Risk and Risk Management,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Energy Marketing and Resource Management-Energy trading activities and positions.”

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

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 13 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits Filed:

	12	Computation of ratio of earnings to fixed charges and preferred dividend requirements.

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

Exhibits Furnished:

	32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Furnished under items 7 and 12, dated July 28, 2004, with respect to 2004 second quarter and year-to-date earnings.

Filed under items 5 and 7, dated August 13, 2004, with respect to amendments to the Bylaws of Avista Corporation.

Filed under items 2.06, 8.01 and 9.01, dated September 8, 2004, with respect to an Idaho Public Utilities Commission order related to general electric and natural gas rate cases filed by Avista Corporation.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: November 5, 2004	By:	/s/ Malyn K. Malquist

Malyn K. Malquist Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

