Form 10-K
period 2004-12-31
AVISTA CORP
filed 2005-03-11
CIK 104918

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

     ☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

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

Yes       ☑       No       ☐

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

Yes       ☑       No       ☐

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $876,757,918 based on the last reported sale price thereof on the consolidated tape on June 30, 2004.

As of February 28, 2005, 48,473,059 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held May 12, 2005	Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

AVISTA CORPORATION

* = not an applicable item in the 2004 calendar year for the Company

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	- Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time

AFUDC	- Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period

AM&D	- Advanced Manufacturing and Development

APB	- Accounting Principles Board

Avista Advantage	- Avista Advantage, Inc., provider of utility bill processing, payment and information services to multi-site customers in North America, subsidiary of Avista Capital

Avista Capital	- Parent company to the Company’s non-utility businesses

Avista Corp.	- Avista Corporation, the Company

Avista Energy	- Avista Energy, Inc., an electricity and natural gas marketing, trading and resource management business, subsidiary of Avista Capital

Avista Utilities	- operating division of Avista Corp. comprising the regulated utility operations

BPA	- Bonneville Power Administration

Capacity	- the rate at which a particular generating source produces energy, measured in KW or MW

Cabinet Gorge	- the Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho

Colstrip	- the coal-fired Colstrip Generating Plant in southeastern Montana

Coyote Springs 2	- the natural gas-fired Coyote Springs 2 Generating Plant located near Boardman, Oregon

CPUC	- California Public Utilities Commission

CT	- Combustion turbine

Dekatherm	- Unit of measurement for natural gas; a dekatherm is equal to approximately one thousand cubic feet (volume) or 1,000,000 BTUs (energy)

DOE	- the State of Washington’s Department of Ecology

Energy	- the amount of electricity produced or consumed over a period of time, measured in KWH or MWH

EITF	- Emerging Issues Task Force

ERM	- the Energy Recovery Mechanism in the State of Washington

FASB	- Financial Accounting Standards Board

AVISTA CORPORATION

Acronym/Term	Meaning
FIN	- Financial Accounting Standards Board Interpretation

FERC	- Federal Energy Regulatory Commission

IPUC	- Idaho Public Utilities Commission

Jackson Prairie	- Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington

kV	- Kilovolt - a measure of capacity on transmission lines

Lancaster Project	- the natural gas-fired combined cycle combustion turbine plant located in northern Idaho that is 49 percent owned by Avista Power

KW, KWH	- Kilowatt or 1000 watts, kilowatt-hour or 1000 watt hours

MW, MWH	- Megawatt or 1000 KW, megawatt-hour or 1000 KWH

NERC	- North American Electricity Reliability Council

Noxon Rapids	- the Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana

OASIS	- Open Access Same-Time Information System

OPUC	- Oregon Public Utility Commission

PCA	- the Power Cost Adjustment mechanism in the State of Idaho

PLP	- Potentially liable party

PUD	- Public Utility District

PURPA	- the Public Utility Regulatory Policies Act of 1978

RTO	- Regional Transmission Organization

SFAS	- Statement of Financial Accounting Standards

Spokane River Project	- the five hydroelectric plants operating under one FERC license on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls)

Therm	- Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)

VAR	- Value-at-Risk, measures the expected risk of portfolio loss under hypothetical adverse price movements, over a given time interval within a given confidence level

Watt	- Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

WECC	- Western Electricity Coordinating Council

WUTC	- Washington Utilities and Transportation Commission

v

AVISTA CORPORATION

PART I

This Annual Report on Form 10-K contains forward-looking statements, which should be read with the cautionary statements and important factors included in this Annual Report on Form 10-K at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those that are identified by the use of words such as, but not limited to, “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “projects,” “predicts,” and similar expressions. Such statements are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corporation and many of which could have a significant impact on Avista Corporation’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

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

Item 1. Business

Company Overview

Avista Corp., incorporated in the State of Washington in 1889, is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. As of December 31, 2004, the Company employed approximately 1,485 people in its utility operations and approximately 485 people in its subsidiary businesses. The Company’s corporate headquarters are in Spokane, Washington, center of the Inland Northwest geographic region. Agriculture, mining and lumber were the primary industries in the Inland Northwest for many years; today health care, education, finance, electronic and other manufacturing, tourism and the service sectors are growing in importance.

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

The Company has four business segments – Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of December 31, 2004, the Company had common equity investments of $495.8 million and $257.4 million in Avista Utilities and Avista Capital, respectively.

Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations that started in 1889. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Utilities also engages in wholesale purchases and sales of electric capacity and energy. Avista Utilities expects to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. Avista Utilities expects to continue its modest, yet steady, combined growth of electric and natural gas customers of 2 to 3 percent per year, primarily from economic and population growth in its service territory. As part of Avista Utilities’ strategy to focus on its business in the northwestern United States, the Company has entered into an agreement to sell its natural gas distribution properties in South Lake Tahoe, California (see “Note 27 of the Notes to Consolidated Financial Statements”). Avista Utilities has operational strategies to have available resources sufficient to meet its energy requirements under a range of operating and weather conditions. In January 2005, the Company completed its acquisition of Mirant Oregon, LLC’s 50 percent ownership interest in the approximately 280 megawatt (MW) combined cycle natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) (see “Note 28 of the Notes to Consolidated Financial Statements”).

AVISTA CORPORATION

The Energy Marketing and Resource Management business segment is comprised of Avista Energy, Inc. (Avista Energy) and Avista Power, LLC (Avista Power). Avista Energy, which commenced operations in 1997, is an electricity and natural gas marketing, trading and resource management business, operating primarily in the Western Electricity Coordinating Council (WECC) geographical area, which is comprised of eleven Western states and the provinces of British Columbia and Alberta, Canada. Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada, Ltd. (Avista Energy Canada) is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 250 industrial and commercial customers that represent over 400 sites in British Columbia, Canada. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Power is an investor in certain generation assets, primarily its 49 percent interest in a 270 MW natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project), and owns a turbine and related equipment.

Avista Advantage, Inc. (Avista Advantage), which commenced operations in 1998, is a provider of utility bill processing, payment and information services to multi-site customers throughout North America. Its primary product lines include consolidated billing, resource accounting, energy analysis and load profiling services. Avista Advantage remains focused on increasing revenues, controlling operating expenses, continuously enhancing client satisfaction and developing complementary value-added services.

The Other business segment includes Avista Ventures, Inc. (Avista Ventures), Pentzer Corporation (Pentzer), Avista Development, Advanced Manufacturing and Development (AM&D) and certain other operations of Avista Capital. The Company continues to limit its future investment in the Other business segment. Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment.

The Company’s current business segments, and the companies included within them, are illustrated below:

☐ - denotes a business entity; Avista Advantage is also a business segment.

¡ - denotes business segment .

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

Avista Utilities provides electric distribution and transmission as well as natural gas distribution services in a 26,000 square mile area in eastern Washington and northern Idaho with a population of approximately 855,000. It also provides natural gas distribution service in a combined 4,000 square mile area in northeast and southwest Oregon and the South Lake Tahoe region of California with a population of approximately 500,000. At the end of 2004, Avista Utilities supplied retail electric service to a total of 331,000 customers and retail natural gas service to a total of 305,000 customers across its entire service territory. The Company has entered into an agreement to sell its natural gas distribution properties in the South Lake Tahoe region of California (see “Note 27 of the Notes to Consolidated Financial Statements”), an area with a population of approximately 35,000 and total customers of 18,750 at the end of 2004. See “Item 2. Properties” for further information with respect to Avista Utilities’ electric distribution and transmission assets, as well as natural gas distribution assets.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic and Load Growth” for information with respect to projected load growth in Avista Utilities service territory.

The Company has experienced a decrease in usage per customer for both electric and natural gas retail customers exclusive of weather related factors. This appears to be due to the conservation efforts of individual customers, improved efficiency of appliances, improved energy efficiency in new construction, as well as customer response to rate increases.

Electric Operations

In addition to providing electric distribution and transmission services, Avista Utilities generates electricity from facilities that it owns or controls. It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of electric resources to meet its retail and wholesale energy requirements under a range of operating conditions. See “Item 2. Properties” for further information with respect to generation properties. In addition to company-owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources.

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

Participants in the wholesale market include other utilities, federal power marketing agencies, energy marketing and trading companies, and independent power producers. The electric wholesale market continues to change with respect to the number and types of market participants involved, volume of buying and selling activity, price volatility, market liquidity, regulatory initiatives and challenges in regulatory and legal arenas, and credit strength by market participants. See “Industry Restructuring” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Competition, – Business Risk and – Risk Management” for more information.

Avista Utilities’ generation assets are interconnected through its transmission system and are operated on a coordinated basis to achieve a high level of load-serving capability and reliability. Avista Utilities offers transmission and ancillary services in eastern Washington, northern Idaho and western Montana. Avista Utilities’ Open Access Same-Time Information System (OASIS) is part of the Joint Transmission Services Information Network that covers much of the

AVISTA CORPORATION

United States. Transmission revenues, which are included in Other Electric Revenues at “Avista Utilities Operating Statistics – Electric Operations,” totaled $13.9 million, $11.6 million and $11.5 million for 2004, 2003 and 2002, respectively. Avista Utilities is currently in the process of expanding and enhancing its 230 kV transmission system, which Avista Utilities expects to be completed by the end of 2007.

Challenges facing Avista Utilities’ electric operations include, among other things, the timing and approval of the recovery of deferred power costs, changes in the availability of and volatility in the prices of power and fuel, generating unit availability, legislative and governmental regulations, potential tax law changes, customer response to price increases and surcharges, streamflows and weather conditions. See “Industry Restructuring,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risk and – Risk Management” and “Note 1 of Notes to Consolidated Financial Statements” for additional information.

Electric Requirements

The peak electric load requirement for 2004 was 2,220 MW (including retail native load of 1,766 MW, long-term wholesale obligations of 129 MW and short-term wholesale obligations of 325 MW). This peak occurred on January 5, 2004 at which time the maximum resource capacity available from Avista Utilities was 2,552 MW. The maximum resource capacity included 1,497 MW of company-owned electric generation, 167 MW of long-term hydroelectric contracts, 352 MW of other long-term wholesale purchases and 536 MW of short-term wholesale purchases. Variations in energy usage by Avista Utilities’ customers occur from year to year, from season to season and hour to hour as a result of varying weather conditions and other energy usage behaviors. This necessitates a continual balancing of loads and resources, and requires both purchases and sales of energy for annual, quarterly, monthly, daily and hourly periods in order to meet electric requirements and to prudently manage and optimize available resources.

Electric Resources

General Avista Utilities has a diverse electric resource mix of hydroelectric projects, thermal generating facilities, and power purchases and exchanges. At the end of 2004, Avista Utilities’ owned facilities had a total net capability of approximately 1,663 MW, of which 59 percent was hydroelectric and 41 percent was thermal. The addition of the remaining interest in Coyote Springs 2 changes Avista Utilities net capability mix to 54 percent hydroelectric and 46 percent thermal. See “Avista Utilities Operating Statistics – Electric Operations” for energy resource statistics.

Hydroelectric Resources Avista Utilities owns and operates six hydroelectric projects on the Spokane River and two hydroelectric projects on the Clark Fork River. See “Item 2. Properties” for detailed information with respect to hydroelectric facilities. Hydroelectric generation is Avista Utilities’ lowest cost source per megawatt-hour (MWh) of electricity and the availability of hydroelectric generation has a significant effect on its total power supply costs. Under normal streamflow and operating conditions, Avista Utilities projects that it would be able to meet approximately one-half of its total average electric requirements (both retail and long-term wholesale) with the combination of its own hydroelectric generation and long-term hydroelectric purchase contracts with certain Public Utility Districts (PUDs) in Washington state. Historically, under normal streamflow conditions, total hydroelectric resources (including resources purchased under long-term hydroelectric contracts) generate 550 average megawatts (aMW) (or 4.8 million MWhs) annually. Hydroelectric resources generated 523 aMW, 492 aMW and 553 aMW during 2004, 2003 and 2002, respectively. The streamflows to company-owned hydroelectric projects were 86 percent, 84 percent and 112 percent of normal in 2004, 2003 and 2002, respectively.

The following table shows Avista Utilities’ hydroelectric generation (in thousands of MWhs) during the years ended December 31:

	2004	2003	2002

Noxon Rapids	1,595	1,543	1,816
Cabinet Gorge	1,062	975	1,085
Post Falls	96	80	87
Upper Falls	71	67	75
Monroe Street	107	99	105
Nine Mile	135	122	126
Long Lake	511	465	511
Little Falls	212	189	205

Total company-owned hydroelectric generation	3,789	3,540	4,010
Long-term hydroelectric contracts with PUDs	794	775	837

Total hydroelectric generation	4,583	4,315	4,847

AVISTA CORPORATION

Thermal Resources At the end of 2004, Avista Utilities owned a 50 percent interest in Coyote Springs 2 located near Boardman, Oregon. In January 2005, the Company acquired the remaining 50 percent ownership interest in Coyote Springs 2 from Mirant Oregon, LLC. Avista Utilities owns a 15 percent interest in a twin-unit, coal-fired generating facility, the Colstrip 3 & 4 Generating Project (Colstrip) in southeastern Montana. Avista Utilities owns a wood-waste-fired generating facility known as the Kettle Falls Generating Station (Kettle Falls) in northeastern Washington and a two-unit natural gas-fired CT generating facility, located in northeast Spokane (Northeast CT). Avista Utilities leases and operates a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT). WP Funding LP, an entity that is included in Avista Corp.’s consolidated financial statements and included in the Avista Utilities business segment, owns the Rathdrum CT. In addition, Avista Utilities owns two small generating facilities (Boulder Park and Kettle Falls CT) that were placed into operation in 2002.

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

Kettle Falls’ primary fuel is wood-waste generated as a by-product and delivered by trucks from forest industry operations within 100 miles of the plant. Natural gas may be used as an alternate fuel. A combination of long-term contracts and spot purchases have provided, and are expected to meet, future fuel requirements for Kettle Falls.

The Northeast CT, Rathdrum CT, Boulder Park and Kettle Falls CT generating units are primarily used for peaking electric requirements and are also operated when marginal costs are below prevailing wholesale electric prices. These generating facilities have access to natural gas supplies that are adequate to meet their respective operating needs.

The following table shows Avista Utilities’ thermal generation (in thousands of MWhs) during the years ended December 31:

	2004	2003	2002

Coyote Springs 2 (1)	407	397	—
Colstrip	1,605	1,593	1,397
Kettle Falls	366	366	261
Northeast CT and Rathdrum CT	6	20	39
Boulder Park and Kettle Falls CT	24	22	17

Total thermal generation	2,408	2,398	1,714

(1) The Company owned 50 percent of Coyote Springs 2 as of December 31, 2004. In January 2005, the Company acquired the remaining 50 percent ownership interest in Coyote Springs 2 from Mirant Oregon, LLC. Coyote Springs 2 was placed into service in July 2003 and experienced a transformer failure that resulted in a significant outage, which affected availability in 2004.

Purchases, Exchanges and Sales Avista Utilities purchases and sells power under various long-term contracts. Avista Utilities also enters into a significant number of short-term purchases and sales with terms of up to one year. See “Electric Operations” for additional information with respect to Avista Utilities’ use of wholesale purchases and sales as part of its resource optimization process.

Under the Public Utility Regulatory Policies Act of 1978 (PURPA), Avista Utilities is required to purchase generation from qualifying facilities, including small hydroelectric and cogeneration projects, at rates approved by the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). These contracts expire at various times between 2015 and 2022.

See “Avista Utilities Operating Statistics – Electric Operations – Electric Energy Resources” for annual quantities of purchased power, wholesale power sales and power from exchanges in 2004, 2003 and 2002.

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

AVISTA CORPORATION

expiration of the license upon payment of the lesser of “net investment” or “fair value” of the project, in either case, plus severance damages.

In March 2001, Avista Utilities received a 45-year operating license from the FERC for the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) and the Noxon Rapids Hydroelectric Generating Project (Noxon Rapids). The Clark Fork Settlement Agreement that was entered into during 1999 and incorporated into the FERC license preserved the projects’ economic peaking and load following operations. Also, as part of the Clark Fork Settlement Agreement, Avista Utilities initiated implementation of protection, mitigation and enhancement measures in March 1999. Measures in the agreement address issues related to fisheries, water quality, wildlife, recreation, land use, cultural resources and erosion. Previously deferred hydroelectric relicensing costs, as well as estimated levels of ongoing costs associated with implementation of the Clark Fork Settlement Agreement, were addressed by both the WUTC and IPUC and received recovery through retail rates.

See “Clark Fork Settlement Agreement” in “Note 25 of the Notes to Consolidated Financial Statements” for disclosure of dissolved atmospheric gas levels that exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge during periods when excess river flows must be diverted over the spillway and the Company’s mitigation plans and efforts.

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005. The Company provided a Draft License Application for public comment in February 2005. The Company intends to seek recovery of relicensing costs through the rate making process.

Future Resource Needs

Avista Utilities has operational strategies to have available resources sufficient to meet its energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed over hourly, daily, monthly and annual durations, which vary widely because of the factors that influence demand. The following is a forecast of Avista Utilities’ average annual energy requirements and resources for 2005, 2006, 2007 and 2008:

Forecasted Electric Energy Requirements and Resources
(aMW)

	2005	2006	2007	2008

Requirements:
System load	1,065	1,098	1,120	1,151
Contracts for power sales	62	60	60	60

Total requirements	1,127	1,158	1,180	1,211

Resources:
Company-owned and contract hydro generation (1)	461	517	517	517
Company-owned base load thermal generation	236	226	229	243
Company-owned other thermal generation	262	272	282	268
Contracts for power purchases	283	292	295	294

Total resources	1,242	1,307	1,323	1,322

Surplus resources	115	149	143	111
Additional available energy (2)	146	142	145	145

Total surplus resources	261	291	288	256

(1)	Forecasts as of March 1, 2005 indicate that hydroelectric generation will be approximately 461 aMW in 2005, which is 84 percent of historical normal. This forecast may change based upon precipitation, temperatures and other variables. The forecasts for 2006, 2007 and 2008 assume normal hydroelectric generation of 517 aMW. This amount is less than the historical normal hydroelectric generation of 550 aMW, which is primarily due to changes in hydroelectric contracts.

AVISTA CORPORATION

(2)	Additional available resources are the Northeast CT and Rathdrum CT, which are generally only used to meet electric load requirements due to either below normal hydroelectric generation or increased loads or outages at other generating facilities, and/or when operating costs are lower than short-term wholesale market prices. The combined maximum capacity of the Northeast CT and Rathdrum CT is 243 MW, with estimated available energy production as indicated for each year.

Natural Gas Operations

General Avista Utilities provides natural gas distribution services to retail customers in parts of eastern Washington, northern Idaho, northeast and southwest Oregon, and the South Lake Tahoe region of California. The Company has entered into an agreement to sell its natural gas distribution properties in the South Lake Tahoe region of California (see “Note 27 of the Notes to Consolidated Financial Statements”). Natural gas commodity costs in excess of, or which fall below, the amount recovered in current retail rates are deferred and recovered or refunded as a pass-through to customers in future periods with applicable regulatory approval through adjustments to rates.

During recent years, natural gas prices have been volatile with a general upward trend. Avista Utilities’ average prices per dekatherm were $6.62, $5.50 and $4.95 in 2004, 2003 and 2002, respectively. This continued upward price trend has caused the recovery period for deferred natural gas costs to lengthen. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its long-term market advantage over competing energy sources based on the levels of existing reserves and potential natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from competing space and water heating energy sources to natural gas.

Challenges facing Avista Utilities’ natural gas operations include, among other things, volatility in the price of natural gas, changes in the availability of natural gas, legislative and governmental regulations, weather conditions and the timing and approval of recovery for increased commodity costs.

Avista Utilities offers natural gas sales and transportation service to large natural gas customers. The majority of Avista Utilities’ large industrial customers purchase natural gas through marketers. For these customers, Avista Utilities provides transportation services for a fee to move the customers’ natural gas through Avista Utilities distribution system from the natural gas transmission pipeline delivery points to the customers’ premises. Several of Avista Utilities’ largest natural gas customers are provided natural gas transportation service under individual contracts. All individual contracts are subject to regulatory review and approval. The total volume transported on behalf of transportation customers for 2004, 2003 and 2002 was 154.4, 153.4 and 174.9 million therms, which represented approximately 31 percent, 31 percent and 34 percent of Avista Utilities’ total system deliveries, respectively.

Natural Gas Supply Avista Utilities does not have any natural gas reserves and purchases all of its natural gas in the wholesale market. Avista Utilities is connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other regions of the United States and Canada because of growth in transcontinental pipeline capacity. Global energy markets also affect natural gas prices. Avista Utilities has capacity delivery rights on seven pipelines and owns natural gas storage facilities. Access to a diverse portfolio of natural gas resources allows Avista Utilities to make natural gas procurement decisions that benefit its natural gas customers. Approximately 25 percent of Avista Utilities’ natural gas supplies are obtained from domestic sources, with the remaining 75 percent from Canadian sources.

Starting in 1999, the Company’s energy marketing, trading and resource management subsidiary, Avista Energy, was responsible for the daily management and optimization of these resources for the requirements of customers in the states of Washington, Idaho and Oregon under an Agency Agreement with Avista Utilities. Under this relationship, Avista Utilities retained ownership of its transportation, storage and long-term contracts and Avista Energy acted as an agent to optimize these resources. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements. See “Regulatory Issues — Natural Gas Benchmark Mechanism” for additional information.

Natural Gas Storage Avista Utilities owns a one-third interest in the Jackson Prairie Natural Gas Storage Project (Jackson Prairie), an underground natural gas storage field located near Chehalis, Washington. Jackson Prairie has a total peak day deliverability of 8.8 million therms, with a total working natural gas inventory of 213.6 million therms.

AVISTA CORPORATION

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

Regulatory Issues

General Avista Corp., as a regulated public utility, is currently subject to regulation by state utility commissions with respect to prices, accounting, the issuance of securities, and other matters. The retail electric and natural gas operations are subject to the jurisdiction of the WUTC, the IPUC, the Oregon Public Utility Commission (OPUC), the California Public Utilities Commission (CPUC) and the Public Service Commission of the State of Montana (Montana Commission). Approval of the issuance of securities is not required from the CPUC and the Montana Commission. If the Company’s sale of its South Lake Tahoe natural gas distribution properties is completed as planned in 2005, the Company will no longer be subject to the jurisdiction of the CPUC. The Company is also subject to the jurisdiction of the FERC for its wholesale natural gas rates charged for the release of capacity from Jackson Prairie, licensing of hydroelectric generation resources, and for electric transmission service and wholesale electric sales.

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

Power Cost Deferrals Avista Utilities defers the recognition in the income statement of certain power supply costs that are in excess of the level currently recovered from retail customers as authorized by the WUTC and the IPUC. A portion of power supply costs are recorded as a deferred charge on the balance sheet for future review and the opportunity for recovery through retail rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – Power Cost Deferrals and Recovery Mechanisms” and “Note 1 — Power Cost Deferrals and Recovery Mechanisms of the Notes to Consolidated Financial Statements” for detailed information on Avista Utilities power cost deferrals and recovery mechanisms in Washington and Idaho.

General Rate Cases Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – General Rate Cases” for information on general rate case activity in 2004 and 2003.

Purchased Gas Adjustment (PGA or Natural Gas Trackers) Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – Purchased Gas Adjustments” for information on natural gas rate increases to recover increased natural gas costs in 2004 and 2003.

Natural Gas Benchmark Mechanism The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets have been managed by Avista Energy through an Agency Agreement. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company has entered into an agreement to sell (see “Note 27 of the Notes to Consolidated Financial Statements”).

In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In February 2004, the WUTC ordered that the

AVISTA CORPORATION

Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements.

Residential Exchange Program The Residential Exchange Program provides access to the benefits of low-cost federal hydroelectricity to residential and small-farm customers of the region’s investor-owned utilities. The Bonneville Power Administration (BPA) administers the Residential Exchange Program in accordance with federal law. Avista Corp. has executed an agreement with the BPA in settlement of each party’s rights and obligations under the Residential Exchange Program for the period October 1, 2001 through September 30, 2011. The benefits that Avista Corp, receives under the agreement with the BPA are passed through directly to residential and small-farm customers via a credit to their monthly electric bills. The current BPA rate period began on October 1, 2001 and continues through September 30, 2006. In 2004, Avista Corp. and other investor-owned utilities entered into amended agreements to provide benefits to customers during the rate period from October 1, 2006 through September 30, 2011.

Numerous parties have filed Petitions for Review in the Ninth Circuit Court of Appeals challenging the agreements between Avista Corp. and the BPA, as well as the BPA’s agreements with other investor-owned utilities. This could possibly affect the amount of benefits paid by the BPA to Avista Corp. that are passed through to residential and small-farm customers. However, since these benefits are passed through to customers as adjustments to electric rates, which must be approved by the WUTC and the IPUC, the outcome of these Petitions for Review is not expected to have a significant effect on Avista Corp.’s financial condition or results of operations.

Industry Restructuring

Federal Level Industry restructuring to open the electric wholesale energy market to competition was initially promoted by federal legislation. The Energy Policy Act of 1992 (Energy Act) expanded the authority of the FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity for the purpose of providing these services. It also created “exempt wholesale generators,” a class of independent power plant owners that are able to sell generation only at the wholesale level. This permits public utilities and other entities to participate through subsidiaries in the development of independent electric generating plants for sales to wholesale customers.

FERC orders issued in the mid-1990’s require public utilities operating under the Federal Power Act to provide access to their transmission systems to third parties and establish an OASIS to provide transmission customers with information about available transmission capacity and other information by electronic means. FERC orders also require each public utility subject to the rule to functionally separate its transmission and wholesale power merchant functions.

In November 2003, the FERC issued a final rule (FERC Order No. 2004) revising the standards of conduct applicable to jurisdictional electric transmission providers and natural gas pipelines (collectively defined by the rule as “transmission providers”) and their “energy affiliates.” FERC Order No. 2004 replaces the previous natural gas and electricity standards of conduct with new unified standards of conduct applicable to both electric and natural gas transmission providers, and dramatically expands the range of affiliated entities covered by the standards. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. FERC Order No. 2004 became effective in February 2004 upon each transmission provider completing its filing with the FERC and posting on its OASIS or its Internet Web site its plan for implementing the revised standards of conduct. By June 2004, each transmission provider was required to comply with the new rule’s requirements and post procedures enabling customers and the FERC to determine whether the transmission provider complies with the new standards. Avista Utilities has complied with the revised standards, which have not had any substantive impact on the operation, maintenance and marketing of its transmission system or Avista Utilities’ ability to provide service to its customers.

The North American Electric Reliability Council (NERC) and the WECC have undertaken initiatives to establish a series of security coordinators to oversee the reliable operation of the regional transmission system. Accordingly, Avista Utilities, in cooperation with other utilities in the Pacific Northwest, established the Pacific Northwest Security Coordinator (PNSC) in the late-1990’s, which oversees daily and short-term operations of the Northwest sub-regional transmission grid and has limited authority to direct certain actions of control area operators in the case of a pending transmission system emergency.

The utility industry experienced a significant blackout in August 2003, when 50 million people lost power in the northeastern United States and eastern Canadian provinces. As a result of this outage, the NERC, in conjunction with the

AVISTA CORPORATION

FERC, conducted a comprehensive investigation of the outage and issued certain reliability related recommendations. These recommendations addressed compliance with existing national and regional standards and initiatives to prevent or mitigate future blackouts. Utilities in the western United States, including Avista Utilities, had already been following the provisions of approximately half of these NERC recommendations and Avista Utilities already complies with many of the remaining NERC recommendations.

In February 2005, the NERC Board of Trustees approved reliability standards, to become effective April 1, 2005, which have the goal of restating existing standards in a manner that is clear, unambiguous, measurable and enforceable. In February 2005, the FERC issued an order to supplement its April 2004 policy statement, which interprets the term “Good Utility Practice”, as that term is used in the Open Access Transmission Tariff, to include compliance with reliability standards developed by the NERC.

Avista Utilities believes that it has implemented appropriate operating practices and processes with respect to its transmission system, which provide for compliance with the NERC reliability standards. Avista Utilities implemented the majority of these procedures prior to the August 2003 blackout in the northeastern United States. The Company is now reviewing the NERC reliability standards issued in February 2005 for possible amendments to operating policies and practices.

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

Avista Corp. is in continuing discussions with utilities and others in the Pacific Northwest to define how such an RTO might work in the region. The Company has participated in negotiations with nine other utilities in the western United States on the possible formation of an RTO, RTO West, a non-profit organization. These utilities and other regional stakeholders have since shifted their approach to developing a regional platform that would incorporate an initial or beginning state of an RTO structure. Interim bylaws governing continuing developmental activities for this non-profit corporation, under the new name Grid West, were adopted on December 9, 2004. The next phase of the development of Grid West would be the establishment of a board of directors, which is currently planned for late-2005.

The Company and two other western utilities also discussed the formation of a for-profit Independent Transmission Company, TransConnect. In March 2005, the companies decided to no longer pursue the formation of TransConnect.

The final proposal for any RTO must be filed with the FERC and approved by the boards of directors of the filing companies and regulators in various states. The Company’s decision to move forward with the formation of any RTO-like structure serving the Pacific Northwest region, as well as the legal, financial and operating implications of such decisions, will ultimately depend on the terms and conditions related to the formation of the entities and conditions established in the regulatory approval processes. The Company cannot predict these implications.

In September 2003, a new organization called Western Interconnection L.L.C. (WI) filed an application with the FERC for certification as an RTO to provide transmission service in the western United States. As part of its application, WI requested that FERC order each jurisdictional utility in the western United States (including Avista Corp.) to provide escrow funding to WI in the amount of $4.0 million per year. In February 2005, WI filed a notice of its intent to withdraw its application with the FERC for certification as an RTO.

Wholesale Power Market Design In April 2003, the FERC issued a White Paper presenting a revised version of proposed wholesale power market rules. The White Paper emphasizes a focus on the formation of RTOs and on ensuring that all independent transmission organizations have sound market rules. The White Paper further indicates that the implementation schedule will vary depending on regional needs and will also allow for regional differences. The White Paper reflects significant concerns raised with respect to the FERC’s initial proposal of a Standard Market Design in July 2002. The FERC’s stated goals with respect to wholesale power markets include: reliable and reasonably priced electric service for all customers; sufficient electric infrastructure; transparent markets with fair rules for all market participants; stability and regulatory certainty for customers, the electric power industry, and investors; technological innovation; and efficient use of the nation’s resources. At this time, the Company cannot predict the ultimate impact any related structural changes in the Pacific Northwest may have on its operations as well as how any such changes may impact Grid West development.

State Level While the Energy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open service territories to full competition at the retail level. Legislative action at the state level would be required for full retail wheeling and customer choice to occur in Washington and Idaho. For the past several years, the

AVISTA CORPORATION

legislatures and public utility commissions in Washington and Idaho have conducted a series of hearings and several studies regarding electric industry restructuring. Issues such as unbundling, deregulation, reliability and consumer protection were examined. Impacts on customer service quality and system reliability (generation, transmission and distribution) were considered on a “macro” basis under various restructuring scenarios. Public policy makers in Washington and Idaho continue to examine other states’ experiences with restructuring, while cognizant that the Pacific Northwest generally benefits from electric rates that are among the lowest in the country. There is currently no movement toward deregulation in Washington or Idaho.

Environmental Issues

General The Company is subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which Avista Utilities has an ownership interest were designed to comply with all applicable environmental laws. Furthermore, the Company conducts periodic reviews of all its facilities and operations to respond to or to anticipate emerging environmental issues. The Company’s Board of Directors has a committee to oversee environmental issues.

Since December 1991, a number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout, have been listed as threatened or endangered under the Federal Endangered Species Act. Thus far, measures that were adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of Avista Utilities’ hydroelectric facilities. Avista Utilities does, however, purchase power under long-term contracts with PUDs on the Columbia River that are directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on Avista Utilities at this time. It is currently not possible to accurately predict the likely economic costs to the Company resulting from future actions. The Company received a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids in March 2001 that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, particularly bull trout, is a principal focus of the agreement. The result is a collaborative bull trout recovery program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. See “Hydroelectric Relicensing” for further information.

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

In 1999, the Environmental Protection Agency (EPA) initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent requirements under the CAA. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. The future direction of the EPA’s enforcement initiative is presently unclear. Therefore, at this time, Avista Utilities is unable to predict whether such EPA enforcement actions will be brought with respect to Colstrip. However, the EPA regional office that regulates plants in Montana has indicated an intention to issue information requests to all utilities in their jurisdiction and issued such a request to Colstrip in 2003. The owners of Colstrip began the process of responding to this information request. However, the EPA has stayed further production of Colstrip documents pending discussion among the Colstrip owners and the EPA. Avista Utilities cannot presently predict what action, if any, the EPA might take in this matter.

Water Quality See “Clark Fork Settlement Agreement” in “Note 25 of the Notes to Consolidated Financial Statements” for disclosure of dissolved atmospheric gas levels that exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge during periods when excess river flows must be diverted over the spillway and the Company’s mitigation plans and efforts.

Other Environmental Issues See “Colstrip Generating Project Complaint,” “Environmental Protection Agency Administrative Compliance Order,” “Hamilton Street Bridge,” “Spokane River” and “Other Contingencies” in “Note 25 of the Notes to Consolidated Financial Statements” for additional information with respect to environmental issues.

AVISTA CORPORATION

AVISTA UTILITIES OPERATING STATISTICS

	Years Ended December 31,
	2004	2003	2002
ELECTRIC OPERATIONS
ELECTRIC OPERATING REVENUES (Dollars in Thousands):
Residential	$209,518	$204,783	$196,156
Commercial	201,775	201,339	194,732
Industrial	90,288	78,276	68,096
Public street and highway lighting	4,847	4,770	4,683

Total retail revenues	506,428	489,168	463,667
Wholesale revenues	62,399	73,463	64,082
Revenues from sales of fuel	63,990	71,456	40,937
Other revenues	19,264	16,835	15,455

Total electric operating revenues	$652,081	$650,922	$584,141

ELECTRIC ENERGY SALES (Thousands of MWhs):
Residential	3,343	3,298	3,203
Commercial	2,919	2,919	2,837
Industrial	2,076	1,785	1,519
Public street and highway lighting	25	25	25

Total retail energy sales	8,363	8,027	7,584
Wholesale energy sales	1,472	2,075	2,216

Total electric energy sales	9,835	10,102	9,800

ELECTRIC ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,789	3,540	4,010
Thermal generation (from Company facilities)	2,408	2,398	1,714
Purchased power — long-term hydroelectric contracts with PUDs	794	775	837
Purchased power — wholesale	3,422	3,909	3,828
Power exchanges	38	36	17

Total power resources	10,451	10,658	10,406
Energy losses and Company use	(616)	(556)	(606)

Total energy resources (net of losses)	9,835	10,102	9,800

NUMBER OF ELECTRIC CUSTOMERS (Average for Period):
Residential	288,422	283,497	279,735
Commercial	36,728	36,279	35,910
Industrial	1,416	1,414	1,420
Public street and highway lighting	418	422	413

Total electric retail customers	326,984	321,612	317,478
Wholesale	43	47	46

Total electric customers	327,027	321,659	317,524

ELECTRIC RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,591	11,633	11,450
Revenue per KWh (in cents)	6.27	6.21	6.12
Annual revenue per customer	$726.43	$722.35	$701.22

ELECTRIC AVERAGE HOURLY LOAD (aMW)	1,025	984	935

RESOURCE AVAILABILITY at time of system peak (MW):
Total requirements (winter):
Retail native load	1,766	1,509	1,346
Wholesale obligations	454	417	297

Total requirements (winter)	2,220	1,926	1,643
Total resource availability (winter)	2,552	2,557	2,213

Total requirements (summer):
Retail native load	1,488	1,487	1,389
Wholesale obligations	294	449	466

Total requirements (summer)	1,782	1,936	1,855
Total resource availability (summer)	2,409	2,365	2,287
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	571	578	405
30 year average	394	394	394
% of average	145%	147%	103%

(1)	Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures).

AVISTA CORPORATION

AVISTA UTILITIES OPERATING STATISTICS

	Years Ended December 31,
	2004	2003	2002
NATURAL GAS OPERATIONS
NATURAL GAS OPERATING REVENUES (Dollars in Thousands):
Residential	$194,470	$166,925	$183,964
Commercial	104,754	90,523	104,974
Industrial	9,423	7,475	7,127

Total retail natural gas revenues	308,647	264,923	296,065
Wholesale revenues	152	280	695
Transportation revenues	8,134	8,485	9,664
Other revenues	3,560	3,601	3,399

Total natural gas operating revenues	$320,493	$277,289	$309,823

THERMS DELIVERED (Thousands of Therms):
Residential	201,696	198,471	199,686
Commercial	122,852	122,115	126,220
Industrial	13,274	12,737	11,243

Total retail	337,822	333,323	337,149
Wholesale	305	675	2,306
Transportation	154,427	153,352	174,891
Interdepartmental and Company use	3,030	3,124	2,145

Total therms delivered	495,584	490,474	516,491

SOURCES OF NATURAL GAS SUPPLY (Thousands of Therms):
Purchases	341,398	334,609	344,793
Storage – injections	(60)	(74)	(53)
Storage – withdrawals	52	76	60
Natural gas for transportation	154,427	153,352	174,891
Interdepartmental transportation	2,551	2,607	1,513
Distribution system losses	(2,784)	(96)	(4,713)

Total natural gas supply	495,584	490,474	516,491

NUMBER OF NATURAL GAS CUSTOMERS (Average for Period):
Residential	268,571	261,063	254,700
Commercial	31,886	31,312	30,823
Industrial	311	310	315

Total retail customers	300,768	292,685	285,838
Wholesale customers	1	1	1
Transportation customers	81	84	88

Total natural gas customers	300,850	292,770	285,927

NATURAL GAS RESIDENTIAL SERVICE AVERAGES:
Washington and Idaho
Annual use per customer (therms)	796	813	841
Revenue per therm (in cents)	92.63	83.68	93.05
Annual revenue per customer	$737.17	$679.96	$782.16
Oregon and California
Annual use per customer (therms)	668	663	679
Revenue per therm (in cents)	104.79	85.07	90.00
Annual revenue per customer	$699.85	$564.31	$610.68

NET SYSTEM MAXIMUM CAPABILITY (Thousands of Therms):
Net system maximum demand (winter)	3,098	2,270	2,253
Net system maximum firm contractual capacity (winter)	4,340	4,340	4,340

HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	6,314	6,351	6,818
30 year average	6,820	6,820	6,842
% of average	93%	93%	100%
Medford, OR
Actual	3,933	4,046	4,230
30 year average	4,592	4,592	4,611
% of average	86%	88%	92%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

AVISTA CORPORATION

Energy Marketing and Resource Management

The Energy Marketing and Resource Management business segment includes Avista Energy and Avista Power, both subsidiaries of Avista Capital.

Avista Energy

Avista Energy is an electricity and natural gas marketing, trading and resource management business, operating primarily within the WECC. Avista Energy’s headquarters are in Spokane, Washington, and it also has an office in Vancouver, British Columbia, Canada. Avista Energy focuses on optimization of combustion turbines and hydroelectric assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 250 industrial and commercial customers that represent over 400 sites in British Columbia, Canada. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers. Avista Energy’s earnings are primarily derived from the following activities:

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

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on an “over-the-counter” basis. Avista Energy’s trading operations are affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, changing regulation of the electric and natural gas industries, the creditworthiness of counterparties and variations in liquidity in energy markets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Risk and — Risk Management” for further information.

The following table provides operating statistics for Avista Energy for the years ended December 31:

	2004	2003	2002

Gross Physical Realized Sales Volume:
Electricity (thousands of MWhs)	32,629	41,579	40,426
Natural gas (thousands of dekatherms)	219,719	228,397	225,983

In September 1999, Avista Energy began managing Avista Utilities’ natural gas storage assets, transportation contracts and natural gas purchasing operations. Under an Agency Agreement, Avista Energy served as agent for Avista Utilities, managing its pipeline transportation rights and natural gas storage assets, as well as purchasing natural gas for Avista Utilities’ retail customers. The assets continued to be owned by Avista Utilities; however, they were fully integrated operationally into Avista Energy’s portfolio. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements.

Avista Energy is subject to the various risks inherent in commodity trading including, particularly, market risk, liquidity risk, commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state regulatory agencies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks and — Risk Management,” and “Notes 1, 2, 7 and 8 of Notes to

AVISTA CORPORATION

Consolidated Financial Statements” for additional information regarding the market and credit risks inherent in the energy trading business, Avista Energy’s risk management policies and procedures, accounting practices, and positions held by Avista Energy as of December 31, 2004.

Avista Power

Avista Power is an investor in certain generation assets, primarily its 49 percent ownership interest in the Lancaster Project, as well as a turbine and related equipment. The Lancaster Project capacity is contracted to Avista Energy through 2026 through a power purchase agreement. The power purchase agreement gives Avista Energy the right to purchase natural gas for generation, and convert to electricity for a fixed fee. Avista Power is not seeking additional investment opportunities.

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

Avista Advantage has secured five patents on its two critical business systems: the Facility IQ™ system, which provides operational information drawn from facility bills, and the AviTrack™ database, which processes and reports on information gathered from service providers to ensure customers are receiving the most effective services at the proper price. Avista Advantage is not aware of any claimed or threatened infringement on any of its patents issued to date and will continue to expand and protect its existing patents, as well as file additional patent applications for new products, services and process enhancements.

As of December 31, 2004, Avista Advantage serviced 323 customers, having 141,442 billed sites throughout North America. This is an increase from 292 customers and 109,583 billed sites as of December 31, 2003. As of December 31, 2002, Avista Advantage serviced 247 customers and 98,251 billed sites. During 2004, Avista Advantage processed $7.6 billion of bills, an increase from $6.4 billion in 2003 and $4.9 billion in 2002.

Other

The Other business segment includes Avista Ventures, Pentzer, Avista Development and certain other operations of Avista Capital. Included in this business segment is AM&D doing business as METALfx, a subsidiary of Avista Ventures that performs custom sheet metal manufacturing of electronic enclosures, parts and systems for the computer, telecom and medical industries. AM&D also provides complete fabrication and turnkey assembly for arcade games, kiosks, store fixtures and displays. Other significant investments in this segment include commercial office buildings, investments in low income housing and venture capital partnerships, the remaining investment in a previous fuel cell subsidiary of the Company, and notes receivable from the sale of property and investments. Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment.

AVISTA CORPORATION

Item 2. Properties

Avista Utilities

Avista Utilities’ electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

Generation Properties (1)

		Nameplate	Present
	No. of	Rating	Capability
	Units	(MW) (2)	(MW) (3)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	4	70.0	88.0
Little Falls (Spokane)	4	32.0	36.0
Nine Mile (Spokane)	4	26.4	24.5
Upper Falls (Spokane)	1	10.0	10.2
Monroe Street (Spokane)	1	14.8	15.0
Idaho:
Cabinet Gorge (Clark Fork)	4	265.0	261.0
Post Falls (Spokane)	6	14.8	18.0
Montana:
Noxon Rapids (Clark Fork)	5	466.2	527.0

Total Hydroelectric		899.2	979.7
Thermal Generating Stations
Washington:
Kettle Falls	1	50.7	50.0
Kettle Falls CT	1	6.9	6.9
Northeast CT	2	61.8	66.8
Boulder Park	6	24.6	24.6
Idaho:
Rathdrum CT (1)	2	166.5	176.0
Montana:
Colstrip Units 3 and 4 (4)	2	233.4	222.0
Oregon:
Coyote Springs 2 (5)	1	143.5	137.1

Total Thermal		687.4	683.4

Total Generation Properties		1,586.6	1,663.1

(1)	All generation properties are owned by Avista Utilities with the exception of the Rathdrum CT, which is leased from WP Funding LP, an entity that is included in Avista Corp.’s consolidated financial statements in the Avista Utilities business segment.

(2)	Nameplate Rating, also referred to as “installed capacity,” is the manufacturer’s assigned power capability under specified conditions.

(3)	Present capability is the maximum capacity of the plant without exceeding approved limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2004.

(4)	Jointly owned; data refers to Avista Utilities’ 15 percent interest.

(5)	Data refers to Avista Utilities’ 50 percent interest as of December 31, 2004. In January 2005, the Company acquired the remaining 50 percent ownership interest in Coyote Springs 2 from Mirant Oregon, LLC (see “Note 28 of the Notes to Consolidated Financial Statements”).

Electric Distribution and Transmission Plant

Avista Utilities operates approximately 17,000 miles of primary and secondary electric distribution lines. Avista Utilities has an electric transmission system of approximately 623 miles of 230 kV line and 1,537 miles of 115 kV line. Avista Utilities also owns an 11 percent interest (representing 465 MW capacity) in 495 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. The transmission and distribution system also includes numerous substations with transformers, switches, monitoring and metering devices, and other equipment related to its operation.

AVISTA CORPORATION

The 230 kV lines are used to transmit power from Noxon Rapids and Cabinet Gorge to major load centers in Avista Utilities’ service area, as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect at various locations with the BPA, PacifiCorp, NorthWestern Energy and Idaho Power Company. These interconnections serve as points of delivery for power from generating facilities outside of the Company’s distribution territory, including the Colstrip generating station, Coyote Springs 2, and to integrate Mid-Columbia hydroelectric generating facilities, as well as for the interchange of power with entities within and outside the Pacific Northwest. Avista Utilities is currently in the process of expanding and enhancing its 230 kV transmission system, which Avista Utilities expects to be completed by the end of 2007.

The 115 kV lines provide for transmission of energy and the integration of the Spokane River hydroelectric and Kettle Falls wood-waste generating stations with service-area load centers. These lines interconnect with the BPA, Grant County PUD, Puget Sound Energy, the South Columbia Basin Irrigation District, Chelan County PUD, PacifiCorp and NorthWestern Energy. Both the 115 kV and 230kV interconnections with the BPA are used to exchange energy with the BPA to facilitate the General Transfer Agreement (GTA). The GTA allows the Company to serve its native load from the BPA’s transmission system and allows the BPA to serve their customers from the Company’s system.

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 2,660 miles in Washington, 1,550 miles in Idaho, 1,790 miles in Oregon and 230 miles in California. The natural gas distribution system includes numerous regulator stations, service distribution lines, monitoring and metering devices, and other equipment related to its operation.

Avista Utilities owns a one-third interest in Jackson Prairie, which has a total peak day deliverability of 8.8 million therms, with a total working natural gas inventory of 213.6 million therms. Avista Utilities has contracted to release a total of approximately 37 percent of its Jackson Prairie capacity to two other utilities. One of these contracts requires two-years notice for termination and one contract is renewed on a year-to-year basis.

Item 3. Legal Proceedings

See “Note 25 of Notes to Consolidated Financial Statements” for information with respect to legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

AVISTA CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of common stock are listed on the New York and Pacific Stock Exchanges. As of February 28, 2005, there were approximately 15,219 registered shareholders of the Company’s no par value common stock.

The Board of Directors considers the level of dividends on the Company’s common stock on a regular basis, taking into account numerous factors, including, without limitation, the Company’s results of operations, cash flows and financial condition, as well as the success of the Company’s strategies and general economic and competitive conditions. The Company’s net income available for dividends is derived primarily from the operations of Avista Utilities and Avista Energy.

On February 11, 2005, the Board of Directors declared a quarterly dividend of $0.135 per common share payable on March 15, 2005 to shareholders of record on February 25, 2005. This is an increase of $0.005 per common share over the previous quarterly dividend declared in November 2004 and the third such increase authorized by the Board of Directors in the last 18 months.

Covenants under the Company’s 9.75 percent Senior Notes that mature in 2008 limit the Company’s ability to increase its common stock cash dividend to no more than 5 percent over the previous quarter.

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheet. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. During 2004, Avista Energy paid $2.5 million in dividends to Avista Capital. In March 2005, Avista Energy paid $10.0 million in dividends to Avista Capital.

For additional information, refer to “Notes 1, 22, 23 and 24 of Notes to Consolidated Financial Statements.” For high and low stock price information, refer to “Note 29 of Notes to Consolidated Financial Statements.”

For information with respect to securities authorized for issuance under equity compensation plans see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

AVISTA CORPORATION

Item 6. Selected Financial Data
(in thousands, except per share data and ratios)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Revenues:
Avista Utilities	$972,574	$928,211	$893,964	$1,230,847	$1,512,101
Energy Marketing and Resource Management	275,646	307,141	222,634	403,743	546,893
Avista Advantage	23,444	19,839	16,911	13,151	4,971
Other	17,127	13,581	14,645	16,385	32,937
Intersegment Eliminations	(137,211)	(145,387)	(85,238)	(152,375)	(161,423)

Total	$1,151,580	$1,123,385	$1,062,916	$1,511,751	$1,935,479

Income (Loss) from Operations (pre-tax):
Avista Utilities	$134,073	$146,777	$149,180	$114,927	$3,177
Energy Marketing and Resource Management	11,681	30,078	29,211	94,669	250,196
Avista Advantage	1,742	(1,331)	(6,363)	(15,098)	(14,482)
Other	(7,026)	(3,821)	(14,886)	(10,432)	(9,861)

Total	$140,470	$171,703	$157,142	$184,066	$229,030

Income (Loss) from Continuing Operations:
Avista Utilities	$32,467	$36,241	$36,382	$24,164	$(38,781)
Energy Marketing and Resource Management	9,733	20,672	22,425	63,246	161,753
Avista Advantage	577	(1,334)	(4,253)	(10,748)	(11,022)
Other	(7,163)	(4,936)	(12,380)	(8,421)	(2,885)

Total	35,614	50,643	42,174	68,241	109,065
Loss from discontinued operations	—	(4,949)	(6,719)	(56,085)	(17,386)

Net income before cumulative effect of accounting change	35,614	45,694	35,455	12,156	91,679
Cumulative effect of accounting change	(460)	(1,190)	(4,148)	—	—

Net income	35,154	44,504	31,307	12,156	91,679
Deduct — preferred stock dividend requirements (1)	—	1,125	2,402	2,432	23,735

Income available for common stock	$35,154	$43,379	$28,905	$9,724	$67,944

Average common shares outstanding, basic	48,400	48,232	47,823	47,417	45,690
Average common shares outstanding, diluted	48,886	48,630	47,874	47,435	46,103
Common shares outstanding at year-end	48,472	48,344	48,044	47,633	47,209
Earnings per Common Share:
Avista Utilities	$0.67	$0.72	$0.71	$0.46	$(1.37)
Energy Marketing and Resource Management	0.20	0.43	0.47	1.33	3.51
Avista Advantage	0.01	(0.03)	(0.09)	(0.23)	(0.23)
Other	(0.15)	(0.10)	(0.26)	(0.18)	(0.06)

Earnings per common share from continuing operations, diluted	0.73	1.02	0.83	1.38	1.85
Loss per common share from discontinued operations, diluted	—	(0.10)	(0.14)	(1.18)	(0.38)

Earnings per common share before cumulative effect of accounting change, diluted	0.73	0.92	0.69	0.20	1.47
Cumulative effect of accounting change, diluted	(0.01)	(0.03)	(0.09)	—	—

Total earnings per common share, diluted	$0.72	$0.89	$0.60	$0.20	$1.47

Total earnings per common share, basic	$0.73	$0.90	$0.60	$0.21	$1.49
Dividends paid per common share	0.515	0.49	0.48	0.48	0.48
Book value per common share at year-end	$15.54	$15.54	$14.84	$15.12	$15.34
Total Assets at Year-End:
Avista Utilities	$2,600,357	$2,532,936	$2,369,418	$2,569,798	$2,306,221
Energy Marketing and Resource Management	1,002,843	1,013,213	1,349,626	1,506,185	10,271,834
Avista Advantage	47,318	45,621	31,733	20,288	11,063
Other	53,305	48,305	42,866	86,514	96,362
Discontinued Operations	—	—	5,900	27,919	54,031

Total	$3,703,823	$3,640,075	$3,799,543	$4,210,704	$12,739,511

Long-Term Debt (not including current portion)	$901,556	$925,012	$902,635	$1,175,715	$679,806
Long-Term Debt to Affiliated Trusts (2)	113,403	113,403	—	—	—
Company-Obligated Mandatorily Redeemable Preferred Trust Securities (2)	—	—	100,000	100,000	100,000
Preferred Stock Subject to Mandatory Redemption (1)	28,000	29,750	33,250	35,000	35,000
Common Equity	$753,205	$751,252	$712,791	$720,063	$724,224
Ratio of Earnings to Fixed Charges	1.60	1.88	1.69	1.98	3.62
Ratio of Earnings to Fixed Charges and Preferred Dividend Requirements	1.60	1.85	1.63	1.91	2.31

(1)	Preferred Stock Subject to Mandatory Redemption was reclassified from equity to liabilities in 2003 with the adoption of SFAS No. 150. Accordingly, preferred stock dividend requirements were reclassified to interest expense effective July 1, 2003. Balance as of December 31, 2004 and 2003 does not include current portion.

(2)	Company-Obligated Mandatorily Redeemable Preferred Trust Securities were reclassified to Long-Term Debt to Affiliated Trusts in 2003 with the adoption of FASB Interpretation No. 46.

AVISTA CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Avista Corporation (Avista Corp. or the Company) from time to time makes forward-looking statements such as statements regarding future financial performance, capital expenditures, dividends, capital structure and other financial items, including the underlying assumptions (many of which are based, in turn, upon further assumptions), as well as strategic goals and objectives and plans for future operations. Such statements are made both in Avista Corp.’s reports filed under the Securities Exchange Act of 1934, as amended (including this Annual Report on Form 10-K), and elsewhere. Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those that are identified by the use of words such as, but not limited to, “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “projects,” “predicts,” and similar expressions.

All forward-looking statements (including those made in this Annual Report) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant impact on Avista Corp.’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•	changes in the utility regulatory environment in the individual states and provinces in which the Company operates as well as the United States and Canada in general, which can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory decisions including Federal Energy Regulatory Commission (FERC) price controls, and including possible retroactive price caps and resulting refunds;

•	the potential effects of any legislation or administrative rulemaking passed into law;

•	the impact from the potential formation of a Regional Transmission Organization and/or an Independent Transmission Company;

•	the impact from the potential implementation of the FERC’s proposed wholesale power market rules;

•	the ability to relicense the Spokane River Project at a cost-effective level with reasonable terms and conditions;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	changes in wholesale energy prices that can affect, among other things, the market value of derivative assets and liabilities and unrealized gains and losses, as well as cash requirements to purchase electricity and natural gas for retail customers;

•	changes in global energy markets that can affect, among other things, the price of natural gas purchased for retail customers and purchased as fuel for electric generation;

•	wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

•	future streamflow conditions that affect the availability of hydroelectric resources;

•	unplanned outages at any Company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective facilities;

•	changes in weather conditions that can affect customer demand, result in natural disasters and/or disrupt energy delivery;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	the impact of any potential change in the Company’s credit ratings, including the effect on Avista Energy’s credit facility;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	changes in rapidly advancing technologies, possibly making some of the current technology quickly obsolete;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

AVISTA CORPORATION

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations, including the potential disallowance of previously deferred costs;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in actuarial assumptions and the return on assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits; and

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance.

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

Avista Corp. Business Segments

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company has four business segments — Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of December 31, 2004, the Company had common equity investments of $495.8 million and $257.4 million in Avista Utilities and Avista Capital, respectively.

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

The Other business segment includes Avista Ventures, Inc. (Avista Ventures), Pentzer Corporation (Pentzer), Avista Development and certain other operations of Avista Capital. Included in this business segment is Advanced Manufacturing and Development (AM&D) doing business as METALfx, a subsidiary of Avista Ventures that performs custom sheet metal manufacturing of electronic enclosures, parts and systems for the computer, telecom and medical industries. AM&D also provides complete fabrication and turnkey assembly for arcade games, kiosks, store fixtures and displays. Other significant investments in this segment include commercial office buildings, investments in low income housing and venture capital partnerships, the remaining investment in a previous fuel cell subsidiary of the Company, and notes receivable from the sale of property and investments.

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

Avista Utilities expects to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. Avista Utilities expects to continue its modest, yet steady, combined growth of electric and natural gas customers of 2 to 3 percent per year primarily from economic and population growth in its service territory. As part of Avista Utilities’ strategy to focus on its business in the northwestern United States, the Company has entered into an agreement to sell its natural gas distribution properties in South Lake Tahoe, California (see “Note 27 of the Notes to Consolidated Financial Statements”).

It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of electric resources to meet its retail and wholesale energy requirements under a range of operating conditions. Available resources and the costs of those resources are significantly affected by Avista Utilities’ hydroelectric generation, which was 95 percent of normal in 2004. Based on forecasts as of March 1, 2005, Avista Utilities expects hydroelectric generation will be approximately 84 percent of normal in 2005 assuming normal precipitation for the remainder of the year. This expectation may change based upon precipitation, temperatures and other variables. The earnings impact of below normal hydroelectric generation is mitigated through power cost deferral and recovery mechanisms in Washington and Idaho. The expected reduction in hydroelectric generation is estimated to have a negative effect on operating cash flows of approximately $25 million from the amount originally forecasted, with approximately $2.5 million impacting pre-tax earnings. Avista Utilities believes that it has adequate liquidity through cash flows generated from operations and funds available under its committed line of credit to meet increased cash requirements for purchased power or fuel as a result of reduced hydroelectric generation.

Customer loads and resulting revenues are also significantly affected by weather, which causes changes in energy usage from season to season and from month to month within a season. Changes in wholesale electric prices and the amount of hydroelectric generation available to Avista Utilities also make quarter-to-quarter comparisons difficult. Avista Utilities normally experiences its highest retail energy sales during the heating season in the first and fourth quarters of the year. Although there were differences with respect to quarter-to-quarter comparisons, total heating and cooling degree days at Spokane, Washington for both 2004 and 2003 were similar with both warmer than normal heating and cooling seasons. As such, electric and natural gas loads, revenues and net income were not significantly affected by weather when comparing 2004 to 2003 results.

As is the case with most regulated entities, Avista Utilities generally has ongoing regulatory proceedings. Avista Utilities continues to make progress with respect to resolving its regulatory matters; however, certain issues remain unresolved. Avista Utilities received the following general rate increases in 2004 and 2003: (1) Oregon natural gas in September 2003; (2) Idaho electric and natural gas in September 2004; and (3) Washington natural gas in November 2004. These general rate increases have increased revenues and net income for 2004 as compared to 2003 and should result in increased net income in 2005 as compared to 2004. Avista Utilities will continue to file for rate adjustments to provide recovery of its costs and to more closely align earned returns with those allowed by regulatory agencies in each jurisdiction.

Avista Utilities’ net income decreased in 2004 as compared to 2003 primarily due to write-offs related to the Idaho general electric rate case, which was partially offset by the general rate increases described above. The Company expects Avista Utilities’ net income for 2005 to increase as compared to 2004 primarily due to the continued effect of general rate increases, subject to the influence of weather.

The Company has management succession plans that work towards ensuring that executive officer and key management positions can be appropriately filled as vacancies occur. The Company has taken similar steps in key technical and craft areas.

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

AVISTA CORPORATION

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

Avista Energy is subject to certain regulatory proceedings that remain unresolved; however, Avista Energy believes that it has adequate reserves established for refunds that may be ordered. The wholesale power markets in which Avista Energy operates continue to change with respect to market participants involved, level of activity, volatility in market prices, liquidity, regulatory imposed price caps and counterparty credit issues.

Net income for Avista Energy and the Energy Marketing Resource Management segment decreased for 2004 as compared to 2003. This was primarily due to the positive effects in 2003 of accounting for energy trading activities under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the settlement of positions with certain Enron Corporation (Enron) affiliates. Both 2004 and 2003 net income for the Energy Marketing and Resource Management segment were decreased by impairment charges for a turbine and related equipment owned by Avista Power. The Company does not expect these factors to occur in 2005.

Avista Advantage remains focused on increasing revenues, controlling operating expenses, continuously enhancing client satisfaction and developing complementary value-added services. The Company expects that net income for Avista Advantage for 2005 will increase as compared to 2004 based on improving revenues and stabilized operating expenses from processing efficiencies.

Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment. The Company expects the net loss in the Other business segment to be less for fiscal year 2005 as compared to 2004 due to decreased losses from asset impairments and write-offs.

During 2005, the Company expects cash flows from operations and Avista Corp.’s five-year $350.0 million committed line of credit to provide adequate resources to fund capital expenditures, maturing long-term debt (excluding $54.6 million of maturing WP Funding LP debt) and other contractual commitments. However, if market conditions warrant such actions, the Company may issue securities to fund these obligations, refinance existing debt and repurchase long-term debt scheduled to mature in future years to reduce its overall debt service costs, as well as to manage the risk associated with future changes in interest rates on debt maturities scheduled for 2007 and 2008.

Avista Utilities — Electric Resources

As of December 31, 2004, Avista Utilities’ facilities had a total net capability of approximately 1,663 MW, of which 59 percent was hydroelectric and 41 percent was thermal. The addition of the remaining interest in Coyote Springs 2 changes Avista Utilities net capability mix to 54 percent hydroelectric and 46 percent thermal. In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. See “Note 7 of the Notes to Consolidated Financial Statements” for information with respect to Avista Utilities’ resource optimization process.

Avista Utilities — Regulatory Matters

General Rate Cases

Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service. Avista Utilities plans to file an electric general rate case in Washington during March or April of 2005.

In January 2005, the Washington Utilities and Transportation Commission (WUTC) issued its final order with respect to a natural gas general rate case filed by Avista Utilities in Washington. The final order authorized, among other things, an increase in natural gas rates of 3.9 percent, which is designed to increase annual revenues by $5.4 million. The final order authorized an overall rate of return of 8.68 percent. The natural gas rate increase was implemented in November 2004 resulting from a settlement agreement reached among the Company, the staff of the WUTC and the Northwest Industrial Gas Users in October 2004. The increase was approved by the WUTC in November 2004 on a “subject to refund” basis to allow the non-settling parties the opportunity to further review the case.

In October 2004, the Idaho Public Utilities Commission (IPUC) issued its final order with respect to electric and natural gas general rate cases filed by Avista Utilities in Idaho. The final order authorized, among other things,

AVISTA CORPORATION

Avista Utilities to increase its electric base rates by 16.9 percent, which is designed to increase annual revenues by $24.7 million, and increase its natural gas base rates by 6.4 percent, which is designed to increase annual revenues by $3.3 million. Due to a decrease implemented concurrently in Avista Utilities’ power cost adjustment (PCA) surcharge and certain other minor adjustments, the net increase in electric rates for Idaho customers was 1.9 percent above rates in effect at that time. The decrease in the PCA surcharge reduces the rate increase impact to customers and extends the period for recovery of deferred power costs. The final order authorized an overall rate of return of 9.25 percent and a return on common equity of 10.4 percent based on an authorized equity level of approximately 43 percent. The final order required Avista Utilities to write off a total of $14.4 million. The write-off included the disallowance of $12.0 million of certain deferred power costs, including associated interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities and the disallowance of $2.4 million (net of $0.3 million of accumulated depreciation) of certain capitalized utility plant costs. Avista Utilities believes that such costs were prudently incurred and reasonable given the market conditions at the time. Avista Utilities filed a petition for reconsideration of certain portions of the final order including the disallowance of $4.8 million of certain deferred power costs and $2.6 million of certain utility plant costs. In November 2004, the IPUC denied the petition for reconsideration with the exception of certain minor technical corrections, which reduced the total write-off by $0.3 million. As such, the matter is closed.

In September 2003, the Oregon Public Utility Commission (OPUC) approved a natural gas general rate increase for Oregon customers, which was designed to increase annual revenues by $6.3 million effective October 1, 2003. The order authorized, among other things, an overall rate of return of 8.88 percent and a return on equity of 10.25 percent based on an authorized equity level of approximately 48 percent.

Other Regulatory Filings

In January 2005, Avista Utilities filed a request with the IPUC to include the acquisition of the remaining 50 percent of Coyote Springs 2 in base electric rates. Avista Utilities requested a 1.9 percent increase in base electric rates, which is designed to increase annual revenues by $3.2 million. At the same time, Avista Utilities requested that the IPUC approve a 1.9 percent reduction in the company’s current PCA rate surcharge. These two requests together would result in no overall change to customers’ existing rates. On March 1, 2005, the IPUC Staff filed comments in support of Avista Utilities’ request and one other party filed comments opposing Avista Utilities’ request. Avista Utilities plans to file reply comments by March 15, 2005. In Washington, the acquisition of Coyote Springs 2 will be addressed in the expected general rate case filing.

Avista Utilities is also involved in regulatory proceedings before the California Public Utilities Commission (CPUC) with respect to the sale of its South Lake Tahoe, California natural gas distribution properties. See “Note 27 of the Notes to Consolidated Financial Statements.”

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs that are in excess of the level currently recovered from retail customers as authorized by the WUTC and the IPUC. A portion of power supply costs are recorded as a deferred charge on the Consolidated Balance Sheets for future review and the opportunity for recovery through retail rates.

In Washington, the Energy Recovery Mechanism (ERM) allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of the power supply costs exceeding or below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company. The Company expensed the initial $9.0 million of power supply costs above the amount included in base retail rates during 2004, 2003 and 2002 ($4.5 million due to mid-year implementation on July 1, 2002) and expects to expense the initial $9.0 million during 2005.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In August 2004, the WUTC issued an order, which approved the recovery of $22.8 million of deferred power costs incurred in 2003. On or before December 31, 2006, Avista Utilities will make a filing with the WUTC that will allow interested parties the opportunity to review and propose changes to the ERM.

AVISTA CORPORATION

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. As disclosed at “General Rate Cases” above, the IPUC issued its final order with respect to general electric and natural gas rate cases filed by Avista Utilities in Idaho. The final order required Avista Utilities to write off a total of $12.0 million of certain deferred power costs, including associated interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities. The IPUC authorized the recovery of the remaining deferred power costs over a two-year period through a PCA rate surcharge to customers of 4.4 percent. See “Other Regulatory Filings” with respect to Avista Utilities’ request to decrease the PCA rate surcharge.

The following table shows activity in deferred power costs for Washington and Idaho during 2003 and 2004 (dollars in thousands):

	Washington	Idaho	Total

Deferred power costs as of December 31, 2002	$123,749	$31,518	$155,267
Activity from January 1 - December 31, 2003:
Power costs deferred	22,217	23,341	45,558
Unrealized loss on fuel contracts (1)	1,975	1,004	2,979
Interest and other net additions	6,002	1,037	7,039
Write-off of deferred power costs	(2,461)	—	(2,461)
Recovery of deferred power costs through retail rates	(25,777)	(26,615)	(52,392)

Deferred power costs as of December 31, 2003	125,705	30,285	155,990
Activity from January 1 - December 31, 2004:
Power costs deferred	10,498	15,276	25,774
Unrealized gain on fuel contracts (1)	(3,139)	(1,596)	(4,735)
Interest and other net additions	6,354	532	6,886
Write-off of deferred power costs	—	(11,959)	(11,959)
Recovery of deferred power costs through retail rates	(26,210)	(23,040)	(49,250)

Deferred power costs as of December 31, 2004	$113,208	$9,498	$122,706

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

Purchased Gas Adjustments

During recent years, natural gas prices have been volatile with a general upward trend. Avista Utilities’ average prices per dekatherm were $6.62, $5.50 and $4.95 in 2004, 2003 and 2002, respectively. The continued upward price trend has caused the recovery period for deferred natural gas costs to lengthen. The Company is connected to multiple supply basins in the western United States and western Canada and believes there will be sufficient supplies of natural gas to meet its customers’ needs. However, natural gas prices in the Pacific Northwest are increasingly affected by supply and demand factors in other regions of the United States and Canada because of growth in transcontinental pipeline capacity. Global energy markets also affect natural gas prices. Natural gas commodity costs in excess of, or which fall below, the amount recovered in current retail rates are deferred and recovered or refunded as a pass-through to customers in future periods with applicable regulatory approval through adjustments to rates.

During September and October of 2003, natural gas rate increases of 8.7 percent, 2.4 percent, 12.4 percent and 15.0 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. During September through November of 2004, natural gas rate increases of 11.7 percent, 14.2 percent, 12.6 percent and 10.5 percent were approved and implemented in Washington, Idaho, Oregon and California, respectively. These natural gas rate increases are designed to pass through changes in purchased natural gas costs to customers with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $28.6 million and $15.4 million as of December 31, 2004 and 2003, respectively.

Natural Gas Benchmark Mechanism

The IPUC, WUTC and OPUC approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets have been managed by Avista Energy through an Agency Agreement. In early 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In February 2004,

AVISTA CORPORATION

the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements. As part of the transition plan, Avista Utilities has begun procuring natural gas for load service. This procurement process includes entering into financial and physical hedging transactions as a means of managing risks. This transition of Avista Utilities’ natural gas procurement operations also impacts the level of counterparty credit requirements at both Avista Utilities and Avista Energy. In response to this as well as to provide enhanced financial flexibility, in May 2004 Avista Corp. increased the amount available under its committed line of credit to $350.0 million from $245.0 million. In December 2004, Avista Corp. entered into a five-year $350.0 million committed line of credit, which replaced the 364-day committed line of credit entered into in May 2004.

Power Market Issues

Legal and Regulatory Proceedings in Western Power Markets

Avista Energy and Avista Utilities are involved in a number of legal and regulatory proceedings and complaints with respect to power markets in the western United States. Most of these proceedings and complaints relate to the significant increase in the spot market price of energy in western power markets in 2000 and 2001, which allegedly contributed to or caused unjust and unreasonable prices and allegedly may have been the result of manipulations by certain other parties. These proceedings and complaints include, but are not limited to, refund proceedings and hearings in California and the Pacific Northwest, market conduct investigations by the FERC (including a specific investigation of Avista Utilities and Avista Energy), and complaints and cross-complaints filed by various parties with respect to alleged misconduct by other parties in western power markets. As a result of these proceedings and complaints, certain parties have asserted claims for significant refunds and damages from Avista Energy and Avista Utilities, which could result in a negative impact on future earnings. Avista Energy and Avista Utilities have joined other parties in opposing these refund claims and complaints for damages. See further information under “Federal Energy Regulatory Commission Inquiry,” “Counterparty Defaults,” “California Refund Proceeding,” “Pacific Northwest Refund Proceeding,” “Reliant Energy, Inc. and Duke Energy Corporation Cross-Complaints,” “California Attorney General Complaint,” “Port of Seattle Complaint,” “Wah Chang Complaint,” “City of Tacoma Complaint,” and “State of Montana Proceedings” in “Note 25 of the Notes to Consolidated Financial Statements.”

Market Conduct Investigations and Market-Based Rate Authority

As a result of certain revelations about alleged improper practices engaged in by Enron and certain of its affiliates, the FERC initiated investigations in February 2002 of Avista Corp. doing business as Avista Utilities, Avista Energy and other unrelated parties. Avista Utilities and Avista Energy cooperated with the FERC investigation by providing requested documents and other information. Several parties filed documents with the FERC in March 2003 alleging improper market conduct by various parties, including Avista Utilities and Avista Energy, and requesting refunds and other relief. Avista Utilities and Avista Energy filed replies in response to the allegations of the parties.

In March 2003, the FERC policy staff issued its final report on its investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 2003 FERC policy staff report, Avista Corp. and Avista Energy were among the few that had already been subjects of a FERC investigation. See further information under “Federal Energy Regulatory Commission Inquiry” in “Note 25 of the Notes to Consolidated Financial Statements.”

Every three years or more frequently if certain regulatory triggers are met, Avista Corp. doing business as Avista Utilities, and Avista Energy are required to file for renewal of their respective market-based rate authority with the FERC. Avista Utilities and Avista Energy made their respective filings with the FERC on September 27, 2004. The filing was amended, at the request of the FERC Staff, with additional information on December 7, 2004 and February 4, 2005. No comments or interventions were filed by interested parties by the close of the comment period on February 14, 2005. By order issued on March 3, 2005, the FERC approved the renewal of the market-based rate authority of Avista Utilities and Avista Energy.

Wholesale Energy Markets and Development of Regional Transmission Organizations

The FERC has proposed changes to the design of the wholesale energy market, which includes the formation of Regional Transmission Organizations. This could significantly change how transmission facilities are regulated and operated.

AVISTA CORPORATION

Avista Corp. has participated with other utilities in the western United States on the possible formation of a Regional Transmission Organization. Interim bylaws governing continuing developmental activities for this non-profit corporation, under the name Grid West, were adopted on December 9, 2004. The next phase of the development of Grid West would be the establishment of a board of directors, which is currently planned for late-2005.

The final proposal for any Regional Transmission Organization must be filed with the FERC and approved by the boards of directors of the filing companies and regulators in various states. The Company’s decision to move forward with the formation of any Regional Transmission Organization serving the Pacific Northwest region, as well as the legal, financial and operating implications of such decisions, will ultimately depend on the terms and conditions related to the formation of the entities and conditions established in the regulatory approval processes. The Company cannot predict these implications.

Results of Operations

Diluted Earnings (Loss) per Common Share by Business Segments

The following table presents diluted earnings (loss) per common share by business segments for the years ended December 31:

	2004	2003	2002

Avista Utilities	$0.67	$0.72	$0.71
Energy Marketing and Resource Management	0.20	0.43	0.47
Avista Advantage	0.01	(0.03)	(0.09)
Other	(0.15)	(0.10)	(0.26)

Earnings per common share from continuing operations	0.73	1.02	0.83
Loss per common share from discontinued operations	—	(0.10)	(0.14)

Earnings per common share before cumulative effect of accounting change	0.73	0.92	0.69
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)	(0.09)

Total earnings per common share, diluted	$0.72	$0.89	$0.60

Overall Operations

2004 compared to 2003

Income from continuing operations was $35.6 million for 2004 compared to $50.6 million for 2003. This decrease was primarily due to the Idaho general rate case write-offs of $14.4 million ($9.4 million, net of tax) recorded at Avista Utilities, as well as reduced earnings for Avista Energy (Energy Marketing and Resource Management segment) and an increase in the net loss for the Other business segment. This was partially offset by the improved performance of Avista Utilities (excluding the Idaho write-offs) due to general rate increases, as well as net earnings from Avista Advantage for 2004 as compared to a net loss for 2003.

Net income for Energy Marketing and Resource Management was $9.7 million for 2004 compared to $20.7 million (excluding the cumulative effect of accounting change) for 2003. During 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. In addition, Avista Energy’s earnings were decreased due to lower natural gas trading margins in 2004 as compared to 2003. These decreases were partially offset by portfolio valuation adjustments at Avista Energy of approximately $2.9 million, net of tax, the most significant of which relates to increases in market liquidity in the Western power markets. Both 2004 and 2003 net income for the Energy Marketing and Resource Management segment were decreased by impairment charges for a turbine and related equipment owned by Avista Power, which is classified as held for sale.

Net income for Avista Utilities was $32.5 million for 2004, compared to $36.2 million for 2003. The decrease for Avista Utilities was primarily due to the Idaho general rate case write-offs. Excluding the write-offs, net income increased primarily due to an increase in gross margin as a result of general rate increases, partially offset by an increase in other operating expenses (operations and maintenance, administrative and general, depreciation and amortization, and taxes other than income taxes).

Avista Advantage had net income of $0.6 million for 2004 compared to a net loss of $1.3 million for 2003. The change was primarily due to an increase in operating revenues, partially offset by the settlement of an employment contract.

AVISTA CORPORATION

The Other business segment incurred a net loss of $7.2 million (excluding the cumulative effect of accounting change) for 2004 compared to a net loss of $4.9 million for 2003. The increase in the net loss was primarily due to the impairment of goodwill at AM&D, the write-off of an investment in a natural gas storage project, the accrual of an environmental liability at Avista Development and Avista Capital’s purchase of Avista Advantage preferred stock at a premium. This was partially offset by a reduced net loss from AM&D, excluding the goodwill impairment.

Total revenues increased $28.2 million for 2004 compared to 2003. Avista Utilities’ revenues increased $44.4 million due to increases in both electric and natural gas revenues. The increase in natural gas revenues was primarily due to natural gas rate increases implemented during 2004 and 2003 and partially due to increased therms sold, primarily as a result of customer growth. The increase in electric revenues reflects an increase in retail revenues, partially offset by a decrease in wholesale revenues and sales of fuel. Revenues from Energy Marketing and Resource Management decreased $31.5 million primarily due to decreased net trading margin on contracts accounted for under SFAS No. 133, a settlement with Enron affiliates during 2003 and decreased revenues under the Agency Agreement with Avista Utilities, partially offset by increased revenues for Avista Energy Canada. Revenues from Avista Advantage increased $3.6 million to $23.4 million primarily as a result of customer growth. Revenues from the Other business segment increased $3.5 million to $17.1 million primarily due to increased revenues from AM&D as well as revenues from entities consolidated in 2004 under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively referred to as FIN 46).

Total resource costs increased $28.5 million for 2004 compared to 2003. Resource costs for Avista Utilities increased $30.5 million primarily due to an increase in purchased natural gas costs as well as the write-off of $12.0 million of deferred power costs resulting from the Idaho general rate case order. This increase in purchased natural gas costs was primarily due to an increase in prices and partially due to an increase in the volume purchased due to customer growth. Resource costs for Energy Marketing and Resource Management decreased $10.1 million primarily due to decreased resource costs for Avista Energy Canada and decreased resource costs under the Agency Agreement with Avista Utilities.

Intersegment eliminations, which decrease both operating revenues and resource costs, were $137.2 million for 2004 compared to $145.4 million for 2003, representing decreased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

Operations and maintenance expenses increased $17.9 million for 2004 compared to 2003 partially due to the disallowance in the Idaho general rate case of $2.4 million (net of $0.3 million of accumulated depreciation) of certain capitalized utility plant costs at Avista Utilities. The remaining increase for Avista Utilities was primarily due to a general increase in operations and maintenance expense primarily related to distribution and customer service expenses, partially reflecting an increase in labor costs. Operations and maintenance expense for the Other business segment increased $2.6 million due to the write-off of an investment in a natural gas storage project as well as the effects from entities consolidated under FIN 46.

Administrative and general expenses increased $6.8 million for 2004 compared to 2003 primarily due to increased expenses for Avista Utilities, Avista Advantage and the Other business segment, partially offset by decreased expenses for Energy Marketing and Resource Management. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expenses and professional fees. The increase for Avista Utilities primarily reflects an increase in labor costs and other employee related expenses, increased liability and damage claims insurance costs, as well as an increase in outside services. The increase for Avista Advantage was primarily due to the settlement of an employment contract. The increase for the Other business segment primarily reflects the impairment of goodwill at AM&D and the accrual of an environmental liability at Avista Development.

Depreciation and amortization increased $0.6 million for 2004 compared to 2003 primarily due to utility plant additions at Avista Utilities and the resulting increase in depreciation expense as well as the consolidation of WP Funding LP under FIN 46 and the resulting inclusion of depreciation expense of the Rathdrum Power Plant. This was partially offset by a correction at Avista Utilities for overstated depreciation expense in prior periods recorded during 2004. Coyote Springs 2 was placed into service in mid-2003 and increased depreciation expense for 2004 as compared to 2003.

Taxes other than income taxes increased $5.7 million for 2004 compared to 2003 primarily due to increased retail revenues and related taxes for Avista Utilities. An increase in property taxes at Avista Utilities also contributed to the increase in taxes other than income taxes.

AVISTA CORPORATION

Interest expense (including interest expense to affiliated trusts) increased $0.1 million for 2004 compared to 2003 primarily due to the inclusion of the interest expense on $54.6 million of debt of WP Funding LP, which was consolidated for all of 2004 and only the fourth quarter of 2003 as required by FIN 46, as well as an increase in interest on short-term borrowings and the inclusion of preferred stock dividends as interest expense in accordance with SFAS No. 150, partially offset by a decrease in interest expense on long-term debt due to the repurchase of higher cost debt. Preferred stock dividends of $1.1 million, distributed prior to the adoption of SFAS No. 150 on July 1, 2003, were classified as a separate line item in the Consolidated Statement of Income for 2003.

Capitalized interest increased $0.3 million for 2004 compared to 2003. This was primarily due to increased construction activity at Avista Utilities and higher average construction work in progress balances.

Other income-net increased $2.2 million for 2004 compared to 2003 primarily due to increased income in 2004 on certain investments in the Other business segment and net gains on the disposition of non-operating assets in 2004 compared to net losses in 2003. This was partially offset by the premium paid on the repurchase of Avista Advantage preferred stock, as well as a decrease in interest income and interest on power and natural gas deferrals.

Income taxes decreased $13.7 million for 2004 compared to 2003, primarily due to decreased income before income taxes. The effective tax rate was 37.7 percent for 2004 compared to 41.1 percent for 2003.

During 2004, the Other business segment recorded as a cumulative effect of accounting change a charge of $0.5 million related to the implementation of FIN 46, which required Avista Ventures to consolidate several minor entities.

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

Total revenues increased $60.5 million for 2003 compared to 2002. Avista Utilities’ revenues increased $34.2 million primarily due to increased electric revenues, partially offset by decreased natural gas revenues. The decrease in natural gas revenues was primarily due to natural gas rate decreases implemented during the fourth quarter of

AVISTA CORPORATION

2002 and partially due to decreased therms sold as a result of warmer weather during the first quarter of 2003 as compared to the first quarter of 2002. Natural gas rate increases were implemented in September and October 2003 in response to increased natural gas costs. The increase in electric revenues reflects an increase in retail revenues, wholesale revenues and sales of fuel. Revenues from Energy Marketing and Resource Management increased $84.5 million primarily due to increased revenues on contracts that are not considered derivatives under SFAS No. 133 (primarily the Agency Agreement with Avista Utilities), non-trading derivative contracts and revenues from Avista Energy Canada. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive impact of $8.4 million on operating revenues for 2003. Revenues from Avista Advantage increased 17 percent to $19.8 million primarily as a result of customer growth. Revenues from the Other business segment decreased $1.1 million primarily due to decreased revenues from AM&D.

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

Intersegment eliminations, which decreases both operating revenues and resource costs were $145.4 million for 2003 compared to $85.2 million for 2002, representing increased purchases of natural gas under the Agency Agreement between Avista Utilities and Avista Energy.

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

Depreciation and amortization increased $5.9 million for 2003 compared to 2002 primarily due to utility plant additions at Avista Utilities and the resulting increase in depreciation expense. Coyote Springs 2 was placed into service in mid-2003, which increased depreciation expense by $2.2 million.

Taxes other than income taxes decreased $3.8 million for 2003 compared to 2002 primarily due to decreased retail natural gas revenues and related taxes for Avista Utilities.

Interest expense decreased $11.9 million for 2003 compared to 2002 primarily due to a decrease in the average balance of debt outstanding. This decrease was partially offset by the inclusion of $1.1 million of preferred stock dividends as interest expense for the second half of 2003 in accordance with SFAS No. 150. During 2003 and 2002, the Company repurchased $52.5 million and $203.6 million of long-term debt, respectively. In September 2003, the Company issued $45.0 million of 6.125 percent First Mortgage Bonds due in 2013. The proceeds were used to repay a portion of the borrowings under the then existing $245.0 million line of credit that was used on an interim basis to fund $46.0 million of maturing 9.125 percent Unsecured Medium-Term Notes.

Capitalized interest decreased $6.4 million for 2003 compared to 2002. This was primarily due to the fact that the Company did not capitalize any interest related to Coyote Springs 2 subsequent to September 30, 2002 because the project was substantially completed.

AVISTA CORPORATION

Other income-net decreased $11.1 million for 2003 compared to 2002 primarily due to reduced interest income (including accrued interest on power and natural gas deferrals) as well as losses in 2003 on certain investments in the Other business segment. The decrease in interest income primarily reflects the repayment of a note receivable in the Other business segment in the fourth quarter of 2002 and decreased earnings on short-term investments.

Income taxes increased $0.5 million for 2003 compared to 2002. The effective tax rate was 41.1 percent for 2003 compared to 45.2 percent for 2002.

During 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to EITF Issue No. 02-3, which effectively required the transition of accounting for energy trading activities from EITF Issue No. 98-10 to SFAS No. 133. EITF Issue No. 02-3 rescinded EITF Issue No. 98-10 and related interpretative guidance. Under EITF Issue No. 02-3, mark-to-market accounting is precluded for energy trading contracts that are not derivatives pursuant to SFAS No. 133. The rescission of EITF Issue No. 98-10 also eliminated the recognition of physical inventories at fair value other than those provided for in other accounting standards.

In April 2002, the Company completed its transitional test of goodwill related to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the Company determined that $4.1 million (net of tax) of goodwill related to AM&D was impaired and recorded this as a cumulative effect of accounting change for 2002.

Avista Utilities

2004 compared to 2003

Net income for Avista Utilities was $32.5 million for 2004 compared to $36.2 million for 2003. Avista Utilities’ income from operations was $134.1 million for 2004 compared to $146.8 million for 2003. This decrease was primarily due to the Idaho general rate case write-offs of $14.4 million ($9.4 million, net of tax).

The following table presents Avista Utilities’ gross margin for the years ended December 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2004	2003	2004	2003	2004	2003

Operating revenues	$652,081	$650,922	$320,493	$277,289	$972,574	$928,211
Resource costs	291,388	294,031	214,003	180,896	505,391	474,927

Gross margin	$360,693	$356,891	$106,490	$96,393	$467,183	$453,284

Avista Utilities’ operating revenues increased $44.4 million and resource costs increased $30.5 million, which resulted in an increase of $13.9 million in gross margin for 2004 as compared to 2003. The gross margin on natural gas sales increased $10.1 million and the gross margin on electric sales increased $3.8 million. The increase in the gross margin on natural gas sales was primarily due to the Idaho natural gas general rate increase implemented in September 2004, the Washington natural gas general rate increase implemented in November 2004 and the Oregon natural gas general rate increase implemented in the fourth quarter of 2003. The increase in electric gross margin was primarily due to the Idaho electric general rate increase implemented in September 2004 as well as customer growth. This was partially offset by the disallowance of $12.0 million of deferred power costs in the Idaho general rate case.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the years ended December 31 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2004	2003	2004	2003

Residential	$209,518	$204,783	3,343	3,298
Commercial	201,775	201,339	2,919	2,919
Industrial	90,288	78,276	2,076	1,785
Public street and highway lighting	4,847	4,770	25	25

Total retail	506,428	489,168	8,363	8,027
Wholesale	62,399	73,463	1,472	2,075
Sales of fuel	63,990	71,456	—	—
Other	19,264	16,835	—	—

Total	$652,081	$650,922	9,835	10,102

AVISTA CORPORATION

Retail electric revenues increased $17.3 million for 2004 from 2003. This increase was primarily due to an increase in total MWhs sold (increased revenues $20.4 million), partially offset by a decrease in revenue per MWh (decreased revenues $3.1 million). Although there were differences with respect to quarter-to-quarter comparisons, total heating and cooling degree days at Spokane, Washington for both 2004 and 2003 were similar with both warmer than normal heating and cooling seasons. As such, electric loads and revenues were not significantly affected by weather when comparing 2004 to 2003 results. The increase in total MWhs sold and corresponding revenues was primarily due to customer growth as well as the Potlatch Corporation contract, which was entered into during mid-2003. The decrease in revenue per MWh was primarily due to a slight change in revenue mix with a greater percentage of revenues from industrial sales. The increase in industrial revenues was primarily due to the Potlatch Corporation contract. In September 2004, a general electric rate increase was implemented in Idaho. However, this was almost entirely offset by a decrease in the PCA surcharge, such that the net increase in rates to Idaho customers was only 1.9 percent. Although the general rate case increased gross margin, income from operations and net income, it did not have a significant effect on operating revenues for 2004 as compared to 2003.

Wholesale electric revenues decreased $11.1 million primarily due to the implementation of EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3” which requires that wholesale revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. The adoption of this EITF Issue resulted in a reduction in wholesale revenues of approximately $26.4 million for 2004 as compared to 2003. The remaining change in wholesale revenues reflects higher average sales prices and an increase in wholesale sales volumes.

Sales of fuel decreased $7.5 million as a result of the expiration of several higher priced fuel contracts. A greater percentage of fuel purchases were used in generation, which also contributed to the decrease in sales of fuel. Sales of fuel represents natural gas that was not used for generation because electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units.

Other electric revenues increased $2.4 million primarily due to increased transmission revenues.

The following table presents Avista Utilities’ natural gas operating revenues and therm sales for the years ended December 31 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therm Sales
	2004	2003	2004	2003

Residential	$194,470	$166,925	201,696	198,471
Commercial	104,754	90,523	122,852	122,115
Industrial	9,423	7,475	13,274	12,737

Total retail	308,647	264,923	337,822	333,323
Wholesale	152	280	305	675
Transportation	8,134	8,485	154,427	153,352
Other	3,560	3,601	3,030	3,124

Total	$320,493	$277,289	495,584	490,474

Natural gas revenues increased $43.2 million for 2004 from 2003 primarily due to an increase in retail natural gas revenues, partially offset by a slight decrease in transportation and wholesale revenues. The $43.7 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $39.6 million) and partially due to an increase in volumes (increased revenues $4.1 million). During 2004 and 2003, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. In September 2004, a general natural gas rate increase was implemented in Idaho. In November 2004, a general natural gas rate increase was implemented in Washington. Also, during the fourth quarter of 2003, a general natural gas rate increase was implemented in Oregon. The increase in total therms sold was primarily a result of customer growth, as a colder first quarter of 2004 was offset by a warmer fourth quarter of 2004 as compared to 2003.

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers for the years ended December 31:

	Electric		Natural Gas
	Customers		Customers
	2004	2003	2004	2003

Residential	288,422	283,497	268,571	261,063
Commercial	36,728	36,279	31,886	31,312
Industrial	1,416	1,414	311	310
Public street and highway lighting	418	422	—	—

Total retail	326,984	321,612	300,768	292,685
Wholesale	43	47	1	1
Transportation	—	—	81	84

Total customers	327,027	321,659	300,850	292,770

The following table presents Avista Utilities heating and cooling degree days for the years ended December 31:

	2004	2003

Heating degree days (1):
Spokane, Washington actual	6,314	6,351
Spokane, Washington 30 year average (2)	6,820	6,820
Percentage of average	93%	93%
Medford, Oregon actual	3,933	4,046
Medford, Oregon 30 year average (2)	4,592	4,592
Percentage of average	86%	88%
Cooling degree days (3):
Spokane, Washington actual	571	578
Spokane, Washington 30 year average (2)	394	394
Percent of average	145%	147%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

(3)	Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of the high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures).

The following table presents Avista Utilities’ resource costs for the years ended December 31 (dollars in thousands):

	2004	2003

Electric resource costs:
Power purchased	$145,298	$147,743
Power cost amortizations, net of deferrals	22,950	7,165
Fuel for generation	38,406	35,581
Other fuel costs	72,602	96,765
Other regulatory amortizations, net	(10,095)	(7,904)
Other electric resource costs	22,227	14,681

Total electric resource costs	291,388	294,031

Natural gas resource costs:
Natural gas purchased	225,908	184,014
Natural gas deferrals, net of amortization	(12,136)	(3,336)
Other regulatory amortizations, net	231	218

Total natural gas resource costs	214,003	180,896

Total resource costs	$505,391	$474,927

Power purchased for 2004 decreased $2.4 million compared to 2003 due to the effects of EITF Issue No. 03-11 (decreased costs by $26.4 million), partially offset by an increase in the price of power purchases (increased costs $15.1 million) and an increase in the volume of power purchases (increased costs $8.9 million).

AVISTA CORPORATION

Net amortization of deferred power costs was $23.0 million for 2004 compared to $7.2 million for 2003. During 2004, Avista Utilities recovered (collected as revenue) $26.2 million of previously deferred power costs in Washington and $23.0 million in Idaho. There was a decrease in the recovery of previously deferred power costs in Idaho, which was primarily due to the reduction of the PCA rate surcharge in the Idaho general rate case. During 2004, Avista Utilities deferred $10.5 million of power costs in Washington and $15.3 million in Idaho. The total deferral of power costs decreased in 2004 as compared to 2003 due to an increase in hydroelectric generation and the expiration of higher priced natural gas fuel contracts.

Fuel for generation for 2004 increased $2.8 million compared to 2003 primarily due to an increase in fuel prices and partially due to a slight increase in thermal generation.

Other fuel costs for 2004 decreased $24.2 million compared to 2003. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded the revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the expiration of higher-priced natural gas fuel contracts. The decrease was also due to a greater percentage of fuel used in generation.

Other electric resource costs for 2004 increased $7.5 million compared to 2003 primarily due to the disallowance of $12.0 million of deferred power costs in the Idaho general rate case. This was partially offset by the consolidation of WP Funding LP and the elimination of the Rathdrum Power Plant lease expense from resource costs. Costs associated with the Rathdrum Power Plant are primarily reflected as depreciation and interest expense in 2004.

The expense for natural gas purchased for 2004 increased $41.9 million compared to 2003 due to an increase in the cost of natural gas (increased costs $37.4 million) and an increase in total therms purchased (increased costs $4.5 million) consistent with an increase in natural gas sales from customer growth. During 2004, Avista Utilities had $12.1 million of net deferrals of natural gas costs compared to $3.3 million for 2003. The increase was primarily due to an increase in natural gas prices.

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

Avista Utilities’ operating revenues increased $34.2 million and resource costs increased $21.4 million, which resulted in an increase of $12.8 million in gross margin for 2003 as compared to 2002. The gross margin on natural gas sales decreased $0.3 million and the gross margin on electric sales increased $13.1 million. The slight decrease in the gross margin on natural gas sales was primarily due to a slight decrease in retail customer usage. Primarily due to warmer weather during the first quarter of 2003, total retail therm sales decreased by 1 percent. The increase in electric gross margin was primarily due to the general electric rate increase of 19.3 percent in Washington base retail rates effective July 1, 2002. This increase was partially offset by the expense of the initial $9.0 million of power supply costs in Washington exceeding the amount included in base retail rates during 2003 as compared to $4.5 million expensed during 2002.

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

Retail electric revenues increased $25.5 million for 2003 from 2002. This increase was primarily due to an increase in total MWhs sold (increased revenues $27.0 million), partially offset by a decrease in revenue per MWh (decreased revenues $1.5 million). The weather was generally warmer than 2002 during the first quarter of 2003 which reduced MWh sales during the period. However, this was offset by warmer weather during the second and third quarters of 2003, which increased residential and commercial air conditioning usage during the period. The weather was colder during the fourth quarter of 2003 as compared to the fourth quarter of 2002, which increased usage during the period. The slight decrease in revenue per MWh was due to a slight change in revenue mix with a greater percentage of revenues from industrial sales. The increase in industrial revenues was primarily due to the Potlatch Corporation contract.

Wholesale electric revenues increased $9.4 million reflecting average sales prices that were higher than the prior period (increased revenues $14.4 million), partially offset by a decrease in wholesale sales volumes (decreased revenues $5.0 million). The increase in average wholesale sales prices in 2003 appears to primarily reflect decreased hydroelectric resources as compared to 2002 throughout the western United States and an increase in the cost of natural gas used for generation.

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

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers for the years ended December 31:

	Electric		Natural Gas
	Customers		Customers
	2003	2002	2003	2002

Residential	283,497	279,735	261,063	254,700
Commercial	36,279	35,910	31,312	30,823
Industrial	1,414	1,420	310	315
Public street and highway lighting	422	413	—	—

Total retail	321,612	317,478	292,685	285,838
Wholesale	47	46	1	1
Transportation	—	—	84	88

Total customers	321,659	317,524	292,770	285,927

The following table presents Avista Utilities heating and cooling degree days for the years ended December 31:

	2003	2002

Heating degree days (1):
Spokane, Washington actual	6,351	6,818
Spokane, Washington 30 year average (2)	6,820	6,842
Percentage of average	93%	100%
Medford, Oregon actual	4,046	4,230
Medford, Oregon 30 year average (2)	4,592	4,611
Percentage of average	88%	92%
Cooling degree days (3):
Spokane, Washington actual	578	405
Spokane, Washington 30 year average (4)	394	394
Percent of average	147%	103%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	For 2003, computed for the period from 1971 through 2000. For 2002, computed for the period from 1961 to 1990.

(3)	Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of the high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures).

(4)	Computed for the period 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the years ended December 31 (dollars in thousands):

	2003	2002

Electric resource costs:
Power purchased	$147,743	$115,282
Power cost amortizations, net of deferrals	7,165	26,253
Fuel for generation	35,581	18,531
Other fuel costs	96,765	77,885
Other regulatory amortizations, net	(7,904)	(15,411)
Other electric resource costs	14,681	17,840

Total electric resource costs	294,031	240,380

Natural gas resource costs:
Natural gas purchased	184,014	170,662
Natural gas cost amortizations (deferrals), net	(3,336)	42,229
Other regulatory amortizations, net	218	254

Total natural gas resource costs	180,896	213,145

Total resource costs	$474,927	$453,525

Power purchased for 2003 increased $32.5 million, or 28 percent, compared to 2002 primarily due to an increase in the price of power purchases (increased costs $31.3 million) and partially due to an increase in the volume of power

AVISTA CORPORATION

purchases (increased costs $1.2 million). The increase in the price of power purchases reflects increases in the price of power in the western United States and the Pacific Northwest. This appears to be partially due to lower than normal precipitation and snowpack conditions during the fourth quarter of 2002 and the first two months of 2003 and the anticipated effects on hydroelectric generation in the region. Warm and dry conditions in the Pacific Northwest during the summer of 2003 as well as the increased cost of natural gas used to generate electricity appear to have increased the price of electricity during 2003 as compared to 2002. Reduced hydroelectric availability and increased demand due to weather also appear to have affected wholesale electric prices in the western United States and the Pacific Northwest during the second half of 2003 as compared to 2002.

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

Avista Energy trades electricity and natural gas, along with derivative commodity instruments including futures, options, swaps and other contractual arrangements. Most transactions are conducted on an “over-the-counter” basis. Avista Energy’s trading operations are affected by, among other things, volatility of prices within the electric energy and natural gas markets, the demand for and availability of energy, changing regulation of the electric and natural gas industries, the creditworthiness of counterparties and variations in liquidity in energy markets. See “Business Risk” for further information.

AVISTA CORPORATION

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

The following table presents Avista Energy’s net realized gains and net unrealized losses for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Net realized gains	$39,520	$82,317	$141,610
Net unrealized losses	(678)	(22,128)	(87,403)

Total gross margin (operating revenues less resource costs)	$38,842	$60,189	$54,207

2004 compared to 2003

Energy Marketing and Resource Management’s net income was $9.7 million for 2004, compared to net income before the cumulative effect of accounting change of $20.7 million for 2003. During 2003, Avista Energy’s earnings were positively impacted by the effects of accounting for energy contracts under SFAS No. 133 and a settlement with certain Enron affiliates. In addition, Avista Energy’s earnings were decreased due to lower natural gas trading margins in 2004 as compared to 2003. These decreases were partially offset by portfolio valuation adjustments at Avista Energy of approximately $2.9 million, net of tax, the most significant of which relates to increases in market liquidity in the Western power markets. Avista Energy’s commodity portfolio was historically valued using third-party broker market quotes for the first 24 months and using a model for the long-term portion of the portfolio. Increased market liquidity has resulted in the availability of reliable and transparent market prices for a longer time period than had previously been available. Based on this change in market liquidity, Avista Energy began utilizing third-party market price quotes for the first 36 months of the portfolio beginning in the fourth quarter of 2004. Avista Energy continues to use a model to estimate forward price curves for the longer-term portion of the portfolio. The Company believes this change in valuation methodology represents the most accurate valuation of the portfolio.

Avista Energy is impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. Avista Energy hedges the value of natural gas storage with financial and physical sales, effectively locking in a margin on storage. However, accounting rules require the natural gas storage to be carried at the lower of cost or market, while the sales contracts (which are derivatives) are marked-to-market using forward price curves. Changes in forward price curves result in income or losses on the derivative sales contracts, but do not affect the booked values for gas inventory. Therefore, when the month-end forward price curves change disproportionately to the cost of natural gas inventory, Avista Energy experiences earnings volatility. During the third quarter of 2004, natural gas prices increased disproportionately to the prior months’ natural gas prices and negatively impacted Avista Energy’s earnings. This effect was partially reversed in the fourth quarter of 2004. The earnings volatility, as well as the mark-to-market losses associated with the 2004/2005 natural gas storage cycle and the applicable accounting rules discussed above, should fully reverse when the natural gas has been withdrawn from storage. Based on natural gas prices, Avista Energy may elect not to withdraw its natural gas inventory until the first quarter of 2006. As such, the timing difference created may increase during 2005. The accounting treatment does not impact the underlying cash flows or economics of these transactions.

Avista Energy controls natural gas-fired generation through a power purchase agreement with the Lancaster Project. The power purchase agreement gives Avista Energy the right to purchase natural gas for generation, and convert to electricity for a fixed fee. Avista Energy has economically hedged the value of this power purchase agreement by entering into contracts to buy and sell natural gas and electricity. Although the power purchase agreement is not a derivative and not marked-to-market, the contracts to buy and sell natural gas and electricity are derivatives and marked-to-market. Where possible, Avista Energy has designated the natural gas and electricity contracts as accounting hedges in accordance with SFAS No. 133 in order to reduce the earnings volatility associated with these derivative contracts. However, not all of these contracts qualify for hedge accounting. Avista Energy will continue to recognize changes in fair value of those contracts in earnings as unrealized gains and losses. In addition, the ineffective portion of the change in the forward value of qualifying hedges will continue to be recognized in earnings.

AVISTA CORPORATION

Operating revenues decreased $31.5 million and resource costs decreased $10.1 million for 2004 as compared to 2003 resulting in a decrease in gross margin of $21.4 million. Avista Energy’s gross margin (operating revenues less resource costs) was $38.8 million for 2004 compared to $60.2 million for 2003. The decrease in gross margin was primarily due to the 2003 effects of the transition to SFAS No. 133 and the settlement with Enron affiliates. The transition to SFAS No. 133 resulted in certain contracts with net estimated unrecognized losses of $7.3 million for 2003 not being accounted for at market value. These contracts that are not accounted for at market value were economically hedged by certain other contracts with net unrealized gains for 2003 that are considered derivatives under SFAS No. 133, and as such were recorded at market value with a positive effect on gross margin. The positive effect of the transition to SFAS No. 133 is reversed in future periods as market values change or the contracts are settled and realized. During September 2003, Avista Energy implemented hedge accounting for certain transactions. This has partially mitigated the effects from the transition to SFAS No. 133 and reduced the volatility of reporting earnings on a prospective basis. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive effect of $8.4 million on gross margin for 2003.

Net realized gains decreased to $39.5 million for 2004 from $82.3 million for 2003. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was due to an increase in the net losses on physical natural gas transactions, the settlement with Enron affiliates in the prior year, decreased net gains on settled financial transactions and decreased net gains on settled foreign currency transactions. This was partially offset by increased net gains on settled physical electric transactions and a change in the net gain on the valuation of natural gas inventory. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $0.7 million for 2004 compared to a net unrealized loss of $22.1 million for 2003. The change in the net unrealized loss was primarily due to the effects of the transition to SFAS No. 133 described above. The decrease in the net unrealized loss was also due to the settlement of contracts and the realization of previously unrealized gains during 2003. In 2004, portfolio valuation adjustments at Avista Energy resulting primarily from increases in market liquidity in the Western power markets decreased the net unrealized loss and increased gross margin by $4.5 million. During 2004, the change in the total net unrealized gain attributable to market prices and other market changes was $31.7 million, a decrease from $63.2 million for 2003.

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

Avista Energy’s gross margin (operating revenues less resource costs) was $60.2 million for 2003 compared to $54.2 million for 2002. The increase in gross margin was partially due to the effects of the transition to SFAS No. 133, which resulted in certain contracts with net estimated unrecognized losses of $7.3 million for 2003 not being accounted for at market value. These losses are recognized as the contracts are settled or realized. These contracts that are not accounted for at market value are economically hedged by certain other contracts with unrealized gains for 2003 that are considered derivatives under SFAS No. 133, and as such are recorded at market value with a positive impact on gross margin. The positive effects of the transition to SFAS No. 133 will be reversed in future periods as market values change or the contracts are settled and realized. Avista Energy’s settlement of various positions with Enron affiliates and the resulting release by Avista Energy of amounts, which had been reserved against such positions, also had a positive effect of $8.4 million on gross margin for 2003.

Net realized gains decreased to $82.3 million for 2003 from $141.6 million for 2002. Net realized gains represent the net gain on contracts that have settled. The decrease in net realized gains was primarily due to a decrease in the net gains on physical electric and natural gas transactions partially offset by the settlement with Enron affiliates, increased net gains on settled financial transactions and net gains on the change in natural gas inventory valuations. Net realized gains for 2002 also reflect net gains from the settlement of transactions that were initiated during the period of high wholesale market prices and volatility during 2000 and 2001. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $22.1 million for 2003 compared to a net unrealized loss of $87.4 million for 2002. The change in the net unrealized loss was primarily due to the settlement of contracts with significant realized gains during 2002 and the effects of the transition to SFAS No. 133 described above. During 2003, the change in the total net unrealized gain attributable to market prices and other market changes was $63.2 million, an increase from $49.7 million in 2002.

AVISTA CORPORATION

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during 2004 (dollars in thousands):

	Electric	Natural Gas	Total
	Assets net of	Assets net of	Unrealized
	Liabilities	Liabilities	Gain (Loss)

Fair value of contracts as of December 31, 2003	$63,573	$10,089	$73,662
Less contracts settled during 2004 (1)	(76,854)	37,334	(39,520)
Fair value of new contracts when entered into during 2004 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	4,471	—	4,471
Change in fair value attributable to market prices and other market changes	67,775	(36,082)	31,693

Fair value of contracts as of December 31, 2004	$58,965	$11,341	$70,306

(1)	Contracts settled during 2004 include those contracts that were open in 2003 but settled during 2004 as well as new contracts entered into and settled during 2004. Amount represents net realized gains associated with these settled transactions.

(2)	Avista Energy did not enter into any origination transactions during 2004 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the second quarter of 2004, Avista Energy refined its methodology used to discount forward settled contracts in order to reflect interest rate risk during varying settlement periods, which increased the fair value $1.1 million. During the fourth quarter of 2004, due to increased market liquidity, Avista Energy refined its electric portfolio valuation methodology to use an additional 12 months of market data, which increased the fair value $3.4 million.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of December 31, 2004 (dollars in thousands):

		Greater	Greater
		than one	than three	Greater
	Less than	and less than	and less than	than
	one year	three years	five years	five years	Total

Electric assets (liabilities), net
Prices from other external sources (1)	$23,455	$39,174	$—	$—	$62,629
Fair value based on valuation models (2)	(1,685)	(2,667)	11,302	(10,614)	(3,664)

Total electric assets (liabilities), net	$21,770	$36,507	$11,302	$(10,614)	$58,965

Natural gas assets (liabilities), net
Prices from other external sources (1)	$11,395	$2,125	$—	$—	$13,520
Fair value based on valuation models (3)	(2,460)	(865)	1,146	—	(2,179)

Total natural gas assets (liabilities), net	$8,935	$1,260	$1,146	$—	$11,341

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. These market quotes are used through 36 months.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices, as well as basis spreads using historical and broker estimates.

AVISTA CORPORATION

Avista Power

In 2004 and 2003, the Company recorded impairment charges for a turbine and related equipment owned by Avista Power. This resulted in charges of $5.1 million and $4.9 million for 2004 and 2003, respectively, included in operations and maintenance expense. The impact on net income from these impairment charges was $3.3 million and $3.2 million, net of tax, for 2004 and 2003, respectively.

Avista Advantage

2004 compared to 2003

Avista Advantage had net income of $0.6 million for 2004 compared to a net loss of $1.3 million for 2003. Operating revenues for Avista Advantage increased $3.6 million and operating expenses increased $0.5 million as compared to 2003. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had a 29 percent increase in the number of billed sites as of December 31, 2004 as compared to December 31, 2003. The increase in operating expenses reflects the settlement of an employment contract, partially offset by improved efficiencies and a focus on reducing operating expenses. Avista Advantage’s cost of processing a bill decreased by 11 percent for 2004 as compared to 2003.

2003 compared to 2002

Avista Advantage’s net loss was $1.3 million for 2003 compared to $4.3 million for 2002. Operating revenues for Avista Advantage increased $2.9 million and operating expenses decreased $2.1 million as compared to 2002. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had a 12 percent increase in the number of billed sites as of December 31, 2003 as compared to December 31, 2002. The decrease in operating expenses reflects improved efficiencies, a reduction in the number of employees and a focus on reducing operating expenses.

Other

The Other business segment includes Avista Ventures (including AM&D), Pentzer, Avista Development and certain other operations of Avista Capital.

2004 compared to 2003

The net loss before the cumulative effect of accounting change from this business segment was $7.2 million for 2004 compared to a net loss of $4.9 million for 2003. The increase in the net loss was primarily due to the impairment of goodwill at AM&D, the write-off of an investment in a natural gas storage project, the accrual of an environmental liability at Avista Development and Avista Capital’s purchase of Avista Advantage preferred stock at a premium. This was partially offset by a decrease in the loss from AM&D (excluding the impairment of goodwill) as well as certain other investments of Avista Ventures. Operating revenues from this business segment increased $3.5 million and operating expenses increased $6.8 million, respectively, for 2004 as compared to 2003. The consolidation of several minor entities pursuant to FIN 46 contributed to the increase in operating revenues and operating expenses. The loss from AM&D decreased to $1.0 million for 2004 (excluding the impairment of goodwill), from $2.3 million for 2003.

2003 compared to 2002

The net loss from this business segment was $4.9 million for 2003 compared to a net loss before the cumulative effect of accounting change of $12.4 million for 2002. The decrease in the net loss was primarily due to an increase in income from operations. Operating revenues from this business segment decreased $1.1 million and operating expenses decreased $12.1 million, respectively, for 2003 as compared to 2002. The increase in income from operations was primarily due to a decrease in litigation costs and settlements. The loss from AM&D decreased to $2.3 million for 2003 from $5.1 million for 2002. The improvement in income from operations was partially offset by an increase in losses on certain other investments of Avista Ventures not related to AM&D.

AVISTA CORPORATION

Discontinued Operations

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. As such, these operations are reported as a discontinued operation.

In September 2001, Avista Corp. decided that it would dispose of substantially all of the assets of Avista Communications. The divestiture of operating assets was complete by the end of 2002. The operations of Avista Communications are included as part of discontinued operations during 2002.

The decrease in the loss from discontinued operations to $4.9 million in 2003 from $6.7 million in 2002 was primarily due to the fact that only six months of operations for Avista Labs are included in 2003, partially offset by $1.1 million of net income for Avista Communications in 2002.

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

Avista Utilities Operating Revenues

Operating revenues for Avista Utilities related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded. The estimate of unbilled revenue is based on the number of customers, current rates, meter reading dates, weather (degree days), as well as actual throughput for natural gas. Any difference between actual and estimated revenue is automatically corrected in the following month when the actual meter reading and customer billing occurs.

Regulatory Accounting

The Company prepares its consolidated financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 requires the Company to reflect the impact of regulatory decisions in its financial statements. SFAS No. 71 requires that certain costs and/or obligations (such as incurred power and natural gas costs not currently recovered through rates, but expected to be recovered in the future) are reflected as deferred charges on the Consolidated Balance Sheets. These costs and/or obligations are not reflected in the statement of income until the period during which matching revenues are recognized. The Company has mechanisms in place in each regulatory jurisdiction, which provide for the recovery of its regulatory assets through future rates. These regulatory assets are subject to review for prudence and recoverability and, as such, certain deferred costs may be disallowed by the respective regulatory agencies. If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 with respect to all or a portion of the Company’s regulated operations, the Company could be required to write off its regulatory assets. The Company could also be precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expects to recover such costs in the future.

Avista Utilities Energy Commodity Derivative Assets and Liabilities

Avista Utilities enters into forward contracts to purchase or sell energy. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting

AVISTA CORPORATION

orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The order provides for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM and the PCA mechanism. Quoted market prices and forward price curves are used to estimate the fair value of Avista Utilities’ derivative commodity instruments.

Avista Energy Revenues and Trading Activities

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are marked to estimated fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. Changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the Consolidated Statements of Income in the period of change. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments, which are reported as assets and liabilities on the Consolidated Balance Sheets. These market prices are used through 36 months. Prior to the fourth quarter of 2004, market prices for electric commodity prices were used through 24 months. Increased market liquidity has resulted in the availability of reliable and transparent market prices for a longer time period than had been previously available. For longer-term positions and certain short-term positions for which market prices are not available, models are used to estimate market values. These models incorporate a variety of estimates and assumptions, the ultimate outcomes of which are beyond Avista Energy’s control including, among others, estimates and assumptions as to demand growth, fuel price escalation, availability of existing generation and costs of new generation. Actual experience can vary significantly from these estimates and assumptions.

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

Pension Plans and Other Postretirement Benefit Plans

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company made $15 million in cash contributions to the pension plan in 2004 and $12 million in each of 2003 and 2002. The Company expects to contribute approximately $15 million to the pension plan in 2005. As of December 31, 2004, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2004, the pension plan funding deficit increased as compared to the end of 2003 primarily as a result of a decrease in the discount rate used to measure pension plan liabilities. As such, the Company increased the additional minimum liability for the unfunded accumulated benefit obligation by $9.2 million and decreased the intangible asset by $0.7 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $6.4 million, net of tax, for 2004.

The Finance Committee of the Company’s Board of Directors establishes investment policies, objectives and strategies to seek optimum return for the pension plan, while also keeping with the assumption of prudent risk and the Finance Committee’s composite return objectives. The Finance Committee reviews and approves changes to the investment policy. The Company has contracted with an investment manager who is responsible for managing the individual investment managers. The investment manager’s performance and related individual fund performance is periodically reviewed by the Finance Committee to ensure compliance with investment policy objectives and

AVISTA CORPORATION

strategies. Pension plan assets are invested primarily in marketable debt and equity securities. Pension plan assets may also be invested in real estate and other investments, including hedge funds and venture capital funds. In seeking to obtain the desired return to fund the pension plan, the Finance Committee has established investment allocation percentages by asset classes as disclosed in “Note 11 of the Notes to Consolidated Financial Statements.”

The Company’s pension costs (including its Supplemental Executive Retirement Plan (SERP)) were $14.9 million, $16.1 million and $10.3 million for 2004, 2003 and 2002, respectively. Of these pension costs, approximately 70 percent are expensed and approximately 30 percent are capitalized. The Company’s costs for the pension plan are determined in part by actuarial formulas and are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are affected by actual employee demographics (including age, compensation and length of service by employees), the amount of cash contributions the Company makes to the pension plan and the return on pension plan assets. Changes made to the provisions of the pension plan may also impact current and future pension costs. Pension plan costs may also be significantly affected by changes in key actuarial assumptions, including the expected return on pension plan assets, the discount rate used in determining the projected benefit obligation and pension costs, as well as the assumed rate of increase in employee compensation. The change in pension plan obligations associated with these factors may not be immediately recognized as pension costs in the Consolidated Statement of Income, but generally are recognized in future years over the remaining average service period of pension plan participants. As such, costs recorded in any period may not reflect the actual level of cash benefits provided to pension plan participants.

The Company has not made any changes to pension plan provisions in 2004, 2003 and 2002 that have had any significant effect on recorded pension plan amounts. The Company has revised the key assumption of the discount rate in 2004 and 2003. Such change had an effect on reported pension costs in 2004 and 2003 and may have an impact on future years given the cost recognition approach described above. However, in determining pension obligation and cost amounts, assumptions can change from period to period, and such changes could result in material changes to future pension costs and funding requirements.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in thousands):

Actuarial	Change in	Impact on Projected	Impact on		Impact on
Assumption	Assumption	Benefit Obligation	Pension Liability		Pension Cost

Expected long-term return on plan assets	-0.5%	$—	$—	*	$839
Expected long-term return on plan assets	+0.5%	—	—	*	(839)
Discount rate	-0.5%	17,817	13,069		1,541
Discount rate	+0.5%	(16,099)	(11,893)		(1,409)

* As the Company has already recorded an additional minimum liability for the unfunded accumulated benefit obligation, changes in the expected return on plan assets would not have an impact on the total pension liability.

In selecting a discount rate, the Company considers yield rates for highly rated corporate bond portfolios with maturities similar to that of the expected term of pension benefits. The Company reduced the discount rate in 2004 to 5.75 percent from 6.25 percent. The Company reduced the discount rate in 2003 to 6.25 percent from 6.75 percent. These decreases in discount rates have increased the projected benefit obligation, pension liability and pension costs.

The assumed long-term rate of return on plan assets is based on past performance and economic forecasts for the types of investments held by the plan. The assumed long-term rate of return was 8 percent in both 2004 and 2003. For 2004 and 2003, the actual return on plan assets, net of fees, was a gain of $16.1 million (or 10.4 percent) and $32.3 million (or 23.3 percent), respectively. The actual return on plan assets, net of fees, was a loss of $17.4 million (or 11.3 percent) in 2002.

The Company also has a SERP that provides additional pension benefits to executive officers of the Company. The SERP is intended to provide benefits to executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. The Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $1.8 million, $0.3 million and $0.7 million related to the SERP in 2004, 2003 and 2002, respectively. This resulted in a charge to other comprehensive income of $1.2 million, $0.2 million and $0.5 million, net of tax, for 2004, 2003 and 2002, respectively.

AVISTA CORPORATION

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $2.3 million and the service and interest cost by $0.2 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by $2.0 million and the service and interest cost by $0.2 million.

Contingencies

The Company has unresolved regulatory, legal and tax issues for which there is inherent uncertainty with respect to the ultimate outcome of the respective matter. The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” as well as other accounting guidance specific to a particular issue. In accordance with SFAS No. 5, a loss contingency is accrued if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual, if it there is a reasonable possibility that a loss may be incurred.

For all material contingencies, the Company has made a judgment as to the probability of the loss occurring and as to whether or not the amount of the loss can be estimated, and, if the loss recognition criteria have been met, liabilities have been accrued or assets have been written down. However, no assurance can be given with respect to the ultimate outcome of any particular contingency.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Continuing Operating Activities Net cash provided by continuing operating activities was $108.3 million for 2004 compared to $122.6 million for 2003. The primary reason for the decrease in net cash provided by continuing operating activities was an increase in net cash used in working capital components, a change in energy commodity assets and liabilities as well as a decrease in net income. This was partially offset by net sales of securities held for trading in 2004 as compared to purchases in 2003 and the fact that non-cash write-offs and impairments were a primary cause for the decrease in net income. Power and natural gas cost amortizations, net of deferrals, were $11.1 million for 2004 compared to $3.8 million for 2003. This was primarily due to decreased deferrals (and a corresponding decrease in cash paid for electric resources) of deferred power costs, partially offset by increased deferrals (and a corresponding increase in cash paid for natural gas purchases) of natural gas costs. The amortization of deferred power and natural gas costs is substantially matched by an increase in cash revenues collected from customers. Increases in cash resource costs paid for power and natural gas costs are substantially matched by additions to deferred power and natural gas costs. Net cash used in working capital components was $89.6 million for 2004, compared to net cash used of $43.0 million for 2003. The net cash used in 2004 primarily reflects a decrease in deposits from counterparties (representing funds returned), which have substituted cash collateral with letters of credit, and an increase in restricted cash (representing cash deposits as collateral for letters of credit). This was partially offset by an increase in accounts payable. The net cash used in 2003 primarily reflects a net decrease in accounts payable. Significant changes in non-cash items included a $21.4 million change in energy commodity assets and liabilities, representing the change from an unrealized loss of $22.1 million on energy trading activities for Avista Energy for 2003 to an unrealized loss of $0.7 million for 2004. This decrease reflects a decrease in realized gains and cash receipts on settled energy commodity transactions at Avista Energy. Significant non-cash items for 2004 also included the write-off and impairment of assets totaling $22.0 million, which is comprised of $12.0 million of deferred power costs, $2.4 million of utility plant costs pursuant to the Idaho general rate case order, asset impairment charges of $5.1 million at Avista Power, goodwill impairment of $1.4 million at AM&D (Other business segment) and $1.1 million representing the write-off of an investment in a natural gas storage project in the Other business segment. The net sales of securities held for trading of $18.9 million (sales of $34.2 million and purchases of $15.3 million) for 2004 represents the investment of cash held at Avista Energy in short-term instruments.

Continuing Investing Activities Net cash used in continuing investing activities was $119.4 million for 2004, an increase compared to $109.8 million for 2003. The increase was primarily due to an increase in utility property capital expenditures and a $5.0 million deposit for the purchase of Coyote Springs 2 in 2004, partially offset by changes in property and investments and an increase in proceeds from the sale of assets.

Continuing Financing Activities Net cash used in continuing financing activities was $28.7 million for 2004 compared to $54.5 million for 2003. During 2004, short-term borrowings decreased $12.0 million, which primarily reflects a decrease in the amount of debt outstanding under Avista Corp.’s line of credit. During 2004, the Company repurchased $36.6 million of long-term debt scheduled to mature in future years at a total premium of $6.7 million, and $30.3 million of debt matured. In November 2004, the Company issued $90.0 million (net proceeds of $89.8 million) of 5.45 percent First Mortgage Bonds due in 2019. During 2004, the Company had $61.9 million of cash inflows and outflows related to the issuance and redemption of long-term debt to affiliated trusts. In 2004, Avista Capital purchased the preferred stock of Avista Advantage at a total price of $4.3 million (including a premium of $0.9 million).

During 2003, short-term borrowings increased $50.5 million, the Company repurchased $52.5 million of long-term debt scheduled to mature in future years at a premium of $1.7 million, and $72.4 million of long-term debt matured. In September 2003, the Company issued $45.0 million (net proceeds of $44.8 million) of 6.125 percent First Mortgage Bonds due in 2013. The increase in short-term borrowings primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. The increase in the amount of short-term borrowings reflects decreased cash flows from operations and increased funding needed for capital expenditures, maturing long-term debt and discretionary repurchases of long-term debt scheduled to mature in future years.

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

AVISTA CORPORATION

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

Since 2002, the Company’s overall liquidity has improved compared to 2001. The general rate increases that became effective in 2002, 2003 and 2004 are allowing the Company to continue to improve its liquidity. The 2002 general electric rate increase in Washington provided for the restructuring and continuation of previously approved temporary rate increases totaling 31.2 percent. In 2003, the Company received a general rate increase, designed to increase annual revenues by $6.3 million in Oregon. In September 2004, the Company received general rate increases, designed to increase base annual revenues by $24.7 million for electric and $3.3 million for natural gas service in Idaho. The Idaho base electric rate increase was substantially offset by a decrease in the PCA surcharge and other minor adjustments such that the net increase in revenues is designed to be $3.2 million. However, the increase in base electric rates will have a significant effect on recurring retail revenues and liquidity. In November 2004, a natural gas general rate increase, designed to increase annual revenues by $5.4 million, was implemented in Washington. See further details in the section “Avista Utilities — Regulatory Matters.”

The Company designs operating and capital budgets to control operating costs and capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to fund high power and natural gas costs in addition to these continuing requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow and other sources of funds, since 2002 through 2004, the Company has repurchased $292.7 million of long-term debt.

When Avista Utilities’ power and natural gas costs exceed the levels currently recovered from retail customers, its net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Based on forecasts as of March 1, 2005, Avista Utilities expects hydroelectric generation will be approximately 84 percent of normal in 2005 assuming normal precipitation for the remainder of the year. This expectation may change based upon precipitation, temperatures and other variables. The earnings impact of below normal hydroelectric generation is mitigated through power cost deferral and recovery mechanisms in Washington and Idaho. The expected reduction in hydroelectric generation is estimated to have a negative effect on operating cash flows of approximately $25 million from the amount originally forecasted, with approximately $2.5 million impacting pre-tax earnings. Avista Utilities believes that it has adequate liquidity through cash flows generated from operations and funds available under its committed line of credit to meet increased cash requirements for purchased power or fuel as a result of reduced hydroelectric generation.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of December 31 (dollars in thousands):

	2004		2003
		Percent		Percent
	Amount	of total	Amount	of total

Current portion of long-term debt	$85,432	4.4%	$29,711	1.5%
Short-term borrowings	68,517	3.5	80,525	4.2
Long-term debt to affiliated trusts	113,403	5.8	113,403	5.9
Long-term debt	901,556	46.2	925,012	47.9

Total debt	1,168,908	59.9	1,148,651	59.5
Preferred stock-cumulative (including current portion)	29,750	1.5	31,500	1.6

Total liabilities	1,198,658	61.4	1,180,151	61.1
Common equity	753,205	38.6	751,252	38.9

Total	$1,951,863	100.0%	$1,931,403	100.0%

AVISTA CORPORATION

The Company’s total debt increased from December 31, 2003 to December 31, 2004 due to the issuance of long-term debt, partially offset by a decrease in short-term borrowings and the repurchase and maturity of long-term debt. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s consolidated common equity increased $2.0 million during 2004 primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan, partially offset by dividends and other comprehensive loss.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary sources of funds for operating needs, dividends and capital expenditures for 2005. Borrowings under Avista Corp.’s committed line of credit may supplement these funds to the extent necessary.

In April 2004, the Company issued Junior Subordinated Debt Securities, with a principal amount of $61.9 million to AVA Capital Trust III, an affiliated business trust formed by the Company. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). Subsequent to the initial five-year fixed rate period, the securities will either have a new fixed rate or an adjustable rate. These debt securities may be redeemed by the Company on or after March 31, 2009 and will mature on April 1, 2034.

The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, an affiliated business trust formed by the Company. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

In November 2004, the Company issued $90.0 million of 5.45 percent First Mortgage Bonds due in 2019. The Company used the proceeds to repay a portion of the borrowings outstanding under its committed line of credit.

On December 17, 2004, the Company entered into a five-year committed line of credit with various banks in the amount of $350.0 million with an expiration date of December 16, 2009. This committed line of credit replaced a $350.0 million committed line of credit with a 364-day term that had an expiration date of May 5, 2005. The Company can request the issuance of up to $150.0 million in letters of credit under the committed line of credit. As of December 31, 2004 and 2003, the Company had $68.0 million and $80.0 million, respectively, of borrowings outstanding. As of December 31, 2004 and 2003, there were $32.8 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit. However, if the Company obtains an investment grade senior unsecured rating with a stable outlook from two nationally recognized rating agencies, it has the option to release such security.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of December 31, 2004, the Company was in compliance with this covenant with a ratio of 59.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending December 31, 2004 to be greater than 1.6 to 1. As of December 31, 2004, the Company was in compliance with this covenant with a ratio of 2.27 to 1.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of December 31, 2004, Avista Corp. and its subsidiaries were in compliance with the covenants of all of their financing agreements.

AVISTA CORPORATION

The Company is restricted under various agreements and its Restated Articles of Incorporation as to the additional preferred stock it can issue. As of December 31, 2004, approximately $304.0 million of additional preferred stock could be issued at an assumed dividend rate of 6.95 percent with a maturity date later than June 1, 2008.

The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds (including Secured Medium-Term Notes) contains limitations on the amount of First Mortgage Bonds that may be issued based on, among other things, a 70 percent debt-to-collateral ratio, and/or retired First Mortgage Bonds, and a 2 to 1 net earnings to First Mortgage Bond interest ratio. As of December 31, 2004, the Company could issue $400.0 million of additional First Mortgage Bonds under the Mortgage and Deed of Trust.

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statements filed by the Company. As of December 31, 2004, the Company had remaining availability of $259.6 million under this registration statement.

In July, August and December 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund debt that matures in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of December 31, 2004, Avista Corp. had a derivative liability of $6.5 million. An unrealized loss of $4.2 million (net of taxes of $2.3 million) was recorded in other comprehensive loss for 2004, which is reflected as component of accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income.

In January and February 2005, Avista Corp. redeemed a total of $26.0 million of medium-term notes scheduled to mature in future years.

Inter-Company Debt; Subordination

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and obtains borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and obtains borrowings from, its subsidiaries. As of December 31, 2004, Avista Corp. held a short-term subordinated note receivable from Avista Capital in the principal amount of $42.0 million. In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

The credit arrangements of Avista Capital’s subsidiaries generally provide that any indebtedness owed by such entity to its corporate parent will be subordinated to the indebtedness outstanding under such credit arrangements.

The right of Avista Corp., as a shareholder, to receive assets of any of its direct or indirect subsidiaries upon the subsidiary’s liquidation or reorganization (and the consequent right of the holders of debt securities and other creditors of Avista Corp. to participate in those assets) is subordinated to the claims against such assets of that subsidiary’s creditors. As a result, the obligations of Avista Corp. to its debt securityholders and other unrelated creditors are effectively subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables and lease obligations) of Avista Corp.’s direct and indirect subsidiaries. Similarly, the obligations of Avista Capital to its creditors are effectively subordinated in right of payment to all indebtedness and other liabilities and commitments of its direct and indirect subsidiaries.

Pension Plan

As of December 31, 2004, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company does not expect the current pension plan funding deficit to have a material adverse impact on its financial condition, results of operations or cash flows. The

AVISTA CORPORATION

Company made $15 million in cash contributions to the pension plan in 2004 and $12 million in 2003. The Company expects to make pension plan contributions of $15 million in 2005.

Off-Balance Sheet Arrangements

Avista Receivables Corp. (ARC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed in 1997 for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. As of December 31, 2004, $72.0 million in receivables were sold pursuant to the revolving agreement. This agreement provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs. The Company expects to renew this facility before the May 2005 expiration.

Spokane Energy, LLC

In December 1998, the Company received cash proceeds of $143.4 million from a transaction in which the Company assigned and transferred certain rights under a long-term power sales contract with Portland General Electric Corporation (PGE) to a funding trust. Pursuant to orders from the WUTC and IPUC, this amount was fully amortized by the end of 2002.

Under this power exchange arrangement, Peaker, LLC (Peaker) purchases capacity from Avista Corp. and sells capacity to Spokane Energy LLC (Spokane Energy), an unconsolidated subsidiary of Avista Corp., formed in 1998 solely for the purpose of facilitating a long-term capacity contract between PGE and Avista Corp. Spokane Energy sells the related capacity to PGE. Peaker acts as an intermediary to fulfill certain regulatory requirements between Spokane Energy and Avista Corp. from dealing directly with each other. The transaction is structured such that Spokane Energy bears full recourse risk for a loan (balance of $113.6 million as of December 31, 2004) that matures in January 2015 with no recourse to Avista Corp. related to the loan. Peaker is obligated to pay approximately $150,000 per month to Avista Corp. for its capacity purchase. Peaker was formed solely for the purpose of assuming all rights and obligations from Enron Power Marketing, Inc. (EPMI), which assigned the transactions to Peaker in November 2003 as part of its bankruptcy proceedings. Peaker is not affiliated with EPMI.

Credit Ratings

The following table summarizes the Company’s credit ratings as of February 28, 2005:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II (1)
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III (1)
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Stable (2)	Stable

(1)	Only assets are subordinated debentures of Avista Corporation.

(2)	Changed to stable from negative in March 2004.

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

Covenants under the Company’s 9.75 percent Senior Notes that mature in 2008 limit the Company’s ability to increase its common stock cash dividend to no more than 5 percent over the previous quarter.

On February 11, 2005, the Board of Directors declared a quarterly dividend of $0.135 per common share payable on March 15, 2005 to shareholders of record on February 25, 2005. This is an increase of $0.005 per common share over the previous quarterly dividend declared in November 2004 and the third such increase authorized by the Board of Directors in the last 18 months.

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheets. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. During 2004, Avista Energy paid $2.5 million of dividends to Avista Capital. In March 2005, Avista Energy paid $10.0 million in dividends to Avista Capital.

Avista Utilities Operations

Capital expenditures for Avista Utilities were $281.8 million for the years 2002 through 2004. This excludes Coyote Springs 2, which was included in Energy Marketing and Resource Management for 2002. During the years 2005 through 2007, utility capital expenditures are currently expected to be in the range of $135 million to $150 million per year (excluding the $62.5 million purchase of Coyote Springs 2 in 2005). Long-term debt maturities, mandatory redemptions of preferred stock and sinking fund requirements are expected to total approximately $322 million. During 2005, internally generated funds and short-term borrowing arrangements are expected to be sufficient to fund these requirements with the exception of the maturing $54.6 million of debt for WP Funding LP, which is expected to be refinanced on a long-term basis. In years subsequent to 2005, the Company will most likely need to issue additional long-term debt to fund these obligations. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. Avista Utilities’ planned capital expenditures include an expansion and enhancement of its 230 kV transmission system with estimated remaining costs of approximately $77 million that Avista Utilities expects will be completed by the end of 2007.

Cash deposits from other parties in the net amount of $19.0 million were returned during 2004 because of continuing portfolio value fluctuations with those parties or substitution of collateral. The decrease was primarily the result of the substitution of letters of credit in place of cash collateral.

In January 2005, the Company completed the purchase of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million. See “Note 28 of the Notes to Consolidated Financial Statements” for further information.

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The agreed upon cash purchase price for the properties is approximately $15 million, subject to closing adjustments. The Company expects that the transaction will close during the first half of 2005. See “Note 27 of the Notes to Consolidated Financial Statements” for further information.

As of December 31, 2004, Avista Utilities had $2.0 million in cash and temporary investments. Avista Utilities also had $0.6 million of restricted cash as of December 31, 2004 related to Avista Corp.’s interest rate swap agreements.

See “Notes 5, 14, 15, 16, 19, 20, 21 and 22 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by the assets of Avista Energy and Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the

AVISTA CORPORATION

subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of December 31, 2004. Letters of credit in the aggregate amount of $91.3 million were outstanding as of December 31, 2004. The cash deposits of Avista Energy at the respective banks collateralize $21.5 million of these letters of credit, which is reflected as restricted cash on the Consolidated Balance Sheet.

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of December 31, 2004.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $24.5 million as of December 31, 2004. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $391.7 million as of December 31, 2004.

As part of its cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During 2004, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $40.1 million including accrued interest. As of December 31, 2004, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $30.7 million as of December 31, 2004, which is included in prepayments and other current assets on the Consolidated Balance Sheet. Avista Energy held cash deposits from other parties in the amount of $6.0 million as of December 31, 2004, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. This is a significant decrease from $78.8 million held at December 31, 2003. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral. The decrease was primarily the result of the substitution of letters of credit in place of cash collateral.

As of December 31, 2004, Avista Energy had $110.3 million in cash, including $25.6 million of restricted cash and $6.0 million of cash deposits from other parties.

During 2004, Avista Energy paid $2.5 million of dividends to Avista Capital. In March 2005, Avista Energy paid $10.0 million in dividends to Avista Capital.

Capital expenditures for the Energy Marketing and Resource Management companies were $21.0 million for the years 2002 through 2004. Capital expenditures in 2002 of $17.5 million were primarily related to Avista Power’s construction of Coyote Springs 2, which was subsequently transferred to Avista Utilities. Capital expenditures are expected to be less than $2.0 million per year in this business segment during the years 2005 through 2007.

Avista Advantage Operations

Capital expenditures for Avista Advantage were $2.4 million for the years 2002 through 2004. Capital expenditures for the years 2005 through 2007 are expected to total approximately $6.5 million and should be funded by Avista Advantage’s cash flows from operations.

AVISTA CORPORATION

As of December 31, 2004, Avista Advantage had $0.3 million of cash and cash equivalents and $1.7 million in debt was outstanding. Avista Advantage’s outstanding debt is related to capital leases.

Other Operations

Capital expenditures for these companies were $2.0 million for the years 2002 through 2004. Capital expenditures for the years 2005 through 2007 are expected to be less than $1.0 million per year. As of December 31, 2004, this business segment had $1.4 million of cash and cash equivalents and $7.8 million in debt was outstanding. The outstanding debt includes long-term debt, short-term borrowings and capital leases.

Contractual Obligations

The following table provides a summary of the Company’s future contractual obligations as of December 31, 2004 (dollars in millions):

	2005	2006	2007	2008	2009	Thereafter

Avista Utilities:
Long-term debt maturities (1)	$84	$38	$176	$326	$—	$352
Long-term debt to affiliated trusts (1)	—	—	—	—	—	113
Interest on debt (2)	89	87	83	77	72	—
Short-term borrowings (3)	68	—	—	—	—	—
Accounts receivable sales (4)	72	—	—	—	—	—
Preferred stock redemptions (1)	2	2	26	—	—	—
Energy purchase contracts (5)	270	143	151	141	136	750
Public Utility District contracts (5)	4	3	3	3	3	20
Operating lease obligations (6)	4	4	3	3	3	7
Capital lease obligations (6)	1	1	1	1	—	—
Other obligations (7)	15	15	15	15	15	177
Information services contracts	12	12	11	11	11	32
Pension plan funding (9)	15	15	15	12	—	—
Avista Capital (consolidated):
Long-term debt	—	—	—	—	—	7
Short-term borrowings	1	—	—	—	—	—
Energy purchase contracts (8)	650	283	179	191	180	523
Operating lease obligations (6)	2	2	2	2	2	—
Capital lease obligations (6)	—	1	1	—	—	—

Total contractual obligations	$1,289	$606	$666	$782	$422	$1,981

(1)	For 2005, the Company expects that cash flows from operations and short-term debt will provide sufficient funds for maturing long-term debt and preferred stock redemptions, with the exception of the maturing $54.6 million of debt for WP Funding LP, which the Company expects to refinance on a long-term basis. However, if market conditions warrant during 2005, the Company may issue long-term debt to fund these obligations and potentially repurchase long-term debt scheduled to mature in future years to reduce its overall debt service costs. In years subsequent to 2005, the Company will most likely need to issue additional long-term debt to fund these obligations.

(2)	Represents the Company’s estimate of interest payments on debt. The Company will make interest payments beyond 2009; however, the Company has not made an estimate of such payments at this time.

(3)	Represents $68 million outstanding under a $350 million five-year revolving line of credit. Although the Company is not contractually obligated to repay the amount borrowed until 2009, it is expected that borrowings outstanding as of December 31, 2004 will be repaid in 2005. However, additional borrowings will be made on the revolving line of credit during 2005 as well.

(4)	Represents $72 million outstanding under a revolving $85 million accounts receivable sales financing facility.

(5)	Energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail natural gas and electric customers’ energy requirements. As a result, these costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.

(6)	Includes the interest component of the lease obligation.

(7)	Represents operational agreements, settlements and other contractual obligations with respect to generation, transmission and distribution facilities. These costs are generally recovered through base retail rates.

AVISTA CORPORATION

(8)	Represents Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods. Avista Energy also has sales commitments related to these contractual obligations in future periods.

(9)	Represents the Company’s estimated cash contributions to the pension plan through 2008. The Company cannot reasonably estimate pension plan contributions beyond 2008 at this time.

As of December 31, 2004, Avista Corp. did not have any commitments outstanding with equity triggers. Avista Corp. does not expect any material impact from rating triggers; although there are certain rating triggers for Avista Corp. primarily related to changes in pricing under certain financing agreements. A reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement.

Competition

Avista Utilities competes with various rural electric cooperatives and public utility districts in and adjacent to its service territories in the provision of service to new retail electric customers. Alternate providers of power may also compete for sales to existing customers, including the potential for future market entrants as a result of deregulation. Competition for available electric resources can be critical to utilities as surplus power resources are absorbed by load growth. Avista Utilities’ natural gas distribution operations compete with other energy sources; however, natural gas continues to maintain a price advantage compared to heating oil, propane and other fuels, provided that the natural gas distribution system is proximate to prospective customers.

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

Participants in the wholesale market include other utilities, federal power marketing agencies, energy marketing and trading companies, and independent power producers. The electric wholesale market continues to change with respect to the number and types of market participants involved, volume of buying and selling activity, price volatility, market liquidity, regulatory initiatives and challenges in regulatory and legal arenas, and credit strength by market participants. Starting in 2000 and the first half of 2001, the electric wholesale market in the WECC region was marked by significant volatility, service disruptions and defaults by certain participants. During the second half of 2001 and 2002, wholesale market prices decreased to levels similar to those experienced before 2000. Wholesale market prices increased in 2003 and 2004 compared to 2002; however, prices have not increased to levels experienced during 2000 and the first half of 2001. Although market conditions generally improved during 2004, many energy companies are facing liquidity issues, and counterparty credit exposure is of concern to market participants. Multiple legal and regulatory challenges have been initiated particularly with respect to the turbulence of 2000 and 2001; several of these legal and regulatory matters remain unresolved (see “Note 25 of the Notes to Consolidated Financial Statements”). Avista Corp. actively monitors and participates as appropriate in energy industry developments to maintain and enhance its ability to effectively participate in electric wholesale markets consistent with its business goals.

The subsidiaries in the non-energy businesses, particularly Avista Advantage, are subject to competition as they develop products and services and enter new markets. It is also a challenge for Avista Advantage to maintain its current customer base. Competition from other companies in these non-energy businesses may mean challenges for a company to be the first to market a new product or service to gain the advantage in market share. Challenges for these businesses include the availability of funding and resources to meet capital needs, rapidly advancing technologies, possibly making some of the current technology quickly obsolete, and requiring continual product enhancement.

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

Avista Utilities has mechanisms in each regulatory jurisdiction, which provide for the recovery of the majority of the changes in its power and natural gas costs. The majority of power and natural gas costs that exceed the amount currently recovered through retail rates, excluding the $9.0 million threshold for power costs in Washington, are deferred on the Consolidated Balance Sheets for the opportunity of recovery through future retail rates. These deferred power and natural gas costs are subject to review for prudence and recoverability and as such certain deferred costs may be disallowed by the respective regulatory agencies.

Hydroelectric generation was 95 percent of normal in 2004 and 89 percent of normal in 2003. Forecasts as of March 1, 2005 indicate that hydroelectric generation will be approximately 84 percent of normal in 2005 assuming normal precipitation for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities — Regulatory Matters.”

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

During recent years, natural gas prices have been volatile with a general upward trend. Avista Utilities’ average prices per dekatherm were $6.62, $5.50 and $4.95 in 2004, 2003 and 2002, respectively. Market prices for natural gas continue to be competitive compared to alternative fuel sources for residential, commercial and industrial customers. Avista Utilities believes that natural gas should sustain its market advantage over competing energy sources based on the levels of existing reserves and the potential for natural gas development in the future. Growth has occurred in the natural gas business in recent years due to increased demand for natural gas in new construction, as well as conversions from competing space and water heating energy sources to natural gas.

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

In addition to its asset management activities, Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks including commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities, which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. As of December 31, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California are fully offset by reserves for uncollected amounts and funds collected from defaulting parties. Avista Energy is pursuing recovery of the defaulted obligations. See “Counterparty Defaults,” “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 25 of the Notes to Consolidated Financial Statements” for further information with respect to the refund proceedings.

In connection with matching loads to available resources and optimizing the use of its assets, Avista Utilities engages in wholesale sales and purchases of electric capacity and energy and, accordingly, is also subject to commodity price risk, credit risk and other risks associated with these activities.

AVISTA CORPORATION

Commodity Price Risk. Both Avista Utilities and Avista Energy are subject to energy commodity price risk. Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. The price of energy in wholesale markets is affected primarily by fundamental factors related to production costs and by other factors including weather and the resulting retail loads. In the case of electricity, prices can be affected by the adequacy of generating reserve margins, scheduled and unscheduled outages of generating facilities, availability of streamflows for hydroelectric generation, the price of thermal generating plant fuel, and disruptions or constraints to transmission facilities, among other things. Natural gas prices are affected by a number of factors, including, but not limited to, the adequacy of North American production, the level of imports, the level of inventories, global energy markets, and the availability of pipeline capacity to transport natural gas from region to region. In addition, oil prices can influence natural gas prices, because of fuel-switching capabilities of certain energy users. Demand changes caused by variations in the weather and other factors can also affect market prices. Any combination of these factors that results in a shortage of energy generally causes the market price of power to move upward. In addition to these factors, wholesale power markets are subject to regulatory constraints including price controls. The FERC imposed a price mitigation plan in the western United States in June 2001 and has subsequently modified various price and market control regulations.

Price risk also includes the risk of fluctuation in the market price of associated derivative commodity instruments (such as options and forward contracts). Price risk may also be influenced to the extent that the performance or non-performance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity.

Wholesale market prices for power and natural gas in the western United States and western Canada were significantly higher in 2000 and the first half of 2001 than at any time in history, with unprecedented levels of volatility. Prices and volatility decreased considerably since the second half of 2001 relative to 2000 and the first half of 2001.

Credit Risk. Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy or make financial settlements. Avista Utilities and Avista Energy often extend credit to counterparties and customers. Credit risk includes the risk that a counterparty may default due to circumstances relating directly to it and the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Should a counterparty, customer or supplier fail to perform, Avista Utilities or Avista Energy may be required to replace existing contracts with contracts at then-current market prices or to honor the underlying commitment.

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

A trend of declining credit quality was evident during 2002 and continued into 2003 and 2004, particularly throughout the energy industry. Rating agencies have downgraded the credit ratings of several of the counterparties of Avista Energy and Avista Utilities. Avista Energy and Avista Utilities regularly evaluate counterparties’ credit exposure for future settlements and delivery obligations. Avista Energy and Avista Utilities have taken a conservative position by reducing or eliminating open (unsecured) credit limits and implemented other credit risk reduction measures for parties perceived to have increased default risk. Counterparty collateral is used to offset the Company’s credit risk where unsettled net positions and future obligations by counterparties to pay Avista Utilities and/or Avista Energy or deliver to Avista Utilities and/or Avista Energy warrant.

Avista Energy has concentrations of suppliers and customers in the electric and natural gas industries including electric utilities, natural gas distribution companies, and other energy marketing and trading companies. In addition, Avista Energy has concentrations of credit risk related to geographic location, as Avista Energy operates in the western United States and western Canada. These concentrations of counterparties and concentrations of geographic location may impact Avista Energy’s overall exposure to credit risk, either positively or negatively, because the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

AVISTA CORPORATION

Credit risk also involves the exposure that counterparties perceive related to the ability of Avista Utilities and Avista Energy to perform deliveries and settlement under physical and financial energy contracts. These counterparties may seek assurances of performance in the form of letters of credit, prepayment or cash deposits and, in the case of Avista Energy, parent company (Avista Capital) performance guarantees. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company’s capital resource reserves (credit facilities and cash). Avista Utilities and Avista Energy actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

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

Interest Rate Risk. The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk by taking advantage of market conditions when timing the issuance of long-term financings and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market conditions. Additionally, amounts borrowed under the Company’s $350.0 million five-year committed line of credit have a variable interest rate.

In 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund maturing debt in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of December 31, 2004, Avista Corp. had a derivative liability of $6.5 million and provided cash collateral of $0.6 million to the interest rate swap counterparties related to these interest rate swaps. The Company estimates that a 10 basis point increase in forward LIBOR interest rates as of December 31, 2004 would have decreased this derivative liability by approximately $1.3 million, while a 10 basis point decrease would have increased the liability by approximately $1.3 million.

Foreign Currency Risk. Avista Energy has investments in Canadian companies through Avista Energy Canada and its subsidiary, CoPac Management, Inc. In addition, Avista Energy enters into Canadian dollar denominated transactions in Canada for gas commodity and related services. These transactions in aggregate expose Avista Energy to foreign currency risk. Avista Energy attempts to limit its exposure to changing foreign exchange rates through both operational and financial market actions. This includes entering into forward and swap contracts to hedge existing exposures, firm commitments and anticipated transactions. These arrangements are carried at fair value and were not significant as of December 31, 2004. Also, Avista Utilities will begin to have foreign currency risk as natural gas procurement operations are implemented. This is not expected to have a material effect on Avista Utilities’ financial condition, results of operations or cash flows.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. The Company has risk management policies and procedures to manage these risks, both qualitative and quantitative, for Avista Utilities and Avista Energy. The Company’s Risk Management Committee establishes the Company’s risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is

AVISTA CORPORATION

overseen by the Audit Committee of the Company’s Board of Directors. The Company’s Risk Management Committee reviews the status of risk exposures through regular reports and meetings and it monitors compliance with the Company’s risk management policies and procedures on a regular basis. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation and other factors may result in losses in earnings, cash flows and/or fair values.

Avista Utilities and Avista Energy also operate with a wholesale energy markets credit policy. The credit policy is designed to reduce the risk of financial loss in case counterparties default on delivery or settlement obligations and to conserve the Company’s liquidity as other parties may place credit limits or require collateral.

Quantitative Risk Measurements. Avista Utilities measures the monthly, quarterly and annual energy volume of its imbalance between projected power loads and resources. Normal operations result in seasonal mismatches between power loads and available resources. Avista Utilities is able to vary the operation of its generating resources to match parts of its hourly, daily and weekly load fluctuations. Avista Utilities uses the wholesale power markets to sell projected resource surpluses and obtain resources when deficits are projected. Avista Utilities buys and sells fuel for thermal generation facilities based on comparative power market prices and marginal costs of fueling and operating its available generating facilities.

Load/resource imbalances within a rolling 18-month planning horizon are compared against established volumetric guidelines and management determines the timing and specific actions to manage the imbalances. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Expected load and resource volumes for forward periods are based on monthly and quarterly averages that may vary materially from the actual loads and resources within any individual month or operating day. Future projections of resources are updated as forecasted streamflows and other factors differ from prior estimates. Forward power markets may be illiquid, and market products available may not match Avista Utilities’ desired transaction size and shape. Therefore, open imbalance positions exist at any given time.

Avista Utilities’ natural gas loads and resources are regularly reviewed by operating management and the Risk Management Committee. The balancing of loads and resources is accomplished through commodity purchases and the use of natural gas storage facilities owned by, or contracted with, Avista Utilities. Timing, pricing and volume decisions are subject to the Avista Utilities’ hedging practices that include a cross-departmental oversight group.

Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. VAR measures the expected portfolio loss under hypothetical adverse price movements, over a given time interval within a given confidence level. The VAR computations utilize historical price movements over a specified period to simulate forward price curves in the energy markets and estimate the potential unfavorable impact of price movement in the portfolio of transactions scheduled to settle within the following eight calendar quarters. The quantification of market risk using VAR provides a consistent measure of risk across Avista Energy’s continually changing portfolio. VAR represents an estimate of reasonably possible net losses in earnings that would be recognized on its portfolio assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. Avista Energy’s VAR computations utilize several key assumptions, including a 95 percent confidence level for the resultant price movement and holding periods of one and three days. The calculation includes derivative commodity instruments held for trading purposes and excludes the effects of embedded physical options in the trading portfolio. For forward transactions that settle beyond the next eight calendar quarters, Avista Energy applies other risk measurement techniques, including price sensitivity stress tests, to assess the future market risk. Volatility in longer-dated forward markets tends to be significantly less than in near-term markets. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The permissible extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

As of December 31, 2004, Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.4 million, compared to $0.7 million as of December 31, 2003. The average daily VAR for 2004 was $0.5 million. The high daily VAR was $0.8 million and the low daily VAR was $0.4 million during 2004. Avista Energy was in compliance with its one-day VAR limits during 2004. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

As of December 31, 2004, 88 percent of Avista Corp.’s credit exposure was to investment grade counterparties or noninvestment grade counterparties whose exposure was mitigated by collateral posted to Avista Corp. Of the remaining unmitigated exposure to non-investment grade counterparties, 10 percent represents settlements that were made within thirty days after December 31, 2004.

AVISTA CORPORATION

As of December 31, 2004, 94 percent of Avista Energy’s credit exposure was to investment grade counterparties or noninvestment grade counterparties whose exposure was mitigated through collateral posted to Avista Energy. Of the remaining unmitigated exposure to non-investment grade counterparties, approximately 84 percent represents settlements that were made within thirty days after December 31, 2004.

Economic and Load Growth

Avista Utilities, along with others in the service area, encourages regional economic development, including expanding existing businesses and attracting new businesses to the Inland Northwest region. Agriculture, mining and lumber were the primary industries for many years; today health care, education, finance, electronic and other manufacturing, tourism and the service sectors are growing in importance in Avista Utilities’ service area. Avista Utilities anticipates moderate economic growth to continue throughout its service area.

Avista Utilities anticipates retail electric load growth to average between 2.0 and 3.0 percent annually for the next four years, primarily due to expected population increases and business growth in its service territory. While the number of electric customers is expected to increase, the average annual usage by each residential customer is not expected to change significantly. For the next four years, Avista Utilities expects natural gas load growth to average between 4.0 and 4.5 percent annually in its Washington and Idaho service territory and 2.5 and 3.0 percent in its Oregon service territory. The natural gas load growth is primarily expected through conversions to natural gas from competing space and water heating energy sources, and population increases and business growth in Avista Utilities’ service territories. Natural gas loads for space heating vary significantly with annual fluctuations in weather within Avista Utilities’ service territories.

The forward-looking projections set forth above regarding retail sales growth are based, in part, upon purchased economic forecasts and publicly available population and demographic studies. The expectations regarding retail sales growth are also based upon various assumptions, including, without limitation, assumptions relating to weather and economic and competitive conditions, internal analysis of company-specific data, such as energy consumption patterns and internal business plans, and an assumption that Avista Utilities will incur no material loss of retail customers due to self-generation or retail wheeling. Changes in actual experience can vary significantly from forward-looking projections.

Management Succession and Employee Issues

Protecting the Company’s culture, mission, and long-term strategy by having a strong succession planning and management development process is one of the key strategic initiatives at Avista Corp. The Company’s executive officer team continues to work towards ensuring that an effective succession planning process is in place for the best interests of the Company’s future. The Company has implemented bench strength analysis in its management group as well as in key technical and craft areas. The focus is on organizational leadership capability as well as technical proficiency in complex jobs. The Company has implemented development plans for its future successors that identify areas of strengths and weaknesses. Development plans provide action steps that provide new opportunities to work towards ensuring that successor candidates have the needed experience for running the Company. The Company believes that its succession planning process is providing the right structure to assure that the Company has the ability to fill vacancies with personnel having adequate training and experience.

Environmental Issues and Other Contingencies

See “Note 25 of the Notes to Consolidated Financial Statements.”

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: – Business Risk and – Risk Management,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Energy Marketing and Resource Management – Energy trading activities and positions,” “Note 7 of the Notes to Consolidated Financial Statements” and “Note 21 of the Notes to Consolidated Financial Statements.”

Item 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avista Corporation and subsidiaries
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, which include the schedule of information by business segments, for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avista Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements (“Note 2”), during 2004, the Company was required to consolidate a partnership as well as several low-income housing project investments related to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). Additionally, during 2003, as described in Note 1 to the consolidated financial statements (“Note 1”), the Company changed its method of accounting for energy trading activities related to the transition from Emerging Issues Task Force Issue No. 98-10 to Statement of Financial Accounting Standards (“SFAS”) No. 133, and, as described in Note 2, was required to consolidate WP Funding LP, and deconsolidate the capital trusts related to the adoption of FASB Interpretation No. 46. Additionally, as described in Note 2, during 2003, the Company changed its classification of preferred stock to conform to the requirements of SFAS No. 150. Additionally, as described in Note 1 to the consolidated financial statements, during 2002, the Company changed its method of accounting for goodwill to conform to SFAS No. 142.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 9, 2005

CONSOLIDATED STATEMENTS OF INCOME
Avista Corporation

For the Years Ended December 31
Dollars in thousands, except per share amounts

	2004	2003	2002
OPERATING REVENUES	$1,151,580	$1,123,385	$1,062,916

OPERATING EXPENSES:
Resource costs	604,984	576,492	536,714
Operations and maintenance	155,944	138,058	125,930
Administrative and general	104,266	97,494	105,647
Depreciation and amortization	78,425	77,811	71,867
Taxes other than income taxes	67,491	61,827	65,616

Total operating expenses	1,011,110	951,682	905,774

INCOME FROM OPERATIONS	140,470	171,703	157,142

OTHER INCOME (EXPENSE):
Interest expense	(87,265)	(91,505)	(104,866)
Interest expense to affiliated trusts	(5,782)	(1,480)	—
Capitalized interest	1,393	1,092	7,486

Net interest expense	(91,654)	(91,893)	(97,380)
Other income — net	8,390	6,173	17,261

Total other income (expense)-net	(83,264)	(85,720)	(80,119)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,206	85,983	77,023
INCOME TAXES	21,592	35,340	34,849

INCOME FROM CONTINUING OPERATIONS	35,614	50,643	42,174

DISCONTINUED OPERATIONS (Note 3):
Loss before asset impairment charges, minority interest and income taxes	—	(4,029)	(10,461)
Asset impairment charges	—	(3,905)	—
Minority interest	—	—	241
Income tax benefit	—	2,985	3,501

LOSS FROM DISCONTINUED OPERATIONS	—	(4,949)	(6,719)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	35,614	45,694	35,455
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax)	(460)	(1,190)	(4,148)

NET INCOME	35,154	44,504	31,307
DEDUCT-Preferred stock dividend requirements	—	1,125	2,402

INCOME AVAILABLE FOR COMMON STOCK	$35,154	$43,379	$28,905

Weighted-average common shares outstanding (thousands), Basic	48,400	48,232	47,823
Weighted-average common shares outstanding (thousands), Diluted	48,886	48,630	47,874
EARNINGS PER COMMON SHARE, BASIC (Note 23):
Earnings per common share from continuing operations	$0.74	$1.03	$0.83
Loss per common share from discontinued operations	—	(0.10)	(0.14)

Earnings per common share before cumulative effect of accounting change	0.74	0.93	0.69
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)	(0.09)

Total earnings per common share, basic	$0.73	$0.90	$0.60

EARNINGS PER COMMON SHARE, DILUTED (Note 23):
Earnings per common share from continuing operations	$0.73	$1.02	$0.83
Loss per common share from discontinued operations	—	(0.10)	(0.14)

Earnings per common share before cumulative effect of accounting change	0.73	0.92	0.69
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)	(0.09)

Total earnings per common share, diluted	$0.72	$0.89	$0.60

Dividends paid per common share	$0.515	$0.490	$0.480

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2004	2003	2002
NET INCOME	$35,154	$44,504	$31,307

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	493	931	8
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $(1,969), $51 and $(677), respectively	(3,656)	94	(1,258)
Unfunded accumulated benefit obligation - net of taxes of $(4,086), $5,097 and $(9,736), respectively	(7,589)	9,466	(18,081)
Unrealized gains (losses) on derivative commodity instruments - net of taxes of $(681) and $1,245, respectively	(1,264)	2,313	—
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(257) and $(258), respectively	(477)	(480)	—
Unrealized investment losses - net of taxes of $(655)	—	—	(1,217)
Reclassification adjustment for net realized losses on investments - net of taxes of $152	—	—	283

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(12,493)	12,324	(20,265)

COMPREHENSIVE INCOME	$22,661	$56,828	$11,042

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS
Avista Corporation

As of December 31
Dollars in thousands

	2004	2003

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$88,317	$128,126
Restricted cash	26,175	16,472
Securities held for trading	—	18,903
Accounts and notes receivable-less allowances of $44,193 and $46,382, respectively	325,755	318,848
Energy commodity assets	284,231	253,676
Materials and supplies, fuel stock and natural gas stored	26,108	22,428
Deferred income taxes	12,288	11,455
Assets held for sale	28,479	—
Other current assets	108,989	93,671

Total current assets	900,342	863,579

NET UTILITY PROPERTY:
Utility plant in service	2,666,445	2,606,012
Construction work in progress	51,260	49,615

Total	2,717,705	2,655,627
Less: Accumulated depreciation and amortization	761,642	741,626

Total net utility property	1,956,063	1,914,001

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	35,933	38,383
Non-utility properties and investments-net	78,564	89,133
Non-current energy commodity assets	254,657	242,359
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	19,721	17,958

Total other property and investments	402,278	401,236

DEFERRED CHARGES:
Regulatory assets for deferred income tax	123,159	131,763
Other regulatory assets	39,044	44,381
Non-current utility energy commodity derivative assets	55,825	34,517
Power and natural gas deferrals	148,206	171,342
Unamortized debt expense	53,413	48,825
Other deferred charges	25,493	30,431

Total deferred charges	445,140	461,259

TOTAL ASSETS	$3,703,823	$3,640,075

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)
Avista Corporation

As of December 31
Dollars in thousands

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$325,194	$298,285
Energy commodity liabilities	253,527	229,642
Deposits from counterparties	6,015	97,811
Current portion of long-term debt	85,432	29,711
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	68,517	80,525
Interest accrued	18,632	18,504
Other current liabilities	114,973	96,324

Total current liabilities	874,040	852,552

LONG-TERM DEBT	901,556	925,012

LONG-TERM DEBT TO AFFILIATED TRUSTS	113,403	113,403

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K

280,000 and 297,500 shares outstanding ($100 stated value), respectively	28,000	29,750

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	215,055	192,731
Regulatory liability for utility plant retirement costs	175,575	167,061
Non-current utility energy commodity derivative liabilities	33,490	33,060
Deferred income taxes	488,471	492,799
Other non-current liabilities and deferred credits	121,028	82,455

Total other non-current liabilities and deferred credits	1,033,619	968,106

TOTAL LIABILITIES	2,950,618	2,888,823

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,471,511 and 48,344,009 shares outstanding	629,056	626,788
Note receivable from employee stock ownership plan	(495)	(2,424)
Capital stock expense and other paid in capital	(10,677)	(10,950)
Accumulated other comprehensive loss	(20,533)	(8,040)
Retained earnings	155,854	145,878

TOTAL STOCKHOLDERS’ EQUITY	753,205	751,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,823	$3,640,075

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2004	2003	2002
CONTINUING OPERATING ACTIVITIES:
Net income	$35,154	$44,504	$31,307
Loss from discontinued operations	—	4,949	6,719
Cumulative effect of accounting change	460	1,190	4,148
Purchases of securities held for trading	(15,260)	(18,865)	—
Sales of securities held for trading	34,192	—	—
Non-cash items included in net income:
Depreciation and amortization	78,425	77,811	71,867
Provision for deferred income taxes	19,168	28,395	(40,287)
Power and natural gas cost amortizations, net of deferrals	11,087	3,829	68,481
Amortization of debt expense	8,301	7,972	8,861
Write-offs and impairments of assets	21,990	4,900	—
Energy commodity assets and liabilities	678	22,128	87,403
Other	3,770	(11,214)	(10,763)
Changes in working capital components:
Restricted cash	(9,703)	(3,489)	(11,783)
Sale of customer accounts receivable under revolving agreement-net	—	7,000	(10,000)
Accounts and notes receivable	(6,904)	(4,485)	80,342
Materials and supplies, fuel stock and natural gas stored	(4,023)	(682)	(717)
Other current assets	(10,102)	(15,251)	(21,906)
Accounts payable	26,909	(41,352)	(27,770)
Deposits from counterparties	(91,796)	5,137	76,954
Other current liabilities	5,996	10,087	14,004

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	108,342	122,564	326,860

CONTINUING INVESTING ACTIVITIES:
Utility property capital expenditures (excluding AFUDC)	(115,346)	(102,271)	(64,207)
Other capital expenditures	(3,126)	(3,388)	(18,873)
Deposit for utility property acquisition	(5,000)	—	—
Changes in other property and investments	1,041	(5,724)	1,418
Repayments received on notes receivable	1,062	1,214	33,752
Proceeds from property sales and sale of subsidiary investments	2,466	549	586
Assets acquired and investments in subsidiaries	(524)	(229)	(461)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(119,427)	(109,849)	(47,785)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2004	2003	2002
CONTINUING FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	$(12,008)	$50,525	$(45,099)
Proceeds from issuance of long-term debt	89,761	44,795	621
Redemption and maturity of long-term debt	(66,857)	(124,859)	(204,014)
Proceeds from issuance of long-term debt to affiliated trusts	61,856	—	—
Redemption of long-term debt to affiliated trusts	(61,856)	—	—
Premiums paid for the redemption of long-term debt	(6,710)	(1,709)	(9,456)
Long-term debt and short-term borrowing issuance costs	(6,024)	(2,430)	(6,534)
Redemption of preferred stock	(1,750)	(1,575)	(1,750)
Issuance of common stock	4,061	5,497	7,035
Repurchase of subsidiary preferred stock	(4,285)	—	—
Cash dividends paid	(24,912)	(24,777)	(25,456)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(28,724)	(54,533)	(284,653)

NET CASH USED IN CONTINUING OPERATIONS	(39,809)	(41,818)	(5,578)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	(3,342)	8,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,809)	(45,160)	3,389

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,126	173,286	169,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,317	$128,126	$173,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$84,220	$86,755	$95,801
Income taxes	11,321	11,476	7,428
Non-cash financing and investing activities:
Property and equipment purchased under capital leases	1,365	5,312	—
Unrealized gain (loss) on interest rate swap agreements	(5,625)	145	(1,936)
Intangible asset related to pension plan	(654)	(654)	6,366
Unfunded accumulated benefit obligation	(11,022)	15,198	(34,164)
Unrealized gain (loss) on derivative commodity instruments	(2,677)	2,819	—
Unrealized investment losses	—	—	(1,436)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Avista Corporation

For the Years Ended December 31
Dollars in thousands

					Note
					Receivable	Capital	Accumulated
	Preferred Stock				from Employee	Stock Expense	Other
	Series K		Common Stock		Stock	and Other	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Ownership Plan	Paid-in Capital	Income (Loss)	Earnings	Total

Balance as of December 31, 2001	350,000	$35,000	47,632,678	$617,737	$(5,679)	$(11,924)	$(99)	$120,028	$755,063

Net income								31,307	31,307
Equity compensation plan transactions			2,730	74		(4)			70
Employee Investment Plan (401-K)			227,585	3,046					3,046
Dividend Reinvestment Plan			181,215	2,235					2,235
Redemption of preferred stock	(17,500)	(1,750)							(1,750)
Repayments of note receivable					1,533				1,533
Other comprehensive loss							(20,265)		(20,265)
Cash dividends paid (common stock)								(22,955)	(22,955)
Cash dividends paid (preferred stock)								(2,402)	(2,402)
ESOP dividend tax savings								159	159

Balance as of December 31, 2002	332,500	$33,250	48,044,208	$623,092	$(4,146)	$(11,928)	$(20,364)	$126,137	$746,041

Net income								44,504	44,504
Equity compensation plan transactions				(147)		219		(145)	(73)
Employee Investment Plan (401-K)			130,603	1,462					1,462
Dividend Reinvestment Plan			169,198	2,381					2,381
Redemption of preferred stock	(17,500)	(1,750)				175			(1,575)
Repayments of note receivable					1,722				1,722
Other comprehensive income							12,324		12,324
Cash dividends paid (common stock)								(23,634)	(23,634)
Cash dividends paid (preferred stock)								(1,125)	(1,125)
ESOP dividend tax savings								141	141
Cumulative effect of accounting change	(315,000)	(31,500)				584			(30,916)

Balance as of December 31, 2003	—	—	48,344,009	$626,788	$(2,424)	$(10,950)	$(8,040)	$145,878	$751,252

Net income								35,154	35,154
Equity compensation plan transactions				316		273		(409)	180
Dividend Reinvestment Plan			127,502	1,952					1,952
Repayments of note receivable					1,929				1,929
Other comprehensive loss							(12,493)		(12,493)
Cash dividends paid (common stock)								(24,912)	(24,912)
ESOP dividend tax savings								143	143

Balance as of December 31, 2004	—	—	48,471,511	$629,056	$(495)	$(10,677)	$(20,533)	$155,854	$753,205

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2004	2003	2002
OPERATING REVENUES:
Avista Utilities	$972,574	$928,211	$893,964
Energy Marketing and Resource Management	275,646	307,141	222,634
Avista Advantage	23,444	19,839	16,911
Other	17,127	13,581	14,645
Intersegment eliminations	(137,211)	(145,387)	(85,238)

Total operating revenues	$1,151,580	$1,123,385	$1,062,916

RESOURCE COSTS:
Avista Utilities	$505,391	$474,927	$453,525
Energy Marketing and Resource Management	236,804	246,952	168,427
Intersegment eliminations	(137,211)	(145,387)	(85,238)

Total resource costs	$604,984	$576,492	$536,714

GROSS MARGINS (operating revenues less resource costs):
Avista Utilities	$467,183	$453,284	$440,439
Energy Marketing and Resource Management	38,842	60,189	54,207

Total gross margins (operating revenues less resource costs)	$506,025	$513,473	$494,646

OPERATIONS AND MAINTENANCE EXPENSES:
Avista Utilities	$123,223	$107,697	$97,668
Energy Marketing and Resource Management	5,067	4,900	—
Avista Advantage	11,374	11,813	13,569
Other	16,280	13,648	14,693

Total operations and maintenance expenses	$155,944	$138,058	$125,930

ADMINISTRATIVE AND GENERAL EXPENSES:
Avista Utilities	$70,806	$65,951	$63,751
Energy Marketing and Resource Management	19,676	22,950	21,820
Avista Advantage	8,426	6,705	6,736
Other	5,358	1,888	13,340

Total administrative and general expenses	$104,266	$97,494	$105,647

DEPRECIATION AND AMORTIZATION EXPENSES:
Avista Utilities	$72,787	$72,068	$66,243
Energy Marketing and Resource Management	1,364	1,259	1,227
Avista Advantage	1,902	2,652	2,968
Other	2,372	1,832	1,429

Total depreciation and amortization expenses	$78,425	$77,811	$71,867

INCOME FROM OPERATIONS:
Avista Utilities	$134,073	$146,777	$149,180
Energy Marketing and Resource Management	11,681	30,078	29,211
Avista Advantage	1,742	(1,331)	(6,363)
Other	(7,026)	(3,821)	(14,886)

Total income from operations	$140,470	$171,703	$157,142

The Accompanying Notes are an Integral Part of These Statements.

SCHEDULE OF INFORMATION BY BUSINESS SEGMENTS (continued)
Avista Corporation

For the Years Ended December 31
Dollars in thousands

	2004	2003	2002
INTEREST EXPENSE (INCLUDING INTEREST EXPENSE TO AFFILIATED TRUSTS):
Avista Utilities	$92,068	$91,908	$103,597
Energy Marketing and Resource Management	528	1,009	7,126
Avista Advantage	874	742	763
Other	1,008	1,025	5,403
Intersegment eliminations	(1,431)	(1,699)	(12,023)

Total interest expense (including interest expense to affiliated trusts)	$93,047	$92,985	$104,866

INCOME TAXES:
Avista Utilities	$18,383	$26,884	$32,137
Energy Marketing and Resource Management	5,421	11,457	12,311
Avista Advantage	334	(718)	(2,289)
Other	(2,546)	(2,283)	(7,310)

Total income taxes	$21,592	$35,340	$34,849

INCOME FROM CONTINUING OPERATIONS:
Avista Utilities	$32,467	$36,241	$36,382
Energy Marketing and Resource Management	9,733	20,672	22,425
Avista Advantage	577	(1,334)	(4,253)
Other	(7,163)	(4,936)	(12,380)

Total income from continuing operations	$35,614	$50,643	$42,174

ASSETS:
Avista Utilities	$2,600,357	$2,532,936	$2,369,418
Energy Marketing and Resource Management	1,002,843	1,013,213	1,349,626
Avista Advantage	47,318	45,621	31,733
Other	53,305	48,305	42,866
Discontinued Operations	—	—	5,900

Total assets	$3,703,823	$3,640,075	$3,799,543

CAPITAL EXPENDITURES:
Avista Utilities (excluding AFUDC)	$115,346	$102,271	$64,207
Energy Marketing and Resource Management	1,455	2,013	17,531
Avista Advantage	840	459	1,109
Other	831	916	233

Total capital expenditures	$118,472	$105,659	$83,080

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corporation (Avista Corp. or the Company) is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington, northern Idaho, northeast and southwest Oregon and in the South Lake Tahoe region of California. In July 2004, the Company entered into an agreement to sell its South Lake Tahoe natural gas distribution properties (see Note 27 for further information), which is subject to regulatory approval. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments.

The Company’s operations are exposed to risks including, but not limited to, the price and supply of purchased power, fuel and natural gas, regulatory recovery of power and natural gas costs and capital investments, streamflow and weather conditions, the effects of changes in legislative and governmental regulations, changes in regulatory requirements, availability of generation facilities, competition, technology and availability of funding. Also, like other utilities, the Company’s facilities and operations may be exposed to terrorism risks or other malicious acts. In addition, the energy business exposes the Company to the financial, liquidity, credit and commodity price risks associated with wholesale purchases and sales.

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

Regulation

The Company is subject to state regulation in Washington, Idaho, Montana, Oregon and California. The Company is also subject to federal regulation by the FERC.

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

AVISTA CORPORATION

Avista Utilities Operating Revenues

Operating revenues for Avista Utilities related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded. Accounts receivable includes unbilled energy revenues of $13.0 million (net of $48.9 million of unbilled receivables sold) and $9.0 million (net of $47.0 million of unbilled receivables sold) as of December 31, 2004 and 2003, respectively. See Note 5 for information with respect to the sale of accounts receivable.

Avista Energy Operating Revenues

Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, with respect to the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues. Revenues derived from Canadian contracts through Avista Energy Canada, which are not held for trading, and are reported on gross basis in operating revenues, totaled $116.0 million, $107.1 million and $78.2 million in 2004, 2003 and 2002, respectively. During 2003, Avista Energy recorded as a cumulative effect of accounting change a charge of $1.2 million (net of tax) related to Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which effectively required the transition of accounting for energy trading activities from EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” to SFAS No. 133.

Research and Development Expenses

Company-sponsored research and development expenditures are expensed as incurred. Research and development expenses did not exceed $0.1 million for 2004 and totaled $0.4 million and $3.8 million in 2003 and 2002, respectively. The expenses for 2003 and 2002 primarily related to the activities of Avista Labs and are included in discontinued operations.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses totaled $1.9 million, $1.4 million and $1.3 million in 2004, 2003 and 2002, respectively.

Taxes other than income taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers are recorded as both operating revenue and expense and totaled $35.0 million, $31.7 million and $33.1 million in 2004, 2003 and 2002, respectively.

Other Income-Net

Other income-net consisted of the following items for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Interest income	$4,313	$4,810	$7,716
Interest on power and natural gas deferrals	7,855	8,361	9,597
Net gain (loss) on the disposition of non-operating assets	785	(334)	(33)
Net gain (loss) on investments	434	(1,207)	2,084
Premium on repurchase of subsidiary preferred stock	(892)	—	—
Other expense	(6,854)	(7,063)	(6,570)
Other income	2,749	1,606	4,467

Total	$8,390	$6,173	$17,261

Income Taxes

The Company and its eligible subsidiaries file consolidated federal income tax returns. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Company’s federal income tax returns were examined with all issues resolved, and all payments made, through the 2000 return. The Internal Revenue Service is currently examining the Company’s 2001, 2002 and 2003 federal income tax returns.

AVISTA CORPORATION

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s consolidated income tax returns. The deferred tax expense for the period is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the period. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities and regulatory assets have been established for tax benefits flowed through to customers as prescribed by the respective regulatory commissions.

Stock-Based Compensation

The Company follows the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock options are granted at exercise prices not less than the fair value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to the Company’s stock option plans. See Note 2 with respect to the revision of SFAS No. 123, which will result in the recognition of compensation expense beginning in the third quarter of 2005.

If compensation expense for the Company’s stock option plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the years ended December 31:

	2004	2003	2002

Net income (dollars in thousands):
As reported	$35,154	$44,504	$31,307
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	2,033	2,186	3,051

Pro forma	$33,121	$42,318	$28,256

Basic earnings per common share:
As reported	$0.73	$0.90	$0.60
Pro forma	$0.68	$0.85	$0.54
Diluted earnings per common share:
As reported	$0.72	$0.89	$0.60
Pro forma	$0.68	$0.85	$0.54

Comprehensive Income (Loss)

The Company’s comprehensive income (loss), which is reported net of tax, is comprised of net income, foreign currency translation adjustments, changes in the unfunded accumulated benefit obligation for the pension plan, unrealized gains and losses on interest rate swap agreements, unrealized gains and losses on derivative commodity instruments and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income (loss), net of tax, consisted of the following as of December 31 (dollars in thousands):

	2004	2003

Foreign currency translation adjustment	$1,139	$646
Unfunded accumulated benefit obligation for the pension plan	(16,944)	(9,355)
Unrealized loss on interest rate swap agreements	(4,820)	(1,164)
Unrealized gain on derivative commodity instruments	92	1,833

Total accumulated other comprehensive loss	$(20,533)	$(8,040)

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

AVISTA CORPORATION

are anti-dilutive. Common stock equivalent shares include shares issuable upon exercise of stock options, contingently issuable shares and restricted stock. See Note 23 for earnings per common share calculations.

Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with a maturity when purchased of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits from counterparties. See Note 8 for further information with respect to cash deposits from counterparties.

Restricted Cash

Restricted cash includes bank deposits of $21.5 million and $15.0 million as collateral for letters of credit issued under Avista Energy’s credit agreement as of December 31, 2004 and 2003, respectively. See Note 16 for further information with respect to Avista Energy’s credit agreement. Restricted cash also includes deposits held in trust of $1.6 million and $1.5 million for certain employees of Avista Energy as part of a bonus retention plan as of December 31, 2004 and 2003, respectively. In addition, restricted cash as of December 31, 2004, includes $2.5 million of deposits related to forward contracts at Avista Energy and $0.6 million of deposits related to Avista Corp.’s interest rate swap agreements. See Note 17 for further information with respect to Avista Corp.’s interest rate swap agreements.

Securities held for trading

Securities held for trading represent the investment of cash held at Avista Energy in short-term instruments and are recorded at fair value on the Consolidated Balance Sheets with realized and unrealized gains and losses included in the Consolidated Statements of Income. Realized gains, realized losses and net unrealized gains were not material for 2004 and 2003. The Company did not have any securities held for trading as of December 31, 2004. The cost basis of such securities approximated the fair value of $18.9 million as of December 31, 2003. The Company did not have any securities held for trading during 2002.

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

	2004	2003	2002

Allowance as of the beginning of the year	$46,382	$46,909	$50,211
Additions expensed during the year	3,367	1,912	3,469
Net deductions	(5,556)	(2,439)	(6,771)

Allowance as of the end of the year	$44,193	$46,382	$46,909

Materials and supplies, fuel stock and natural gas stored

Inventories of materials and supplies, fuel stock and natural gas stored are recorded at the lower of cost or market, primarily using the average cost method.

Assets held for sale

Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. As of December 31, 2004, assets held for sale included $15.2 million of assets related to Avista Utilities’ South Lake Tahoe natural gas distribution properties and $13.3 million of turbines and related equipment. Liabilities held for sale were not significant as of December 31, 2004.

Utility Plant in Service

The cost of additions to utility plant in service, including an allowance for funds used during construction and replacements of units of property and improvements, is capitalized. Costs of depreciable units of property retired plus costs of removal less salvage are charged to accumulated depreciation.

Allowance for Funds Used During Construction

The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. In accordance with the uniform system of accounts prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and the debt

AVISTA CORPORATION

related portion is credited currently as a non-cash item in the Consolidated Statements of Income in the line item capitalized interest. The Company generally is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a fair return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC generally does not occur until the related utility plant is placed in service and included in rate base.

The effective AFUDC rate was 9.72 percent for 2004, 2003 and the second half of 2002 and 9.03 percent for the first half of 2002. The Company’s AFUDC rates do not exceed the maximum allowable rates as determined in accordance with the requirements of regulatory authorities.

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing unit rates for generation plants and composite rates for other utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. The rates for hydroelectric plants include annuity and interest components, in which the interest component is 9 percent. For utility operations, the ratio of depreciation provisions to average depreciable property was 2.92 percent in 2004, 2.98 percent in 2003 and 2.92 percent in 2002.

The average service lives for the following broad categories of utility property are: electric thermal production — 30 years; hydroelectric production — 77 years; electric transmission — 43 years; electric distribution — 47 years; and natural gas distribution property — 35 years.

The Company recovers certain asset retirement costs through rates charged to customers as a portion of its depreciation expense. The Company had estimated retirement costs of $175.6 million and $167.1 million included as a regulatory liability on the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively. These costs do not represent legal or contractual obligations.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. Goodwill is included in non-utility properties and investments-net on the Consolidated Balance Sheets and totaled $6.2 million ($5.2 million in the Other business segment and $1.0 million in Energy Marketing and Resource Management) and $7.5 million ($6.6 million in the Other business segment and $0.9 million in Energy Marketing and Resource Management) as of December 31, 2004 and 2003, respectively. The Company completed its annual evaluation of goodwill for potential impairment during the first quarter of 2004 and determined that goodwill was not impaired at that time.

Based on a revised financial forecast, which indicated in a decline in the performance and value of a reporting unit in the Other business segment, the Company performed an evaluation of goodwill for that reporting unit in December 2004. The Company determined that $1.4 million of goodwill was impaired, which is included in administrative and general expense in the Consolidated Statement of Income. The Company used a discounted cash flow model based on a multiple of earnings before interest, taxes, depreciation and amortization to estimate the fair value of this business unit.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. Accordingly, the Company determined that $4.1 million (net of tax) of goodwill was impaired and recorded this as a cumulative effect of accounting change for 2002.

Regulatory Deferred Charges and Credits

The Company prepares its consolidated financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company prepares its financial statements in accordance with SFAS No. 71 because (i) the Company’s rates for regulated services are established by or subject to approval by an independent third-party regulator; (ii) the regulated rates are designed to recover the Company’s cost of providing the regulated services; and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover the Company’s costs. SFAS No. 71 requires the Company to reflect the impact of regulatory decisions in its financial statements. SFAS No. 71 requires that certain costs and/or obligations (such as incurred power and natural gas costs not currently recovered through rates, but expected to be recovered in the future) are reflected as deferred charges on the Consolidated Balance Sheets. These costs and/or obligations are not reflected in the statement of income until the period during which matching revenues are recognized. If at some point in the future the Company

AVISTA CORPORATION

determines that it no longer meets the criteria for continued application of SFAS No. 71 with respect to all or a portion of the Company’s regulated operations, the Company could be required to write-off its regulatory assets. The Company could also be precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

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

	2004	2003

Regulatory asset for consolidation of variable interest entity	$19,167	$16,707
Regulatory asset for postretirement benefit obligation	3,782	4,255
Demand side management and conservation programs	13,792	19,683
Other	2,303	3,736

Total	$39,044	$44,381

Regulatory liabilities include utility plant retirement costs. Deferred credits include, among other items, regulatory liabilities created when the Centralia Power Plant was sold, regulatory liabilities offsetting net energy commodity derivative assets (see Note 6 for further information) and the gain on the general office building sale/leaseback, which is being amortized over the life of the lease, and are included on the Consolidated Balance Sheets as other current liabilities and other non-current liabilities and deferred credits.

Regulatory assets that are not currently included in rate base, being recovered in current rates or earning a return (accruing interest), totaled $22.4 million as of December 31, 2004. The most significant of these assets was the $19.2 million regulatory asset for the consolidation of a variable interest entity (WP Funding LP). Avista Utilities’ lease payments to WP Funding LP of $4.5 million are being recovered in current rates; the regulatory asset primarily represents the accumulated difference between depreciation expense on the plant and the principal payments made on the debt obligation (see Note 2), which will be reversed in future periods as debt principal payments are made.

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

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), WUTC and Oregon Public Utility Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remains with Avista Utilities; however, the assets have been managed by Avista Energy through an Agency Agreement. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company has entered into an agreement to sell (see Note 27).

AVISTA CORPORATION

In the first quarter of 2002, the IPUC and the OPUC approved the continuation of the Natural Gas Benchmark Mechanism and related Agency Agreement through March 31, 2005. In February 2004, the WUTC ordered that the Natural Gas Benchmark Mechanism and related Agency Agreement be terminated for Washington customers and ordered Avista Utilities to file a transition plan to move management of these functions back into Avista Utilities. In April 2004, the WUTC approved Avista Utilities’ transition plan, which provides for the movement of these functions back into Avista Utilities to be completed by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions from Avista Energy to Avista Utilities for Idaho and Oregon natural gas customers with the expiration of the current agreements.

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

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the Consolidated Balance Sheets for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.4 percent as of December 31, 2004. Total deferred power costs for Washington customers were $113.2 million and $125.7 million as of December 31, 2004 and 2003, respectively.

In Washington, the Energy Recovery Mechanism (ERM) allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company.

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In August 2004, the WUTC issued an order, which approved the recovery of $22.8 million of deferred power costs incurred in 2003.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 1.0 percent on current year deferrals and 3.0 percent on carryover balances as of December 31, 2004. In October 2004, the IPUC issued its final order with respect to general electric and natural gas rate cases filed by Avista Utilities in Idaho. The final order required Avista Utilities to write off a total of $12.0 million (recorded as resource costs in the Consolidated Statements of Income) of certain deferred power costs, including associated accrued interest, related to natural gas contracts entered into by Avista Utilities to provide fuel for its generating facilities. The IPUC authorized the recovery of the remaining deferred power costs over a two-year period through a PCA rate surcharge to customers. Total deferred power costs for Idaho customers were $9.5 million and $30.3 million as of December 31, 2004 and 2003, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $28.6 million (including $3.1 million related to California operations, which is classified as an asset held for sale) and $15.4 million as of December 31, 2004 and 2003, respectively.

AVISTA CORPORATION

Intersegment Eliminations

Intersegment eliminations are reported in operating revenues, resource costs and interest expense in the Schedule of Information by Business Segments. Intersegment eliminations reported as operating revenues and resource costs represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement. Intersegment eliminations reported as interest expense represent intercompany interest.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and to conform to changes in accounting standards and have not affected previously reported total net income or stockholders’ equity.

NOTE 2. NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires the Company to classify certain financial instruments as liabilities that have historically been classified as equity. This statement requires the Company to classify as a liability financial instruments that are subject to mandatory redemption at a specified or determinable date or upon an event that is certain to occur. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The restatement of financial statements for prior periods was not permitted. The adoption of this statement required the Company to classify preferred stock subject to mandatory redemption as a liability on the Consolidated Balance Sheets. The adoption of this statement also required the Company to classify preferred stock dividends subsequent to July 1, 2003 as interest expense in the Consolidated Statements of Income.

In July 2003, the EITF reached consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3.” This EITF Issue requires that revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) should be reported on a net basis as part of operating revenues effective October 1, 2003. Derivatives not held for trading purposes at Avista Energy are reported gross, unless they are “booked out” or the economic substance indicates that net reporting is appropriate. The adoption of this EITF Issue resulted in a reduction in operating revenues and resource costs of approximately $26.4 million for 2004 as compared to 2003 for Avista Utilities.

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

FIN 46 required the Company to consolidate WP Funding LP effective for the period ended December 31, 2003 and thereafter. WP Funding LP is an entity that was formed in 1993 for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). WP Funding LP purchased the Rathdrum CT from the Company with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. The Company operates the Rathdrum CT and leases it from WP Funding LP. The total amount of WP Funding LP debt outstanding was $54.6 million as of December 31, 2004 and 2003. The lease term expires in February 2020; however, the current debt matures in October 2005 and will need to be refinanced at that time. As of December 31, 2004, the book value of the debt and equity of WP Funding LP exceeded the book value of the Rathdrum CT by $19.2 million. In accordance with regulatory accounting practices, the Company recorded this amount as a regulatory asset upon the consolidation of WP Funding LP. The addition of the Rathdrum CT, which entered commercial operation in 1995, to Avista Utilities’ generation resource base was reviewed in

AVISTA CORPORATION

previous state regulatory filings with the WUTC and IPUC.

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

Additionally, the implementation of FIN 46, as revised in December 2003, resulted in the Company including a partnership as well as several low-income housing project investments held in the Other business segment in its consolidated financial statements for 2004. This resulted in a charge of $0.5 million recorded as a cumulative effect of accounting change for 2004.

See Note 11 for a discussion of a FASB Staff Position with respect to postretirement medical benefit obligations.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation,” which supersedes APB No. 25 and its related implementation guidance. This statement establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services with a primary focus on transactions in which the Company obtains employee services in share-based payment transactions. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company will be required to implement the provisions of this statement beginning in the third quarter of 2005. The Company expects to record compensation expense (net of tax) of approximately $0.5 million in 2005 and $0.3 million in 2006 related to the periodic vesting of stock options granted to employees in prior years. As the Company is not currently granting stock options to employees, the prospective provisions of this statement are not expected to have a material effect on the Company’s future financial condition, results of operations or cash flows.

NOTE 3. DISCONTINUED OPERATIONS

In 2003, private equity investors made investments in a new entity, ReliOn, Inc. (formerly AVLB, Inc.), which acquired the assets previously held by Avista Corp.’s fuel cell manufacturing and development subsidiary, Avista Labs. Avista Corp.’s investment in ReliOn, Inc. is accounted for under the cost method. Revenues for Avista Labs were $0.7 million and $0.7 million in 2003 (through June 30) and 2002, respectively.

In September 2001, the Company reached a decision that it would dispose of substantially all of the assets of Avista Communications. The divestiture of the operating assets of Avista Communications was complete by the end of 2002. Revenues for Avista Communications were $3.5 million in 2002.

Amounts reported as discontinued operations for 2003 represent the operations of Avista Labs. Amounts reported as discontinued operations represent the operations of Avista Labs and Avista Communications as follows for 2002:

	Avista Labs	Avista Communications	Total

Income (loss) before income taxes	$(12,960)	$2,499	$(10,461)
Minority interest	241	—	241
Income tax benefit (expense)	4,855	(1,354)	3,501

Income (loss) from discontinued operations	$(7,864)	$1,145	$(6,719)

NOTE 4. IMPAIRMENT OF ASSETS

During the third quarter of 2004, the Company recorded an impairment charge for a turbine and related equipment owned by Avista Power (Energy Marketing and Resource Management segment). This charge of $5.1 million is included in operations and maintenance expense in the Consolidated Statements of Income. The Company originally planned to use four turbines in a non-regulated generation project. Due to changing market conditions during 2001, the Company decided to no longer pursue the development of this project and reached an agreement to sell three of the turbines. During 2002, 2003 and the first three quarters of 2004, the Company explored various options for use of the fourth turbine. At the end of the third quarter of 2004, the Company reached a conclusion to

AVISTA CORPORATION

sell the turbine and related equipment, which are classified as assets held for sale on the Consolidated Balance Sheet as of December 31, 2004. The Company evaluated the carrying value of the turbine and related equipment and recorded an impairment charge to adjust the book value of these assets to estimated fair value less selling costs.

During the fourth quarter of 2003, the Company recorded an impairment charge for the turbine owned by Avista Power (see discussion above). This charge of $4.9 million for 2003 is included in operations and maintenance expense in the Consolidated Statements of Income.

NOTE 5. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corp. (ARC) is a wholly owned, bankruptcy-remote subsidiary of the Company formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On May 29, 2002, ARC, the Company and a third-party financial institution entered into a three-year agreement whereby ARC can sell without recourse, on a revolving basis, up to $100.0 million of those receivables. In April 2004, the revolving amount available for sale was reduced to $85.0 million. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of the Company. As of December 31, 2004 and 2003, $72.0 million in accounts receivables were sold under this revolving agreement.

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

Prior to the adoption of SFAS No. 149 on July 1, 2003, Avista Utilities elected the normal purchases and sales exception for substantially all of its contracts for both capacity and energy under SFAS No. 133. As such, Avista Utilities was not required to record these contracts as derivative commodity assets and liabilities. Under SFAS No. 149, substantially all new forward contracts to purchase or sell power and natural gas used for generation, which were entered into on or after July 1, 2003, are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary. Utility energy commodity derivatives consisted of the following as of December 31 (dollars in thousands):

	2004	2003

Current utility energy commodity derivative asset	$10,199	$4,983
Current utility energy commodity derivative liability	5,713	2,997
Net current regulatory liability	4,486	1,986
Non-current utility energy commodity derivative asset	55,825	34,517
Non-current utility energy commodity derivative liability	33,490	33,060
Net non-current regulatory liability	22,335	1,457

AVISTA CORPORATION

Current utility energy commodity derivative assets are included in other current assets on the Consolidated Balance Sheets. Current utility energy commodity derivative liabilities and the offsetting net current regulatory liability are included in other current liabilities on the Consolidated Balance Sheets. The offsetting net non-current regulatory liability is included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

NOTE 7. ENERGY COMMODITY TRADING

The Company’s energy-related businesses are exposed to risks relating to, but not limited to, changes in certain commodity prices, interest rates, foreign currency and counterparty performance. In order to manage the various risks relating to these exposures, Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. The Company has risk management policies and procedures to manage these risks, both qualitative and quantitative, for Avista Utilities and Avista Energy. The Company’s Risk Management Committee establishes the Company’s risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

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

Avista Utilities manages the impact of fluctuations in electric energy prices by measuring and controlling the volume of energy imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Load/resource imbalances within a rolling 18-month planning horizon are compared against established volumetric guidelines and management determines the timing and specific actions to manage the imbalances. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Avista Energy is responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. In February 2004, the WUTC ordered that these functions be moved back to Avista Utilities for Washington customers, and in April 2004, the WUTC approved Avista Utilities’ transition plan to move these functions back into Avista Utilities by March 31, 2005. Effective April 1, 2005, the Company will also be moving these functions back to Avista Utilities for Idaho and Oregon customers with the expiration of current agreements. As part of the transition plan, Avista Utilities has begun procuring natural gas for load service. This procurement process includes entering into financial and physical hedging transactions as a means of managing risks. See description of Natural Gas Benchmark Mechanism in Note 1 for further information. Avista Utilities has continued to manage natural gas procurement for its California operations, which the Company has entered into an agreement to sell (see Note 27 for further information).

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

AVISTA CORPORATION

Avista Energy’s marketing and energy risk management services are provided through the use of a variety of derivative commodity contracts to purchase or supply natural gas and electric energy at specified delivery points and at specified future dates. Avista Energy trades natural gas and electricity derivative commodity instruments on national exchanges and through other exchanges and brokers, and therefore can experience net open positions in terms of price, volume, and specified delivery point. The open positions expose Avista Energy to the risk that fluctuating market prices may adversely impact its financial condition or results of operations. However, the net open positions are actively managed with policies designed to limit the exposure to market risk and requiring daily reporting to management of potential financial exposure.

Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. VAR measures the expected portfolio loss under hypothetical adverse price movements over a given time interval within a given confidence level. Avista Energy also measures its open positions in terms of volumes at each delivery location for each forward time period. The permissible extent of open positions is included in the risk management policy and is measured with stress tests and VAR modeling.

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

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the Consolidated Statements of Income in the period of change. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments, which are reported as assets and liabilities on the Consolidated Balance Sheets. These market prices are used through 36 months. Prior to the fourth quarter of 2004, market prices for electric commodity prices were used through 24 months. Increased market liquidity has resulted in the availability of reliable and transparent market prices for a longer time period than had been previously available. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts, which are not derivatives under SFAS No. 133 and derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues. Costs from contracts, which are not derivatives under SFAS No. 133 and derivative instruments not held for trading, are reported on a gross basis in resource costs. Contracts in a receivable position, as well as the options held, are reported as assets. Similarly, contracts in a payable position, as well as options written, are reported as liabilities. Net cash flows are recognized in the period of settlement.

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

During 2004, a gain of $1.0 million related to hedge ineffectiveness was recorded in earnings as operating revenues. Of this $1.0 million, $0.7 million is related to portions of hedging relationships that have settled during 2004. As of

AVISTA CORPORATION

December 31, 2004, there was a net gain of $0.1 million (net of tax) in accumulated other comprehensive income (loss) related to designated cash flow hedges, while a gain of $0.5 million (net of tax) was reclassified from accumulated comprehensive income (loss) and recognized in earnings during 2004. During 2003, a gain of less than $0.1 million related to hedge ineffectiveness was recorded in earnings as operating revenues. As of December 31, 2003, there was a gain of $1.8 million (net of tax) in accumulated other comprehensive income (loss) related to designated cash flow hedges, while a gain of $0.5 million (net of tax) was reclassified from accumulated comprehensive income (loss) and recognized in earnings during 2003. Of the amount in accumulated other comprehensive income (loss) as of December 31, 2004, there was a gain of $1.6 million (net of tax) related to natural gas derivatives and a loss of $1.5 million (net of tax) related to electricity derivatives. Avista Energy expects to recognize a gain of $0.1 million in earnings during the next 12 months, related to amounts currently in accumulated other comprehensive income (loss). The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount, (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount, (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of December 31, 2004 are set forth below (in thousands of mmBTUs and MWhs):

	Fixed	Fixed	Maximum	Index	Index	Maximum
	Price	Price	Terms in	Price	Price	Terms in
	Payor	Receiver	Years	Payor	Receiver	Years

Energy commodities (volumes)
Electric	32,562	34,105	13	1,382	1,500	2
Natural gas	259,003	257,752	5	1,814,707	1,796,044	3

The weighted average term of Avista Energy’s electric derivative commodity instruments as of December 31, 2004 was approximately 7 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of December 31, 2004 was approximately 4 months.

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of December 31, 2004, and the average estimated fair value of those instruments held during the year ended December 31, 2004, are set forth below (dollars in thousands):

	Estimated Fair Value				Average Estimated Fair Value for the
	as of December 31, 2004				year ended December 31, 2004
	Current	Long-term	Current	Long-term	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Electric	$156,580	$234,225	$134,810	$197,030	$178,794	$229,522	$159,780	$191,275
Natural gas	127,651	20,432	118,717	18,025	120,747	21,125	115,166	13,917

Total	$284,231	$254,657	$253,527	$215,055	$299,541	$250,647	$274,946	$205,192

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for 2004 was an unrealized loss of $0.7 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for 2003 was an unrealized loss of $22.1 million. In 2002, the unrealized loss was $91.9 million.

Market Risk

Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Market risk is influenced to the extent that the performance or nonperformance by market participants of their contractual obligations and commitments affect the supply of, or demand for, the commodity. Avista Utilities and Avista Energy manage the market risks inherent in their activities according to risk policies established by the Company’s Risk Management Committee.

AVISTA CORPORATION

Credit Risk

Credit risk relates to the risk of loss that Avista Utilities and/or Avista Energy would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy or make financial settlements. Avista Utilities and Avista Energy often extend credit to counterparties and customers. Credit risk includes the risk that a counterparty may default due to circumstances relating directly to it and the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. Should a counterparty, customer or supplier fail to perform, Avista Utilities or Avista Energy may be required to replace existing contracts with contracts at then-current market prices or to honor the underlying commitment. Avista Utilities and Avista Energy seek to mitigate credit risk by applying specific eligibility criteria to existing and prospective counterparties and by actively monitoring current credit exposures. These policies include an evaluation of the financial condition and credit ratings of counterparties, collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees, and the use of standardized agreements that allow for the netting or offsetting of positive and negative exposures associated with a single counterparty.

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

Credit risk also involves the exposure that counterparties perceive related to the ability of Avista Utilities and Avista Energy to perform deliveries and settlement under physical and financial energy contracts. These counterparties may seek assurances of performance in the form of letters of credit, prepayment or cash deposits and, in the case of Avista Energy, parent company (Avista Capital) performance guarantees. In periods of price volatility, the level of exposure can change significantly, with the result that sudden and significant demands may be made against the Company’s capital resource reserves (credit facilities and cash). Avista Utilities and Avista Energy actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

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

NOTE 8. CASH DEPOSITS WITH AND FROM COUNTERPARTIES

Cash deposits from counterparties totaled $6.0 million and $97.8 million as of December 31, 2004 and 2003, respectively. These funds are held by Avista Utilities and Avista Energy to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral. Cash deposited with counterparties totaled $30.7 million and $36.8 million as of December 31, 2004 and 2003, respectively, and is included in other current assets on the Consolidated Balance Sheets.

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

AVISTA CORPORATION

NOTE 9. JOINTLY OWNED ELECTRIC FACILITIES

As of December 31, 2004, the Company had a 50 percent ownership interest in a combined cycle natural gas-fired turbine power plant, the Coyote Springs 2 Generation Plant (Coyote Springs 2) located in north-central Oregon, which was placed into operation in 2003. The Company’s share of related fuel costs as well as operating and maintenance expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income. The Company’s share of utility plant in service for Coyote Springs 2 was $108.8 million and accumulated depreciation was $6.7 million as of December 31, 2004. In January 2005, the Company acquired the remaining 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million. See Note 28 for further information.

The Company has a 15 percent ownership interest in a twin-unit coal-fired generating facility, the Colstrip Generating Project (Colstrip) located in southeastern Montana, and provides financing for its ownership interest in the project. The Company’s share of related fuel costs as well as operating and maintenance expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income. The Company’s share of utility plant in service for Colstrip was $320.2 million and accumulated depreciation was $172.4 million as of December 31, 2004.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

The balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2004	2003

Avista Utilities:
Electric production	$924,933	$914,021
Electric transmission	337,651	304,827
Electric distribution	760,400	724,054
Construction work-in-progress (CWIP) and other	109,222	119,552

Electric total	2,132,206	2,062,454

Natural gas underground storage	18,566	18,543
Natural gas distribution	449,155	449,501
CWIP and other	44,691	45,340

Natural gas total	512,412	513,384

Common plant (including CWIP)	73,087	79,789

Total Avista Utilities	2,717,705	2,655,627
Energy Marketing and Resource Management (1)	15,790	30,162
Avista Advantage (1)	13,688	12,847
Other (1)	34,757	23,886

Total	$2,781,940	$2,722,522

(1) Included in non-utility properties and investments-net on the Consolidated Balance Sheets.

Equipment under capital leases at Avista Utilities totaled $5.3 million and $3.9 million as of December 31, 2004 and 2003, respectively. The associated accumulated depreciation totaled $0.5 million and $0.2 million as of December 31, 2004 and 2003, respectively. Property, plant, and equipment under capital leases at Avista Capital’s subsidiaries totaled $5.3 million and $5.3 million as of December 31, 2004 and 2003, respectively. The associated accumulated depreciation totaled $3.5 million and $2.9 million as of December 31, 2004 and 2003, respectively.

NOTE 11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company made $15 million in cash contributions to the pension plan in 2004 and $12 million in each of 2003 and 2002. The Company expects to contribute approximately $15 million to the pension plan in 2005.

AVISTA CORPORATION

The Finance Committee of the Company’s Board of Directors establishes investment policies, objectives and strategies to seek optimum return for the pension plan, while also keeping with the assumption of prudent risk and the Finance Committee’s composite return objectives. The Finance Committee reviews and approves changes to the investment policy. The Company has contracted with an investment manager who is responsible for managing the individual investment managers. The investment manager’s performance and related individual fund performance is periodically reviewed by the Finance Committee to ensure compliance with investment policy objectives and strategies. Pension plan assets are invested primarily in marketable debt and equity securities. Pension plan assets may also be invested in real estate and other investments, including hedge funds and venture capital funds. In seeking to obtain the desired return to fund the pension plan, the Finance Committee has established investment allocation percentages by asset classes as indicated in the table below.

The assumed long-term rate of return on plan assets is based on past performance and economic forecasts for the types of investments held by the plan. The fair value of pension plan assets invested in debt and equity securities was based primarily on market prices. The fair value of pension plan assets invested in real estate was determined based on three basic approaches: (1) current cost of reproducing a property less deterioration and functional economic obsolescence (2) capitalization of the property’s net earnings power; and (3) value indicated by recent sales of comparable properties in the market. The fair value of plan assets was determined as of December 31, 2004 and 2003.

As of December 31, 2004 and 2003, the pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. In 2004, the pension plan funding deficit increased as compared to the end of 2003 and as such the Company increased the additional minimum liability for the unfunded accumulated benefit obligation by $9.2 million and reduced the intangible asset by $0.7 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $6.4 million, net of taxes of $3.5 million for 2004. In 2003, the pension plan funding deficit decreased as compared to the end of 2002 and as such the Company reduced the additional minimum liability for the unfunded accumulated benefit obligation by $15.5 million and the intangible asset by $0.6 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in an increase to other comprehensive income of $9.7 million, net of taxes of $5.2 million for 2003. In 2002, the Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $33.4 million and an intangible asset of $6.4 million (representing the amount of unrecognized prior service cost) related to the pension plan. This resulted in a charge to other comprehensive income of $17.6 million, net of taxes of $9.4 million for 2002.

The Company also has a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to executive officers of the Company. The SERP is intended to provide benefits to executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. The Company recorded an additional minimum liability for the unfunded accumulated benefit obligation of $1.8 million, $0.3 million and $0.7 million related to the SERP for 2004, 2003 and 2002, respectively. This resulted in a charge to other comprehensive income of $1.2 million, $0.2 million and $0.5 million, net of tax, for 2004, 2003 and 2002, respectively.

The Company expects that benefit payments under the pension plan and the SERP will total $14.1 million, $14.0 million, $15.2 million, $15.5 million and $16.2 million in 2005, 2006, 2007, 2008 and 2009, respectively. For the ensuing five years (2010 through 2014), the Company expects that benefit payments under the pension plan and the SERP will total $102.4 million.

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The Company elected to amortize the transition obligation of $34.5 million over a period of twenty years, beginning in 1993. In 2004, the Company recognized the effect of an amendment to the cost-sharing policy, which limits the employer portion of the premium for all retirees. This amendment reduced the accumulated benefit obligation by $4.3 million. The Company expects that benefit payments under the postretirement benefit plan will be $3.1 million, $3.1 million, $3.1 million, $3.0 million and $3.0 million in 2005, 2006, 2007, 2008 and 2009, respectively. For the ensuing five years (2010 through 2014), the Company expects that benefit payments under the postretirement benefit plan will total $14.5 million.

The Company uses a December 31 measurement date for its pension and postretirement plans.

AVISTA CORPORATION

The following table sets forth the pension and postretirement plan disclosures as of December 31, 2004 and 2003 and the components of net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

			Post-
	Pension Benefits		retirement Benefits
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation as of beginning of year	$265,790	$238,385	$39,185	$29,062
Service cost	8,914	7,806	480	482
Interest cost	16,406	15,705	2,019	2,477
Plan amendment	—	—	(4,263)	—
Actuarial loss (gain)	8,737	18,046	(2,464)	10,973
Benefits paid	(13,309)	(13,226)	(3,042)	(3,741)
Expenses paid	(800)	(926)	(47)	(68)

Benefit obligation as of end of year	$285,738	$265,790	$31,868	$39,185

Change in plan assets:
Fair value of plan assets as of beginning of year	$167,962	$136,125	$14,587	$11,301
Actual return on plan assets	16,816	33,129	1,882	3,282
Employer contributions	15,000	12,000	1,964	1,785
Benefits paid	(12,399)	(12,366)	(1,524)	(1,713)
Expenses paid	(800)	(926)	(47)	(68)

Fair value of plan assets as of end of year	$186,579	$167,962	$16,862	$14,587

Funded status	$(99,159)	$(97,828)	$(15,006)	$(24,598)
Unrecognized net actuarial loss	73,604	71,695	6,009	9,455
Unrecognized prior service cost	5,058	5,712	—	—
Unrecognized net transition obligation/(asset)	(499)	(1,585)	4,041	8,809

Accrued benefit cost	(20,996)	(22,006)	(4,956)	(6,334)
Additional minimum liability	(31,112)	(20,081)	—	—

Accrued benefit liability	$(52,108)	$(42,087)	$(4,956)	$(6,334)

Accumulated pension benefit obligation	$238,687	$210,049	—	—

Accumulated postretirement benefit obligation:
For retirees			$18,914	$26,073
For fully eligible employees			$5,672	$5,427
For other participants			$7,282	$7,685
Weighted-average asset allocations as of December 31
Equity securities	63%	64%	64%	59%
Debt securities	26%	25%	36%	41%
Real estate	5%	5%	—	—
Other	6%	6%	—	—
Target asset allocations as of December 31
Equity securities	54-68%	54-68%	52-72%	—
Debt securities	22-28%	22-28%	28-48%	—
Real estate	3-7%	3-7%	—	—
Other	5-13%	5-13%	—	—
Weighted Average Assumptions as of December 31
Discount rate for benefit obligation	5.75%	6.25%	5.75%	6.25%
Discount rate for annual expense	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (1)	4.84%	5.00%
Medical cost trend pre-age 65 - initial			9.00%	8.00%
Medical cost trend pre-age 65 - ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2009	2007
Medical cost trend post-age 65 - initial			9.00%	9.00%
Medical cost trend post-age 65 - ultimate			6.00%	6.00%
Ultimate medical cost trend year post-age 65			2008	2007

(1) In 2004, changed to an age-based scale ranging from 2.50 percent to 8.00 percent.

AVISTA CORPORATION

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$8,914	$7,806	$6,734	$480	$482	$304
Interest cost	16,406	15,705	15,119	2,019	2,477	2,184
Expected return on plan assets	(13,436)	(10,862)	(12,311)	(1,106)	(842)	(1,064)
Transition (asset)/obligation recognition	(1,086)	(1,086)	(1,086)	505	979	1,256
Amortization of prior service cost	654	653	831	—	—	—
Net loss recognition	3,447	3,896	1,021	245	405	—

Net periodic benefit cost	$14,899	$16,112	$10,308	$2,143	$3,501	$2,680

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $2.3 million and the service and interest cost by $0.2 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by $2.0 million and the service and interest cost by $0.2 million.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company implemented the 2003 Medicare Act and the related FASB Staff Position in 2004, which reduced the accumulated benefit obligation by $2.7 million as of December 31, 2004 and the 2004 postretirement benefit expense by less than $0.1 million.

The Company has a salary deferral 401(k) plan (Employee Investment Plan) that is a defined contribution plan and covers substantially all employees. Employees can make contributions to their respective accounts in the Employee Investment Plan on a pre-tax basis up to the maximum amount permitted by law. The Company matches a portion of the salary deferred by each participant according to the schedule in the Employee Investment Plan. Employer matching contributions of $4.1 million, $3.8 million and $3.6 million were expensed in 2004, 2003 and 2002, respectively.

The Company has an Executive Deferral Plan. This plan allows executive officers and other key employees the opportunity to defer until the earlier of their retirement, termination, disability or death, up to 75 percent of their base salary and/or up to 100 percent of their incentive cash payments. Deferred compensation funds are held by the Company in a Rabbi Trust. As of December 31, 2004 and 2003, there were deferred compensation assets of $11.5 million included in other property and investments-net and corresponding deferred compensation liabilities of $11.5 million included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

NOTE 12. ACCOUNTING FOR INCOME TAXES

As of December 31, 2004 and 2003, the Company had net regulatory assets of $123.2 million and $131.8 million, respectively, related to the probable recovery of certain deferred tax liabilities from customers through future rates.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2004	2003

Deferred income tax assets:
Allowance for doubtful accounts	$16,428	$16,201
Reserves not currently deductible	19,450	16,167
Alternative minimum tax	16,877	7,502
Contributions in aid of construction	6,840	8,677
Deferred compensation	5,138	4,904
Unfunded accumulated benefit obligation	8,732	4,645
Other	12,316	8,041

Total deferred income tax assets	$85,781	$66,137

AVISTA CORPORATION

	2004	2003

Deferred income tax liabilities:
Differences between book and tax basis of utility plant	$424,907	$404,017
Power and natural gas deferrals	53,259	58,912
Unrealized energy commodity gains	24,542	27,290
Power exchange contract	39,436	41,725
Demand side management programs	3,866	4,459
Loss on reacquired debt	11,315	8,405
Other	4,639	2,673

Total deferred income tax liabilities	561,964	547,481

Net deferred income tax liability	$476,183	$481,344

Net current deferred income tax assets were $12.3 million and $11.5 million as of December 31, 2004 and 2003, respectively. Net non-current deferred tax liabilities were $488.5 million and $492.8 million as of December 31, 2004 and 2003, respectively.

The realization of deferred tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that deferred tax assets will be realized.

A reconciliation of federal income taxes derived from statutory federal tax rates (35 percent in 2004, 2003 and 2002) applied to pre-tax income from continuing operations as set forth in the accompanying Consolidated Statements of Income is as follows for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Federal income taxes at statutory rates	$20,022	$30,094	$26,958
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	2,268	4,046	5,166
State income tax expense	696	1,283	2,348
Preferred dividends	759	383	—
Settlement of prior year tax returns and adjustment of tax reserves	(2,449)	457	525
Other-net	296	(923)	(148)

Total income tax expense	$21,592	$35,340	$34,849

Income Tax Expense Consisted of the Following:
Taxes currently provided	$2,424	$6,945	$75,136
Deferred income taxes	19,168	28,395	(40,287)

Total income tax expense	$21,592	$35,340	$34,849

NOTE 13. ENERGY PURCHASE CONTRACTS

Avista Utilities has contracts related to the purchase of fuel for thermal generation, natural gas and hydroelectric power. The termination dates of the contracts range from one month to the year 2044. Avista Utilities also has various agreements for the purchase, sale or exchange of electric energy with other utilities, cogenerators, small power producers and government agencies. Total expenses for power purchased, natural gas purchased, fuel for generation and other fuel costs, which are included in resource costs in the Consolidated Statements of Income, were $482.2 million, $464.1 million and $382.4 million in 2004, 2003 and 2002, respectively.

The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Power resources	$142,656	$92,507	$95,523	$95,981	$96,542	$353,128	$876,337
Natural gas resources	127,108	50,073	55,457	45,173	39,808	396,403	714,022

Total	$269,764	$142,580	$150,980	$141,154	$136,350	$749,531	$1,590,359

AVISTA CORPORATION

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

	2005	2006	2007	2008	2009	Thereafter	Total

Contractual obligations	$14,516	$14,516	$14,516	$14,516	$14,516	$176,789	$249,369

Avista Utilities has fixed contracts with certain Public Utility Districts (PUD) to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the fixed contracts obligate Avista Utilities to pay certain minimum amounts (based in part on the debt service requirements of the PUD) whether or not the facility is operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in resource costs in the Consolidated Statements of Income. Expenses under these PUD contracts were $7.3 million, $8.5 million and $7.8 million in 2004, 2003 and 2002, respectively. Information as of December 31, 2004, pertaining to these PUD contracts is summarized in the following table (dollars in thousands):

	Company’s Current Share of
				Debt		Expira-
		Kilowatt	Annual	Service	Bonds	tion
	Output	Capability	Costs (1)	Costs (1)	Outstanding	Date

Chelan County PUD:
Rocky Reach Project	2.9%	37,000	$1,848	$990	$2,952	2011
Douglas County PUD:
Wells Project	3.5	30,000	1,079	528	5,015	2018
Grant County PUD:
Priest Rapids Project	6.1	55,000	1,868	795	10,961	2040
Wanapum Project	8.2	75,000	2,522	1,056	14,888	2040

Totals		197,000	$7,317	$3,369	$33,816

(1)	The annual costs will change in proportion to the percentage of output allocated to Avista Utilities in a particular year. Amounts represent the operating costs for the year 2004. Debt service costs are included in annual costs.

The estimated aggregate amounts of required minimum payments (Avista Utilities’ share of existing debt service costs) under these PUD contracts are as follows (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Minimum payments	$3,636	$2,957	$3,255	$3,115	$3,230	$20,472	$36,665

In addition, Avista Utilities will be required to pay its proportionate share of the variable operating expenses of these projects.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods are as follows (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Energy contracts	$649,913	$282,635	$178,802	$190,875	$180,106	$522,515	$2,004,846

Avista Energy also has sales commitments related to these contractual obligations in future periods.

AVISTA CORPORATION

NOTE 14. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of December 31 (dollars in thousands):

Maturity		Interest
Year	Description	Rate	2004	2003

2005	Secured Medium-Term Notes	6.39%-6.68%	$29,500	$29,500
2005	WP Funding LP Note	8.38%	54,572	54,572
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2007	Secured Medium-Term Notes (1)	5.99%	13,850	—
2008	Secured Medium-Term Notes (1)	6.06%-6.95%	45,000	20,000
2010	Secured Medium-Term Notes (1)	6.67%-8.02%	35,000	10,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.26%-7.45%	27,500	27,500
2019	First Mortgage Bonds (2)	5.45%	90,000	—
2023	Secured Medium-Term Notes	7.18%-7.54%	24,500	24,500
2028	Secured Medium-Term Notes (1)	6.37%	25,000	—
2032	Pollution Control Bonds (1)	5.00%	66,700	—
2034	Pollution Control Bonds (1)	5.13%	17,000	—

	Total secured long-term debt		660,622	398,072

2004	Unsecured Medium-Term Notes	7.42%	—	28,500
2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes (1)	5.99%-7.94%	12,000	25,850
2008	Unsecured Senior Notes	9.75%	280,827	317,683
2008	Unsecured Medium-Term Notes (1)	6.06%	—	25,000
2010	Unsecured Medium-Term Notes (1)	8.02%	—	25,000
2022	Unsecured Medium-Term Notes	8.15%	5,000	5,000
2023	Unsecured Medium-Term Notes	7.99%	5,000	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100
2028	Unsecured Medium-Term Notes (1)	6.37%	—	25,000
2032	Pollution Control Bonds (1)	5.00%	—	66,700
2034	Pollution Control Bonds (1)	5.13%	—	17,000

	Total unsecured long-term debt		314,927	552,833

	Other long-term debt and capital leases		13,047	5,812

	Unamortized debt discount		(1,608)	(1,994)

	Total		986,988	954,723
	Current portion of long-term debt		(85,432)	(29,711)

	Total long-term debt		$901,556	$925,012

(1)	In December 2004, the Company issued $172.6 million of non-transferable First Mortgage Bonds (Collateral Bonds) under its Mortgage and Deed of Trust, dated as of June 1, 1939, as amended and supplemented (Mortgage), in order to provide the benefit of the lien of the Mortgage to secure its obligations with respect to previously issued and outstanding unsecured debt securities, including $88.9 million of its Medium Term Notes, Series C and the municipal bond insurance policies insuring $83.7 million of Pollution Control Revenue Bonds issued for the benefit of the Company by the City of Forsyth, Montana. The Collateral Bonds were issued in order to suspend certain negative covenants, which had limited the Company’s ability to issue additional secured debt.

(2)	In November 2004, the Company issued $90.0 million of 5.45 percent First Mortgage Bonds due in 2019. The Company used the proceeds to repay a portion of the borrowings outstanding under its committed line of credit.

The following table details future long-term debt maturities, including long-term debt to affiliated trusts (see Note 15) (dollars in thousands):

Year	2005	2006	2007	2008	2009	Thereafter	Total

Debt maturities	$84,072	$38,000	$175,850	$325,827	$—	$465,203	$1,088,952

AVISTA CORPORATION

In September 1999, $83.7 million of Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project), Series 1999A due 2032 and Series 1999B due 2034 were issued by the City of Forsyth, Montana. The proceeds of the bonds were utilized to refund the $66.7 million of 7.13 percent First Mortgage Bonds due 2013 and the $17.0 million of 7.40 percent First Mortgage Bonds due 2016. The Series 1999A and Series 1999B Bonds are backed by an insurance policy issued by AMBAC Assurance Corporation. In January 2002, the interest rate on the bonds was fixed for a period of seven years at a rate of 5.00 percent for Series 1999A and 5.13 percent for Series 1999B. As described above, in December 2004, the Company secured these obligations through the issuance of First Mortgage Bonds.

During 2004, the Company repurchased $36.6 million of 9.75 percent Senior Notes scheduled to mature in 2008. In accordance with regulatory accounting practices, the total net premium on the repurchase of debt of $6.7 million will be amortized over the average remaining maturity of outstanding debt.

In January and February 2005, the Company repurchased the following debt securities: $5.0 million of Secured Medium-Term Notes scheduled to mature in 2018; $11.0 million of Secured Medium-Term Notes scheduled to mature in 2023; $5.0 million Unsecured Medium-Term Notes scheduled to mature in 2022; and $5.0 million of Unsecured Medium-Term Notes scheduled to mature in 2023.

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statements filed by the Company. As of December 31, 2004, the Company had remaining availability of $259.6 million under this registration statement.

Substantially all utility properties owned by the Company are subject to the lien of the Company’s various mortgage indentures. The Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds (including Secured Medium-Term Notes) contains limitations on the amount of First Mortgage Bonds, which may be issued based on, among other things, a 70 percent debt-to-collateral ratio, and/or retired First Mortgage Bonds, and a 2 to 1 net earnings to First Mortgage Bond interest ratio. As of December 31, 2004, the Company could issue $400.0 million of additional First Mortgage Bonds under the Mortgage and Deed of Trust. See Note 16 for information regarding First Mortgage Bonds issued to secure the Company’s obligations under a $350.0 million committed line of credit.

NOTE 15. LONG-TERM DEBT TO AFFILIATED TRUSTS

In April 2004, the Company issued Junior Subordinated Debt Securities, with a principal amount of $61.9 million to AVA Capital Trust III, an affiliated business trust formed by the Company. Concurrently, AVA Capital Trust III issued $60.0 million of Preferred Trust Securities to third parties and $1.9 million of Common Trust Securities to the Company. All of these securities have a fixed interest rate of 6.50 percent for five years (through March 31, 2009). Subsequent to the initial five-year fixed rate period, the securities will either have a new fixed rate or an adjustable rate. These debt securities may be redeemed by the Company on or after March 31, 2009 and will mature on April 1, 2034.

The Company used the proceeds from the Junior Subordinated Debt Securities to redeem $61.9 million of 7.875 percent Junior Subordinated Deferrable Interest Debentures, Series A, originally issued in 1997 to Avista Capital I, an affiliated business trust formed by the Company. Avista Capital I used these proceeds to redeem $60.0 million of Preferred Trust Securities issued to third parties and $1.9 million of Common Trust Securities issued to the Company.

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The annual distribution rate paid during 2004 ranged from 1.995 percent to 3.275 percent. As of December 31, 2004, the annual distribution rate was 3.275 percent. Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037; however, this is limited by an agreement under the Company’s 9.75 percent Senior Notes that mature in 2008. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount with respect to, the Preferred Trust Securities to the extent that AVA Capital Trust III and Avista Capital II have funds

AVISTA CORPORATION

available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. As discussed in Note 2, FIN 46 results in the Company no longer including these capital trusts in its consolidated financial statements as of December 31, 2003 and thereafter.

NOTE 16. SHORT-TERM BORROWINGS

On December 17, 2004, the Company entered into a five-year committed line of credit with various banks in the amount of $350.0 million with an expiration date of December 16, 2009. This committed line of credit replaced a $350.0 million committed line of credit with a 364-day term that had an expiration date of May 5, 2005. The Company can request the issuance of up to $150.0 million in letters of credit under the committed line of credit. As of December 31, 2004 and 2003, there were $32.8 million and $10.7 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of December 31, 2004, the Company was in compliance with this covenant with a ratio of 59.9 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending December 31, 2004 to be greater than 1.6 to 1. As of December 31, 2004, the Company was in compliance with this covenant with a ratio of 2.27 to 1.

Balances and interest rates of bank borrowings under the Company’s revolving committed lines of credit were as follows as of and for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Balance outstanding at end of period	$68,000	$80,000	$30,000
Maximum balance outstanding during the period	170,000	85,000	90,000
Average balance outstanding during the period	54,858	26,034	47,027
Average interest rate during the period	3.14%	2.99%	3.59%
Average interest rate at end of period	3.52	3.70	3.39

On July 23, 2004, Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, amended its committed credit agreement with a group of banks in the aggregate amount of $110.0 million to extend the expiration date to July 22, 2005. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties. This facility is guaranteed by Avista Capital and secured by the assets of Avista Energy and Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount of credit extended by the banks for cash advances is $30.0 million. No cash advances were outstanding as of December 31, 2004 and 2003. Letters of credit in the aggregate amount of $91.3 million and $15.0 million were outstanding as of December 31, 2004 and 2003, respectively. The cash deposits of Avista Energy at the respective banks collateralized $21.5 million and $15.0 million of these letters of credit as of December 31, 2004 and 2003, respectively, which is reflected as restricted cash on the Consolidated Balance Sheets

The Avista Energy credit agreement contains customary covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to Avista Energy’s trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. Also, a reduction in the credit rating of Avista Corp. would represent an event of default under Avista Energy’s credit agreement. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of December 31, 2004.

AVISTA CORPORATION

NOTE 17. INTEREST RATE SWAP AGREEMENTS

In July, August and December 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund debt that matures in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of December 31, 2004, Avista Corp. had a derivative liability of $6.5 million. An unrealized loss of $4.2 million (net of taxes of $2.3 million) was recorded in other comprehensive loss for 2004, which is reflected as component of accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income. If regulatory accounting orders are not obtained prior to the mandatory cash settlements in 2008 and 2009, the amount included in accumulated other comprehensive income or loss at the cash settlement date will be reclassified to unamortized debt expense in accordance with regulatory accounting practices under SFAS No. 71. This gain or loss will be amortized over the remaining life of the forecasted debt issued.

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project). Avista Power’s investment in RP LLC, which is included in non-utility properties and investments-net on the Consolidated Balance Sheets is accounted for under the equity method and totaled $19.0 million and $18.0 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, RP LLC had $115.2 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. As of December 31, 2004, there was an unrealized loss of $0.6 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets.

NOTE 18. LEASES

The Company has multiple lease arrangements involving various assets, with minimum terms ranging from one to forty-five years. The Company’s most significant leased asset is the corporate office building. Certain lease arrangements require the Company, upon the occurrence of specified events, to purchase the leased assets. The Company’s management believes the likelihood of the occurrence of the specified events under which the Company could be required to purchase the leased assets is remote. Rental expense under operating leases for 2004, 2003 and 2002 was $9.9 million, $14.2 million and $21.7 million, respectively.

Future minimum lease payments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 were as follows (dollars in thousands):

Year ending December 31:	2005	2006	2007	2008	2009	Thereafter	Total

Minimum payments required	$5,824	$5,446	$5,019	$5,091	$4,941	$7,283	$33,604

The payments under the Avista Corp. capital leases are $1.1 million in each of 2005 and 2006, $1.0 million in each of 2007 and 2008, and $0.1 million in 2009. The payments under the Avista Capital subsidiaries’ capital leases are $0.5 million in each of 2005, 2006 and 2007 and $0.4 million in 2008.

AVISTA CORPORATION

NOTE 19. GUARANTEES

The $110.0 million committed credit agreement of Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, is guaranteed by Avista Capital and secured by the assets of Avista Energy and Avista Energy Canada. This credit agreement expires on July 22, 2005. This agreement also provides for the issuance of letters of credit to secure contractual obligations to counterparties. No cash advances were outstanding as of December 31, 2004 and 2003. Letters of credit in the aggregate amount of $91.3 million and $15.0 million were outstanding as of December 31, 2004 and 2003, respectively.

The Company has guaranteed the payment of distributions on, and redemption price and liquidation amount with respect to, the Preferred Trust Securities issued by its affiliates, AVA Capital Trust III and Avista Capital II, to the extent that these entities have funds available for such payments from the respective debt securities.

In the course of the energy trading business, Avista Capital provides guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the guarantee, which was $24.5 million and $35.0 million as of December 31, 2004 and 2003, respectively. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $391.7 million and $411.7 million as of December 31, 2004 and 2003, respectively. Most guarantees do not have set expiration dates; however, either party may terminate the guarantee at any time with minimal written notice.

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

NOTE 20. PREFERRED STOCK-CUMULATIVE (SUBJECT TO MANDATORY REDEMPTION)

In September 2004, the Company made a mandatory redemption of 17,500 shares of preferred stock for $1.75 million. In March 2003, the Company repurchased 17,500 shares of preferred stock for $1.6 million, satisfying its redemption requirement for 2003. In September 2002, the Company made a mandatory redemption of 17,500 shares of preferred stock for $1.75 million. On September 15, 2005 and 2006, the Company must redeem 17,500 shares at $100 per share plus accumulated dividends through a mandatory sinking fund. As such, redemption requirements are $1.75 million in each of the years 2005 and 2006. The remaining shares must be redeemed on September 15, 2007. The Company has the right to redeem an additional 17,500 shares on each September 15 redemption date; however, this right is limited by an agreement under the Company’s 9.75 percent Senior Notes that mature in 2008. Upon involuntary liquidation, all preferred stock will be entitled to $100 per share plus accrued dividends.

As discussed in Note 2, the Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this statement requires the Company to classify preferred stock subject to mandatory redemption as liabilities and preferred stock dividends as interest expense. The restatement of prior periods was not permitted.

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Energy commodity assets and liabilities as well as securities held for trading are reported at estimated fair value on the Consolidated Balance Sheets.

The fair value of the Company’s long-term debt (including current-portion, but excluding capital leases) as of December 31, 2004 and 2003 was estimated to be $1,054.7 million, or 108 percent of the carrying value of $975.5 million, and $1,067.3 million, or 112 percent of the carrying value of $950.9 million, respectively. The fair value of the Company’s mandatorily redeemable preferred stock as of December 31, 2004 and 2003 was estimated to be $32.0 million, or 107 percent of the carrying value of $29.8 million, and $29.9 million, or 95 percent of the carrying value of $31.5 million, respectively. The fair value of the Company’s long-term debt to affiliated trusts as of December 31, 2004 and 2003 was estimated to be $108.3 million, or 98 percent of the carrying value of $110.0 million, and $99.5 million, or 90 percent of the carrying value of $110.0 million, respectively. The carrying value as of December 31, 2004 and 2003 does not include $3.4 million of debt that is considered common equity by the affiliated trusts. These estimates were primarily based on available market information.

AVISTA CORPORATION

NOTE 22. COMMON STOCK

In April 1990, the Company sold 1,000,000 shares of its common stock to the Trustee of the Investment and Employee Stock Ownership Plan for Employees of the Company (Plan) for the benefit of the participants and beneficiaries of the Plan. In payment for the shares of common stock, the Trustee issued a promissory note payable to the Company in the amount of $14.1 million. Dividends paid on the stock held by the Trustee, plus Company contributions to the Plan, if any, are used by the Trustee to make interest and principal payments on the promissory note. The balance of the promissory note receivable from the Trustee ($0.5 million as of December 31, 2004) is reflected as a reduction to common equity. The shares of common stock are allocated to the accounts of participants in the Plan as the note is repaid. During 2004, 2003 and 2002, the cost recorded for the Plan was $6.2 million, $6.9 million and $6.0 million, respectively. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee was $0.2 million, $1.7 million and less than $0.1 million, respectively during 2004. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee was $0.3 million, $1.7 million and $0.1 million, respectively during 2003. Interest on the note payable to the Company, cash and stock contributions to the Plan and dividends on the shares held by the Trustee was $0.5 million, $1.6 million and $0.1 million, respectively during 2002.

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

From March 2000 through May 2003, the Company issued shares of its common stock to the Employee Investment Plan rather than having the Plan purchase shares of common stock on the open market. In the fourth quarter of 2000, the Company also began issuing new shares of common stock for the Dividend Reinvestment and Stock Purchase Plan. Shares issued under these plans in 2004, 2003 and 2002 are disclosed in the Consolidated Statements of Stockholders’ Equity.

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company’s Articles of Incorporation and various mortgage indentures. Covenants under the Company’s 9.75 percent Senior Notes that mature in 2008 limit the Company’s ability to increase its common stock cash dividend to no more than 5 percent over the previous quarter.

AVISTA CORPORATION

NOTE 23. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31 (in thousands, except per share amounts):

	2004	2003	2002
Numerator:
Income from continuing operations	$35,614	$50,643	$42,174
Loss from discontinued operations	—	(4,949)	(6,719)

Net income before cumulative effect of accounting change	35,614	45,694	35,455
Cumulative effect of accounting change	(460)	(1,190)	(4,148)

Net income	35,154	44,504	31,307
Deduct: Preferred stock dividend requirements	—	1,125	2,402

Income available for common stock	$35,154	$43,379	$28,905

Denominator:
Weighted-average number of common shares outstanding-basic	48,400	48,232	47,823
Effect of dilutive securities:
Restricted stock	—	—	2
Contingent stock	209	244	—
Stock options	277	154	49

Weighted-average number of common shares outstanding-diluted	48,886	48,630	47,874

Earnings per common share, basic:
Earnings per common share from continuing operations	$0.74	$1.03	$0.83
Loss per common share from discontinued operations	—	(0.10)	(0.14)

Earnings per common share before cumulative effect of accounting change	0.74	0.93	0.69
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)	(0.09)

Total earnings per common share, basic	$0.73	$0.90	$0.60

Earnings per common share, diluted:
Earnings per common share from continuing operations	$0.73	$1.02	$0.83
Loss per common share from discontinued operations	—	(0.10)	(0.14)

Earnings per common share before cumulative effect of accounting change	0.73	0.92	0.69
Loss per common share from cumulative effect of accounting change	(0.01)	(0.03)	(0.09)

Total earnings per common share, diluted	$0.72	$0.89	$0.60

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 730,100, 1,306,200 and 1,445,890 for 2004, 2003 and 2002, respectively. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

NOTE 24. STOCK COMPENSATION PLANS

Avista Corp.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, directors and officers of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 1998 Plan. Beginning in 2000, non-employee directors began receiving options under this plan. The Company is requesting shareholder approval of an additional 1.0 million shares under the 1998 Plan at the May 2005 Annual Meeting of Shareholders.

In 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan), which was not required to be approved by shareholders. The provisions of the 2000 Plan are essentially the same as those under

AVISTA CORPORATION

the 1998 Plan, except for the exclusion of directors and executive officers of the Company. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 2000 Plan.

The Board of Directors has determined that it is no longer in the Company’s best interest to issue stock options under the 1998 Plan and the 2000 Plan. Other forms of compensation are in place including the issuance of performance shares to certain officers and other key employees.

The Company has accounted for stock based compensation using APB No. 25, which requires the recognition of compensation expense on the excess, if any, of the market price of the stock at the date of grant over the exercise price of the option. As the exercise price for options granted under the 1998 Plan and the 2000 Plan was equal to the market price at the date of grant, there was no compensation expense recorded by the Company. Currently, SFAS No. 123 requires the disclosure of pro forma net income and earnings per common share had the Company adopted the fair value method of accounting for stock options. Under this statement, the fair value of stock-based awards is calculated with option pricing models. These models require the use of subjective assumptions, including stock price volatility, dividend yield, risk-free interest rate and expected time to exercise. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 1 for disclosure of pro forma net income and earnings per common share. In December 2004, the FASB issued SFAS No. 123R , which supersedes APB No. 25 and its related implementation guidance. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued effective beginning in the third quarter of 2005. See Note 2 for further information.

In 2004, the Company granted 152,700 performance shares, all of which are still outstanding as of December 31, 2004, to certain officers and other key employees under the 1998 Plan and the 2000 Plan. In 2003, the Company granted 162,600 performance shares (153,914 outstanding as of December 31, 2004) to certain officers and other key employees under the 1998 Plan and the 2000 Plan. The performance shares will be payable at the Company’s option in either cash or common stock three years from the date of grant. The amount of cash paid or common stock issued will range from 0 to 150 percent of the performance shares granted depending on the change in the value of the Company’s common stock relative to an external benchmark.

Shares of common stock issued from the exercise of stock options under the 1998 Plan and the 2000 Plan are acquired on the open market. As of December 31, 2004, there were 1.9 million shares available for future stock grants under the 1998 Plan and the 2000 Plan.

The following summarizes stock options activity under the 1998 Plan and the 2000 Plan for the years ended December 31:

	2004	2003	2002

Number of shares under stock options:
Options outstanding at beginning of year	2,481,886	2,684,350	2,440,475
Options granted	—	24,000	569,800
Options exercised	(99,138)	(37,439)	—
Options canceled	(50,550)	(189,025)	(325,925)

Options outstanding at end of year	2,332,198	2,481,886	2,684,350

Options exercisable at end of year	1,896,648	1,614,455	1,192,775

Weighted average exercise price:
Options granted	$—	$12.41	$10.51
Options exercised	$13.79	$11.43	—
Options canceled	$18.46	$17.78	$19.88
Options outstanding at end of year	$15.58	$15.57	$15.69
Options exercisable at end of year	$16.62	$17.18	$18.28

Weighted average fair value of options granted during the year	$—	$4.30	$3.43
Principal assumptions used in applying the Black-Scholes model:
Risk-free interest rate	—	3.17%	3.25%-4.96%
Expected life, in years	—	7	7
Expected volatility	—	37.10%	47.13%
Expected dividend yield	—	3.87%	4.61%

AVISTA CORPORATION

Information with respect to options outstanding and options exercisable as of December 31, 2004 was as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	of Shares	Price	Life (in years)	of Shares	Price

$10.17-$11.68	494,623	$10.26	7.2	238,073	$10.26
$11.69-$14.61	616,875	11.82	6.2	450,625	11.82
$14.62-$17.53	490,600	17.15	4.2	478,100	17.15
$17.54-$20.45	271,100	18.73	3.2	270,850	18.73
$20.46-$23.38	432,800	22.56	5.0	432,800	22.56
$26.30-$28.47	26,200	27.39	5.1	26,200	27.39

Total	2,332,198	$15.58	5.2	1,896,648	$16.62

Avista Capital Companies

Certain subsidiaries of Avista Capital have employee stock incentive plans under which certain employees and directors of the subsidiaries are granted options to purchase subsidiary shares at prices no less than the fair market value on the date of grant. Options outstanding under these plans usually vest over periods of between three and five years from the date granted and terminate ten years from the date granted. Employee stock incentive plans related to the Avista Capital subsidiaries are not significant to the consolidated financial statements.

Non-Employee Director Stock Plan

In 1996, the Company adopted and shareholders approved the Non-Employee Director Stock Plan (1996 Director Plan). Under the 1996 Director Plan, directors who are not employees of the Company receive two-thirds of their annual retainer in Avista Corp. common stock. The common stock is acquired on the open market. The Company has available a maximum of 150,000 shares of its common stock under the 1996 Director Plan and there were 65,553 shares available for future compensation to non-employee directors as of December 31, 2004. In February 2005, the Board of Directors elected to terminate the 1996 Director Plan. With the termination of the 1996 Director Plan, directors may elect each year to receive their annual retainer in cash, in common stock, or in a combination of both cash and common stock.

NOTE 25. COMMITMENTS AND CONTINGENCIES

In the course of its business the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter. In addition to issues specifically identified in this Note and with respect to matters that affect the regulated utility operations, the Company intends to seek, to the extent appropriate, regulatory approval of recovery of incurred costs through the ratemaking process.

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the FERC issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities agreed to improve its system of taping energy trading conversations and its account settlement process. Avista Utilities and Avista Energy agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. The Agreement in Resolution provides no remedial measures against Avista Utilities or Avista Energy and imposes no monetary remedies or penalties, and does not relinquish or modify Avista Energy’s or Avista Utilities’ market-based rate authority. On May 19, 2004, the City of Tacoma and California

AVISTA CORPORATION

Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect to the FERC’s April 19, 2004 order. On September 28, 2004, the State of Montana filed a motion to intervene in these proceedings citing evidence of alleged market manipulation by Avista Corp. and Avista Energy. The FERC’s rulings on the rehearing requests and the State of Montana’s motion to intervene are still pending. Based on the FERC’s order approving the Agreement in Resolution, the Company does not expect that this proceeding will have any material effect on its financial condition, results of operations or cash flows.

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

Counterparty Defaults

In early 2001, California’s two largest utilities defaulted on payment obligations owed to various energy sellers and market clearing organizations, including the California Power Exchange (CalPX) and the California Independent System Operator (CalISO). As a result, the CalPX and the CalISO defaulted on payment obligations owed to energy sellers, including Avista Energy, and the CalPX declared bankruptcy. In March 2002, Southern California Edison (SCE) paid its defaulted obligations, however the SCE funds were not cleared through the CalPX or the CalISO to energy sellers. In April 2004, Pacific Gas & Electric Company (PG&E) paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. The FERC has ordered that the disbursement of these defaulted obligations held in the PG&E escrow fund and by the CalPX will depend on a determination of the California refund claims (see further information under “California Refund Proceeding”). The plan of reorganization for the CalPX bankruptcy also provides that disbursements to energy sellers or allowance of claims by energy purchasers depend on the FERC’s order. As of December 31, 2004, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. Avista Energy is pursuing recovery of the defaulted obligations. Because the resolution of these defaulted obligations by counterparties remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability for potential refunds beyond the defaulted obligations. However, based on information currently known to the Company’s management, the Company does not expect that the resolution of these defaulted obligations will have a material adverse effect on its financial condition, results of

AVISTA CORPORATION

operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

California Refund Proceeding

In July 2001, the FERC initiated a proceeding to determine if refunds should be owed and, if so, the amounts of such refunds for sales during the period from October 2, 2000 to June 20, 2001 in the California power market. The order provides that any refunds owed could be offset against unpaid energy debts due to the same party. Interested parties have contested pricing determinants and other matters since the proceeding started. The CalISO and the CalPX prepared revised values for the affected power transactions and they are preparing additional iterations of revised prices and terms as directed by the FERC. The results of these calculations are likely to be appealed to the FERC and federal courts. In March 2003, the FERC issued an order that addressed issues related to the California refund proceedings, setting forth proposed retroactive pricing standards. The CalISO has estimated that it will finalize the initial calculation of the respective receivable/payable balances by the end of the first quarter of 2005, unless a further extension is granted. Many of the numerous orders that FERC has issued in the California refund proceedings are now on appeal before the United States Court of Appeals for the Ninth Circuit. In March 2004, the Ninth Circuit consolidated most of these appeals. The now consolidated appeals remain in abeyance pursuant to an August 2002 Ninth Circuit order directing the FERC to allow parties to file additional evidence on market manipulation. In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above have been required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the California refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales in the Pacific Northwest between December 25, 2000 to June 20, 2001 were just and reasonable. During the hearing, Avista Utilities and Avista Energy vigorously opposed claims that Pacific Northwest markets were dysfunctional, that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In September 2001, the FERC’s Administrative Law Judge presiding over the evidentiary hearing issued a decision favorable to the Company’s position and recommended that the FERC not order refunds and instead dismiss the entire proceeding. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In November 2003, the FERC affirmed its order. Seven petitions for review, including one filed by Puget Sound Energy, Inc. (Puget), are now pending before the United States Court of Appeals for the Ninth Circuit. Opening briefs were filed on January 14, 2005. Puget’s brief is directed to the procedural flaws in the underlying docket. Puget argues that because its complaint was withdrawn as a matter of law in July 2001, the FERC erred in relying on it to serve as the basis to initiate the preliminary investigation into whether refunds for individually negotiated bilateral transactions in the Pacific Northwest were appropriate. On February 14, 2005, intervening parties, including Avista Energy and Avista Utilities, filed in support of Puget. Briefing is expected to be completed in the first half of 2005. Because the resolution of the Pacific Northwest refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the Pacific Northwest refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Reliant Energy, Inc. and Duke Energy Corporation Cross-Complaints

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The cross-complaints seek indemnification for any liability that may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law. In June 2002, Avista Energy filed motions to dismiss the cross-complaints. In the meantime, the

AVISTA CORPORATION

U.S. District Court remanded the case to California State Court, which remand is itself the subject of an appeal to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, the Ninth Circuit issued its opinion affirming the U.S. District Court’s remand of these cases to California State Court, and a rehearing request was denied on March 3, 2005. Avista Energy intends to re-file the motion to dismiss, which was previously filed in U.S. District Court in June 2002, as a demurrer in California State Court. At this time, the Company cannot predict the outcome of the cross-complaints or the original complaints filed against Reliant and Duke or provide an estimate of any potential liability to Avista Energy with respect to the cross-complaints. However, based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

California Attorney General Complaint

In March 2002, the Attorney General of the State of California (California AG) filed a complaint with the FERC against certain specific companies (not including Avista Corp. or its subsidiaries) and “all other public utility sellers” in California. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. As a result, the California AG contends that all past sales should be subject to refund if found to be above just and reasonable levels. In May 2002, the FERC issued an order denying the claim to issue refunds. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit. In September 2004, the United States Court of Appeals for the Ninth Circuit upheld the FERC’s market-based rate authority, but remanded the case back to the FERC in order to determine whether transactional reporting under this authority was adequate, and what remedies would be appropriate for those not in compliance. In October 2004, Avista Energy joined with others in seeking rehearing of the Court’s decision to remand the case back to the FERC for further proceedings. The Ninth Circuit has yet to rule on the request for rehearing. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

AVISTA CORPORATION

Wah Chang Complaint

On May 5, 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In October 2004, the Avista defendants joined with other defendants in filing a joint motion to dismiss the complaint. In February 2005, the Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. The Court’s decision is subject to appeal. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

City of Tacoma Complaint

On June 7, 2004, the City of Tacoma, Department of Public Utilities, Light Division, a Washington municipal corporation (Tacoma Power), filed a complaint in the United States District Court for the Western District of Washington against over fifty companies, including Avista Corp., Avista Energy and Avista Power. According to the complaint, Tacoma Power distributes electricity to customers in Tacoma, and Pierce County, Washington, generates electricity at several facilities in western Washington and purchases power under supply contracts and in the Northwest spot market. Tacoma Power’s complaint seeks compensatory and treble damages from alleged violations of the Sherman Act. Tacoma Power alleges that the defendants, acting in concert, engaged in a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. This allegedly resulted in an artificial increase of the prices paid for power sold in California and elsewhere in the western United States during the period from May 2000 through the end of 2001. Due to the alleged unlawful conduct of the defendants, Tacoma Power allegedly paid an amount estimated to be $175.0 million in excess of what it would have paid in the absence of such alleged conduct. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss this complaint for similar reasons to those expressed by the Court in the Wah Chang complaint described above. The Court’s decision is subject to appeal. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Public Utility District No. 1 of Snohomish County

On November 5, 2004, Public Utility District No. 1 of Snohomish County filed a Petition For a Writ of Certiorari with the United States Supreme Court, requesting the Court to consider whether the filed rate doctrine applies for market-based rates so as to preempt state law antitrust and consumer fraud actions based upon alleged fraud and manipulation of electricity markets operated under market-based rate tariffs. This petition seeks review of the decision of the United States Court of Appeals for the Ninth Circuit on September 10, 2004, which held that the filed

AVISTA CORPORATION

rate doctrine and field and conflict preemptions bar such actions. Seventeen states have urged the United States Supreme Court to grant the petition. On February 22, 2005, the Court invited the Solicitor General to provide the Court with the views of the United States. Although, this case does not directly involve Avista Corp. and its subsidiaries, the outcome could have a bearing on pending litigation and regulatory proceedings affecting Avista Corp. and its subsidiaries discussed above.

State of Montana Proceedings

On June 30, 2003, the Attorney General of the State of Montana (Montana AG) filed a complaint in the Montana District Court on behalf of the people of Montana and the Flathead Electric Cooperative, Inc. against numerous companies, including Avista Corp. The complaint alleges that the companies illegally manipulated western electric and natural gas markets in 2000 and 2001. This case was subsequently moved to the United States District Court for the District of Montana; however, it has since been remanded back to the Montana District Court. No further action has been made with respect to this complaint.

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

Montana Public School Trust Fund Lawsuit

In October 2003, a lawsuit was filed by Richard Dolan and Denise Hayman in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleges that the hydroelectric facilities are located on state-owned riverbeds and the owners have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. An Amended Complaint adding Great Falls Elementary School District No. 1 and Great Falls High School District 1A was filed on January 16, 2004. On February 2, 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, as the other named defendants also filed a motion to dismiss, or joined therein. On May 10, 2004, the Montana AG filed a complaint on behalf of the state to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. On July 19, 2004, the defendants (including Avista Corp.) filed a motion to dismiss the Montana AG’s complaint. On September 29, 2004, the Court granted the motion to dismiss filed with respect to plaintiffs Richard Dolan, Denise Hayman and the school districts. However, the motion to dismiss the Montana AG’s complaint was denied, citing, among other things, that the FERC does not have exclusive jurisdiction over this matter. On November 12, 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the controversy that the plaintiffs raised in federal court. On November 24, 2004, the Montana AG filed an answer, counterclaim and motion for summary judgment. The defendants have filed responses to the Montana AG’s motion for summary judgment. The Montana State Court has not scheduled a hearing on the motions. Subsequently, in response to the motions of the defendants, the federal magistrate judge on January 19, 2005, filed recommendations that the federal court order on the merits be vacated based on lack of jurisdiction of the Court. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Colstrip Generating Project Complaint

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege damages to buildings as a result of rising

AVISTA CORPORATION

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

Environmental Protection Agency Administrative Compliance Order

In December 2003, PPL Montana, LLC, as operator of Colstrip, received an Administrative Compliance Order (ACO) from the Environmental Protection Agency (EPA) pursuant to the Clean Air Act (CAA). The ACO alleges that Colstrip Units 3 & 4 have been in violation of the CAA permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if, and when, EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. Avista Utilities and PPL Montana, LLC believe that the ACO is unfounded and PPL Montana, LLC is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for nitrogen oxides, if required, cannot be estimated at this time. In addition, the Montana Department of Environmental Quality (Montana DEQ) is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 & 4 are too high under provisions of the CAA that limit allowable emissions from sources built after 1978. The owners of Colstrip are engaged in settlement negotiations on these matters with the EPA, the Montana DEQ and the Northern Cheyenne Tribe. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Colstrip Royalty Claim

The Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. The Minerals Management Service (MMS) of the United States Department of the Interior issued an order to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (approximately 4.46 miles long) that is subject to reimbursement for certain costs under the Transportation Agreement. The owners of Colstrip Units 3 & 4 take delivery of the coal at the western end (beginning) of the conveyor belt. The order asserts that additional royalties are owed MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2001. WECO has appealed the order and the appeal process could take up to five years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS.

WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

AVISTA CORPORATION

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

During the fourth quarter of 2002, Avista Development and one other PLP, Kaiser Aluminum & Chemical Corporation (Kaiser), finalized the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site, which was formally entered into Spokane County Superior Court in January 2003. The other PLPs have not been participating in the process. As directed by Avista Development and Kaiser, the field-work for the remedial investigation began in April 2003 and was completed by the end of 2003 with a draft remedial investigation report and feasibility study technical memorandum submitted to the DOE in March 2004. In December 2004, the Company and Kaiser filed the draft final remedial investigation and feasibility study with the DOE. In February 2005, the DOE issued its draft Cleanup Action Plan (CAP), which is expected to be presented for public review and comment, along with the remedial investigation and feasibility study, in March 2005. Kaiser has filed for bankruptcy and is expected to file its reorganization plan in the first half of 2005. Kaiser continues to have negotiations with the DOE and Avista Development to settle its future financial liabilities associated with the site.

The Company has estimated its probable liability and has accrued this amount during 2004, which was not material to the Company’s consolidated financial condition or results of operations. However, because of uncertainties with respect to, among other things, the final cost sharing agreement between the PLPs, Kaiser’s bankruptcy and the final cleanup action plan required by the DOE, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a

AVISTA CORPORATION

change would be material to its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimate of the liability. Such a change, should it occur, could be significant.

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

Spokane River Relicensing

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires in August 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company’s goal is to develop with the stakeholders a comprehensive and cost-effective settlement agreement to be filed as part of the Company’s license application to the FERC in July 2005. The Company provided a Draft License Application for public comment in February 2005. The Company intends to seek recovery of relicensing costs through the rate making process.

Clark Fork Settlement Agreement

Dissolved atmospheric gas levels exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and submitted the Gas Supersaturation Control Program (GSCP) in December 2002 for review and approval to the Idaho Department of Environmental Quality (DEQ) and the U.S. Fish and Wildlife Service. In February 2004, the Idaho DEQ and the U.S. Fish and Wildlife Service approved the GSCP. In January 2005, the FERC issued an order approving the GSCP. The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. Streamflows would be diverted to the tunnels when these flows are in excess of turbine capacity. The cost of modifying the first tunnel is currently preliminarily estimated to be $38 million (including AFUDC and inflation) and would be incurred between 2004 and 2010, with the majority of these costs being incurred in 2007 through 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently preliminarily estimated that the costs to modify the second tunnel would be $26 million (including AFUDC and inflation). As part of the GSCP, the Company provides $0.5 million annually as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company intends to seek recovery of the costs for the modification of Cabinet Gorge and the mitigation payments through the rate making process.

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

AVISTA CORPORATION

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

As of December 31, 2004, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers represented approximately 50 percent of all Avista Utilities employees. The current agreement with the local union representing the majority (approximately 90 percent) of the bargaining unit employees expires on March 25, 2005. A local agreement in the South Lake Tahoe area, which represents 5 employees, also expires on March 25, 2005. Two local agreements in Oregon, which cover approximately 50 employees, will expire on March 31, 2005. Another local agreement in Oregon is not up for negotiations until 2007. Negotiations are currently ongoing with respect to the labor agreements that expire in March 2005.

NOTE 26. INFORMATION SERVICES CONTRACTS

The Company has information services contracts that expire between 2006 and 2012. Total payments under these contracts were $12.8 million, $12.0 million and $9.7 million in 2004, 2003 and 2002, respectively. The majority of these costs are included in administrative and general expenses in the Consolidated Statements of Income. Minimum contractual obligations under the Company’s information services contracts are approximately $12.4 million in 2005, $12.1 million in 2006 and $10.8 million per year from 2007 through 2012. The most significant of these contracts provides for increases due to changes in the cost of living index and further provides flexibility in the annual obligation from year-to-year subject to a three-year true-up cycle.

NOTE 27. DISPOSITION OF SOUTH LAKE TAHOE PROPERTIES

In July 2004, Avista Corp. reached an agreement to sell its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation as part of Avista Utilities’ strategy to focus on its business in the northwestern United States. The agreed upon cash purchase price for the properties is approximately $15 million, subject to closing adjustments. In February 2005, a CPUC Administrative Law Judge issued a draft order, subject to comment, that authorizes the proposed purchase and sale agreement under the terms of a settlement agreement among the parties to the CPUC proceedings. The agreement is subject to customary closing conditions, as well as regulatory review and approval by the CPUC. Final approval of the transaction has been placed on the CPUC’s meeting agenda for possible action on March 17, 2005. The Company expects the sale to be completed in the first half of 2005.

AVISTA CORPORATION

As of December 31, 2004, Avista Utilities serviced approximately 18,750 customers (or 6 percent of total natural gas customers) in the South Lake Tahoe region. Total revenues for 2004 from the South Lake Tahoe region were approximately $20.3 million (or 6 percent of total natural gas revenues) and approximately 22.1 million therms were delivered (or 4 percent of total therms delivered) to South Lake Tahoe customers.

The Company has classified the assets of its South Lake Tahoe natural gas distribution properties as assets held for sale on the Consolidated Balance Sheet as of December 31, 2004. These assets consist primarily of net utility property, accounts receivable and deferred natural gas costs.

NOTE 28. ACQUISITION OF REMAINING INTEREST IN COYOTE SPRINGS 2

In January 2005, Avista Corp. completed the acquisition of Mirant Oregon LLC’s 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million. Mirant Oregon LLC acquired an indirect 50 percent ownership interest in Coyote Springs 2 from the Company during construction in 2001.

NOTE 29. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as temperatures and streamflow conditions. During the second quarter of 2003, Avista Corp. reported Avista Labs as discontinued operations (see Note 3). Accordingly, periods prior to the second quarter of 2003 have been restated to reflect Avista Labs as discontinued operations. Several accounting standards have been issued and rescinded, which have changed the accounting and reporting for derivative commodity instruments. This has resulted in the restatement of operating revenues and resource costs (operating expenses) for periods prior to the issuance or rescission of the respective accounting standards. Such restatements have not had any impact on income from operations, income from continuing operations, net income or income available for common stock. A summary of quarterly operations (in thousands, except per share amounts) for 2004 and 2003 follows:

	Three Months Ended
	March	June	September	December
	31	30	30	31
2004
Operating revenues	$343,732	$225,888	$241,552	$340,408
Operating expenses:
Resource costs	198,954	92,411	133,312	180,307
Operations and maintenance	38,054	36,361	42,588	38,941
Administrative and general	25,496	24,769	26,479	27,521
Depreciation and amortization	17,682	20,631	20,458	19,655
Taxes other than income taxes	20,339	15,129	14,170	17,853

Total operating expenses	300,525	189,301	237,007	284,277

Income from operations	43,207	36,587	4,545	56,131

Net income (loss) before cumulative effect of accounting change	12,684	10,132	(9,782)	22,580
Cumulative effect of accounting change	(460)	—	—	—

Net income (loss)	12,224	10,132	(9,782)	22,580
Income (loss) available for common stock	$12,224	$10,132	$(9,782)	$22,580
Outstanding common stock:
Weighted average	48,352	48,384	48,416	48,446
End of period	49,038	48,881	48,416	48,935
Earnings (loss) per share, diluted:
Earnings (loss) per share before cumulative effect of accounting change	$0.26	$0.21	$(0.20)	$0.46
Cumulative effect of accounting change	(0.01)	—	—	—

Total earnings (loss) per share, diluted	$0.25	$0.21	$(0.20)	$0.46

Dividends paid per common share	$0.125	$0.13	$0.13	$0.13
Trading price range per common share:
High	$18.92	$19.17	$18.56	$18.55
Low	$17.55	$15.51	$16.95	$16.95

AVISTA CORPORATION

	Three Months Ended
	March	June	September	December
	31	30	30	31
2003
Operating revenues	$338,892	$236,735	$238,750	$309,008
Operating expenses:
Resource costs	185,916	102,309	122,591	165,676
Operations and maintenance	33,323	33,459	31,722	39,554
Administrative and general	27,863	22,684	22,780	24,167
Depreciation and amortization	18,942	18,904	20,114	19,851
Taxes other than income taxes	17,858	15,270	13,424	15,275

Total operating expenses	283,902	192,626	210,631	264,523

Income from operations	54,990	44,109	28,119	44,485

Income from continuing operations	18,442	12,713	4,386	15,102
Loss from discontinued operations	(1,120)	(3,744)	(66)	(19)

Net income before cumulative effect of accounting change	17,322	8,969	4,320	15,083
Cumulative effect of accounting change	(1,190)	—	—	—

Net income	16,132	8,969	4,320	15,083
Income available for common stock	$15,554	$8,422	$4,320	$15,083
Outstanding common stock:
Weighted average	48,100	48,224	48,281	48,319
End of period	48,182	47,830	48,311	48,344
Earnings per share, diluted:
Earnings per share from continuing operations	$0.37	$0.25	$0.09	$0.31
Loss per share from discontinued operations	(0.02)	(0.08)	—	—

Earnings per share before cumulative effect of accounting change	0.35	0.17	0.09	0.31
Cumulative effect of accounting change	(0.03)	—	—	—

Total earnings per share, diluted	$0.32	$0.17	$0.09	$0.31

Dividends paid per common share	$0.12	$0.12	$0.125	$0.125
Trading price range per common share:
High	$12.65	$14.80	$16.53	$18.70
Low	$9.80	$10.49	$13.91	$15.55

AVISTA CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principals generally accepted in the United States of America.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audits the Company’s consolidated financial statements, as stated in their report on the following page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avista Corporation and subsidiaries
Spokane, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avista Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company, and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph for certain changes in accounting and presentation resulting from the impact of recently adopted accounting standards.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 9, 2005

AVISTA CORPORATION

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors of the Registrant has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

Executive Officers of the Registrant
Name	Age	Business Experience During the Past 5 Years

Gary G. Ely	57	Director and Chairman of the Board since May 2001. President and Chief Executive Officer since October 2000; Executive Vice President February 1999 - October 2000; Senior Vice President and General Manager August 1996 - February 1999; various other staff and management positions with the Company since 1967.

Malyn K. Malquist	52	Senior Vice President, Chief Financial Officer and Treasurer since February 2004; Senior Vice President and Chief Financial Officer November 2002 – February 2004; Senior Vice President September 2002 – November 2002; prior to employment with the Company: General Manager of Truckee Meadows Water Authority June 2001 – September 2002; President of Malyn Malquist Consulting January 2001 – June 2001; Chief Executive Officer of Data Engines, Inc. June 2000 – October 2000; Various positions at Sierra Pacific Resources April 1994 – April 2000, positions included Chairman of the Board, Chief Executive Officer, President, Senior Vice President, Chief Financial Officer and Principal Operations Officer.

Scott L. Morris	47	Senior Vice President since February 2002; Vice President November 2000 – February 2002; President - Avista Utilities since August 2000; General Manager - Avista Utilities for the Oregon and California operations October 1991 - August 2000; various other staff and management positions with the Company since 1981.

Christy M. Burmeister-Smith	48	Vice President and Controller since June 1999; Controller - Energy Delivery and various other staff and management positions with the Company since 1980.

Karen S. Feltes	49	Vice President of Human Resources and Corporate Secretary since March 2003; Vice President of Human Resources and Corporate Services February 2002 – March 2003; various human resources positions with the Company April 1998 – February 2002; prior to employment with the Company: Adjunct Instructor-City University and Director of Human Resources-Spokane Club 1996-1998.

Don F. Kopczynski	49	Vice President since May 2004; Vice President of Transmission and Distribution Operations – Avista Utilities since May 2004; General Manager of Energy Delivery – Avista Utilities and various other staff and management positions with the Company and its subsidiaries since 1979.

David J. Meyer	51	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel September 1998 – February 2004; prior to employment with the Company: Attorney - Paine Hamblen Coffin Brooke & Miller 1978 - September 1998.

AVISTA CORPORATION

Executive Officers of the Registrant
Name	Age	Business Experience During the Past 5 Years

Kelly O. Norwood	46	Vice President since November 2000; Vice President of State and Federal Regulation – Avista Utilities since March 2002; Vice President and General Manager of Energy Resources - Avista Utilities August 2000 – March 2002; various other staff and management positions with the Company since 1981.

Ronald R. Peterson	52	Vice President of Energy Resources and Optimization since March 2003; Vice President and Treasurer November 1998 – March 2003; Vice President Finance - Avista Utilities September 2001 – March 2003; Vice President and Controller February 1998 - November 1998; Controller August 1996 - February 1998; various other staff and management positions with the Company since 1975.

Roger D. Woodworth	48	Vice President since November 1998; Vice President, Business Development and Service Optimization of Avista Utilities since March 2003; Vice President of Utility Operations of Avista Utilities September 2001 – March 2003; Vice President – Corporate Development November 1998 – September 2001; Director of Corporate Development and various other staff and management positions with the Company since 1979.

All of the Company’s executive officers, with the exception of Don F. Kopczynski, Kelly O. Norwood and Ronald R. Peterson, were officers or directors of one or more of the Company’s subsidiaries in 2004. The Company’s executive officers are elected annually by the Board of Directors.

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

Item 11. Executive Compensation

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

(b)	Security ownership of management:

Information regarding security ownership of management has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

(c)	Changes in control:

None.

AVISTA CORPORATION

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,018,021	$12.77	313,621	(3)

Equity compensation plans not approved by security holders (2)	772,598	$13.68	1,654,075

Total	2,790,619	$13.02	1,967,696

(1)	Includes the Long-Term Incentive Plan approved by shareholders in 1998 and the Non-Employee Director Stock Plan approved by shareholders in 1996. In February 2005, the Board of Directors elected to terminate the Non-Employee Director Stock Plan.

(2)	Represents stock options outstanding and stock available for future issuance under the Non-Officer Employee Long-Term Incentive Plan, which was adopted by the Company in 2000. Under this plan, employees (excluding directors and executive officers) of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards, performance awards, other stock-based awards and dividend equivalent rights. Stock options granted under this plan are equal to the market price of the Company’s common stock on the date of grant. Stock options granted under this plan have terms of up to 10 years and generally vest at a rate of 25 percent per year over a four-year period. The Company currently does not plan to issue any further options or securities under this plan.

(3)	Includes 65,553 of shares available for future compensation to non-employee directors under the Non-Employee Director Stock Plan, which was terminated in February 2005. The Company is seeking shareholder approval of an additional 1,000,000 shares to be issued in the future under the Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 12, 2005.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Schedule of Information by Business Segments for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules:

None

(a) 3. Exhibits:

Reference is made to the Exhibit Index commencing on page 119. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

AVISTA CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION
March 11, 2005	By	/s/ Gary G. Ely

Date		Gary G. Ely
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary G. Ely	Principal Executive Officer	March 11, 2005
Gary G. Ely Chairman of the Board, President and Chief Executive Officer

/s/ Malyn K. Malquist	Principal Financial and Accounting Officer	March 11, 2005
Malyn K. Malquist (Senior Vice President, Chief Financial Officer and Treasurer)

/s/ Erik J. Anderson	Director	March 11, 2005
Erik J. Anderson

/s/ Kristianne Blake	Director	March 11, 2005
Kristianne Blake

/s/ David A. Clack	Director	March 11, 2005
David A. Clack

/s/ Roy L. Eiguren	Director	March 11, 2005
Roy L. Eiguren

/s/ Jack W. Gustavel	Director	March 11, 2005
Jack W. Gustavel

/s/ John F. Kelly	Director	March 11, 2005
John F. Kelly

/s/ Jessie J. Knight, Jr.	Director	March 11, 2005
Jessie J. Knight, Jr.

/s/ Michael L. Noel	Director	March 11, 2005
Michael L. Noel

/s/ Lura J. Powell	Director	March 11, 2005
Lura J. Powell

/s/ R. John Taylor	Director	March 11, 2005
R. John Taylor

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 2-81697, 2-94816, 33-54791, 333-03601, 333-22373, 333-58197, 33-32148, 333-33790 and 333-47290 on Form S-8, in Registration Statement Nos. 333-106491, 33-53655, 333-39551, 333-82165, 333-63243, 333-16353, 333-16353-01, 333-16353-02, 333-16353-03, 333-64652, 033-49662 and 333-113501 on Form S-3, and in Registration Statement Nos. 333-62232 and 333-82502 on Form S-4 of our reports dated March 9, 2005, relating to the consolidated financial statements of Avista Corporation and subsidiaries (which expresses an unqualified opinion and includes an explanatory paragraph for certain changes in accounting and presentation resulting from the impact of recently adopted accounting standards), and management’s report of the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Avista Corporation for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 11, 2005

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
3(a)	1-3701 (with 2001 Form 10-K)	3(a)	Restated Articles of Incorporation of Avista Corporation as amended November 1, 1999.

3(b)	1-3701 (with Form 8-K dated as of August 13, 2004)	3(b)	Bylaws of Avista Corporation, as amended August 13, 2004.

4(a)-1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.

4(a)-2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.

4(a)-3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.

4(a)-4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.

4(a)-5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.

4(a)-6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.

4(a)-7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.

4(a)-8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.

4(a)-9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.

4(a)-10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.

4(a)-11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.

4(a)-12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.

4(a)-13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.

4(a)-14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.

4(a)-15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.

4(a)-16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.

4(a)-17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.

4(a)-18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.

4(a)-19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.

4(a)-20	1-3701 (with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.

4(a)-21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.

*Incorporated herein by reference. **Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
4(a)-22	1-3701 (with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.

4(a)-23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.

4(a)-24	1-3701 (with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.

4(a)-25	1-3701 (with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.

4(a)-26	1-3701 (with 1989 Form 10-K)	4 (a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.

4(a)-27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.

4(a)-28	1-3701 (with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.

4(a)-29	1-3701 (with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001

4(a)-30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001

4(a)-31	1-3701 (with June 30, 2002 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002

4(a)-32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003

4(a)-33	1-3701 (with September 30, 2003 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003

4(a)-34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004

4(a)-35	1-3701 (with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.

4(a)-36	1-3701 (with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.

4(a)-37	1-3701 (with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1,2004.

4(a)-38	1-3701 (with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.

*Incorporated herein by reference.

**Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
4(a)-39	1-3701 (with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.

4(a)-40	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corp. Corporation and The Chase Manhattan Bank, as Trustee.

4(a)-41	1-3701 (with March 31, 2001 Form 10-Q)	4(f)	Indenture dated as of April 3, 2001, by and among the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4(a)-42	1-3701 (with March 31, 2004 10-Q)	4(a)	Indenture dated as of April 1, 2004 between Avista Corporation and Union Bank of California, N.A., as Trustee

4(a)-43	1-3701 (with March 31, 2004 10-Q)	4(b)	Avista Corporation Officer’s Certificate (Under Section 301 of the Indenture,dated as of April 1, 2004).

4(a)-44	1-3701 (with March 31, 2004 10-Q)	4(c)
AVA Capital Trust III Amended and Restated Declaration of Trust, dated as of April 5, 2004, among Avista Corporation, Union Bank of California, N.A., as Institutional Trustee, SunTrust Delaware Trust Company, as Delaware Trustee, and Malyn K. Malquist and Diane C. Thoren, as Regular Trustees.

4(b)-1	1-3701 (with 1999 Form 10-K)	4(b)-1	Loan Agreement between City of Forsyth, Montana, and the Company, dated as of September 1, 1999 (Series 1999A).

4(b)-2	1-3701 (with 1999 Form 10-K)	4(b)-2	Indenture of Trust, Pollution Control Revenue Refunding Bonds (Series 1999A) between City of Forsyth, Montana, and Chase Manhattan Bank and Trust Company, N.A., dated as of September 1, 1999.

4(b)-3	1-3701 (with 1999 Form 10-K)	4(b)-3	Loan Agreement between City of Forsyth, Montana, and the Company, dated as of September 1, 1999 (Series 1999B).

4(b)-4	1-3701 (with 1999 Form 10-K)	4(b)-4	Indenture of Trust, Pollution Control Revenue Refunding Bonds (Series 1999B) between City of Forsyth, Montana, and Chase Manhattan Bank and Trust Company, N.A., dated as of September 1, 1999.

4(c)	1-3701 (with 1988 Form 10-K)	4(h)-1	Indenture between the Company and Chemical Bank dated as of July 1, 1988 (Series A and B Medium-Term Notes).

4(d)	1-3701 (with June 30, 2002 Form 10-Q)	4(e)
Receivables Purchase Agreement, dated as of May 29, 2002, among Avista Receivables Corp., as Seller, Avista Corporation, as initial Servicer and Eaglefunding Capital Corporation, as Conduit Purchaser and Fleet National Bank, as Committed Purchaser and Fleet Securities, Inc. as Administrator.

4(d)-1	**		Amendment No. 1 to Receivables Purchase Agreement.

4(d)-2	**		Amendment No. 2 to Receivables Purchase Agreement.

*Incorporated herein by reference.

**Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

	Previously Filed*
	With
	Registration	As
Exhibit	Number	Exhibit
4(e)	1-3701 (with Form 8-K dated November 15, 1999)	4	Rights Agreement, dated as of November 15, 1999, between the Company and the Bank of New York as successor Rights Agent.

4(f)	333-82502	4(c)	Exchange and Registration Rights Agreement, dated December 19, 2001 among the Company and Goldman, Sach & Co., BNY Capital Markets, Inc., Fleet Securities, Inc. and TD Securities (USA), Inc.

10(a)	1-3701 (with Form 8-K dated as of December 15, 2004)	10.1	Credit Agreement, dated as of December 17, 2004 among Avista Corporation, the Banks listed therein, Bank of America, N.A., as Managing Agent, Keybank National Association and U.S. Bank, National Association, as Documentation Agents, Wells Fargo Bank, as Documentation Agent and an Issuing Bank, Union Bank of California, N.A., as Syndication Agent and an Issuing Bank, and The Bank of New York, as Administrative Agent and an Issuing Bank.

10(b)-1	1-3701 (with Form 8-K dated as of December 15, 2004)	10.2	Bond Delivery Agreement, dated December 15, 2004 between Avista Corporation and AMBAC Assurance Corporation.

10(b)-2	1-3701 (with Form 8-K dated as of December 15, 2004)	10.3	Bond Delivery Agreement, dated December 15, 2004 between Avista Corporation and AMBAC Assurance Corporation.

10(b)-3	1-3701 (with Form 8-K dated as of December 15, 2004)	10.2	Bond Delivery Agreement, dated as of December 17, 2004, between Avista Corporation and The Bank of New York.

10(c)-l	2-13788	13(e)	Power Sales Contract (Rocky Reach Project) with Public Utility District No. 1 of Chelan County, Washington, dated as of November 14, 1957.

10(c)-2	2-60728	10(b)-1	Amendment to Power Sales Contract (Rocky Reach Project) with Public Utility District No. 1 of Chelan County, Washington, dated as of June 1, 1968.

10(d)-1	2-13421	13(d)	Power Sales Contract (Priest Rapids Project) with Public Utility District No. 2 of Grant County, Washington, dated as of May 22, 1956 (effective until November 1, 2005.

10(d)-2	2-60728	5(d)-1	Second Amendment to Power Sales Contract (Priest Rapids Project) with Public Utility District No. 2 of Grant County, Washington, dated as of December 19, 1977 (effective until November 1, 2005).

*Incorporated herein by reference.

**Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
10(d)-3	1-3701 (with 2002 Form 10-K)	10(b)-3
Priest Rapids Project Product Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(d)-4	1-3701 (with 2002 Form 10-K)	10(b)-4
Priest Rapids Project Reasonable Portion Power Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(d)-5	1-3701 (with 2002 Form 10-K)	10(b)-5
Additional Product Sales Agreement (Priest Rapids Project) executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10(e)-1	2-60728	5(e)	Power Sales Contract (Wanapum Project) with Public Utility District No. 2 of Grant County, Washington, dated as of June 22, 1959 (effective until November 1, 2009).

10(e)-2	2-60728	5(e)-1	First Amendment to Power Sales Contract (Wanapum Project) with Public Utility District No. 2 of Grant County, Washington, dated as of December 19, 1977 (effective until November 1, 2009).

10(f)-1	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.

10(f)-2	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.

10(f)-3	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.

10(f)-4	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.

10(g)	2-60728	5(i)	Canadian Entitlement Exchange Agreement executed by Bonneville Power Administration Columbia Storage Power Exchange and the Company, dated as of August 13, 1964

*Incorporated herein by reference.

**Filed herewith.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
10(h)	2-60728	5(j)	Pacific Northwest Coordination Agreement, dated as of September 15, 1964.

10(i)-1	1-3701 (with September 30, 1985 Form 10-Q)	1
Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation.

10(i)-2	1-3701 (with September 30, 1985 Form 10-Q)	2
Agreement to Dismiss Claims and Covenant Not to Sue between the Washington Public Power Supply System and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation with the Supply System.

10(i)-3	1-3701 (with September 30, 1985 Form 10-Q)	3
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

*Incorporated herein by reference.

**Filed herewith.

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

10(k)-4	1-3701 (with 1981 Form 10-K)	10(s)-4	Amendment No. 1 to Coal Supply Agreement for Colstrip Units No. 3 and 4, dated as of July 10, 1981.

10(k)-5	1-3701 (with 1988 Form 10-K)	10(l)-5	Amendment No. 4 to Coal Supply Agreement for Colstrip Units No. 3 and 4, dated as of January 1, 1988.

10(l)	1-3701 (with 1986 Form 10-K)	10(n)-2	Lease Agreement between the Company and IRE-4 New York, Inc., dated as of December 15, 1986, relating to the Company’s central operating facility.

10(m)	1-3701 (with 1992 Form 10-K)	10(s)-1	Agreements for Purchase and Sale of Firm Capacity between the Company and Portland General Electric Company dated March and June 1992.

10(n)	1-3701(with 2003 Form 10-K)	10(l)	Power Purchase and Sale Agreement between Avista Corporation and Potlatch Corporation, dated as of July 22, 2003.

10(o)-1	1-3701 (with 1992 Form 10-K)	10(t)-8	Executive Deferral Plan of the Company. (***)

10(o)-2	1-3701 (with 1992 Form 10-K)	10(t)-10	The Company’s Unfunded Supplemental Executive Retirement Plan. (***)

10(o)-3	1-3701 (with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (***)

10(o)-4	1-3701 (with 1992 Form 10-K)	10(t)-12	Income Continuation Plan of the Company. (***)

10(o)-5	1-3701 (with 1998 Form 10-K)	10(q)-5	Long-Term Incentive Plan. (***)

10(o)-6	**		Avista Corp. Performance Award Plan Summary (***)

10(o)-7	**		Avista Corporation Performance Award Agreement (***)

10(o)-8	1-3701 (with 2002 Form 10-K)	10(q)-8	Employment Agreement between the Company and Malyn K. Malquist(***)

*Incorporated herein by reference.

**Filed herewith.

***Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.

AVISTA CORPORATION

EXHIBIT INDEX (continued)

Previously Filed*
With
	Registration	As
Exhibit	Number	Exhibit
10(o)-9	333-47290	99.1	Non-Officer Employee Long-Term Incentive Plan

10(o)-10	1-3701(with 2002 Form 10-K)	10(q)-10	Form of Change of Control Agreement between the Company and its Executive Officers. (***) (1)

10(o)-11	1-3701 (with 2002 Form 10-K)	10(q)-11	Form of Change of Control Agreement between the Company and its Executive Officers. (***) (2)

10(o)-12	1-3701 (with Form 8-K dated as of February 10, 2005)	10.1	Avista Corporation 2005 NEO Base Compensation Table (***)

10(o)-13	**		Avista Corporation Non-Employee Director Compensation (***)

10(o)-14	**		Avista Corporation & Avista Utilities Executive Officer Incentive Plan for 2005 (***)

12	**		Statement re computation of ratio of earnings to fixed charges and preferred dividend requirements.

21	**		Subsidiaries of Registrant

31.1	**		Certification of Chief Executive Officer

31.2	**		Certification of Chief Financial Officer

32	****		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Incorporated herein by reference.

**	Filed herewith.

***	Management contracts or compensatory plans filed as exhibits by reference per Item 601(10)(iii) of Regulation S-K.

****	Furnished herewith.

(1)	Applies for Christy M. Burmeister-Smith, Karen S. Feltes, Don Kopczynski, David J. Meyer, Kelly O. Norwood, Ronald R. Peterson and Roger D. Woodworth.

(2)	Applies for Gary G. Ely, Malyn K. Malquist and Scott L. Morris.