Form 10-Q
period 2005-06-30
AVISTA CORP
filed 2005-08-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

As of August 1, 2005, 48,532,899 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included in this Quarterly Report on Form 10-Q at “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those that are identified by the use of words such as, but not limited to, “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “projects,” “predicts,” and similar expressions. Such statements are subject to a variety of risks, uncertainties and other factors, most of which are beyond the control of Avista Corporation and many of which could have a significant impact on Avista Corporation’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

	2005	2004
OPERATING REVENUES	$272,832	$225,888

OPERATING EXPENSES:
Resource costs	130,975	95,496
Operations and maintenance	33,316	33,276
Administrative and general	25,079	24,769
Depreciation and amortization	21,388	20,631
Taxes other than income taxes	16,064	15,129

Total operating expenses	226,822	189,301

GAIN ON SALE OF NATURAL GAS DISTRIBUTION PROPERTIES	3,209	—

INCOME FROM OPERATIONS	49,219	36,587

OTHER INCOME (EXPENSE):
Interest expense	(21,312)	(21,952)
Interest expense to affiliated trusts	(1,516)	(1,607)
Capitalized interest	295	396

Net interest expense	(22,533)	(23,163)
Other income - net	1,840	2,716

Total other income (expense)-net	(20,693)	(20,447)

INCOME BEFORE INCOME TAXES	28,526	16,140
INCOME TAXES	9,922	6,008

NET INCOME	$18,604	$10,132

Weighted-average common shares outstanding (thousands), Basic	48,508	48,384
Weighted-average common shares outstanding (thousands), Diluted	48,904	48,881
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 10):	$0.38	$0.21

Dividends paid per common share	$0.135	$0.130

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

	2005	2004
OPERATING REVENUES	$635,496	$569,620

OPERATING EXPENSES:
Resource costs	353,132	298,761
Operations and maintenance	68,046	67,019
Administrative and general	49,334	50,265
Depreciation and amortization	44,094	38,313
Taxes other than income taxes	36,697	35,468

Total operating expenses	551,303	489,826

GAIN ON SALE OF NATURAL GAS DISTRIBUTION PROPERTIES	3,209	—

INCOME FROM OPERATIONS	87,402	79,794

OTHER INCOME (EXPENSE):
Interest expense	(43,140)	(44,103)
Interest expense to affiliated trusts	(2,966)	(3,085)
Capitalized interest	587	976

Net interest expense	(45,519)	(46,212)
Other income - net	3,662	4,372

Total other income (expense)-net	(41,857)	(41,840)

INCOME BEFORE INCOME TAXES	45,545	37,954
INCOME TAXES	16,752	15,138

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	28,793	22,816
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax)	—	(460)

NET INCOME	$28,793	$22,356

Weighted-average common shares outstanding (thousands), Basic	48,493	48,368
Weighted-average common shares outstanding (thousands), Diluted	48,893	48,883
EARNINGS PER COMMON SHARE, BASIC AND DILUTED (Note 10):
Earnings per common share before cumulative effect of accounting change	$0.59	$0.47
Loss per common share from cumulative effect of accounting change	—	(0.01)

Total earnings per common share, basic and diluted	$0.59	$0.46

Dividends paid per common share	$0.270	$0.255

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Avista Corporation

Dollars in thousands

For the Three Months Ended June 30

	2005	2004
NET INCOME	$18,604	$10,132

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(84)	(125)
Unrealized losses on interest rate swap agreements - net of taxes of $(3,551) and $(20), respectively	(6,595)	(37)
Unrealized losses on securities available for sale - net of taxes of $(85)	(157)	—
Unrealized gains on derivative commodity instruments - net of taxes of $1,678 and $97, respectively	3,117	180
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(22) and $(5), respectively	(40)	(10)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(3,759)	8

COMPREHENSIVE INCOME	$14,845	$10,140

For the Six Months Ended June 30

	2005	2004
NET INCOME	$28,793	$22,356

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(113)	(197)
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $(3,299) and $82, respectively	(6,127)	152
Unrealized losses on securities available for sale - net of taxes of $(85)	(157)	—
Unrealized gains (losses) on derivative commodity instruments - net of taxes of $916 and $(667), respectively	1,702	(1,239)
Reclassification adjustment for realized (gains) losses on derivative commodity instruments included in net income - net of taxes of $(227) and $27, respectively	(422)	49

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(5,117)	(1,235)

COMPREHENSIVE INCOME	$23,676	$21,121

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2005	December 31, 2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$72,458	$88,317
Restricted cash	20,502	26,175
Accounts and notes receivable-less allowances of $44,326 and $44,193, respectively	233,344	308,459
Energy commodity assets	397,649	284,231
Deposits with counterparties	43,079	30,667
Materials and supplies, fuel stock and natural gas stored	55,847	43,404
Deferred income taxes	10,841	12,288
Assets held for sale	12,970	28,479
Other current assets	81,943	80,680

Total current assets	928,633	902,700

NET UTILITY PROPERTY:
Utility plant in service	2,766,626	2,666,445
Construction work in progress	67,920	51,260

Total	2,834,546	2,717,705
Less: Accumulated depreciation and amortization	792,464	761,642

Total net utility property	2,042,082	1,956,063

OTHER PROPERTY AND INVESTMENTS:
Investment in exchange power-net	34,708	35,933
Non-utility properties and investments-net	77,238	78,564
Non-current energy commodity assets	406,943	254,657
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	17,706	19,721

Total other property and investments	549,998	402,278

DEFERRED CHARGES:
Regulatory assets for deferred income tax	123,944	123,159
Other regulatory assets	42,692	43,428
Non-current utility energy commodity derivative assets	99,806	55,825
Power and natural gas deferrals	134,871	148,206
Unamortized debt expense	50,443	53,413
Other deferred charges	23,385	21,109

Total deferred charges	475,141	445,140

TOTAL ASSETS	$3,995,854	$3,706,181

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$252,033	$325,194
Energy commodity liabilities	364,148	253,527
Deposits from counterparties	19,512	6,015
Current portion of long-term debt	77,550	85,432
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	108,503	68,517
Interest accrued	17,988	18,632
Other current liabilities	116,958	117,331

Total current liabilities	958,442	876,398

LONG-TERM DEBT	874,711	901,556

LONG-TERM DEBT TO AFFILIATED TRUSTS	113,403	113,403

PREFERRED STOCK-CUMULATIVE (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 280,000 shares outstanding ($100 stated value)	28,000	28,000

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
Non-current energy commodity liabilities	385,473	215,055
Regulatory liability for utility plant retirement costs	181,275	175,575
Non-current utility energy commodity derivative liabilities	42,173	33,490
Deferred income taxes	486,089	488,471
Other non-current liabilities and deferred credits	161,129	121,028

Total other non-current liabilities and deferred credits	1,256,139	1,033,619

TOTAL LIABILITIES	3,230,695	2,952,976

COMMITMENTS AND CONTINGENCIES (See Notes to Consolidated Financial Statements)
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 200,000,000 shares authorized; 48,532,080 and 48,471,511 shares outstanding	630,041	629,056
Note receivable from employee stock ownership plan	—	(495)
Capital stock expense and other paid in capital	(10,522)	(10,677)
Accumulated other comprehensive loss	(25,650)	(20,533)
Retained earnings	171,290	155,854

TOTAL STOCKHOLDERS’ EQUITY	765,159	753,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,995,854	$3,706,181

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

	2005	2004
OPERATING ACTIVITIES:
Net income	$28,793	$22,356
Cumulative effect of accounting change	—	460
Purchases of securities held for trading	—	(15,260)
Sales of securities held for trading	—	25,871
Non-cash items included in net income:
Depreciation and amortization	44,094	38,313
Provision for deferred income taxes	950	(2,607)
Power and natural gas cost amortizations, net of deferrals	18,695	4,282
Amortization of debt expense	3,941	4,069
Gain on sale of natural gas distribution properties	(3,209)	—
Energy commodity assets and liabilities	17,304	3,444
Other	(10,835)	7,631
Changes in working capital components:
Sale of customer accounts receivable under revolving agreement-net	(16,000)	(23,000)
Accounts and notes receivable	90,188	93,866
Materials and supplies, fuel stock and natural gas stored	(12,366)	(5,338)
Deposits with counterparties	(12,412)	(2,721)
Other current assets	12,059	7,261
Accounts payable	(72,020)	(45,934)
Deposits from counterparties	13,497	(12,994)
Other current liabilities	(13,967)	(2,577)

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,712	97,122

INVESTING ACTIVITIES:
Utility property capital expenditures (excluding AFUDC)	(115,300)	(46,528)
Other capital expenditures	(1,945)	(1,204)
Decrease (increase) in restricted cash	5,673	(25,874)
Proceeds from sale of natural gas distribution properties	15,633	—
Changes in other property and investments	(947)	1,979
Repayments received on notes receivable	60	1,009

NET CASH USED IN INVESTING ACTIVITIES	(96,826)	(70,618)

FINANCING ACTIVITIES:
Increase in short-term borrowings	39,986	11,991
Redemption and maturity of long-term debt	(34,906)	(17,088)
Premiums paid for the redemption of long-term debt	(827)	(2,961)
Cash dividends paid	(13,092)	(12,333)
Issuance of common stock	1,294	2,151
Long- term debt and short-term borrowing issuance costs	(200)	(2,766)

NET CASH USED IN FINANCING ACTIVITIES	(7,745)	(21,006)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,859)	5,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,317	128,126

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,458	$133,624

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$42,744	$41,732
Income taxes	9,579	9,677

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2004 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington, northern Idaho, as well as northeast and southwest Oregon. In April 2005, the Company completed the sale of its South Lake Tahoe, California natural gas distribution properties (see Note 12 for further information). This was the Company’s only regulated utility operations in California. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. See Note 13 for business segment information.

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

Basis of Reporting

The consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries, including variable interest entities for which the Company or its subsidiaries are the primary beneficiaries. All significant intercompany balances have been eliminated in consolidation. The accompanying financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants.

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

AVISTA CORPORATION

Avista Energy Operating Revenues

Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, with respect to the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as operating revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in operating revenues. Revenues from Canadian contracts through Avista Energy Canada, which are not held for trading, and are reported on gross basis in operating revenues, totaled $28.8 million and $25.8 million for the three months ended June 30, 2005 and 2004, respectively. Revenues from Canadian contracts through Avista Energy Canada totaled $66.2 million and $60.4 million for the six months ended June 30, 2005 and 2004, respectively.

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income	$939	$499	$2,006	$2,202
Interest on power and natural gas deferrals	1,792	1,930	3,780	3,945
Net gain on disposition of non-operating assets	—	362	14	371
Net gain (loss) on investments	(162)	494	(341)	(213)
Other expense	(1,300)	(1,040)	(2,929)	(2,985)
Other income	571	471	1,132	1,052

Total	$1,840	$2,716	$3,662	$4,372

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

If compensation expense for the Company’s stock option plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (dollars in thousands):
As reported	$18,604	$10,132	$28,793	$22,356
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	251	555	501	1,110

Pro forma	$18,353	$9,577	$28,292	$21,246

Basic and diluted earnings per common share:
Basic and diluted, as reported	$0.38	$0.21	$0.59	$0.46
Basic pro forma	$0.38	$0.20	$0.58	$0.44
Diluted pro forma	$0.38	$0.20	$0.58	$0.43

Comprehensive Income (Loss)

The Company’s comprehensive income (loss), which is reported net of tax, is comprised of net income, foreign currency translation adjustments, changes in the unfunded accumulated benefit obligation for the pension plan, unrealized gains and losses on interest rate swap agreements, and unrealized gains and losses on derivative commodity instruments.

AVISTA CORPORATION

Accumulated other comprehensive income (loss), net of tax, consisted of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Foreign currency translation adjustment	$1,026	$1,139
Unfunded accumulated benefit obligation for the pension plan	(16,944)	(16,944)
Unrealized loss on interest rate swap agreements	(10,947)	(4,820)
Unrealized loss on securities available for sale	(157)	—
Unrealized gain on derivative commodity instruments	1,372	92

Total accumulated other comprehensive loss	$(25,650)	$(20,533)

Restricted Cash

Restricted cash includes bank deposits of $8.2 million and $21.5 million as collateral for letters of credit issued under Avista Energy’s credit agreement as of June 30, 2005 and December 31, 2004, respectively. See Note 8 for further information with respect to Avista Energy’s credit agreement. Restricted cash also includes deposits held in trust of $1.1 million and $1.6 million for certain employees of Avista Energy as part of a bonus retention plan as of June 30, 2005 and December 31, 2004, respectively. Restricted cash as of June 30, 2005 and December 31, 2004, includes $2.5 million of deposits related to forward contracts at Avista Energy. In addition, restricted cash includes $8.7 million and $0.6 million of deposits related to Avista Corp.’s interest rate swap agreements as of June 30, 2005 and December 31, 2004, respectively. See Note 9 for further information with respect to Avista Corp.’s interest rate swap agreements.

Assets Held for Sale

Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. As of June 30, 2005 assets held for sale included $13.0 million of turbines and related equipment. As of December 31, 2004 assets held for sale included $15.2 million of assets related to Avista Utilities’ South Lake Tahoe natural gas distribution properties and $13.3 million of turbines and related equipment. Liabilities held for sale were not significant as of June 30, 2005 and December 31, 2004.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. Goodwill is included in non-utility properties and investments-net on the Consolidated Balance Sheets and totaled $6.2 million ($5.2 million in the Other business segment and $1.0 million in Energy Marketing and Resource Management) as of June 30, 2005 and December 31, 2004. During the three months ended June 30, 2005, the Company changed the date of its annual goodwill impairment test to November 30 from March 31. The Company selected the date of November 30 as it is closely aligned with the Company’s annual budget and forecasting process. In addition, the new date provides the Company additional time to meet accelerated public reporting requirements. The Company believes the change will not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is to an alternative accounting principle that is preferable under the circumstances.

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

AVISTA CORPORATION

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

Other regulatory assets consisted of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Regulatory asset for consolidation of variable interest entity	$20,396	$19,167
Regulatory asset for postretirement benefit obligation	3,546	3,782
Demand side management and conservation programs	11,584	13,792
Other	7,166	6,687

Total	$42,692	$43,428

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

Natural Gas Benchmark Mechanism

The Idaho Public Utilities Commission (IPUC), Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utility Commission (OPUC) approved Avista Utilities’ Natural Gas Benchmark Mechanism in 1999. The mechanism eliminated the majority of natural gas procurement operations within Avista Utilities and placed responsibility for natural gas procurement operations with Avista Energy, the Company’s non-regulated subsidiary. The ownership of the natural gas assets remained with Avista Utilities; however, the assets were managed by Avista Energy through an Agency Agreement. Avista Utilities always managed natural gas procurement for its California operations, which the Company sold in April 2005 (see Note 12).

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

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the WUTC. Deferred power supply costs are recorded as a deferred charge on the Consolidated Balance Sheets for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.3 percent as of June 30, 2005. Total deferred power costs for Washington customers were $102.6 million and $113.2 million as of June 30, 2005 and December 31, 2004, respectively.

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

AVISTA CORPORATION

below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company.

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on March 30, 2005 related to $10.8 million of deferred power costs incurred for 2004. On June 29, 2005, the WUTC issued an order, which approved the recovery of the $10.8 million of deferred power costs incurred for 2004.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 2.0 percent on current year deferrals and 4.0 percent on carryover balances as of June 30, 2005. Total deferred power costs for Idaho customers were $5.9 million and $9.5 million as of June 30, 2005 and December 31, 2004, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Under established regulatory practices in each respective state, Avista Utilities is allowed to adjust its natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs already included in retail rates are deferred and charged or credited to expense when regulators approve inclusion of the cost changes in rates. Total deferred natural gas costs were $26.4 million and $28.6 million as of June 30, 2005 and December 31, 2004, respectively.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and to conform to changes in accounting standards and have not affected previously reported total net income or stockholders’ equity. In particular, the net change in restricted cash for the six months ended June 30, 2004 has been reclassified from operating activities to investing activities in the Consolidated Statements of Cash Flows to conform to the Company’s 2005 presentation. This has resulted in a $25.9 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported for the six months ended June 30, 2004.

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

Please refer to the 2004 Form 10-K for the effects of the application of FIN 46 prior to the first quarter of 2004, which resulted in the consolidation of WP Funding LP and the deconsolidation of capital trusts. The implementation of FIN 46, as revised in December 2003, resulted in the Company including a partnership as well as several low-income housing project investments held in the Other business segment in its consolidated financial statements beginning in the first quarter of 2004. This resulted in a charge of $0.5 million recorded as a cumulative effect of accounting change for the six months ended June 30, 2004.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation,” which supersedes APB No. 25 and its related implementation guidance. This statement establishes revised standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services with a

AVISTA CORPORATION

primary focus on transactions in which the Company obtains employee services in share-based payment transactions. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission issued a rule, which delays the Company’s implementation of the provisions of this statement from the third quarter of 2005 to the first quarter of 2006. The Company expects to record compensation expense (net of tax) of approximately $0.4 million in 2006 related to the periodic vesting of stock options granted to employees prior to 2005. The Company is evaluating the effect this statement may have on the valuation and expense of certain forms of stock-based compensation (including performance shares) that have been and may be granted to employees.

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

NOTE 3. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 22, 2005, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from May 29, 2005 to March 21, 2006. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of Avista Corp. As of June 30, 2005 and December 31, 2004, $56.0 million and $72.0 million in accounts receivables were sold, respectively, under this revolving agreement.

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

AVISTA CORPORATION

were entered into on or after July 1, 2003, are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary.

Utility energy commodity derivatives consisted of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Current utility energy commodity derivative asset	$25,883	$12,557
Current utility energy commodity derivative liability	1,304	8,071
Net current regulatory liability	24,579	4,486
Non-current utility energy commodity derivative asset	99,806	55,825
Non-current utility energy commodity derivative liability	42,173	33,490
Net non-current regulatory liability	57,633	22,335

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

Avista Utilities manages the impact of fluctuations in electric energy prices by measuring and controlling the volume of energy imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Load/resource imbalances within a rolling 18-month planning horizon are compared against established volumetric guidelines and management determines the timing and specific actions to manage the imbalances. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods. Avista Energy was responsible for the daily management of natural gas supplies to meet the requirements of Avista Utilities’ customers in the states of Washington, Idaho and Oregon. Effective April 1, 2005, the management of natural gas procurement functions was moved from Avista Energy back to Avista Utilities. This

AVISTA CORPORATION

was required for Washington customers by WUTC orders issued over one year earlier, in February 2004, and Avista Utilities’ resulting transition plan approved by the WUTC in April 2004. The Company also elected to move these functions back to Avista Utilities for Idaho and Oregon natural gas customers. As part of the transition plan, Avista Utilities began procuring natural gas for load service during the second half of 2004 and the first quarter of 2005. This procurement process includes entering into financial and physical hedging transactions as a means of managing risks. Avista Utilities always managed natural gas procurement for its California operations, which the Company sold in April 2005 (see Note 12).

Avista Energy

Avista Energy is an electricity and natural gas marketing, trading and resource management business. Avista Energy focuses on optimization of generation assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy purchases natural gas and electricity from producers and energy marketing and trading companies. Its customers include commercial and industrial end-users, electric utilities, natural gas distribution companies, and energy marketing and trading companies.

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

AVISTA CORPORATION

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

The following table presents activity related to Avista Energy’s hedge accounting during the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Gain related to hedge ineffectiveness recorded in operating revenues	$436	$350	$726	$937
Gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in earnings (pre-tax)	62	15	649	(76)

The following table presents the net gain (loss), net of tax, related to Avista Energy’s cash flow hedges as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Accumulated other comprehensive income related to natural gas derivatives	$5,857	$1,556
Accumulated other comprehensive loss related to electric derivatives	(4,485)	(1,464)

Total accumulated other comprehensive income	$1,372	$92

Avista Energy expects to recognize a gain of $0.9 million in earnings during the next 12 months, related to amounts currently in accumulated other comprehensive income. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

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

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2005 are set forth below (in thousands of MWhs and mmBTUs):

	Fixed Price Payor	Fixed Price Receiver	Maximum Terms in Years	Index Price Payor	Index Price Receiver	Maximum Terms in Years
Energy commodities (volumes)
Electric	32,137	35,692	12	3,299	3,029	3
Natural gas	304,950	291,654	4	1,608,380	1,608,483	3

The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2005 was approximately 8 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of June 30, 2005 was approximately 4 months.

AVISTA CORPORATION

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2005, and the average estimated fair value of those instruments held during the six months ended June 30, 2005, are set forth below (dollars in thousands):

	Estimated Fair Value as of June 30, 2005				Average Estimated Fair Value for the six months ended June 30, 2005
	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities
Electric	$239,090	$382,170	$208,632	$367,777	$228,139	$294,088	$206,537	$266,551
Natural gas	158,559	24,773	155,516	17,696	113,728	19,197	107,764	16,384

Total	$397,649	$406,943	$364,148	$385,473	$341,867	$313,285	$314,301	$282,935

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the six months ended June 30, 2005 was an unrealized loss of $17.3 million and is included in the Consolidated Statements of Income in operating revenues. The change in the fair value position for the six months ended June 30, 2004 was an unrealized loss of $3.4 million.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company made $15 million in cash contributions to the pension plan in 2004. The Company expects to contribute approximately $15 million to the pension plan in 2005 ($7.5 million was contributed during the six months ended June 30, 2005).

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services.

The Company uses a December 31 measurement date for its pension and postretirement plans.

The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Three months ended June 30:
Service cost	$2,325	$2,025	$129	$125
Interest cost	4,046	4,162	503	620
Expected return on plan assets	(4,000)	(3,425)	(319)	(300)
Transition (asset)/obligation recognition	(272)	(275)	126	250
Amortization of prior service cost	164	100	—	—
Net loss recognition	1,202	1,138	186	205

Net periodic benefit cost	$3,465	$3,725	$625	$900

Six months ended June 30:
Service cost	$4,650	$4,050	$264	$250
Interest cost	8,092	8,324	1,025	1,240
Expected return on plan assets	(8,000)	(6,850)	(638)	(600)
Transition (asset)/obligation recognition	(544)	(550)	252	500
Amortization of prior service cost	328	200	—	—
Net loss recognition	2,165	2,276	297	410

Net periodic benefit cost	$6,691	$7,450	$1,200	$1,800

AVISTA CORPORATION

NOTE 7. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2005 and December 31, 2004 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2005	December 31, 2004
2005	Secured Medium-Term Notes	6.39%-6.68%	$21,500	$29,500
2005	WP Funding LP Note	8.38%	54,572	54,572
2006	Secured Medium-Term Notes	7.89%-7.90%	30,000	30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2007	Secured Medium-Term Notes	5.99%	13,850	13,850
2008	Secured Medium-Term Notes	6.06%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.26%-7.45%	22,500	27,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	24,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000

	Total secured long-term debt		636,622	660,622

2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	5.99%-7.94%	12,000	12,000
2008	Unsecured Senior Notes	9.75%	280,686	280,827
2022	Unsecured Medium-Term Notes	8.15%	—	5,000
2023	Unsecured Medium-Term Notes	7.99%	—	5,000
2023	Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		304,786	314,927

	Other long-term debt and capital leases		12,281	13,047

	Unamortized debt discount		(1,428)	(1,608)

	Total		952,261	986,988
	Current portion of long-term debt		(77,550)	(85,432)

	Total long-term debt		$874,711	$901,556

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

NOTE 8. SHORT-TERM BORROWINGS

On December 17, 2004, the Company entered into a five-year committed line of credit with various banks in the amount of $350.0 million with an expiration date of December 16, 2009. This committed line of credit replaced a $350.0 million committed line of credit with a 364-day term that had an expiration date of May 5, 2005. As of June 30, 2005 and December 31, 2004, the Company had $108.0 million and $68.0 million, respectively, of borrowings outstanding under this committed line of credit. The Company can request the issuance of up to $150.0 million in letters of credit under the committed line of credit. As of June 30, 2005 and December 31, 2004, there were $20.0 million and $32.8 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2005, the Company was in compliance with this

AVISTA CORPORATION

covenant with a ratio of 59.6 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2005 to be greater than 1.6 to 1. As of June 30, 2005, the Company was in compliance with this covenant with a ratio of 2.56 to 1.

On July 13, 2005, Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, amended its committed credit agreement with a group of banks to increase the aggregate amount from $110.0 million to $145.0 million and to extend the expiration date to July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The amendment to the credit agreement increased the maximum amount for cash advances from $30.0 million to $50.0 million. No cash advances were outstanding as of June 30, 2005 and December 31, 2004. Letters of credit in the aggregate amount of $85.4 million and $91.3 million were outstanding as of June 30, 2005 and December 31, 2004, respectively. The cash deposits of Avista Energy at the respective banks collateralized $8.2 million and $21.5 million of these letters of credit as of June 30, 2005 and December 31, 2004, respectively, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement continues to contain covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also continues to contain covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2005. Prior to the July 13, 2005 amendment, a reduction in the credit rating of Avista Corp. would have represented an event of default under Avista Energy’s credit agreement. The July 13, 2005 amendment to the credit agreement removed this covenant.

NOTE 9. INTEREST RATE SWAP AGREEMENTS

In 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the anticipated issuances of debt to fund debt that matures in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008. The interest rate swap agreements entered in 2004 provide for mandatory cash settlement of these contracts in 2008 and 2009. In June 2005, Avista Corp. entered into a forward-starting interest rate swap agreement in the amount of $50.0 million related to the anticipated issuance of debt to fund debt that matures during the second half of 2005. The value of the interest rate swap is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of thirty years beginning in December 2005. The interest rate swap agreement provides for mandatory cash settlement of the contract in 2006.

These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of June 30, 2005, Avista Corp. had a derivative liability of $16.4 million. An unrealized loss of $6.5 million (net of taxes of $3.5 million) was recorded in other comprehensive loss for the six months ended June 30, 2005. As of June 30, 2005, there was an unrealized loss of $10.7 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income. If regulatory accounting orders are not obtained prior to the mandatory cash settlements in 2008 and 2009, the amount included in accumulated other comprehensive income or loss at the cash settlement date will be reclassified to unamortized debt expense in accordance with regulatory accounting practices under SFAS No. 71. This gain or loss will be amortized over the remaining life of the forecasted debt issued.

AVISTA CORPORATION

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, operates a 270 MW natural gas-fired combustion turbine plant in northern Idaho (Lancaster Project). Avista Power’s investment in RP LLC, which is included in non-utility properties and investments-net on the Consolidated Balance Sheets, is accounted for under the equity method and totaled $18.3 million as of June 30, 2005. As of June 30, 2005, RP LLC had $114.1 million of debt outstanding that is not included in the consolidated financial statements of the Company. There is no recourse to the Company with respect to this debt. RP LLC has entered into two interest rate swap agreements, maturing in 2006, to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. The fair value of the interest rate swap agreements was determined by reference to market values obtained from various third party sources. As of June 30, 2005, there was an unrealized loss of $0.3 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets.

NOTE 10. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income before cumulative effect of accounting change	$18,604	$10,132	$28,793	$22,816
Cumulative effect of accounting change	—	—	—	(460)

Net income	$18,604	$10,132	$28,793	$22,356

Denominator:
Weighted-average number of common shares outstanding-basic	48,508	48,384	48,493	48,368
Effect of dilutive securities:
Contingent stock	154	234	154	234
Stock options	242	263	246	281

Weighted-average number of common shares outstanding-diluted	48,904	48,881	48,893	48,883

Earnings per common share, basic and diluted:
Earnings per common share before cumulative effect of accounting change	$0.38	$0.21	$0.59	$0.47
Loss per common share from cumulative effect of accounting change	—	—	—	(0.01)

Total earnings per common share, basic and diluted	$0.38	$0.21	$0.59	$0.46

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 699,000 for the three and six months ended June 30, 2005. Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 762,200 for the three and six months ended June 30, 2004. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. In addition to issues specifically identified in this Note and with respect to matters that affect the regulated utility operations, the Company intends to seek, to the extent appropriate, regulatory approval of recovery of incurred costs through the ratemaking process.

AVISTA CORPORATION

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. As part of the Agreement in Resolution, Avista Utilities agreed to continue to record conversations of energy traders for two years and to improve its account settlement process. Avista Utilities and Avista Energy agreed to maintain an annual training program on the applicable FERC Code of Conduct for all employees engaged in the trading of electric energy and capacity. The Agreement in Resolution imposes no monetary remedies or penalties against Avista Utilities or Avista Energy. On May 19, 2004, the City of Tacoma and California Parties (the Office of the Attorney General, the California Public Utilities Commission (CPUC), and the California Electricity Oversight Board, filing jointly) filed requests for rehearing with respect to the FERC’s April 19, 2004 order. On September 28, 2004, the State of Montana filed a motion to intervene in these proceedings. On April 19, 2005, the FERC denied the rehearing requests of the City of Tacoma and California Parties, and denied the State of Montana’s motion to intervene. On April 28, 2005 and June 14, 2005, the California Parties and the City of Tacoma, respectively, filed appeals with the United States Court of Appeals for the Ninth Circuit in response to the FERC’s denial of rehearing requests. Based on the FERC’s order approving the Agreement in Resolution and the FERC’s denial of rehearing requests and motion to intervene, the Company does not expect that this proceeding will have any material adverse effect on its financial condition, results of operations or cash flows.

Class Action Securities Litigation

On September 27, 2002, Ronald R. Wambolt filed a class action lawsuit in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of the Company, Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of the Company, and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of the Company. In October and November 2002, Gail West, Michael Atlas and Peter Arnone filed similar class action lawsuits in the same court against the same parties. On February 3, 2003, the court issued an order consolidating the complaints under the name “In re Avista Corp. Securities Litigation,” and on February 7, 2003 appointed the lead plaintiff and co-lead counsel. On August 19, 2003, the plaintiffs filed their consolidated amended class action complaint in the same court against the same parties. In their complaint, the plaintiffs continue to assert violations of the federal securities laws in connection with alleged misstatements and omissions of material fact pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that the Company did not have adequate risk management processes, procedures and controls. The plaintiffs further allege that the Company engaged in unlawful energy trading practices and allegedly manipulated western power markets. The plaintiffs assert that alleged misstatements and omissions regarding these matters were made in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. The Company filed a motion to dismiss this complaint in October 2003 and the plaintiffs filed an answer to this motion in January 2004. Arguments before the Court on the motion were held on March 19, 2004. On April 15, 2004, the Court called for additional briefing on what effect, if any, the FERC proceedings (see “Federal Energy Regulatory Commission Inquiry” above) have on this case. On July 30, 2004, the Court denied the Company’s motion to dismiss this complaint, holding, among other things, that the FERC proceedings may ultimately have some evidentiary value relevant to the disclosure issues raised in this case, but they do not preclude the resolution of those issues by the Court. In November 2004, the Company filed its answer to the complaint denying the plaintiffs’ allegations. On June 13, 2005, the Company filed a motion for reconsideration of its earlier motion to dismiss this complaint, based, in part, on a recent United States Supreme Court decision with respect to the pleading requirements surrounding a sufficient showing of loss causation. In July 2005, the plaintiffs responded to the Company’s motion for reconsideration and the matter is scheduled for arguments in September 2005 before the United States District Court for the Eastern District of Washington. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is

AVISTA CORPORATION

possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Counterparty Defaults

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the California Power Exchange (CalPX) and the California Independent System Operator (CalISO). As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations; however the funds SCE paid to the CalPX have yet to be released to energy sellers. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California Refund Proceeding (see discussion below). As of June 30, 2005, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. Avista Energy continues to defend itself in the California Refund Proceeding and pursue recovery of the defaulted obligations. Because the resolution of these defaulted obligations by counterparties remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability for potential refunds beyond the defaulted obligations. However, based on information currently known to the Company’s management, the Company does not expect that the resolution of these defaulted obligations will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 in the California power market. The refunds were based on the development of a mitigated market clearing price methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the refund period, the FERC has held that the seller would be allowed in the future to document these costs and limit its refund liability commensurately. The FERC administrative law judge’s findings were certified in December 2002. In March 2003, the FERC reviewed the administrative law judge’s rulings, adopting many of his findings. The CalISO continues its efforts to prepare revised settlement statements based on newly recalculated costs and charges for spot market sales to California during the refund period and currently estimates that it will make its compliance filing showing “who owes what to whom” in 2006. In January 2005, Avista Energy made filings responding to the FERC’s invitation to comment on the proper approach governing revenue shortfall studies that the FERC has determined may be filed by sellers in these proceedings. Avista Energy is currently awaiting the FERC’s action on that issue.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above have been required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, appealed the FERC’s decision before the United States Court of Appeals for the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. Oral argument on those issues took place in April 2005. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit Court of Appeals. Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the California refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

AVISTA CORPORATION

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales in the Pacific Northwest between December 25, 2000 to June 20, 2001 were just and reasonable. During the hearing, Avista Utilities and Avista Energy vigorously opposed claims that Pacific Northwest markets were dysfunctional, that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In September 2001, the FERC’s Administrative Law Judge presiding over the evidentiary hearing issued a decision favorable to the Company’s position and recommended that the FERC not order refunds and instead dismiss the entire proceeding. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In November 2003, the FERC affirmed its order. Seven petitions for review, including one filed by Puget Sound Energy, Inc. (Puget), are now pending before the United States Court of Appeals for the Ninth Circuit. Opening briefs were filed in January 2005. Petitioners other than Puget challenged the merits of the FERC’s decision not to order refunds. Puget’s brief is directed to the procedural flaws in the underlying docket. Puget argues that because its complaint was withdrawn as a matter of law in July 2001, the FERC erred in relying on it to serve as the basis to initiate the preliminary investigation into whether refunds for individually negotiated bilateral transactions in the Pacific Northwest were appropriate. In February 2005, intervening parties, including Avista Energy and Avista Utilities, filed in support of Puget and also filed in opposition to the other six petitioners. Briefing was completed in May 2005. Oral arguments are expected, but have not yet been set, during the fourth quarter of 2005. Because the resolution of the Pacific Northwest refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the Pacific Northwest refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Reliant Energy, Inc. and Duke Energy Corporation Cross-Complaints

In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against Avista Energy and numerous other participants in the California energy markets. The cross-complaints seek indemnification for any liability that may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law. In June 2002, Avista Energy filed motions to dismiss the cross-complaints. In the meantime, the U.S. District Court remanded the case to California State Court, which remand is itself the subject of an appeal to the United States Court of Appeals for the Ninth Circuit. In December 2004, the Ninth Circuit issued its opinion affirming the U.S. District Court’s remand of these cases to California State Court, and a rehearing request was denied on March 3, 2005. On March 10, 2005, the Ninth Circuit’s mandate, remanding the case to state court, was issued. Cross-defendant Powerex Corp. filed a motion to recall mandate, asking that the Ninth Circuit recall its mandate until a petition for certiorari seeking review of this case by the United States Supreme Court is filed and ruled upon by the Supreme Court. In April 2005, the Ninth Circuit denied Powerex Corp.’s motion to recall mandate, and the case has been remanded to the California State Court. In June 2005, the cross-defendants, including Avista Energy, filed a demurrer in the California State Court seeking to dismiss the action. Further briefing and hearing on the demurrer is currently stayed pending the outcome of the demurrers filed by Duke and Reliant on the main complaint, which is currently set to be heard in September 2005. At this time, the Company cannot predict the outcome of the cross-complaints or the original complaints filed against Reliant and Duke or provide an estimate of any potential liability to Avista Energy with respect to the cross-complaints. However, based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

AVISTA CORPORATION

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

Wah Chang Complaint

On May 5, 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. The complaint seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other

AVISTA CORPORATION

pending actions. In October 2004, the Avista defendants joined with other defendants in filing a joint motion to dismiss the complaint. In February 2005, the Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the United States Court of Appeals for the Ninth Circuit. On May 17, 2005, Wah Chang moved for an order staying the appeal, or dismissing it without prejudice to reinstatement, arguing that the disposition of its appeal was linked to the outcome of a petition for certiorari to the United States Supreme Court filed by Public Utility District No. 1 of Snohomish County (see discussion below) and the resolution of the Port of Seattle complaint (see discussion above). On May 25, 2005, the defendants filed an objection to the Wah Chang’s motion and filed their own cross-motion for Summary Affirmance of the District Court’s decision to dismiss. Wah Chang responded to the cross-motion in June 2005 and the motions were denied by the United States Court of Appeals for the Ninth Circuit in July 2005. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

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

Public Utility District No. 1 of Snohomish County

On June 27, 2005, the United States Supreme Court denied a Petition For a Writ of Certiorari filed by Public Utility District No. 1 of Snohomish County (Snohomish PUD). Although this case did not directly involve Avista Corp. and its subsidiaries, the outcome could have a bearing on pending litigation and regulatory proceedings affecting Avista Corp. and its subsidiaries discussed above, particularly issues pending before the United States Court of Appeals for the Ninth Circuit. Snohomish PUD filed the petition with the United States Supreme Court on November 5, 2004, which requested the Court to consider whether the filed rate doctrine applies for market-based rates so as to preempt state law antitrust and consumer fraud actions based upon alleged fraud and manipulation of electricity markets operated under market-based rate tariffs. This petition was seeking United States Supreme Court review of the decision of the United States Court of Appeals for the Ninth Circuit on September 10, 2004, which held that the filed rate doctrine and field and conflict preemptions bar such actions.

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

AVISTA CORPORATION

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

Montana Public School Trust Fund Lawsuit

In October 2003, a lawsuit was filed by Richard Dolan and Denise Hayman in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleges that the hydroelectric facilities are located on state-owned riverbeds and the owners have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. An Amended Complaint adding Great Falls Elementary School District No. 1 and Great Falls High School District No. 1A was filed on January 16, 2004. On February 2, 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, as the other named defendants also filed a motion to dismiss, or joined therein. On May 10, 2004, the Montana AG filed a complaint on behalf of the state to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. On July 19, 2004, the defendants (including Avista Corp.) filed a motion to dismiss the Montana AG’s complaint. On September 29, 2004, the United States District Court granted the motion to dismiss filed with respect to plaintiffs Richard Dolan, Denise Hayman and the school districts. However, the motion to dismiss the Montana AG’s complaint was denied, citing, among other things, that the FERC does not have exclusive jurisdiction over this matter. Subsequently, in response to the motions of the defendants, the federal magistrate judge on January 19, 2005 filed recommendations that the Court’s previous decision be vacated based on lack of jurisdiction of the Court. On November 12, 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the controversy that the plaintiffs raised in federal court. On November 24, 2004, the Montana AG filed an answer, counterclaim and motion for summary judgment. The defendants have filed responses to the Montana AG’s motion for summary judgment. On June 8, 2005, Avista Corp. moved for leave to amend its complaint to, inter alia, add two causes of action relating to breach of contract and negligent misrepresentation arising out of its Clark Fork Settlement Agreement with the State of Montana relating to the relicensing of Avista Corp.’s Noxon Rapids Hydroelectric Generating Project. On June 28, 2005, the Montana State Court heard the motion of summary judgment of the Montana AG and took the matter under advisement. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Colstrip Generating Project Complaint

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed a consolidated complaint against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege damages to buildings as a result of rising ground water, as well as damages from contaminated waters leaking from the lakes and ponds of Colstrip. The plaintiffs are seeking punitive damages, an order by the court to remove the lakes and ponds and the forfeiture of all profits earned from the generation of Colstrip. The owners of Colstrip have undertaken certain groundwater investigation and remediation measures to address groundwater contamination. These measures include improvements to the lakes and ponds of Colstrip. The Company intends to continue to work with the other owners of Colstrip in defense of this complaint. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the

AVISTA CORPORATION

Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

Environmental Protection Agency Administrative Compliance Order

In December 2003, PPL Montana, LLC, as operator of Colstrip, received an Administrative Compliance Order (ACO) from the Environmental Protection Agency (EPA) pursuant to the Clean Air Act (CAA). The ACO alleges that Colstrip Units 3 & 4 have been in violation of the CAA permit at Colstrip since 1980. The permit required the Colstrip project operator to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if, and when, EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. Avista Utilities and PPL Montana, LLC believe that the ACO is unfounded and PPL Montana, LLC is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for nitrogen oxides, if required, cannot be estimated at this time. The owners of Colstrip are engaged in settlement negotiations on these matters with the EPA, the Department of Environmental Quality (Montana DEQ) and the Northern Cheyenne Tribe. Because the resolution of these issues remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that these issues will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.

In addition, the Montana DEQ questioned whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 & 4 were too high under provisions of the CAA that limit allowable emissions from sources built after 1978. PPL Montana, LLC, completed an ambient air quality modeling demonstration and, based on that study, voluntarily proposed to the Montana DEQ that the permit include restrictions related to sulfur dioxide emissions. The Montana DEQ has accepted this proposal and has issued an amended operating permit and issued an amended air permit, which the owners of Colstrip believe will resolve this matter with respect to the Montana DEQ.

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

AVISTA CORPORATION

site, complete a feasibility study to determine the most effective means of halting or controlling future releases of substances from the site, and to implement appropriate remedial measures. The Company responded to the DOE acknowledging its listing as a PLP, but requested that additional parties also be listed as PLPs. In the spring of 1999, the DOE named two other parties as additional PLPs.

The DOE, the Company and another PLP, Burlington Northern & Santa Fe Railway Co. (BNSF), signed an Agreed Order in March 2000 that provided for the completion of a remedial investigation and a feasibility study. The work to be performed under the Agreed Order includes three major technical parts: completion of the remedial investigation; performance of a focused feasibility study; and implementation of an interim groundwater monitoring plan. During the second quarter of 2000, the Company received comments from the DOE on its initial remedial investigation, and then submitted another draft of the remedial investigation, which was accepted as final by the DOE. After responding to comments from the DOE, the feasibility study was accepted by the DOE during the fourth quarter of 2000. After receiving input from the Company and the other PLPs, the final Cleanup Action Plan (CAP) was issued by the DOE in August 2001. In September 2001, the DOE issued an initial draft Consent Decree for the PLPs to review. During the first quarter of 2002, the Company and BNSF signed a cost sharing agreement. In September 2002, the Company, BNSF and the DOE finalized the Consent Decree to implement the CAP. The third PLP has indicated it will not sign the Consent Decree. It is currently estimated that the Company’s share of the costs will be less than $1.0 million. The Engineering and Design Report for the CAP was submitted to the DOE in January 2003 and approved by the DOE in May 2003. Work under the CAP commenced during the second quarter of 2003. In September 2004, a Site Preparation Agreement was reached with the third PLP with respect to the logistics of the CAP. The third PLP has completed the site preparation; work under the CAP as directed by the Company and BNSF is expected to be completed by the end of 2005.

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

During the fourth quarter of 2002, Avista Development and one other PLP, Kaiser Aluminum & Chemical Corporation (Kaiser), finalized the Consent Decree and Scope of Work for the remedial investigation and feasibility study of the site, which was formally entered into Spokane County Superior Court in January 2003. The other PLPs have not been participating in the process. As directed by Avista Development and Kaiser, the field-work for the remedial investigation began in April 2003 and was completed by the end of 2003 with a draft remedial investigation report and feasibility study technical memorandum submitted to the DOE in March 2004. In December 2004, the Company and Kaiser filed the draft final remedial investigation and feasibility study with the DOE. In March 2005, the DOE issued its draft Cleanup Action Plan (CAP), which was materially consistent with the draft final feasibility study filed by the Company and Kaiser. The draft CAP was open for public review and comment, along with the draft final remedial investigation and feasibility study and the state cleanup consent decree until May 6, 2005. Based on public comments received, the DOE has only made minor modifications to the draft CAP, remedial investigation and feasibility study.

The Company has entered into a tentative settlement with the DOE and Kaiser relating to the remediation of the site. Under the tentative agreement, the Company will perform the selected remedial action. Kaiser, which is presently operating under bankruptcy protection, has agreed to pay the Company approximately 50 percent of the current estimate of the total costs, which will be used by the Company to fund the costs of the remediation. On June 27, 2005, the Kaiser bankruptcy judge signed an order approving Kaiser’s motion to enter into a consent decree for settlement with the Company and the State of Washington. During 2004, the Company accrued its share of the total estimated costs, which was not material to the Company’s consolidated financial condition or results of operations.

AVISTA CORPORATION

Because of uncertainties with respect to, among other things, any future cost sharing agreement with the non-participating PLPs, Kaiser’s bankruptcy, the final cleanup action plan required by the DOE and unforeseen site conditions, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimate of the liability. Such a change, should it occur, could be significant.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980’s and early 1990’s. On June 29, 2005, EPA Region 10 provided notification to Avista Corp., as a customer of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. Harbor Oil’s primary business was the collection and blending of used oil for sale as fuel to ships at sea. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals.

Thirteen other companies received a similar notice, including current and former owners of the site, the Bonneville Power Administration, Portland General Electric Corporation, Northwestern Energy and Unocal Oil. The notice invites all named parties to meet among themselves within 60 days from the June 29, 2005 notice date for purposes of forming a steering committee and entering into an Agreed Order with the EPA to conduct a remedial investigation and feasibility study.

The Company is in the process of gathering and reviewing all records related to Harbor Oil. Based on the review to this point, the Company does not believe it is a major contributor to this potential environmental contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is currently not possible to make an estimate of any liability at this time.

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

Spokane River Relicensing

The Company operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and referred to herein as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires on August 1, 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company filed its license application with the FERC in July 2005. The Company has requested the FERC to consider a separate license for Post Falls from the other four hydroelectric plants. This is due to the fact that Post Falls presents more complex issues that may take longer to resolve than those dealing with the rest of the Spokane River Project. If granted, new licenses would have a term of 30 to 50 years. In the license application, the Company has proposed a number of measures intended to address the

AVISTA CORPORATION

impact of the Spokane River Project and enhance resources associated with the Spokane River. Currently, certain environmental measures in the Company’s license application have estimated costs of $3.2 million per year. For certain items, costs cannot be reasonably estimated at this time. The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues over the next two years. The Company intends to seek recovery of relicensing costs through the rate making process.

Clark Fork Settlement Agreement

Dissolved atmospheric gas levels exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and submitted the Gas Supersaturation Control Program (GSCP) in December 2002 for review and approval to the Idaho Department of Environmental Quality (DEQ) and the U.S. Fish and Wildlife Service. In February 2004, the Idaho DEQ and the U.S. Fish and Wildlife Service approved the GSCP. In January 2005, the FERC issued an order approving the GSCP. The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. Streamflows would be diverted to the tunnels when these flows are in excess of turbine capacity. The cost of modifying the first tunnel is currently preliminarily estimated to be $38 million (including AFUDC and inflation) and will be incurred between 2004 and 2010 ($0.6 million incurred through June 30, 2005), with the majority of these costs being incurred in 2007 through 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is currently preliminarily estimated that the costs to modify the second tunnel would be $26 million (including AFUDC and inflation). As part of the GSCP, the Company provides $0.5 million annually as mitigation for aquatic resources that might be adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company intends to seek recovery of the costs for the modification of Cabinet Gorge and the mitigation payments through the rate making process.

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

The Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers represents approximately 50 percent of all Avista Utilities employees. The agreement with the local union in Washington and Idaho representing the majority (approximately 90 percent) of the bargaining unit employees expired on March 25, 2005. Two local agreements in Oregon, which cover approximately 50 employees, expired on March 31, 2005. On August 5, 2005, new local agreements were approved that expire in March 2007 in Washington and Idaho, and April 2010 in Oregon.

NOTE 12. DISPOSITION OF SOUTH LAKE TAHOE PROPERTIES

In April 2005, Avista Corp. completed the sale of its South Lake Tahoe, California natural gas distribution properties to Southwest Gas Corporation as part of Avista Utilities’ strategy to focus on its business in the northwestern United States. This was the Company’s only regulated utility operations in California. The cash proceeds received were approximately $15.6 million, which resulted in a pre-tax gain of $3.2 million.

Total revenues for 2004 from the South Lake Tahoe region were approximately $20.3 million (or 6 percent of total natural gas revenues) and approximately 22.1 million therms (or 4 percent of total therms) were delivered to South Lake Tahoe customers.

AVISTA CORPORATION

The Company classified the assets of its South Lake Tahoe natural gas distribution properties as assets held for sale on the Consolidated Balance Sheets as of December 31, 2004. These assets consisted primarily of net utility property, accounts receivable and deferred natural gas costs.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing And Resource Management	Avista Advantage	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2005:
Operating revenues	$238,319	$22,026	$7,703	$4,784	$—	$272,832
Resource costs	112,722	18,253	—	—	—	130,975
Gross margin	125,597	3,773	—	—	—	129,370
Other operating expenses:
Operations and maintenance	25,859	—	3,540	3,917	—	33,316
Administrative and general	18,425	4,231	1,884	539	—	25,079
Depreciation and amortization	19,843	355	501	689	—	21,388
Income (loss) from operations	48,903	(973)	1,658	(369)	—	49,219
Interest expense (2)	22,655	65	236	389	(517)	22,828
Income taxes	9,766	(126)	509	(227)	—	9,922
Net income (loss)	18,407	(250)	918	(471)	—	18,604
Capital expenditures	31,817	543	430	322	—	33,112
For the three months ended June 30, 2004:
Operating revenues	200,147	43,069	5,500	4,665	(27,493)	225,888
Resource costs	87,124	35,865	—	—	(27,493)	95,496
Gross margin	113,023	7,204	—	—	—	120,227
Other operating expenses:
Operations and maintenance	26,763	—	2,720	3,793	—	33,276
Administrative and general	16,676	4,804	2,675	614	—	24,769
Depreciation and amortization	19,179	341	460	651	—	20,631
Income (loss) from operations	35,696	1,780	(355)	(534)	—	36,587
Interest expense (2)	23,316	151	209	280	(397)	23,559
Income taxes	5,391	902	(188)	(97)	—	6,008
Net income (loss)	9,090	1,504	(350)	(112)	—	10,132
Capital expenditures	26,639	287	226	164	—	27,316
Total Assets:
Total assets as of June 30, 2005	2,724,450	1,176,074	47,765	47,565	—	3,995,854
Total assets as of December 31, 2004	2,602,715	1,002,843	47,318	53,305	—	3,706,181

(1)	Intersegment eliminations reported as operating revenues and resource costs represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

	Avista Utilities	Energy Marketing And Resource Management	Avista Advantage	Other	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2005:
Operating revenues	$558,035	$73,315	$14,943	$8,632	$(19,429)	$635,496
Resource costs	294,435	78,126	—	—	(19,429)	353,132
Gross margin	263,600	(4,811)	—	—	—	258,789
Other operating expenses:
Operations and maintenance	53,032	285	7,014	7,715	—	68,046
Administrative and general	36,183	8,507	3,564	1,080	—	49,334
Depreciation and amortization	41,021	792	1,000	1,281	—	44,094
Income (loss) from operations	100,509	(14,781)	3,134	(1,460)	—	87,402
Interest expense (2)	45,726	137	467	751	(975)	46,106
Income taxes	21,295	(4,620)	950	(873)	—	16,752
Net income (loss)	37,393	(8,608)	1,726	(1,718)	—	28,793
Capital expenditures	115,300	752	531	662	—	117,245
For the six months ended June 30, 2004:
Operating revenues	490,151	146,786	10,787	8,579	(86,683)	569,620
Resource costs	255,768	129,676	—	—	(86,683)	298,761
Gross margin	234,383	17,110	—	—	—	251,493
Other operating expenses:
Operations and maintenance	54,017	—	5,534	7,468	—	67,019
Administrative and general	34,722	9,466	4,459	1,618	—	50,265
Depreciation and amortization	35,415	688	968	1,242	—	38,313
Income (loss) from operations	75,356	6,498	(175)	(1,885)	—	79,794
Interest expense (2)	46,587	369	419	631	(818)	47,188
Income taxes	13,496	2,840	(198)	(1,000)	—	15,138
Net income (loss) before cumulative effect of accounting change	19,906	5,034	(367)	(1,757)	—	22,816
Net income (loss)	19,906	5,034	(367)	(2,217)	—	22,356
Capital expenditures	46,528	567	179	458	—	47,732

(1)	Intersegment eliminations reported as operating revenues and resource costs represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements (including those made in this Quarterly Report) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant impact on Avista Corp.’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•	weather conditions, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

•	changes in the utility regulatory environment in the individual states and provinces in which the Company operates as well as the United States and Canada in general, which can impact allowed rates of return, financings, or industry and rate structures;

•	the impact of regulatory decisions including FERC price controls, and including possible retroactive price caps and resulting refunds;

•	the potential effects of any legislation or administrative rulemaking passed into law, including any energy-related legislation passed into law by the United States Congress or the individual states in which the Company operates;

•	the impact from the potential formation of a Regional Transmission Organization;

•	the ability to relicense the Spokane River Project at a cost-effective level with reasonable terms and conditions;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	changes in wholesale energy prices that can affect, among other things, the market value of derivative assets and liabilities and unrealized gains and losses, as well as cash requirements to purchase electricity and natural gas for retail customers;

•	changes in global energy markets that can affect, among other things, the price of natural gas purchased for retail customers and purchased as fuel for electric generation;

•	wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

•	unplanned outages at any Company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective facilities;

•	natural disasters that can disrupt energy delivery;

•	blackouts or large disruptions of transmission systems, which can have an impact on the Company’s ability to deliver energy to its customers;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

•	the impact of any potential change in the Company’s credit ratings;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	changes in rapidly advancing technologies, possibly making some of the current technology quickly obsolete;

•	the potential for future terrorist attacks, particularly with respect to utility plant assets;

•	changes in tax rates and/or policies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

AVISTA CORPORATION

•	the outcome of legal and regulatory proceedings concerning the Company or affecting directly or indirectly its operations, including the potential disallowance of previously deferred costs;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in actuarial assumptions, the interest rate environment and the actual return on plan assets with respect to the Company’s pension plan, which can impact future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits; and

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance.

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

The following discussion and analysis is provided for the consolidated financial condition and results of operations of Avista Corp. and its subsidiaries. This discussion focuses on significant factors concerning the Company’s financial condition and results of operations and should be read along with the consolidated financial statements.

Avista Corp. Business Segments

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. The Company has four business segments – Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other. Avista Utilities is an operating division of Avista Corp. comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. As of June 30, 2005, the Company had common equity investments of $529.8 million and $235.4 million in Avista Utilities and Avista Capital, respectively.

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

Avista Utilities expects to continue to be among the industry leaders in performance, value and service in its electric and natural gas utility businesses. Avista Utilities expects to continue its modest, yet steady, combined growth of electric and natural gas customers of 2 to 3 percent per year primarily from economic and population growth in its service territory. As part of Avista Utilities’ strategy to focus on its business in the northwestern United States, in April 2005, the Company completed the sale of its natural gas distribution properties in South Lake Tahoe, California (see “Note 12 of the Notes to Consolidated Financial Statements”). This was the Company’s only regulated utility operations in California.

It is Avista Utilities’ strategy to own or to have contracts that provide a sufficient amount of electric resources to meet its retail and wholesale energy requirements under a range of operating conditions. The availability of Avista Utilities’ hydroelectric generation is significantly affected by precipitation, temperatures and other variables. Avista Utilities’ hydroelectric generation was 95 percent of normal in 2004. Based on forecasts as of July 2005, Avista Utilities expects hydroelectric generation will be approximately 94 percent of normal in 2005 based upon the forecast of below normal precipitation and streamflows for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of below normal hydroelectric generation is mitigated by power cost deferral and recovery mechanisms in Washington and Idaho. As such, the expected reduction in hydroelectric generation is not expected to have a significant negative effect on operating cash flows or earnings for 2005 from the amount originally forecasted. Including the forecast for 2005, hydroelectric generation has been below normal for 5 of the past 6 years. The Company cannot determine if this trend of lower than normal hydroelectric generation will continue in future years.

Customer loads and resulting revenues are also significantly affected by weather, which causes changes in energy usage from season to season and from month to month within a season. Avista Utilities normally experiences its highest retail energy sales during the heating season in the first and fourth quarters of the year. Total heating degree days at Spokane, Washington for the six months ended June 30, 2005 (92 percent of normal) were less than the six months ended June 30, 2004 (94 percent of normal). As such, electric and natural gas loads and revenues were negatively affected by weather when comparing year-to-date results for 2005 and 2004.

As is the case with most regulated entities, Avista Utilities generally has ongoing regulatory proceedings. Avista Utilities received the following base rate increases in 2004 and 2005: Idaho electric and natural gas in September 2004; Washington natural gas in November 2004; and Idaho electric in April 2005 for the addition of the remaining interest in Coyote Springs 2. The base rate increases implemented in 2004 have increased revenues and net income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 and should result in increased net income for the full year of 2005 as compared to 2004. In March 2005, Avista Utilities filed a request with the WUTC to increase its base electric and natural gas rates. Avista Utilities will continue to file for rate adjustments to provide for recovery of its costs and to more closely align earned returns with those allowed by regulatory agencies in each jurisdiction.

Avista Utilities’ net income increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to the general rate increases, the benefit of lower electric resource costs in 2005 under the Washington Energy Recovery Mechanism (ERM) dead band as compared to the expense of higher electric resource costs in 2004, as well as the gain on the sale of the South Lake Tahoe natural gas distribution properties. This was partially offset by decreased use per customer in the Washington and Idaho service territories as a result of warmer weather during the first quarter. The Company expects Avista Utilities’ net income for 2005 to increase as compared to 2004 primarily due to the continued effect of general rate increases, subject to the influence of weather. However, the third quarter is typically a weak quarter for Avista Utilities, and results for the third quarter of 2005 may be reduced more than normal by higher electric resource costs. This is due to the anticipated reduction in hydroelectric generation, higher fuel costs and the expected absorption of the $9.0 million dead band under the ERM in Washington that is expected to result in an expense of $9.7 million due to the reversal of the $0.7 million benefit received for the first half of 2005 under the ERM methodology.

AVISTA CORPORATION

The Company has management succession plans that work towards ensuring that executive officer and key management positions can be appropriately filled as vacancies occur. The Company has taken similar steps in key technical and craft areas.

Avista Energy focuses on optimization of generation assets owned by other entities, long-term electric supply contracts, natural gas storage, and electric transmission and natural gas transportation arrangements. Avista Energy is also involved in trading electricity and natural gas, including derivative commodity instruments. Avista Energy Canada, Ltd. (Avista Energy Canada) is a wholly owned subsidiary of Avista Energy that provides natural gas services to approximately 250 industrial and commercial customers that represent over 400 sites in British Columbia, Canada. In addition to earnings and resulting cash flows from settled or realized transactions, Avista Energy records unrealized or mark-to-market adjustments for the change in the value of derivative commodity instruments. Avista Energy’s marketing, trading and resource management activities are driven by its base of knowledge and experience in the operation of both electric energy and natural gas physical systems in the WECC, as well as its relationship-focused approach with its customers.

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

Avista Energy and the Energy Marketing Resource Management segment incurred a net loss for the six months ended June 30, 2005 compared to net income for the six months ended June 30, 2004. This net loss for the first half of 2005 was primarily related to losses in Avista Energy’s natural gas portfolio. However, the Company expects the Energy Marketing and Resource Management segment to have positive net income for the second half of 2005.

Avista Advantage remains focused on increasing revenues, controlling operating expenses, continuously enhancing client satisfaction and developing complementary value-added services in a competitive market. During the first quarter of 2005, Avista Advantage acquired TelAssess, Inc. Although not a significant financial transaction, this acquisition provides Avista Advantage a foundation on which to expand beyond utility bill information services to provide similar services relating to telecom billing. The Company expects that net income for Avista Advantage for 2005 will increase as compared to 2004 based on increased revenues and stabilizing operating expenses from processing efficiencies.

Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment. The Company expects the net loss in the Other business segment to be less for fiscal year 2005 as compared to 2004 primarily due to decreased losses from asset impairments and write-offs.

During the six months ended June 30, 2005, positive cash flows from operations, proceeds from the sale of the Company’s South Lake Tahoe natural gas distribution properties and an overall reduction in the Company’s consolidated cash position were used to fund the majority of Avista Corp.’s cash requirements, including utility capital expenditures and dividends. During the remainder of 2005, the Company expects cash flows from operations and Avista Corp.’s five-year $350.0 million committed line of credit to provide adequate resources to fund capital expenditures, maturing long-term debt (excluding $54.6 million of WP Funding LP debt maturing in October 2005) and other contractual commitments. The Company is evaluating its options with respect to the $54.6 million of maturing WP Funding LP debt and expects to ultimately refinance the debt on a long-term basis. However, the Company plans to fund the maturing debt with its committed line of credit on an interim basis. If market conditions warrant such actions, Avista Corp. may also issue additional long-term debt beyond the amount required to fund maturing WP Funding LP debt.

Avista Utilities – Electric Resources

As of June 30, 2005, Avista Utilities’ facilities had a total net capability of approximately 1,800 MW, of which 54 percent was hydroelectric and 46 percent was thermal. In addition to company owned resources, Avista Utilities has a number of long-term power purchase and exchange contracts that increase its available resources. See “Note 5 of the Notes to Consolidated Financial Statements” for information with respect to Avista Utilities’ resource optimization process.

AVISTA CORPORATION

Avista Utilities – Regulatory Matters

General Rate Cases

Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which it provides service.

On March 30, 2005, Avista Utilities filed a request with the WUTC to increase its base electric rates by 12.5 percent and its base natural gas rates by 1.8 percent. This request is designed to increase its annual electric and natural gas revenues by $35.8 million and $2.9 million, respectively. Avista Utilities’ request is based on a proposed rate of return of 9.67 percent, including a return on common equity of 11.5 percent with an authorized equity level of 44 percent. In the general rate case filing, Avista Utilities has also requested modification of the ERM as described at “Power Cost Deferrals and Recovery Mechanisms” below. The WUTC has up to 11 months from the date of filing to review the general rate case. Based on the current schedule established by the WUTC, the Company expects a final decision by the end of January 2006.

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

Other Regulatory Filings

In April 2005, the IPUC issued an order approving the inclusion of the remaining 50 percent of Coyote Springs 2 in base electric rates. The order provides for a 1.9 percent increase in base electric rates, which is designed to increase annual revenues by $3.2 million. At the same time, the IPUC approved a 1.9 percent reduction in the Company’s current PCA rate surcharge, which extends the two-year recovery period of deferred power costs by an additional year. These two requests together resulted in no overall change to customers’ existing rates.

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

In Washington, the ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates, which is referred to as the dead band. Under the ERM, 90 percent of the power supply costs exceeding or below the $9.0 million dead band are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company. In its March 2005 general rate case filing, Avista Utilities has requested that the $9.0 million dead band be eliminated and that 90 percent of all power supply costs above or below the amount included in base retail rates be deferred.

Avista Utilities received the benefit of $0.7 million of the initial $9.0 million of power supply costs below the amount included in base retail rates during the six months ended June 30, 2005; however, Avista Utilities expects to expense the full $9.0 million above the amount included in base retail rates during 2005. This will result in an expense of $9.7 million for the second half of 2005 that includes the reversal of the $0.7 million benefit received in the first half of 2005. The Company expensed the initial $9.0 million of power supply costs above the amount

AVISTA CORPORATION

included in base retail rates during 2004, 2003 and 2002 ($4.5 million in 2002 due to mid-year implementation on July 1, 2002).

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Avista Utilities made its annual filing with the WUTC on March 30, 2005 related to $10.8 million of deferred power costs incurred for 2004. On June 29, 2005, the WUTC issued an order, which approved the recovery of the $10.8 million of deferred power costs incurred for 2004. In addition, on or before December 31, 2006, Avista Utilities will make a filing with the WUTC that will allow interested parties the opportunity to review and propose changes to the ERM.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense approved in the last Idaho general rate case. As disclosed at “General Rate Cases” above, in October 2004, the IPUC issued its final order with respect to general electric and natural gas rate cases filed by Avista Utilities in Idaho. The IPUC authorized the recovery of remaining deferred power costs over a two-year period through a PCA rate surcharge to customers that was reduced to 4.4 percent. The PCA surcharge was further reduced to 2.5 percent in April 2005 with the approval of the inclusion of the remaining interest in Coyote Springs 2 in base electric rates. The decrease in the PCA rate surcharge extends the recovery period of deferred power costs by an additional year.

The following table shows activity in deferred power costs for Washington and Idaho during 2004 and the six months ended June 30, 2005 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2003	$125,705	$30,285	$155,990
Activity from January 1 – December 31, 2004:
Power costs deferred	10,498	15,276	25,774
Unrealized gain on fuel contracts (1)	(3,139)	(1,596)	(4,735)
Interest and other net additions	6,354	532	6,886
Write-off of deferred power costs	—	(11,959)	(11,959)
Recovery of deferred power costs through retail rates	(26,210)	(23,040)	(49,250)

Deferred power costs as of December 31, 2004	113,208	9,498	122,706
Activity from January 1 – June 30, 2005:
Power costs deferred	—	(236)	(236)
Interest and other net additions	2,851	158	3,009
Recovery of deferred power costs through retail rates	(13,499)	(3,485)	(16,984)

Deferred power costs as of June 30, 2005	$102,560	$5,935	$108,495

(1)	Unrealized gains and losses on fuel contracts are not included in the ERM and PCA mechanism until the contracts are settled or realized.

Purchased Gas Adjustments

Natural gas commodity costs in excess of, or which fall below, the amount recovered in current retail rates are deferred and recovered or refunded as a pass-through to customers in future periods with applicable regulatory approval through adjustments to rates. Currently, purchased gas adjustments provide for the deferral and future recovery or refund of 100 percent of the difference between commodity costs and the amount recovered in current retail rates in Washington, Idaho and Oregon. On August 2, 2005, Avista Utilities filed a tariff revision in Oregon that, if approved, would provide for 100 percent recovery of known hedges. With respect to the unhedged portion of customer loads, the tariff provision would provide for the deferral and future recovery or refund of 90 percent of the difference between actual prices and the amount recovered in current retail rates effective October 1, 2005. The Company has hedged most of its natural gas load requirements in Oregon. During September through November of 2004, natural gas rate increases of 11.7 percent, 14.2 percent and 12.6 percent were approved and implemented in Washington, Idaho and Oregon, respectively. These natural gas rate increases are designed to pass through changes in purchased natural gas costs to customers with no change in Avista Utilities’ gross margin or net income. Total deferred natural gas costs were $26.4 million and $28.6 million as of June 30, 2005 and December 31, 2004, respectively.

AVISTA CORPORATION

Natural Gas Benchmark Mechanism

See “Natural Gas Benchmark Mechanism” in “Note 1 of the Notes to Consolidated Financial Statements” for a description of the Natural Gas Benchmark Mechanism and related Agency Agreement. Effective April 1, 2005, the Natural Gas Benchmark Mechanism and related Agency Agreement were terminated and the management of natural gas procurement functions was moved from Avista Energy back to Avista Utilities. This was required for Washington customers by WUTC orders issued over one year earlier, in February 2004, and Avista Utilities’ resulting transition plan approved by the WUTC in April 2004. The Company also elected to move these functions back to Avista Utilities for Idaho and Oregon natural gas customers.

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

In March 2003, the FERC policy staff issued its final report on its investigation of western energy markets. In the report, the FERC policy staff recommended the issuance of “show cause” orders to dozens of companies to respond to allegations of possible misconduct in the western energy markets during 2000 and 2001. Of the companies named in the March 2003 FERC policy staff report, Avista Corp. and Avista Energy were among the few that had already been subjects of a FERC investigation. In April 2004, the FERC approved an agreement that resolves the investigation of Avista Corp. and Avista Energy. Other parties filed requests for rehearing and filed motions to intervene in these proceedings. In April 2005, the FERC denied the requests for rehearing and motion to intervene in these proceedings; however, the other parties subsequently filed appeals with the United States Court of Appeals for the Ninth Circuit in response to the FERC’s denial of rehearing requests. See further information under “Federal Energy Regulatory Commission Inquiry” in “Note 11 of the Notes to Consolidated Financial Statements.”

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

Wholesale Energy Markets and Development of Regional Transmission Organizations

In July 2005, the FERC announced that it had officially abandoned its efforts commenced in 2002 to create revised wholesale power market rules. However, the FERC continues its efforts with respect to the formation of Regional Transmission Organizations. This could significantly change how transmission facilities are regulated and operated.

Avista Corp. has participated with other utilities in the western United States on the possible formation of a Regional Transmission Organization (RTO). Interim bylaws governing continuing developmental activities for this non-profit corporation, under the name Grid West, were adopted in December 2004. The next phase of the development of Grid West would be the establishment of a board of directors, which is currently planned for late 2005. Avista Corp. is also participating in concurrent discussions with the Transmission Improvements Group regarding the

AVISTA CORPORATION

enhancement of existing organizational structures to incorporate certain elements and functions that have been contemplated to be included in a RTO.

The final proposal for any RTO must be filed with the FERC and approved by the boards of directors of the filing companies and regulators in various states. The Company’s decision to move forward with the formation of any RTO serving the Pacific Northwest region, as well as the legal, financial and operating implications of such decisions, will ultimately depend on the terms and conditions related to the formation of the entities and conditions established in the regulatory approval processes. The Company cannot predict these implications.

Results of Operations

Contribution to Diluted Earnings per Common Share by Business Segments

The following table presents the contribution to diluted earnings per common share by business segments for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Avista Utilities	$0.38	$0.19	$0.76	$0.41
Energy Marketing and Resource Management	(0.01)	0.03	(0.18)	0.10
Avista Advantage	0.02	(0.01)	0.04	(0.01)
Other	(0.01)	—	(0.03)	(0.03)

Earnings per common share before cumulative effect of accounting change	0.38	0.21	0.59	0.47
Loss per common share from cumulative effect of accounting change	—	—	—	(0.01)

Total earnings per common share, diluted	$0.38	$0.21	$0.59	$0.46

Overall Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net income was $18.6 million for the three months ended June 30, 2005 compared to $10.1 million for the three months ended June 30, 2004. This increase was primarily due to the improved performance of Avista Utilities, as well as Avista Advantage. This was partially offset by a net loss for the Energy Marketing and Resource Management segment and the Other business segment.

Energy Marketing and Resource Management incurred a net loss of $0.3 million for the three months ended June 30, 2005 compared to net income of $1.5 million for the three months ended June 30, 2004. The net loss was primarily due to a net loss incurred at Avista Power related to planned maintenance at the Lancaster Project. Avista Energy incurred a net loss of less than $0.1 million for the second quarter of 2005.

Net income for Avista Utilities was $18.4 million for the three months ended June 30, 2005, compared to $9.1 million for the three months ended June 30, 2004. The increase reflects the positive effects of general rate increases implemented during the second half of 2004 in Washington and Idaho, the benefit of lower electric resource costs in 2005 under the Washington ERM dead band as compared to the expense of higher electric resource costs in 2004, as well as the $3.2 million pre-tax gain on the sale of Avista Utilities’ South Lake Tahoe natural gas distribution properties.

Net income for Avista Advantage was $0.9 million for the three months ended June 30, 2005 compared to a net loss of $0.4 million for the three months ended June 30, 2004. The change was primarily due to an increase in operating revenues from customer growth, as well as the settlement of an employment contract during the three months ended June 30, 2004.

The Other business segment incurred a net loss of $0.5 million for the three months ended June 30, 2005 compared to a net loss of $0.1 million for the three months ended June 30, 2004. The increase in the net loss was primarily due to the gain on the sale of non-operating assets during the three months ended June 30, 2004.

Total revenues increased $46.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Avista Utilities’ revenues increased $38.2 million due to increases in both electric and natural gas revenues. The increase in natural gas revenues was primarily due to increased natural gas wholesale sales and

AVISTA CORPORATION

natural gas rate increases implemented during 2004, partially offset by the sale of the South Lake Tahoe properties. The increase in electric revenues primarily reflects an increase in wholesale revenues and a slight increase in retail revenues. Revenues from Energy Marketing and Resource Management decreased $21.0 million primarily due to decreased revenues under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005, partially offset by increased revenues for Avista Energy Canada. Revenues from Avista Advantage increased $2.2 million to $7.7 million primarily as a result of customer growth.

Total resource costs increased $35.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Resource costs for Avista Utilities increased $25.6 million primarily due to an increase in purchased natural gas costs, as well as increased net amortization of deferred power costs. The increase in purchased natural gas costs was primarily due to an increase in prices. The increase in the net amortization of deferred power costs reflects lower electric resource costs as compared to the amount included in base retail rates and as such lower power cost deferrals. Avista Utilities’ resource costs reflect a positive benefit of $0.9 million of the $9.0 million dead band under the ERM in Washington for the second quarter of 2005, compared to expensing $2.7 million in the second quarter of 2004. This was due to lower actual electric resource costs, relative to the amount allowed in base retail rates, in 2005 as compared to higher electric resource costs in 2004. Resource costs for Energy Marketing and Resource Management decreased $17.6 million primarily due to decreased resource costs under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005, partially offset by increased resource costs for Avista Energy Canada.

Intersegment eliminations, which decrease both operating revenues and resource costs, were $27.5 million for the three months ended June 30, 2004. There were not any intersegment eliminations for operating revenues and resource costs for the three months ended June 30, 2005 as the Agency Agreement between Avista Utilities and Avista Energy was terminated effective April 1, 2005.

Administrative and general expenses increased $0.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to increased expenses for Avista Utilities, partially offset by decreased expenses for Energy Marketing and Resource Management and Avista Advantage. The increase for Avista Utilities was primarily due to an increase in incentive compensation. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expense. The decrease for Avista Advantage was due to the settlement of an employment contract during the three months ended June 30, 2004.

Depreciation and amortization increased $0.8 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due in part to utility plant additions at Avista Utilities and the resulting increase in depreciation expense.

Interest expense decreased $0.7 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to a decrease in the effective borrowing rate as a result of previous debt issuances and repurchases.

Other income-net decreased $0.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to decreased losses on certain investments during 2005 compared to gains in the prior period, as well as gains on the disposition of non-operating assets during the three months ended June 30, 2004. This was partially offset by an increase in interest income.

Income taxes increased $3.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to increased income before income taxes. The effective tax rate was 34.8 percent for the three months ended June 30, 2005 compared to 37.2 percent for the three months ended June 30, 2004. The decrease in the effective tax rate was partially due to tax credits for the Kettle Falls Plant that the Company began receiving the benefit from in 2005.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net income was $28.8 million for the six months ended June 30, 2005 compared to $22.4 million for the six months ended June 30, 2004. This increase was primarily due to the improved performance of Avista Utilities, as well as Avista Advantage. This was partially offset by a net loss for Avista Energy (Energy Marketing and Resource Management segment).

AVISTA CORPORATION

Energy Marketing and Resource Management incurred a net loss of $8.6 million for the six months ended June 30, 2005 compared to net income of $5.0 million for the six months ended June 30, 2004. The net loss for the six months ended June 30, 2005 was primarily due to losses in Avista Energy’s natural gas portfolio during the first quarter of 2005.

Net income for Avista Utilities was $37.4 million for the six months ended June 30, 2005, compared to $19.9 million for the six months ended June 30, 2004. The increase for Avista Utilities was primarily due to an increase in gross margin as a result of general rate increases and the benefit of lower electric resource costs in 2005 under the Washington ERM dead band as compared to the expense of higher electric resource costs in 2004, as well as the $3.2 million pre-tax gain from the sale of the South Lake Tahoe natural gas distribution properties in April 2005. This was partially offset by warmer weather in the Washington and Idaho service territories during the first quarter, which decreased use per customer.

Net income for Avista Advantage was $1.7 million for the six months ended June 30, 2005 compared to a net loss of $0.4 million for the six months ended June 30, 2004. The change was primarily due to an increase in operating revenues from customer growth, as well as the settlement of an employment contract during the six months ended June 30, 2004.

The Other business segment incurred a net loss of $1.7 million for the six months ended June 30, 2005 compared to a net loss of $1.8 million (excluding the cumulative effect of accounting change) for the six months ended June 30, 2004.

Total revenues increased $65.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Avista Utilities’ revenues increased $67.9 million due to increases in both electric and natural gas revenues. The increase in natural gas revenues was primarily due to increased natural gas wholesale sales and natural gas rate increases implemented during 2004. The increase in electric revenues primarily reflects an increase in wholesale revenues and a slight increase in retail revenues, partially offset by a decrease in sales of fuel. Revenues from Energy Marketing and Resource Management decreased $73.5 million primarily due to decreased revenues under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005, and decreased net trading margin on contracts accounted for under SFAS No. 133, partially offset by increased revenues for Avista Energy Canada. Revenues from Avista Advantage increased $4.2 million to $14.9 million primarily as a result of customer growth.

Total resource costs increased $54.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Resource costs for Avista Utilities increased $38.7 million primarily due to an increase in purchased natural gas costs, as well as net amortization of deferred natural gas costs for the six months ended June 30, 2005 compared to net deferrals for the six months ended June 30, 2004. The increase in purchased natural gas costs was primarily due to an increase in prices. Avista Utilities’ resource costs reflect a positive benefit of $0.7 million of the $9.0 million dead band under the ERM in Washington for the first half of 2005, compared to expensing the entire $9.0 million in the first half of 2004. This was due to lower actual electric resource costs, relative to the amount allowed in base retail rates, in 2005 as compared to higher electric resource costs in 2004. Resource costs for Energy Marketing and Resource Management decreased $51.6 million primarily due to decreased resource costs under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005, partially offset by increased resource costs for Avista Energy Canada.

Intersegment eliminations, which decrease both operating revenues and resource costs, were $19.4 million for the six months ended June 30, 2005 compared to $86.7 million for the six months ended June 30, 2004, representing decreased purchases of natural gas as the Agency Agreement between Avista Utilities and Avista Energy was terminated effective April 1, 2005.

Operations and maintenance expenses increased $1.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to increased costs for Avista Advantage. The increased costs for Avista Advantage primarily reflects increased labor costs necessary to service an expanding customer base.

Administrative and general expenses decreased $0.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to decreased expenses for Energy Marketing and Resource Management, Avista Advantage and the Other business segment, partially offset by an increase for Avista Utilities. The decrease for Energy Marketing and Resource Management was primarily a result of decreased compensation expense. The decrease for Avista Advantage was due to the settlement of an employment contract during the six

AVISTA CORPORATION

months ended June 30, 2004. The decrease for the Other business segment was due to the accrual of an environmental liability during the six months ended June 30, 2004. The increase for Avista Utilities was primarily due to an increase in incentive compensation.

Depreciation and amortization increased $5.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due in part to utility plant additions at Avista Utilities and the resulting increase in depreciation expense. This was also due to a correction at Avista Utilities for overstated depreciation expense in prior periods recorded during the first quarter of 2004.

Interest expense decreased $1.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to a decrease in the effective borrowing rate as a result of previous debt issuances and repurchases.

Other income-net decreased $0.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to decreased interest income and increased losses on certain investments, as well as gains on the disposition of non-operating assets during the six months ended June 30, 2004.

Income taxes increased $1.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to increased income before income taxes. The effective tax rate was 36.8 percent for the six months ended June 30, 2005 compared to 39.9 percent for the six months ended June 30, 2004. The decrease in the effective tax rate was partially due to tax credits for the Kettle Falls Plant that the Company began receiving the benefit from in 2005.

During the six months ended June 30, 2004, the Other business segment recorded as a cumulative effect of accounting change a charge of $0.5 million related to the implementation of FIN 46, which required Avista Ventures to consolidate several minor entities.

Avista Utilities

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net income for Avista Utilities was $18.4 million for the three months ended June 30, 2005 compared to $9.1 million for the three months ended June 30, 2004. Avista Utilities’ income from operations was $48.9 million for the three months ended June 30, 2005 compared to $35.7 million for the three months ended June 30, 2004. This increase was primarily a result of increased gross margin (operating revenues less resource costs) due to general rate increases and the benefit of lower electric resource costs in 2005 under the Washington ERM dead band as compared to the expense of higher electric resource costs in 2004, as well as the $3.2 million pre-tax gain related to the sale of the South Lake Tahoe natural gas distribution properties.

The following table presents Avista Utilities’ gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2005	2004	2005	2004	2005	2004
Operating revenues	$168,746	$151,549	$69,573	$48,598	$238,319	$200,147
Resource costs	63,034	56,533	49,688	30,591	112,722	87,124

Gross margin	$105,712	$95,016	$19,885	$18,007	$125,597	$113,023

Avista Utilities’ operating revenues increased $38.2 million and resource costs increased $25.6 million, which resulted in an increase of $12.6 million in gross margin for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The gross margin on electric sales increased $10.7 million and the gross margin on natural gas sales increased $1.9 million. The increase in electric gross margin was partially due to the Idaho electric general rate increase implemented in September 2004, as well as customer growth. The increase in electric gross margin was also due to a decrease in electric resource costs as compared to the amount included in base retail rates and the benefit of $0.9 million of power supply costs in Washington below the amount included in base retail rates during the second quarter of 2005, compared to the expense of $2.7 million of power supply costs exceeding the amount included in base retail rates for the second quarter of 2004. This was primarily a result of improved hydroelectric generation from earlier-than-normal runoff due to warmer weather in the first quarter and increased precipitation during the second quarter of 2005. In addition, total retail loads were less than expected and Avista Utilities optimized its available resources through increased sales in the wholesale market. The increase in the gross margin on natural gas sales was primarily due to the Idaho natural gas general rate increase implemented in

AVISTA CORPORATION

September 2004 and the Washington natural gas general rate increase implemented in November 2004, as well as customer growth in Washington, Idaho and Oregon. The effects of general rate increases and customer growth were partially offset by the sale of the South Lake Tahoe properties in April 2005.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2005	2004	2005	2004
Residential	$42,084	$41,718	681	659
Commercial	48,826	48,703	715	689
Industrial	23,221	23,128	528	527
Public street and highway lighting	1,241	1,202	6	6

Total retail	115,372	114,751	1,930	1,881
Wholesale	32,743	15,388	864	533
Sales of fuel	16,606	16,328	—	—
Other	4,025	5,082	—	—

Total	$168,746	$151,549	2,794	2,414

Retail electric revenues increased $0.6 million for the three months ended June 30, 2005 from the three months ended June 30, 2004. This increase was primarily due to an increase in total MWhs sold (increased revenues $2.9 million), partially offset by a decrease in revenue per MWh (decreased revenues $2.3 million). The increase in total MWhs sold was primarily due to customer growth and partially due to colder weather. Total heating degree days at Spokane, Washington for the three months ended June 30, 2005 increased as compared to the three months ended June 30, 2004 with both periods warmer than normal. As such, electric loads and revenues were positively affected by weather when comparing 2005 and 2004 results. In September 2004, a general electric rate increase was implemented in Idaho. However, this was almost entirely offset by a decrease in the PCA surcharge, such that the net increase in rates to Idaho customers was only 1.9 percent. Although the general rate case increased gross margin, income from operations and net income, it did not have a significant effect on operating revenues for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Wholesale electric revenues increased $17.4 million primarily due to an increase in wholesale sales volumes and partially due to an increase in wholesale sales prices. The increase in wholesale sales volumes reflects added generation capacity, increased runoff to hydroelectric generating assets and lower than anticipated retail loads, which resulted in excess resources that were sold in the wholesale market.

Other electric revenues decreased $1.1 million primarily as a result of decreased transmission revenues.

The following table presents Avista Utilities’ natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2005	2004	2005	2004
Residential	$33,381	$28,758	29,035	29,205
Commercial	17,397	14,901	17,710	17,630
Industrial	1,896	1,772	2,341	2,634

Total retail	52,674	45,431	49,086	49,469
Wholesale	13,676	18	22,687	35
Transportation	2,222	2,289	38,374	36,152
Other	1,001	860	97	420

Total	$69,573	$48,598	110,244	86,076

Natural gas revenues increased $21.0 million for the three months ended June 30, 2005 from the three months ended June 30, 2004 due to an increase in both wholesale and retail natural gas revenues. The increase in wholesale revenues reflects sales of excess resources acquired as part of the natural gas procurement process that was implemented at Avista Utilities effective April 1, 2005 with the termination of the Agency Agreement with Avista Energy. The $7.2 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $7.6 million), partially offset by a decrease in volumes (decreased revenues $0.4 million). During September through November of 2004, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. In September 2004, a general natural gas rate increase was implemented

AVISTA CORPORATION

in Idaho. In November 2004, a general natural gas rate increase was implemented in Washington. The decrease in total therms sold was primarily due to the sale of the South Lake Tahoe operations, partially offset by customer growth and colder weather in the Washington, Idaho and Oregon service territories.

The following table presents Avista Utilities’ average number of electric and natural gas customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2005	2004	2005	2004
Residential	292,638	286,977	264,174	267,333
Commercial	37,150	36,605	31,587	31,861
Industrial	1,412	1,411	306	310
Public street and highway lighting	418	419	—	—

Total retail	331,618	325,412	296,067	299,504
Wholesale	45	40	14	1
Transportation	—	—	99	89

Total customers	331,663	325,452	296,180	299,594

The following table presents Avista Utilities’ heating degree days for the three months ended June 30:

	2005	2004
Heating degree days (1):
Spokane, Washington actual	929	900
Spokane, Washington 30 year average (2)	1,044	1,044
Percentage of average	89%	86%
Medford, Oregon actual	644	489
Medford, Oregon 30 year average (2)	704	704
Percentage of average	91%	69%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the three months ended June 30 (dollars in thousands):

	2005	2004
Electric resource costs:
Power purchased	$25,228	$24,767
Power cost amortizations, net of deferrals	7,726	1,674
Fuel for generation	13,004	4,569
Other fuel costs	16,393	20,680
Other regulatory amortizations, net	(1,434)	21
Other electric resource costs	2,117	4,822

Total electric resource costs	63,034	56,533

Natural gas resource costs:
Natural gas purchased	53,516	32,467
Natural gas deferrals, net of amortization	(4,370)	(2,586)
Other regulatory amortizations, net	542	710

Total natural gas resource costs	49,688	30,591

Total resource costs	$112,722	$87,124

Power purchased for the three months ended June 30, 2005 increased $0.5 million compared to the three months ended June 30, 2004 due to an increase in the volume of power purchases (increased costs $0.8 million), partially offset by a decrease in the price of power purchases (decreased costs $0.3 million).

Net amortization of deferred power costs was $7.7 million for the three months ended June 30, 2005 compared to $1.7 million for the three months ended June 30, 2004. During the three months ended June 30, 2005, Avista Utilities recovered (collected as revenue) $5.9 million of previously deferred power costs in Washington and $1.3

AVISTA CORPORATION

million in Idaho. There was a decrease in the recovery of previously deferred power costs in Idaho as compared to the three months ended June 30, 2004, which was primarily due to the reduction of the PCA rate surcharge in the Idaho general rate case. During the three months ended June 30, 2005, Avista Utilities deferred $0.5 million of power costs below the amount included in base retail rates in Idaho. Avista Utilities did not defer any power costs in Washington during the three months ended June 30, 2005 as power costs were below the amount included in base retail rates and within the $9.0 million threshold.

Fuel for generation for the three months ended June 30, 2005 increased $8.4 million compared to the three months ended June 30, 2004 due to an increase in fuel prices and greater use of thermal generation, including the addition of the remaining interest in Coyote Springs 2.

Other fuel costs for the three months ended June 30, 2005 decreased $4.3 million compared to the three months ended June 30, 2004. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Revenues from selling the natural gas exceeded other fuel costs. This excess revenue is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to a greater percentage of fuel used in generation.

The expense for natural gas purchased for the three months ended June 30, 2005 increased $21.0 million compared to the three months ended June 30, 2004 due to an increase in the cost of natural gas (increased costs $4.9 million) and an increase in total therms purchased (increased costs $16.1 million). The increase in total therms purchased is consistent with an increase in wholesale sales. During the three months ended June 30, 2005, Avista Utilities had $4.4 million of net deferrals of natural gas costs compared to $2.6 million of net deferrals for the three months ended June 30, 2004, reflecting higher natural gas prices.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net income for Avista Utilities was $37.4 million for the six months ended June 30, 2005 compared to $19.9 million for the six months ended June 30, 2004. Avista Utilities’ income from operations was $100.5 million for the six months ended June 30, 2005 compared to $75.4 million for the six months ended June 30, 2004. This increase was primarily a result of increased gross margin (operating revenues less resource costs) due to general rate increases, the benefit of lower electric resource costs in 2005 under the Washington ERM dead band as compared to the expense of higher electric resource costs in 2004 and customer growth, as well as the $3.2 million pre-tax gain related to the sale of Avista Utilities’ South Lake Tahoe natural gas distribution properties. This was partially offset by decreased use per customer in the Washington and Idaho service territories due to warmer weather during the first quarter of 2005 as compared to the first quarter of 2004, as well as an increase in depreciation expense.

The following table presents Avista Utilities’ gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2005	2004	2005	2004	2005	2004
Operating revenues	$345,792	$323,515	$212,243	$166,636	$558,035	$490,151
Resource costs	142,951	142,197	151,484	113,571	294,435	255,768

Gross margin	$202,841	$181,318	$60,759	$53,065	$263,600	$234,383

Avista Utilities’ operating revenues increased $67.9 million and resource costs increased $38.7 million, which resulted in an increase of $29.2 million in gross margin for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The gross margin on electric sales increased $21.5 million and the gross margin on natural gas sales increased $7.7 million. The increase in electric gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates and the benefit of $0.7 million of power supply costs in Washington below the amount included in base retail rates during the first half of 2005, compared to the expense of $9.0 million of power supply costs exceeding the amount included in base retail rates for the first half of 2004. This was primarily a result of improved hydroelectric generation from earlier-than-normal runoff due to warmer weather in the first quarter and increased precipitation during the second quarter of 2005. In addition, total retail loads were less than expected and Avista Utilities optimized its available resources through increased sales in the wholesale market. The increase in electric gross margin was also due to the Idaho electric general rate increase implemented in September 2004 as well as customer growth, partially offset by warmer weather during the first quarter of 2005 as compared to the first quarter of 2004. The increase in the gross margin on natural gas sales was primarily due to the Idaho natural gas general rate increase implemented in September 2004 and the Washington natural gas general rate increase implemented in November 2004, colder weather in the Oregon service territory, as well as customer growth. The effects of general rate increases and customer growth were partially offset

AVISTA CORPORATION

by warmer weather in the Washington and Idaho service territories during the first quarter of 2005 and the sale of the South Lake Tahoe distribution properties in April 2005.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2005	2004	2005	2004
Residential	$104,834	$104,450	1,690	1,653
Commercial	98,798	98,412	1,448	1,405
Industrial	45,117	44,345	1,029	1,025
Public street and highway lighting	2,470	2,406	13	13

Total retail	251,219	249,613	4,180	4,096
Wholesale	60,477	25,502	1,362	753
Sales of fuel	26,253	39,357	—	—
Other	7,843	9,043	—	—

Total	$345,792	$323,515	5,542	4,849

Retail electric revenues increased $1.6 million for the six months ended June 30, 2005 from the six months ended June 30, 2004. This increase was primarily due to an increase in total MWhs sold (increased revenues $5.0 million), partially offset by a decrease in revenue per MWh (decreased revenues $3.4 million). The increase in total MWhs sold was primarily due to customer growth, partially offset by warmer weather. Total heating degree days at Spokane, Washington for the six months ended June 30, 2005 decreased as compared to the six months ended June 30, 2004 with both periods warmer than normal. As such, electric loads and revenues were negatively affected by weather when comparing 2005 and 2004 results. In September 2004, a general electric rate increase was implemented in Idaho. However, this was almost entirely offset by a decrease in the PCA surcharge, such that the net increase in rates to Idaho customers was only 1.9 percent. Although the general rate case increased gross margin, income from operations and net income, it did not have a significant effect on operating revenues for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Wholesale electric revenues increased $35.0 million primarily due to an increase in wholesale sales volumes and partially due to an increase in wholesale sales prices. The increase in wholesale sales volumes reflects added generation capacity, earlier-than-normal runoff to hydroelectric generating assets and lower than anticipated retail loads, which resulted in excess resources that were sold in the wholesale market.

Sales of fuel decreased $13.1 million as a greater percentage of fuel purchases were used in generation. Sales of fuel represents natural gas that was not used for generation when electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units.

The following table presents Avista Utilities’ natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2005	2004	2005	2004
Residential	$122,155	$102,666	113,441	113,239
Commercial	64,498	53,800	67,068	66,562
Industrial	5,215	4,083	6,428	6,113

Total retail	191,868	160,549	186,937	185,914
Wholesale	13,790	116	22,898	245
Transportation	4,433	4,288	83,173	77,368
Other	2,152	1,683	329	843

Total	$212,243	$166,636	293,337	264,370

Natural gas revenues increased $45.6 million for the six months ended June 30, 2005 from the six months ended June 30, 2004 primarily due to an increase in retail natural gas revenues and partially due to an increase in wholesale natural gas revenues. The increase in wholesale revenues reflects sales of excess resources acquired as part of the natural gas procurement process that was implemented at Avista Utilities effective April 1, 2005. The $31.3 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $30.3 million) and partially due to an increase in volumes (increased revenues $1.0 million). During September through

AVISTA CORPORATION

November of 2004, retail rates for natural gas were increased in response to an increase in current and projected natural gas costs. In September and November 2004, general natural gas rate increases were implemented in Idaho and Washington, respectively. The increase in total therms sold was primarily due to customer growth and colder weather in the Oregon service territory, partially offset by warmer weather in the Washington and Idaho service territories and the sale of the South Lake Tahoe properties.

The following table presents Avista Utilities’ average number of electric and natural gas customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2005	2004	2005	2004
Residential	292,774	287,259	269,958	267,490
Commercial	37,178	36,586	32,073	31,855
Industrial	1,411	1,412	307	310
Public street and highway lighting	416	422	—	—

Total retail	331,779	325,679	302,338	299,655
Wholesale	44	39	7	1
Transportation	—	—	91	83

Total customers	331,823	325,718	302,436	299,739

The following table presents Avista Utilities’ heating degree days for the six months ended June 30:

	2005	2004
Heating degree days (1):
Spokane, Washington actual	3,610	3,703
Spokane, Washington 30 year average (2)	3,919	3,919
Percentage of average	92%	94%
Medford, Oregon actual	2,444	2,160
Medford, Oregon 30 year average (2)	2,668	2,668
Percentage of average	92%	81%

(1)	Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of the high and low temperatures for a day falls below 65 degrees Fahrenheit (degree days below historic indicate warmer than average temperatures).

(2)	Computed for the period from 1971 through 2000.

The following table presents Avista Utilities’ resource costs for the six months ended June 30 (dollars in thousands):

	2005	2004
Electric resource costs:
Power purchased	$65,159	$66,954
Power cost amortizations, net of deferrals	17,221	12,081
Fuel for generation	35,459	11,527
Other fuel costs	24,978	44,995
Other regulatory amortizations, net	(3,863)	(619)
Other electric resource costs	3,997	7,259

Total electric resource costs	142,951	142,197

Natural gas resource costs:
Natural gas purchased	147,589	118,887
Natural gas amortizations (deferrals), net	1,792	(7,798)
Other regulatory amortizations, net	2,103	2,482

Total natural gas resource costs	151,484	113,571

Total resource costs	$294,435	$255,768

Power purchased for the six months ended June 30, 2005 decreased $1.8 million compared to the six months ended June 30, 2004 due to a decrease in the volume of power purchases (decreased costs $2.6 million), partially offset by an increase in the price of power purchases (increased costs $0.8 million). The decrease in the volume of power purchases was primarily due to increased hydroelectric and thermal generation. As such, Avista Utilities purchased less power on the wholesale market to meet its load requirements.

AVISTA CORPORATION

Net amortization of deferred power costs was $17.2 million for the six months ended June 30, 2005 compared to $12.1 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, Avista Utilities recovered (collected as revenue) $13.5 million of previously deferred power costs in Washington and $3.5 million in Idaho. There was a decrease in the recovery of previously deferred power costs in Idaho as compared to the six months ended June 30, 2004, which was primarily due to the reduction of the PCA rate surcharge in the Idaho general rate case. During the six months ended June 30, 2005, Avista Utilities deferred $0.2 million of power costs below the amount included in base retail rates in Idaho. Avista Utilities did not defer any power costs in Washington during the six months ended June 30, 2005 as power costs were below the amount included in base retail rates and within the $9.0 million threshold.

Fuel for generation for the six months ended June 30, 2005 increased $23.9 million compared to the six months ended June 30, 2004 due to an increase in fuel prices and greater use of thermal generation, including the addition of the remaining interest in Coyote Springs 2.

Other fuel costs for the six months ended June 30, 2005 decreased $20.0 million compared to the six months ended June 30, 2004. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Revenues from selling the natural gas exceeded other fuel costs. This excess revenue is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to a greater percentage of fuel used in generation.

The expense for natural gas purchased for the six months ended June 30, 2005 increased $28.7 million compared to the six months ended June 30, 2004 due to an increase in the cost of natural gas (increased costs $13.7 million) and an increase in total therms purchased (increased costs $15.0 million). The increase in total therms purchased is consistent with an increase in wholesale sales. During the six months ended June 30, 2005, Avista Utilities had $1.8 million of net amortization of natural gas costs compared to $7.8 million of net deferrals for the six months ended June 30, 2004. The change reflects the net recovery of deferred natural gas costs from customers during the first half of 2005 compared to net deferrals during the first half of 2004.

Energy Marketing and Resource Management

Energy Marketing and Resource Management includes the results of Avista Energy and Avista Power.

Avista Energy’s earnings are primarily derived from the following activities:

•	Optimization of generation assets owned by other entities.

•	Capturing price differences between commodities (spark spread) by converting natural gas into electricity through the power generation process.

•	Purchasing and storing natural gas for later sales to seek gains from seasonal price variations and demand peaks.

•	Transmitting electricity and transporting natural gas between locations, including moving energy from lower priced/demand regions to higher priced/demand markets and hub locations within the WECC.

•	Taking speculative positions on future price movements within established risk management policies.

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

The following table presents Avista Energy’s net realized gains and net unrealized gains (losses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net realized gains	$3,565	$17,206	$12,493	$20,554
Net unrealized gains (losses)	208	(10,002)	(17,304)	(3,444)

Total gross margin (operating revenues less resource costs)	$3,773	$7,204	$(4,811)	$17,110

Energy Marketing and Resource Management’s net loss was $0.3 million for the three months ended June 30, 2005, compared to net income of $1.5 million for the three months ended June 30, 2004. Energy Marketing and Resource Management’s net loss was $8.6 million for the six months ended June 30, 2005, compared to net income of $5.0 million for the six months ended June 30, 2004.

AVISTA CORPORATION

The net loss for the second quarter of 2005 was primarily due to a net loss incurred at Avista Power related to planned maintenance at the Lancaster Project. Avista Energy incurred a net loss of less than $0.1 million for the second quarter of 2005. The second quarter is historically a low earnings quarter for Avista Energy due to the difficulty in recovering demand charges that it pays for thermal generation it controls through a power purchase agreement related to the Lancaster Project. Because of the availability of relatively low cost hydroelectric generation during the period, sales of energy from thermal generation are generally lower this time of year than during other time periods. The net loss was decreased by the effects of differences between the economic management and the required accounting for certain energy contracts and physical assets under management as further discussed below.

The net loss for the six months ended June 30, 2005 was due to losses in Avista Energy’s natural gas portfolio, primarily during the first quarter. The net loss was increased by the effects of differences between the economic management and the required accounting for certain energy contracts and physical assets under management as further discussed below.

Increases in natural gas prices had an overall negative effect on Avista Energy’s results for the six months ended June 30, 2005. As markets moved counter to certain contracts, Avista Energy acted to adjust its position consistent with established risk management policies. This reduced the market risk; however, it had the effect of locking in losses on certain natural gas positions that were recorded during the first quarter.

Avista Energy continued to produce positive results on the power side of its business, which includes marketing and managing the output and availability of generation assets owned by other entities.

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

Avista Energy is affected by earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. Avista Energy economically hedges the value of natural gas storage with financial and physical sales, effectively locking in a margin on storage. However, accounting rules require the natural gas storage to be carried at the lower of cost or market, while the forward sales contracts (which are derivatives) are marked-to-market using forward price curves. Changes in forward price curves result in income or losses on the derivative sales contracts, but do not affect the recorded values for natural gas inventory. Therefore, if Avista Energy enters into a forward contract to sell natural gas as a hedge against the value of natural gas in storage, and market prices subsequently increase, a loss is recorded in net income. While the market value of the natural gas inventory has also increased, the natural gas inventory remains valued at the lower of cost or market value. During the six months ended June 30, 2005, increases in the market price of natural gas and changes in inventory balances had a negative effect on net income of $3.7 million with respect to Avista Energy’s economic management of natural gas inventory. During the six months ended June 30, 2004, this activity and changes in natural gas prices had a negative effect on net income of $0.8 million. During the second quarter of 2005, changes in the market price of natural gas and changes in inventory balances had a positive effect on net income of $0.3 million with respect to Avista Energy’s economic management of natural gas inventory. During the second quarter of 2004, this activity and changes in natural gas prices had a negative effect on net income of $1.6 million. The difference should reverse when the transactions are settled or the natural gas has been withdrawn from storage. However, the difference could increase or decrease prior to the settlement of the transactions depending on the volatility of commodity prices. Based on natural gas prices, Avista Energy may elect not to withdraw its natural gas inventory until the first quarter of 2006 or later.

Avista Energy controls natural gas-fired generation through a power purchase agreement related to the Lancaster Project. The power purchase agreement gives Avista Energy the right to purchase natural gas for generation, and

AVISTA CORPORATION

convert to electricity for a fixed fee. Avista Energy has economically hedged the value of this power purchase agreement by entering into contracts to buy and sell natural gas and electricity during certain time periods in the future. Although the power purchase agreement is not a derivative and not marked-to-market, the contracts to buy and sell natural gas and electricity are derivatives that are recorded at estimated market value. Where possible, Avista Energy has designated the natural gas and electricity contracts as accounting hedges in accordance with SFAS No. 133 in order to reduce the earnings volatility associated with these combinations of accounting treatments. However, not all of these contracts qualify for hedge accounting. Avista Energy will continue to recognize changes in fair value of those contracts in earnings as unrealized gains and losses. In addition, the ineffective portion of the change in the forward value of qualifying hedges will continue to be recognized in earnings. Similar to natural gas inventory, the power purchase agreement is managed as if it is recorded at estimated market value. During the six months ended June 30, 2005, changes in natural gas and electricity prices for the future delivery periods in which the contract had been economically hedged (but not hedged in accordance with SFAS No. 133) had a positive effect on net income of approximately $0.1 million. During the six months ended June 30, 2004, this activity and changes in prices had a negative effect on net income of approximately $0.5 million. During the second quarter of 2005, changes in natural gas and electricity prices for the future delivery periods in which the contract had been economically hedged (but not hedged in accordance with SFAS No. 133) had a positive effect on net income of approximately $1.6 million. During the second quarter of 2004, this activity and changes in prices had a positive effect on net income of approximately $0.4 million.

Analysis of operating revenues, resource costs and gross margin for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Operating revenues decreased $21.0 million and resource costs decreased $17.6 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 resulting in a decrease in gross margin of $3.4 million. Avista Energy’s gross margin (operating revenues less resource costs) was a gain of $3.8 million for the three months ended June 30, 2005 compared to a gain of $7.2 million for the three months ended June 30, 2004. The decrease in gross margin was due to a decrease in both power and natural gas trading margins, partially offset by the positive effects of accounting for certain contracts and physical assets under management described above.

Net realized gains decreased to $3.6 million for the three months ended June 30, 2005 from $17.2 million for the three months ended June 30, 2004. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was primarily due to a decrease in the net gains on settled financial transactions and physical electric transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized gain of $0.2 million for the three months ended June 30, 2005 compared to a net unrealized loss of $10.0 million for the three months ended June 30, 2004.

Analysis of operating revenues, resource costs and gross margin for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Operating revenues decreased $73.5 million and resource costs decreased $51.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 resulting in a decrease in gross margin of $21.9 million. Avista Energy’s gross margin (operating revenues less resource costs) was a loss of $4.8 million for the six months ended June 30, 2005 compared to a gain of $17.1 million for the six months ended June 30, 2004. The decrease in gross margin was primarily due to the increase in natural gas prices and the resulting impact on Avista Energy’s natural gas positions, including the effect on the accounting for natural gas storage described above.

Net realized gains decreased to $12.5 million for the six months ended June 30, 2005 from $20.6 million for the six months ended June 30, 2004. Net realized gains represent the net gains on contracts that have settled. The decrease in net realized gains was due to increased net losses on physical natural gas transactions and decreased net gains on physical electric transactions, partially offset by increased net gains on settled financial transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $17.3 million for the six months ended June 30, 2005 compared to a net unrealized loss of $3.4 million for the six months ended June 30, 2004. The net unrealized loss for the six months ended June 30, 2005 was primarily due to realization of physical electric transactions and natural gas price movements that were unfavorable to Avista Energy’s positions. During the six months ended June 30, 2005, the change in the total net unrealized gain attributable to market prices and other market changes was a loss of $2.8 million, a decrease from a gain of $14.2 million for the six months ended June 30, 2004.

AVISTA CORPORATION

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the six months ended June 30, 2005 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2004	$58,965	$11,341	$70,306
Less contracts settled during 2005 (1)	(32,184)	19,690	(12,494)
Fair value of new contracts when entered into during 2005 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	18,070	(20,911)	(2,841)

Fair value of contracts as of June 30, 2005	$44,851	$10,120	$54,971

(1)	Contracts settled during the six months ended June 30, 2005 include those contracts that were open in 2004 but settled during the six months ended June 30, 2005 as well as new contracts entered into and settled during the six months ended June 30, 2005. Amount represents net realized gains associated with these settled transactions.

(2)	Avista Energy did not enter into any origination transactions during the six months ended June 30, 2005 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the six months ended June 30, 2005, Avista Energy did not experience a change in fair value as a result of changes in valuation techniques.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of June 30, 2005 (dollars in thousands):

	Less than one year	Greater than one and less than three years	Greater than three and less than five years	Greater than five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$32,068	$20,423	$—	$—	$52,491
Fair value based on valuation models (2)	(1,610)	(1,992)	14,046	(18,084)	(7,640)

Total electric assets (liabilities), net	$30,458	$18,431	$14,046	$(18,084)	$44,851

Natural gas assets (liabilities), net
Prices from other external sources (1)	$5,023	$7,161	$—	$—	$12,184
Fair value based on valuation models (3)	(1,980)	(231)	147	—	(2,064)

Total natural gas assets (liabilities), net	$3,043	$6,930	$147	$—	$10,120

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. These market quotes are used through 36 months.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on-line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices, as well as basis spreads using historical and broker estimates.

AVISTA CORPORATION

Avista Advantage

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net income for Avista Advantage was $0.9 million for the three months ended June 30, 2005 compared to a net loss of $0.4 million for the three months ended June 30, 2004. Operating revenues for Avista Advantage increased $2.2 million and operating expenses increased $0.2 million as compared to the three months ended June 30, 2004. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage had a 40 percent increase in the number of billed sites as of June 30, 2005 as compared to June 30, 2004. The increase in operating expenses over 2004 primarily reflects increased labor costs necessary to serve an expanding customer base, partially offset by increased efficiencies and the settlement of an employment contract during 2004. Avista Advantage’s cost of processing a bill decreased 6 percent for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net income for Avista Advantage was $1.7 million for the six months ended June 30, 2005 compared to a net loss of $0.4 million for the six months ended June 30, 2004. Operating revenues for Avista Advantage increased $4.2 million and operating expenses increased $0.8 million as compared to the six months ended June 30, 2004. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. The increase in operating expenses over 2004 primarily reflects increased labor costs necessary to serve an expanding customer base, partially offset by increased efficiencies and the settlement of an employment contract during 2004.

Other

The Other business segment includes Avista Ventures (including AM&D), Pentzer, Avista Development and certain other operations of Avista Capital.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

The net loss from this business segment was $0.5 million for the three months ended June 30, 2005 compared to a net loss of $0.1 million for the three months ended June 30, 2004. The increase in the net loss was primarily due to the gain on sale of non-operating assets during the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

The net loss from this business segment was $1.7 million for the six months ended June 30, 2005 compared to a net loss of $1.8 million (excluding the cumulative effect of accounting change) for the six months ended June 30, 2004. The decrease in the net loss was primarily due to a decrease in losses on certain investments of Avista Ventures not related to AM&D and the accrual of an environmental liability during the first half of 2004. This was partially offset by an increase in the net loss for AM&D, which was $0.6 million for the six months ended June 30, 2005 compared to $0.3 million for the six months ended June 30, 2004.

New Accounting Standards

See “Note 2 of the Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances based on the judgment of the Company’s management. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2004 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2005, positive cash flows from operations of $88.7 million, proceeds from the sale of the Company’s South Lake Tahoe natural gas distribution properties of $15.6 million and an overall reduction in the Company’s consolidated cash position of $15.9 million were used to fund the majority of the Company’s cash requirements, including utility capital expenditures of $115.3 million and dividends of $13.1 million. The amount outstanding under Avista Corp.’s five-year $350.0 million committed line of credit increased from $68.0 million to $108.0 million during the six months ended June 30, 2005 to primarily fund $26.0 million of debt redemptions and $8.9 million of debt maturities.

Operating Activities Net cash provided by continuing operating activities was $88.7 million for the six months ended June 30, 2005 compared to $97.1 million for the six months ended June 30, 2004. Power and natural gas cost amortizations, net of deferrals, were $18.7 million for the six months ended June 30, 2005 compared to $4.3 million for the six months ended June 30, 2004. This was primarily due to decreased deferrals of power costs (and a corresponding decrease in cash paid for electric resources) and increased amortization of natural gas costs (and a corresponding increase in cash received from customers), partially offset by decreased amortization of deferred power costs (and a corresponding decrease in cash received from customers). The amortization of deferred power and natural gas costs is substantially matched by an increase in cash revenues collected from customers. Increases in cash resource costs paid for power and natural gas costs are substantially matched by additions to deferred power and natural gas costs. Net cash used in working capital components was $11.0 million for the six months ended June 30, 2005, compared to net cash provided of $8.6 million for the six months ended June 30, 2004. The net cash used during the six months ended June 30, 2005 primarily reflects a decrease in accounts payable (representing cash paid to vendors), a net decrease in the balance outstanding under the Company’s revolving accounts receivable sales facility, an increase in natural gas inventory, a decrease in other current liabilities and an increase in cash deposits with counterparties. This was partially offset by a decrease in accounts receivable (representing cash received from customers), a decrease in other current assets and an increase in deposits from counterparties (representing cash received from counterparties). The net cash provided for the six months ended June 30, 2004 primarily reflects a net decrease in accounts receivable (representing cash received from customers). This was partially offset by a net decrease in deposits from counterparties (representing the return of collateral funds), a net decrease in accounts payable (representing cash paid to vendors) and a net decrease in the balance outstanding under the Company’s revolving accounts receivable sales facility. Significant changes in non-cash items included a $13.9 million change in energy commodity assets and liabilities, representing the change from an unrealized loss of $3.4 million on energy trading activities for Avista Energy for the six months ended June 30, 2004 to an unrealized loss of $17.3 million for the six months ended June 30, 2005.

Investing Activities Net cash used in continuing investing activities was $96.8 million for the six months ended June 30, 2005, an increase compared to $70.6 million for the six months ended June 30, 2004. The increase was primarily due to an increase in utility property capital expenditures, including $57.5 million for the purchase of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2, partially offset by a change in restricted cash. The total acquisition cost of $62.5 million includes $5.0 million paid in 2004. During the six months ended June 30, 2005, the Company received $15.6 million for the sale of its South Lake Tahoe natural gas distribution properties.

Financing Activities Net cash used in continuing financing activities was $7.7 million for the six months ended June 30, 2005 compared to $21.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, short-term borrowings increased $40.0 million, which reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. During the six months ended June 30, 2005, Avista Corp. redeemed a total of $26.0 million of medium-term notes scheduled to mature in future years and $8.9 million of long-term debt matured. During the six months ended June 30, 2004, short-term borrowings increased $12.0 million, which primarily reflects an increase in the amount of debt outstanding under Avista Corp.’s line of credit. During the six months ended June 30, 2004, the Company repurchased $16.2 million of long-term debt scheduled to mature in future years at a total premium of $3.0 million.

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

The Company designs operating and capital budgets to control operating costs and capital expenditures. In addition to operating expenses, the Company has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities. In 2001, the Company incurred substantial levels of indebtedness, both short and long-term, to fund high power and natural gas costs in addition to these continuing requirements and to otherwise maintain adequate levels of working capital. As a result of improved operating cash flow and other sources of funds, since 2002 through June 30, 2005, the Company has repurchased $318.7 million of long-term debt.

The general rate increases that became effective in 2002, 2003 and 2004 are allowing the Company to continue to improve its liquidity. The 2002 general electric rate increase in Washington provided for the restructuring and continuation of previously approved temporary rate increases totaling 31.2 percent. In 2003, the Company received a general rate increase, designed to increase annual revenues by $6.3 million in Oregon. In September 2004, the Company received general rate increases, designed to increase base annual revenues by $24.7 million for electric and $3.3 million for natural gas service in Idaho. The Idaho base electric rate increase was substantially offset by a decrease in the PCA surcharge and other minor adjustments such that the net increase in revenues is designed to be $3.2 million. However, the increase in base electric rates will have a significant effect on recurring retail revenues and liquidity. In November 2004, a natural gas general rate increase, designed to increase annual revenues by $5.4 million, was implemented in Washington. In March 2005, the Company filed a request designed to increase annual revenues by $38.7 million in Washington. See further details in the section “Avista Utilities - Regulatory Matters.”

When Avista Utilities’ power and natural gas costs exceed the levels currently recovered from retail customers, its net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of hydroelectric resources, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Based on forecasts as of July 2005, Avista Utilities expects hydroelectric generation will be approximately 94 percent of normal in 2005, based upon the forecast of below normal precipitation and streamflows for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables. The expected reduction in hydroelectric generation is not expected to have a significant negative effect on operating cash flows or earnings for 2005 from the amount originally forecasted.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$77,550	3.9%	$85,432	4.4%
Short-term borrowings	108,503	5.5	68,517	3.5
Long-term debt to affiliated trusts	113,403	5.8	113,403	5.8
Long-term debt	874,711	44.4	901,556	46.2

Total debt	1,174,167	59.6	1,168,908	59.9
Preferred stock-cumulative (including current portion)	29,750	1.5	29,750	1.5

Total liabilities	1,203,917	61.1	1,198,658	61.4
Stockholders’ equity	765,159	38.9	753,205	38.6

Total	$1,969,076	100.0%	$1,951,863	100.0%

The Company’s total debt increased from December 31, 2004 to June 30, 2005 due to an increase in short-term borrowings, partially offset by the redemption and maturity of long-term debt. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service

AVISTA CORPORATION

indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s stockholders’ equity increased $12.0 million during the six months ended June 30, 2005 primarily due to net income and the issuance of common stock through the Dividend Reinvestment Plan, partially offset by dividends and other comprehensive loss.

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

On December 17, 2004, the Company entered into a five-year committed line of credit with various banks in the amount of $350.0 million with an expiration date of December 16, 2009. This committed line of credit replaced a $350.0 million committed line of credit with a 364-day term that had an expiration date of May 5, 2005. The Company can request the issuance of up to $150.0 million in letters of credit under the committed line of credit. As of June 30, 2005 and December 31, 2004, the Company had $108.0 million and $68.0 million, respectively, of borrowings outstanding. As of June 30, 2005 and December 31, 2004, there were $20.0 million and $32.8 million in letters of credit outstanding, respectively. The committed line of credit is secured by $350.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit. However, if the Company obtains an investment grade senior unsecured rating with a stable outlook from two nationally recognized rating agencies, it has the option to release such security.

The committed line of credit agreement contains customary covenants and default provisions, including covenants not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2005, the Company was in compliance with this covenant with a ratio of 59.6 percent. The committed line of credit also has a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the twelve-month period ending June 30, 2005 to be greater than 1.6 to 1. As of June 30, 2005, the Company was in compliance with this covenant with a ratio of 2.56 to 1.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2005, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements.

In April 2004, the Company filed an amended registration statement on Form S-3 with the Securities and Exchange Commission, which would allow for the issuance of up to $349.6 million of securities (either debt or common stock). This filing amended and combined three previous registration statements filed by the Company. As of June 30, 2005, the Company had remaining availability of $259.6 million under this registration statement.

Inter-Company Debt; Subordination

As part of its on-going cash management practices and operations, Avista Corp. from time to time makes unsecured short-term loans to, and obtains borrowings from, Avista Capital. In turn, Avista Capital from time to time makes unsecured short-term loans to, and obtains borrowings from, its subsidiaries. As of June 30, 2005, Avista Corp. held a short-term subordinated note receivable from Avista Capital in the principal amount of $40.9 million. In addition, Avista Capital from time to time guarantees the indebtedness and other obligations of its subsidiaries. See “Energy Marketing and Resource Management Operations” for further information.

Pension Plan

As of June 30, 2005, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company does not expect the current pension plan funding deficit to have a material adverse effect on its financial condition, results of operations or cash flows. The Company

AVISTA CORPORATION

made $15 million in cash contributions to the pension plan in 2004. The Company expects to make pension plan contributions of $15 million in 2005 ($7.5 million was contributed during the six months ended June 30, 2005).

Off-Balance Sheet Arrangements

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 22, 2005, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from May 29, 2005 to March 21, 2006. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in operating expenses of Avista Corp. As of June 30, 2005, $56.0 million in accounts receivables were sold under this revolving agreement. This agreement provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs.

WP Funding LP

WP Funding LP is an entity that was formed in 1993 for the purpose of acquiring the natural gas-fired combustion turbine generating facility in Rathdrum, Idaho (Rathdrum CT). FIN 46 required the Company to consolidate WP Funding LP effective for the period ended December 31, 2003 and thereafter. WP Funding LP purchased the Rathdrum CT from Avista Corp. with funds provided by unrelated investors of which 97 percent represented debt and 3 percent represented equity. Avista Corp. operates the Rathdrum CT and leases it from WP Funding LP. The total amount of WP Funding LP debt outstanding was $54.6 million as of June 30, 2005, which matures in October 2005. In June 2005, Avista Corp. provided notice that it will terminate the lease and acquire the Rathdrum CT from WP Funding LP in September 2005 at a price of $56.3 million representing the “adjusted acquisition cost” pursuant to the lease agreement. Avista Corp. is evaluating funding options with respect to the acquisition of the Rathdrum CT and currently expects to ultimately issue long-term debt. However, Avista Corp. currently plans to fund the acquisition with its committed line of credit on an interim basis.

Credit Ratings

The following table summarizes the Company’s credit ratings as of August 1, 2005:

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

AVISTA CORPORATION

Covenants under the Company’s 9.75 percent Senior Notes that mature in 2008 limit the Company’s ability to increase its common stock cash dividend to no more than 5 percent over the previous quarter.

Avista Energy holds a significant portion of cash and cash equivalents reflected on the Consolidated Balance Sheets. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limiting the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. During the six months ended June 30, 2005, Avista Energy paid $15.1 million in dividends to Avista Capital.

Avista Utilities Operations

In January 2005, the Company completed the purchase of Mirant Oregon’s 50 percent ownership interest in Coyote Springs 2 at a price of $62.5 million, which includes $5.0 million paid in 2004.

In April 2005, Avista Corp. completed the sale of its South Lake Tahoe natural gas distribution properties to Southwest Gas Corporation. The cash received for the properties was approximately $15.6 million. See “Note 12 of the Notes to Consolidated Financial Statements” for further information.

As of June 30, 2005, Avista Utilities had $18.9 million in cash and temporary investments, as well as $8.7 million of restricted cash. The restricted cash relates to deposits for Avista Corp.’s interest rate swap agreements.

Avista Utilities held cash deposits from other parties in the amount of $13.1 million as of June 30, 2005, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

See “Notes 7, 8 and 9 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

On July 13, 2005, Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, amended its committed credit agreement with a group of banks to increase the aggregate amount from $110.0 million to $145.0 million and to extend the expiration date to July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The amendment to the credit agreement increased the maximum amount for cash advances from $30.0 million to $50.0 million. No cash advances were outstanding as of June 30, 2005 and December 31, 2004. Letters of credit in the aggregate amount of $85.4 million and $91.3 million were outstanding as of June 30, 2005 and December 31, 2004, respectively. The cash deposits of Avista Energy at the respective banks collateralized $8.2 million and $21.5 million of these letters of credit as of June 30, 2005 and December 31, 2004, respectively, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement continues to contain covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also continues to contain covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and current market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2005. Prior to the July 13, 2005 amendment, a reduction in the credit rating of Avista Corp. would have represented an event of default under Avista Energy’s credit agreement. The July 13, 2005 amendment to the credit agreement removed this covenant.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was

AVISTA CORPORATION

$34.7 million as of June 30, 2005. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $390.3 million as of June 30, 2005.

As part of its cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the six months ended June 30 2005, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $40.2 million including accrued interest. As of June 30, 2005, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $43.1 million as of June 30, 2005. Avista Energy held cash deposits from other parties in the amount of $6.4 million as of June 30, 2005, which is included in cash and cash equivalents with a corresponding amount in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of June 30, 2005, Avista Energy had $52.1 million in cash, as well as $11.8 million of restricted cash.

During the six months ended June 30, 2005, Avista Energy paid $15.1 million in dividends to Avista Capital.

Contractual Obligations

During the six months ended June 30, 2005, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2004 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities (representing borrowings under Avista Corp.’s $350.0 million committed line of credit) increased from $68.0 million as of December 31, 2004 to $108.0 million as of June 30, 2005.

The amount outstanding under Avista Utilities’ revolving accounts receivable sales financing facility decreased from $72.0 million as of December 31, 2004 to $56.0 million as of June 30, 2005. In March 2005, the termination date was extended from May 29, 2005 to March 21, 2006.

During the six months ended June 30, 2005, Avista Corp. redeemed a total of $26.0 million of medium-term notes scheduled to mature in future years.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of June 30, 2005 (dollars in millions):

For the 12-month periods ended June 30,	2006	2007	2008	2009	2010	Thereafter
Energy purchase contracts	$967	$346	$185	$189	$178	$435

Avista Energy also has sales commitments related to these contractual obligations in future periods.

As of June 30, 2005, Avista Corp. did not have any commitments outstanding with equity triggers. Avista Corp. does not expect any material impact from rating triggers; although there are certain rating triggers for Avista Corp. primarily related to changes in pricing under certain financing agreements. Prior to the July 13, 2005 amendment, a reduction in the credit rating of Avista Corp. would have represented an event of default under Avista Energy’s credit agreement. The July 13, 2005 amendment to the credit agreement removed this covenant.

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

AVISTA CORPORATION

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

Hydroelectric generation was 95 percent of normal in 2004. Forecasts as of July 2005 indicate that hydroelectric generation will be approximately 94 percent of normal in 2005 based upon the forecast of below normal precipitation and streamflows for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables. The earnings impact of these factors is mitigated by regulatory mechanisms that are intended to defer increased power supply costs for recovery in future periods. Avista Utilities is not able to predict how the combination of energy resources, energy loads, prices, rate recovery and other factors will ultimately drive deferred power costs and the timing of recovery of these costs in future periods. See further information at “Avista Utilities - Regulatory Matters.”

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

In addition to its asset management activities, Avista Energy trades electricity and natural gas, along with derivative commodity instruments, including futures, options, swaps and other contractual arrangements. As a result of these trading activities, Avista Energy is subject to various risks including commodity price risk and credit risk, as well as possible risks resulting from the imposition of market controls by federal and state agencies. The FERC is conducting proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds. As a result, certain parties have asserted claims for significant refunds from Avista Energy and lesser refunds from Avista Utilities, which could result in liabilities for refunding revenues recognized in prior periods. Avista Energy and Avista Utilities have joined other parties in opposing these proposals. The refund proceedings provide that any refunds owed could be offset against unpaid energy debts due to the same party. As of June 30, 2005, Avista Energy’s accounts receivable outstanding related to defaulting parties in California are fully offset by reserves for uncollected amounts and funds collected from defaulting parties. Avista Energy is pursuing recovery of the defaulted obligations. See “Counterparty Defaults,” “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Consolidated Financial Statements” for further information with respect to the refund proceedings.

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

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. Please refer to the 2004 Form 10-K for further discussion of the VAR model. As of June 30, 2005, Avista Energy’s estimated

AVISTA CORPORATION

potential one-day unfavorable impact on gross margin as measured by VAR was $0.6 million, compared to $0.4 million as of December 31, 2004. The average daily VAR for the six months ended June 30, 2005 was $0.5 million. The high daily VAR was $0.9 million and the low daily VAR was $0.2 million during the six months ended June 30, 2005. Avista Energy was in compliance with its one-day VAR limits during the six months ended June 30, 2005. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Environmental Issues and Other Contingencies

During the first quarter of 2005, the U.S. Congress has reintroduced the Clear Skies Act, which, if ultimately passed, could impose further restrictions on sulfur dioxide, nitrogen oxide and mercury emissions. Other proposals to limit emissions of carbon dioxide have also been introduced. In addition, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip Units 3 & 4. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. Compliance with these new and proposed requirements and possible additional legislation or regulations could result in increases in capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The amount of these costs and the impact of the restrictions on the operation of the facilities cannot be estimated at this time.

For other environmental issues and other contingencies see “Note 11 of the Notes to Consolidated Financial Statements.”

Energy Bill

In July 2005, the United States Congress passed a comprehensive energy bill that may substantially affect the regulation of energy companies, including Avista Corp. The President is expected to sign the energy bill into law. Key provisions of the energy bill affecting the Company include, but are not limited to, reform of the hydroelectric licensing process, tax credits for incremental hydroelectric production, repeal of the Public Utility Holding Company Act of 1935 and the implementation of mandatory reliability standards. The energy bill also has provisions related to the future operation and development of transmission systems. The energy bill provides federal support for certain clean power initiatives and renewable energy technologies, including wind power generation. The implementation of the energy bill requires proceedings at the state level and the development of regulations by the FERC, the Department of Energy and other federal agencies. Based on a preliminary assessment, the Company believes the 2005 energy bill will be generally favorable to the Company’s operations. However, the Company is still in the process of reviewing the energy bill in its entirety and determining its ultimate effect on the Company.

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

AVISTA CORPORATION

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See “Note 11 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of Avista Corp. was held on May 12, 2005. The election of three directors with terms expiring in 2008, the ratification of the appointment of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2005, and the approval of the Company’s Long-Term Incentive Plan, as amended, were the only matters voted upon at the meeting. There were 48,473,059 shares of common stock issued and outstanding as of March 11, 2005, the proxy record date, with 43,155,573 shares represented at said meeting. The results of the voting are shown below:

Issue	For	Against or Withheld	Exceptions or Abstain	Broker Non-votes
Election of Directors:
Roy Lewis Eiguren	40,759,731	2,395,842
Gary G. Ely	40,264,484	2,891,089
Jessie J. Knight, Jr.	40,926,730	2,228,843
Ratification of appointment of Deloitte & Touche, LLP	41,566,864	1,340,316	248,393
Approval of the Company’s Long-Term Incentive Plan, as amended	30,657,098	5,681,876	744,760	6,071,839

The terms of directors Erik J. Anderson, Kristianne Blake, David A. Clack, Jack W. Gustavel, John F. Kelly, Michael L. Noel, Lura J. Powell and R. John Taylor continued.

Item 6.	Exhibits

10.1	Avista Corporation Long-Term Incentive Plan (incorporated by reference to Appendix A of the definitive proxy statement filed by Avista Corporation on March 31, 2005).

10.2	Third Amended and Restated Credit Agreement, dated as of July 25, 2003, among Avista Energy, Inc. and Avista Energy Canada Ltd., as Co-Borrowers, and BNP Paribas, as Administrative Agent, Collateral Agent, an Issuing Bank, and a Bank and Fortis Capital Corp. as Documentation Agent, an Issuing Bank, and a Bank and Natexis Banques Populaires as a Bank and the other financial institutions which may become parties thereto*

10.3	First Amendment to Third Amended and Restated Credit Agreement dated as of July 23, 2004*

10.4	Second Amendment to Third Amended and Restated Credit Agreement dated as of July 13, 2005*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

18	Change in accounting principles*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.

**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 5, 2005	/s/ Malyn K. Malquist
Malyn K. Malquist
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Accounting and
Financial Officer)