Form 10-Q
period 2006-03-31
AVISTA CORP
filed 2006-05-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

As of April 28, 2006, 48,906,520 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

	2006	2005
Operating Revenues:
Utility revenues	$423,290	$319,716
Non-utility energy marketing and trading revenues	61,542	31,860
Other non-utility revenues	14,370	11,088

Total operating revenues	499,202	362,664

Operating Expenses:
Utility operating expenses:
Resource costs	271,605	181,713
Other operating expenses	45,727	44,931
Depreciation and amortization	20,980	21,178
Taxes other than income taxes	22,066	20,289
Non-utility operating expenses:
Resource costs	50,127	40,444
Other operating expenses	16,311	14,398
Depreciation and amortization	1,448	1,528

Total operating expenses	428,264	324,481

Income from operations	70,938	38,183

Other Income (Expense):
Interest expense	(22,145)	(21,828)
Interest expense to affiliated trusts	(1,704)	(1,450)
Capitalized interest	525	292
Other income - net	2,475	1,822

Total other income (expense)-net	(20,849)	(21,164)

Income before income taxes	50,089	17,019
Income taxes	18,517	6,830

Net income	$31,572	$10,189

Weighted-average common shares outstanding (thousands), basic	48,795	48,478
Weighted-average common shares outstanding (thousands), diluted	49,305	48,901
Total earnings per common share, basic (Note 10)	$0.65	$0.21

Total earnings per common share, diluted (Note 10)	$0.64	$0.21

Dividends paid per common share	$0.140	$0.135

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2006	2005
Net income	$31,572	$10,189

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(18)	(29)
Unrealized gains on interest rate swap agreements - net of taxes of $2,047 and $252, respectively	3,801	468
Unrealized gains (losses) on derivative commodity instruments - net of taxes of $1,103 and $(762), respectively	2,049	(1,415)
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(335) and $(206), respectively	(623)	(382)
Unrealized investment gains - net of taxes of $2	4	—

Total other comprehensive income (loss)	5,213	(1,358)

Comprehensive income	$36,785	$8,831

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	March 31, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$71,090	$25,917
Restricted cash	23,761	25,634
Accounts and notes receivable-less allowances of $44,887 and $44,634, respectively	347,578	502,947
Energy commodity derivative assets	579,406	918,609
Utility energy commodity derivative assets	27,015	69,494
Deposits with counterparties	44,131	59,354
Materials and supplies, fuel stock and natural gas stored	44,676	54,123
Deferred income taxes	11,729	14,519
Assets held for sale	22,426	11,850
Other current assets	92,243	87,921

Total current assets	1,264,055	1,770,368

Net Utility Property:
Utility plant in service	2,867,965	2,847,043
Construction work in progress	60,788	64,291

Total	2,928,753	2,911,334
Less: Accumulated depreciation and amortization	800,151	784,917

Total net utility property	2,128,602	2,126,417

Other Property and Investments:
Investment in exchange power-net	32,871	33,483
Non-utility properties and investments-net	58,189	77,731
Non-current energy commodity derivative assets	409,132	511,280
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	14,977	15,058

Total other property and investments	528,572	650,955

Deferred Charges:
Regulatory assets for deferred income tax	109,969	114,109
Other regulatory assets	28,489	26,660
Non-current utility energy commodity derivative assets	51,431	46,731
Power and natural gas deferrals	130,120	147,622
Unamortized debt expense	46,682	48,522
Other deferred charges	18,517	17,110

Total deferred charges	385,208	400,754

Total assets	$4,306,437	$4,948,494

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	March 31, 2006	December 31, 2005
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$336,323	$511,427
Energy commodity derivative liabilities	547,720	906,794
Deposits from counterparties	9,725	13,724
Current portion of long-term debt	201,476	39,524
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	23,490	63,494
Interest accrued	27,419	18,643
Regulatory liability for utility derivatives	14,350	66,047
Other current liabilities	151,414	108,485

Total current liabilities	1,313,667	1,729,888

Long-term debt	827,598	989,990

Long-term debt to affiliated trusts	113,403	113,403

Preferred Stock-Cumulative (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 262,500 shares outstanding ($100 stated value)	26,250	26,250

Other Non-Current Liabilities and Deferred Credits:
Non-current energy commodity derivative liabilities	398,032	488,644
Regulatory liability for utility plant retirement costs	189,291	186,635
Non-current regulatory liability for utility derivatives	51,277	46,643
Deferred income taxes	481,531	488,934
Other non-current liabilities and deferred credits	98,484	106,979

Total other non-current liabilities and deferred credits	1,218,615	1,317,835

Total liabilities	3,499,533	4,177,366

Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ Equity:
Common stock - net, no par value; 200,000,000 shares authorized; 48,885,732 and 48,593,139 shares outstanding	626,660	620,598
Accumulated other comprehensive loss	(18,086)	(23,299)
Retained earnings	198,330	173,829

Total stockholders’ equity	806,904	771,128

Total liabilities and stockholders’ equity	$4,306,437	$4,948,494

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2006	2005
OPERATING ACTIVITIES:
Net income	$31,572	$10,189
Non-cash items included in net income:
Depreciation and amortization	22,428	22,706
Provision for deferred income taxes	(3,301)	(10,376)
Power and natural gas cost amortizations, net of deferrals	19,409	15,501
Amortization of debt expense	1,917	2,053
Energy commodity assets and liabilities	(6,140)	17,512
Other	(4,768)	(7,686)
Changes in working capital components:
Sale of customer accounts receivable under revolving agreement-net	—	13,000
Accounts and notes receivable	155,116	26,180
Materials and supplies, fuel stock and natural gas stored	9,447	12,658
Deposits with counterparties	15,223	(35,187)
Other current assets	(4,322)	10,075
Accounts payable	(167,980)	(30,027)
Deposits from counterparties	(3,999)	3,799
Other current liabilities	42,486	17,551

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,088	67,948

INVESTING ACTIVITIES:
Utility property capital expenditures (excluding equity-related AFUDC)	(29,743)	(83,775)
Proceeds from sale of utility property claim	5,484	—
Other capital expenditures	(637)	(650)
Decrease in restricted cash	1,873	14,906
Changes in other property and investments	(194)	(830)
Proceeds from property sales	6,840	438

NET CASH USED IN INVESTING ACTIVITIES	(16,377)	(69,911)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	(40,004)	5,998
Redemption and maturity of long-term debt	(421)	(26,457)
Premiums paid for the redemption of long-term debt	—	(826)
Cash dividends paid	(6,803)	(6,544)
Issuance of common stock	1,792	835
Long-term debt and short-term borrowing issuance costs	(102)	(135)

NET CASH USED IN FINANCING ACTIVITIES	(45,538)	(27,129)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,173	(29,092)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,917	88,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,090	$59,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest	$13,536	$15,388
Income taxes	194	(6,000)

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results of operations for those interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2005 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. See Note 14 for business segment information.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Significant estimates include determining the market value of energy commodity assets and liabilities, pension and other postretirement benefit plan obligations, contingent liabilities, recoverability of regulatory assets, income taxes and unbilled revenues. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

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

AVISTA CORPORATION

Non-Utility Energy Marketing and Trading Revenues

Avista Energy, Inc. (Avista Energy) follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with respect to the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as non-utility energy marketing and trading revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in non-utility energy marketing and trading revenues. Revenues from Canadian contracts through Avista Energy Canada, which are not held for trading, and are reported on a gross basis in non-utility energy marketing and trading revenues, totaled $42.8 million and $37.4 million for the three months ended March 31, 2006 and 2005, respectively.

Other Non-Utility Revenues

Service revenues from Avista Advantage, Inc. (Avista Advantage) are recognized in the period services are rendered. Setup fees are deferred and recognized over the term of the related customer contracts. Interest earnings on funds held for customers are an integral part of Avista Advantage’s product offerings and are recognized in revenues as earned. Revenues in the other business segment are primarily derived from the operations of Advanced Manufacturing and Development and are recognized when the risk of loss transfers to the customer, which generally occurs when products are shipped.

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2006	2005
Interest income	$1,903	$1,067
Interest on power and natural gas deferrals	1,907	1,988
Net loss on investments	(433)	(179)
Other expense	(1,488)	(1,629)
Other income	586	575

Total	$2,475	$1,822

Stock-Based Compensation

Prior to January 1, 2006, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, employee stock options were accounted for under Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock options are granted at exercise prices not less than the fair value of common stock on the date of grant. Avista Corp. has not granted any stock options since 2003. Certain subsidiaries of Avista Corp. have granted stock options to employees in more recent periods, which have not been material to the consolidated financial statements. Under APB No. 25, no compensation expense was recognized pursuant to the Company’s stock option plans. However, the Company recognized compensation expense related to performance-based share awards. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which has resulted in changes to stock compensation expense recognition. See Note 2 and Note 11 for further information. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments.

If compensation expense for the Company’s stock-based employee compensation plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three months ended March 31, 2005 (prior to the adoption of SFAS No. 123R):

Net income (dollars in thousands):
As reported	$10,189
Add: Total stock-based employee compensation expense included in net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(250)

Pro forma	$9,939

Basic and diluted earnings per common share:
Basic and diluted as reported	$0.21
Basic pro forma	$0.21
Diluted pro forma	$0.20

AVISTA CORPORATION

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$1,389	$1,407
Unfunded accumulated benefit obligation for the pension plan	(19,625)	(19,625)
Unrealized loss on interest rate swap agreements	(2,785)	(6,586)
Unrealized loss on securities available for sale	(60)	(64)
Unrealized gain on derivative commodity instruments	2,995	1,569

Total accumulated other comprehensive loss	$(18,086)	$(23,299)

Assets Held for Sale

Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. As of March 31, 2006, assets held for sale included $18.2 million related to Avista Power, LLC’s investment in Rathdrum Power, LLC and $4.2 million of turbines and related equipment. As of December 31, 2005, assets held for sale included $11.9 million of turbines and related equipment. Liabilities held for sale were not significant as of March 31, 2006 and December 31, 2005.

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

The Company’s primary regulatory assets include power and natural gas deferrals (see “Power Cost Deferrals and Recovery Mechanisms” and “Natural Gas Cost Deferrals and Recovery Mechanisms” below for further information), regulatory asset for deferred income taxes, unamortized debt expense, investment in exchange power, conservation programs, demand side management programs, the provision for postretirement benefits and asset retirement obligations. Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

Regulatory liabilities include utility plant retirement costs and regulatory liabilities offsetting net utility energy commodity derivative assets (see Note 4 for further information). Those items without a specific line on the Consolidated Balance Sheets are included in other current liabilities and other non-current liabilities and deferred credits.

Power Cost Deferrals and Recovery Mechanisms

Avista Utilities defers the recognition in the income statement of certain power supply costs as approved by the Washington Utilities and Transportation Commission (WUTC). Deferred power supply costs are recorded as a deferred charge on the Consolidated Balance Sheets for future review and the opportunity for recovery through retail rates. The power supply costs deferred include certain differences between actual power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in power supply costs primarily results from changes in short-term wholesale market prices, changes in the level of hydroelectric generation and changes in the level of thermal generation (including changes in fuel prices). Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.1 percent as of March 31, 2006. Total deferred power costs for Washington customers were $89.0 million and $96.2 million as of March 31, 2006 and December 31, 2005, respectively.

AVISTA CORPORATION

In Washington, the Energy Recovery Mechanism (ERM) allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates. Under the ERM, 90 percent of annual power supply costs exceeding or below the initial $9.0 million are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company without affecting current or future customer rates. In January 2006, Avista Utilities made a filing with the WUTC requesting that the provision in the ERM for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates be eliminated.

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In March 2006, Avista Utilities made its annual filing with the WUTC related to $4.1 million of deferred power costs incurred for 2005.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with Idaho Public Utility Commission (IPUC) approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 3.0 percent on current year deferrals and 5.0 percent on carryover balances as of March 31, 2006. Total deferred power costs for Idaho customers were $6.3 million and $8.0 million as of March 31, 2006 and December 31, 2005, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Natural gas commodity costs in excess of, or which fall below, the amount recovered in current retail rates are deferred and recovered or refunded as a pass-through to customers in future periods, subject to applicable regulatory review and approval, through adjustments to rates. Currently, purchased gas adjustments provide for the deferral and future recovery or refund of 100 percent of the difference between commodity costs and the amount recovered in current retail rates in Washington and Idaho. In Oregon, Avista Utilities receives recovery of 100 percent of committed natural gas cost hedges. With respect to the unhedged portion of customer loads in Oregon, Avista Utilities defers 90 percent of the difference between actual prices and the amount recovered in current retail rates. The Company has hedged most of its natural gas load requirements in Oregon. Total deferred natural gas costs were $34.8 million and $43.4 million as of March 31, 2006 and December 31, 2005, respectively.

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or stockholders’ equity. In particular, the net change in restricted cash for the three months ended March 31, 2005 was reclassified from operating activities to investing activities in the Consolidated Statements of Cash Flows to conform to the Company’s current presentation. This resulted in a decrease to operating cash flows and a corresponding increase to investing cash flows of $14.9 million from the amounts previously reported for the three months ended March 31, 2005.

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which supersedes APB No. 25 and SFAS No. 123 and their related implementation guidance. This statement establishes revised standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services with a primary focus on transactions in which the Company obtains employee services in share-based payment transactions. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company implemented the provisions of this statement effective January 1, 2006 using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. Under the modified prospective approach, SFAS 123R applies to all of the Company’s unvested stock-based payment awards beginning January 1, 2006 and all prospective awards. For the first quarter of 2006, the Company recorded approximately $0.9 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income. See Note 11 for further information with respect to stock compensation plans.

AVISTA CORPORATION

NOTE 3. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 20, 2006, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 21, 2006 to March 20, 2007. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 8). At each of March 31, 2006 and December 31, 2005, $85.0 million in accounts receivables were sold under this revolving agreement.

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

Avista Utilities enters into forward contracts to purchase or sell electricity and natural gas. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources as discussed in Note 5. In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM and the PCA mechanism.

Prior to the adoption of SFAS No. 149 on July 1, 2003, Avista Utilities elected the normal purchases and sales exception for substantially all of its contracts for both capacity and energy under SFAS No. 133. As such, Avista Utilities was not required to record these contracts as derivative commodity assets and liabilities. Under SFAS No. 149, substantially all new forward contracts to purchase or sell power and natural gas, which were entered into on or after July 1, 2003, are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary. Utility energy commodity derivatives consisted of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Current utility energy commodity derivative asset	$27,015	$69,494
Current utility energy commodity derivative liability	(12,665)	(3,447)

Net current regulatory liability	$14,350	$66,047

Non-current utility energy commodity derivative asset	$51,431	$46,731
Non-current utility energy commodity derivative liability	(154)	(88)

Net non-current regulatory liability	$51,277	$46,643

Current utility energy commodity derivative liabilities are included in other current liabilities on the Consolidated Balance Sheets. Non-current utility energy commodity derivative liabilities are included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

AVISTA CORPORATION

NOTE 5. ENERGY COMMODITY TRADING

Avista Utilities and Avista Energy are exposed to risks relating to, but not limited to, changes in certain commodity prices, interest rates, foreign currency and counterparty performance. Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options, in order to manage the various risks relating to these exposures and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. Avista Utilities and Avista Energy have risk management policies and procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

Avista Utilities

Avista Utilities engages in an ongoing process of resource optimization, which involves the economic selection from available resources to serve load obligations and using existing resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy to and from utilities and other entities as part of the process of acquiring resources to serve its retail and wholesale load obligations. These transactions range from a term as short as one hour up to long-term contracts that extend beyond one year. Avista Utilities makes continuing projections of (1) future retail and wholesale electric loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy on an annual, quarterly, monthly, daily and hourly basis to match expected resources to expected energy and capacity requirements. Resource optimization also includes transactions such as purchasing fuel to run thermal generation and, when economic, selling fuel and substituting electric wholesale market purchases for the operation of Avista Utilities’ own resources, as well as other wholesale transactions to capture the value of available generation and transmission resources. This optimization process includes entering into financial and physical hedging transactions as a means of managing risks.

As part of its resource optimization process described above, Avista Utilities manages the impact of fluctuations in electric energy prices by measuring and controlling the volume of energy imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Load/resource imbalances within a rolling 18-month planning horizon are compared against established volumetric guidelines and management determines the timing and actions to manage or otherwise hedge the imbalances. Management also assesses available resources and actions for longer-term planning periods.

The natural gas procurement process also includes entering into financial and physical hedging transactions to assure an adequate supply and as a means of managing natural gas price risks.

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

Avista Energy’s derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding electric, natural gas and related derivative commodity instruments are recognized as unrealized gains or losses in the Consolidated Statements of Income in the period of change. Market prices are utilized in determining the value of electric, natural gas and related derivative commodity instruments, which are reported as assets and liabilities on the Consolidated Balance Sheets. These market prices are used through 36 months. For longer-term positions and certain short-term positions for which market prices are not available, a model to estimate forward price curves is utilized. The net margin on Avista Energy’s derivative commodity instruments held for trading is reported as non-utility energy marketing and trading revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in non-utility energy marketing and trading revenues. Costs from contracts, which are not derivatives under SFAS No. 133 and derivative instruments not held for trading, are reported on a gross basis in non-utility resource costs. Contracts in a receivable position and the value of options held are reported as assets. Similarly, contracts in a payable position and the value of options written are reported as liabilities. Cash flows are recognized in the period of settlement.

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

The following table presents activity related to Avista Energy’s hedge accounting during the three months ended March 31 (dollars in thousands):

	2006	2005
Gain related to hedge ineffectiveness recorded in operating revenues	$—	$291
Gain reclassified from accumulated other comprehensive income (loss) and recognized in earnings (pre-tax)	958	588

The following table presents the net gain (loss), net of tax, related to Avista Energy’s cash flow hedges as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Accumulated other comprehensive income related to natural gas derivatives	$4,536	$11,583
Accumulated other comprehensive loss related to electric derivatives	(1,541)	(10,014)

Total accumulated other comprehensive income	$2,995	$1,569

AVISTA CORPORATION

Avista Energy expects to recognize a gain of $2.2 million in earnings during the next 12 months, related to amounts currently in accumulated other comprehensive income. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

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

The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2006 are set forth below (in thousands of MWhs and MMBtus):

	Fixed Price Payor	Fixed Price Receiver	Maximum Terms in Years	Index Price Payor	Index Price Receiver	Maximum Terms in Years
Energy commodities (volumes)
Electric	29,314	30,664	11	2,949	4,305	3
Natural gas	199,935	197,373	4	1,438,310	1,441,488	3

The weighted average term of Avista Energy’s electric derivative commodity instruments as of March 31, 2006 was approximately 8 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of March 31, 2006 was approximately 5 months.

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2006, and the average estimated fair value of those instruments held during the three months ended March 31, 2006, are set forth below (dollars in thousands):

	Estimated Fair Value as of March 31, 2006				Average Estimated Fair Value for the three months ended March 31, 2006
	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities
Electric	$216,465	$366,912	$201,892	$353,421	$260,452	$406,195	$249,423	$389,791
Natural gas	362,941	42,220	345,828	44,611	484,444	60,847	466,182	61,792

Total	$579,406	$409,132	$547,720	$398,032	$744,896	$467,042	$715,605	$451,583

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the three months ended March 31, 2006 was an unrealized gain of $6.1 million and is included in the Consolidated Statements of Income in non-utility energy marketing and trading revenues. The change in the fair value position for the three months ended March 31, 2005 was an unrealized loss of $17.5 million.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $15 million to the pension plan in 2005. The Company expects to contribute $15 million to the pension plan in 2006 ($3.75 million was contributed during the three months ended March 31, 2006).

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

AVISTA CORPORATION

The Company provides certain health care and life insurance benefits for its retired employees that meet required vesting conditions. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The Company established a Health Reimbursement Arrangement to provide eligible employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the respective employee is fixed on the retirement date based on the respective employee’s years of service and ending salary. The liability and expense of this plan are included as other post-retirement benefits.

The Company uses a December 31 measurement date for its pension and other postretirement plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2006	2005	2006	2005
Service cost	$2,495	$2,325	$175	$135
Interest cost	4,231	4,046	416	522
Expected return on plan assets	(4,236)	(4,000)	(342)	(319)
Transition (asset)/obligation recognition	—	(272)	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	847	963	86	111

Net periodic benefit cost	$3,501	$3,226	$461	$575

NOTE 7. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of March 31, 2006 and December 31, 2005 (dollars in thousands):

Maturity Year	Description	Interest Rate	March 31, 2006	December 31, 2005
2006	Secured Medium-Term Notes	7.89%-7.90%	$30,000	$30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2007	Secured Medium-Term Notes	5.99%	13,850	13,850
2008	Secured Medium-Term Notes	6.06%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000

	Total secured long-term debt		710,550	710,550

2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	7.90%-7.94%	12,000	12,000
2008	Unsecured Senior Notes	9.75%	279,735	279,735
2023	Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		303,835	303,835

	Other long-term debt and capital leases		11,086	11,506

	Interest rate swaps		5,123	5,236

	Unamortized debt discount		(1,520)	(1,613)

	Total		1,029,074	1,029,514
	Current portion of long-term debt		(201,476)	(39,524)

	Total long-term debt		$827,598	$989,990

In 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the interest payments for the anticipated issuances of debt to fund debt that matures in 2007 and 2008. See Note 9 for further information.

AVISTA CORPORATION

NOTE 8. SHORT-TERM BORROWINGS

On April 6, 2006, the Company amended its committed line of credit agreement with various banks. The committed line of credit was originally entered into on December 17, 2004. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320.0 million from $350.0 million and an extension of the expiration date to April 5, 2011 from December 16, 2009. The Company chose to reduce the facility based on forecasted liquidity needs. Under the amended credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit, an increase from $150.0 million prior to the amendment. As of March 31, 2006 and December 31, 2005, the Company had $23.0 million and $63.0 million, respectively, of borrowings outstanding. As of March 31, 2006 and December 31, 2005, there were $38.6 million and $44.1 million in letters of credit outstanding, respectively. The amended committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The amended committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2006, the Company was in compliance with this covenant with a ratio of 2.58 to 1. The committed line of credit agreement also has a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. Under the amendment, this ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 13) and December 31, 2007. As of March 31, 2006, the Company was in compliance with this covenant with a ratio of 58.3 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of March 31, 2006 and December 31, 2005. Letters of credit in the aggregate amount of $64.0 million and $125.3 million were outstanding as of March 31, 2006 and December 31, 2005, respectively. The cash deposits of Avista Energy at the respective banks collateralized $20.6 million and $18.2 million of these letters of credit as of March 31, 2006 and December 31, 2005, respectively, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2006.

NOTE 9. INTEREST RATE SWAP AGREEMENTS

In 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk that changes in interest rates may affect the amount of future interest payments. These interest rate swap agreements relate to the interest payments for the anticipated issuances of debt to fund debt that matures in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009.

AVISTA CORPORATION

These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of March 31, 2006, Avista Corp. had a long-term derivative liability of $4.2 million, which resulted in an unrealized loss of $2.7 million (net of tax of $1.5 million) recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on these interest rate swap agreements in the Consolidated Statements of Comprehensive Income. If regulatory accounting orders are not obtained prior to cash settlements, the amount included in accumulated other comprehensive income or loss at the cash settlement date will be reclassified to a regulatory liability (part of long-term debt) in accordance with regulatory accounting practices under SFAS No. 71. This gain or loss will be amortized over the remaining life of the forecasted debt issued.

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, LLC (Avista Power) operates a 270 MW natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project). Avista Power is currently in the process of negotiating an agreement to sell its investment in RP LLC, which is included in assets held for sale on the Consolidated Balance Sheets. This investment is accounted for under the equity method and totaled $18.2 million as of March 31, 2006. RP LLC has entered into interest rate swap agreements to manage the risk that changes in interest rates may affect the amount of future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. There is no recourse to the Company with respect to the debt of RP LLC. As of March 31, 2006, there was an unrealized loss of $0.1 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets related to the interest rate swap agreements of RP LLC.

NOTE 10. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2006	2005
Numerator:
Net income	$31,572	$10,189

Denominator:
Weighted-average number of common shares outstanding-basic	48,795	48,478
Effect of dilutive securities:
Contingent stock awards	212	167
Stock options	298	256

Weighted-average number of common shares outstanding-diluted	49,305	48,901

Total earnings per common share, basic	$0.65	$0.21

Total earnings per common share, diluted	$0.64	$0.21

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 446,500 and 729,100 for the three months ended March 31, 2006 and 2005, respectively. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period. In addition, contingent stock awards of 155,300 and 300,800 were outstanding as of March 31, 2006 and 2005, respectively, which were not included in basic or diluted shares because the performance conditions were not satisfied.

AVISTA CORPORATION

NOTE 11. STOCK COMPENSATION PLANS

Avista Corp.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, officers and non-employee directors of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has available a maximum of 3.5 million shares of its common stock for grant under the 1998 Plan.

In 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan), which was not required to be approved by shareholders. The provisions of the 2000 Plan are essentially the same as those under the 1998 Plan, except for the exclusion of non-employee directors and executive officers of the Company. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 2000 Plan. However, the Company currently does not plan to issue any further options or securities under this plan.

Shares of common stock issued from the exercise of stock options under the 1998 Plan and the 2000 Plan were acquired on the open market prior to 2006. Beginning in 2006, the Company began issuing new shares for the exercise of stock options. As of March 31, 2006, there were 2.5 million shares available for future stock grants under the 1998 Plan and the 2000 Plan.

Prior to January 1, 2006, the Company accounted for stock based compensation using APB No. 25, which required the recognition of compensation expense on the excess, if any, of the market price of the stock at the date of grant over the exercise price of the option. As the exercise price for options granted under the 1998 Plan and the 2000 Plan was equal to the market price at the date of grant, there was no compensation expense recorded by the Company. However, the Company recognized compensation expense related to performance-based share awards. For periods presented prior to January 1, 2006, the Company is required to disclose pro forma net income and earnings per common share as if the Company had adopted the fair value method of accounting for stock-based compensation. The fair value of stock-based awards was calculated with option pricing models. These models require the use of subjective assumptions, including stock price volatility, dividend yield, risk-free interest rate and expected time to exercise. The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. See Note 1 for disclosure of pro forma net income and earnings per common share for the three months ended March 31, 2005. Avista Corp. has not granted any stock options since 2003.

On January 1, 2006, the Company adopted SFAS No. 123R, which supersedes APB No. 25 and SFAS No. 123 and their related implementation guidance. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. For the first quarter of 2006, the Company recorded approximately $0.9 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income.

In February 2006, the Company granted 132,266 performance shares, of which 131,900 were outstanding and unvested as of March 31, 2006, and 34,660 restricted shares to certain officers and other key employees under the 1998 Plan. In 2005, the Company granted 163,600 performance shares to certain officers and other key employees under the 1998 Plan, of which 162,600 awards were outstanding and unvested as of March 31, 2006. In 2004, the Company granted 156,800 performance shares to certain officers and other key employees under the 1998 Plan and the 2000 Plan, of which 155,300 awards were outstanding and unvested as of March 31, 2006. The performance shares are payable at the Company’s option in either cash or common stock three years from the date of grant. The amount of cash paid or common stock issued will range from 0 to 150 percent of the performance shares granted depending on the change in the value of the Company’s common stock relative to an external benchmark. Based on the change in value of the Company’s common stock relative to an external benchmark during the 3-year performance cycle, the Company issued 183,497 shares of common stock in the first quarter of 2006 related to the performance shares granted in 2003. Compensation expense of $3.6 million related to the performance shares granted in 2003 was recognized in 2005.

The restricted shares granted during the first quarter of 2006 vest in equal thirds each year over a three-year period and are payable in Avista Corp. common stock at the end of each year in the three-year period if the service

AVISTA CORPORATION

condition is met, with the exception of restricted shares for the Company’s Chief Executive Officer (CEO). In addition to the service condition, the Company must meet a return on equity target for the CEO’s restricted shares to vest. As of March 31, 2006, the restricted shares had unrecognized compensation expense of $0.6 million and an intrinsic value of $0.7 million. The intrinsic value represents the total market value of restricted shares.

The Company measured (at the grant date) the estimated fair value of performance shares granted in 2004, 2005 and the first quarter of 2006 in accordance with the provisions of SFAS No. 123R. The fair value of each performance share award was estimated on the date of grant using a Monte Carlo valuation model. Expected volatility was based on the historical volatility of Avista Corp. common stock over a 3-year period. The expected term of the performance shares is 3 years based on the performance cycle. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The following summarizes the weighted average assumptions used to determine the fair value of performance shares and related compensation costs:

	2004	2005	2006
Risk-free interest rate	2.4%	3.4%	4.6%
Expected life, in years	3	3	3
Expected volatility	38.8%	34.1%	21.9%

Accordingly, the fair value (on a per share basis) of performance shares granted was estimated to be $16.02, $15.33 and $16.55 for 2004, 2005 and the first quarter of 2006, respectively. Unrecognized compensation expense for performance share awards was $4.1 million as of March 31, 2006, of which $1.8 million, $1.6 million and $0.7 million is expected to be expensed during the remainder of 2006, 2007 and 2008, respectively. The aggregate intrinsic value of all performance share awards outstanding as of March 31, 2006 was $9.3 million, which represents the total market value of all performance shares outstanding. This is the value that would have been received by the performance share recipients had all performance shares been vested and paid out at 100 percent on March 31, 2006.

The awards outstanding under the performance share grants include a dividend component that is paid in cash. This component of the performance share grants is accounted for as a liability award under the guidance of SFAS No. 123R. These liability awards are revalued on a quarterly basis taking into account the number of awards outstanding, historical dividend rate, and the change in the value of the Company’s common stock relative to an external benchmark. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. As of March 31, 2006, the Company had recognized compensation expense and a liability of $0.1 million related to the dividend component of performance share grants.

The following summarizes stock options activity under the 1998 Plan and the 2000 Plan for the three months ended March 31, 2006:

Number of shares under stock options:
Options outstanding at beginning of period	2,095,211
Options granted	—
Options exercised	(125,601)
Options canceled	(16,577)

Options outstanding at end of period	1,953,033

Options exercisable at end of period	1,828,413

Weighted average exercise price:
Options exercised	$14.52
Options canceled	$20.39
Options outstanding at end of period	$15.74
Options exercisable at end of period	$16.12

The aggregate intrinsic value of options outstanding and options exercisable was $10.5 million and $9.2 million, respectively, as of March 31, 2006. The aggregate intrinsic value represents the difference between Avista Corp.’s closing price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options. This is the value that would have been received by the option holders had all options holders exercised their options on March 31, 2006. The weighted average term of options outstanding and options exercisable was approximately 4.9 years and 4.8 years, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 was $0.6 million and total cash received from the exercise of stock options was $1.8 million. At each of March 31, 2006 and December 31, 2005, the Company had approximately 125,000

AVISTA CORPORATION

unvested stock options outstanding with a weighted average grant date fair value of $3.28 per share, which was computed in earlier periods using the Black-Scholes option-pricing model. Unrecognized compensation expense for Avista Corp.’s stock options was $0.2 million as of March 31, 2006, which will be recognized over the remainder of 2006.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. With respect to matters that affect Avista Utilities’ operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the rate making process.

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. For further details of the Agreement in Resolution please refer to the 2005 Form 10-K. In April 2005 and June 2005, the California Parties and the City of Tacoma, respectively, filed petitions for review of the FERC’s decisions approving the Agreement in Resolution with the United States Court of Appeals for the Ninth Circuit. Based on the FERC’s order approving the Agreement in Resolution and the FERC’s denial of rehearing requests, the Company does not expect that this proceeding will have any material adverse effect on its financial condition, results of operations or cash flows.

Class Action Securities Litigation

On November 10, 2005, an amended class action complaint was filed in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of Avista Corp., Gary G. Ely, the current Chairman of the Board, President and Chief Executive Officer of Avista Corp., and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of Avista Corp. Several class action complaints were originally filed in September through November 2002 in the same court against the same parties. In February 2003, the court issued an order, which consolidated the complaints and in August 2003, the plaintiffs filed a consolidated amended class action complaint. On June 13, 2005, the Company filed a motion for reconsideration of its earlier motion to dismiss this complaint, based, in part, on a recent United States Supreme Court decision with respect to the pleading requirements surrounding a sufficient showing of loss causation. On October 19, 2005, the Court granted the Company’s motion to dismiss this complaint. The order to dismiss was issued without prejudice, which allowed the plaintiffs to amend their complaint. The amended complaint filed on November 10, 2005 alleges damages due to the decrease in the total market value of the Company’s common stock during the class period, which was approximately $2.6 billion. These alleged losses stemmed from violations of federal securities laws through alleged misstatements and omissions of material facts with respect to the Company’s energy trading practices in western power markets. The plaintiffs assert that alleged misstatements and omissions regarding these matters were made in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and

AVISTA CORPORATION

August 13, 2002. On January 6, 2006, the Company filed a motion to dismiss the November 10, 2005 complaint. The Company’s motion to dismiss is fully briefed and set for oral hearing on May 12, 2006. The Company continues to assert that, among other deficiencies in the complaint, the plaintiff has failed to show sufficient loss causation, and the Company believes that the amended complaint should be dismissed. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period) in the California spot power market. The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the refund period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the mitigated market clearing price methodology is applied to its transactions. In January 2006, the FERC issued its Order On Cost Filings accepting Avista Energy’s cost filing claim, subject to a compliance filing and the utilization of final CalISO, CalPX and Automated Power Exchange Corporation data. Avista Energy has submitted its compliance filing to the CalISO. The CalISO is continuing its efforts to prepare revised settlement statements for spot market sales to California during the refund period.

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of March 31, 2006, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above have been required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, petitioned for review of the FERC’s decision by the United States Court of Appeals for the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California Refund Case; no decision has yet been issued on the other issues argued in April 2005. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit Court of Appeals; however, a case management conference has been scheduled for May 26, 2006.

Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the California refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. This is primarily due to the fact that FERC orders have stated that any refunds will be offset against unpaid amounts owed to the respective parties and the Company does not believe that refunds would exceed unpaid amounts owed to the Company.

AVISTA CORPORATION

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales in the Pacific Northwest between December 25, 2000 to June 20, 2001 were just and reasonable. During the hearing, Avista Utilities and Avista Energy vigorously opposed claims that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. Seven petitions for review, including one filed by Puget Sound Energy, Inc. (Puget), are now pending before the United States Court of Appeals for the Ninth Circuit. Opening briefs were filed in January 2005. Petitioners other than Puget challenged the merits of the FERC’s decision not to order refunds. Puget’s brief is directed to the procedural flaws in the underlying docket. Puget argues that because its complaint was withdrawn as a matter of law in July 2001, the FERC erred in relying on it to serve as the basis to initiate the preliminary investigation into whether refunds for individually negotiated bilateral transactions in the Pacific Northwest were appropriate. In February 2005, intervening parties, including Avista Energy and Avista Utilities, filed in support of Puget and also filed in opposition to the other six petitioners. Briefing was completed in May 2005. Oral arguments are expected, but have not yet been set. Because the resolution of the Pacific Northwest refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the Pacific Northwest refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows.

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

On December 14, 2005, the Court granted final approval of the Duke settlement with the plaintiffs. The Court’s order granting final approval of the Duke settlement became final on March 14, 2006, as the Court’s docket does not indicate that any appeal has been filed. On January 6, 2006, the Court granted preliminary approval of the Reliant settlement with the plaintiffs in these cases. A hearing on final approval of the Reliant settlement was held on April 28, 2006; however, the Court has not yet issued its decision. If the Court does not grant final approval of the Reliant settlement, Reliant may elect to reactivate its cross-complaint. Similarly, should the Court for any reason fail to approve the Reliant settlement by May 31, 2006, Avista Energy may withdraw from the stipulation agreement by giving ten days advance written notice.

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

AVISTA CORPORATION

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

Port of Seattle Complaint

In May 2003, a complaint was filed by the Port of Seattle in the United States District Court for the Western District of Washington against numerous companies, including Avista Corp., Avista Energy, Inc. and Avista Power, LLC (collectively the Avista defendants), seeking compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleged that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the Western Electricity Coordinating Council (WECC), by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. This case was transferred to the United States District Court for the Southern District of California to consolidate it with other pending actions. In May 2004, the United States District Court for the Southern District of California granted motions to dismiss filed by the Avista defendants, as well as other defendants, with respect to this complaint. The Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s claims, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In May 2004, the Port of Seattle filed an appeal with the United States Court of Appeals for the Ninth Circuit. On March 30, 2006, the Ninth Circuit dismissed the Port of Seattle’s appeal and affirmed the district court’s action on the ground that the Port of Seattle’s claims are barred by the doctrine of conflict preemption and that the Port of Seattle’s requested relief conflicts with existing FERC proceedings and orders. Based on the Ninth Circuit’s dismissal of this complaint, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

Wah Chang Complaint

In May 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. This complaint is similar to the Port of Seattle complaint and seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal of Wah Chang is still pending before the Ninth Circuit and awaits oral argument. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

AVISTA CORPORATION

City of Tacoma Complaint

In June 2004, the City of Tacoma, Department of Public Utilities, Light Division, a Washington municipal corporation (Tacoma Power), filed a complaint in the United States District Court for the Western District of Washington against over fifty companies, including Avista Corp., Avista Energy and Avista Power. According to the complaint, Tacoma Power distributes electricity to customers in Tacoma, and Pierce County, Washington, generates electricity at several facilities in western Washington and purchases power under supply contracts and in the Northwest spot market. Tacoma Power’s complaint is similar to the Port of Seattle Complaint and seeks compensatory and treble damages from alleged violations of the Sherman Act. Tacoma Power alleges that the defendants, acting in concert, engaged in a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. This allegedly resulted in an artificial increase of the prices paid for power sold in California and elsewhere in the western United States during the period from May 2000 through the end of 2001. Due to the alleged unlawful conduct of the defendants, Tacoma Power allegedly paid an amount estimated to be $175.0 million in excess of what it would have paid in the absence of such alleged conduct. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss this complaint for similar reasons to those expressed by the Court in the Wah Chang complaint described above. In March 2005, Tacoma Power filed an appeal with the United States Court of Appeals for the Ninth Circuit. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Montana Public School Trust Fund Lawsuit

In October 2003, a lawsuit was originally filed by two residents of the State of Montana in the United States District Court for the District of Montana against all private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleged that the hydroelectric facilities are located on state-owned riverbeds and the owners of the dams have never paid compensation to the state’s public school trust fund. The lawsuit requests lease payments dating back to the construction of the respective dams and also requests damages for trespassing and unjust enrichment. In February 2004, the Company filed its motion to dismiss this lawsuit; PacifiCorp and PPL Montana, the other named defendants, also filed a motion to dismiss, or joined therein. In May 2004, the Montana AG filed a complaint on behalf of the state in the District Court to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. In July 2004, the defendants (including Avista Corp.) filed a motion to dismiss the Montana AG’s complaint. In September 2004, the motion to dismiss the Montana AG’s complaint was denied, rejecting the defendants’ argument, among other things, that the FERC has exclusive jurisdiction over this matter. In September 2005, the U.S. District Court issued an order vacating its prior decision based on lack of jurisdiction.

In November 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the controversy that the plaintiffs raised in federal court, as discussed above, and the Montana AG filed

AVISTA CORPORATION

an answer, counterclaim and motion for summary judgment. In June 2005, Avista Corp. moved for leave to amend its complaint to, inter alia, add two causes of action relating to breach of contract and negligent misrepresentation arising out of its Clark Fork Settlement Agreement that was entered into in 1999 with the State of Montana relating to the relicensing of Avista Corp.’s Noxon Rapids Hydroelectric Generating Project. On April 14, 2006, the Montana State Court granted the Montana AG’s motion for summary judgment and denied Avista Corp.’s motion to amend its complaint to add its breach of contract and negligent misrepresentation claims. However, the Montana State Court granted Avista Corp.’s motion to amend its complaint to contend that the Clark Fork River is not navigable. The Company contends that if the Clark Fork River was not navigable at the time of statehood in 1889, the State of Montana never acquired ownership of the riverbeds under the equal footing doctrine. The Court determined that the Montana AG’s claims for compensation were not preempted by the Federal Power Act because it was not, on its face, in conflict with Montana law, nor were they preempted by a federal navigational right for purposes of interstate commerce. The Court also rejected defenses based on estoppel, waiver, and the statute of limitations. The Court did not relieve the Montana AG, however, of its obligation to prove that the State of Montana actually owns the riverbeds or that the land is part of a school trust under the Montana Constitution. In addition, the question of whether there is federal preemption under the Federal Power Act, not on its face, but as actually applied in these circumstances, and the question of compensation, still remain open issues in the case. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, the Company intends to seek recovery, through the rate making process, of any amounts paid.

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

Environmental Protection Agency Administrative Compliance Order

In December 2003, PPL Montana, LLC, as operator of Colstrip, received an Administrative Compliance Order (ACO) from the Environmental Protection Agency (EPA) pursuant to the Clean Air Act (CAA). In January 2006, the EPA issued a draft settlement agreement related to the ACO. The ACO alleges that Colstrip Units 3 & 4 have been in violation of the CAA permit at Colstrip since the units came on-line in the 1980s. The permit required the Colstrip project operator to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if, and when, EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. Avista Utilities and the other owners of Colstrip believe that the ACO is unfounded. The owners of Colstrip are discussing the proposed settlement agreement with the EPA, the Department of Environmental Quality (Montana DEQ) and the Northern Cheyenne Tribe. The draft settlement agreement would resolve the potential liability related to this issue and would result in the installation of additional nitrogen oxide emissions control equipment at Colstrip. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, the Company intends to seek recovery, through the rate making process, of any amounts paid (including capitalized costs).

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued an order to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (approximately 4.46 miles long). The owners of Colstrip Units 3 & 4 take delivery of the coal at the western end (beginning) of the conveyor belt. The order asserts that additional royalties are owed MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2001. WECO’s appeal to the MMS was substantially denied in March 2005; WECO has now appealed the order to the Board of Land Appeals of the U.S.

AVISTA CORPORATION

Department of the Interior. The entire appeal process could take several years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS.

WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

Spokane River

The Company has entered into a settlement with the State of Washington’s Department of Ecology (DOE) and Kaiser Aluminum & Chemical Corporation (Kaiser) relating to the remediation of a contaminated site on the Spokane River. The Company’s involvement with this contaminated site relates to its previous ownership of wastewater treatment plant through Avista Development. Under the agreement with the DOE and Kaiser, the Company will perform the selected remedial action under the Cleanup Action Plan. Kaiser, operating under Chapter 11 bankruptcy protection, has paid the Company approximately 50 percent of the current estimate of the total costs, which was approved by the Kaiser bankruptcy judge and will be used by the Company to fund the costs of the remediation. The Company has accrued its share of the total estimated costs, which was not material to the Company’s consolidated financial condition or results of operations. The Company expects that work under the Cleanup Action Plan will be completed in 2006. Because of uncertainties with respect to, among other things, any future cost sharing agreement with the non-participating PLPs and unforeseen site conditions, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

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

Thirteen other companies received a similar notice, including current and former owners of the site, the Bonneville Power Administration, Portland General Electric Company, Northwestern Energy and Unocal Oil. Several meetings have been held with the EPA and the Potentially Responsible Parties (PRPs) to ask questions of the EPA regarding the Harbor Oil site and to discuss the process used by the EPA in selecting PRPs.

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

Northeast Combustion Turbine Site

In August 2005, a diesel fuel spill occurred at the Company’s Northeast Combustion Turbine generating facility (Northeast CT) located in Spokane, Washington. The Northeast CT site had fuel storage facilities that were leased to Co-op Supply, Inc., an affiliate of Cenex Cooperative (Co-op). The fuel spill occurred when Co-op made a delivery of diesel to a tank that was already nearly full causing excess fuel to overflow into a containment area. It is estimated that approximately 26,000 gallons of fuel escaped the containment area and leaked into the soil below it. An investigation, supervised by the DOE, determined the fuel was, for the most part, uniformly present in the soil to a depth of 30-35 feet. Groundwater below the site is at a depth of 170 feet. The Company immediately commenced remediation efforts, including the removal of contaminated soil and the related fuel storage facilities. Options to dispose of the contaminated soil are currently being evaluated and are expected to be completed by the middle of

AVISTA CORPORATION

2006. During the fourth quarter of 2005, the Company filed a complaint against Co-op and an engineering firm to recover a substantial portion of the cleanup costs. The Company accrued the estimated cleanup costs during 2005, which was not material to the Company’s consolidated financial condition or results of operations.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho (Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within the current boundaries of the Coeur d’Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the state of Idaho. The Company was not a party to this action. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This ownership decision will result in, among other things, the Company being liable to the Tribe for compensation for the use of reservation lands under Section 10(e) of the Federal Power Act.

The Company’s Post Falls Hydroelectric Generating Station (Post Falls), a facility constructed in 1906 with annual generation of 10 aMW, utilizes a dam on the Spokane River downstream of the Lake which controls the water level in the Lake for portions of the year (including portions of the lakebed owned by the Tribe). The Company has other hydroelectric facilities on the Spokane River downstream of Post Falls, but these facilities do not affect the water level in the Lake. The Company and the Tribe are engaged in discussions with respect to past and future compensation (which may include interest) for use of the portions of the bed and banks of the Lake, which are owned by the Tribe. If the parties cannot agree on the amount of compensation, the matter could result in litigation. The Company cannot predict the amount of compensation that it will ultimately pay or the terms of such payment. The Company intends to seek recovery, through the rate making process, of any amounts paid.

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one FERC license and are referred to, collectively, as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires on August 1, 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company filed its license application with the FERC in July 2005. The Company has requested the FERC to consider a license for Post Falls that is separate from the other four hydroelectric plants because Post Falls presents more complex issues that may take longer to resolve than those dealing with the rest of the Spokane River Project. If granted, new licenses would have a term of 30 to 50 years. In the license application, the Company has proposed a number of measures intended to address the impact of the Spokane River Project and enhance resources associated with the Spokane River. Certain environmental measures in the Company’s license application have estimated costs of $3.2 million per year. For certain other items, costs cannot be reasonably estimated at this time. The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues through July 2007. The Company intends to seek recovery, through the rate making process, of relicensing costs.

Clark Fork Settlement Agreement

Dissolved atmospheric gas levels exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and completed the Gas Supersaturation Control Program (GSCP). The Idaho Department of Environmental Quality and the U.S. Fish and Wildlife Service approved the GSCP in February 2004 and the FERC issued an order approving the GSCP in January 2005. The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. Streamflows would be diverted to the tunnels when these flows are in excess of turbine capacity. The Company has undertaken physical and computer modeling studies to confirm the feasibility and likely effectiveness of its tunnel solution. The cost of modifying the first tunnel is preliminarily estimated to be $38 million (including AFUDC and inflation) and will be incurred between 2004 and 2010 ($1.9 million incurred through March 31, 2006), with the majority of these costs to be incurred in 2007 through 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It is preliminarily estimated that the costs to modify the second tunnel would be $26 million (including AFUDC and inflation). As part of the GSCP, the Company provides $0.5 million annually as mitigation for aquatic resources that might be

AVISTA CORPORATION

adversely affected by high dissolved gas levels. Mitigation funds will continue until the modification of the second tunnel commences or if the second tunnel is not modified to an agreed upon point in time commensurate with the biological effects of high dissolved gas levels. The Company intends to seek recovery, through the rate making process, of the costs for the modification of Cabinet Gorge and the mitigation payments.

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

The Company must be in compliance with requirements under the Clean Air Act and Clean Air Act Amendments with respect to its thermal generating plants. The Company continues to monitor legislative developments at both the state and national level with respect to the potential for further restrictions on sulfur dioxide, nitrogen oxide, carbon dioxide (including cap and trade emission reduction programs), as well as other greenhouse gas and mercury emissions. In particular, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, the Montana DEQ has proposed rules for the control of mercury emissions from coal-fired plants that would be more restrictive than EPA regulations. The proposed rules were accepted by the Montana Board of Environmental Review on March 23, 2006 and are currently available for public comment. Compliance with these new and proposed requirements and possible additional legislation or regulations could result in increases in capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The amount of these costs and the impact of the restrictions on the operation of the facilities cannot be estimated at this time.

NOTE 13: POTENTIAL HOLDING COMPANY FORMATION

In February 2006, the Board of Directors of Avista Corp. made the decision to ask shareholders to approve a change in the Company’s organization, which would result in the formation of a holding company. The proposed holding company would become the parent to the regulated utility Avista Corp. (Avista Utilities) and Avista Capital, which is the parent to the Company’s non-utility subsidiaries.

The proposal for the formation of a holding company is described in the Proxy Statement-Prospectus distributed to Avista Corp. shareholders in connection with the annual meeting of shareholders to be held on May 11, 2006. Avista Corp. received approval from the FERC on April 18, 2006 (conditioned on approval by the state regulatory agencies) and has filed for approval from the utility regulators in Washington, Idaho, Oregon and Montana, conditioned on approval by shareholders. If shareholders approve the proposal, if state regulatory approvals are received, and if other conditions are satisfied (including consents under various financing agreements), the holding company organization could be implemented in the second half of 2006.

Avista Corp. has entered into a Plan of Share Exchange with AVA Formation Corp. (AVA) (the proposed holding company), which is currently a wholly owned subsidiary of Avista Corp. Pursuant to the Plan of Share Exchange, a statutory share exchange would be effected whereby each outstanding share of Avista Corp. common stock would be

AVISTA CORPORATION

exchanged for one share of AVA common stock, no par value, so that holders of Avista Corp. common stock would become holders of AVA common stock and Avista Corp. would become a subsidiary of AVA.

The other outstanding securities of Avista Corp. would not be affected by the statutory share exchange, with limited exceptions for stock options and other securities outstanding under equity compensation and employee benefit plans.

Avista Corp. expects that, after the effective time of the statutory share exchange when AVA becomes the sole holder of Avista Corp. common stock, Avista Corp. will transfer to AVA all outstanding shares of Avista Capital stock. This transfer would effect the structural separation of Avista Corp.’s non-utility businesses from the regulated utility business.

NOTE 14. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management business segment primarily consists of electricity and natural gas marketing, trading and resource management, including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. Avista Advantage is a provider of facility information and cost management services for multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing And Resource Management	Avista Advantage	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2006:
Operating revenues	$423,290	$61,542	$9,076	$5,294	$—	$499,202
Resource costs	271,605	50,127	—	—	—	321,732
Gross margin	151,685	11,415	—	—	—	163,100
Other operating expenses	45,727	4,753	6,163	5,395	—	62,038
Depreciation and amortization	20,980	342	515	591	—	22,428
Income (loss) from operations	62,912	6,320	2,398	(692)	—	70,938
Interest expense (2)	23,680	46	196	568	(641)	23,849
Income taxes	15,811	2,709	775	(778)	—	18,517
Net income (loss)	26,172	5,046	1,427	(1,073)	—	31,572
Capital expenditures	29,743	271	365	1	—	30,380
For the three months ended March 31, 2005:
Operating revenues	319,716	51,289	7,240	3,848	(19,429)	362,664
Resource costs	181,713	59,873	—	—	(19,429)	222,157
Gross margin	138,003	(8,584)	—	—	—	129,419
Other operating expenses	44,931	4,787	5,263	4,348	—	59,329
Depreciation and amortization	21,178	438	498	592	—	22,706
Income (loss) from operations	51,605	(13,809)	1,479	(1,092)	—	38,183
Interest expense (2)	23,070	72	231	362	(457)	23,278
Income taxes	11,530	(4,495)	441	(646)	—	6,830
Net income (loss)	18,986	(8,358)	808	(1,247)	—	10,189
Capital expenditures	83,775	209	101	340	—	84,425
Total Assets:
Total assets as of March 31, 2006	2,750,777	1,423,224	77,757	54,679	—	4,306,437
Total assets as of December 31, 2005	2,838,154	2,012,354	46,094	51,892	—	4,948,494

(1)	Intersegment eliminations reported as operating revenues and resource costs represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement, which was terminated effective April 1, 2005. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation and Subsidiaries

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2006 and 2005, and of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington

May 1, 2006

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

All forward-looking statements (including those made in this Quarterly Report on Form 10-Q) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant effect on Avista Corp.’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•	weather conditions, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

•	changes in wholesale energy prices that can affect, among other things, cash requirements to purchase electricity and natural gas for retail customers, as well as the market value of derivative assets and liabilities and unrealized gains and losses;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	the effect of state and federal regulatory decisions affecting the ability of the Company to recover its costs and/or earn a reasonable return, including, but not limited to, the disallowance of previously deferred costs;

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2001 and 2002, and including possible retroactive price caps and resulting refunds;

•	the outcome of legal proceedings and other contingencies concerning the Company or affecting directly or indirectly its operations;

•	the potential effects of any legislation or administrative rulemaking passed into law, (including the Energy Policy Act of 2005 which was passed into law in August 2005);

•	the potential impact of changes to electric transmission ownership, operation and governance, such as the formation of one or more regional transmission organizations or similar entities;

•	wholesale and retail competition including, but not limited to, electric retail wheeling and transmission costs;

•	changes in global energy markets that can affect, among other things, the price of natural gas purchased for retail customers and purchased as fuel for electric generation;

•	the ability to relicense the Spokane River Project at a cost-effective level with reasonable terms and conditions;

•	unplanned outages at any Company-owned generating facilities;

•	unanticipated delays or changes in construction costs with respect to present or prospective facilities;

•	natural disasters that can disrupt energy delivery as well as the availability and costs of materials and supplies and support services;

•	blackouts or large disruptions of transmission systems, which can have an impact on the Company’s ability to deliver energy to its customers;

•	the potential for future terrorist attacks or other malicious acts, particularly with respect to utility plant assets;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to hydroelectric resources;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

AVISTA CORPORATION

•	the effect of any potential change in the Company’s credit ratings;

•	changes in actuarial assumptions, the interest rate environment and the actual return on plan assets with respect to the Company’s pension plan, which can affect future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits;

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in rapidly advancing technologies, possibly making some of the current technology quickly obsolete;

•	changes in tax rates and/or policies; and

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs.

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

Potential Holding Company Formation

In February 2006, the Board of Directors of Avista Corp. made the decision to ask shareholders to approve a change in the Company’s organization, which would result in the formation of a holding company. See further information at “Note 13 of the Notes to Consolidated Financial Statements.”

Avista Corp. Business Segments

Avista Corp. has four business segments as follows:

•	Avista Utilities – generation, transmission and distribution of electric energy and distribution of natural gas to retail customers, as well as wholesale purchases and sales of energy commodities. This business segment is conducted by an operating division of Avista Corp. known as Avista Utilities.

•	Energy Marketing and Resource Management – electricity and natural gas marketing, trading and resource management. This business segment is conducted primarily by Avista Energy and also by Avista Power, which owns a 49 percent interest in a natural gas-fired generating plant. Both Avista Energy and Avista Power are indirect subsidiaries of Avista Corp.

•	Avista Advantage – facility information and cost management services for multi-site customers. This business segment is conducted by Avista Advantage, which is an indirect subsidiary of Avista Corp.

•	Other – includes sheet metal fabrication, radiant floor heating systems and certain other investments (including investments in real estate). This business segment is conducted by various indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

Avista Energy, Avista Power, Avista Advantage and the various companies in the Other business segment are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. The Company’s total common stockholders’ equity was $806.9 million as of March 31, 2006 of which $244.8 million represented its investment in Avista Capital.

AVISTA CORPORATION

The following table presents the contribution to net income from each business segment for the three months ended March 31 (dollars in thousands):

	2006	2005
Avista Utilities	$26,172	$18,986
Energy Marketing and Resource Management	5,046	(8,358)
Avista Advantage	1,427	808
Other	(1,073)	(1,247)

Net income	$31,572	$10,189

Executive Level Summary

Overall

Avista Corp.’s operating results and cash flows are derived primarily from Avista Utilities and Avista Energy (in the Energy Marketing and Resource Management segment). Avista Corp. intends to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

Net income was $31.6 million for the three months ended March 31, 2006 compared to $10.2 million for the three months ended March 31, 2005. This increase was due to the improved performance of each business segment with the most significant improvement in the Energy Marketing and Resource Management segment.

Avista Utilities

Avista Utilities is the Company’s most significant business segment. Avista Utilities’ operating and financial performance is substantially dependent upon, among other things: 1) weather conditions, 2) the price of natural gas in the wholesale market, including the effect on the price of fuel for generation, 3) the price of electricity in the wholesale market, including the effects of weather conditions, natural gas prices and other factors affecting supply and demand and 4) regulatory decisions, allowing Avista Utilities to recover its costs, including particularly its purchased power and fuel costs, on a timely basis, and to earn a fair return on its investment.

Weather has a significant effect on Avista Utilities’ operations, both with respect to customer demand and resulting operating revenues (primarily heating requirements in the winter and cooling requirements in the summer) and electric resource costs (primarily the availability of hydroelectric generation and the tendency for high demand to increase the cost of fuel for electric generation and wholesale electric market prices). Avista Utilities normally experiences its highest retail (electric and natural gas) energy sales during the heating season in the first and fourth quarters of the year. Avista Utilities also experiences high electricity demand for air conditioning during the summer (third quarter). In general, warmer weather in the heating season and cooler weather in the cooling season will reduce Avista Utilities’ operating revenues. In addition, a reduction in precipitation (particularly snowpack) will decrease hydroelectric generation capability and increase resource costs and cash outflows to purchase electric resources in the wholesale market. Regional precipitation and snowpack conditions typically have a significant effect on the wholesale price of electricity.

Avista Utilities’ hydroelectric generation was 95 percent of normal in 2005. Hydroelectric generation has been below normal (based on a 70-year average) for five of the past six years. Avista Utilities forecasts that hydroelectric generation will be slightly above normal in 2006. This forecast may change based upon precipitation, temperatures and other variables during the year.

Both Avista Utilities and Avista Energy are subject to electric and natural gas commodity price risk. Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. Changes in wholesale energy prices can affect, among other things, cash requirements to purchase electricity and natural gas for retail customers or wholesale obligations, as well as the market value of derivative assets and liabilities and unrealized gains and losses. Increasing energy commodity prices have a significant effect on liquidity for both Avista Utilities and Avista Energy. Avista Utilities has regulatory mechanisms in place that provide for the deferral and recovery of the majority of its power and natural gas supply costs. However, if prices increase above the level currently recovered in retail rates during periods when Avista Utilities must purchase energy, deferral balances will increase, which will negatively affect Avista Utilities’ operating cash flow and liquidity until such costs, with interest, are recovered from customers.

In December 2005, Avista Utilities received approval from the Washington Utilities and Transportation Commission (WUTC) to increase its base electric and natural gas rates effective January 1, 2006. Avista Utilities will continue to

AVISTA CORPORATION

file for rate adjustments to provide for recovery of its operating costs and capital investments and to more closely align earned returns with those allowed by regulatory agencies.

Avista Utilities’ net income was $26.2 million for the three months ended March 31, 2006, an increase from $19.0 million for the three months ended March 31, 2005 primarily due to an increase in gross margin (operating revenues less resource costs). The increase in gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates. This resulted in Avista Utilities recognizing a benefit of $5.2 million under the Washington ERM dead band during the first quarter of 2006. It is important to note that if the ERM dead band is reduced or eliminated later in 2006 through the pending filing with the WUTC, a portion of the $5.2 million benefit received during the first quarter of 2006 could be reversed during 2006 resulting in a reduction to net income. Furthermore, in the event that the ERM dead band is not changed, it is possible that some or all of this benefit may be reversed during 2006 if power supply costs exceed the amount included in base retail rates. In addition, the sale of claims against Enron Corporation and certain of its affiliates (collectively Enron), as well as the general rate increase implemented in Washington and customer growth, contributed to the increase in gross margin and net income. For further information on the sale of claims against Enron, see the discussion of other electric revenues on page 40.

Avista Utilities is committed to investment in its generation, transmission and distribution systems with a focus on increasing capacity and continuing to provide reliable service to its customers. The Company has established a utility capital budget of approximately $160 million for 2006. Significant projects include the continued enhancement of Avista Utilities’ transmission system and upgrades to generating facilities.

Energy Marketing and Resource Management (Avista Energy)

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

The earnings and cash flows of Avista Energy are by nature subject to significant volatility because they are derived primarily from the day-to-day trading of electricity and natural gas and optimization of assets owned by other entities, rather than predictable long-term revenue streams, and because Avista Energy’s activities are for the most part subject to mark-to-market accounting. In addition, with respect to the management of natural gas storage and certain other contracts, Avista Energy’s earnings are subject to volatility caused by the differences between the required accounting and the economic management of these assets and contracts. While Avista Energy has taken measures to enhance profitability and reduce the risk of losses in the future, this business will continue to have volatility in its results.

Avista Energy is subject to certain regulatory proceedings that remain unresolved; however, Avista Energy believes that it has adequate reserves established for refunds that may be ordered. The wholesale energy markets in which Avista Energy operates continue to have volatile market prices and variations in liquidity.

The Energy Marketing Resource Management segment, which consists primarily of Avista Energy, had net income of $5.0 million for the three months ended March 31, 2006 compared to a net loss of $8.4 million for the three months ended March 31, 2005. The estimated difference between the economic management and the required accounting for certain contracts and physical assets under management accounted for approximately $2.6 million of this segment’s net income for the three months ended March 31, 2006. A significant portion of this difference is expected to reverse in future periods when the contracts are settled or realized. This difference could also increase or decrease due to changes in forward market prices. Part of this reversal is expected to occur during the second quarter of 2006, which would further reduce earnings in what is typically a weak earnings quarter for Avista Energy. The net loss for the three months ended March 31, 2005 was primarily due to losses in Avista Energy’s natural gas portfolio. The volatility in natural gas and electricity prices can result in significant changes in earnings from Avista Energy from period-to-period.

Avista Advantage

Avista Advantage remains focused on increasing revenues, controlling operating expenses, continuously enhancing client satisfaction and developing complementary value-added services in a competitive market. Net income for Avista Advantage was $1.4 million for the three months ended March 31, 2006, an increase from $0.8 million for the three months ended March 31, 2005 based on increased revenues from an expanding customer base and stabilizing operating expenses from processing efficiencies.

AVISTA CORPORATION

Other Business Segment

Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment. However, the Company may, from time to time, invest incremental funds in these businesses to protect its existing investments. The net loss in the Other business segment was $1.1 million for the three months ended March 31, 2006, a slight improvement from the net loss of $1.2 million for the three months ended March 31, 2005, primarily due to improved results from AM&D.

Liquidity and Capital Resources

On April 6, 2006, Avista Corp. amended its committed line of credit agreement, which was originally entered into on December 17, 2004. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320.0 million from $350.0 million and an extension of the expiration date to April 5, 2011 from December 16, 2009. The Company chose to reduce the facility based on forecasted liquidity needs. On March 20, 2006, Avista Corp. amended its accounts receivable sales facility to extend the termination date to March 20, 2007. Under this facility, the Company (through a subsidiary) can sell without recourse, on a revolving basis, up to $85.0 million of its accounts receivable.

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

Succession Planning

The Company has management succession plans that work towards ensuring that executive officer and key management positions can be appropriately filled as vacancies occur. The Company also has workforce development plans for key technical and craft areas.

Avista Utilities – Regulatory Matters

General Rate Cases

In December 2005, the WUTC approved Avista Utilities’ combined electric and natural gas general rate case settlement agreement with certain conditions, which were subsequently accepted by the settling parties (Avista Utilities, the WUTC staff, the Northwest Industrial Gas Users and the Energy Project). The WUTC Order provided for base rate increases of 7.5 percent for electric and 0.6 percent for natural gas, effective January 1, 2006. The electric base rate increase is designed to increase annual revenues by $21.4 million. The majority of the increase in electric revenues is related to increased power supply costs. As such, a significant portion of the increase will not increase gross margin or net income, because it is matched by an increase in the amount of resource costs currently recognized in expense. The natural gas base rate increase is designed to increase annual revenues by approximately $1.0 million. The WUTC Order also provides for further review of the ERM as discussed at “Power Cost Deferrals and Recovery Mechanisms” below.

As part of the general rate case settlement agreement that was modified and approved by the WUTC Order, Avista Utilities has agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. Failure by Avista Utilities to meet those targets could result in a reduction in base rates of 2 percent for each target. The utility equity component was approximately 32.9 percent as of March 31, 2006.

Oregon Senate Bill 408

The Oregon Public Utility Commission (OPUC) has issued temporary rules and is in the process of formulating final rules related to Oregon Senate Bill 408 (OSB 408). OSB 408, which was enacted into law in 2005, requires the OPUC to direct the utility to establish an automatic adjustment clause to account for the difference between taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. Taxes paid attributed to Oregon regulated operations are limited to the lesser of consolidated or stand-alone tax payments. The automatic adjustment clause may result in either rate increases or rate decreases and applies only to taxes paid and collected on or after January 1, 2006. Interpretation and application of OSB 408 is complicated by a number of factors, including, but not limited to, the adjustments that are allowed under OSB 408, the Company’s organizational structure, and the fact that the Company provides retail natural gas and electric services in multiple state jurisdictions. At this point in time, the Company cannot predict the effect that OSB 408 may have on revenues or net income related to its Oregon natural gas operations.

AVISTA CORPORATION

Natural Gas Decoupling

On April 5, 2006, Avista Utilities filed with the WUTC a proposal to implement a natural gas decoupling mechanism. Decoupling means separating the direct link between natural gas sales volume and the recovery of Avista Utilities’ fixed cost of providing service, which does not include the cost of the natural gas itself. Because Avista Utilities’ current rate structures provide for recovery of the majority of its fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives are directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Decoupling breaks the link between the volume of sales and the recovery of fixed costs and would facilitate an increased focus on energy efficiency and conservation. Avista Utilities’ proposed decoupling mechanism is a three-year “pilot” to begin in July 2006. A rate adjustment in any one-year would be limited to no more than 2 percent. The filing of the first decoupling rate adjustment would be in the fall of 2007.

Power Cost Deferrals and Recovery Mechanisms

In Washington, the ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM currently provides for Avista Utilities to incur the cost of, or receive the benefit from, the first $9.0 million in annual power supply costs above or below the amount included in base retail rates, which is referred to as the ERM dead band. Under the ERM, 90 percent of the power supply costs exceeding or below the dead band are deferred for future surcharge or rebate to Avista Utilities’ customers. The remaining 10 percent of power supply costs are an expense of, or benefit to, the Company without affecting current or future customer rates. The WUTC rejected the proposal in the rate case settlement agreement to reduce the ERM dead band from $9.0 million to $3.0 million. However, Avista Utilities was directed to make a filing with the WUTC by January 31, 2006, to allow further review of the ERM. On January 31, 2006, Avista Utilities made its filing with the WUTC proposing that the ERM be continued for an indefinite period of time and that the $9.0 million ERM dead band be eliminated. This filing also satisfied a previous requirement for Avista Utilities to make a filing by the end of 2006 for a review of the ERM. The current procedural schedule set by the WUTC would allow for an order on any changes to the ERM (including any changes to the dead band) to be issued in late July or August of 2006. The WUTC has previously stated that any changes to the ERM would be effective for the full year (beginning January 1, 2006).

The rate case settlement agreement approved by the WUTC and implemented on January 1, 2006, increased the ERM surcharge from 9.8 percent to 10.8 percent, which allows Avista Utilities to more rapidly recover deferred power costs.

Under the ERM, Avista Utilities agreed to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In March 2006, Avista Utilities made its annual filing with the WUTC related to $4.1 million of deferred power costs incurred for 2005.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the authorized level of net power supply expense. The PCA rate surcharge is currently 2.5 percent.

The following table shows activity in deferred power costs for Washington and Idaho during 2005 and the three months ended March 31, 2006 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2004	$113,208	$9,498	$122,706
Activity from January 1 – December 31, 2005:
Power costs deferred for future recovery	4,129	3,938	8,067
Interest and other net additions	5,403	278	5,681
Recovery of deferred power costs through retail rates	(26,549)	(5,727)	(32,276)

Deferred power costs as of December 31, 2005	96,191	7,987	104,178
Activity from January 1 – March 31, 2006:
Power costs deferred for future rebate	—	(489)	(489)
Interest and other net additions	1,210	96	1,306
Recovery of deferred power costs through retail rates	(8,407)	(1,283)	(9,690)

Deferred power costs as of March 31, 2006	$88,994	$6,311	$95,305

AVISTA CORPORATION

Regional Transmission Organizations

The FERC continues to encourage the development of Regional Transmission Organizations. Pending the structure of a Regional Transmission Organization (RTO), this could significantly change how transmission facilities are planned and operated. Avista Corp. has participated in discussions with transmission providers and other stakeholders in the Pacific Northwest for several years regarding the possible formation of an RTO in the region. One such effort, Grid West, has announced that it intends to dissolve. The Company is currently participating in discussions regarding the formation of an alternative transmission entity, ColumbiaGrid. The Company’s decision to move forward with the formation of any transmission entity serving the Pacific Northwest region, including the legal, financial and operating implications of such a decision, will ultimately depend upon the specific terms and conditions related to the formation of, and participation in, the entity and any conditions established in any applicable regulatory approval processes. The Company cannot predict these outcomes.

Results of Operations

Overall Operations

The following provides an overview of changes in the Company’s Consolidated Statements of Income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. More detailed explanations are provided, particularly with respect to operating revenues and operating expenses in the business segment discussions (Avista Utilities, Energy Marketing and Resource Management, Avista Advantage and Other) that follow this section.

Utility revenues increased $103.6 million to $423.3 million due to increases in electric revenues of $45.0 million and natural gas revenues of $58.6 million. The increase in natural gas revenues was primarily due to the increased volume of wholesale natural gas sales and increased retail natural gas rates. The increase in electric revenues reflects an increase in sales of fuel, wholesale revenues and retail revenues.

Non-utility energy marketing and trading revenues increased $29.7 million to $61.5 million primarily due to increased revenues from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to customers in Montana) and increased net trading margin on contracts accounted for under SFAS No. 133.

Other non-utility revenues increased $3.3 million to $14.4 million as a result of increased revenues from Avista Advantage of $1.8 million and increased revenues from the Other business segment of $1.5 million. The increase in revenues from Avista Advantage was primarily due to customer growth. The increase from the Other business segment was primarily due to increased sales at AM&D.

Utility resource costs increased $89.9 million primarily due to increased electric resource costs of $34.5 million and increased natural gas resource costs of $55.4 million. The increase in electric resource costs reflects an increase in base resource costs as set forth in the Washington general rate case, as well as an increase in other fuel costs (representing the economic sale of fuel that was not used in generation). The increase in natural gas resource costs reflects an increase in natural gas purchased due to an increase in both the volume and price of purchases.

Utility taxes other than income taxes increased $1.8 million primarily due to increased retail electric and natural gas revenues and related taxes.

Non-utility resource costs increased $9.7 million primarily due to increased resource costs related to sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and for customers in Montana) and partially due to an increase in transportation and transmission costs.

Other non-utility operating expenses increased $1.9 million from increased operating expenses for Avista Advantage due to expanding operations, as well as increased operating expenses in the Other business segment.

Interest expense (including interest expense to affiliated trusts) increased $0.6 million primarily due to an increase in interest expense on variable rate debt.

Other income-net increased $0.7 million primarily due to an increase in interest income.

AVISTA CORPORATION

Income taxes increased $11.7 million primarily due to increased income before income taxes. The effective tax rate was 37.0 percent for the three months ended March 31, 2006 compared to 40.1 percent for the three months ended March 31, 2005.

Avista Utilities

Net income for Avista Utilities was $26.2 million for the three months ended March 31, 2006 compared to $19.0 million for the three months ended March 31, 2005. Avista Utilities’ income from operations was $62.9 million for the three months ended March 31, 2006 compared to $51.6 million for the three months ended March 31, 2005. This increase was primarily due to increased gross margin (operating revenues less resource costs). The increase in gross margin was partially offset by increases in utility taxes other than income taxes (consistent with an increase in retail revenues) and a slight increase in other utility operating expenses.

The following table presents Avista Utilities’ gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2006	2005	2006	2005	2006	2005
Operating revenues	$222,008	$177,046	$201,282	$142,670	$423,290	$319,716
Resource costs	114,404	79,917	157,201	101,796	271,605	181,713

Gross margin	$107,604	$97,129	$44,081	$40,874	$151,685	$138,003

Avista Utilities’ operating revenues increased $103.6 million and resource costs increased $89.9 million, which resulted in an increase of $13.7 million in gross margin for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The gross margin on electric sales increased $10.5 million and the gross margin on natural gas sales increased $3.2 million. The increase in electric gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates resulting in the benefit of $5.2 million of power supply costs in Washington below the amount included in base retail rates during the first quarter of 2006, compared to the expense of $0.2 million of power supply costs exceeding the amount included in base retail rates for the first quarter of 2005. This was partially a result of improved hydroelectric generation from higher than normal precipitation and warmer than normal temperatures during the first quarter of 2006, as well as fuel costs that were lower than expected. In addition, Avista Utilities optimized its available resources through sales of fuel and power in the wholesale market. It is important to note that if the ERM dead band is reduced or eliminated later in 2006 through the pending filing with the WUTC, a portion of the $5.2 million benefit received during the first quarter of 2006 could be reversed during 2006 resulting in a reduction to net income. Furthermore, in the event that the ERM dead band is not changed, it is possible that some or all of this benefit may be reversed during 2006 if power supply costs exceed the amount included in base retail rates. The increase in electric gross margin was also partially due to the sale of claims against Enron-related entities, the Washington general rate increase implemented on January 1, 2006 and customer growth. The increase in the gross margin on natural gas sales was primarily due to customer growth in the Washington, Idaho and Oregon service territories. The effects of general rate increases and customer growth were partially offset by the sale of the South Lake Tahoe natural gas operations in April 2005.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2006	2005	2006	2005
Residential	$68,747	$62,750	1,042	1,009
Commercial	52,594	49,972	735	734
Industrial	22,774	21,896	509	502
Public street and highway lighting	1,279	1,229	6	6

Total retail	145,394	135,847	2,292	2,251
Wholesale	39,152	27,734	474	498
Sales of fuel	30,937	9,647	—	—
Other	6,525	3,818	—	—

Total	$222,008	$177,046	2,766	2,749

Retail electric revenues increased $9.5 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to an increase in revenue per MWh (increased revenues $6.9 million) and an increase in total MWhs sold (increased revenues $2.6 million). The increase in

AVISTA CORPORATION

revenue per MWh was primarily due to the Washington general rate increase of 7.5 percent as well as a 1.0 percent increase in the ERM surcharge, both of which were implemented on January 1, 2006. The increase in total MWhs sold was primarily due to customer growth and partially due to a slight increase in use per customer.

Wholesale electric revenues increased $11.4 million primarily due to an increase in wholesale sales prices (increased revenues $13.4 million), partially offset by a decrease in wholesale sales volumes (decreased revenues $2.0 million).

Sales of fuel increased $21.3 million as a greater percentage of fuel purchases were not used in generation. Sales of fuel represents natural gas that was not used for generation when electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units. The increase reflects an increase in both the volume and price of sales of fuel.

Other electric revenues increased $2.7 million primarily as a result of revenues from the sale of Enron claims, partially offset by decreased transmission revenues. During the three months ended March 31, 2006, the Company made the decision to sell claims that it had against certain Enron-related entities. These claims were for damages that the Company suffered as a result of the breach of a construction agreement for the Coyote Springs 2 generation plant. The Company received approximately $8.5 million from the sale of these claims of which $5.5 million was applied to reduce the capitalized cost of the plant and the remaining $3.0 million was recorded as other electric revenues based on the lost margin opportunities from the plant in prior periods.

The following table presents Avista Utilities’ natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2006	2005	2006	2005
Residential	$105,133	$88,774	81,062	84,406
Commercial	58,093	47,101	48,723	49,358
Industrial	3,735	3,319	3,549	4,087

Total retail	166,961	139,194	133,334	137,851
Wholesale	31,215	114	45,894	200
Transportation	1,608	2,211	42,183	44,799
Other	1,498	1,151	212	231

Total	$201,282	$142,670	221,623	183,081

Natural gas revenues increased $58.6 million for the three months ended March 31, 2006 from the three months ended March 31, 2005 due to an increase in retail and wholesale natural gas revenues. The $27.8 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $33.4 million), partially offset by a decrease in volumes (decreased revenues $5.6 million). During September through November of 2005, retail rates for natural gas were increased in response to an increase in natural gas costs. The decrease in total therms sold was primarily due to the sale of the South Lake Tahoe properties and a slight decrease in use per customer, partially offset by customer growth in the other service territories. The increase in wholesale revenues reflects the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process that was implemented at Avista Utilities effective April 1, 2005.

The following table presents Avista Utilities’ average number of electric and natural gas customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2006	2005	2006	2005
Residential	299,491	292,910	266,450	275,741
Commercial	37,797	37,205	31,724	32,558
Industrial	1,394	1,411	300	309
Public street and highway lighting	430	414	—	—

Total retail	339,112	331,940	298,474	308,608
Wholesale	46	42	20	1
Transportation	—	—	76	82

Total customers	339,158	331,982	298,570	308,691

The decrease in the average number of natural gas customers from 2005 to 2006 was due to the sale of Avista Utilities’ South Lake Tahoe, California natural gas properties in April 2005. Avista Utilities had approximately 18,750 customers in South Lake Tahoe, California.

AVISTA CORPORATION

The following table presents Avista Utilities’ resource costs for the three months ended March 31 (dollars in thousands):

	2006	2005
Electric resource costs:
Power purchased	$43,918	$39,931
Power cost amortizations, net of deferrals	10,179	9,495
Fuel for generation	25,327	22,455
Other fuel costs	34,457	8,585
Other regulatory amortizations, net	(2,033)	(2,430)
Other electric resource costs	2,556	1,881

Total electric resource costs	114,404	79,917

Natural gas resource costs:
Natural gas purchased	146,743	94,073
Natural gas amortizations, net of deferrals	9,463	6,162
Other regulatory amortizations, net	995	1,561

Total natural gas resource costs	157,201	101,796

Total resource costs	$271,605	$181,713

Power purchased for the three months ended March 31, 2006 increased $4.0 million compared to the three months ended March 31, 2005 primarily due to an increase in the price of power purchases (increased costs $2.6 million) and partially due to an increase in the volume of power purchases (increased costs $1.4 million).

Net amortization of deferred power costs was $10.2 million for the three months ended March 31, 2006 compared to $9.5 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, Avista Utilities recovered (collected as revenue) $8.4 million of previously deferred power costs in Washington and $1.3 million in Idaho. During the three months ended March 31, 2006, Avista Utilities deferred (for future rebate to customers) $0.5 million due to power costs being below the amount included in base retail rates in Idaho. Avista Utilities did not defer any power costs in Washington during the three months ended March 31, 2006 as costs were within the initial $9.0 million in power costs below the amount included in base retail rates under the ERM.

Fuel for generation increased $2.9 million due to an increase in fuel prices, partially offset by reduced use of thermal generation (particularly Coyote Springs 2) due to the higher cost of natural gas relative to wholesale electric market prices and increased hydroelectric generation.

Other fuel costs increased $25.9 million. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The increase in other fuel costs was primarily due to a reduced percentage of fuel used in generation and higher natural gas fuel prices.

The expense for natural gas purchased for the three months ended March 31, 2006 increased $52.7 million compared to the three months ended March 31, 2005 due to an increase in the cost of natural gas (increased costs $19.0 million) and an increase in total therms purchased (increased costs $33.7 million). The increase in total therms purchased is related to an increase in wholesale sales as part of the balancing of loads and resources with the natural gas procurement process, partially offset by a slight decrease in retail sales volumes. During the three months ended March 31, 2006, Avista Utilities had $9.5 million of net amortization of deferred natural gas costs compared to $6.2 million for the three months ended March 31, 2005. The increase reflects higher retail rates (through purchased gas cost adjustments) to collect deferred natural gas costs.

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

AVISTA CORPORATION

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

The following table presents Avista Energy’s net realized gains and net unrealized gains (losses) for the three months ended March 31 (dollars in thousands):

	2006	2005
Net realized gains	$5,275	$8,928
Net unrealized gains (losses)	6,140	(17,512)

Total gross margin (operating revenues less resource costs)	$11,415	$(8,584)

Overall segment results

Energy Marketing and Resource Management had net income of $5.0 million for the three months ended March 31, 2006 compared to a net loss of $8.4 million for the three months ended March 31, 2005. The estimated difference between the economic management and the required accounting for certain contracts and physical assets under management accounted for approximately $2.6 million of this segment’s net income for the three months ended March 31, 2006. A significant portion of this difference is expected to reverse in future periods when the contracts are settled or realized. This difference could also increase or decrease due to changes in forward market prices. Part of this reversal is expected to occur during the second quarter of 2006, which would further reduce earnings in what is typically a weak earnings quarter for Avista Energy. The net loss for the three months ended March 31, 2005 was primarily due to changes in natural gas prices relative to the positions that Avista Energy had taken in the natural gas market. The net loss for the first quarter of 2005 was increased by approximately $6.1 million from the effects of the estimated difference between the economic management and the required accounting for certain energy contracts and physical assets under management.

Differences in the economic management and the required accounting for certain contracts and physical assets under management

Avista Energy is affected by earnings volatility associated with the estimated difference between the economic management and the required accounting for certain contracts and physical assets under management as disclosed above. The operations of Avista Energy are managed on an economic basis reflecting contracts and assets under management at estimated market value. Under SFAS No. 133, certain contracts, which are considered derivatives and accounted for at market value, economically hedge other contracts and physical assets under management, which are not considered derivatives and are generally accounted for at the lower of cost or market value. The accounting treatment does not affect the underlying cash flows or economics of these transactions. These differences are generally reversed in future periods as market values change or the contracts are settled or realized. These differences primarily relate to Avista Energy’s management of natural gas inventory and Avista Energy’s control of natural gas-fired generation through a power purchase agreement. Please refer to the 2005 Form 10-K for a detailed discussion of these differences. Avista Energy has other differences between the economic management and the required accounting for certain contracts and physical assets under management, which have not been as significant as those described in the 2005 Form 10-K. However, these items could become more significant in the future and Avista Energy could enter into new contracts and agreements that could result in significant differences in future periods.

In early 2006, Avista Energy made the economic decision to sell its natural gas inventory forward for delivery in the first quarter of 2007. This transaction will allow Avista Energy to capture approximately $4 million of after-tax economic value. This forward sale is marked-to-market and has resulted in earnings volatility during the first quarter of 2006 and will continue to result in earnings volatility until the natural gas is withdrawn from storage.

Analysis of operating revenues, resource costs and gross margin for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Operating revenues increased $10.3 million and resource costs decreased $9.7 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulting in an increase in gross margin of $20.0 million. Operating revenues increased primarily due to increased revenues from sales of natural gas to

AVISTA CORPORATION

commercial and industrial end-user customers (both through Avista Energy Canada and to customers in Montana) and increased net trading margin on contracts accounted for under SFAS No. 133, partially offset by decreased revenues under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005. Resource costs decreased primarily due to decreased resource costs under the Agency Agreement with Avista Utilities, partially offset by increased resource costs related to sales of natural gas to commercial and industrial end-user customers and an increase in transportation and transmission costs.

Avista Energy’s gross margin (operating revenues less resource costs) was a gain of $11.4 million for the three months ended March 31, 2006 compared to a loss of $8.6 million for the three months ended March 31, 2005. The gain for the three months ended March 31, 2006 was primarily due to Avista Energy’s asset management activities, and positive results from its natural gas end-user business and natural gas trading. The loss for the three months ended March 31, 2005 was primarily due to the increase in natural gas prices and the resulting impact on Avista Energy’s natural gas positions, including the effect on the accounting for natural gas storage.

Net realized gains decreased to $5.3 million for the three months ended March 31, 2006 from $8.9 million for the three months ended March 31, 2005. The decrease in net realized gains was due to decreased net gains on settled financial transactions and physical electric transactions as well as increased transmission and transportation fees, partially offset by decreased net losses on physical natural gas transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized gain of $6.1 million for the three months ended March 31, 2006 compared to a net unrealized loss of $17.5 million for the three months ended March 31, 2005.

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the three months ended March 31, 2006 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2005	$18,682	$15,769	$34,451
Less contracts settled during 2006 (1)	(17,803)	12,528	(5,275)
Fair value of new contracts when entered into during 2006 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	27,185	(13,575)	13,610

Fair value of contracts as of March 31, 2006	$28,064	$14,722	$42,786

(1)	Contracts settled during 2006 include those contracts that were open in 2005 but settled during the three months ended March 31, 2006 as well as new contracts entered into and settled during 2006. Amount represents net realized gains associated with these settled transactions.

(2)	Avista Energy did not enter into any origination transactions during the three months ended March 31, 2006 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the three months ended March 31, 2006, Avista Energy did not experience a change in fair value due to changes in valuation techniques.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of March 31, 2006 (dollars in thousands):

	Less than one year	Greater than one and less than three years	Greater than three and less than five years	Greater than five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$16,812	$30,909	$—	$—	$47,721
Fair value based on valuation models (2)	(2,239)	(1,938)	8,095	(23,575)	(19,657)

Total electric assets (liabilities), net	$14,573	$28,971	$8,095	$(23,575)	$28,064

Natural gas assets (liabilities), net
Prices from other external sources (1)	$18,342	$(1,027)	$—	$—	$17,315
Fair value based on valuation models (3)	(1,229)	(1,393)	29	—	(2,593)

Total natural gas assets (liabilities), net	$17,113	$(2,420)	$29	$—	$14,722

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. These market quotes are used through 36 months.

AVISTA CORPORATION

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices, as well as basis spreads using historical and broker estimates.

Avista Advantage

Net income for Avista Advantage was $1.4 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005. Operating revenues for Avista Advantage increased $1.8 million and operating expenses increased $0.9 million. The increase in operating revenues was primarily due to the expansion of Avista Advantage’s customer base. Avista Advantage has approximately 360 customers representing approximately 182,000 billed sites in North America. The number of billed sites increased by approximately 23,000, or 14 percent, from March 31, 2005. The increase in operating expenses primarily reflects increased labor costs necessary to serve an expanding customer base, partially offset by increased efficiencies. Avista Advantage’s average cost of processing a bill decreased 2 percent for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Other Business Segment

The net loss from this business segment was $1.1 million for the three months ended March 31, 2006 compared to a net loss of $1.2 million for the three months ended March 31, 2005. Operating revenues from this business segment increased $1.5 million and operating expenses increased $1.0 million, respectively. Net income for AM&D was $0.1 million for the three months ended March 31, 2006 compared to a net loss of $0.5 million for the three months ended March 31, 2005. The improvement for AM&D was partially offset by the accrual for an environmental liability in the first quarter of 2006, as well as an increase in the loss on certain investments in this segment not related to AM&D.

New Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. For the first quarter of 2006, the Company recorded approximately $0.9 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income. The Company did not recognize any stock-based compensation expense for the three months ended March 31, 2005. The Company expects to recognize stock-based compensation expense (pre-tax) of $2.4 million, $2.0 million and $1.1 million during the remainder of 2006, 2007 and 2008, respectively, for stock-based awards granted to employees prior to March 31, 2006. For further information see “Notes 1, 2 and 11 of the Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2005 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the three months ended March 31, 2006, positive cash flows from operating activities of $107.1 million were used to fund the Company’s cash requirements, including utility capital expenditures of $29.7 million and dividends of $6.8 million. In addition, as cash flows from operating activities and other sources of cash inflows exceeded other funding requirements, total debt decreased $40.4 million during the first quarter of 2006 and the Company’s total cash and cash equivalents increased $45.2 million during the period.

Operating Activities Net cash provided by operating activities was $107.1 million for the three months ended March 31, 2006 compared to $67.9 million for the three months ended March 31, 2005. Net cash provided by working capital components was $43.3 million for the three months ended March 31, 2006, compared to net cash provided of $18.0 million for the three months ended March 31, 2005. The net cash provided during 2006 primarily reflects a decrease in accounts receivable (representing net cash received from customers), other current liabilities (primarily due to an increase in funds held for customers at Avista Advantage) and cash deposits with counterparties (representing cash returned that was deposited as collateral funds at Avista Energy), partially offset by a decrease in accounts payable (representing net cash paid to vendors). The net cash provided during the three months ended March 31, 2005 primarily reflects a decrease in accounts receivable (representing net cash received from customers), an increase in sales of accounts receivable, an increase in other current liabilities and a seasonal net decrease in natural gas stored at Avista Utilities as the natural gas was withdrawn from storage during the first quarter of 2005. This was partially offset by an increase in deposits with counterparties and a decrease in accounts payable (representing net cash paid to vendors). Significant changes in non-cash items included a $23.7 million change in energy commodity assets and liabilities, representing the change to an unrealized gain of $6.1 million on energy trading activities for Avista Energy for the three months ended March 31, 2006 from an unrealized loss of $17.5 million for the three months ended March 31, 2005.

Investing Activities Net cash used in investing activities was $16.4 million for the three months ended March 31, 2006, a decrease compared to $69.9 million for the three months ended March 31, 2005. The decrease was primarily due to a decrease in utility property capital expenditures, which included $57.5 million for the purchase of Coyote Springs 2 in the first quarter of 2005. Investing activities for the three months ended March 31, 2006 included the receipt of $5.5 million from the sale of a claim against an affiliate of Enron Corporation related to the construction of Coyote Springs 2 and proceeds of $6.8 million from the sale of a turbine at Avista Power.

Financing Activities Net cash used in financing activities was $45.5 million for the three months ended March 31, 2006 compared to net cash used of $27.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, short-term borrowings decreased $40.0 million, which reflects a decrease in the amount of debt outstanding under Avista Corp.’s line of credit. Cash dividends paid increased to $6.8 million (or 14 cents per share) for the three months ended March 31, 2006 from $6.5 million (or 13.5 cents per share) for the three months ended March 31, 2005.

During the three months ended March 31, 2005, short-term borrowings increased $6.0 million, which reflected an increase in the amount of debt outstanding under Avista Corp.’s line of credit. During the three months ended March 31, 2005, Avista Corp. redeemed a total of $26.0 million of medium-term notes scheduled to mature in future years.

Overall Liquidity

The Company’s consolidated operating cash flows are primarily derived from the operations of Avista Utilities and Avista Energy. The primary source of operating cash flows for Avista Utilities is revenues (including the recovery of previously deferred power and natural gas costs) from sales of electricity and natural gas. Significant uses of cash flows from operations for Avista Utilities include the purchase of electricity and natural gas, other operating expenses, taxes and interest. The primary source and use of operating cash flows for Avista Energy is revenues and costs from realized energy commodity transactions as well as cash collateral deposited to or held from counterparties. Significant operating cash outflows for Avista Energy also include other operating expenses and taxes.

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

AVISTA CORPORATION

The general rate increases that have been implemented at Avista Utilities since 2002 are allowing the Company to continue to improve its operating cash flows. In December 2005, the WUTC approved a settlement agreement (with certain conditions) related to Avista Utilities’ Washington general rate case that provides for electric and natural gas base rate increases, which are designed to increase annual revenues by $22.4 million effective January 1, 2006. See further details in the section “Avista Utilities—Regulatory Matters.”

When Avista Utilities’ power and natural gas costs exceed the levels currently recovered from retail customers, its net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of streamflows for hydroelectric generation, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Hydroelectric generation has been below normal (based on a 70-year average) for five of the past six years. Avista Utilities forecasts that hydroelectric generation will be slightly above normal in 2006. This forecast may change based upon precipitation, temperatures and other variables during the year.

The Company monitors the potential liquidity impacts of increasing energy commodity prices for both Avista Utilities and Avista Energy. The Company believes that it has adequate liquidity through current cash and cash equivalents, Avista Corp.’s $320.0 million committed line of credit and Avista Energy’s $145.0 million committed line of credit to meet the increased cash needs of higher energy commodity prices. Avista Utilities has regulatory mechanisms in place that provide for the deferral and recovery of the majority of its power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect the Company’s cash flow and liquidity.

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$201,476	10.1%	$39,524	2.0%
Short-term borrowings	23,490	1.2	63,494	3.2
Long-term debt to affiliated trusts	113,403	5.7	113,403	5.6
Long-term debt	827,598	41.3	989,990	49.4

Total debt	1,165,967	58.3	1,206,411	60.2
Preferred stock-cumulative (including current portion)	28,000	1.4	28,000	1.4

Total liabilities	1,193,967	59.7	1,234,411	61.6
Stockholders’ equity	806,904	40.3	771,128	38.4

Total	$2,000,871	100.0%	$2,005,539	100.0%

The Company’s total debt decreased $40.4 million from December 31, 2005 to March 31, 2006 primarily due to a decrease in short-term borrowings. The decrease in total debt primarily reflects operating cash flows in excess of funding requirements, primarily for utility capital expenditures and dividends. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s stockholders’ equity increased $35.8 million during the three months ended March 31, 2006 primarily due to net income, other comprehensive income and the issuance of common stock through equity compensation plans and the dividend reinvestment plan, partially offset by dividends.

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

AVISTA CORPORATION

Avista Corp. has approximately $567 million of long-term debt maturities and mandatory preferred stock redemptions between 2006 and 2008, with the majority occurring in 2007 and 2008. Avista Corp.’s forecasts indicate that it will need to issue new securities to fund a significant portion of these requirements. In 2004, Avista Corp. entered into forward-starting interest rate swap agreements effectively locking in market fixed interest rates, which were relatively low compared to historical interest rates, for $200 million of forecasted debt issuances.

On April 6, 2006, the Company amended its committed line of credit agreement with various banks to lower bank fees and borrowing costs. The committed line of credit was originally entered into on December 17, 2004. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320.0 million from $350.0 million and an extension of the expiration date to April 5, 2011 from December 16, 2009. The Company chose to reduce the facility based on forecasted liquidity needs. Under the amended credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit, an increase from $150.0 million prior to the amendment. As of March 31, 2006 and December 31, 2005, the Company had $23.0 million and $63.0 million, respectively, of borrowings outstanding. As of March 31, 2006 and December 31, 2005, there were $38.6 million and $44.1 million in letters of credit outstanding, respectively. The amended committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The amended committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2006, the Company was in compliance with this covenant with a ratio of 2.58 to 1. The committed line of credit agreement also has a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. Under the amendment, this ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 13) and December 31, 2007. As of March 31, 2006, the Company was in compliance with this covenant with a ratio of 58.3 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries (including Avista Energy) could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of March 31, 2006, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements.

As further discussed at “Avista Utilities - Regulatory Matters,” in December 2005, the WUTC issued an order approving the settlement agreement reached in the Company’s Washington general rate case with certain conditions. The Company agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. Failure by the Company to meet those targets could result in a reduction in base rates of 2 percent for each target. The utility equity component was approximately 32.9 percent as of March 31, 2006.

Beyond expected earnings, the Company is evaluating additional ways to increase its utility equity ratio. Such measures include delivering original issue shares under the Company’s equity compensation and dividend reinvestment plans, as well as possibly making common stock issuances, from time to time, through underwriters or agents. Regulators in each of the Company’s jurisdictions have approved the issuance of up to 2 million shares of common stock, from time to time (not including shares under equity compensation and dividend reinvestment plans, which have been previously approved by regulators) and the Company has received approval from regulators to issue up to 5 million additional shares in 2 of 3 of its jurisdictions (the Company awaits approval in its other jurisdiction).

Pension Plan

As of March 31, 2006, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company contributed $15 million to the pension plan in 2005. Total pension plan contributions were $57.8 million from 2002 through the first quarter of 2006. The Company expects to contribute $15 million to the pension plan in 2006 ($3.75 million was contributed during the three months ended March 31, 2006).

AVISTA CORPORATION

Off-Balance Sheet Arrangements

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 20, 2006, Avista Corporation (the Company), Avista Receivables Corporation (ARC) and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 21, 2006 to March 20, 2007. The Receivables Purchase Agreement was originally entered into on May 29, 2002 and provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit. As of March 31, 2006, $85.0 million in accounts receivables were sold under this revolving agreement.

Credit Ratings

The following table summarizes the Company’s credit ratings as of May 1, 2006:

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

Avista Utilities Operations

As of March 31, 2006, Avista Utilities had $0.5 million of restricted cash. The restricted cash relates to deposits for Avista Corp.’s interest rate swap agreements.

Avista Utilities held cash deposits from other parties in the amount of $7.5 million as of March 31, 2006, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

AVISTA CORPORATION

See “Notes 7, 8 and 9 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of March 31, 2006. Letters of credit in the aggregate amount of $64.0 million were outstanding as of March 31, 2006. The cash deposits of Avista Energy at the respective banks collateralized $20.6 million of these letters of credit as of March 31, 2006, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2006.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $33.5 million as of March 31, 2006. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $352.9 million as of March 31, 2006.

As part of its cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the first quarter of 2006, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $35.5 million. As of March 31, 2006, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $44.1 million as of March 31, 2006, a decrease of $15.2 million from December 31, 2005. Avista Energy held cash deposits from other parties in the amount of $2.3 million as of March 31, 2006, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of March 31, 2006, Avista Energy had $61.6 million in cash, as well as $23.2 million of restricted cash.

Contractual Obligations

During the three months ended March 31, 2006, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2005 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities (representing borrowings under Avista Corp.’s committed line of credit) decreased from $63.0 million as of December 31, 2005 to $23.0 million as of March 31, 2006. The committed line of credit was amended in April 2006 to, among other things, decrease the available amount to $320.0 million from $350.0 million and extend to expiration date to April 5, 2011 from December 16, 2009.

In March 2006, the termination date of Avista Utilities’ revolving accounts receivable sales financing facility was extended from March 21, 2006 to March 20, 2007.

AVISTA CORPORATION

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of March 31, 2006 (dollars in millions):

For the 12-month periods ended March 31,	2007	2008	2009	2010	2011	Thereafter
Energy purchase contracts	$717	$238	$221	$203	$154	$340

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

The Company’s business risk has not materially changed during the three months ended March 31, 2006. Please refer to the 2005 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. Please refer to the 2005 Form 10-K for discussion of risk management policies and procedures.

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. Please refer to the 2005 Form 10-K for further discussion of the VAR model. As of March 31, 2006, Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.6 million, compared to $0.8 million as of December 31, 2005. The average daily VAR for the three months ended March 31, 2006 was $1.0 million. The high daily VAR was $1.8 million and the low daily VAR was $0.5 million during the three months ended March 31, 2006. Avista Energy was in compliance with its one-day VAR limits during the three months ended March 31, 2006. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Environmental Issues and Other Contingencies

The Company monitors legislative developments at both the state and national level with respect to environmental issues, particularly those related to the potential for further restrictions on the operation of its generating plants. Compliance with such legislation could result in increases in capital expenditures and operating expenses. For other environmental issues and other contingencies see “Note 12 of the Notes to Consolidated Financial Statements.”

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

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has

AVISTA CORPORATION

evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2006.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 1A.	Risk Factors

Please refer to the 2005 Form 10-K for disclosure of risk factors that could have a significant impact on the operations, results of operations, financial condition or cash flows of Avista Corp. and could cause actual results or outcomes to differ materially from those discussed in Avista Corp.’s reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2005 Form 10-K.

In addition to these risk factors, please also see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” for additional factors which could have a significant impact on Avista Corp.’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 5.	Other Information

On May 4, 2006, Avista Corp., Avista Receivables Corporation and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to conform the financial covenants to those of Avista Corp.’s recently amended $320.0 million committed line of credit. In particular, there is a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. Under the amendment, this ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 13 of the Notes to the Consolidated Financial Statements) and December 31, 2007. The amendments also make clarifications with respect to the proposed change in the Company’s corporate organization and provide that if the proposed change in organization becomes effective, the Receivables Purchase Agreement will remain at Avista Corp. (Avista Utilities). For further information with respect to the Receivables Purchase Agreement see “Note 3 of the Notes to Consolidated Financial Statements.”

Item 6.	Exhibits

10.1	Amendment No. 5, dated as of May 4, 2006, to the Receivables Purchase Agreement, dated as of May 29, 2002, among Avista Receivables Corporation, as Seller, Avista Corporation, as Servicer and Ranger Funding Company, LLC (formerly known as Receivables Capital Company LLC), as Conduit Purchaser and Bank of America, N.A., as Committed Purchaser and as Administrator.*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.

**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: May 5, 2006	/s/ Malyn K. Malquist
Malyn K. Malquist
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)