Form 10-Q
period 2006-06-30
AVISTA CORP
filed 2006-08-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of July 31, 2006, 49,082,419 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

	2006	2005
Operating Revenues:
Utility revenues	$258,076	$238,319
Non-utility energy marketing and trading revenues	14,315	22,026
Other non-utility revenues	15,003	12,487

Total operating revenues	287,394	272,832

Operating Expenses:
Utility operating expenses:
Resource costs	122,086	112,722
Other operating expenses	48,218	44,284
Depreciation and amortization	20,111	19,843
Taxes other than income taxes	18,323	15,776
Non-utility operating expenses:
Resource costs	18,196	18,253
Other operating expenses	16,569	14,399
Depreciation and amortization	1,313	1,545

Total operating expenses	244,816	226,822

Gain on sale of utility properties	—	3,209

Income from operations	42,578	49,219

Other Income (Expense):
Interest expense	(22,209)	(21,312)
Interest expense to affiliated trusts	(1,765)	(1,516)
Capitalized interest	645	295
Other income - net	2,078	1,840

Total other income (expense)-net	(21,251)	(20,693)

Income before income taxes	21,327	28,526
Income taxes	7,868	9,922

Net income	$13,459	$18,604

Weighted-average common shares outstanding (thousands), basic	48,958	48,508
Weighted-average common shares outstanding (thousands), diluted	49,694	48,904
Total earnings per common share, basic and diluted (Note 11)	$0.27	$0.38

Dividends paid per common share	$0.140	$0.135

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

	2006	2005
Operating Revenues:
Utility revenues	$681,366	$558,035
Non-utility energy marketing and trading revenues	75,857	53,886
Other non-utility revenues	29,373	23,575

Total operating revenues	786,596	635,496

Operating Expenses:
Utility operating expenses:
Resource costs	393,691	294,435
Other operating expenses	93,945	89,215
Depreciation and amortization	41,091	41,021
Taxes other than income taxes	40,389	36,064
Non-utility operating expenses:
Resource costs	68,323	58,697
Other operating expenses	32,880	28,798
Depreciation and amortization	2,761	3,073

Total operating expenses	673,080	551,303

Gain on sale of utility properties	—	3,209

Income from operations	113,516	87,402

Other Income (Expense):
Interest expense	(44,354)	(43,140)
Interest expense to affiliated trusts	(3,469)	(2,966)
Capitalized interest	1,170	587
Other income - net	4,553	3,662

Total other income (expense)-net	(42,100)	(41,857)

Income before income taxes	71,416	45,545
Income taxes	26,385	16,752

Net income	$45,031	$28,793

Weighted-average common shares outstanding (thousands), basic	48,877	48,493
Weighted-average common shares outstanding (thousands), diluted	49,498	48,893
Total earnings per common share, basic (Note 11)	$0.92	$0.59

Total earnings per common share, diluted (Note 11)	$0.91	$0.59

Dividends paid per common share	$0.280	$0.270

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

	2006	2005
Net income	$13,459	$18,604

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	428	(84)
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $1,419 and $(3,551), respectively	2,635	(6,595)
Unrealized gains (losses) on derivative commodity instruments - net of taxes of $(873) and $1,678, respectively	(1,622)	3,117
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(156) and $(22), respectively	(289)	(40)
Unrealized investment losses - net of taxes of $(11) and $(85), respectively	(21)	(157)

Total other comprehensive income (loss)	1,131	(3,759)

Comprehensive income	$14,590	$14,845

For the Six Months Ended June 30 Dollars in thousands
	2006	2005
Net income	$45,031	$28,793

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	410	(113)
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $3,466 and $(3,299), respectively	6,436	(6,127)
Unrealized gains on derivative commodity instruments - net of taxes of $230 and $916, respectively	427	1,702
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(491) and $(227), respectively	(912)	(422)
Unrealized investment losses - net of taxes of $(9) and $(85), respectively	(17)	(157)

Total other comprehensive income (loss)	6,344	(5,117)

Comprehensive income	$51,375	$23,676

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$35,849	$25,917
Restricted cash	40,140	25,634
Accounts and notes receivable-less allowances of $44,065 and $44,634, respectively	211,161	502,947
Energy commodity derivative assets	416,906	918,609
Utility energy commodity derivative assets	15,895	69,494
Funds held for customers	89,043	38,269
Deposits with counterparties	71,013	59,354
Materials and supplies, fuel stock and natural gas stored	58,389	54,123
Deferred income taxes	15,093	14,519
Assets held for sale	21,882	11,850
Other current assets	54,813	49,652

Total current assets	1,030,184	1,770,368

Net Utility Property:
Utility plant in service	2,886,723	2,847,043
Construction work in progress	83,421	64,291

Total	2,970,144	2,911,334
Less: Accumulated depreciation and amortization	813,226	784,917

Total net utility property	2,156,918	2,126,417

Other Property and Investments:
Investment in exchange power-net	32,258	33,483
Non-utility properties and investments-net	60,255	77,731
Non-current energy commodity derivative assets	383,883	511,280
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	15,723	15,058

Total other property and investments	505,522	650,955

Deferred Charges:
Regulatory assets for deferred income taxes	108,737	114,109
Other regulatory assets	29,940	26,660
Non-current utility energy commodity derivative assets	61,405	46,731
Power and natural gas deferrals	109,747	147,622
Unamortized debt expense	45,627	48,522
Other deferred charges	18,957	17,110

Total deferred charges	374,413	400,754

Total assets	$4,067,037	$4,948,494

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$230,095	$511,427
Energy commodity derivative liabilities	398,472	906,794
Customer fund obligations	89,043	38,237
Deposits from counterparties	53,213	13,724
Current portion of long-term debt	201,435	39,524
Current portion of preferred stock-cumulative (17,500 shares outstanding)	1,750	1,750
Short-term borrowings	7,000	63,494
Interest accrued	17,963	18,643
Regulatory liability for utility derivatives	—	66,047
Other current liabilities	92,281	70,248

Total current liabilities	1,091,252	1,729,888

Long-term debt	820,400	989,990

Long-term debt to affiliated trusts	113,403	113,403

Preferred Stock-Cumulative (subject to mandatory redemption):
10,000,000 shares authorized: $6.95 Series K 262,500 shares outstanding ($100 stated value)	26,250	26,250

Other Non-Current Liabilities and Deferred Credits:
Non-current energy commodity derivative liabilities	378,549	488,644
Regulatory liability for utility plant retirement costs	191,760	186,635
Non-current regulatory liability for utility derivatives	54,699	46,643
Deferred income taxes	470,887	488,934
Other non-current liabilities and deferred credits	101,132	106,979

Total other non-current liabilities and deferred credits	1,197,027	1,317,835

Total liabilities	3,248,332	4,177,366

Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ Equity:
Common stock - net, no par value; 200,000,000 shares authorized; 49,043,990 and 48,593,139 shares outstanding	630,380	620,598
Accumulated other comprehensive loss	(16,955)	(23,299)
Retained earnings	205,280	173,829

Total stockholders’ equity	818,705	771,128

Total liabilities and stockholders’ equity	$4,067,037	$4,948,494

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

	2006	2005
OPERATING ACTIVITIES:
Net income	$45,031	$28,793
Non-cash items included in net income:
Depreciation and amortization	43,852	44,094
Provision (benefit) for deferred income taxes	(16,469)	950
Power and natural gas cost amortizations, net of deferrals	41,369	18,695
Amortization of debt expense	3,847	3,941
Gain on sale of utility properties	—	(3,209)
Energy commodity assets and liabilities	9,938	17,304
Other	(8,390)	(10,248)
Changes in working capital components:
Sale of customer accounts receivable under revolving agreement-net	(12,000)	(16,000)
Accounts and notes receivable	304,355	90,188
Materials and supplies, fuel stock and natural gas stored	(4,266)	(12,366)
Deposits with counterparties	(11,658)	(12,412)
Other current assets	(42,098)	12,059
Accounts payable	(276,927)	(72,020)
Deposits from counterparties	39,489	13,497
Other current liabilities	45,874	(13,967)

NET CASH PROVIDED BY OPERATING ACTIVITIES	161,947	89,299

INVESTING ACTIVITIES:
Utility property capital expenditures (excluding equity-related AFUDC)	(73,278)	(115,887)
Proceeds from sale of utility property claim	5,484	—
Other capital expenditures	(1,523)	(1,945)
Decrease (increase) in restricted cash	(14,506)	5,673
Changes in other property and investments	(2,078)	(887)
Proceeds from property sales	7,709	15,633

NET CASH USED IN INVESTING ACTIVITIES	(78,192)	(97,413)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	(56,494)	39,986
Redemption and maturity of long-term debt	(7,639)	(34,906)
Premiums paid for the redemption of long-term debt	(355)	(827)
Cash dividends paid	(13,661)	(13,092)
Issuance of common stock	4,973	1,294
Long-term debt and short-term borrowing issuance costs	(647)	(200)

NET CASH USED IN FINANCING ACTIVITIES	(73,823)	(7,745)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,932	(15,859)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,917	88,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,849	$72,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$46,072	$42,744
Income taxes	36,944	9,579

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2005 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments. See Note 15 for business segment information.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company followed the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, employee stock options were accounted for under Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock options are granted at exercise prices not less than the fair value of common stock on the date of grant. Avista Corp. has not granted any stock options since 2003. Certain subsidiaries of Avista Corp. have granted stock options to employees in more recent periods, which have not been material to the consolidated financial statements. Under APB No. 25, no compensation expense was recognized pursuant to the Company’s stock option plans. However, the Company recognized compensation expense related to performance-based share awards. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which has resulted in changes to stock compensation expense recognition. See Note 2 and Note 12 for further information. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments.

AVISTA CORPORATION

If compensation expense for the Company’s stock-based employee compensation plans were determined consistent with SFAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three and six months ended June 30, 2005 (prior to the adoption of SFAS No. 123R):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (dollars in thousands):
As reported	$18,604	$28,793
Add: Total stock-based employee compensation expense included in net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(251)	(501)

Pro forma	$18,353	$28,292

Basic and diluted earnings per common share:
Basic and diluted as reported	$0.38	$0.59
Basic and diluted pro forma	$0.38	$0.58

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income	$2,279	$939	$4,183	$2,006
Interest on power and natural gas deferrals	1,588	1,792	3,494	3,780
Net gain (loss) on investments	43	(162)	(390)	(341)
Other expense	(2,512)	(1,300)	(3,964)	(2,929)
Other income	680	571	1,230	1,146

Total	$2,078	$1,840	$4,553	$3,662

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$1,817	$1,407
Unfunded accumulated benefit obligation for the pension plan	(19,625)	(19,625)
Unrealized loss on interest rate swap agreements	(150)	(6,586)
Unrealized loss on securities available for sale	(81)	(64)
Unrealized gain on derivative commodity instruments	1,084	1,569

Total accumulated other comprehensive loss	$(16,955)	$(23,299)

Assets Held for Sale

Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. As of June 30, 2006, assets held for sale included $18.3 million related to Avista Power, LLC’s investment in Rathdrum Power, LLC and $3.6 million of turbines and related equipment at Avista Utilities. As of December 31, 2005, assets held for sale included $11.9 million of turbines and related equipment at Avista Power and Avista Utilities. Liabilities held for sale were not significant as of June 30, 2006 and December 31, 2005.

Power Cost Deferrals and Recovery Mechanisms

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

In Washington, the Energy Recovery Mechanism (ERM) allows Avista Utilities to increase or decrease electric rates periodically with Washington Utilities and Transportation Commission (WUTC) approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs and the amount included in base retail rates for Washington customers. The initial amount of power

AVISTA CORPORATION

supply costs in excess or below the level in retail rates, which the Company either incurs the cost of, or receives the benefit from, is referred to as the dead band. Avista Utilities accrues interest on deferred power costs in the Washington jurisdiction at a rate, which is adjusted semi-annually, of 8.1 percent as of June 30, 2006. Total deferred power costs for Washington customers were $78.5 million and $96.2 million as of June 30, 2006 and December 31, 2005, respectively.

On June 16, 2006, the WUTC approved a settlement agreement between the Company, the staff of the WUTC, the Industrial Customers of Northwest Utilities and the office of Public Counsel Section of the Washington Attorney General’s Office, representing all parties in the Company’s ERM proceeding. The settlement agreement provides for the continuation of the ERM with certain agreed-upon modifications and is effective as of January 1, 2006. The settling parties have agreed to review the ERM after five years.

The settlement agreement modifies the ERM such that the Company’s annual dead band is reduced from $9.0 million to $4.0 million and the Company will incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. Annual power supply cost variances between $4.0 million and $10.0 million will be shared equally between the Company and its customers. As such, 50 percent of the annual power supply cost variance in this range is deferred for future surcharge or rebate to the Company’s customers and the remaining 50 percent is an expense of, or benefit to, the Company. Once the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance will be deferred for future surcharge or rebate. The remaining 10 percent of the variance beyond $10.0 million is an expense of, or benefit to, the Company without affecting current or future customer rates. The following table summarizes the historical (prior to January 1, 2006) and modified ERM (effective January 1, 2006):

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
Historical ERM:
+/- $0 - $9 million	0%	100%
+/- excess over $9 million	90%	10%
Modified ERM:
+/- $0 - $4 million	0%	100%
+/- between $4 million - $10 million	50%	50%
+/- excess over $10 million	90%	10%

Under the ERM, Avista Utilities makes an annual filing to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In June 2006, the WUTC issued an order, which approved the recovery of the $4.1 million of deferred power costs incurred for 2005.

Avista Utilities has a power cost adjustment (PCA) mechanism in Idaho that allows it to modify electric rates periodically with Idaho Public Utilities Commission (IPUC) approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for Idaho customers. Avista Utilities accrues interest on deferred power costs in the Idaho jurisdiction at a rate, which is adjusted annually, of 3.0 percent on current year deferrals and 5.0 percent on carryover balances as of June 30, 2006. Total deferred power costs for Idaho customers were $1.5 million and $8.0 million as of June 30, 2006 and December 31, 2005, respectively.

Natural Gas Cost Deferrals and Recovery Mechanisms

Natural gas commodity costs in excess of, or which fall below, the amount recovered in current retail rates are deferred and recovered or refunded as a pass-through to customers in future periods, subject to applicable regulatory review and approval, through adjustments to rates. Currently, purchased gas adjustments provide for the deferral and future recovery or refund of 100 percent of the difference between commodity costs and the amount recovered in current retail rates in Washington and Idaho. In Oregon, Avista Utilities receives recovery of 100 percent of the cost of natural gas for which the price is fixed through hedge transactions, and included in retail rates through the annual purchased gas cost adjustment filing. With respect to the unhedged portion of customer loads in Oregon, Avista Utilities defers 90 percent of the difference between actual prices and the amount recovered in current retail rates. The Company plans to hedge over 95 percent of its projected natural gas load requirements in Oregon. Total deferred natural gas costs were $29.7 million and $43.4 million as of June 30, 2006 and December 31, 2005, respectively.

AVISTA CORPORATION

Reclassifications

Certain prior period amounts were reclassified to conform to current statement format. These reclassifications were made for comparative purposes and have not affected previously reported total net income or stockholders’ equity.

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which supersedes APB No. 25 and SFAS No. 123 and their related implementation guidance. This statement establishes revised standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services with a primary focus on transactions in which the Company obtains employee services in share-based payment transactions. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company implemented the provisions of this statement effective January 1, 2006 using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. Under the modified prospective approach, SFAS 123R applies to all of the Company’s unvested stock-based payment awards beginning January 1, 2006 and all prospective awards. For the six months ended June 30, 2006, the Company recorded $2.0 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income. See Note 12 for further information with respect to stock compensation plans.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the evaluation of a tax position as a two-step process. First, the Company will be required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, it is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 in 2007. The Company is evaluating the impact FIN 48 will have on its financial condition and results of operations.

NOTE 3. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 20, 2006, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 21, 2006 to March 20, 2007. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 6). At June 30, 2006 and December 31, 2005, $73.0 million and $85.0 million in accounts receivables were sold under this revolving agreement, respectively.

NOTE 4. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

AVISTA CORPORATION

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

Substantially all forward contracts to purchase or sell power and natural gas are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary. Utility energy commodity derivatives consisted of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Current utility energy commodity derivative asset	$15,895	$69,494
Current utility energy commodity derivative liability	(29,732)	(3,447)

Net current regulatory liability (asset)	$(13,837)	$66,047

Non-current utility energy commodity derivative asset	$61,405	$46,731
Non-current utility energy commodity derivative liability	(6,706)	(88)

Net non-current regulatory liability	$54,699	$46,643

Current utility energy commodity derivative liabilities are included in other current liabilities on the Consolidated Balance Sheets. The net current regulatory asset is included in other current assets on the Consolidated Balance Sheets. Non-current utility energy commodity derivative liabilities are included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

NOTE 5. ENERGY COMMODITY TRADING

Avista Utilities and Avista Energy are exposed to risks relating to, but not limited to, changes in certain commodity prices, interest rates, foreign currency and counterparty performance. Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options, in order to manage the various risks relating to these exposures, and Avista Energy engages in the trading of such instruments. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. Avista Utilities and Avista Energy have risk management policies and procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

Avista Utilities

Avista Utilities engages in an ongoing process of resource optimization, which involves the economic selection from available resources to serve load obligations and using existing resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy to and from utilities and other entities as part of the process of acquiring resources to serve its retail and wholesale load obligations. These transactions range from a term as short as one hour up to long-term contracts that extend beyond one year. Avista Utilities makes continuing projections of (1) future retail and wholesale electric loads based on, among other things, forward estimates of factors such as customer usage and weather as well as historical data and contract terms and (2) resource availability based on, among other things, estimates of streamflows, generating unit availability, historic and forward market information and experience. On the basis of these continuing projections, Avista Utilities makes purchases and sales of energy for terms as short as one hour up to long-term contracts that extend beyond one year to match expected resources to expected energy and capacity requirements. Resource optimization also includes transactions such as purchasing fuel to run thermal generation and, when economic, selling fuel and substituting electric wholesale market purchases for the operation of Avista Utilities’ own resources, as well as other wholesale transactions to capture the value of available generation and transmission resources. This optimization process includes entering into financial and physical hedging transactions as a means of managing risks.

As part of its resource optimization process described above, Avista Utilities manages the impact of fluctuations in electric energy prices by measuring and controlling the volume of energy imbalance between projected loads and resources and through the use of derivative commodity instruments for hedging purposes. Load/resource imbalances

AVISTA CORPORATION

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

AVISTA CORPORATION

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

The following table presents activity related to Avista Energy’s hedge accounting during the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gain (loss) related to hedge ineffectiveness recorded in operating revenues	$(1,132)	$436	$(1,126)	$726
Gain reclassified from accumulated other comprehensive income (loss) and recognized in earnings (pre-tax)	445	62	1,403	649

The following table presents the net gain (loss), net of tax, related to Avista Energy’s cash flow hedges as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Accumulated other comprehensive income related to natural gas derivatives	$2,361	$11,583
Accumulated other comprehensive loss related to electric derivatives	(1,277)	(10,014)

Total accumulated other comprehensive income	$1,084	$1,569

Avista Energy expects to recognize a gain of $0.7 million in earnings during the next 12 months, related to amounts currently in accumulated other comprehensive income. The actual amounts that will be recognized in earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments was 12 months.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount, (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount, (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2006 are set forth below (in thousands of MWhs and MMBtus):

	Fixed Price Payor	Fixed Price Receiver	Maximum Terms in Years	Index Price Payor	Index Price Receiver	Maximum Terms in Years
Energy commodities (volumes)
Electric	28,602	30,580	11	4,178	5,328	4
Natural gas	261,425	260,275	5	1,304,714	1,315,610	5

The weighted average term of Avista Energy’s electric derivative commodity instruments as of June 30, 2006 was approximately 6 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of June 30, 2006 was approximately 4 months.

AVISTA CORPORATION

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of June 30, 2006, and the average estimated fair value of those instruments held during the six months ended June 30, 2006, are set forth below (dollars in thousands):

	Estimated Fair Value as of June 30, 2006				Average Estimated Fair Value for the six months ended June 30, 2006
	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities
Electric	$184,340	$354,841	$170,462	$346,187	$234,110	$389,939	$222,169	$375,814
Natural gas	232,566	29,042	228,010	32,362	390,116	48,310	375,919	49,929

Total	$416,906	$383,883	$398,472	$378,549	$624,226	$438,249	$598,088	$425,743

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the six months ended June 30, 2006 was an unrealized loss of $9.9 million and is included in the Consolidated Statements of Income in non-utility energy marketing and trading revenues. The change in the fair value position for the six months ended June 30, 2005 was an unrealized loss of $17.3 million.

NOTE 6. SHORT-TERM BORROWINGS

On April 6, 2006, the Company amended its committed line of credit agreement with various banks. The committed line of credit was originally entered into on December 17, 2004. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320.0 million from $350.0 million and an extension of the expiration date to April 5, 2011 from December 16, 2009. The Company chose to reduce the facility based on forecasted liquidity needs. Under the amended credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit, an increase from $150.0 million prior to the amendment. As of June 30, 2006 and December 31, 2005, the Company had $7.0 million and $63.0 million, respectively, of borrowings outstanding. As of June 30, 2006 and December 31, 2005, there were $31.4 million and $44.1 million in letters of credit outstanding, respectively. The amended committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The amended committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2006, the Company was in compliance with this covenant with a ratio of 2.58 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. Under the amendment, this ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 14) and December 31, 2007. As of June 30, 2006, the Company was in compliance with this covenant with a ratio of 57.4 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of June 30, 2006 and December 31, 2005. Letters of credit in the aggregate amount of $47.5 million and $125.3 million were outstanding as of June 30, 2006 and December 31, 2005, respectively. The cash deposits of Avista Energy at the respective banks collateralized $37.5 million and $18.2 million of these letters of credit as of June 30, 2006 and December 31, 2005, respectively, which is reflected as restricted cash on the Consolidated Balance Sheets.

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

AVISTA CORPORATION

These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2006.

NOTE 7. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2006 and December 31, 2005 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2006	December 31, 2005
2006	Secured Medium-Term Notes	7.89%-7.90%	$30,000	$30,000
2007	First Mortgage Bonds	7.75%	150,000	150,000
2007	Secured Medium-Term Notes	5.99%	13,850	13,850
2008	Secured Medium-Term Notes	6.06%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000

	Total secured long-term debt		710,550	710,550

2006	Unsecured Medium-Term Notes	8.14%	8,000	8,000
2007	Unsecured Medium-Term Notes	7.90%-7.94%	12,000	12,000
2008	Unsecured Senior Notes	9.75%	273,960	279,735
2023	Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		298,060	303,835

	Other long-term debt and capital leases		9,642	11,506

	Interest rate swaps		5,009	5,236

	Unamortized debt discount		(1,426)	(1,613)

	Total		1,021,835	1,029,514
	Current portion of long-term debt		(201,435)	(39,524)

	Total long-term debt		$820,400	$989,990

NOTE 8. INTEREST RATE SWAP AGREEMENTS

In 2004, Avista Corp. entered into three forward-starting interest rate swap agreements, totaling $200.0 million, to manage the risk associated with changes in interest rates and the impact on future interest payments. These interest rate swap agreements relate to the interest payments for the anticipated issuances of debt to fund debt that matures in 2007 and 2008. Under the terms of these agreements, the value of the interest rate swaps are determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of seven years beginning in 2007 and a term of ten years beginning in 2008. The interest rate swap agreements provide for mandatory cash settlement of these contracts in 2008 and 2009.

These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. As of June 30, 2006, Avista Corp. had a long-term derivative liability of $1.3 million and a long-term derivative asset of $1.2 million, which resulted in a net unrealized loss of $0.1 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company may request regulatory accounting orders to defer the impact of unrealized gains and losses. If such accounting orders were obtained, the Company would record a regulatory asset or liability, which would eliminate the effect of any unrealized gains and losses on interest rate swap agreements in the Consolidated Statements of Comprehensive Income. If regulatory accounting orders are not obtained prior to cash settlements, the amount included in accumulated other comprehensive income or loss at the cash settlement date will be reclassified to a regulatory liability (part of long-term debt) in accordance with regulatory accounting practices under SFAS No. 71. This gain or loss will be amortized over the remaining life of the forecasted debt issued.

AVISTA CORPORATION

Rathdrum Power, LLC (RP LLC), an unconsolidated entity that is 49 percent owned by Avista Power, LLC (Avista Power) operates a 270 MW natural gas-fired combined cycle combustion turbine plant in northern Idaho (Lancaster Project). Avista Power is currently in the process of negotiating an agreement to sell its investment in RP LLC, which is included in assets held for sale on the Consolidated Balance Sheets. This investment is accounted for under the equity method and totaled $18.3 million as of June 30, 2006. RP LLC has entered into interest rate swap agreements to manage the risk associated with changes in interest rates and the impact on future interest payments. RP LLC agreed to pay fixed rates of interest with the differential paid or received under the interest rate swap agreements recognized as an adjustment to interest expense. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133. There is no recourse to the Company with respect to the debt of RP LLC. As of June 30, 2006, there was an unrealized loss of $0.1 million recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets related to the interest rate swap agreements of RP LLC.

NOTE 9. COMMON STOCK

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

In connection with the proposed statutory share exchange (see Note 14), the shareholder rights plan was amended to provide that the Rights will expire upon the earlier of the effective time of the statutory share exchange or March 31, 2009 (the originally scheduled expiration date). The amendment to the shareholder rights plan is filed as Exhibit 4.1.

NOTE 10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Corp. (Avista Utilities) and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $15 million to the pension plan in 2005. The Company expects to contribute $15 million to the pension plan in 2006 ($7.5 million was contributed during the six months ended June 30, 2006).

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

AVISTA CORPORATION

The Company uses a December 31 measurement date for its pension and other postretirement plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2006	2005	2006	2005
Three months ended June 30:
Service cost	$2,495	$2,325	$175	$129
Interest cost	4,231	4,046	416	503
Expected return on plan assets	(4,236)	(4,000)	(342)	(319)
Transition (asset)/obligation recognition	—	(272)	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	895	1,202	86	186

Net periodic benefit cost	$3,549	$3,465	$461	$625

Six months ended June 30:
Service cost	$4,990	$4,650	$350	$264
Interest cost	8,463	8,092	832	1,025
Expected return on plan assets	(8,472)	(8,000)	(684)	(638)
Transition (asset)/obligation recognition	—	(544)	253	252
Amortization of prior service cost	327	328	—	—
Net loss recognition	1,742	2,165	171	297

Net periodic benefit cost	$7,050	$6,691	$922	$1,200

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$13,459	$18,604	$45,031	$28,793

Denominator:
Weighted-average number of common shares outstanding-basic	48,958	48,508	48,877	48,493
Effect of dilutive securities:
Contingent stock awards	388	154	300	154
Stock options	348	242	321	246

Weighted-average number of common shares outstanding-diluted	49,694	48,904	49,498	48,893

Total earnings per common share, basic	$0.27	$0.38	$0.92	$0.59

Total earnings per common share, diluted	$0.27	$0.38	$0.91	$0.59

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 393,900 and 699,000 for the three and six months ended June 30, 2006 and 2005, respectively. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period. In addition, contingent stock awards of 300,800 were outstanding as of June 30, 2005, which were not included in basic or diluted shares because the performance conditions were not satisfied.

NOTE 12. STOCK COMPENSATION PLANS

Avista Corp.

In 1998, the Company adopted and shareholders approved an incentive compensation plan, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, officers and non-employee directors of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including

AVISTA CORPORATION

restricted stock) and other stock-based awards and dividend equivalent rights. The Company has available a maximum of 3.5 million shares of its common stock for grant under the 1998 Plan.

In 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan), which was not required to be approved by shareholders. The provisions of the 2000 Plan are essentially the same as those under the 1998 Plan, except for the exclusion of non-employee directors and executive officers of the Company. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 2000 Plan. However, the Company currently does not plan to issue any further options or securities under the 2000 Plan.

Shares of common stock issued from the exercise of stock options under the 1998 Plan and the 2000 Plan were acquired on the open market prior to 2006. Beginning in 2006, the Company began issuing new shares for the exercise of stock options. As of June 30, 2006, there were 2.5 million shares available for future stock grants under the 1998 Plan and the 2000 Plan.

Prior to January 1, 2006, the Company accounted for stock based compensation using APB No. 25, which required the recognition of compensation expense on the excess, if any, of the market price of the stock at the date of grant over the exercise price of the option. As the exercise price for options granted under the 1998 Plan and the 2000 Plan was equal to the market price at the date of grant, there was no compensation expense recorded by the Company. However, the Company recognized compensation expense related to performance-based share awards. For periods presented prior to January 1, 2006, the Company is required to disclose pro forma net income and earnings per common share as if the Company had adopted the fair value method of accounting for stock-based compensation. The fair value of stock-based awards was calculated with option pricing models. These models require the use of subjective assumptions, including stock price volatility, dividend yield, risk-free interest rate and expected time to exercise. The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. See Note 1 for disclosure of pro forma net income and earnings per common share for the three and six months ended June 30, 2005. Avista Corp. has not granted any stock options since 2003.

On January 1, 2006, the Company adopted SFAS No. 123R, which supersedes APB No. 25 and SFAS No. 123 and their related implementation guidance. The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. For the six months ended June 30, 2006, the Company recorded $2.0 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income.

During the six months ended June 30, 2006, the Company granted 138,340 performance shares that were outstanding and unvested as of June 30, 2006, and 36,260 restricted shares to certain officers and other key employees under the 1998 Plan. In 2005, the Company granted 163,600 performance shares to certain officers and other key employees under the 1998 Plan, of which 162,600 awards were outstanding and unvested as of June 30, 2006. In 2004, the Company granted 156,800 performance shares to certain officers and other key employees under the 1998 Plan and the 2000 Plan, of which 155,300 awards were outstanding and unvested as of June 30, 2006. The performance shares are payable at the Company’s option in either cash or common stock three years from the date of grant. The amount of cash paid or common stock issued will range from 0 to 150 percent of the performance shares granted depending on the change in the value of the Company’s common stock relative to an external benchmark. Based on the change in value of the Company’s common stock relative to an external benchmark during the 3-year performance cycle, the Company issued 183,497 shares of common stock in the first quarter of 2006 related to the performance shares granted in 2003. Compensation expense of $3.6 million related to the performance shares granted in 2003 was recognized in 2005.

The restricted shares granted during the six months ended June 30, 2006 vest in equal thirds each year over a three-year period and are payable in Avista Corp. common stock at the end of each year in the three-year period if the service condition is met, with the exception of restricted shares for the Company’s Chief Executive Officer (CEO). In addition to the service condition, the Company must meet a return on equity target in order for the CEO’s restricted shares to vest. As of June 30, 2006, the restricted shares had unrecognized compensation expense of $0.6 million (which will be recognized over the remainder of 2006, 2007 and 2008) and an intrinsic value of $0.8 million. The intrinsic value represents the total market value of restricted shares.

The Company measured (at the grant date) the estimated fair value of performance shares granted in 2004, 2005 and the six months ended June 30, 2006 in accordance with the provisions of SFAS No. 123R. The fair value of each

AVISTA CORPORATION

performance share award was estimated on the date of grant using a Monte Carlo valuation model. Expected volatility was based on the historical volatility of Avista Corp. common stock over a three-year period. The expected term of the performance shares is three years based on the performance cycle. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant.

The following summarizes the weighted average assumptions used to determine the fair value of performance shares and related compensation costs:

	2004	2005	2006
Risk-free interest rate	2.4%	3.4%	4.6%
Expected life, in years	3	3	3
Expected volatility	38.8%	34.1%	21.9%

Accordingly, the fair value (on a per share basis) of performance shares granted was estimated to be $16.02, $15.33 and $16.65 for 2004, 2005 and the six months ended June 30, 2006, respectively. Unrecognized compensation expense for performance share awards was $3.6 million as of June 30, 2006, of which $1.2 million, $1.6 million and $0.8 million is expected to be expensed during the remainder of 2006, 2007 and 2008, respectively. The aggregate intrinsic value of all performance share awards outstanding as of June 30, 2006 was $10.4 million, which represents the total market value of all performance shares outstanding. This is the value that would have been received by the performance share recipients had all performance shares been vested and paid out at 100 percent on June 30, 2006.

The awards outstanding under the performance share grants include a dividend component that is paid in cash. This component of the performance share grants is accounted for as a liability award under the guidance of SFAS No. 123R. These liability awards are revalued on a quarterly basis taking into account the number of awards outstanding, historical dividend rate, and the change in the value of the Company’s common stock relative to an external benchmark. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. As of June 30, 2006, the Company had recognized compensation expense and a liability of $0.4 million related to the dividend component of performance share grants.

The following summarizes stock option activity under the 1998 Plan and the 2000 Plan for the six months ended June 30, 2006:

Number of shares under stock options:
Options outstanding at beginning of period	2,095,211
Options granted	—
Options exercised	(249,591)
Options canceled	(42,177)

Options outstanding at end of period	1,803,443

Options exercisable at end of period	1,678,822

Weighted average exercise price:
Options exercised	$15.08
Options canceled	$22.22
Options outstanding at end of period	$15.65
Options exercisable at end of period	$16.05

The aggregate intrinsic value of options outstanding and options exercisable was $13.1 million and $11.5 million, respectively, as of June 30, 2006. The aggregate intrinsic value represents the difference between Avista Corp.’s closing price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options. This is the value that would have been received by the option holders had all options holders exercised their options on June 30, 2006. The weighted average term of options outstanding and options exercisable was 4.7 years and 4.6 years, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 was $1.4 million and total cash received from the exercise of stock options was $3.8 million. At each of June 30, 2006 and December 31, 2005, the Company had approximately 125,000 unvested stock options outstanding with a weighted average grant date fair value of $3.28 per share, which was computed in earlier periods using the Black-Scholes option-pricing model. Unrecognized compensation expense for Avista Corp.’s stock options was $0.1 million as of June 30, 2006, which will be recognized over the remainder of 2006.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Class Action Securities Litigation

On November 10, 2005, an amended class action complaint was filed in the United States District Court for the Eastern District of Washington against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of Avista Corp., Gary G. Ely, the current Chairman of the Board and Chief Executive Officer of Avista Corp., and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of Avista Corp. Several class action complaints were originally filed in September through November 2002 in the same court against the same parties. In February 2003, the court issued an order, which consolidated the complaints and in August 2003, the plaintiffs filed a consolidated amended class action complaint. On June 13, 2005, the Company filed a motion for reconsideration of its earlier motion to dismiss this complaint, based, in part, on a recent United States Supreme Court decision with respect to the pleading requirements surrounding a sufficient showing of loss causation. On October 19, 2005, the Court granted the Company’s motion to dismiss this complaint. The order to dismiss was issued without prejudice, which allowed the plaintiffs to amend their complaint. The amended complaint filed on November 10, 2005 alleges damages due to the decrease in the total market value of the Company’s common stock during the class period, alleged to be approximately $2.6 billion. These alleged losses stemmed from violations of federal securities laws through alleged misstatements and omissions of material facts with respect to the Company’s energy trading practices in western power markets. The plaintiffs assert that alleged misstatements and omissions regarding these matters were made in the Company’s filings with the Securities and Exchange Commission and other information made publicly available by the Company, including press releases. The class action complaint asserts claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002. On January 6, 2006, the Company filed a motion to dismiss the November 10, 2005 complaint, asserting deficiencies in the amended complaint, including that the plaintiffs failed to adequately allege loss causation. On June 2, 2006, the U.S. District Court entered an order denying the Company’s motion to dismiss the complaint. The U.S. District Court’s order denying the Company’s motion to dismiss is not a decision on the merits of the lawsuit and the matter will proceed in the normal course of litigation. Because the resolution of this lawsuit remains uncertain, legal

AVISTA CORPORATION

counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period) in the California spot power market. The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the refund period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the mitigated market clearing price methodology is applied to its transactions. In January 2006, the FERC issued its Order Cost Filings accepting Avista Energy’s cost filing claim, subject to a compliance filing and the utilization of final CalISO, CalPX and Automated Power Exchange Corporation (APX) data. Avista Energy submitted its compliance filing to the FERC in February 2006, and that filing is now pending before the FERC. In March 2006, Avista Energy submitted to the CalISO an updated cost filing claim, using final CalISO, CalPX and APX data, as directed by the FERC. Although the CalISO has now finished publishing settlement statements, and has begun the financial adjustment phase for the Refund Period, the CalISO has publicly stated that it is unable to process Avista Energy’s cost recovery offset until the FERC acts on Avista Energy’s compliance filing.

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of June 30, 2006, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. Market participants with bids above $250 per MW during the period described above have been required to demonstrate why their bidding behavior and practices did not violate applicable market rules. If violations were found to exist, the FERC would require the refund of any unjust profits and could also enforce other non-monetary penalties, such as the revocation of market-based rate authority. Avista Energy was subject to this review. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, petitioned for review of the FERC’s decision by the United States Court of Appeals for the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California Refund Case. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 Refund Proceeding, but remanded to the FERC its decision not to consider a FPA section 309 remedy for tariff violations prior to October 2, 2000. The Ninth Circuit also granted California’s petition for review challenging the FERC’s exclusion of the energy exchange transactions as well as the FERC’s exclusion of forward market transactions from the Refund Proceedings. It is unclear at this time what impact, if any, the Court’s remand might have on Avista Energy. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit Court of Appeals.

AVISTA CORPORATION

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

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. During the hearing, Avista Utilities and Avista Energy vigorously opposed claims that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. Seven petitions for review, including one filed by Puget Sound Energy, Inc. (Puget), are now pending before the United States Court of Appeals for the Ninth Circuit. Opening briefs were filed in January 2005. Petitioners other than Puget challenged the merits of the FERC’s decision not to order refunds. Puget’s brief is directed to the procedural flaws in the underlying docket. Puget argues that because its complaint was withdrawn as a matter of law in July 2001, the FERC erred in relying on it to serve as the basis to initiate the preliminary investigation into whether refunds for individually negotiated bilateral transactions in the Pacific Northwest were appropriate. In February 2005, intervening parties, including Avista Energy and Avista Utilities, filed in support of Puget and also filed in opposition to the other six petitioners. Briefing was completed in May 2005. Oral arguments are expected, but have not yet been set. Because the resolution of the Pacific Northwest refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the Pacific Northwest refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows.

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

On December 14, 2005, the Court granted final approval of the Duke settlement with the plaintiffs. The Court’s order granting final approval of the Duke settlement became final on March 14, 2006, as the Court’s docket does not indicate that any appeal has been filed. On May 30, 2006, the Court granted final approval of the Reliant settlement. The Court’s order granting final approval of the Reliant settlement became final on July 31, 2006, as the Court’s docket does not indicate that any appeal has been filed. Based on the Court’s approval of the stipulations of dismissal, this matter is resolved and it did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

AVISTA CORPORATION

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

Port of Seattle Complaint

In May 2003, a complaint was filed by the Port of Seattle in the United States District Court for the Western District of Washington against numerous companies, including Avista Corp., Avista Energy, Inc. and Avista Power, LLC (collectively the Avista defendants), seeking compensatory and treble damages for alleged violations of the Sherman Act and the Racketeer Influenced and Corrupt Organization Act by transmitting, via wire communications, false information intended to increase the price of power, knowing that others would rely upon such information. The complaint alleged that the defendants and others knowingly devised and attempted to devise a scheme to defraud and to obtain money and property from electricity customers throughout the Western Electricity Coordinating Council (WECC), by means of false and fraudulent pretenses, representations and promises. The alleged purpose of the scheme was to artificially increase the price that the defendants received for their electricity and ancillary services, to receive payments for services they did not provide and to manipulate the price of electricity throughout the WECC. This case was transferred to the United States District Court for the Southern District of California to consolidate it with other pending actions. In May 2004, the United States District Court for the Southern District of California granted motions to dismiss filed by the Avista defendants, as well as other defendants, with respect to this complaint. The Court dismissed the complaint because it determined that it was without jurisdiction to hear the plaintiff’s claims, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In May 2004, the Port of Seattle filed an appeal with the United States Court of Appeals for the Ninth Circuit. On March 30, 2006, the Ninth Circuit dismissed the Port of Seattle’s appeal and affirmed the district court’s action on the ground that the Port of Seattle’s claims are barred by the doctrine of conflict preemption and that the Port of Seattle’s requested relief conflicts with existing FERC proceedings and orders. Based on the Ninth Circuit’s dismissal of this complaint and no subsequent appeals, this lawsuit is resolved and it did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In November 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the controversy that the plaintiffs raised in federal court, as discussed above, and

AVISTA CORPORATION

the Montana AG filed an answer, counterclaim and motion for summary judgment. In June 2005, Avista Corp. moved for leave to amend its complaint to, inter alia, add two causes of action relating to breach of contract and negligent misrepresentation arising out of its Clark Fork Settlement Agreement that was entered into in 1999 with the State of Montana relating to the relicensing of Avista Corp.’s Noxon Rapids Hydroelectric Generating Project. On April 14, 2006, the Montana State Court granted the Montana AG’s motion for summary judgment and denied Avista Corp.’s motion to amend its complaint to add its breach of contract and negligent misrepresentation claims. However, the Montana State Court granted Avista Corp.’s motion to amend its complaint to contend that the Clark Fork River is not navigable. The Company contends that if the Clark Fork River was not navigable at the time of statehood in 1889, the State of Montana never acquired ownership of the riverbeds under the equal footing doctrine. The Court determined that the Montana AG’s claims for compensation were not preempted by the Federal Power Act because it was not, on its face, in conflict with Montana law, nor were they preempted by a federal navigational right for purposes of interstate commerce. The Court also rejected defenses based on estoppel, waiver, and the statute of limitations. The Court did not relieve the Montana AG, however, of its obligation to prove that the State of Montana actually owns the riverbeds or that the land is part of a school trust under the Montana Constitution. In addition, the question of whether there is federal preemption under the Federal Power Act, not on its face, but as actually applied in these circumstances, and the question of compensation, still remain open issues in the case. On May 16, 2006, the State of Montana filed a motion for summary judgment on the question of liability. Any other pre-trial motions with respect to liability are to be filed on or before October 6, 2006. The Company expects this matter to proceed in the normal course of litigation and a trial date is currently scheduled for October 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, the Company intends to seek recovery, through the rate making process, of any amounts paid.

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

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued an order to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (4.46 miles long). The owners of Colstrip Units 3 & 4 take delivery of the coal at the western end (beginning) of the conveyor belt. The order asserts that additional royalties are owed MMS as a result of WECO not paying royalties in connection

AVISTA CORPORATION

with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2001. WECO’s appeal to the MMS was substantially denied in March 2005; WECO has now appealed the order to the Board of Land Appeals of the U.S. Department of the Interior. The entire appeal process could take several years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

Spokane River

The Company has entered into a settlement with the State of Washington’s Department of Ecology (DOE) and Kaiser Aluminum & Chemical Corporation (Kaiser) relating to the remediation of a contaminated site on the Spokane River. The Company’s involvement with this contaminated site relates to its previous ownership of a wastewater treatment plant through Avista Development. Under the agreement with the DOE and Kaiser, the Company will perform the selected remedial action under the Cleanup Action Plan. Kaiser, operating under Chapter 11 bankruptcy protection, has paid the Company approximately 50 percent of the current estimate of the total costs, which was approved by the Kaiser bankruptcy judge and will be used by the Company to fund the costs of the remediation. The Company has accrued its share of the total estimated costs, which was not material to the Company’s financial condition or results of operations. The Company expects that work under the Cleanup Action Plan will be completed in the second half of 2006. Because of uncertainties with respect to, among other things, any future cost sharing agreement with the non-participating PLPs and unforeseen site conditions, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

Northeast Combustion Turbine Site

In August 2005, a diesel fuel spill occurred at the Company’s Northeast Combustion Turbine generating facility (Northeast CT) located in Spokane, Washington. The Northeast CT site had fuel storage facilities that were leased to Co-op Supply, Inc., an affiliate of Cenex Cooperative (Co-op). The fuel spill occurred when Co-op made a delivery of diesel to a tank that was already nearly full causing excess fuel to overflow into a containment area. It is estimated that approximately 26,000 gallons of fuel escaped the containment area and leaked into the soil below it. An investigation, supervised by the DOE, determined the fuel was, for the most part, uniformly present in the soil to a depth of 30-35 feet. Groundwater below the site is at a depth of 170 feet. The Company immediately commenced remediation efforts, including the removal of contaminated soil and the related fuel storage facilities. Options to dispose of the contaminated soil are currently being evaluated. During the fourth quarter of 2005, the Company filed a complaint against Co-op and an engineering firm to recover a substantial portion of the cleanup costs. Mediation between the Company, Co-op and the engineering firm is currently scheduled for August 2006. The Company accrued the estimated cleanup costs during 2005, which was not material to the Company’s consolidated financial condition or results of operations.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, EPA Region 10 provided notification to Avista Corp., as a customer of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. Harbor Oil’s primary business was the collection and blending of used oil for sale as fuel to ships at sea. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Thirteen other companies received a similar notice, including current and former owners of the site, the Bonneville Power Administration, Portland General Electric Company, Northwestern Energy and Unocal Oil. Several meetings have been held with the EPA and the Potentially Responsible Parties (PRPs) to ask questions of the EPA regarding the Harbor Oil site and to discuss the process used by the EPA in selecting PRPs, as well as the logistics of conducting a remedial investigation and feasibility study for the site. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental

AVISTA CORPORATION

contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is currently not possible to make an estimate of any liability at this time.

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

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls, which have a total present capability of 155.7 MW) are under one FERC license and are referred to, collectively, as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license for the Spokane River Project expires on August 1, 2007; the Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company filed its new license applications with the FERC in July 2005. The Company has requested the FERC to consider a license for Post Falls, which has a present capability of 18 MW, that is separate from the other four hydroelectric plants because Post Falls presents more complex issues that may take longer to resolve than those dealing with the rest of the Spokane River Project. If granted, new licenses would have a term of 30 to 50 years. In the license application, the Company proposed a number of measures intended to address the impact of the Spokane River Project and enhance resources associated with the Spokane River.

The Company filed applications with the States of Idaho and Washington in July 2006 for certification under Section 401 of the Clean Water Act. Such certification must be received (or state authority waived) prior to the FERC’s issuance of a new license(s).

Since the Company’s July 2005 filing of applications to relicense the Spokane River Project, the FERC has continued various stages of processing the applications. In May 2006, the FERC issued a notice calling for terms and conditions regarding the two license applications. In response to that notice, a number of parties (including the Coeur d’Alene Tribe, the State of Idaho, Washington State agencies, and the United States Department of Interior (DOI)) filed either recommended terms and conditions, pursuant to Sections 10(a) and 10(j) of the Federal Power Act (FPA), or mandatory conditions related to the Post Falls application, pursuant to Section 4(e) of the FPA. The Company’s initial estimate of the potential cost of the conditions proposed for Post Falls total between $400 million and $500 million over a 50-year period. This assumes all conditions, mandatory and recommended, as well as the Company’s proposed conditions, would be included in a final license issued by FERC, which the Company believes to be unlikely. For the rest of the Spokane River Project, which is located in Washington, the Company’s initial estimate of the cost of meeting the recommended conditions, should they be included in a final license, totals between $175 million and $225 million over a 50-year period. These cost estimates are based on the preliminary conditions and recommendations and will be updated based on the outcome of the FERC proceedings. The Company is considering requesting a trial-type hearing on facts in front of a DOI administrative law judge related to the DOI’s mandatory conditions. This option is available to other parties as well. Further legal proceedings at the FERC or in court are possible as the various stages of the relicensing process continue.

AVISTA CORPORATION

Certain environmental measures in the Company’s July 2005 license applications have estimated costs exceeding $3 million per year, which are included in the total cost estimates provided above. For certain other items referenced in the license applications, costs cannot be reasonably estimated at this time. The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues. The FERC schedule currently provides for a September 2007 decision. The Company intends to seek recovery, through the rate making process, of all such operating and capitalized costs.

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

The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. When river flows exceed the capacity of the powerhouse turbines, the excess flows would be diverted to the tunnels rather than released over the spillway. The costs of modifying the first tunnel were preliminarily estimated to be $38 million (using 2002 dollars with inflation projected at 3 percent) with the majority of these costs to be incurred in 2007 through 2009. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than 10 years following the completion of the first tunnel. It was preliminarily estimated that the costs to modify the second tunnel would be $26 million. Since that time, the Company has undertaken physical and computer modeling studies to confirm the feasibility and likely effectiveness of its tunnel solution. The Company has completed its preliminary design development efforts (which include additional computer model studies, some site investigation, and preliminary engineering design) and the cost estimates have been updated. The costs of modifying the first tunnel are now estimated to be $58 million (using 2006 dollars with inflation projected at 5 percent) with the majority of these costs to be incurred in 2008 through 2010. The calculated updated cost estimates to modify the second tunnel are $39 million. The increases in costs are mainly due to inflation and large increases in materials costs, such as concrete and steel. As a result of the new cost estimates and extension of schedule, the Company is meeting with stakeholders to explore possible alternatives to the construction of the tunnels. The Company intends to seek recovery, through the rate making process, of the costs to address the dissolved atmospheric gas levels, including the mitigation payments.

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

Emergis Technologies, Inc. Complaint

On January 20, 2006, Emergis Technologies, Inc. (Emergis) filed a complaint in the United States District Court for the Eastern District of Washington against the Company alleging that certain electronic invoicing and payment system processes employed by Avista Utilities infringe upon a patent owned and held by Emergis. During the second quarter of 2006, the Company reached a settlement of this matter that resulted in the dismissal of the complaint. The settlement did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company must be in compliance with requirements under the Clean Air Act and Clean Air Act Amendments with respect to its thermal generating plants. The Company continues to monitor legislative developments at both the state and national level with respect to the potential for further restrictions on sulfur dioxide, nitrogen oxide, carbon dioxide (including cap and trade emission reduction programs), as well as other greenhouse gas and mercury

AVISTA CORPORATION

emissions. In particular, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, the Montana DEQ has proposed rules for the control of mercury emissions from coal-fired plants that would be more restrictive than EPA regulations. The proposed rules were accepted by the Montana Board of Environmental Review on March 23, 2006 and were available for public comment through July 6, 2006. Compliance with these new and proposed requirements and possible additional legislation or regulations could result in increases in capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The amount of these costs and the impact of the restrictions on the operation of the facilities cannot be estimated at this time.

NOTE 14: POTENTIAL HOLDING COMPANY FORMATION

At the 2006 Annual Meeting of Shareholders on May 11, 2006 (2006 Annual Meeting), the shareholders of Avista Corp. approved a proposal to proceed with a statutory share exchange, which would change the Company’s organization to a holding company structure. The holding company, currently named AVA Formation Corp. (AVA), would become the parent of Avista Corp. After the contemplated dividend to AVA of the capital stock of Avista Capital now held by Avista Corp. (Avista Capital Dividend), AVA would then also be the parent of Avista Capital. The Avista Capital Dividend would effect the structural separation of Avista Corp.’s non-utility businesses from its regulated utility business.

Avista Corp. received approval from the FERC on April 18, 2006 (conditioned on approval by the state regulatory agencies) and from the IPUC on June 30, 2006. Avista Corp. also has filed for approval from the utility regulators in Washington, Oregon and Montana. The statutory share exchange is subject to the receipt of the remaining regulatory approvals and the satisfaction of other conditions. The Company anticipates that the statutory share exchange and the holding company structure implementation will not be completed earlier than the fourth quarter of 2006.

The IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions, which would serve to segregate the Company’s utility operations from the other businesses conducted by the holding company. The stipulation would require Avista Corp. to maintain certain common equity levels as part of its capital structure. Avista Corp. has committed to increase its actual utility common equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008, which is consistent with provisions of the Company’s Washington general rate case implemented on January 1, 2006. The calculation of the utility equity component is essentially the ratio of Avista Corp.’s total common equity to total capitalization excluding, in each case, Avista Corp.’s investment in Avista Capital. In addition, IPUC approval would be required for any dividend from Avista Corp. to the holding company that would lower common equity below 25 percent of total capitalization which, for this purpose, includes long and short-term debt, capitalized lease obligations and preferred and common equity.

Pursuant to the Plan of Share Exchange, a statutory share exchange would be effected whereby each outstanding share of Avista Corp. common stock would be exchanged for one share of AVA common stock, no par value, so that holders of Avista Corp. common stock would become holders of AVA common stock and Avista Corp. would become a subsidiary of AVA. The other outstanding securities of Avista Corp. would not be affected by the statutory share exchange, with limited exceptions for stock options and other securities outstanding under equity compensation and employee benefit plans.

Avista Corp. is currently soliciting consents from the holders of its 9.75 percent Senior Notes that mature June 1, 2008 to permit the one-time dividend of Avista Capital stock from Avista Corp. to AVA. If sufficient consents are not obtained, the holding company organization would be implemented, but the Avista Capital Dividend would be delayed until the retirement of the 9.75 percent Senior Notes.

NOTE 15. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management business segment primarily consists of electricity and natural gas marketing, trading and resource management, including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. Advantage IQ (formerly Avista Advantage) is a provider of facility information and cost management services for multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing and Resource Management	Advantage IQ	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2006:
Operating revenues	$258,076	$14,315	$9,545	$5,458	$—	$287,394
Resource costs	122,086	18,196	—	—	—	140,282
Gross margin	135,990	(3,881)	—	—	—	132,109
Other operating expenses	48,218	4,773	6,497	5,299	—	64,787
Depreciation and amortization	20,111	252	485	576	—	21,424
Income (loss) from operations	49,338	(8,906)	2,563	(417)	—	42,578
Interest expense (2)	23,826	53	158	523	(586)	23,974
Income taxes	10,067	(2,486)	848	(561)	—	7,868
Net income (loss)	16,879	(4,610)	1,558	(368)	—	13,459
Capital expenditures	43,535	268	602	16	—	44,421
For the three months ended June 30, 2005:
Operating revenues	238,319	22,026	7,703	4,784	—	272,832
Resource costs	112,722	18,253	—	—	—	130,975
Gross margin	125,597	3,773	—	—	—	129,370
Other operating expenses	44,284	4,391	5,544	4,464	—	58,683
Depreciation and amortization	19,843	355	501	689	—	21,388
Income (loss) from operations	48,903	(973)	1,658	(369)	—	49,219
Interest expense (2)	22,655	65	236	389	(517)	22,828
Income taxes	9,766	(126)	509	(227)	—	9,922
Net income (loss)	18,407	(250)	918	(471)	—	18,604
Capital expenditures	32,112	543	430	322	—	33,407
For the six months ended June 30, 2006:
Operating revenues	681,366	75,857	18,622	10,751	—	786,596
Resource costs	393,691	68,323	—	—	—	462,014
Gross margin	287,675	7,534	—	—	—	295,209
Other operating expenses	93,945	9,527	12,660	10,693	—	126,825
Depreciation and amortization	41,091	593	1,000	1,168	—	43,852
Income (loss) from operations	112,250	(2,586)	4,962	(1,110)	—	113,516
Interest expense (2)	47,506	99	354	1,091	(1,227)	47,823
Income taxes	25,878	223	1,623	(1,339)	—	26,385
Net income (loss)	43,051	436	2,985	(1,441)	—	45,031
Capital expenditures	73,278	539	967	17	—	74,801
For the six months ended June 30, 2005:
Operating revenues	558,035	73,315	14,943	8,632	(19,429)	635,496
Resource costs	294,435	78,126	—	—	(19,429)	353,132
Gross margin	263,600	(4,811)	—	—	—	258,789
Other operating expenses	89,215	9,178	10,809	8,811	—	118,013
Depreciation and amortization	41,021	792	1,000	1,281	—	44,094
Income (loss) from operations	100,509	(14,781)	3,134	(1,460)	—	87,402
Interest expense (2)	45,726	137	467	751	(975)	46,106
Income taxes	21,295	(4,620)	950	(873)	—	16,752
Net income (loss)	37,393	(8,608)	1,726	(1,718)	—	28,793
Capital expenditures	115,887	752	531	662	—	117,832
Total Assets:
Total assets as of June 30, 2006	2,727,279	1,188,338	97,691	53,729	—	4,067,037
Total assets as of December 31, 2005	2,838,154	2,012,354	46,094	51,892	—	4,948,494

(1)	Intersegment eliminations reported as operating revenues and resource costs represent the transactions between Avista Utilities and Avista Energy for energy commodities and services, primarily natural gas purchased by Avista Utilities under the Agency Agreement, which was terminated effective April 1, 2005. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation and Subsidiaries

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

July 31, 2006

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

All forward-looking statements (including those made in this Quarterly Report on Form 10-Q) are subject to a variety of risks and uncertainties and other factors, most of which are beyond the control of Avista Corp. and many of which could have a significant effect on Avista Corp.’s operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements. Such risks, uncertainties and other factors include, among others:

•	weather conditions, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

•	changes in wholesale energy prices that can affect, among other things, cash requirements to purchase electricity, natural gas for retail customers and natural gas fuel for electric generation, as well as the market value of derivative assets and liabilities and unrealized gains and losses;

•	volatility and illiquidity in wholesale energy markets, including the availability and prices of purchased energy and demand for energy sales;

•	the effect of state and federal regulatory decisions affecting the ability of the Company to recover its costs and/or earn a reasonable return, including, but not limited to, the disallowance of previously deferred costs;

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2001 and 2002, and including possible retroactive price caps and resulting refunds;

•	the outcome of legal proceedings and other contingencies concerning the Company or affecting directly or indirectly its operations;

•	the potential effects of any legislation or administrative rulemaking passed into law;

•	the potential impact of changes to electric transmission ownership, operation and governance, such as the formation of one or more regional transmission organizations or similar entities;

•	wholesale and retail competition including, but not limited to, electric retail wheeling and transmission costs;

•	the ability to relicense and maintain licenses for hydroelectric generating facilities at cost-effective levels with reasonable terms and conditions;

•	unplanned outages at any Company-owned generating facilities or the inability of generating facilities to operate as intended;

•	unanticipated delays or changes in construction costs, as well as the ability to obtain required operating permits with respect to present or prospective facilities;

•	natural disasters that can disrupt energy delivery as well as the availability and costs of materials and supplies and support services;

•	blackouts or large disruptions of transmission systems, which can have an impact on the Company’s ability to deliver energy to its customers;

•	the potential for future terrorist attacks or other malicious acts, particularly with respect to utility plant assets;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to hydroelectric resources;

•	changes in future economic conditions in the Company’s service territory and the United States in general, including inflation or deflation and monetary policy;

•	changes in industrial, commercial and residential growth and demographic patterns in the Company’s service territory;

•	the loss of significant customers and/or suppliers;

•	failure to deliver on the part of any parties from which the Company purchases and/or sells capacity or energy;

•	changes in the creditworthiness of customers and energy trading counterparties;

•	the Company’s ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including the Company’s credit ratings, interest rate fluctuations and other capital market conditions;

AVISTA CORPORATION

•	the effect of any potential change in the Company’s credit ratings;

•	changes in actuarial assumptions, the interest rate environment and the actual return on plan assets with respect to the Company’s pension plan, which can affect future funding obligations, costs and pension plan liabilities;

•	increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits;

•	increasing costs of insurance, changes in coverage terms and the ability to obtain insurance;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as the ability to recruit and retain employees;

•	changes in rapidly advancing technologies, possibly making some of the current technology quickly obsolete;

•	changes in tax rates and/or policies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs; and

•	changes in the strategic business plans of the Company and/or any of its subsidiaries, which may be affected by any or all of the foregoing, including the entry into new businesses and/or the exit from existing businesses.

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

Potential Holding Company Formation

In May 2006, the shareholders of Avista Corp. approved a proposal to proceed with a statutory share exchange, which would change the Company’s organization to a holding company structure. See further information at “Note 14 of the Notes to Consolidated Financial Statements.”

Avista Corp. Business Segments

Avista Corp. has four business segments as follows:

•	Avista Utilities – generation, transmission and distribution of electric energy and distribution of natural gas to retail customers, as well as wholesale purchases and sales of energy commodities. This business segment is conducted by an operating division of Avista Corp. known as Avista Utilities.

•	Energy Marketing and Resource Management – electricity and natural gas marketing, trading and resource management. This business segment is conducted primarily by Avista Energy and also by Avista Power, which owns a 49 percent interest in a natural gas-fired generating plant. Both Avista Energy and Avista Power are indirect subsidiaries of Avista Corp.

•	Advantage IQ (formerly Avista Advantage) – facility information and cost management services for multi-site customers. This business segment is conducted by Advantage IQ, Inc., which is an indirect subsidiary of Avista Corp.

•	Other – includes sheet metal fabrication, radiant floor heating systems and certain other investments (including investments in real estate). This business segment is conducted by various indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

Avista Energy, Avista Power, Advantage IQ and the various companies in the Other business segment are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. The Company’s total common stockholders’ equity was $818.7 million as of June 30, 2006 of which $240.4 million represented its investment in Avista Capital.

AVISTA CORPORATION

The following table presents the contribution to net income from each business segment for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Avista Utilities	$16,879	$18,407	$43,051	$37,393
Energy Marketing and Resource Management	(4,610)	(250)	436	(8,608)
Advantage IQ	1,558	918	2,985	1,726
Other	(368)	(471)	(1,441)	(1,718)

Net income	$13,459	$18,604	$45,031	$28,793

Executive Level Summary

Overall

Avista Corp.’s operating results and cash flows are derived primarily from Avista Utilities and Avista Energy (in the Energy Marketing and Resource Management segment). Avista Corp. intends to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

Net income was $13.5 million for the three months ended June 30, 2006 compared to $18.6 million for the three months ended June 30, 2005. The decrease was due to reduced earnings from Avista Utilities and an increase in the net loss for the Energy Marketing and Resource Management segment, partially offset by an increase in net income for Advantage IQ. Net income was $45.0 million for the six months ended June 30, 2006 compared to $28.8 million for the six months ended June 30, 2005. This increase was due to the improved performance of each business segment with the most significant improvement in the Energy Marketing and Resource Management segment.

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

Weather has a significant effect on Avista Utilities’ operations, both with respect to customer demand and resulting operating revenues (primarily heating requirements in the winter and cooling requirements in the summer) and electric resource costs (primarily the availability of hydroelectric generation and the tendency for high demand to increase the cost of fuel for electric generation and wholesale electric market prices). Avista Utilities normally experiences its highest retail (electric and natural gas) energy sales during the heating season in the first and fourth quarters of the year. Avista Utilities also experiences high electricity demand for air conditioning during the summer (third quarter). In general, warmer weather in the heating season and cooler weather in the cooling season will reduce Avista Utilities’ operating revenues. In addition, a reduction in precipitation (particularly snowpack) will decrease hydroelectric generation capability and increase resource costs and cash outflows needed to purchase electric resources in the wholesale market. Regional precipitation and snowpack conditions typically have a significant effect on the wholesale price of electricity. Additionally, colder weather in the winter and warmer weather in the summer can significantly increase the short-term price of energy commodities. On July 24, 2006, after several days at or near record high temperatures in eastern Washington and northern Idaho, Avista Utilities retail native peak load was 1,642 MW, an all-time high for Avista Utilities’ summer load.

Avista Utilities’ hydroelectric generation was 95 percent of normal in 2005. Hydroelectric generation has been below normal (based on a 70-year average) for five of the past six years. Avista Utilities forecasts that hydroelectric generation will be 104 percent of normal in 2006 assuming normal conditions for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables during the year.

Both Avista Utilities and Avista Energy are subject to electric and natural gas commodity price risk. Price risk is, in general, the risk of fluctuation in the market price of the commodity needed, held or traded. Changes in wholesale energy prices can affect, among other things, cash requirements needed to purchase electricity and natural gas for retail customers or wholesale obligations, as well as the market value of derivative assets and liabilities and unrealized gains and losses. Increasing energy commodity prices have a significant effect on liquidity for both Avista Utilities and Avista Energy. Avista Utilities has regulatory mechanisms in place that provide for the deferral and recovery of the majority of its power and natural gas supply costs. However, if prices increase above the level

AVISTA CORPORATION

currently recovered in retail rates during periods when Avista Utilities must purchase energy, power and natural gas deferral balances will increase, which will negatively affect Avista Utilities’ operating cash flow and liquidity until such costs, with interest, are recovered from customers.

In December 2005, Avista Utilities received approval from the Washington Utilities and Transportation Commission (WUTC) to increase its base electric and natural gas rates effective January 1, 2006. Avista Utilities will continue to periodically file for rate adjustments for recovery of its operating costs and capital investments to provide opportunity to align earned returns with those allowed by regulatory agencies.

Avista Utilities’ net income was $16.9 million for the three months ended June 30, 2006, a decrease from $18.4 million for the three months ended June 30, 2005 primarily due to the $3.2 million pre-tax gain on the sale of Avista Utilities’ South Lake Tahoe, California natural gas distribution properties during the second quarter of 2005, as well as an increase in interest expense. The increase in interest expense was primarily due to the issuance of fixed rate long-term debt that replaced variable rate short-term debt (which had relatively low interest rates in 2005) in the fourth quarter of 2005 and partially due to the effect of rising interest rates on variable rate long-term debt to affiliated trusts. Gross margin increased for the second quarter of 2006 as compared to the second quarter of 2005 primarily due to lower power supply costs, the effects of the January 1, 2006 Washington general rate increase and customer growth. The increase in gross margin was partially offset by an increase in other operating expenses and taxes other than income taxes.

Avista Utilities’ net income was $43.1 million for the six months ended June 30, 2006, an increase from $37.4 million for the six months ended June 30, 2005 primarily due to an increase in gross margin (operating revenues less resource costs). The increase in gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates. This resulted in Avista Utilities recognizing a benefit of $7.2 million under the Washington ERM during the six months ended June 30, 2006 compared to a benefit of $0.7 million for the six months ended June 30, 2005. It is possible that some or all of this benefit may be reversed during the remainder of 2006 if power supply costs exceed the amount included in base retail rates. In addition, the sale of claims against Enron Corporation and certain of its affiliates (collectively Enron) and the general rate increase implemented in Washington, contributed to the increase in gross margin and net income. For further information on the sale of claims against Enron, see the discussion of other electric revenues on page 46.

Avista Utilities plans to continue to invest in its generation, transmission and distribution systems with a focus on providing reliable service to its customers. Utility capital expenditures were $73.3 million for the six months ended June 30, 2006. The Company has a utility capital budget of approximately $160 million for 2006. Significant projects include the continued enhancement of Avista Utilities’ transmission system and upgrades to generating facilities.

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

The earnings and cash flows of Avista Energy are by nature subject to significant volatility because they are derived primarily from the day-to-day trading of electricity and natural gas and optimization of assets owned by other entities, rather than predictable long-term revenue streams, and because Avista Energy’s activities are for the most part subject to mark-to-market accounting. In addition, with respect to the management of natural gas storage and certain other contracts, Avista Energy’s earnings are subject to volatility caused by the differences between the economic management and the required accounting for these assets and contracts. While Avista Energy has taken measures to enhance profitability and reduce the risk of losses in the future, this business will continue to have volatility in its results.

Avista Energy is subject to certain regulatory proceedings that remain unresolved; however, Avista Energy believes that it has adequate reserves established for refunds that may be ordered. The wholesale energy markets in which Avista Energy operates continue to have volatile market prices and variations in liquidity.

The Energy Marketing Resource Management segment, which consists primarily of Avista Energy, had a net loss of $4.6 million for the three months ended June 30, 2006 compared to a net loss of $0.3 million for the three months ended June 30, 2005. The significant net loss for the second quarter of 2006 was due to the difference between the economic management and the required accounting for certain contracts and physical assets under the management of Avista Energy. The operations of Avista Energy are managed on an economic basis, reflecting contracts and

AVISTA CORPORATION

assets under management at estimated market value, consistent with industry practices, which is different from the required accounting for certain contracts and physical assets under management. These differences primarily relate to Avista Energy’s management of natural gas inventory and its control of natural gas-fired generation through a power purchase agreement, as well as certain other agreements. These differences had an estimated $7.9 million after-tax negative effect on results for the second quarter of 2006 compared to an estimated $2.3 million after-tax positive effect on results for the second quarter of 2005.

The Energy Marketing Resource Management segment had net income of $0.4 million for the six months ended June 30, 2006 compared to a net loss of $8.6 million for the six months ended June 30, 2005. The estimated difference between the economic management and the required accounting for certain contracts and physical assets under management reduced net income by approximately $5.3 million for this segment for the six months ended June 30, 2006 and increased the net loss by approximately $3.9 million for the six months ended June 30, 2005. A significant portion of the difference for 2006 is expected to reverse in future periods when the contracts are settled or realized. The difference could increase or decrease due to changes in forward market prices. The net loss for the six months ended June 30, 2005 was also due to losses in Avista Energy’s natural gas portfolio. The volatility in natural gas and electricity prices can result in significant changes in Avista Energy’s earnings from period-to-period.

The variability in the results of operations of the Energy Marketing and Resource Management segment has caused management to question whether Avista Corp. should continue in this business, over the long term, as currently conducted and what, if any, strategic alternatives may be available.

Advantage IQ (formerly Avista Advantage)

Avista Advantage has changed its name to Advantage IQ. Net income for Advantage IQ was $1.6 million and $3.0 million for the three and six months ended June 30, 2006, respectively, an increase from $0.9 million and $1.7 million for the three and six months ended June 30, 2005, respectively, primarily due to increased revenues from an expanding customer base.

Other Business Segment

Over time as opportunities arise, the Company plans to continue to dispose of assets and phase out operations in the Other business segment. However, the Company may, from time to time, invest incremental funds in these businesses to protect its existing investments. The net loss in the Other business segment was $0.4 million and $1.4 million for the three and six months ended June 30, 2006, respectively, a slight improvement from the net loss of $0.5 million and $1.7 million for the three and six months ended June 30, 2005, respectively, primarily due to improved results from AM&D.

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

For 2006, the Company expects net cash flows from operating activities and Avista Corp.’s committed line of credit to provide adequate resources to fund capital expenditures, maturing long-term debt, dividends and other contractual commitments. However, the Company currently expects to issue long-term debt in the fourth quarter of 2006 primarily to fund debt that matures in January 2007.

Succession Planning

The Company has management succession plans that work towards ensuring that executive officer and key management positions can be appropriately filled as vacancies occur. The Company also has workforce development plans for key technical and craft areas.

Avista Utilities – Regulatory Matters

General Rate Cases

In December 2005, the WUTC approved Avista Utilities’ combined electric and natural gas general rate case settlement agreement with certain conditions, which were subsequently accepted by the settling parties (Avista Utilities, the WUTC staff, the Northwest Industrial Gas Users and the Energy Project). The WUTC Order provided for base rate increases of 7.5 percent for electric and 0.6 percent for natural gas, effective January 1, 2006. The electric base rate increase is designed to increase annual revenues by $21.4 million. The majority of the increase in electric revenues is related to increased power supply costs. As such, a significant portion of the increase does not increase gross margin or net income, because it is matched by an increase in the amount of resource costs currently recognized in expense. The natural gas base rate increase is designed to increase annual revenues by approximately

AVISTA CORPORATION

$1.0 million. The WUTC Order also provided for further review of the ERM as discussed at “Power Cost Deferrals and Recovery Mechanisms” below.

As part of the general rate case settlement agreement that was modified and approved by the WUTC Order, Avista Utilities has agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. Failure by Avista Utilities to meet those targets could result in a reduction in base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of the Company’s total common equity to total capitalization excluding, in each case, the Company’s investment in Avista Capital. The utility equity component was 33.9 percent as of June 30, 2006.

Oregon Senate Bill 408

The Oregon Public Utility Commission (OPUC) has issued temporary rules and is in the process of formulating final rules related to Oregon Senate Bill 408 (OSB 408). OSB 408, which was enacted into law in 2005, requires the OPUC to direct the utility to establish an automatic adjustment clause to account for the difference between income taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. The automatic adjustment clause may result in either rate increases or rate decreases and applies only to taxes paid and collected on or after January 1, 2006. Interpretation and application of OSB 408 is complicated by a number of factors, including, but not limited to, the adjustments that are allowed under OSB 408, the Company’s organizational structure, and the fact that the Company provides retail natural gas and electric services in multiple state jurisdictions.

In July 2006, the OPUC issued an Interim Order indicating a preference for an “apportionment method” using a three-factor formula consisting of property, payroll and sales for regulated operations of the utility in Oregon as the numerator and these same factors for the consolidated company as the denominator to determine the amount of consolidated taxes paid that are properly attributed to Oregon operations. The lesser of 1) the properly attributed amount of taxes paid using the apportionment method, 2) the amount of taxes determined on a standalone basis for Oregon operations and 3) total consolidated taxes paid would then be compared to taxes collected in rates to determine if a refund or surcharge would be required. The Interim Order is open for public comment until August 21, 2006 and a final order is expected before the end of the third quarter of 2006. At this point in time, the Company is evaluating the OPUC’s Interim Order and cannot predict the effect that OSB 408 and related orders from the OPUC may have on revenues or net income related to its Oregon natural gas operations.

Natural Gas Decoupling

On April 5, 2006, Avista Utilities filed with the WUTC a proposal to implement a natural gas decoupling mechanism. Decoupling means separating the direct link between natural gas sales volume and the recovery of Avista Utilities’ fixed cost of providing service, which does not include the cost of the natural gas itself. Because Avista Utilities’ current rate structures provide for recovery of the majority of its fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives are directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Decoupling breaks the link between the volume of sales and the recovery of fixed costs and would facilitate an increased focus on energy efficiency and conservation. Avista Utilities’ proposed decoupling mechanism is a three-year “pilot” that would begin sometime in the second half of 2006 if regulatory approval is received. A rate adjustment in any one-year would be limited to no more than 2 percent. The filing of the first decoupling rate adjustment would be in the fall of 2007.

Power Cost Deferrals and Recovery Mechanisms

In Washington, the ERM allows Avista Utilities to increase or decrease electric rates periodically with WUTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs and the amount included in base retail rates for Washington customers. These differences primarily result from changes in purchased power and fuel costs, as well as variations in the level of hydroelectric generation and retail loads. The initial amount of power supply costs in excess or below the level in retail rates, which the Company either incurs the cost of, or receives the benefit from, is referred to as the dead band. The annual dead band amount was $9.0 million since the implementation of the ERM on July 1, 2002, and the Company expensed the entire dead band each year through 2005 because its power supply costs exceeded the amount included in base retail rates by more than $9.0 million.

The WUTC rejected the proposal in the rate case settlement agreement to reduce the ERM dead band from $9.0 million to $3.0 million. However, Avista Utilities was directed to make a filing with the WUTC by January 31, 2006, to allow further review of the ERM. On January 31, 2006, Avista Utilities made its filing with the WUTC proposing that the ERM be continued for an indefinite period of time and that the $9.0 million dead band be eliminated. This filing also satisfied a previous requirement for Avista Utilities to make a filing by the end of 2006 for a review of the ERM.

AVISTA CORPORATION

On June 16, 2006, the WUTC approved a settlement agreement between the Company, the staff of the WUTC, the Industrial Customers of Northwest Utilities and the office of Public Counsel Section of the Washington Attorney General’s Office, representing all parties in the Company’s ERM proceeding. The settlement agreement provides for the continuation of the ERM with certain agreed-upon modifications and is effective as of January 1, 2006. The settling parties have agreed to review the ERM after five years.

The settlement agreement modifies the ERM such that the Company’s annual dead band is reduced from $9.0 million to $4.0 million and the Company will incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. Annual power supply cost variances between $4.0 million and $10.0 million will be shared equally between the Company and its customers. As such, 50 percent of the annual power supply cost variance in this range is deferred for future surcharge or rebate to the Company’s customers and the remaining 50 percent is an expense of, or benefit to, the Company. Once the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance will be deferred for future surcharge or rebate. The remaining 10 percent of the variance beyond $10.0 million is an expense of, or benefit to, the Company without affecting current or future customer rates. The following table summarizes the historical (prior to January 1, 2006) and modified ERM (effective January 1, 2006):

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
Historical ERM:
+/- $0 - $9 million	0%	100%
+/- excess over $9 million	90%	10%
Modified ERM:
+/- $0 - $4 million	0%	100%
+/- between $4 million - $10 million	50%	50%
+/- excess over $10 million	90%	10%

Under the ERM, Avista Utilities will continue to make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In June 2006, the WUTC issued an order, which approved the recovery of the $4.1 million of deferred power costs incurred for 2005.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates periodically with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for Idaho customers. The PCA rate surcharge is currently 2.5 percent.

The following table shows activity in deferred power costs for Washington and Idaho during the six months ended June 30, 2006 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2005	$96,191	$7,987	$104,178
Activity from January 1 – June 30, 2006:
Power costs (benefits) deferred	(4,748)	(4,272)	(9,020)
Interest and other net additions	2,280	160	2,440
Recovery of deferred power costs through retail rates	(15,198)	(2,358)	(17,556)

Deferred power costs as of June 30, 2006	$78,525	$1,517	$80,042

Regional Transmission Organizations

The FERC continues to encourage the development of Regional Transmission Organizations. The structure of a Regional Transmission Organization (RTO) could significantly change how transmission facilities are planned and operated. Avista Corp. has participated in discussions with transmission providers and other stakeholders in the Pacific Northwest for several years regarding the possible formation of an RTO in the region. One such effort, Grid West, has now dissolved and Avista Corp. has received an order from the WUTC authorizing deferred accounting and has filed a deferred accounting petition with the IPUC for future regulatory recovery of the $1.2 million of funds advanced to Grid West. The Company is currently participating in discussions and is funding the development of an alternative transmission entity, ColumbiaGrid, a Washington nonprofit membership corporation, being created to improve the operational efficiency, reliability, and planned expansion of the transmission grid in the Pacific

AVISTA CORPORATION

Northwest. ColumbiaGrid’s responsibilities and related agreements with the participating entities are currently being developed in a public process with broad participation. The focus of the public process is on the design and implementation of near-term services beginning in 2006, as well as the design of additional longer-term responsibilities.

Results of Operations

The following provides an overview of changes in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. More detailed explanations are provided, particularly with respect to operating revenues and operating expenses in the business segment discussions (Avista Utilities, Energy Marketing and Resource Management, Advantage IQ and Other) that follow this section.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Utility revenues increased $19.8 million to $258.1 million for the three months ended June 30, 2006 due to increases in electric revenues of $3.8 million and natural gas revenues of $16.0 million. The increase in electric revenues primarily reflects an increase in retail revenues, partially offset by a decrease in sales of fuel. The increase in natural gas revenues was primarily due to the increased volume of wholesale natural gas sales and increased retail natural gas rates.

Non-utility energy marketing and trading revenues decreased $7.7 million to $14.3 million for the three months ended June 30, 2006 primarily due to decreased revenues from sales of natural gas to commercial and industrial end-user customers (through Avista Energy Canada) and decreased net trading margin on contracts accounted for under SFAS No. 133.

Other non-utility revenues increased $2.5 million to $15.0 million for the three months ended June 30, 2006 as a result of increased revenues from Advantage IQ of $1.8 million and increased revenues from the Other business segment of $0.7 million. The increase in revenues from Advantage IQ was primarily due to customer growth. The increase from the Other business segment was primarily due to increased sales at AM&D.

Utility resource costs increased $9.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to increased natural gas resource costs of $14.7 million partially offset by decreased electric resource costs of $5.3 million. The increase in natural gas resource costs reflects an increase in natural gas purchased due to an increase in both the volume and price of purchases. The decrease in electric resource costs reflects an increase in hydroelectric generation and a decrease in fuel costs (both fuel for generation and other fuel costs representing the economic sale of fuel that was not used in generation).

Utility other operating expenses increased $3.9 million primarily due to increased generation maintenance costs of $2.1 million, increased administrative and general compensation expenses of $1.2 million, and increased electric distribution system maintenance expenses of $0.6 million.

Utility taxes other than income taxes increased $2.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to increased retail electric and natural gas revenues and related taxes.

Other non-utility operating expenses increased $2.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily from increased operating expenses for Advantage IQ due to expanding operations, as well as increased operating expenses in the Other business segment.

Interest expense (including interest expense to affiliated trusts) increased $1.1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to the issuance of fixed rate long-term debt that replaced variable rate short-term debt (which had relatively low interest rates in 2005) in the fourth quarter of 2005 and partially due to the effect of rising interest rates on variable rate long-term debt to affiliated trusts.

Income taxes decreased $2.1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to decreased income before income taxes. The effective tax rate was 36.9 percent for the three months ended June 30, 2006 compared to 34.8 percent for the three months ended June 30, 2005. The increase in the effective tax rate was due in part to the tax effect on the sale of the South Lake Tahoe natural gas distribution properties in 2005.

AVISTA CORPORATION

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Utility revenues increased $123.3 million to $681.4 million for the six months ended June 30, 2006 due to increases in electric revenues of $48.7 million and natural gas revenues of $74.6 million. The increase in electric revenues reflects an increase in sales of fuel, wholesale revenues and retail revenues. The increase in natural gas revenues was primarily due to the increased volume of wholesale natural gas sales and increased retail natural gas rates.

Non-utility energy marketing and trading revenues increased $22.0 million to $75.9 million for the six months ended June 30, 2006 primarily due to increased revenues from sales of natural gas to commercial and industrial end-user customers (primarily through Avista Energy Canada) and increased net trading margin on contracts accounted for under SFAS No. 133.

Other non-utility revenues increased $5.8 million to $29.4 million for the six months ended June 30, 2006 as a result of increased revenues from Advantage IQ of $3.7 million and increased revenues from the Other business segment of $2.1 million. The increase in revenues from Advantage IQ was primarily due to customer growth. The increase from the Other business segment was primarily due to increased sales at AM&D.

Utility resource costs increased $99.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased electric resource costs of $29.2 million and increased natural gas resource costs of $70.1 million. The increase in electric resource costs reflects an increase in base resource costs as set forth in the Washington general rate case implemented on January 1, 2006, as well as an increase in other fuel costs (representing the economic sale of fuel that was not used in generation). The increase in natural gas resource costs reflects an increase in natural gas purchased due to an increase in both the volume and price of purchases.

Utility other operating expenses increased $4.7 million primarily due to increased generation maintenance costs of $2.0 million, increased administrative and general compensation expenses of $1.5 million, and increased electric distribution system maintenance expenses of $1.7 million.

Utility taxes other than income taxes increased $4.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased retail electric and natural gas revenues and related taxes.

Non-utility resource costs increased $9.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased resource costs related to sales of natural gas to commercial and industrial end-user customers (primarily through Avista Energy Canada) and partially due to an increase in transportation and transmission costs.

Other non-utility operating expenses increased $4.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily from increased operating expenses for Advantage IQ due to expanding operations, as well as increased operating expenses in the Other business segment.

Interest expense (including interest expense to affiliated trusts) increased $1.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the issuance of fixed rate long-term debt that replaced variable rate short-term debt (which had relatively low interest rates in 2005) in the fourth quarter of 2005 and partially due to the effect of rising interest rates on variable rate long-term debt to affiliated trusts.

Income taxes increased $9.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased income before income taxes. The effective tax rate was 36.9 percent for the six months ended June 30, 2006 compared to 36.8 percent for the six months ended June 30, 2005.

Avista Utilities

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net income for Avista Utilities was $16.9 million for the three months ended June 30, 2006 compared to $18.4 million for the three months ended June 30, 2005. Avista Utilities’ income from operations was $49.3 million for the three months ended June 30, 2006 compared to $48.9 million for the three months ended June 30, 2005. The increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs), partially offset by increases in utility taxes other than income taxes (consistent with an increase in retail revenues) and an increase in other utility operating expenses, as well as the $3.2 million pre-tax gain related to the sale of the South Lake Tahoe natural gas distribution properties in the second quarter of 2005.

AVISTA CORPORATION

The following table presents Avista Utilities’ gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2006	2005	2006	2005	2006	2005
Operating revenues	$172,495	$168,746	$85,581	$69,573	$258,076	$238,319
Resource costs	57,698	63,034	64,388	49,688	122,086	112,722

Gross margin	$114,797	$105,712	$21,193	$19,885	$135,990	$125,597

Avista Utilities’ operating revenues increased $19.8 million and resource costs increased $9.4 million, which resulted in an increase of $10.4 million in gross margin for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The gross margin on electric sales increased $9.1 million and the gross margin on natural gas sales increased $1.3 million. The increase in electric gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates resulting in the benefit of $2.0 million of power supply costs in Washington under the ERM during the second quarter of 2006, compared to the benefit of $0.9 million of power supply costs for the second quarter of 2005. This was primarily a result of improved hydroelectric generation from higher than normal precipitation and snowpack resulting in increased streamflows to hydroelectric generating facilities during the second quarter of 2006. It is possible that some or all of this benefit may be reversed during the second half of 2006 if power supply costs exceed the amount included in base retail rates. The increase in electric gross margin was also partially due to the Washington general rate increase implemented on January 1, 2006 and customer growth. The increase in the gross margin on natural gas sales was primarily due to customer growth in the Washington, Idaho and Oregon service territories. The effects of general rate increases and customer growth were partially offset by the sale of the South Lake Tahoe natural gas operations in April 2005.

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2006	2005	2006	2005
Residential	$48,184	$42,084	738	681
Commercial	53,389	48,826	747	715
Industrial	23,501	23,221	520	528
Public street and highway lighting	1,320	1,241	6	6

Total retail	126,394	115,372	2,011	1,930
Wholesale	33,278	32,743	929	864
Sales of fuel	8,310	16,606	—	—
Other	4,513	4,025	—	—

Total	$172,495	$168,746	2,940	2,794

Retail electric revenues increased $11.0 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to an increase in revenue per MWh (increased revenues $5.9 million) and an increase in total MWhs sold (increased revenues $5.1 million). The increase in revenue per MWh was primarily due to the Washington general rate increase of 7.5 percent as well as a 1.0 percent increase in the ERM surcharge, both of which were implemented on January 1, 2006. The increase in total MWhs sold was primarily due to customer growth and partially due to an increase in use per customer.

Wholesale electric revenues increased $0.5 million primarily due to an increase in wholesale sales volumes (increased revenues $2.3 million), partially offset by a decrease in wholesale sales prices (decreased revenues $1.8 million).

Sales of fuel decreased $8.3 million as less fuel was purchased due to increased hydroelectric generation and resource needs. Sales of fuel represent natural gas that was not used for generation when electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units.

AVISTA CORPORATION

The following table presents Avista Utilities’ natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2006	2005	2006	2005
Residential	$38,461	$33,381	27,341	29,035
Commercial	22,138	17,397	17,729	17,710
Industrial	2,420	1,896	2,274	2,341

Total retail	63,019	52,674	47,344	49,086
Wholesale	19,682	13,676	35,663	22,687
Transportation	1,757	2,222	38,048	38,374
Other	1,123	1,001	95	97

Total	$85,581	$69,573	121,150	110,244

Natural gas revenues increased $16.0 million for the three months ended June 30, 2006 from the three months ended June 30, 2005 due to an increase in retail and wholesale natural gas revenues. The $10.3 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $12.6 million), partially offset by a decrease in volumes (decreased revenues $2.3 million). During September through November of 2005, retail rates for natural gas were increased in response to an increase in natural gas costs. The decrease in total therms sold was primarily due to the sale of the South Lake Tahoe properties and a decrease in use per customer, partially offset by customer growth in the other service territories. The increase in wholesale revenues reflects the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process that was implemented at Avista Utilities effective April 1, 2005.

The following table presents Avista Utilities’ average number of electric and natural gas customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2006	2005	2006	2005
Residential	299,582	292,638	266,645	264,174
Commercial	37,772	37,150	31,635	31,587
Industrial	1,390	1,412	294	306
Public street and highway lighting	433	418	—	—

Total retail	339,177	331,618	298,574	296,067
Wholesale	50	45	17	14
Transportation	—	—	76	99

Total customers	339,227	331,663	298,667	296,180

The following table presents Avista Utilities’ resource costs for the three months ended June 30 (dollars in thousands):

	2006	2005
Electric resource costs:
Power purchased	$23,972	$25,228
Power cost amortizations, net of deferrals	16,397	7,726
Fuel for generation	7,714	13,004
Other fuel costs	7,931	16,393
Other regulatory amortizations, net	(1,037)	(1,434)
Other electric resource costs	2,721	2,117

Total electric resource costs	57,698	63,034

Natural gas resource costs:
Natural gas purchased	58,231	53,516
Natural gas amortizations (deferrals), net	5,783	(4,370)
Other regulatory amortizations, net	374	542

Total natural gas resource costs	64,388	49,688

Total resource costs	$122,086	$112,722

Power purchased for the three months ended June 30, 2006 decreased $1.3 million compared to the three months ended June 30, 2005 due to a decrease in the price of power purchases (decreased costs $4.1 million) partially offset by an increase in the volume of power purchases (increased costs $2.8 million). The increase in the volume of power purchases was primarily due to the lower cost of wholesale power relative to the cost of thermal generation (primarily based on fuel prices).

AVISTA CORPORATION

Net amortization of deferred power costs was $16.4 million for the three months ended June 30, 2006 compared to $7.7 million for the three months ended June 30, 2005. During the three months ended June 30, 2006, Avista Utilities recovered (collected as revenue) $6.8 million of previously deferred power costs in Washington and $1.1 million in Idaho. During the three months ended June 30, 2006, Avista Utilities deferred $4.7 million in Washington and $3.8 million in Idaho of power costs below the amount included in base retail rates.

Fuel for generation decreased $5.3 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to reduced use of thermal generation (particularly Coyote Springs 2) due to the higher cost of natural gas relative to wholesale electric market prices and increased hydroelectric generation.

Other fuel costs decreased $8.5 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Sales of fuel costs exceeded the cost of the natural gas. This excess revenue is accounted for under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to reduced volumes of fuel purchases.

The expense for natural gas purchased for the three months ended June 30, 2006 increased $4.7 million compared to the three months ended June 30, 2005 due to an increase in total therms purchased (increased costs $7.9 million), partially offset by a decrease in the cost of natural gas (decreased costs $3.2 million). The increase in total therms purchased is related to an increase in wholesale sales as part of the balancing of loads and resources with the natural gas procurement process, partially offset by a slight decrease in retail sales volumes. During the three months ended June 30, 2006, Avista Utilities had $5.8 million of net amortization of deferred natural gas costs compared to $4.4 million of net deferrals for the three months ended June 30, 2005. The change reflects higher retail rates (through purchased gas cost adjustments) to collect deferred natural gas costs.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net income for Avista Utilities was $43.1 million for the six months ended June 30, 2006 compared to $37.4 million for the six months ended June 30, 2005. Avista Utilities’ income from operations was $112.3 million for the six months ended June 30, 2006 compared to $100.5 million for the six months ended June 30, 2005. This increase was primarily due to increased gross margin (operating revenues less resource costs). The increase in gross margin was partially offset by increases in utility taxes other than income taxes (consistent with an increase in retail revenues) and an increase in other utility operating expenses, as well as the $3.2 million pre-tax gain related to the sale of the South Lake Tahoe natural gas distribution properties in the second quarter of 2005.

The following table presents Avista Utilities’ gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2006	2005	2006	2005	2006	2005
Operating revenues	$394,502	$345,792	$286,864	$212,243	$681,366	$558,035
Resource costs	172,102	142,951	221,589	151,484	393,691	294,435

Gross margin	$222,400	$202,841	$65,275	$60,759	$287,675	$263,600

Avista Utilities’ operating revenues increased $123.3 million and resource costs increased $99.2 million, which resulted in an increase of $24.1 million in gross margin for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The gross margin on electric sales increased $19.6 million and the gross margin on natural gas sales increased $4.5 million. The increase in electric gross margin was partially due to a decrease in electric resource costs as compared to the amount included in base retail rates resulting in the benefit of $7.2 million of power supply costs in Washington below the amount included in base retail rates during the six months ended June 30, 2006, compared to the benefit of $0.7 million of power supply costs for the six months ended June 30, 2005. This was primarily a result of improved hydroelectric generation from higher than normal precipitation and snowpack resulting in increased streamflows to hydroelectric generating facilities during the first half of 2006. It is possible that some or all of this benefit may be reversed during the second half of 2006 if power supply costs exceed the amount included in base retail rates. The increase in electric gross margin was also partially due to the sale of claims against Enron-related entities in the first quarter of 2006, the Washington general rate increase implemented on January 1, 2006 and customer growth. The increase in the gross margin on natural gas sales was primarily due to customer growth in the Washington, Idaho and Oregon service territories. The effects of general rate increases and customer growth were partially offset by the sale of the South Lake Tahoe natural gas operations in April 2005.

AVISTA CORPORATION

The following table presents Avista Utilities’ electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2006	2005	2006	2005
Residential	$116,931	104,834	1,780	1,690
Commercial	105,983	98,798	1,482	1,448
Industrial	46,275	45,117	1,029	1,029
Public street and highway lighting	2,599	2,470	12	13

Total retail	271,788	251,219	4,303	4,180
Wholesale	72,429	60,477	1,404	1,362
Sales of fuel	39,247	26,253	—	—
Other	11,038	7,843	—	—

Total	$394,502	$345,792	5,707	5,542

Retail electric revenues increased $20.6 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to an increase in revenue per MWh (increased revenues $12.8 million) and an increase in total MWhs sold (increased revenues $7.8 million). The increase in revenue per MWh was primarily due to the Washington general rate increase of 7.5 percent as well as a 1.0 percent increase in the ERM surcharge, both of which were implemented on January 1, 2006. The increase in total MWhs sold was primarily due to customer growth and partially due to an increase in use per customer.

Wholesale electric revenues increased $12.0 million primarily due to an increase in wholesale sales prices (increased revenues $15.2 million) partially offset by a decrease in wholesale sales volumes (decreased revenues $3.2 million).

Sales of fuel increased $13.0 million as a greater percentage of fuel purchases were not used in generation (during the first quarter of 2006). Sales of fuel represent natural gas that was not used for generation when electric wholesale market prices were generally below the cost of operating the natural gas-fired thermal generating units. The increase primarily reflects an increase in the volume of sales of fuel.

Other electric revenues increased $3.2 million primarily as a result of revenues from the sale of Enron claims. During the first quarter of 2006, the Company made the decision to sell claims that it had against certain Enron-related entities. These claims were for damages that the Company suffered as a result of the breach of a construction agreement for the Coyote Springs 2 generation plant. The Company received approximately $8.5 million from the sale of these claims of which $5.5 million was applied to reduce the capitalized cost of the plant and the remaining $3.0 million was recorded as other electric revenues based on the lost margin opportunities from the plant in prior periods.

The following table presents Avista Utilities’ natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2006	2005	2006	2005
Residential	$143,594	$122,155	108,403	113,441
Commercial	80,231	64,498	66,452	67,068
Industrial	6,155	5,215	5,823	6,428

Total retail	229,980	191,868	180,678	186,937
Wholesale	50,897	13,790	81,557	22,898
Transportation	3,365	4,433	80,231	83,173
Other	2,622	2,152	308	329

Total	$286,864	$212,243	342,774	293,337

Natural gas revenues increased $74.6 million for the six months ended June 30, 2006 from the six months ended June 30, 2005 due to an increase in retail and wholesale natural gas revenues. The $38.1 million increase in retail natural gas revenues was primarily due to an increase in retail rates (increased revenues $46.1 million), partially offset by a decrease in volumes (decreased revenues $8.0 million). During September through November of 2005, retail rates for natural gas were increased in response to an increase in natural gas costs. The decrease in total therms sold was primarily due to the sale of the South Lake Tahoe properties and a decrease in use per customer, partially offset by customer growth in the other service territories. The increase in wholesale revenues reflects the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process that was implemented at Avista Utilities effective April 1, 2005.

AVISTA CORPORATION

The following table presents Avista Utilities’ average number of electric and natural gas customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2006	2005	2006	2005
Residential	299,537	292,774	266,547	269,958
Commercial	37,784	37,178	31,680	32,073
Industrial	1,392	1,411	297	307
Public street and highway lighting	431	416	—	—

Total retail	339,144	331,779	298,524	302,338
Wholesale	48	44	19	7
Transportation	—	—	76	91

Total customers	339,192	331,823	298,619	302,436

The decrease in the average number of natural gas customers from 2005 to 2006 was due to the sale of Avista Utilities’ South Lake Tahoe, California natural gas properties in April 2005. Avista Utilities had approximately 18,750 customers in South Lake Tahoe, California.

The following table presents Avista Utilities’ resource costs for the six months ended June 30 (dollars in thousands):

	2006	2005
Electric resource costs:
Power purchased	$67,890	$65,159
Power cost amortizations, net of deferrals	26,576	17,221
Fuel for generation	33,041	35,459
Other fuel costs	42,388	24,978
Other regulatory amortizations, net	(3,070)	(3,863)
Other electric resource costs	5,277	3,997

Total electric resource costs	172,102	142,951

Natural gas resource costs:
Natural gas purchased	204,974	147,589
Natural gas amortizations, net of deferrals	15,246	1,792
Other regulatory amortizations, net	1,369	2,103

Total natural gas resource costs	221,589	151,484

Total resource costs	$393,691	$294,435

Power purchased for the six months ended June 30, 2006 increased $2.7 million compared to the six months ended June 30, 2005 primarily due to an increase in the volume of power purchases (increased costs $4.6 million) partially offset by a decrease in the price of power purchases (decreased costs $1.9 million). The increase in the volume of power purchases was primarily due to the lower cost of wholesale power relative to the cost of thermal generation (primarily based on fuel prices).

Net amortization of deferred power costs was $26.6 million for the six months ended June 30, 2006 compared to $17.2 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, Avista Utilities recovered (collected as revenue) $15.2 million of previously deferred power costs in Washington and $2.4 million in Idaho. During the six months ended June 30, 2006, Avista Utilities deferred $4.7 million in Washington and $4.3 million in Idaho of power costs below the amount included in base retail rates.

Fuel for generation decreased $2.4 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to reduced use of thermal generation (particularly Coyote Springs 2) due to the higher cost of natural gas relative to wholesale electric market prices and increased hydroelectric generation.

Other fuel costs increased $17.4 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This natural gas fuel was sold with the associated revenues reflected as sales of fuel. Other fuel costs exceeded revenues from selling the natural gas. This excess cost is accounted for under the ERM in Washington and the PCA in Idaho. The increase in other fuel costs was primarily due to a reduced percentage of fuel used in generation and higher natural gas fuel prices.

The expense for natural gas purchased for the six months ended June 30, 2006 increased $57.4 million compared to the six months ended June 30, 2005 due to an increase in the cost of natural gas (increased costs $16.4 million) and an increase in total therms purchased (increased costs $41.0 million). The increase in total therms purchased is

AVISTA CORPORATION

related to an increase in wholesale sales as part of the balancing of loads and resources with the natural gas procurement process, partially offset by a slight decrease in retail sales volumes. During the six months ended June 30, 2006, Avista Utilities had $15.2 million of net amortization of deferred natural gas costs compared to $1.8 million for the six months ended June 30, 2005. The change reflects higher retail rates (through purchased gas cost adjustments) to collect deferred natural gas costs.

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

The following table presents Avista Energy’s net realized gains and net unrealized gains (losses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net realized gains	$12,197	$3,565	$17,472	$12,493
Net unrealized gains (losses)	(16,078)	208	(9,938)	(17,304)

Total gross margin (operating revenues less resource costs)	$(3,881)	$3,773	$7,534	$(4,811)

Overall segment results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Energy Marketing and Resource Management had a net loss of $4.6 million for the three months ended June 30, 2006 compared to a net loss of $0.3 million for the three months ended June 30, 2005. The estimated difference between the economic management and the required accounting for certain contracts and physical assets under management reduced net income by approximately $7.9 million for this segment for the three months ended June 30, 2006. A significant portion of this difference is expected to reverse in future periods when the contracts are settled or realized. This difference could also increase or decrease due to changes in forward market prices. Part of this difference was the reversal of the positive variance for the first quarter of 2006, which further reduced earnings in what is typically a weak earnings quarter for Avista Energy. Avista Energy incurred a net loss of less than $0.1 million for the second quarter of 2005. The second quarter is historically a low earnings quarter for Avista Energy due to the difficulty in recovering demand charges that it pays for thermal generation it controls through a power purchase agreement related to the Lancaster Project. Because of the availability of relatively low cost hydroelectric generation during the period, sales of energy from thermal generation are generally lower this time of year than during other time periods.

Overall segment results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Energy Marketing and Resource Management had net income of $0.4 million for the six months ended June 30, 2006 compared to a net loss of $8.6 million for the six months ended June 30, 2005. The estimated difference between the economic management and the required accounting for certain contracts and physical assets under management reduced net income by approximately $5.3 million for this segment for the six months ended June 30, 2006. A significant portion of this difference is expected to reverse in future periods when the contracts are settled or realized. The net loss for the six months ended June 30, 2005 was due to losses in Avista Energy’s natural gas

AVISTA CORPORATION

portfolio, primarily during the first quarter. The net loss for 2005 was increased by the effects of differences between the economic management and the required accounting for certain energy contracts and physical assets under management.

Differences in the economic management and the required accounting for certain contracts and physical assets under management

Avista Energy is affected by earnings volatility associated with the estimated difference between the economic management and the required accounting for certain contracts and physical assets under management as disclosed above. The operations of Avista Energy are managed on an economic basis reflecting contracts and assets under management at estimated market value. Under SFAS No. 133, certain contracts, which are considered derivatives and accounted for at market value, economically hedge other contracts and physical assets under management, which are not considered derivatives and are generally accounted for at the lower of cost or market value. The accounting treatment does not affect the underlying cash flows or economics of these transactions. These differences are generally reversed in future periods as market values change or the contracts are settled or realized, although the amount of the difference could increase or decrease due to changes in forward market prices. These differences primarily relate to Avista Energy’s management of natural gas inventory and Avista Energy’s control of natural gas-fired generation through a power purchase agreement. Please refer to the 2005 Form 10-K for a detailed discussion of these differences. Avista Energy has other differences between the economic management and the required accounting for certain contracts and physical assets under management, which have not been as significant as those described in the 2005 Form 10-K. However, these items could become more significant in the future and Avista Energy could enter into new contracts and agreements that could result in significant differences in future periods.

Analysis of operating revenues, resource costs and gross margin for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Operating revenues decreased $7.7 million and resource costs decreased $0.1 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulting in a decrease in gross margin of $7.7 million. Operating revenues decreased primarily due to decreased revenues from sales of natural gas to commercial and industrial end-user customers (through Avista Energy Canada) and decreased net trading margin on contracts accounted for under SFAS No. 133.

Avista Energy’s gross margin (operating revenues less resource costs) was a loss of $3.9 million for the three months ended June 30, 2006 compared to a gain of $3.8 million for the three months ended June 30, 2005. The decrease was primarily due to unrealized losses associated with the accounting for Avista Energy’s management of natural gas inventory and Avista Energy’s control of natural gas-fired generation through a power purchase agreement.

Net realized gains increased to $12.2 million for the three months ended June 30, 2006 from $3.6 million for the three months ended June 30, 2005. The increase in net realized gains was due to increased net gains on physical electric transactions and decreased net losses on physical natural gas transactions, partially offset by increased net losses on settled financial transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $16.1 million for the three months ended June 30, 2006 compared to a net unrealized gain of $0.2 million for the three months ended June 30, 2005.

Analysis of operating revenues, resource costs and gross margin for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Operating revenues increased $2.5 million and resource costs decreased $9.8 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 resulting in an increase in gross margin of $12.3 million. Operating revenues increased primarily due to increased revenues from sales of natural gas to commercial and industrial end-user customers (primarily through Avista Energy Canada) and increased net trading margin on contracts accounted for under SFAS No. 133, partially offset by decreased revenues under the Agency Agreement with Avista Utilities as natural gas procurement operations were transitioned to Avista Utilities effective April 1, 2005. Resource costs decreased primarily due to decreased resource costs under the Agency Agreement with Avista Utilities, partially offset by increased resource costs related to sales of natural gas to commercial and industrial end-user customers and an increase in transportation and transmission costs.

Avista Energy’s gross margin (operating revenues less resource costs) was a gain of $7.5 million for the six months ended June 30, 2006 compared to a loss of $4.8 million for the six months ended June 30, 2005. The increase was primarily due to Avista Energy’s asset management activities, and positive results from its natural gas end-user business and natural gas trading.

AVISTA CORPORATION

Net realized gains increased to $17.5 million for the six months ended June 30, 2006 from $12.5 million for the six months ended June 30, 2005. The increase in net realized gains was primarily due to decreased net losses on physical natural gas transactions, partially offset by decreased net gains on settled financial transactions and physical electric transactions. The total mark-to-market adjustment for Energy Marketing and Resource Management was a net unrealized loss of $9.9 million for the six months ended June 30, 2006 compared to a net unrealized loss of $17.3 million for the six months ended June 30, 2005.

Energy trading activities and positions

The following table summarizes information with respect to Avista Energy’s trading activities during the six months ended June 30, 2006 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2005	$18,682	$15,769	$34,451
Less contracts settled during 2006 (1)	(29,895)	12,423	(17,472)
Fair value of new contracts when entered into during 2006 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	33,745	(26,956)	6,789

Fair value of contracts as of June 30, 2006	$22,532	$1,236	$23,768

(1)	Contracts settled during 2006 include those contracts that were open in 2005 but settled during the six months ended June 30, 2006 as well as new contracts entered into and settled during 2006. Amount represents net realized gains associated with these settled transactions.

(2)	Avista Energy did not enter into any origination transactions during the six months ended June 30, 2006 in which dealer profit or mark-to-market gain or loss was recorded at inception.

(3)	During the six months ended June 30, 2006, Avista Energy did not experience a change in fair value due to changes in valuation techniques.

The following table discloses summarized information with respect to valuation techniques and contractual maturities of Avista Energy’s energy commodity contracts outstanding as of June 30, 2006 (dollars in thousands):

	Less than one year	Greater than one and less than three years	Greater than three and less than five years	Greater than five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$15,158	$28,130	$—	$—	$43,288
Fair value based on valuation models (2)	(1,279)	(1,478)	5,335	(23,334)	(20,756)

Total electric assets (liabilities), net	$13,879	$26,652	$5,335	$(23,334)	$22,532

Natural gas assets (liabilities), net
Prices from other external sources (1)	$5,163	$(2,200)	$—	$—	$2,963
Fair value based on valuation models (3)	(607)	(1,360)	247	(7)	(1,727)

Total natural gas assets (liabilities), net	$4,556	$(3,560)	$247	$(7)	$1,236

(1)	Fair value is determined based upon actively traded, “over-the-counter” market quotes received from third party brokers. These market quotes are used through 36 months.

(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on- line, transmission constraints, future demand and weather). Avista Energy performs frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.

(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. These internally developed market curves are based upon published New York Mercantile Exchange prices, as well as basis spreads using historical and broker estimates.

AVISTA CORPORATION

Advantage IQ

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net income for Advantage IQ was $1.6 million for the three months ended June 30, 2006 compared to $0.9 million for the three months ended June 30, 2005. Operating revenues for Advantage IQ increased $1.8 million and operating expenses increased $0.9 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base. Advantage IQ has approximately 355 customers representing approximately 192,000 billed sites in North America. The number of billed sites increased by approximately 30,000, or 19 percent, from June 30, 2005. The increase in operating expenses primarily reflects increased labor costs necessary to serve an expanding customer base.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net income for Advantage IQ was $3.0 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. Operating revenues for Advantage IQ increased $3.7 million and operating expenses increased $1.9 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base. The increase in operating expenses primarily reflects increased labor costs necessary to serve an expanding customer base. During the six months ended June 30, 2006, Advantage IQ processed bills totaling $5.1 billion, an increase of $840 million, or 19 percent, as compared to the six months ended June 30, 2005.

Other Business Segment

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

The net loss from this business segment was $0.4 million for the three months ended June 30, 2006 compared to a net loss of $0.5 million for the three months ended June 30, 2005. Operating revenues from this business segment increased $0.7 million and operating expenses increased $0.7 million, respectively. Net income for AM&D was $0.1 million for the three months ended June 30, 2006 compared to a net loss of $0.1 million for the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The net loss from this business segment was $1.4 million for the six months ended June 30, 2006 compared to a net loss of $1.8 million for the six months ended June 30, 2005. Operating revenues from this business segment increased $2.1 million and operating expenses increased $1.8 million, respectively. Net income for AM&D was $0.2 million for the six months ended June 30, 2006 compared to a net loss of $0.6 million for the six months ended June 30, 2005. The improvement for AM&D was partially offset by the accrual for an environmental liability in the first quarter of 2006, as well as an increase in the loss on certain investments in this segment not related to AM&D.

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

New Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation expense relating to share-based payments. For the six months ended June 30, 2006, the Company recorded $2.0 million (pre-tax) of stock-based compensation expense, which is included in other operating expenses in the Consolidated Statements of Income. The Company expects to recognize stock-based compensation expense (pre-tax) of $1.7 million, $2.0 million and $1.1 million during the remainder of 2006, 2007 and 2008, respectively, for stock-based awards granted to employees prior to June 30, 2006. For further information see “Notes 1, 2 and 12 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

In June 2006, the FASB issued FIN 48 which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is evaluating the impact FIN 48 will have on its financial condition and results of operations. For further information see Note 2 of the Notes to Consolidated Financial Statements.

In March 2006, the FASB issued a proposed statement that would require the Company to recognize the overfunded or underfunded status of defined benefit postretirement plans in the Company’s Consolidated Balance Sheet measured as the difference between the fair value of plan assets and the benefit obligation. The Company is evaluating the impact this proposed statement may have on its financial condition and results of operations. Based on the Company’s benefit obligations and fair value of plan assets as of December 31, 2005, the adoption of this proposed statement, as currently drafted, could result in the recognition of an additional liability and a corresponding charge to other comprehensive income (a component of stockholders’ equity) as of December 31, 2006. However, the proposed statement, as currently drafted, is not expected to have a material impact on net income.

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2006, positive cash flows from operating activities of $161.9 million were used to fund the Company’s cash requirements, including utility capital expenditures of $73.3 million and dividends of $13.7 million. In addition, as cash flows from operating activities and other sources of cash inflows exceeded other funding requirements, total debt decreased $64.2 million during the first half of 2006 and the Company’s total cash and cash equivalents increased $9.9 million during the period.

Operating Activities Net cash provided by operating activities was $161.9 million for the six months ended June 30, 2006 compared to $89.3 million for the six months ended June 30, 2005. Net cash provided by working capital components was $42.8 million for the six months ended June 30, 2006, compared to net cash used of $11.0 million for the six months ended June 30, 2005. The net cash provided during 2006 primarily reflects a decrease in accounts receivable (representing net cash received from customers), other current liabilities (primarily due to an increase in customer fund obligations at Advantage IQ) and cash deposits from counterparties (representing cash received as collateral funds from counterparties), partially offset by a decrease in accounts payable (representing net cash paid to vendors) and other current assets (primarily due to an increase in funds held for customers at Advantage IQ). The net cash used during the six months ended June 30, 2005 primarily reflects a decrease in accounts payable (representing cash paid to vendors), a net decrease in the balance outstanding under the Company’s revolving accounts receivable sales facility, an increase in natural gas inventory, a decrease in other current liabilities and an increase in cash deposits with counterparties. This was partially offset by a decrease in accounts receivable (representing cash received from customers), a decrease in other current assets and an increase in deposits from counterparties (representing cash received as collateral funds from counterparties). Significant non-cash items included $41.4 million of power and natural gas cost amortizations, net of deferrals, for the six months ended June 30, 2006, an increase from $18.7 million for the six months ended June 30, 2005 primarily due to an increase in recoveries of previously deferred costs from customers.

Investing Activities Net cash used in investing activities was $78.2 million for the six months ended June 30, 2006, a decrease compared to $97.4 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease in utility property capital expenditures, which included $57.5 million for the purchase of Coyote Springs 2 in the first half of 2005. Investing activities for the six months ended June 30, 2006 included the receipt of $5.5 million from the sale of a claim against an affiliate of Enron Corporation related to the construction of Coyote Springs 2 and proceeds of $6.8 million from the sale of a turbine at Avista Power. During the six months ended June 30, 2006, restricted cash increased $14.6 million primarily from cash posted as collateral for letters of credit issued under Avista Energy’s credit agreement. During the six months ended June 30, 2005, the Company received $15.6 million for the sale of its South Lake Tahoe natural gas distribution properties.

Financing Activities Net cash used in financing activities was $73.8 million for the six months ended June 30, 2006 compared to net cash used of $7.7 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, short-term borrowings decreased $56.5 million, which reflects a decrease in the amount of debt outstanding under Avista Corp.’s line of credit. Cash dividends paid increased to $13.7 million (or 28 cents per share) for the six months ended June 30, 2006 from $13.1 million (or 27 cents per share) for the six months ended June 30, 2005.

During the six months ended June 30, 2005, short-term borrowings increased $40.0 million, which reflected an increase in the amount of debt outstanding under Avista Corp.’s line of credit. During the six months ended June 30, 2005, Avista Corp. redeemed a total of $26.0 million of medium-term notes scheduled to mature in future years and $8.9 million of long-term debt matured.

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

The general rate increases that have been implemented at Avista Utilities since 2002 have improved the Company’s operating cash flows from regulated operations. In December 2005, the WUTC approved a settlement agreement (with certain conditions) related to Avista Utilities’ Washington general rate case that provides for electric and natural gas base rate increases, which are designed to increase annual revenues by $22.4 million effective January 1, 2006. See further details in the section “Avista Utilities - Regulatory Matters.”

When Avista Utilities’ power and natural gas costs exceed the levels currently recovered from retail customers, its net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from customers include, but are not limited to, higher prices in wholesale markets combined with an increased need to purchase power in the wholesale markets. Factors beyond the Company’s control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to, increases in demand (either due to weather or customer growth), low availability of streamflows for hydroelectric generation, outages at generating facilities and failure of third parties to deliver on energy or capacity contracts. Hydroelectric generation has been below normal (based on a 70-year average) for five of the past six years. Avista Utilities forecasts that hydroelectric generation will be 104 percent of normal in 2006 assuming normal conditions for the remainder of the year. This forecast may change based upon precipitation, temperatures and other variables during the year.

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

Capital Resources

The Company’s consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$201,435	10.1%	$39,524	2.0%
Short-term borrowings	7,000	0.4	63,494	3.2
Long-term debt to affiliated trusts	113,403	5.7	113,403	5.6
Long-term debt	820,400	41.2	989,990	49.4

Total debt	1,142,238	57.4	1,206,411	60.2
Preferred stock-cumulative (including current portion)	28,000	1.4	28,000	1.4

Total liabilities	1,170,238	58.8	1,234,411	61.6
Stockholders’ equity	818,705	41.2	771,128	38.4

Total	$1,988,943	100.0%	$2,005,539	100.0%

AVISTA CORPORATION

The Company’s total debt decreased $64.2 million from December 31, 2005 to June 30, 2006 primarily due to a decrease in short-term borrowings. The decrease in total debt primarily reflects operating cash flows in excess of funding requirements, primarily for utility capital expenditures and dividends. The Company needs to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other corporate requirements. The Company’s stockholders’ equity increased $47.6 million during the six months ended June 30, 2006 primarily due to net income, other comprehensive income and the issuance of common stock through equity compensation plans and the dividend reinvestment plan, partially offset by dividends.

The Company generally funds capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by utility operating activities and cash generated by Avista Energy are expected to be the Company’s primary sources of funds for operating needs, dividends and capital expenditures for 2006. Borrowings under Avista Corp.’s committed line of credit may supplement these funds to the extent necessary and Avista Corp. currently expects to issue long-term debt in the fourth quarter of 2006 primarily to fund debt that matures in January 2007.

Avista Corp. has $561 million of long-term debt maturities and mandatory preferred stock redemptions between 2006 through the end of 2008, with the majority occurring in 2007 and 2008. Avista Corp.’s forecasts indicate that it will need to issue new securities to fund a significant portion of these requirements. In 2004, Avista Corp. entered into forward-starting interest rate swap agreements effectively locking in market fixed interest rates, which were relatively low compared to historical interest rates, for $200 million of forecasted debt issuances.

On April 6, 2006, the Company amended its committed line of credit agreement with various banks to lower bank fees and borrowing costs. The committed line of credit was originally entered into on December 17, 2004. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320.0 million from $350.0 million and an extension of the expiration date to April 5, 2011 from December 16, 2009. The Company chose to reduce the total amount of the facility based on forecasted liquidity needs. Under the amended credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit, an increase from $150.0 million prior to the amendment. As of June 30, 2006 and December 31, 2005, the Company had $7.0 million and $63.0 million, respectively, of borrowings outstanding. As of June 30, 2006 and December 31, 2005, there were $31.4 million and $44.1 million in letters of credit outstanding, respectively. The amended committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The amended committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2006, the Company was in compliance with this covenant with a ratio of 2.58 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. Under the amendment, this ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 14) and December 31, 2007. As of June 30, 2006, the Company was in compliance with this covenant with a ratio of 57.4 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Any default on the line of credit or other financing arrangements of Avista Corp. or any of its significant subsidiaries (including Avista Energy) could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities, and could induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for the Company to obtain financing on reasonable terms to pay creditors or fund operations, and the Company would likely be prohibited from paying dividends on its common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2006, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements.

As further discussed at “Avista Utilities—Regulatory Matters,” in December 2005, the WUTC issued an order approving the settlement agreement reached in the Company’s Washington general rate case with certain conditions. The Company agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC

AVISTA CORPORATION

accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions related to the implementation of a holding company structure. One of the conditions provides for the same utility equity components as are required in the Washington general rate case. Failure by the Company to meet those targets could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. The utility equity component was 33.9 percent as of June 30, 2006.

Beyond expected earnings, the Company is implementing and evaluating additional ways to increase its utility equity ratio. Such measures include delivering original issue shares under the Company’s equity compensation and dividend reinvestment plans, as well as possibly making common stock issuances, from time to time, through underwriters or agents. Regulators in each of the Company’s jurisdictions have approved the issuance of up to 7 million shares of common stock, from time to time (not including shares under equity compensation and dividend reinvestment plans, which have been previously approved by regulators).

Pension Plan

As of June 30, 2006, the Company’s pension plan had assets with a fair value that was less than the present value of the accumulated benefit obligation under the plan. The Company contributed $15 million to the pension plan in 2005. The Company expects to contribute $15 million to the pension plan in 2006 ($7.5 million was contributed during the six months ended June 30, 2006). Total pension plan contributions were $61.5 million from 2002 through June 30, 2006.

Off-Balance Sheet Arrangements

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 20, 2006, Avista Corporation (the Company), Avista Receivables Corporation (ARC) and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 21, 2006 to March 20, 2007. The Receivables Purchase Agreement was originally entered into on May 29, 2002 and provides the Company with cost-effective funds for working capital requirements, capital expenditures and other general corporate needs. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit. As of June 30, 2006, $73.0 million in accounts receivables were sold under this revolving agreement.

Credit Ratings

The following table summarizes the Company’s credit ratings as of August 1, 2006:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II (1)
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III (1)
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Stable	Stable	Positive

(1)	Only assets are subordinated debentures of Avista Corporation.

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

As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions related to the implementation of a holding company structure. One of the conditions provides for IPUC approval for any dividend to the holding company that would lower common equity below 25 percent.

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

Avista Utilities Operations

Avista Utilities held cash deposits from other parties in the amount of $48.8 million as of June 30, 2006, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

See “Notes 6, 7 and 8 of Notes to Consolidated Financial Statements” for additional details related to financing activities.

Energy Marketing and Resource Management Operations

Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of June 30, 2006. Letters of credit in the aggregate amount of $47.5 million were outstanding as of June 30, 2006. The cash deposits of Avista Energy at the respective banks collateralized $37.5 million of these letters of credit as of June 30, 2006, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of June 30, 2006.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $27.0 million as of June 30, 2006. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $346.4 million as of June 30, 2006.

As part of its cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding

AVISTA CORPORATION

indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the six months ended June 30, 2006, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $35.5 million. As of June 30, 2006, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $71.0 million as of June 30, 2006, an increase of $59.4 million from December 31, 2005. Avista Energy held cash deposits from other parties in the amount of $4.4 million as of June 30, 2006, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

As of June 30, 2006, Avista Energy had $25.6 million in cash, as well as $40.1 million of restricted cash.

Contractual Obligations

During the six months ended June 30, 2006, the Company’s future contractual obligations have not changed materially from the amounts disclosed in the 2005 Form 10-K with the following exceptions:

Short-term debt of Avista Utilities (representing borrowings under Avista Corp.’s committed line of credit) decreased from $63.0 million as of December 31, 2005 to $7.0 million as of June 30, 2006. The committed line of credit was amended in April 2006 to, among other things, decrease the available amount to $320.0 million from $350.0 million and extend to expiration date to April 5, 2011 from December 16, 2009.

The amount outstanding under Avista Utilities’ revolving accounts receivable sales financing facility decreased from $85.0 million as of December 31, 2005 to $73.0 million as of June 30, 2006. In March 2006, the termination date of Avista Utilities’ revolving accounts receivable sales financing facility was extended from March 21, 2006 to March 20, 2007.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of June 30, 2006 (dollars in millions):

For the 12-month periods ended June 30,	2007	2008	2009	2010	2011	Thereafter
Energy purchase contracts	$600	$251	$222	$201	$112	$334

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

The Company’s business risk has not materially changed during the six months ended June 30, 2006. Please refer to the 2005 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight. Avista Utilities and Avista Energy use a variety of techniques to manage risks for their energy resources and wholesale energy market activities. Please refer to the 2005 Form 10-K for discussion of risk management policies and procedures.

Quantitative Risk Measurements. Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. Please refer to the 2005 Form 10-K for further discussion of the VAR model. As of June 30, 2006, Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.5 million, compared to $0.8 million

AVISTA CORPORATION

as of December 31, 2005. The average daily VAR for the six months ended June 30, 2006 was $0.8 million. The high daily VAR was $1.8 million and the low daily VAR was $0.5 million during the six months ended June 30, 2006. Avista Energy was in compliance with its one-day VAR limits during the six months ended June 30, 2006. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

Environmental Issues and Other Contingencies

The Company monitors legislative developments at both the state and national level with respect to environmental issues, particularly those related to the potential for further restrictions on the operation of its generating plants. Compliance with such legislation could result in increases in capital expenditures and operating expenses.

Initiative Measure 937 (Clean Energy Initiative) will appear on the General Election ballot in Washington on November 7, 2006. The Clean Energy Initiative would require certain investor-owned, cooperative, and government-owned electric utilities to acquire new renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. The Clean Energy Initiative would also require these utilities to meet biennial energy conservation targets. Failure to comply with renewable energy and conservation standards will result in penalties of at least $50 per MWh being assessed against a utility for each MWh it is deficient in meeting a standard. As an alternative to the renewable energy standard, an electric utility may invest at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable resources and/or renewable credits. The Company cannot predict whether or not the Clean Energy Initiative will be passed into law. The Company’s most recent Electric Integrated Resource Plan (IRP) includes the acquisition of additional renewable resources such that, if the Clean Energy Initiative is passed into law and the IRP is implemented, the Company would be compliant with the requirement by 2020.

For other environmental issues and other contingencies see “Note 13 of the Notes to Consolidated Financial Statements.”

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

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2006.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 13 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 1A. Risk Factors

Please refer to the 2005 Form 10-K for disclosure of risk factors that could have a significant impact on the operations, results of operations, financial condition or cash flows of Avista Corp. and could cause actual results or outcomes to differ materially from those discussed in Avista Corp.’s reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2005 Form 10-K with the exception of the following risk factors:

Avista Corp. relies on access to credit from banks.

In April 2006, Avista Corp. amended its committed line of credit agreement with various banks. Amendments to the committed line of credit include a reduction in the total amount of the facility to $320 million from $350 million and an extension of the expiration date to April 2011 from December 2009.

Avista Corp. may not be able to relicense its hydroelectric facilities located on the Spokane River at a cost-effective level with reasonable terms and conditions.

Avista Corp. owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls, which have a total present capability of 155.7 MW) are under one FERC license and are referred to, collectively, as the Spokane River Project. The license for the Spokane River Project expires on August 1, 2007; Avista Corp. filed its new license applications with the FERC in July 2005. Avista Corp. has requested the FERC to consider a license for Post Falls, which has a present capability of 18 MW, that is separate from the other four hydroelectric plants because Post Falls presents more complex issues that may take longer to resolve than those dealing with the rest of the Spokane River Project.

A number of parties (including the Coeur d’Alene Tribe, the State of Idaho, Washington State agencies, and the United States Department of Interior (DOI)) filed either recommended terms and conditions, or mandatory conditions related to the Post Falls license application. Avista Corp.’s initial estimate of the potential cost of the conditions proposed for Post Falls total between $400 million and $500 million over a 50-year period. This assumes all conditions, mandatory and recommended, as well as Avista Corp.’s proposed conditions, would be included in a final license issued by FERC, which Avista Corp. believes to be unlikely. For the rest of the Spokane River Project, which is located in Washington, Avista Corp.’s initial estimate of the cost of meeting the recommended conditions, should they be included in a final license, totals between $175 million and $225 million over a 50-year period. These cost estimates are based on the preliminary conditions and recommendations and will be updated based on the outcome of the FERC proceedings. Avista Corp. is considering requesting a trial-type hearing on facts in front of a DOI administrative law judge related to the DOI’s mandatory conditions. This option is available to other parties as well. Further legal proceedings at the FERC or in court are possible as the various stages of the relicensing process continue. The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues. Avista Corp. plans to request regulatory approval to recover its licensing costs. However, Avista Corp. cannot provide certainty that they will be recovered through the rate making process.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of Avista Corp. was held on May 11, 2006. The election of three directors with terms expiring in 2009 and one director with a term expiring in 2008, the approval to proceed with a statutory share exchange, which would change the Company’s organization to a holding company structure, and the ratification of the appointment of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2006 were the only matters voted upon at the meeting. There were 48,807,006 shares of common stock issued and outstanding as of March 10, 2006, the proxy record date, with 42,419,290 shares represented at said meeting. The results of the voting are shown below:

Issue	For	Against or Withheld	Exceptions or Abstain	Broker Non-votes
Election of Directors:
John F. Kelly (term expires 2009)	41,798,577	620,713
Lura J. Powell, Ph.D. (term expires 2008)	41,826,101	593,189
Heidi B. Stanley (term expires 2009)	41,812,195	607,095
R. John Taylor (term expires 2009)	40,742,178	1,677,112
Approval of Statutory Share Exchange
Resulting in a Holding
Company Structure	35,340,065	856,770	375,632	5,846,823
Ratification of appointment of
Deloitte & Touche, LLP	42,048,322	192,032	178,936

The terms of directors Erik J. Anderson, Kristianne Blake, Roy Lewis Eiguren, Gary G. Ely, Jack W. Gustavel, Jessie J. Knight, Jr. and Michael L. Noel continued. In June 2006, Jessie J. Knight, Jr. resigned from the Company’s board of directors to accept a position as an executive officer of another public utility company.

Item 6. Exhibits

4.1	Amendment No. 1 to Rights Agreement*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.

**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: August 4, 2006	/s/ Malyn K. Malquist
Malyn K. Malquist
Executive Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)