Form 10-Q
period 2007-03-31
AVISTA CORP
filed 2007-05-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 52,753,998 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” on pages 31-32. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

	2007	2006
Operating Revenues:
Utility revenues	$414,266	$423,290
Non-utility energy marketing and trading revenues	29,409	61,542
Other non-utility revenues	15,512	14,370

Total operating revenues	459,187	499,202

Operating Expenses:
Utility operating expenses:
Resource costs	269,986	271,605
Other operating expenses	49,041	45,727
Depreciation and amortization	21,090	20,980
Taxes other than income taxes	23,995	22,066
Non-utility operating expenses:
Resource costs	37,727	50,127
Other operating expenses	17,136	16,311
Depreciation and amortization	1,275	1,448

Total operating expenses	420,250	428,264

Income from operations	38,937	70,938

Other Income (Expense):
Interest expense	(20,373)	(22,145)
Interest expense to affiliated trusts	(1,810)	(1,704)
Capitalized interest	1,116	525
Other income-net	3,711	2,475

Total other income (expense)-net	(17,356)	(20,849)

Income before income taxes	21,581	50,089
Income taxes	7,487	18,517

Net income	$14,094	$31,572

Weighted-average common shares outstanding (thousands), basic	52,684	48,795
Weighted-average common shares outstanding (thousands), diluted	53,322	49,305
Total earnings per common share, basic	$0.27	$0.65

Total earnings per common share, diluted	$0.26	$0.64

Dividends paid per common share	$0.145	$0.140

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2007	2006

Net income	$14,094	$31,572

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	114	(18)
Unrealized gains on interest rate swap agreements - net of taxes of $28 and $2,047	52	3,801
Change in unfunded benefit obligation for pension plan - net of taxes of $127	236	—
Unrealized gains on derivative commodity instruments - net of taxes of $673 and $1,103	1,249	2,049
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(39) and $(335)	(73)	(623)
Unrealized investment gains - net of taxes of $2	—	4

Total other comprehensive income	1,578	5,213

Comprehensive income	$15,672	$36,785

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	March 31, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$56,974	$28,242
Restricted cash	26,237	29,903
Accounts and notes receivable-less allowances of $43,014 and $42,360	258,932	286,150
Energy commodity derivative assets	—	343,726
Utility energy commodity derivative assets	19,716	10,828
Regulatory asset for utility derivatives	—	62,650
Funds held for customers	91,506	90,134
Deposits with counterparties	85,366	79,477
Materials and supplies, fuel stock and natural gas stored	19,495	42,425
Deferred income taxes	14,769	10,932
Assets held for sale	600,962	3,543
Other current assets	29,068	44,264

Total current assets	1,203,025	1,032,274

Net Utility Property:
Utility plant in service	2,959,749	2,938,456
Construction work in progress	115,920	103,226

Total	3,075,669	3,041,682
Less: Accumulated depreciation and amortization	842,895	826,645

Total net utility property	2,232,774	2,215,037

Other Property and Investments:
Investment in exchange power-net	30,421	31,033
Non-utility properties and investments-net	59,955	60,301
Non-current energy commodity derivative assets	—	313,300
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	16,829	15,594

Total other property and investments	120,608	433,631

Deferred Charges:
Regulatory assets for deferred income tax	104,718	105,935
Regulatory assets for pensions and other postretirement benefits	53,555	54,192
Other regulatory assets	31,578	31,752
Non-current utility energy commodity derivative assets	16,418	25,575
Power and natural gas deferrals	84,110	97,792
Unamortized debt expense	44,895	46,554
Other deferred charges	12,948	13,766

Total deferred charges	348,222	375,566

Total assets	$3,904,629	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	March 31, 2007	December 31, 2006

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$243,910	$286,099
Energy commodity derivative liabilities	—	313,499
Customer fund obligations	91,506	90,134
Deposits from counterparties	40,950	41,493
Current portion of long-term debt	14,607	26,605
Current portion of preferred stock-cumulative	26,250	26,250
Short-term borrowings	—	4,000
Interest accrued	25,468	11,595
Utility energy commodity derivative liabilities	14,658	73,478
Liabilities held for sale	574,372	—
Other current liabilities	76,365	72,056

Total current liabilities	1,108,086	945,209

Long-term debt	950,053	949,854

Long-term debt to affiliated trusts	113,403	113,403

Other Non-Current Liabilities and Deferred Credits:
Non-current energy commodity derivative liabilities	—	309,990
Regulatory liability for utility plant retirement costs	200,665	197,712
Non-current regulatory liability for utility derivatives	11,255	15,400
Pensions and other postretirement benefits	98,239	100,033
Deferred income taxes	430,393	461,006
Other non-current liabilities and deferred credits	65,261	47,055

Total other non-current liabilities and deferred credits	805,813	1,131,196

Total liabilities	2,977,355	3,139,662

Commitments and Contingencies (See Notes to Consolidated Financial Statements)

Stockholders' Equity:
Common stock, no par value; 200,000,000 shares authorized;
52,736,534 and 52,514,326 shares outstanding	717,938	715,620
Accumulated other comprehensive loss	(16,388)	(17,966)
Retained earnings	225,724	219,192

Total stockholders' equity	927,274	916,846

Total liabilities and stockholders' equity	$3,904,629	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2007	2006
Operating Activities:
Net income	$14,094	$31,572
Non-cash items included in net income:
Depreciation and amortization	22,365	22,428
Benefit for deferred income taxes	(11,411)	(3,301)
Power and natural gas cost amortizations, net of deferrals	14,884	19,409
Amortization of debt expense	1,704	1,917
Unrealized loss (gain) on energy commodity derivatives	20,933	(6,140)
Other	1,076	(4,768)
Changes in working capital components:
Accounts and notes receivable	26,564	155,116
Materials and supplies, fuel stock and natural gas stored	15,062	9,447
Deposits with counterparties	(5,889)	15,223
Other current assets	13,824	(4,322)
Accounts payable	(36,877)	(167,980)
Deposits from counterparties	(543)	(3,999)
Other current liabilities	14,496	42,486

Net cash provided by operating activities	90,282	107,088

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(40,556)	(29,743)
Proceeds from sale of utility property claim	—	5,484
Other capital expenditures	(1,339)	(637)
Decrease in restricted cash	3,666	1,873
Changes in other property and investments	(1,196)	(194)
Proceeds from property sales	215	6,840

Net cash used in investing activities	(39,210)	(16,377)

Financing Activities:
Decrease in short-term borrowings	(4,000)	(40,004)
Redemption and maturity of long-term debt	(12,255)	(421)
Cash dividends paid	(7,645)	(6,803)
Issuance of common stock	1,630	1,792
Long-term debt and short-term borrowing issuance costs	(70)	(102)

Net cash used in financing activities	(22,340)	(45,538)

Net increase in cash and cash equivalents	28,732	45,173
Cash and cash equivalents at beginning of period	28,242	25,917

Cash and cash equivalents at end of period	$56,974	$71,090

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$6,606	$13,536
Income taxes	—	194

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2006 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments, including Avista Energy, Inc. (Avista Energy) and Advantage IQ, Inc. (Advantage IQ). Avista Energy is an electricity and natural gas marketing, trading and resource management business. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. See Note 14 for business segment information.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Significant estimates include:

•	determining the market value of energy commodity derivative assets and liabilities,

•	pension and other postretirement benefit plan obligations,

AVISTA CORPORATION

•	contingent liabilities,

•	recoverability of regulatory assets,

•	stock-based compensation, and

•	unbilled revenues.

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

Non-Utility Energy Marketing and Trading Revenues

Avista Energy follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for the majority of its contracts. Avista Energy reports the net margin on derivative commodity instruments held for trading as non-utility energy marketing and trading revenues. Revenues from contracts that are not derivatives under SFAS No. 133, as well as derivative commodity instruments not held for trading, are reported on a gross basis in non-utility energy marketing and trading revenues. Revenues from Canadian contracts through Avista Energy Canada, Ltd. (Avista Energy Canada), which are not held for trading and are reported on a gross basis in non-utility energy marketing and trading revenues, were $38.6 million for the three months ended March 31, 2007 and $42.8 million for the three months ended March 31, 2006. On April 16, 2007, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement to sell substantially all of their contracts and ongoing operations. See Note 3 for further information.

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

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2007	2006
Interest income	$2,474	$1,903
Interest on power and natural gas deferrals	1,203	1,907
Net gain (loss) on investments	444	(433)
Other expense	(1,424)	(1,488)
Other income	1,014	586

Total	$3,711	$2,475

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consisted of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Foreign currency translation adjustment	$1,483	$1,369
Unfunded benefit obligation for the pension plan	(15,746)	(15,982)
Unrealized loss on interest rate swap agreements	(3,294)	(3,346)
Unrealized gain (loss) on derivative commodity instruments	1,169	(7)

Total accumulated other comprehensive loss	$(16,388)	$(17,966)

AVISTA CORPORATION

Assets Held for Sale

Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of March 31, 2007, assets held for sale included $597.5 million of assets from Avista Energy (including energy commodity derivative assets, natural gas inventory, goodwill and certain fixed assets; see Note 3 for further information), as well as $3.5 million of turbines and related equipment at Avista Utilities. As of December 31, 2006, assets held for sale included $3.5 million of turbines and related equipment at Avista Utilities. Liabilities held for sale of $574.4 million as of March 31, 2007 represent energy commodity derivative liabilities at Avista Energy. There were not any liabilities held for sale as of December 31, 2006.

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

AVISTA CORPORATION

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the evaluation of a tax position as a two-step process. First, the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, it is then measured and recorded at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 in the first quarter of 2007 (effective January 1, 2007). The adoption of FIN 48 did not have a cumulative effect on the Company’s financial condition and results of operations. See Note 8 for further information.

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

NOTE 3. DISPOSITION OF AVISTA ENERGY

On April 16, 2007, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement with Coral Energy Holding, L.P. (Coral Energy), a subsidiary of the Shell Group of Companies, as well as certain other subsidiaries of Coral Energy. Pursuant to the agreement, Avista Energy will sell substantially all of its contracts and ongoing operations to Coral Energy and Avista Energy Canada will sell substantially all of its contracts and ongoing operations to Coral Energy Canada Inc., a subsidiary of Coral Energy.

Avista Corp. explored whether it should continue in this business over the long term or if any strategic alternatives were available. Energy commodity derivative assets, natural gas inventory and certain other assets of Avista Energy are accounted for as held for sale as of March 31, 2007 because the decision to sell these assets was made prior to that date. Until the transaction is completed, Avista Energy’s results of operations will continue to be reflected in Avista Corp.’s consolidated financial statements.

The transaction will be completed through the purchase and sale agreement and certain other ancillary agreements. As consideration for the assets acquired (net of liabilities assumed), the purchase price to be paid by Coral Energy will be calculated on the closing date as the sum of the following (subject to certain adjustments):

•	the net trade book value of contracts acquired,

•	the market value of the natural gas inventory, and

•	the net book value of the tangible fixed assets acquired.

After closing costs and other adjustments, the transaction is not expected to result in a significant gain or loss for Avista Corp. This expectation could change due to several factors including, but not limited to, changes in the market value of natural gas inventory and certain other contracts and changes in the estimate of transaction costs and other costs associated with closing out Avista Energy’s operations. Proceeds from the transaction will include cash consideration for the net assets acquired by Coral Energy as described above and liquidation of the net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties). Over time, Avista Corp. plans to redeploy the majority of the proceeds from the transaction into its regulated utility operations by reducing debt and investing in capital assets. For reference, the net book value of Avista Energy as shown on its balance sheet as of March 31, 2007 was $202 million.

AVISTA CORPORATION

Avista Energy’s assets held for sale consisted of the following as of March 31, 2007 (dollars in thousands):

Energy commodity derivative assets	$588,784
Natural gas inventory	7,868
Goodwill	1,009
Fixed assets	336
Adjustment to estimated fair value less selling costs	(494)

Total assets held for sale of Avista Energy	$597,503

Liabilities held for sale of $574.4 million consisted of energy commodity derivative liabilities.

Assets and liabilities which will be excluded from the sale and retained by Avista Energy include:

•	cash,

•	certain agreements related to a power generation facility located in Idaho after December 31, 2009,

•	storage rights at a natural gas facility located in Washington after April 30, 2011,

•	accounts receivable,

•	certain software, hardware, licenses and permits,

•	accounts payable,

•	obligations related to Avista Energy’s credit agreement,

•	tax obligations,

•	cash deposits with and from counterparties,

•	litigation matters (including matters related to western energy markets), and

•	certain employment agreements and employee related obligations.

At the closing of the transaction, Avista Energy and its affiliates will enter into an Indemnification Agreement with Coral Energy and its affiliates under which Avista Energy and Coral Energy each agree to provide indemnification of the other and the other’s affiliates for certain events arising out of and matters described in the purchase and sale agreement and certain other transaction agreements. Such events and matters include, but are not limited to, the refund proceedings arising out of the dysfunctions of western energy markets in 2000 and 2001 (see Note 12), existing litigation, environmental matters, employee-related matters, tax liabilities, matters with respect to storage rights at a natural gas storage facility located in Washington, and any potential claims associated with energy conversion, electric transmission and natural gas transportation agreements relating to a power generation facility located in Idaho. Such indemnification is generally limited to an aggregate amount of $30 million and a term of three years (except for agreements with terms longer than three years). This limitation does not apply to certain third party claims.

Avista Energy’s obligations under the indemnification agreement will be guaranteed by Avista Capital up to an aggregate amount of $30 million. Avista Capital will be granting Coral Energy a security interest in 50 percent of Avista Capital’s common shares of Advantage IQ as collateral for its guarantee. The aggregate obligations secured by this security interest will in no event exceed $25 million. This security interest will terminate 18 months after closing except to the extent of claims actually made prior to expiration of the 18-month period.

Avista Energy has made customary representations, warranties and covenants in the purchase and sale agreement. Avista Corp. and its subsidiaries have agreed that for a period of 60 calendar months beginning on the closing of the transaction, neither Avista Corp. nor any of its subsidiaries will form or participate through ownership or any alliance, or internally, develop capabilities to replicate the business activities of Avista Energy within the region of the Western Electric Coordinating Council. This restriction has certain exceptions primarily related to any assets or contracts retained by Avista Energy and any current corporate activities outside of Avista Energy, including any resource optimization or associated trading or hedging activities of the character currently being conducted by Avista Utilities, an operating division of Avista Corp., in the ordinary course of its regulated utility business (see Notes 5 and 6).

The closing of the sale is subject to customary conditions including, but not limited to, release of all liens on the assets being acquired, the receipt of certain regulatory approvals (including applicable Federal Energy Regulatory Commission approvals) and the consents of parties to certain contracts to the assignment of those contracts. The closing date is expected to be late in the second quarter or early in the third quarter of 2007.

AVISTA CORPORATION

NOTE 4. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp., formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 19, 2007, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 20, 2007 to March 17, 2008. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 9). As of March 31, 2007, $68.0 million in accounts receivables were sold under this revolving agreement, a decrease from $85.0 million as of December 31, 2006.

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

Avista Utilities enters into forward contracts to purchase or sell electricity and natural gas. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources as discussed in Note 6. In conjunction with the issuance of SFAS No. 133, the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains and losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism in Washington and the Power Cost Adjustment mechanism in Idaho.

Substantially all forward contracts to purchase or sell power and natural gas are recorded as assets or liabilities at estimated fair value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary.

Utility energy commodity derivatives consisted of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Current utility energy commodity derivative assets	$19,716	$10,828
Current utility energy commodity derivative liabilities	(14,658)	(73,478)

Net current regulatory liability (asset)	$5,058	$(62,650)

Non-current utility energy commodity derivative assets	$16,418	$25,575
Non-current utility energy commodity derivative liabilities	(5,163)	(10,175)

Net non-current regulatory liability	$11,255	$15,400

The net current regulatory liability as of March 31, 2007 is included in other current liabilities on the Consolidated Balance Sheet. Non-current utility energy commodity derivative liabilities are included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

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

Avista Energy

As disclosed in Note 3, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement to sell substantially all of their contracts and ongoing operations. Until the transaction is completed, Avista Energy’s results of operations will continue to be reflected in Avista Corp’s consolidated financial statements.

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

AVISTA CORPORATION

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

	2007	2006
Gain related to hedge ineffectiveness recorded in operating revenues	$510	$—
Gain reclassified from accumulated other comprehensive income (loss) and recognized in earnings (pre-tax)	112	958

The following table presents the net gain (loss), net of tax, related to Avista Energy’s cash flow hedges as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Accumulated other comprehensive income related to natural gas derivatives	$2,929	$272
Accumulated other comprehensive loss related to electric derivatives	(1,760)	(279)

Total accumulated other comprehensive income (loss)	$1,169	$(7)

Avista Energy expects to recognize a gain of $0.8 million in earnings during the next 12 months, related to amounts currently in accumulated other comprehensive income. The actual amounts that will be recognized in Avista Energy’s earnings during the next 12 months will vary from the expected amounts as a result of changes in market prices. The maximum term of the designated hedging instruments is 12 months.

Contract Amounts and Terms Under Avista Energy’s derivative instruments, Avista Energy either (i) as “fixed price payor,” is obligated to pay a fixed price or a fixed amount and is entitled to receive the commodity or a fixed amount, (ii) as “fixed price receiver,” is entitled to receive a fixed price or a fixed amount and is obligated to deliver the commodity or pay a fixed amount, (iii) as “index price payor,” is obligated to pay an indexed price or an indexed amount and is entitled to receive the commodity or a variable amount or (iv) as “index price receiver,” is entitled to receive an indexed price or amount and is obligated to deliver the commodity or pay a variable amount. The contract or notional amounts and terms of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2007 are set forth below (in thousands of MWhs and mmBTUs):

	Fixed Price Payor	Fixed Price Receiver	Maximum Terms in Years	Index Price Payor	Index Price Receiver	Maximum Terms in Years
Energy commodities (volumes)
Electric	26,083	27,988	10	7,357	6,584	3
Natural gas	104,542	90,409	5	531,191	549,378	5

The weighted average term of Avista Energy’s electric derivative commodity instruments as of March 31, 2007 was approximately 6 months. The weighted average term of Avista Energy’s natural gas derivative commodity instruments as of March 31, 2007 was approximately 5 months.

Estimated Fair Value The estimated fair value of Avista Energy’s derivative commodity instruments outstanding as of March 31, 2007 (all of which are classified as assets and liabilities held for sale), and the average estimated fair value of those instruments held during the year ended March 31, 2007, are set forth below (dollars in thousands):

	Estimated Fair Value as of March 31, 2007				Average Estimated Fair Value for the three months ended March 31, 2007
	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities	Current Assets	Long-term Assets	Current Liabilities	Long-term Liabilities
Electric	$212,878	$300,721	$200,922	$295,468	$180,516	$290,271	$162,253	$283,309
Natural gas	60,804	14,381	64,640	13,341	108,728	17,207	110,269	20,166

Total	$273,682	$315,102	$265,562	$308,809	$289,244	$307,478	$272,522	$303,475

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the three months ended March 31, 2007 was an unrealized loss of $20.9 million and is included in the Consolidated Statements of Income in non-utility energy marketing and trading revenues. The change in the fair value position for the three months ended March 31, 2006 was an unrealized gain of $6.1 million.

AVISTA CORPORATION

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company made $15 million in cash contributions to the pension plan in 2006 and expects to contribute $15 million to the pension plan in 2007.

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

The Company established a Health Reimbursement Arrangement to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on employees’ years of service and the ending salary. The liability and expense of this plan are included as other postretirement benefits.

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2007	2006	2007	2006
Service cost	$2,740	$2,495	$136	$175
Interest cost	4,766	4,231	439	416
Expected return on plan assets	(4,802)	(4,236)	(391)	(342)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	769	847	57	86

Net periodic benefit cost	$3,637	$3,501	$367	$461

NOTE 8. ACCOUNTING FOR INCOME TAXES

As disclosed in Note 2, the Company adopted FIN 48 during the first quarter of 2007 (effective January 1, 2007), which did not have a cumulative effect on the Company’s financial condition and results of operations.

The Company and its eligible subsidiaries file consolidated federal income tax returns. The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and California. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Internal Revenue Service (IRS) has examined the Company’s 2001, 2002 and 2003 federal income tax returns. Despite those tax years still remaining open, all issues have been resolved with the exception of certain indirect overhead costs. The IRS is currently conducting an examination of the Company’s 2004 and 2005 federal income tax returns. This examination could result in a change in the liability for uncertain tax positions. However, an estimate of the range of any such possible change cannot be made at this time. The Company does not believe that any open tax years with respect to state income taxes could result in any adjustments that would be significant to the consolidated financial statements.

In August 2005, the Treasury Department issued regulations and the IRS issued a revenue ruling that affect the tax treatment by Avista Corp. of certain indirect overhead expenses. Avista Corp. had previously made a tax election to currently deduct certain indirect overhead costs, starting with the 2002 tax return, that were capitalized for financial accounting purposes. This election allowed Avista Corp. to take tax deductions resulting in a total reduction of approximately $40 million in current tax liabilities for 2002, 2003 and 2004. These current tax benefits were deferred on the balance sheet in accordance with provisions of SFAS No. 109 and did not affect net income.

AVISTA CORPORATION

Due to the revenue ruling and related regulations, the IRS has disallowed the tax deduction of indirect overhead expenses during their exam of the Company’s 2001, 2002 and 2003 federal income tax returns. The Company believes that the tax deductions claimed on tax returns were appropriate based on the applicable statutes and regulations in effect at the time. Avista Corp. appealed the proposed IRS adjustment on April 19, 2006. The Company’s appeal has been received, but has not yet been scheduled for review by the IRS Appeals Division. The Company repaid a portion of the previous tax deductions through tax payments in 2005 and 2006. There can be no assurance that the Company’s position will prevail. However, it is not expected to have a significant effect on the Company’s net income.

The Company estimates that its liability for unrecognized tax benefits is $22.6 million at each of January 1, 2007 and March 31, 2007. With the adoption of FIN 48, this amount was reclassified from deferred income taxes to liability for unrecognized tax benefits. This liability primarily relates to the indirect overhead expenses described above, and the amount of this liability is included as other non-current liabilities and deferred credits on the Consolidated Balance Sheet as of March 31, 2007. The liability for unrecognized tax benefits would not affect the tax rate if recognized in 2007 as any adjustment to this tax item would be offset by an adjustment to current income tax expense. The liability for interest expense for unrecognized tax benefits as of January 1, 2007 was not material due to net operating loss and tax credit carryovers. The change in the liability for interest expense during the three months ended March 31, 2007 was not material. The Company has not accrued any penalties. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

NOTE 9. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company did not have any borrowings outstanding as of March 31, 2007 and $4.0 million of borrowings outstanding as of December 31, 2006. Total letters of credit outstanding were $45.3 million as of March 31, 2007 and $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2007, the Company was in compliance with this covenant with a ratio of 2.45 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. This ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 13) and December 31, 2007. As of March 31, 2007, the Company was in compliance with this covenant with a ratio of 53.1 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp.

Avista Energy and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. The Company expects that the Avista Energy credit agreement will be extended if necessary and terminated with the closing of the sale of Avista Energy’s contracts and ongoing operations (see Note 3). This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of March 31, 2007 and December 31, 2006. The total aggregate amount of letters of credit outstanding was $20.6 million as of March 31, 2007 and $52.5 million as of December 31, 2006. The cash deposits of Avista Energy at the respective banks collateralized $20.6 million and $24.9 million of these letters of credit as of March 31, 2007 and December 31, 2006, which is reflected as restricted cash on the Consolidated Balance Sheets.

The Avista Energy credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness

AVISTA CORPORATION

that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2007.

NOTE 10. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of March 31, 2007 and December 31, 2006 (dollars in thousands):

Maturity Year	Description	Interest Rate	March 31, 2007	December 31, 2006
2007	Secured Medium-Term Notes	5.99%	$13,850	$13,850
2008	Secured Medium-Term Notes	6.06%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		680,550	680,550

2007	Unsecured Medium-Term Notes	7.90%-7.94%	—	12,000
2008	Unsecured Senior Notes	9.75%	272,860	272,860
2023	Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		276,960	288,960

	Other long-term debt and capital leases		7,458	7,364

	Interest rate swaps		1,051	1,037

	Unamortized debt discount		(1,359)	(1,452)

	Total		964,660	976,459
	Current portion of long-term debt		(14,607)	(26,605)

	Total long-term debt		$950,053	$949,854

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2007	2006
Numerator:
Net income	$14,094	$31,572

Denominator:
Weighted-average number of common shares outstanding-basic	52,684	48,795
Effect of dilutive securities:
Contingent stock awards	275	212
Stock options	363	298

Weighted-average number of common shares outstanding-diluted	53,322	49,305

Total earnings per common share, basic	$0.27	$0.65

Total earnings per common share, diluted	$0.26	$0.64

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 26,200 for the three months ended March 31, 2007 and 446,500 for the three months ended March 31, 2006. These

AVISTA CORPORATION

stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. With respect to matters that affect Avista Utilities’ operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the rate making process. With respect to matters discussed in this Note that affect Avista Energy (particularly the California Refund Proceeding), any potential liabilities or refunds will remain at Avista Corp. and/or its subsidiaries and will not be assumed by Coral Energy and/or its affiliates.

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

AVISTA CORPORATION

Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

California Refund Proceeding

With respect to Avista Energy, any potential liabilities or refunds regarding this proceeding will remain at Avista Corp. and/or its subsidiaries and will not be assumed by Coral Energy and/or its affiliates.

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period) in the California spot power market. The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the mitigated market clearing price methodology is applied to its transactions. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In April 2007, the CalISO filed a status report with the FERC stating that it will take approximately seven weeks to complete the financial adjustment phase calculations for the Refund Period. In January 2007, Avista Energy joined in a settlement filed with the FERC by participants in markets operated by the Automated Power Exchange. The settlement was approved in March 2007.

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of March 31, 2007, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, petitioned for review of the FERC’s decision by the United States Court of Appeals for the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California Refund Case. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 Refund Proceeding, but remanded to the FERC its decision not to consider a FPA section 309 remedy for tariff violations prior to October 2, 2000. The Ninth Circuit also granted California’s petition for review challenging the FERC’s exclusion of the energy exchange transactions as well as the FERC’s exclusion of forward market transactions from the California refund proceedings. The Ninth Circuit has extended until June 13, 2007, the time for filing petitions for rehearing. It is unclear at this time what impact, if any, the Court’s remand might have on Avista Energy. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit Court of Appeals.

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

California Attorney General Complaint

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the Attorney General of the State of California (California AG) that alleged violations of the Federal Power Act by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint but directing sellers to re-file certain transaction summaries. It was not clear that Avista Corp. and its subsidiaries were subject to this directive but the Company took the conservative approach and re-filed certain transaction summaries in June and July of 2002. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit. In September 2004, the United States Court of Appeals for the Ninth Circuit upheld the FERC’s market-based rate authority, but found the requirement that all sales at market-based rates be contained in quarterly reports filed with the FERC to be integral to a market-based rate tariff. The California AG has interpreted the decision as providing authority to the FERC to order refunds in the California refund proceeding for an expanded refund period. The Court’s decision leaves to the FERC the determination as to whether refunds are appropriate. In October 2004, Avista Energy joined with others in seeking rehearing of the Court’s decision to remand the case back to the FERC for further proceedings. The Court denied the request without explanation on July 31, 2006. The Ninth Circuit has stayed the mandate in this case until June 13, 2007. On December 28, 2006 certain parties filed a petition for a writ of certiorari at the Supreme Court, which is currently pending. The California AG responded to that petition on February 5, 2007 and filed its own conditional cross-petition for a writ of certiorari. The FERC opposed the petition for a writ of certiorari and the cross-petition in April 2007. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Wah Chang Complaint

In May 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. This complaint is similar to the Port of Seattle complaint (which was dismissed by the United States District Court and the United States Court of Appeals for the Ninth Circuit as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) and seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in

AVISTA CORPORATION

a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal of Wah Chang is still pending before the Ninth Circuit and oral arguments were heard on April 10, 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

City of Tacoma Complaint

In June 2004, the City of Tacoma, Department of Public Utilities, Light Division, a Washington municipal corporation (Tacoma Power), filed a complaint in the United States District Court for the Western District of Washington against over fifty companies, including Avista Corp., Avista Energy and Avista Power. According to the complaint, Tacoma Power distributes electricity to customers in Tacoma, and Pierce County, Washington, generates electricity at several facilities in western Washington and purchases power under supply contracts and in the Northwest spot market. Tacoma Power’s complaint was similar to the Port of Seattle complaint (which was dismissed by the United States District Court and the United States Court of Appeals for the Ninth Circuit as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) and seeks compensatory and treble damages from alleged violations of the Sherman Act. Tacoma Power alleged that the defendants, acting in concert, engaged in a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. This allegedly resulted in an artificial increase of the prices paid for power sold in California and elsewhere in the western United States during the period from May 2000 through the end of 2001. Due to the alleged unlawful conduct of the defendants, Tacoma Power allegedly paid an amount estimated to be $175.0 million in excess of what it would have paid in the absence of such alleged conduct. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss this complaint for similar reasons to those expressed by the Court in the Wah Chang complaint described above. In March 2005, Tacoma Power filed an appeal with the United States Court of Appeals for the Ninth Circuit. In March 2007, the Ninth Circuit approved a Stipulation of Dismissal of the appeal, thus ending Tacoma Power’s complaint.

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

In November 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the claim that the plaintiffs raised in federal court, as discussed above, and the Montana AG filed an answer, counterclaim and motion for summary judgment. In June 2005, Avista Corp. moved for leave to amend its complaint to, inter alia, add two causes of action relating to breach of contract and negligent misrepresentation arising out of its Clark Fork Settlement Agreement that was entered into in 1999 with the state of Montana relating to the relicensing of Avista Corp.’s Noxon Rapids Hydroelectric Generating Project. On April 14, 2006, the Montana State Court granted the Montana AG’s motion for summary judgment and denied Avista Corp.’s motion to amend its complaint to add its breach of contract and negligent misrepresentation claims. However, the Montana State Court granted Avista Corp.’s motion to amend its complaint to contend that the Clark Fork River is not navigable. The Company contends that if the Clark Fork River was not navigable at the time of statehood in 1889, the state of Montana never acquired ownership of the riverbeds under the equal footing doctrine. The Court determined that the Montana AG’s claims for compensation were not preempted by the Federal Power Act because the claims were not, on their face, in conflict with Montana law, nor were they preempted by a federal navigational right for purposes of interstate commerce. The Court also rejected defenses based on estoppel, waiver, and the statute of limitations. The Court did not relieve the Montana AG, however, of its obligation to prove that the state of Montana actually owns the riverbeds or that the land is part of a school trust under the Montana Constitution. In addition, the question of whether there is federal preemption under the Federal Power Act, not on its face, but as actually applied in these circumstances, and the question of compensation, still remain open issues in the case. On May 16, 2006, the state of Montana filed a motion for summary judgment on the question of liability. On October 6, 2006, the Company filed several motions, which addressed, among other things, the question of navigability of the Clark Fork River arguing that since the Clark Fork River was not navigable at the time of statehood, the state of Montana never acquired ownership of the riverbeds under the equal footing doctrine. Oral arguments on the Company’s motions were heard in December 2006. The Company expects this matter to proceed in the normal course of litigation and a trial date is currently scheduled for October 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, the Company intends to seek recovery, through the rate making process, of any amounts paid.

Colstrip Generating Project Complaints

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

AVISTA CORPORATION

In March 2007, a group of ranchers filed a consolidated complaint against the owners of Colstrip in Montana District Court. The plaintiffs allege damages to livestock, land and water from contaminated waters leaking from the waste water pond of Colstrip. The plaintiffs are seeking unspecified punitive damages. The Company intends to work with the other owners of Colstrip to defend this complaint. There is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred.

Environmental Protection Agency Administrative Compliance Order

In December 2003, PPL Montana, LLC, as operator of Colstrip, received an Administrative Compliance Order (ACO) from the Environmental Protection Agency (EPA) pursuant to the Clean Air Act (CAA). The ACO alleged that Colstrip Units 3 & 4 have been in violation of the CAA permit at Colstrip since the units came on-line in the 1980s. The permit required the Colstrip project operator to submit for review and approval by the EPA, an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns if, and when, EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA asserted that regulations it promulgated in 1980 triggered this requirement. In March 2007, the owners of Colstrip finalized a settlement agreement with the EPA, the Department of Environmental Quality (Montana DEQ) and the Northern Cheyenne Tribe. The settlement agreement resolves the potential liability related to this issue and will result in the installation of additional nitrogen oxide emissions control equipment at Colstrip. The Company’s share of the total costs related to the settlement agreement is not material to the Company’s financial condition or results of operations.

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued an order to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (4.46 miles long). The owners of Colstrip Units 3 & 4 take delivery of the coal at the beginning of the conveyor belt. The order asserts that additional royalties are owed MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2001. WECO’s appeal to the MMS was substantially denied in March 2005; WECO has now appealed the order to the Board of Land Appeals of the U.S. Department of the Interior. The entire appeal process could take several years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Presumably, royalty and tax demands for periods of time after the years in dispute and future years will be determined by the outcome of the pending proceedings. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

Spokane River

The Company has entered into a settlement with the state of Washington’s Department of Ecology (DOE) and Kaiser Aluminum & Chemical Corporation (Kaiser) relating to the remediation of a contaminated site on the Spokane River. The Company’s involvement with this contaminated site relates to its previous ownership of a wastewater treatment plant through Avista Development. Under the agreement with the DOE and Kaiser, the Company is performing the selected remedial action under the Cleanup Action Plan. Kaiser, operating under Chapter 11 bankruptcy protection, paid the Company approximately 50 percent of the estimated total costs, which was approved by the Kaiser bankruptcy judge. The funds from Kaiser have been used by the Company to pay a portion of the costs of the remediation. The Company accrued its share of the total estimated costs, which was not material to the Company’s financial condition or results of operations. Under the direction of the Company, work under the Cleanup Action Plan was substantially completed by January 2007. Final work should be completed in the second quarter of 2007. Because of uncertainties with respect to, among other things, unforeseen site conditions, the Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

AVISTA CORPORATION

Northeast Combustion Turbine Site

In August 2005, a diesel fuel spill occurred at the Company’s Northeast Combustion Turbine generating facility (Northeast CT) located in Spokane, Washington. The Northeast CT site had fuel storage facilities that were leased to Co-op Supply, Inc., an affiliate of Cenex Cooperative (Co-op). The fuel spill occurred when Co-op made a delivery of diesel to a tank that was already nearly full, causing excess fuel to overflow into a containment area. It is estimated that approximately 26,000 gallons of fuel escaped the containment area and leaked into the soil below it. An investigation, supervised by the DOE, determined the fuel was, for the most part, uniformly present in the soil to a depth of 30-35 feet. Groundwater below the site is at a depth of 170 feet. The Company immediately commenced remediation efforts, including the removal of contaminated soil and the related fuel storage facilities. The Company accrued the estimated cleanup costs during 2005, which was not material to the Company’s consolidated financial condition or results of operations. During the fourth quarter of 2005, the Company filed a complaint against Co-op and an engineering firm to recover a substantial portion of the cleanup costs. Through mediation the Company recovered a substantial portion of the cleanup costs from Co-op and the engineering firm in the fourth quarter of 2006. The Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, EPA Region 10 provided notification to Avista Corp., as a customer of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. Harbor Oil’s primary business was the collection and blending of used oil for sale as fuel to ships at sea. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Thirteen other companies received a similar notice, including current and former owners of the site, the Bonneville Power Administration, Portland General Electric Company, Northwestern Energy and Unocal Oil. Several meetings have been held with the EPA and certain of the Potentially Responsible Parties (PRPs) to ask questions of the EPA regarding the Harbor Oil site, as well as drafting an administrative compliance order related to conducting a remedial investigation and feasibility study for the site. The Company intends to fund a share of a remedial investigation and feasibility study of the site, which is not expected to be material to its financial condition or results of operations. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is not possible to make an estimate of any liability at this time.

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

AVISTA CORPORATION

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

The Company requested a trial-type hearing on facts in front of an Administrative Law Judge (ALJ) related to the DOI’s mandatory conditions for Post Falls. In January 2007, the ALJ issued his ruling regarding the Company’s challenge of the facts. The Company believes that the ALJ’s factual findings support, in several key areas, its analysis of the facts at hand. The ALJ’s factual findings also support the DOI’s analysis in certain areas as well.

The Bureau of Indian Affairs, which is part of the DOI and is charged with protecting project-related resources on the Coeur d’Alene Indian Reservation and has authority to set conditions for the Company’s license, is now expected to use the ALJ’s findings to formulate final mandatory conditions for the operation of Post Falls. The DOI is expected to issue final mandatory conditions by May 7, 2007.

The broader relicensing process continues under the jurisdiction of the FERC. The FERC issued a draft environmental impact statement (DEIS) in December 2006 that was open for public review and comment through March 6, 2007. The DEIS includes the FERC’s initial analysis of the applications, along with analysis of proposed recommended and mandatory terms and conditions. Many parties, including resource agencies and Tribes, commented to the FERC regarding the DEIS, as did Avista Corp. The Company also filed reply comments regarding the comments that the FERC received from other parties. The FERC will prepare a Final Environmental Impact Statement (FEIS) after review and consideration of comments. The Company cannot predict the schedule for the issuance of the FEIS. While the FERC’s draft analysis leads the Company to believe the ultimate cost of relicensing may be less than its earlier projections as disclosed above, the Company is unable to base specific new cost estimates on this analysis.

The relicensing process also triggers review under the Endangered Species Act. In the DEIS, the FERC analyzed potential project impacts on listed and threatened endangered species, and has determined that the proposed action and continued operation of the Post Falls and Spokane River projects, is not likely to adversely affect any threatened or endangered species. The Company prepared a draft Biological Assessment in 2005. The FERC has issued a Biological Assessment and formally requested concurrence from the United States Department of Fish and Wildlife Service (USFWS). The USFWS responded by letter, concurring with regards to bald eagles, and requesting additional information regarding bull trout. The Company has filed a supplemental report to address the USFWS information request. If the FERC initiates formal consultation with the USFWS, additional evaluation will be required by the Company.

In addition, the Company must receive Clean Water Act Certifications from the states of Idaho and Washington for

AVISTA CORPORATION

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

Clark Fork Settlement Agreement

Dissolved atmospheric gas levels exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement, the Company developed an abatement and mitigation strategy with the other signatories to the agreement and completed the Gas Supersaturation Control Program (GSCP). The Idaho Department of Environmental Quality and the USFWS approved the GSCP in February 2004 and the FERC issued an order approving the GSCP in January 2005.

The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. When river flows exceed the capacity of the powerhouse turbines, the excess flows would be diverted to the tunnels rather than released over the spillway. The Company has undertaken physical and computer modeling studies to confirm the feasibility and likely effectiveness of its tunnel solution. The Company has completed its preliminary design development efforts (which include additional computer model studies, some site investigation, and preliminary engineering design) and the cost estimates have been updated. Analysis of the predicted total dissolved gas (TDG) performance indicates that the tunnels are unlikely to meet the performance criteria anticipated in the GSCP. The costs of modifying the first tunnel are now estimated to be $58 million (using 2006 dollars with inflation projected at 5 percent) with the majority of these costs to be incurred in 2008 through 2012, an increase from prior estimates of $38 million and an extension of the schedule. The calculated updated cost estimates to modify the second tunnel are $39 million, an increase from prior estimates of $26 million. The second tunnel would be modified only after evaluation of the performance of the first tunnel and such modifications would commence no later than ten years following the completion of the first tunnel. The increases in costs are mainly due to inflation and large increases in materials costs, such as concrete and steel. Efforts will continue throughout 2007 toward the completion of a final Design Development Report, which will include updated tunnel performance predictions, cost estimates, and schedule. As a result of the predicted TDG performance, the new cost estimates and extension of the schedule, the Company will continue meeting with stakeholders to explore amending the GSCP and possible alternatives to the construction of the tunnels. The Company intends to seek recovery, through the rate making process, of the costs to address the dissolved atmospheric gas levels, including the mitigation payments.

The USFWS has listed bull trout as threatened under the Endangered Species Act. The Clark Fork Settlement Agreement describes programs intended to restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company is evaluating the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies will help the Company and other parties determine the best use of funds toward continuing fish passage efforts or other bull trout population enhancement measures.

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

In particular, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, in 2006, the Montana DEQ adopted final rules for the control of mercury emissions from coal-fired plants that are more restrictive than EPA regulations. The new rules set strict mercury emission limits by 2010, and put in place a recurring ten-year review process to ensure

AVISTA CORPORATION

facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4, located in Montana.

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

Residential Exchange Program

The Residential Exchange Program provides access to the benefits of low-cost federal hydroelectricity to residential and small-farm customers of the region’s investor-owned utilities. The Bonneville Power Administration (BPA) administers the Residential Exchange Program. Avista Corp. has executed an agreement with the BPA in settlement of each party’s rights and obligations related to the Residential Exchange Program for the period October 1, 2001 through September 30, 2011. The benefits that Avista Corp. receives under the agreement with the BPA are passed through directly to its residential and small-farm customers via a credit to their monthly electric bills. The current BPA rate period covers the second five years of the ten-year agreement, which began on October 1, 2006 and continues through September 30, 2011. Numerous parties filed Petitions for Review in the Ninth Circuit Court of Appeals challenging the agreements between Avista Corp. and the BPA, as well as the BPA’s agreements with other investor-owned utilities. On May 3, 2007, the Ninth Circuit Court of Appeals ruled that the settlement agreements entered into between the BPA and investor-owned utilities (including Avista Corp.) are inconsistent with the Northwest Power Act. The Company and the BPA are evaluating the impact this ruling will have on the Residential Exchange Program. Since these benefits are passed through to Avista Corp.’s customers as adjustments to electric rates, which must be approved by the WUTC and the IPUC, the ruling by the Ninth Circuit Court of Appeals is not expected to have a significant effect on the Company’s financial condition or results of operations. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred.

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

NOTE 13. POTENTIAL HOLDING COMPANY FORMATION

At the 2006 Annual Meeting of Shareholders in May 2006, the shareholders of Avista Corp. approved a proposal to proceed with a statutory share exchange, which would change the Company’s organization to a holding company structure. The holding company, currently named AVA Formation Corp. (AVA), would become the parent of Avista Corp. After the contemplated dividend to AVA of the capital stock of Avista Capital (Avista Capital Dividend) now held by Avista Corp., AVA would then also be the parent of Avista Capital. The Avista Capital Dividend would effect the structural separation of Avista Corp.’s non-utility businesses from its regulated utility business. Since the company’s 9.75 percent Senior Notes due June 1, 2008 contain a restriction that would prohibit the Avista Capital Dividend (but not the holding company structure), the dividend would not be distributed until the Senior Notes are retired.

Avista Corp. received approval from the FERC in April 2006 (conditioned on approval by the state regulatory agencies), the IPUC in June 2006 and the WUTC in February 2007. Avista Corp. has also filed for approval from the utility regulators in Oregon and Montana. The statutory share exchange is subject to the receipt of the remaining regulatory approvals and the satisfaction of other conditions. If the statutory share exchange and the implementation of the holding company structure are approved by regulators on terms acceptable to the Company, it may be completed sometime after mid-2007.

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

The WUTC accepted a similar stipulation entered into between Avista Corp. and the WUTC staff. The stipulation requires Avista Corp. to increase its actual utility common equity component to 40 percent by June 30, 2008. In addition, WUTC approval would be required for any dividend from Avista Corp. to the holding company that would reduce utility common equity below 30 percent of total capitalization.

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

AVISTA CORPORATION

NOTE 14. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management business segment primarily consists of electricity and natural gas marketing, trading and resource management, including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. On April 16, 2007, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement to sell substantially all of their contracts and ongoing operations. Completion of this transaction will effectively end the majority of the operations of the Energy Marketing and Resource Management business segment. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing And Resource Management	Advantage IQ	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2007:
Operating revenues	$414,266	$29,409	$10,999	$4,513	$—	$459,187
Resource costs	269,986	37,727	—	—	—	307,713
Gross margin	144,280	(8,318)	—	—	—	135,962
Other operating expenses	49,041	5,085	7,827	4,224	—	66,177
Depreciation and amortization	21,090	178	596	501	—	22,365
Income (loss) from operations	50,154	(13,581)	2,576	(212)	—	38,937
Interest expense (2)	22,021	83	81	144	(146)	22,183
Income taxes	10,997	(4,332)	912	(90)	—	7,487
Net income (loss)	19,927	(7,623)	1,584	206	—	14,094
Capital expenditures	40,555	206	758	375	—	41,894
For the three months ended March 31, 2006:
Operating revenues	$423,290	$61,542	$9,076	$5,294	$—	$499,202
Resource costs	271,605	50,127	—	—	—	321,732
Gross margin	151,685	11,415	—	—	—	163,100
Other operating expenses	45,727	4,753	6,163	5,395	—	62,038
Depreciation and amortization	20,980	342	515	591	—	22,428
Income (loss) from operations	62,912	6,320	2,398	(692)	—	70,938
Interest expense (2)	23,680	46	196	568	(641)	23,849
Income taxes	15,811	2,709	775	(778)	—	18,517
Net income (loss)	26,172	5,046	1,427	(1,073)	—	31,572
Capital expenditures	29,743	271	365	1	—	30,380
Total Assets:
Total assets as of March 31, 2007	$2,821,337	$936,987	$102,259	$44,046	$—	$3,904,629
Total assets as of December 31, 2006	2,895,883	1,017,203	100,431	42,991	—	4,056,508

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of March 31, 2007, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for certain changes in accounting and presentation resulting from the impact of recently adopted accounting standards. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

May 3, 2007

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

These statements have underlying assumptions (many of which are based, in turn, upon further assumptions). Such statements are made both in our reports filed under the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), and elsewhere. Forward-looking statements are all statements except those of historical fact including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions.

All forward-looking statements (including those made in this Quarterly Report on Form 10-Q) are subject to a variety of risks and uncertainties and other factors. Most of these factors are beyond our control and many of them could have a significant effect on our operations, results of operations, financial condition or cash flows. This could cause actual results to differ materially from those anticipated in our statements. Such risks, uncertainties and other factors include, among others:

•	the completion of the sale of Avista Energy’s contracts and ongoing operations as contemplated;

•	weather conditions, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

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

AVISTA CORPORATION

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

•

Energy Marketing and Resource Management – electricity and natural gas marketing, trading and resource management. The activities of this business segment are conducted primarily by Avista Energy, Inc., an indirect subsidiary of Avista Corp. In April 2007, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement to sell substantially all of their contracts and ongoing operations. Completion of this transaction will effectively end the majority of the operations of this business segment.

•

Advantage IQ – facility information and cost management services for multi-site customers. The activities of this business segment are conducted by Advantage IQ, Inc., an indirect subsidiary of Avista Corp.

•

Other – includes sheet metal fabrication, venture fund investments and real estate investments. The activities of this business segment are conducted by various indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

AVISTA CORPORATION

Avista Energy, Advantage IQ and the various companies in the Other business segment are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. Our total common stockholders’ equity was $927.3 million as of March 31, 2007, of which $242.9 million represented our investment in Avista Capital.

The following table presents net income (loss) for each of our business segments for the three months ended March 31 (dollars in thousands):

	2007	2006
Avista Utilities	$19,927	$26,172
Energy Marketing and Resource Management	(7,623)	5,046
Advantage IQ	1,584	1,427
Other	206	(1,073)

Net income	$14,094	$31,572

Executive Level Summary

Overall

Our operating results and cash flows are derived primarily from:

•	regulated utility operations (Avista Utilities),

•	energy trading, marketing and resource management activities (Avista Energy in the Energy Marketing and Resource Management segment), and

•	Advantage IQ.

We intend to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt while working to restore an investment grade credit rating.

On April 16, 2007, Avista Energy and Avista Energy Canada entered into a purchase and sale agreement to sell substantially all of their contracts and ongoing operations to Coral Energy Holding, L.P. (Coral Energy), as well as certain other subsidiaries of Coral Energy. After closing costs and other adjustments, we do not expect the transaction to result in a significant gain or loss. Proceeds from the transaction will include cash consideration for the net assets acquired by Coral Energy and liquidation of the net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties). Over time, we plan to redeploy the majority of the estimated $175 million of proceeds from the transaction into our regulated utility operations by reducing debt and investing in capital assets. Until the transaction is completed, Avista Energy’s results of operations will continue to be reflected in our consolidated financial statements.

Our net income was $14.1 million for the three months ended March 31, 2007 compared to $31.6 million for the three months ended March 31, 2006. This decrease was primarily due to a net loss in the Energy Marketing and Resource Management segment (Avista Energy) and lower earnings at Avista Utilities.

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

AVISTA CORPORATION

Our hydroelectric generation was 104 percent of normal in 2006. For 2007, we are forecasting hydroelectric generation to be normal. This 2007 forecast will be revised based on precipitation, temperatures and other variables during the year.

We are subject to electric and natural gas commodity price risk. In general, price risk is the risk of fluctuation in the market price of the commodity needed, held or traded. Changes in energy commodity prices have a significant effect on our liquidity, as well as the market value of derivative assets and liabilities and unrealized gains and losses. Our utility operation has regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, if prices increase above the level currently recovered in retail rates during periods when we must purchase energy, power and natural gas deferral balances will increase. This would negatively affect operating cash flows and liquidity until such costs, with interest, are recovered from customers.

Our utility net income was $19.9 million for the three months ended March 31, 2007, a decrease from $26.2 million for the three months ended March 31, 2006 primarily due to a decrease in gross margin (operating revenues less resource costs). The decrease was also due to an increase in other operating expenses and taxes other than income taxes, partially offset by a decrease in interest expense. The decrease in gross margin was primarily due to an increase in electric resource costs as compared to the amount included in base retail rates. We recognized an expense of $3.2 million under the Washington Energy Recovery Mechanism (ERM) for the three months ended March 31, 2007 compared to a benefit of $5.2 million under the ERM for the three months ended March 31, 2006.

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $40.6 million for the three months ended March 31, 2007. We are expecting utility capital expenditures to be $180 million for 2007. Significant projects include the continued enhancement of our transmission system and upgrades to our generation facilities.

We are not expecting to receive any general rate increases in 2007 and we expect to absorb expenses under the ERM in 2007 as compared to a benefit in 2006. Based primarily on these factors, utility net income may decrease for 2007 as compared to 2006. We filed a general rate case in Washington in April 2007 requesting rate increases averaging 15.9 percent for electric and 2.3 percent for natural gas. Any rate adjustments, if approved by the WUTC, would most likely become effective in 2008.

Energy Marketing and Resource Management (Avista Energy)

Given the significant changes in the energy marketplace over the past few years, we explored whether we should continue in this business over the long term or if any strategic alternatives were available that would allow Avista Energy to grow and reach its earnings potential. As such, we reached a decision to sell the majority of this business.

The activities of Avista Energy include:

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

Primarily through Avista Energy, we are involved in a number of legal and regulatory proceedings and complaints with respect to power markets in the western United States that remain unresolved. However, we believe that we have adequate reserves established for refunds that may be ordered. Any potential refunds or obligations arising from western power market issues (or any other contingent matters) will not be assumed by Coral Energy.

The Energy Marketing and Resource Management segment had a net loss of $7.6 million for the three months ended March 31, 2007 compared to net income of $5.0 million for the three months ended March 31, 2006. These lower results from Avista Energy were primarily due to underperformance on the power side of the business and losses on a power purchase agreement related to a natural gas-fired combined cycle combustion turbine plant in northern Idaho

AVISTA CORPORATION

(Lancaster Plant). The difference between the estimated market value and the required accounting for certain contracts and physical assets under management increased the net loss by $3.5 million from this segment for the three months ended March 31, 2007 and increased net income by $2.6 million for the three months ended March 31, 2006.

Advantage IQ

Our subsidiary, Advantage IQ, had net income of $1.6 million for the three months ended March 31, 2007, an increase from $1.4 million for the three months ended March 31, 2006, primarily due to increased operating revenues. This was a result of customer growth and an increase in interest earnings on funds held for customers.

We are implementing certain strategic investments at Advantage IQ aimed at creating long-term savings that will increase operating and capitalized costs in the short term through up-front expenditures. This could limit earnings growth from this segment in 2007 while enhancing the long-term profit potential of Advantage IQ.

Other Business Segment

Over time as opportunities arise, we plan to dispose of assets and phase out operations in the Other business segment. However, we may invest incremental funds in these businesses to protect existing investments. Net income in our Other business segment was $0.2 million for the three months ended March 31, 2007, compared to a net loss of $1.1 million for the three months ended March 31, 2006. This improvement in results was primarily due to net gains on certain long-term venture fund investments in 2007 as compared to net losses in 2006. We are not expecting a significant change in results from this business segment for 2007 as compared to 2006.

Liquidity and Capital Resources

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. No borrowings were outstanding under the committed line of credit at March 31, 2007.

In March 2007, we amended our accounts receivable sales facility to extend the termination date to March 2008. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable.

Avista Energy has a $145.0 million committed line of credit that expires in July 2007 and expects to extend this credit agreement if necessary and terminate the facility with the closing of the sale of contracts and ongoing operations to Coral Energy.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. Due to the expected proceeds from the sale and liquidation of Avista Energy’s assets, we are not currently planning to issue any shares under this agreement.

For 2007, we expect net cash flows from operating activities, proceeds from the sale and liquidation of Avista Energy’s assets and our $320.0 million committed line of credit to provide adequate resources to fund:

•	capital expenditures,

•	maturing long-term debt and preferred stock,

•	dividends, and

•	other contractual commitments.

Succession Planning

We have management succession plans that work towards ensuring that executive officer and key management positions can be appropriately filled as vacancies occur. We also have workforce development plans for key technical and craft areas.

On February 9, 2007, Gary G. Ely, Chairman of the Board and Chief Executive Officer of Avista Corp., announced to the Company’s board of directors that he will retire from the Company and the board, effective December 31, 2007. Following Mr. Ely’s announcement, the Company’s board of directors appointed Scott L. Morris, President and Chief Operating Officer of Avista Corp., to serve as a director on the board. The Company’s board of directors also elected Mr. Morris to the positions of Chairman of the Board and Chief Executive Officer of Avista Corp., effective January 1, 2008.

On April 23, 2007, the Company announced that Ronald R. Peterson, Vice President of Avista Corp. and Vice President of Energy Resources and Optimization of Avista Utilities will retire from the Company on August 1, 2007. Dennis Vermillion, President and Chief Operating Officer of Avista Energy, has been named Vice President of Energy Resources and Optimization of Avista Utilities effective upon the closing of the sale of the contracts and ongoing operations of Avista Energy to Coral Energy. This is expected to occur late in the second quarter or early in the third quarter of 2007.

AVISTA CORPORATION

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include in-service dates of major infrastructure investments and the timing of changes in major revenue and expense items.

We filed a general rate case in Washington in April 2007. In the general rate case, we have requested to increase electric rates for our Washington customers by an average of 15.9 percent, which is intended to increase annual revenues by $51.1 million. We have also requested to increase natural gas rates by an average of 2.3 percent, which is intended to increase annual revenues by $4.5 million. Our request is based on a proposed rate of return of 9.39 percent with a common equity ratio of 47.8 percent and an 11.3 percent return on equity. The WUTC generally has up to 11 months to review the general rate case filing.

The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2006	9.11%	10.40%	40%
Idaho electric and natural gas	September 2004	9.25%	10.40%	43%
Oregon natural gas	October 2003	8.88%	10.25%	48%

As part of the general rate case settlement agreement that was modified and approved by the WUTC Order in December 2005, we agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. If we do not meet those targets, it could result in a reduction to base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of our total consolidated common equity to total capitalization excluding, in each case, our investment in Avista Capital. The utility equity component was 39.5 percent as of March 31, 2007. We should be able to meet these equity targets through expected earnings and proceeds from the Avista Energy transaction.

Oregon Senate Bill 408

The Public Utility Commission of Oregon (OPUC) issued final rules related to Oregon Senate Bill 408 (OSB 408). OSB 408 was enacted into law in 2005. These rules direct the utility to establish an automatic adjustment clause to account for the difference between income taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. The automatic adjustment clause may result in either rate increases or rate decreases and applies only to taxes paid and collected on or after January 1, 2006.

The final rules provide for an “apportionment method” that uses a three-factor formula consisting of property, payroll and sales for regulated operations of the utility in Oregon as the numerator, and these same factors for the consolidated company as the denominator, to determine the amount of consolidated taxes paid that are properly attributed to Oregon operations. Under the new rules, we will determine the least of:

•	the properly attributed amount of taxes paid using the apportionment method,

•	the amount of taxes determined on a stand-alone basis for Oregon operations, and

•	total consolidated taxes paid.

We will then compare this amount to taxes collected in rates to determine if a refund or surcharge is required.

As required by OPUC orders, we (along with other utilities in Oregon) filed a private letter ruling request with the Internal Revenue Service in December 2006. The private letter ruling request seeks guidance on whether OSB 408 and the related OPUC orders violate normalization rules for accounting for income taxes. Certain parties (including Avista Corp.) are seeking legislative changes related to OSB 408. Based on an analysis of operating results for prior years and current rules, we recorded a liability for potential refunds to our customers of $1.3 million for 2006 and $0.3 million for the first quarter of 2007.

AVISTA CORPORATION

Natural Gas Decoupling

In February 2007, the WUTC approved the implementation of a natural gas decoupling mechanism. Decoupling separates the direct link between natural gas sales volume and the recovery of the fixed cost of providing service to our customers. Because our rate structure provides for recovery of the majority of fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives have been directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Our decoupling mechanism should allow us to recover lost margin resulting from lower usage by Washington customers due to conservation and price elasticity. However, it will not provide rate adjustments related to abnormal weather. The decoupling mechanism is a three-year “pilot” that began in January 2007. A rate adjustment in any one year would be limited to no more than 2 percent. The filing of the first decoupling rate adjustment will be in the fall of 2007.

Accounting Order for Debt Repurchase Costs

The WUTC staff raised questions and requested information regarding our method of amortization of costs related to debt repurchased between 2002 and 2006. After discussions with the WUTC staff, we agree that the costs associated with debt repurchases beginning in 2002 should have been accounted for in accordance with FERC General Instruction 17 (FERC 17). In February 2007, we filed a request with the WUTC for an accounting order approving our current accounting treatment for debt repurchase costs. In April 2007, the WUTC indicated that this issue will be addressed in a general rate case filing and we have included this request within our general rate case filing. In the April general rate case filing, we agreed that costs associated with any new repurchases of debt would be accounted for in accordance with FERC General Instruction 17 (FERC 17), and in the event we desire to account for the cost of new debt repurchases differently than prescribed in FERC 17, we would request an accounting order from the WUTC prior to the repurchase. Under FERC 17, debt repurchase costs are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs can be amortized over the life of the new debt. We have amortized debt repurchase costs over the average remaining maturity of outstanding debt and these costs are currently recovered through retail rates as a component of interest expense. In our request for an accounting order, we are not proposing to change the amortization method for debt repurchase costs incurred prior to December 31, 2006.

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

The initial amount of power supply costs in excess or below the level in retail rates, which we either incur the cost of, or receive the benefit from, is referred to as the deadband. The annual deadband amount is currently $4.0 million. We will incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We will share annual power supply cost variances between $4.0 million and $10.0 million with customers. As such, 50 percent of the annual power supply cost variance in this range is deferred for future surcharge or rebate to customers and we will incur the cost of, or receive the benefit from, the remaining 50 percent. Once the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance is deferred for future surcharge or rebate. We will incur the cost of, or receive the benefit from, the remaining 10 percent of the annual variance beyond $10.0 million without affecting current or future customer rates. The following is a summary of the ERM:

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
+/- $0—$4 million	0%	100%
+/- between $4 million—$10 million	50%	50%
+/- excess over $10 million	90%	10%

Under the ERM, we make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order.

We have a PCA mechanism in Idaho that allows us to modify electric rates periodically with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The PCA rate surcharge is currently 2.5 percent.

AVISTA CORPORATION

The following table shows activity in deferred power costs for Washington and Idaho during the three months ended March 31, 2007 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2006	$70,159	$9,357	$79,516
Activity from January 1 – March 31, 2007:
Power costs deferred	—	3,797	3,797
Interest and other net additions	831	182	1,013
Recovery of deferred power costs through retail rates	(9,140)	(1,319)	(10,459)

Deferred power costs as of March 31, 2007	$61,850	$12,017	$73,867

Purchased Gas Adjustments

Effective November 1, 2006, natural gas rates:

•	increased 1.3 percent in Washington,

•	decreased 3.4 percent in Idaho, and

•	increased 6.9 percent in Oregon.

These natural gas rate increases and decreases are designed to pass through changes in purchased natural gas costs to our customers with no change in gross margin or net income. The increase in Oregon was approved subject to refund pending further review of our natural gas purchasing and hedging strategies. We have entered into a settlement agreement with the OPUC staff and the Northwest Industrial Gas Users related to this review, which is subject to approval by the OPUC. Total deferred natural gas costs were $10.2 million as of March 31, 2007, a decrease from $18.3 million as of December 31, 2006 primarily due to recovery from customers during the first quarter of 2007.

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

As a result of these proceedings and complaints, certain parties have asserted claims for refunds and damages from us (primarily through Avista Energy), which could result in a negative effect on future earnings. However, we believe that we have adequate reserves established for refunds that may be ordered. We have joined other parties in opposing these refund claims and complaints for damages. See further information in “Note 12 of the Notes to Consolidated Financial Statements.” Any potential refunds or obligations of Avista Energy arising from western power market issues (or any other contingent matters) will not be assumed by Coral Energy.

Results of Operations

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Energy Marketing and Resource Management, Advantage IQ and Other) that follow this section.

Utility revenues decreased $9.0 million to $414.3 million due to a decrease in electric revenues of $31.8 million reflecting decreased wholesale revenues and sales of fuel, partially offset by increased retail revenues. This was partially offset by increased natural gas revenues of $22.8 million due to increased wholesale (primarily due to increased volumes) and retail (due to an increase in rates and volumes) natural gas sales.

Non-utility energy marketing and trading revenues decreased $32.1 million to $29.4 million primarily due to a decrease of $24.9 million in net trading margin on contracts accounted for under SFAS No. 133, as amended, and a $7.2 million decrease from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers).

Other non-utility revenues increased $1.1 million to $15.5 million as a result of increased revenues from Advantage IQ of $1.9 million primarily due to customer growth as well as an increase in interest earnings on funds held for customers. This was partially offset by decreased revenues from the Other business segment of $0.8 million primarily due to decreased sales at AM&D.

AVISTA CORPORATION

Utility resource costs decreased $1.6 million primarily due to a decrease in electric resource costs of $22.3 million reflecting a decrease in other fuel costs (economic sales of fuel that was not used in generation) and purchased power costs. These decreases are consistent with reduced resource optimization activities and lower sales of fuel and wholesale sales as part of the process of balancing loads and resources. The decrease in electric resource costs was partially offset by an increase in natural gas resource costs of $20.7 million primarily reflecting an increase in the volume of purchases.

Utility other operating expenses increased $3.3 million primarily due to increased employee compensation expense and outside services.

Utility taxes other than income taxes increased $1.9 million primarily due to increased retail electric and natural gas revenues and related taxes.

Non-utility resource costs decreased $12.4 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, and decreased transportation and transmission costs.

The net change in other non-utility operating expenses was an increase of $0.8 million due to:

•

an increase of $0.3 million in the Energy Marketing and Resource Management segment due to necessary adjustments to reduce the carrying value of net assets to be sold to their estimated fair value less costs to sell, offset by decreased incentive compensation based on lower earnings,

•	an increase of $1.7 million for Advantage IQ due to expanding operations, and

•	a decrease of $1.2 million in the Other business segment due to lower operating expense at AM&D and the accrual of an environmental liability at Avista Development during the first quarter of 2006.

Interest expense decreased $1.8 million primarily due to our issuance of fixed rate long-term debt that replaced maturing debt (which had relatively high interest rates) in the fourth quarter of 2006, as well as a decrease in the amount of short-term borrowings outstanding.

Capitalized interest increased $0.6 million due to increased utility construction activity and the associated increase in construction work in progress balances.

Other income-net increased $1.2 million due to an increase in interest income and gains on long-term venture fund investments (Other segment), partially offset by a decrease in interest on power and natural gas deferrals.

Income taxes decreased $11.0 million primarily due to decreased income before income taxes. Our effective tax rate was 34.7 percent for the three months ended March 31, 2007 compared to 37.0 percent for the three months ended March 31, 2006.

Avista Utilities

Net income for the utility was $19.9 million for the three months ended March 31, 2007 compared to $26.2 million for the three months ended March 31, 2006. Utility income from operations was $50.2 million for the three months ended March 31, 2007 compared to $62.9 million for the three months ended March 31, 2006. This decrease in income from operations was primarily due to decreased gross margin (operating revenues less resource costs). The decrease was also due to:

•	an increase in utility taxes other than income taxes (primarily due to increased retail electric and natural gas revenues and related taxes), and

•	an increase in other utility operating expenses (primarily employee compensation and outside services).

The following table presents our utility gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2007	2006	2007	2006	2007	2006
Operating revenues	$190,168	$222,008	$224,098	$201,282	$414,266	$423,290
Resource costs	92,064	114,404	177,922	157,201	269,986	271,605

Gross margin	$98,104	$107,604	$46,176	$44,081	$144,280	$151,685

Utility operating revenues decreased $9.0 million and utility resource costs decreased $1.6 million, which resulted in a decrease of $7.4 million in gross margin. The gross margin on electric sales decreased $9.5 million and the gross margin on natural gas sales increased $2.1 million. The decrease in our electric gross margin was primarily due to an

AVISTA CORPORATION

increase in electric resource costs as compared to the amount included in base retail rates resulting in the expense of $3.2 million (of the $4.0 million deadband) of power supply costs in Washington above the amount included in base retail rates during the first quarter of 2007. In the first quarter of 2006, we received a benefit of $5.2 million under the ERM. The increase in power supply costs for 2007 (as compared to the amount included in base rates) was primarily a result of higher fuel costs and greater use of our thermal generating resources (particularly Coyote Springs 2) to meet higher demand in January and February. The increase in natural gas gross margin was primarily due to colder weather in 2007 and customer growth.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2007	2006	2007	2006
Residential	$73,096	$68,747	1,107	1,042
Commercial	55,111	52,594	771	735
Industrial	22,247	22,774	493	509
Public street and highway lighting	1,406	1,279	6	6

Total retail	151,860	145,394	2,377	2,292
Wholesale	26,308	39,152	342	474
Sales of fuel	8,143	30,937	—	—
Other	3,857	6,525	—	—

Total	$190,168	$222,008	2,719	2,766

Retail electric revenues increased $6.5 million due to an increase in:

•	total MWhs sold (increased revenues $5.4 million) primarily due to customer growth and partially due to an increase in use per customer, and

•	revenue per MWh (increased revenues $1.1 million) due to a slight change in revenue mix with a lower percentage of industrial sales.

The increase in use per customer was primarily due to colder weather.

Wholesale electric revenues decreased $12.8 million due to a decrease in sales:

•	volumes (decreased revenues $10.2 million) consistent with decreased wholesale purchases and decreased resource optimization activities, and

•	prices (decreased revenues $2.6 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel decreased $22.8 million as a greater percentage of our fuel purchases were used in generation.

Other electric revenues decreased $2.7 million primarily as a result of revenues of $3.0 million from the sale of claims we had against Enron Corporation and certain of its affiliates received in the first quarter of 2006, partially offset by increased transmission revenues.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2007	2006	2007	2006
Residential	$112,539	$105,133	83,863	81,062
Commercial	61,378	58,093	49,923	48,723
Interruptible	1,588	1,708	1,561	1,673
Industrial	2,068	2,027	1,881	1,876

Total retail	177,573	166,961	137,228	133,334
Wholesale	43,534	31,215	65,463	45,894
Transportation	1,675	1,608	43,805	42,183
Other	1,316	1,498	238	212

Total	$224,098	$201,282	246,734	221,623

Natural gas revenues increased $22.8 million due to an increase in retail and wholesale natural gas revenues. The $10.6 million increase in retail natural gas revenues was due to higher retail rates (increased revenues $5.6 million)

AVISTA CORPORATION

and increased volumes (increased revenues $5.0 million). We sold more retail natural gas in the first quarter of 2007 primarily due to an increase in use per customer (due to colder weather) and customer growth. The increase in our wholesale revenues of $12.3 million was due to an increase in volumes (increased revenues $13.0 million), partially offset by a decrease in prices (decreased revenues $0.7 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2007	2006	2007	2006
Residential	305,728	299,491	273,109	266,450
Commercial	38,334	37,797	32,245	31,724
Interruptible	—	—	41	40
Industrial	1,368	1,394	259	260
Public street and highway lighting	424	430	—	—

Total retail customers	345,854	339,112	305,654	298,474

The following table presents our utility resource costs for the three months ended March 31 (dollars in thousands):

	2007	2006
Electric resource costs:
Power purchased	$39,879	$43,918
Power cost amortizations, net of deferrals	6,662	10,179
Fuel for generation	34,131	25,327
Other fuel costs	10,896	34,457
Other regulatory amortizations, net	(2,354)	(2,033)
Other electric resource costs	2,850	2,556

Total electric resource costs	92,064	114,404

Natural gas resource costs:
Natural gas purchased	166,340	146,743
Natural gas amortizations, net of deferrals	8,490	9,463
Other regulatory amortizations, net	3,092	995

Total natural gas resource costs	177,922	157,201

Total resource costs	$269,986	$271,605

Power purchased decreased $4.0 million due to a decrease in the volume of power purchases (decreased costs $9.6 million) primarily due to increased thermal generation as well as decreased resource optimization activities as part of the process of balancing loads and resources. This was consistent with a decrease in wholesale sales. This was partially offset by an increase in the price of power purchases (increased costs $5.6 million) due to overall increases in wholesale markets.

Net amortization of deferred power costs was $6.7 million for the three months ended March 31, 2007 compared to $10.2 million for the three months ended March 31, 2006. During the first quarter of 2007, we recovered (collected as revenue) $9.1 million of previously deferred power costs in Washington and $1.3 million in Idaho. During the first quarter of 2007, we deferred $3.8 million of power costs in Idaho above the amount included in base retail rates. We did not defer any power costs in Washington during the first quarter of 2007, as power supply costs were within the $4.0 million deadband under the ERM.

Fuel for generation increased $8.8 million due to higher natural gas fuel prices and an increase in thermal generation volumes (particularly Coyote Springs 2).

Other fuel costs decreased $23.6 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to an increased percentage of fuel used in generation.

The expense for natural gas purchased for sale to customers increased $19.6 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, and partially due to a slight increase in retail sales volumes. During the first quarter of 2007, we amortized $8.5 million of deferred natural gas costs compared to $9.5 million for the first quarter of 2006.

AVISTA CORPORATION

Energy Marketing and Resource Management

The Energy Marketing and Resource Management segment primarily includes the results of Avista Energy. In April 2007, Avista Energy entered into a purchase and sale agreement to sell substantially all of its contracts and ongoing operations.

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

The following table presents our net realized gains and net unrealized gains (losses) from Avista Energy for the three months ended March 31 (dollars in thousands):

	2007	2006
Net realized gains	$12,615	$5,275
Net unrealized gains (losses)	(20,933)	6,140

Total gross margin (operating revenues less resource costs)	$(8,318)	$11,415

Overall segment results

The Energy Marketing and Resource Management segment had a net loss of $7.6 million for the three months ended March 31, 2007 compared to net income of $5.0 million for the three months ended March 31, 2006. These lower results from Avista Energy were primarily due to underperformance on the power side of the business and losses on a power purchase agreement related to the Lancaster Plant. The difference between the estimated market value and the required accounting for certain contracts and physical assets under management accounted for $3.5 million of Avista Energy’s net loss for the first quarter of 2007. Our net income for the first quarter of 2006 for this segment was increased by an estimated $2.6 million due to the effects of differences between the estimated market value and the required accounting for certain energy contracts and physical assets under management of Avista Energy.

Differences in the estimated market value and the required accounting for certain contracts and physical assets under management

Earnings from this segment are affected by the variability associated with the difference between the estimated market value and the required accounting for certain contracts and physical assets under management of Avista Energy as disclosed above. These operations are managed on an economic basis reflecting contracts and assets under management at estimated market value. Under SFAS No. 133, certain contracts, which are considered derivatives, economically hedge other contracts and physical assets under management, which are not considered derivatives. Our derivative contracts are generally recorded at estimated market value. Non-derivative contracts are generally accounted for at the lower of cost or market value. The accounting treatment does not affect the underlying cash flows or economics of our transactions. This difference between the estimated market value and the required accounting are generally reversed in future periods when market values change or when our contracts are settled or realized. However, the amount of the difference could increase or decrease prior to settlement due to changes in forward market prices. This primarily relates to Avista Energy’s management of natural gas inventory and its control of natural gas-fired generation through a power purchase agreement related to the Lancaster Plant. Please refer to the 2006 Form 10-K for a detailed discussion of these differences.

AVISTA CORPORATION

Analysis of operating revenues, resource costs and gross margin

Operating revenues decreased $32.1 million due to a decrease of $24.9 million in net trading margin on contracts accounted for under SFAS No. 133 and a $7.2 million decrease from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers).

Resource costs decreased $12.4 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, as well as decreased transportation and transmission costs.

Our gross margin (operating revenues less resource costs) from Avista Energy was a loss of $8.3 million for the three months ended March 31, 2007 compared to a gain of $11.4 million for the three months ended March 31, 2006. The decrease was primarily due to underperformance on the power side of the business, losses on the power purchase agreement for the Lancaster Plant, and the difference between the estimated market value and the required accounting for certain contracts and physical assets under management.

Our net realized gains from Avista Energy increased to $12.6 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. The increase in net realized gains was primarily due to increased net gains on settled financial transactions and decreased transmission and transportation fees.

Our total mark-to-market adjustment from this segment was a net unrealized loss of $20.9 million for the three months ended March 31, 2007 compared to a net unrealized gain of $6.1 million for the three months ended March 31, 2006.

Energy trading activities and positions

The following table summarizes information for trading activities at Avista Energy during the three months ended March 31, 2007 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2006	$34,044	$(507)	$33,537
Less contracts settled during 2007 (1)	(13,106)	491	(12,615)
Fair value of new contracts when entered into during 2007 (2)	—	—	—
Change in fair value due to changes in valuation techniques (3)	—	—	—
Change in fair value attributable to market prices and other market changes	(3,729)	(2,780)	(6,509)

Fair value of contracts as of March 31, 2007	$17,209	$(2,796)	$14,413

(1)	Contracts settled during 2007 include those contracts that were open in 2006 but settled during the three months ended March 31, 2007 as well as new contracts entered into and settled during 2007. Amount represents net realized gains associated with these settled transactions.
(2)	We did not enter into any origination transactions during the three months ended March 31, 2007 in which we recognized any dealer profit or mark-to-market gain or loss at inception.
(3)	During the three months ended March 31, 2007, we did not experience a change in fair value due to changes in valuation techniques.

The following table discloses summarized information related to valuation techniques and contractual maturities of energy commodity contracts at Avista Energy outstanding as of March 31, 2007 (dollars in thousands):

	Less than one year	Greater than one and less than three years	Greater than three and less than five years	Greater than five years	Total
Electric assets (liabilities), net
Prices from other external sources (1)	$12,829	$24,599	$—	$—	$37,428
Fair value based on valuation models (2)	(873)	(720)	(835)	(17,791)	(20,219)

Total electric assets (liabilities), net	$11,956	$23,879	$(835)	$(17,791)	$17,209

Natural gas assets (liabilities), net
Prices from other external sources (1)	$(2,939)	$1,856	$—	$—	$(1,083)
Fair value based on valuation models (3)	(897)	(770)	(46)	—	(1,713)

Total natural gas assets (liabilities), net	$(3,836)	$1,086	$(46)	$—	$(2,796)

AVISTA CORPORATION

(1)	We determined fair value based upon actively traded, “over-the-counter” market quotes received from third party brokers. These market quotes are used through 36 months.
(2)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. Our internally developed market curves are determined using a production cost model with inputs for assumptions related to power prices (including, without limitation, natural gas prices, generation on-line, transmission constraints, future demand and weather). We perform frequent stress tests on the valuation of the portfolio. While consistent valuation methodologies and updates to the assumptions are used to capture current market information, changes in these methodologies or underlying assumptions could result in significantly different fair values and income recognition. These same pricing techniques and stress tests are used to evaluate a contract prior to taking a position.
(3)	Represents contracts for delivery at basis locations not actively traded in the “over-the-counter” markets. In addition, this includes all contracts with a delivery period greater than 36 months, for which active quotes are not available. Our internally developed market curves are based upon published New York Mercantile Exchange prices, as well as basis spreads using historical and broker estimates.

Advantage IQ

Net income for Advantage IQ was $1.6 million for the three months ended March 31, 2007 compared to $1.4 million for the three months ended March 31, 2006. Operating revenues increased $1.9 million and operating expenses increased $1.7 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base as well as an increase in interest earnings on funds held for customers. Advantage IQ has over 370 customers representing 211,000 billed sites in North America. The number of billed sites increased by 29,000, or 16 percent, from March 31, 2006. The increase in interest earnings on funds held for customers was due in part to an increase in interest rates. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base.

Other Business Segment

Net income from this business segment was $0.2 million for the three months ended March 31, 2007 compared to a net loss of $1.1 million for the three months ended March 31, 2006. Operating revenues decreased $0.8 million and operating expenses decreased $1.3 million. Net income for AM&D was $0.1 million for each of the first quarter of 2007 and 2006. With respect to overall segment results, the improvement was due to:

•	the accrual for an environmental liability in the first quarter of 2006, and

•	gains on certain long-term venture fund investments in this segment in the first quarter of 2007 compared to losses in the first quarter of 2006.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a cumulative effect on our financial condition and results of operations. See Notes 2 and 8 of the Notes to Consolidated Financial Statements for further information.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2006 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the three months ended March 31, 2007, positive cash flows from operating activities of $90.3 million were used to fund the majority of our cash requirements. These cash requirements included utility property capital expenditures of $40.6 million, debt maturities of $12.3 million and dividends of $7.6 million. As cash flows from operating activities and other sources of cash inflows exceeded other funding requirements, our total debt decreased $15.8 million during the first quarter of 2007.

Operating Activities Net cash provided by operating activities was $90.3 million for the three months ended March 31, 2007 compared to $107.1 million for the three months ended March 31, 2006. Net cash provided by working capital components was $26.6 million for the three months ended March 31, 2007, compared to $46.0 million for the three months ended March 31, 2006. The net cash provided during the three months ended March 31, 2007 primarily reflects positive cash flows from:

•	accounts receivable (representing net cash received from our customers),

•	materials and supplies, fuel stock and natural gas stored (representing the seasonal drawdown of natural gas inventory),

•	other current assets (representing a net decrease in income taxes receivable), and

•	other current liabilities (representing an increase in interest accrued).

This cash provided was partially offset by negative cash flows from:

•	accounts payable (representing net cash paid to our vendors),

•	a decrease in the amount outstanding under our revolving accounts receivable sales facility, and

•	cash deposits with counterparties (representing cash posted as collateral at Avista Energy).

The net cash provided during the three months ended March 31, 2006 primarily reflected positive cash flows from:

•	accounts receivable (representing net cash received from customers),

•	other current liabilities (primarily due to an increase in funds held for customers at Avista Advantage), and

•	cash deposits with counterparties (representing cash returned that was deposited as collateral funds at Avista Energy).

This was partially offset by a decrease in accounts payable (representing net cash paid to vendors).

Significant non-cash items included $14.9 million of power and natural gas cost amortizations, net of deferrals, for the first quarter of 2007, a decrease from $19.4 million for the first quarter of 2006 primarily due to a decrease in recoveries of previously deferred costs from customers. Significant changes in non-cash items also included a $27.0 million change in the unrealized gain or loss on energy commodity derivatives, representing the change to an unrealized loss of $20.9 million on energy trading activities for the first quarter of 2007 as compared to an unrealized gain of $6.1 million for the first quarter of 2006.

Investing Activities Net cash used in investing activities was $39.2 million for the three months ended March 31, 2007, an increase compared to $16.4 million for the three months ended March 31, 2006. This was primarily due to an increase in utility property capital expenditures in 2007 and other cash inflows in the first quarter of 2006, which included the receipt of $5.5 million from our sale of a claim against an affiliate of Enron Corporation related to the construction of Coyote Springs 2 and proceeds from asset sales of $6.8 million (primarily for a turbine at Avista Power).

Financing Activities Net cash used in financing activities was $22.3 million for the three months ended March 31, 2007 compared to $45.5 million for the three months ended March 31, 2006. During the first quarter of 2007, our short-term borrowings decreased $4.0 million, which reflects a decrease in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $7.6 million (or 14.5 cents per share) for the first quarter of 2007 from $6.8 million (or 14 cents per share) for the first quarter of 2006. Debt maturities were $12.3 million for the first quarter of 2007.

During the three months ended March 31, 2006, short-term borrowings decreased $40.0 million, which reflected a decrease in the amount of debt outstanding under our committed line of credit.

AVISTA CORPORATION

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

Avista Energy has entered into a purchase and sale agreement to sell substantially all of its contracts and ongoing operations to Coral Energy. Proceeds from the sale of Avista Energy’s net assets to Coral Energy and liquidation of Avista Energy’s remaining net assets (primarily receivables, restricted cash and deposits with counterparties) are expected to result in total proceeds of approximately $175 million. Over time, we plan to redeploy the majority of the proceeds from the transaction into our regulated utility operations by reducing debt and investing in capital assets.

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

We will continue to periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align our earned returns with those allowed by regulators. We filed a general rate case in Washington in April 2007 requesting general rate increases averaging 15.9 percent for electric and 2.3 percent for natural gas. This is designed to increase annual electric revenues by $51.1 million and annual natural gas revenues by $4.5 million. See further details in the section “Avista Utilities—Regulatory Matters.”

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

We monitor the potential liquidity impacts of increasing energy commodity prices for both our utility operations (Avista Utilities) and our energy marketing and resource management operations (Avista Energy). We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices through our:

•	current cash and cash equivalents,

•	$320.0 million committed line of credit at Avista Corp. (Avista Utilities), and

•	$145.0 million committed line of credit at Avista Energy (through the expected closing of its operations).

Our utility has regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect our cash flow and liquidity until such costs, with interest, are recovered from customers.

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$14,607	0.7%	$26,605	1.3%
Short-term borrowings	—	—	4,000	0.2
Long-term debt to affiliated trusts	113,403	5.6	113,403	5.6
Long-term debt	950,053	46.8	949,854	46.6

Total debt	1,078,063	53.1	1,093,862	53.7
Preferred stock-cumulative (including current portion)	26,250	1.3	26,250	1.3

Total liabilities	1,104,313	54.4	1,120,112	55.0
Stockholders’ equity	927,274	45.6	916,846	45.0

Total	$2,031,587	100.0%	$2,036,958	100.0%

Our total debt decreased $15.8 million during the first quarter of 2007 primarily due to:

•	the payment of maturing debt with operating cash flows and other sources of funds, and

•	a decrease in the amount outstanding on our committed line of credit.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other requirements. Our stockholders’ equity increased $10.4 million during the first quarter of 2007 primarily due to net income and other comprehensive income, partially offset by dividends.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities and cash generated by the Avista Energy transaction (including the sale of net assets to Coral Energy and liquidation of net current assets not sold to Coral Energy) are expected to be the primary sources of funds for operating needs, dividends, capital expenditures, as well as maturing long-term debt and preferred stock for 2007. Borrowings under our $320.0 million committed line of credit may supplement these funds to the extent necessary.

We have $358 million of long-term debt maturities and mandatory preferred stock redemptions in 2007 and 2008. Our forecasts indicate that we will need to issue new securities to fund a portion of these requirements in 2008. Proceeds from the expected Avista Energy transaction should reduce our need to issue new securities in 2008. In 2004, we entered into forward-starting interest rate swap agreements effectively locking in market fixed interest rates, which were relatively low compared to historical interest rates, for $125 million of our forecasted debt issuances in 2008.

We have a $320.0 million committed line of credit agreement with various banks with an expiration date of April 5, 2011. Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of March 31, 2007, we did not have any borrowings outstanding, a decrease from $4.0 million as of December 31, 2006. As of March 31, 2007, there were $45.3 million in letters of credit outstanding, a decrease from $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2007, we were in compliance with this covenant with a ratio of 2.45 to 1. The committed line of credit agreement also has a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at the end of any fiscal quarter. This ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in our corporate organization (see Note 13) and December 31, 2007. As of March 31, 2007, we were in compliance with this covenant with a ratio of 53.1 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

AVISTA CORPORATION

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of March 31, 2007, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

As further discussed at “Avista Utilities - Regulatory Matters,” in December 2005, the WUTC issued an order approving the settlement agreement reached in our Washington general rate case with certain conditions. We agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the implementation of our holding company structure. One of the conditions provides for the same utility equity components that are required in our Washington general rate case. If we do not meet those targets, it could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. We have also entered into a settlement agreement in Washington related to our proposed holding company formation. In this settlement agreement, we have committed to increase the utility equity component to 40 percent by June 30, 2008. However, the provision to reduce base rates by 2 percent does not apply if we fail to meet this target. The utility equity component was 39.5 percent as of March 31, 2007. We should be able to meet these equity targets through expected earnings and proceeds from the Avista Energy transaction.

In December 2006, we entered into a sales agency agreement with a sales agent, to issue up to 2 million shares of our common stock from time to time. Due to the expected proceeds from the sale and liquidation of Avista Energy’s assets, we are not currently planning to issue any shares under this agreement.

Off-Balance Sheet Arrangements

Avista Receivables Corporation (ARC) is our wholly owned, bankruptcy-remote subsidiary formed for the purpose of acquiring or purchasing interests in certain of our accounts receivable, both billed and unbilled. On March 19, 2007, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 20, 2007 to March 17, 2008. The Receivables Purchase Agreement was originally entered into on May 29, 2002 and provides us with cost-effective funds for:

•	working capital requirements,

•	capital expenditures, and

•	other general corporate needs.

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our $320.0 million committed line of credit. As of March 31, 2007, we had sold $68.0 million in accounts receivable under this revolving agreement.

Credit Ratings

The following table summarizes our credit ratings as of May 3, 2007:

	Standard & Poor’s	Moody’s	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II (1)
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III (1)
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Positive (2)	Stable	Positive

(1)	Only assets are subordinated debentures of Avista Corporation.
(2)	Changed to positive from stable in April 2007.

AVISTA CORPORATION

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Pension Plan

As of March 31, 2007, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $15 million to the pension plan in 2006. We are planning to contribute $15 million to the pension plan in 2007 ($3.75 million was contributed during the first quarter of 2007). Our total pension plan contributions were $73 million from 2002 through the first quarter of 2007.

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

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock contained in our Restated Articles of Incorporation, as amended, and to long-term debt contained in various indentures. Covenants under the 9.75 percent Senior Notes that mature in 2008 limit our ability to increase common stock cash dividends to no more than 5 percent over the previous quarter, unless certain conditions are met related to restricted payments. As of March 31, 2007, we are meeting the conditions that would allow us to increase the common stock cash dividend in excess of 5 percent over the previous quarter.

As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the implementation of our holding company structure. One of the conditions requires IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. Furthermore, we have entered into a similar agreement with the WUTC Staff. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent.

Avista Energy holds a significant portion of cash and cash equivalents reflected on our Consolidated Balance Sheets. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy’s cash and restricted cash will be available for dividends to Avista Capital following the sale of contracts to Coral Energy and the liquidation of Avista Energy’s remaining net assets. We are expecting to generate approximately $175 million in cash proceeds from the transaction including the liquidation of Avista Energy’s net current assets not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties).

Avista Utilities Operations

As of March 31, 2007, we had $2.0 million of restricted cash at Avista Corp. /Avista Utilities. The restricted cash relates to deposits for interest rate swap agreements.

Our utility held cash deposits from other parties in the amount of $38.8 million as of March 31, 2007, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

AVISTA CORPORATION

See “Notes 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to our financing activities.

Energy Marketing and Resource Management (Avista Energy) Operations

Avista Energy, and its subsidiary, Avista Energy Canada, as co-borrowers, have a committed credit agreement with a group of banks in the aggregate amount of $145.0 million with an expiration date of July 12, 2007. Avista Energy anticipates that the credit agreement will be extended if necessary and terminated with the closing of the sale of contracts and ongoing operations to Coral Energy. This committed credit facility provides for the issuance of letters of credit to secure contractual obligations to counterparties and for cash advances. This facility is secured by the assets of Avista Energy and Avista Energy Canada, and guaranteed by Avista Capital and by CoPac Management, Inc., a wholly owned subsidiary of Avista Energy Canada. The maximum amount of credit extended by the banks for the issuance of letters of credit is the subscribed amount of the facility less the amount of outstanding cash advances, if any. The maximum amount available for cash advances under the credit agreement is $50.0 million. No cash advances were outstanding as of March 31, 2007. Letters of credit in the aggregate amount of $20.6 million were outstanding as of March 31, 2007. The cash deposits of Avista Energy at the respective banks collateralized these letters of credit as of March 31, 2007, which is reflected as restricted cash on our Consolidated Balance Sheets.

Avista Energy’s credit agreement contains covenants and default provisions, including covenants to maintain “minimum net working capital” and “minimum net worth,” as well as a covenant limiting the amount of indebtedness that the co-borrowers may incur. The credit agreement also contains covenants and other restrictions related to the co-borrowers’ trading limits and positions, including VAR limits, restrictions with respect to changes in risk management policies or volumetric limits, and limits on exposure related to hourly and daily trading of electricity. These covenants, certain counterparty agreements and market liquidity conditions result in Avista Energy maintaining certain levels of cash and therefore effectively limit the amount of cash dividends that are available for distribution to Avista Capital and ultimately to Avista Corp. Avista Energy was in compliance with the covenants of its credit agreement as of March 31, 2007.

Avista Capital provides guarantees for Avista Energy’s credit agreement (see discussion above) and, in the course of business, may provide performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital is only liable for the outstanding portion of the performance guarantee, which was $32.5 million as of March 31, 2007. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $366.9 million as of March 31, 2007.

As part of its cash management practices and operations, Avista Energy from time to time makes unsecured short-term loans to its parent, Avista Capital. Avista Capital’s Board of Directors has limited the total outstanding indebtedness to no more than $45.0 million. Further, as required under Avista Energy’s credit facility, such loans cannot be outstanding longer than 90 days without being repaid. During the first quarter of 2007, Avista Energy’s maximum total outstanding short-term loan to Avista Capital was $26.0 million. As of March 31, 2007, all outstanding loans including accrued interest had been repaid.

Avista Energy manages collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $85.4 million as of March 31, 2007, an increase from $79.5 million as of December 31, 2006. Avista Energy held cash deposits from other parties in the amount of $2.2 million as of March 31, 2007, which is included in deposits from counterparties on our Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral. Such deposits to and from counterparties will be returned following the sale of Avista Energy’s contracts to Coral Energy.

As of March 31, 2007, Avista Energy had $52.9 million in cash, as well as $24.2 million of restricted cash.

Contractual Obligations

During the three months ended March 31, 2007, our future contractual obligations have not changed materially from the amounts disclosed in the 2006 Form 10-K with the following exceptions:

The amount outstanding under our revolving accounts receivable sales financing facility decreased from $85.0 million as of December 31, 2006 to $68.0 million as of March 31, 2007. In March 2007, the termination date of this facility was extended from March 20, 2007 to March 17, 2008.

AVISTA CORPORATION

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of March 31, 2007 (dollars in millions):

For the 12-month period ended March 31,	2008	2009	2010	2011	2012	Thereafter
Energy purchase contracts	$418	$263	$215	$158	$35	$357

Avista Energy also has sales commitments related to these contractual obligations in future periods. The majority of these contractual commitments will be assumed by Coral Energy.

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

Our business risk has not materially changed during the three months ended March 31, 2007. However, our risk profile related to Avista Energy’s operations is expected to change with the closing of the sale of contracts and ongoing operations to Coral Energy. Please refer to the 2006 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight

In our utility operation and at Avista Energy, we use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have risk management policies and procedures to manage these risks, both qualitative and quantitative. Please refer to the 2006 Form 10-K for discussion of risk management policies and procedures.

Quantitative Risk Measurements

Avista Energy measures the risk in its electric and natural gas portfolio daily utilizing a Value-at-Risk (VAR) model, which monitors its risk in comparison to established thresholds. Please refer to the 2006 Form 10-K for further discussion of the VAR model. As of March 31, 2007, Avista Energy’s estimated potential one-day unfavorable impact on gross margin as measured by VAR was $0.4 million, compared to $0.4 million as of December 31, 2006. The average daily VAR for the three months ended March 31, 2007 was $0.7 million. The high daily VAR was $1.1 million and the low daily VAR was $0.3 million during the three months ended March 31, 2007. Avista Energy was in compliance with its one-day VAR limits during the three months ended March 31, 2007. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed predicted limits.

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

AVISTA CORPORATION

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

We continue to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas requirements. In particular, a greenhouse gas bill has been passed by the legislature in the state of Washington and bills have been introduced in the U. S. Senate and House of Representatives.

The greenhouse gas bill passed by the legislature in the state of Washington would place significant restrictions on greenhouse gas emissions from any new generation plants built in the state of Washington. Furthermore, utilities would be prevented from entering into contracts to purchase energy produced by plants in other states that do not meet the same restrictions. Currently, the only type of thermal generating plants that meet these restrictions are combined-cycle natural gas-fired generation turbines. This greenhouse gas bill sets goals to reduce emissions in the state of Washington to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050.

Greenhouse gas requirements could result in significant costs for us to comply with restrictions on carbon dioxide or other greenhouse gas emissions. Such requirements could also preclude us from developing certain types of generating plants, including coal-fired plants.

Initiative Measure 937 (I-937) was passed into law through the General Election in Washington in November 2006. I-937 requires certain investor-owned, cooperative, and government-owned electric utilities (including Avista Corp.) to acquire new renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets beginning in 2012. Failure to comply with renewable energy and conservation standards will result in penalties of at least $50 per MWh being assessed against a utility for each MWh it is deficient in meeting a standard. A utility would be deemed to comply with the renewable energy standard if it invests at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable resources and/or renewable credits. Our most recent Electric Integrated Resource Plan (IRP) includes the acquisition of additional renewable resources such that, if the IRP is implemented, we would be compliant with the requirement by 2020 assuming that such renewable resources were cost effective. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes.

For other environmental issues and other contingencies see “Note 12 of the Notes to Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: – Business Risk and – Risk Management,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Energy Marketing and Resource Management – Energy trading activities and positions,” and “Note 6 of the Notes to Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the

AVISTA CORPORATION

Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” which is incorporated by reference.

Item 1A. Risk Factors

Please refer to the 2006 Form 10-K for disclosure of risk factors that could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2006 Form 10-K.

Our risk factors related to Avista Energy’s operations are expected to change with the closing of the sale of contracts and ongoing operations to Coral Energy as many of the risk factors specifically related to Avista Energy would be eliminated.

In addition to these risk factors, please also see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 6. Exhibits

10.1	Purchase and Sale Agreement by and among Avista Energy, Inc. and Avista Energy Canada, Ltd. as Sellers and Coral Energy Holding, L.P., Coral Energy Resources, L.P., Coral Power, L.L.C. and Coral Energy Canada Inc. as Purchasers dated as of April 16, 2007*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: May 4, 2007	/s/ Malyn K. Malquist
Malyn K. Malquist
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)