Form 10-Q
period 2007-06-30
AVISTA CORP
filed 2007-08-08
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 52,828,118 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

	2007	2006
Operating Revenues:
Utility revenues	$267,997	$258,076
Non-utility energy marketing and trading revenues	19,398	14,315
Other non-utility revenues	16,610	15,003

Total operating revenues	304,005	287,394

Operating Expenses:
Utility operating expenses:
Resource costs	135,520	122,086
Other operating expenses	50,191	48,218
Depreciation and amortization	21,298	20,111
Taxes other than income taxes	15,050	18,323
Non-utility operating expenses:
Resource costs	18,386	18,196
Other operating expenses	22,172	16,569
Depreciation and amortization	1,170	1,313

Total operating expenses	263,787	244,816

Income from operations	40,218	42,578

Other Income (Expense):
Interest expense	(20,234)	(22,209)
Interest expense to affiliated trusts	(1,817)	(1,765)
Capitalized interest	1,258	645
Other income-net	3,547	2,078

Total other income (expense)-net	(17,246)	(21,251)

Income before income taxes	22,972	21,327
Income taxes	8,789	7,868

Net income	$14,183	$13,459

Weighted-average common shares outstanding (thousands), basic	52,775	48,958
Weighted-average common shares outstanding (thousands), diluted	53,313	49,694
Total earnings per common share, basic (Note 11)	$0.27	$0.27

Total earnings per common share, diluted (Note 11)	$0.26	$0.27

Dividends paid per common share	$0.150	$0.140

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

	2007	2006
Operating Revenues:
Utility revenues	$682,263	$681,366
Non-utility energy marketing and trading revenues	48,807	75,857
Other non-utility revenues	32,122	29,373

Total operating revenues	763,192	786,596

Operating Expenses:
Utility operating expenses:
Resource costs	405,506	393,691
Other operating expenses	99,232	93,945
Depreciation and amortization	42,388	41,091
Taxes other than income taxes	39,045	40,389
Non-utility operating expenses:
Resource costs	56,113	68,323
Other operating expenses	39,308	32,880
Depreciation and amortization	2,445	2,761

Total operating expenses	684,037	673,080

Income from operations	79,155	113,516

Other Income (Expense):
Interest expense	(40,607)	(44,354)
Interest expense to affiliated trusts	(3,627)	(3,469)
Capitalized interest	2,374	1,170
Other income-net	7,258	4,553

Total other income (expense)-net	(34,602)	(42,100)

Income before income taxes	44,553	71,416
Income taxes	16,276	26,385

Net income	$28,277	$45,031

Weighted-average common shares outstanding (thousands), basic	52,736	48,877
Weighted-average common shares outstanding (thousands), diluted	53,324	49,498
Total earnings per common share, basic (Note 11)	$0.54	$0.92

Total earnings per common share, diluted (Note 11)	$0.53	$0.91

Dividends paid per common share	$0.295	$0.280

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

	2007	2006
Net income	$14,183	$13,459

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	896	428
Reclassification adjustment for foreign currency translation adjustment included in loss on sale of contracts	(2,379)	—
Unrealized gains on interest rate swap agreements - net of taxes of $1,606 and $1,419	2,983	2,635
Change in unfunded benefit obligation for pensions and other postretirement benefit plans, net of taxes of $29	53	—
Unrealized losses on derivative commodity instruments - net of taxes of $(997) and $(873)	(1,851)	(1,622)
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(97) and $(156)	(180)	(289)
Reclassification adjustment for realized gains on derivative commodity instruments included in loss on sale of contracts, net of taxes of $464	862	—
Unrealized investment losses - net of taxes of $(11)	—	(21)

Total other comprehensive income	384	1,131

Comprehensive income	$14,567	$14,590

For the Six Months Ended June 30 Dollars in thousands

	2007	2006
Net income	$28,277	$45,031

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	1,010	410
Reclassification adjustment for foreign currency translation adjustment included in loss on sale of contracts	(2,379)	—
Unrealized gains on interest rate swap agreements - net of taxes of $1,634 and $3,466	3,035	6,436
Change in unfunded benefit obligation for pensions and other postretirement benefit plans, net of taxes of $156	289	—
Unrealized gains (losses) on derivative commodity instruments - net of taxes of $(324) and $230	(602)	427
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(136) and $(491)	(253)	(912)
Reclassification adjustment for realized gains on derivative commodity instruments included in loss on sale of contracts, net of taxes of $464	862	—
Unrealized investment losses - net of taxes of $(9)	—	(17)

Total other comprehensive income	1,962	6,344

Comprehensive income	$30,239	$51,375

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2007	December 31, 2006
		(as restated see Note 14)
Assets:
Current Assets:
Cash and cash equivalents	$103,302	$28,242
Restricted cash	3,621	29,903
Accounts and notes receivable-less allowances of $42,418 and $42,360	187,639	286,150
Energy commodity derivative assets	—	343,726
Utility energy commodity derivative assets	10,410	10,828
Regulatory asset for utility derivatives	17,977	62,650
Funds held for customers	89,752	90,134
Deposits with counterparties	31,064	79,477
Materials and supplies, fuel stock and natural gas stored	29,437	42,425
Deferred income taxes	20,479	10,932
Other current assets	67,508	47,807

Total current assets	561,189	1,032,274

Net Utility Property:
Utility plant in service	2,990,655	2,938,456
Construction work in progress	133,033	103,226

Total	3,123,688	3,041,682
Less: Accumulated depreciation and amortization	856,070	826,645

Total net utility property	2,267,618	2,215,037

Other Property and Investments:
Investment in exchange power-net	29,808	31,033
Non-utility properties and investments-net	57,505	60,301
Non-current energy commodity derivative assets	—	313,300
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	18,460	15,594

Total other property and investments	119,176	433,631

Deferred Charges:
Regulatory assets for deferred income taxes	103,363	105,935
Regulatory assets for pensions and other postretirement benefits	52,814	54,192
Other regulatory assets	34,518	31,752
Non-current utility energy commodity derivative assets	31,960	25,575
Power and natural gas deferrals	77,025	97,792
Unamortized debt expense	43,275	46,554
Other deferred charges	14,192	13,766

Total deferred charges	357,147	375,566

Total assets	$3,305,130	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	June 30, 2007	December 31, 2006
		(as restated see Note 14)
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$179,589	$286,099
Energy commodity derivative liabilities	—	313,499
Customer fund obligations	89,752	90,134
Deposits from counterparties	50,110	41,493
Current portion of long-term debt	307,720	26,605
Current portion of preferred stock-cumulative	26,250	26,250
Short-term borrowings	16,000	4,000
Interest accrued	15,455	11,595
Utility energy commodity derivative liabilities	28,387	73,478
Other current liabilities	71,088	72,056

Total current liabilities	784,351	945,209

Long-term debt	655,377	949,854

Long-term debt to affiliated trusts	113,403	113,403

Other Non-Current Liabilities and Deferred Credits:
Non-current energy commodity derivative liabilities	—	309,990
Regulatory liability for utility plant retirement costs	203,242	197,712
Non-current regulatory liability for utility derivatives	27,961	15,400
Pensions and other postretirement benefits	99,120	103,604
Deferred income taxes	425,199	459,756
Other non-current liabilities and deferred credits	69,887	47,055

Total other non-current liabilities and deferred credits	825,409	1,133,517

Total liabilities	2,378,540	3,141,983

Commitments and Contingencies (See Notes to Consolidated Financial Statements)

Stockholders' Equity:
Common stock, no par value; 200,000,000 shares authorized; 52,826,120 and 52,514,326 shares outstanding	720,349	715,620
Accumulated other comprehensive loss	(15,854)	(17,816)
Retained earnings	222,095	216,721

Total stockholders' equity	926,590	914,525

Total liabilities and stockholders' equity	$3,305,130	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

	2007	2006
Operating Activities:
Net income	$28,277	$45,031
Non-cash items included in net income:
Depreciation and amortization	44,833	43,852
Benefit for deferred income taxes	(17,143)	(16,469)
Power and natural gas cost amortizations, net of deferrals	23,591	41,369
Amortization of debt expense	3,263	3,847
Unrealized loss on energy commodity derivatives	24,594	9,938
Other	773	(8,390)
Changes in working capital components:
Accounts and notes receivable	98,453	292,355
Materials and supplies, fuel stock and natural gas stored	(8,280)	(4,266)
Deposits with counterparties	48,413	(11,658)
Other current assets	2,060	(42,098)
Accounts payable	(101,949)	(276,927)
Deposits from counterparties	8,617	39,489
Other current liabilities	2,510	45,874

Net cash provided by operating activities	158,012	161,947

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(92,626)	(73,278)
Proceeds from sale of utility property claim	—	5,484
Other capital expenditures	(1,989)	(1,523)
Decrease (increase) in restricted cash	26,282	(14,506)
Changes in other property and investments	(2,863)	(2,078)
Proceeds from property sales	215	7,709

Net cash used in investing activities	(70,981)	(78,192)

Financing Activities:
Increase (decrease) in short-term borrowings	12,000	(56,494)
Redemption and maturity of long-term debt	(12,290)	(7,639)
Premiums paid for the redemption of long-term debt	—	(355)
Cash dividends paid	(15,577)	(13,661)
Issuance of common stock	3,354	4,973
Other	542	(647)

Net cash used in financing activities	(11,971)	(73,823)

Net increase in cash and cash equivalents	75,060	9,932

Cash and cash equivalents at beginning of period	28,242	25,917

Cash and cash equivalents at end of period	$103,302	$35,849

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$37,111	$46,072
Income taxes	28,742	36,944
Non-cash financing and investing activities:
Liability to subsidiary minority shareholders	11,567	—

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2006 Form 10-K for definitions of terms such as capacity, energy and therm.

The Company has restated its Consolidated Balance Sheet as of December 31, 2006 for immaterial adjustments as described in Note 14.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments, including Avista Energy, Inc. (Avista Energy) and Advantage IQ, Inc. (Advantage IQ). Avista Energy was an electricity and natural gas marketing, trading and resource management business. On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. See Note 15 for business segment information.

The Company’s operations are exposed to risks including, but not limited to:

•	market prices and supply of wholesale energy, which the Company purchases and sells, including power, fuel and natural gas,

•	regulatory allowance of the recovery of power and natural gas costs, operating costs and capital investments,

•	streamflow and weather conditions,

•	the effects of changes in legislative and governmental regulations, including restrictions on emissions from generating plants and requirements for the acquisition of new resources,

•	changes in regulatory requirements,

•	availability of generation facilities,

•	competition,

•	technology, and

•	availability of funding.

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

AVISTA CORPORATION

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	$3,911	$2,279	$6,386	$4,183
Interest on power and natural gas deferrals	1,026	1,588	2,228	3,494
Net gain (loss) on investments	1	43	445	(390)
Other expense	(2,375)	(2,512)	(3,786)	(3,964)
Other income	984	680	1,985	1,230

Total	$3,547	$2,078	$7,258	$4,553

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consisted of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustment	$—	$1,369
Unfunded benefit obligation for pensions and other postretirement benefit plans	(15,543)	(15,832)
Unrealized loss on interest rate swap agreements	(311)	(3,346)
Unrealized loss on derivative commodity instruments	—	(7)

Total accumulated other comprehensive loss	$(15,854)	$(17,816)

Assets Held for Sale

Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of June 30, 2007 and December 31, 2006, assets held for sale of $3.5 million primarily included turbines and related equipment at Avista Utilities, which is included in other current assets on the Consolidated Balance Sheets. There were not any liabilities held for sale as of June 30, 2007 and December 31, 2006. See Note 3 regarding the sale of substantially all of the contracts and ongoing operations of Avista Energy on June 30, 2007.

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

If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

The Company’s primary regulatory assets include:

•	power and natural gas deferrals,

•	investment in exchange power,

•	regulatory asset for deferred income taxes,

•	unamortized debt expense,

•	assets offsetting net utility energy commodity derivative liabilities (see Note 5 for further information),

•	demand side management programs,

AVISTA CORPORATION

•	conservation programs, and

•	unfunded pensions and other postretirement benefits.

Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

Regulatory liabilities include:

•	utility plant retirement costs,

•	liabilities created when the Centralia Power Plant was sold,

•	liabilities offsetting net utility energy commodity derivative assets (see Note 5 for further information), and

•	the gain on the general office building sale/leaseback.

Those items without a specific line on the Consolidated Balance Sheets are included in other current liabilities and other non-current liabilities and deferred credits.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the evaluation of a tax position as a two-step process. First, the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, it is then measured and recorded at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 in the first quarter of 2007 (effective January 1, 2007). The adoption of FIN 48 did not have a cumulative effect on the Company’s financial statements. See Note 8 for further information.

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

NOTE 3. DISPOSITION OF AVISTA ENERGY

On June 30, 2007, Avista Energy and Avista Energy Canada, Ltd. (Avista Energy Canada) completed the sale of substantially all of their contracts and ongoing operations to Coral Energy Holding, L.P. (Coral Energy), a subsidiary of the Shell Group of Companies, as well as to certain other subsidiaries of Coral Energy.

The transaction was completed through the purchase and sale agreement and certain other ancillary agreements. As consideration for the assets acquired (net of liabilities assumed), the purchase price paid by Coral Energy was calculated on the closing date as the sum of the following:

•	the net trade book value of contracts acquired,

•	the market value of the natural gas inventory, and

•	the net book value of the tangible fixed assets acquired.

Proceeds from the transaction included cash consideration for the net assets acquired by Coral Energy and the liquidation of the remaining net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties, the majority of which will be liquidated within 60 days). On July 2, 2007, Avista Energy received $34.4 million from Coral Energy based on the value of the net assets sold as of May 31, 2007. This amount was adjusted and Avista Energy paid Coral Energy $4.5 million on August 2, 2007 based on

AVISTA CORPORATION

the determination of final market values and other closing adjustments as of June 30, 2007. The pre-tax net loss on the transaction was $4.2 million, which is included in non-utility other operating expenses in the Consolidated Statements of Income for the three and six months ended June 30, 2007. The net loss on the transaction increased from March 31, 2007 primarily due to a decrease in the market value of natural gas inventory and changes in the value of certain hedging contracts.

In addition to the cash proceeds received from Coral Energy, Avista Energy has liquidated substantially all of its remaining net current assets through July 31, 2007. Over time, Avista Corp. plans to redeploy into its regulated utility operations the majority of the approximate $170 million of total proceeds either received from Coral Energy or realized from the liquidation of the remaining net current assets of Avista Energy.

Assets and liabilities excluded from the sale and retained or liquidated by Avista Energy include:

•	cash,

•

certain agreements, including electric transmission, natural gas transportation and a power purchase agreement, related to a 270 MW natural gas-fired combined cycle combustion turbine plant located in Idaho (Lancaster Plant), for periods after December 31, 2009 through 2026,

•	storage rights at a natural gas facility located in Washington (Jackson Prairie) for periods after April 30, 2011,

•	accounts receivable,

•	certain software, hardware, licenses and permits,

•	accounts payable,

•	tax obligations,

•	cash deposits with and from counterparties,

•	litigation matters (including matters related to western energy markets), and

•	certain employment agreements and employee related obligations.

Certain assets of Avista Energy with a net book value of approximately $25 million will not be liquidated within 60 days. These primarily include natural gas storage and deferred tax assets. The Company expects that the natural gas storage will ultimately be transferred to Avista Utilities, subject to future regulatory approval by the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC). The Company also expects that the power purchase agreement for the Lancaster Plant for the period 2010 through 2026 will be transferred to Avista Utilities, subject to future regulatory approval.

In connection with the transaction, on June 30, 2007, Avista Energy and its affiliates entered into an Indemnification Agreement with Coral Energy and its affiliates. Under the Indemnification Agreement, Avista Energy and Coral Energy each agree to provide indemnification of the other and the other’s affiliates for certain events arising out of and matters described in the purchase and sale agreement entered into on April 16, 2007 and certain other transaction agreements. In general, such indemnification is not required unless and until a party’s claims exceed $150,000 and is limited to an aggregate amount of $30 million and a term of three years (except for agreements or transactions with terms longer than three years). These limitations do not apply to certain third party claims.

Avista Energy’s obligations under the Indemnification Agreement are guaranteed by Avista Capital pursuant to a Guaranty dated June 30, 2007. This Guaranty is limited to an aggregate amount of $30 million plus certain fees and expenses. Avista Capital has granted Coral Energy a security interest in 50 percent of Avista Capital’s common shares of Advantage IQ as collateral for its Guaranty. The aggregate obligations secured by this security interest will in no event exceed $25 million. Avista Capital may substitute collateral, such as cash or letters of credit, in place of the security interest in Advantage IQ’s common shares. This security interest in Advantage IQ’s common shares will terminate in 18 months (December 31, 2008) except to the extent of claims actually made prior to expiration of the 18-month period. The Guaranty will terminate April 30, 2011 except with respect to claims made prior to termination.

Avista Energy has made customary representations, warranties and covenants in the purchase and sale agreement. Avista Corp. and its subsidiaries have agreed that for a period of 60 calendar months beginning on the closing of the transaction (June 30, 2007), neither Avista Corp. nor any of its subsidiaries will form or participate through ownership or any alliance, or internally, develop capabilities to replicate the business activities of Avista Energy within the region of the Western Electric Coordinating Council. This restriction has certain exceptions primarily related to any assets or contracts retained by Avista Energy and any current corporate activities outside of Avista Energy, including any resource optimization or associated trading or hedging activities of the character currently being conducted by Avista Utilities, an operating division of Avista Corp., in the ordinary course of its regulated utility business (see Notes 5 and 6).

AVISTA CORPORATION

NOTE 4. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp., formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 19, 2007, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 20, 2007 to March 17, 2008. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 9). As of June 30, 2007, $66.0 million in accounts receivables were sold under this revolving agreement, a decrease from $85.0 million as of December 31, 2006.

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

Utility energy commodity derivatives consisted of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Current utility energy commodity derivative assets	$10,410	$10,828
Current utility energy commodity derivative liabilities	(28,387)	(73,478)

Net current regulatory asset	$(17,977)	$(62,650)

Non-current utility energy commodity derivative assets	$31,960	$25,575
Non-current utility energy commodity derivative liabilities	(3,999)	(10,175)

Net non-current regulatory liability	$27,961	$15,400

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

Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options in order to manage the various risks relating to these exposures, and Avista Energy engaged in the trading of such instruments. The Company uses a variety of techniques to manage risks for their energy resources and wholesale energy market activities. The Company has risk management policies and procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes the Company’s risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

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

Avista Energy

As disclosed in Note 3, on June 30, 2007, Avista Energy and Avista Energy Canada sold substantially all of their contracts and ongoing operations. Avista Energy’s results of operations are reflected in Avista Corp’s consolidated financial statements for the three and six months ended June 30, 2007.

Avista Energy implemented hedge accounting in accordance with SFAS No. 133. Specific natural gas and electric trading derivative contracts were designated as hedging instruments in cash flow hedging relationships. With the completion of the sale of substantially all contracts on June 30, 2007, hedge accounting at Avista Energy was terminated and the balance of accumulated other comprehensive loss was reclassified to earnings as part of the loss on the transaction.

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the six months ended June 30, 2007 (prior to the sale) was an unrealized loss of $24.6 million and is included in the Consolidated Statements of Income in non-utility energy marketing and trading revenues. The change in the fair value position for the six months ended June 30, 2006 was an unrealized loss of $9.9 million.

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

The Company established a Health Reimbursement Arrangement to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on employee’s years of service and the ending salary. The liability and expense of this plan are included as other postretirement benefits.

The Company provides death benefits to beneficiaries of executive officers who die during their term of office or after retirement. The liability and expense for this plan are included as other postretirement benefits. As disclosed in Note 14, the Company has restated prior financial statements to recognize the liability and costs of this plan.

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Three months ended June 30:
Service cost	$2,740	$2,495	$184	$175
Interest cost	4,766	4,231	541	416
Expected return on plan assets	(4,802)	(4,236)	(391)	(342)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	774	895	55	86

Net periodic benefit cost	$3,642	$3,549	$515	$461

Six months ended June 30:
Service cost	$5,480	$4,990	$320	$350
Interest cost	9,532	8,463	980	832
Expected return on plan assets	(9,604)	(8,472)	(782)	(684)
Transition obligation recognition	—	—	252	253
Amortization of prior service cost	328	327	—	—
Net loss recognition	1,543	1,742	112	171

Net periodic benefit cost	$7,279	$7,050	$882	$922

NOTE 8. ACCOUNTING FOR INCOME TAXES

As disclosed in Note 2, the Company adopted FIN 48 effective January 1, 2007, which did not have a cumulative effect on the Company’s financial statements.

The Company and its eligible subsidiaries file consolidated federal income tax returns. The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and California. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Internal Revenue Service (IRS) has examined the Company’s 2001, 2002 and 2003 federal income tax returns. Despite those tax years still remaining open, all issues have been resolved with the exception of the timing for the deductions of certain indirect

AVISTA CORPORATION

overhead costs. The IRS is currently conducting an examination of the Company’s 2004 and 2005 federal income tax returns. This examination could result in a change in the liability for uncertain tax positions. However, an estimate of the range of any such possible change cannot be made at this time. The Company does not believe that any open tax years with respect to state income taxes could result in any adjustments that would be significant to the consolidated financial statements.

In August 2005, the Treasury Department issued regulations and the IRS issued a revenue ruling that affects the tax treatment by Avista Corp. of certain indirect overhead expenses. Avista Corp. had previously made a tax election to currently deduct certain indirect overhead costs, starting with the 2002 tax return, that were capitalized for financial accounting purposes. This election allowed Avista Corp. to take tax deductions resulting in a total reduction of approximately $40 million in current tax liabilities for 2002, 2003 and 2004. These current tax benefits were deferred on the balance sheet in accordance with the provisions of SFAS No. 109 and did not affect net income.

Due to the revenue ruling and related regulations, the IRS has disallowed the tax deduction of indirect overhead expenses during their examination of the Company’s 2001, 2002 and 2003 federal income tax returns. The Company believes that the tax deductions claimed on tax returns were appropriate based on the applicable statutes and regulations in effect at the time. Avista Corp. appealed the proposed IRS adjustment on April 19, 2006. The Company’s appeal has been received and has been scheduled for review by the IRS Appeals Division starting later in 2007. The Company repaid a portion of the previous tax deductions through tax payments in 2005 and 2006. There can be no assurance that the Company’s position will prevail. However, it is not expected to have a significant effect on the Company’s net income.

The Company estimates that its liability for unrecognized tax benefits is $22.6 million at each of January 1, 2007 and June 30, 2007. With the adoption of FIN 48, this amount was reclassified from deferred income taxes to liability for unrecognized tax benefits. This liability primarily relates to the indirect overhead expenses described above, and the amount of this liability is included as other non-current liabilities and deferred credits on the Consolidated Balance Sheet as of June 30, 2007. The liability for unrecognized tax benefits would not affect the tax rate if recognized in 2007, as any adjustment to this tax item would be offset by an adjustment to current income tax expense. The liability for interest expense for unrecognized tax benefits as of January 1, 2007 was not material due to net operating loss and tax credit carryovers. The change in the liability for interest expense during the six months ended June 30, 2007 was not material. The Company has not accrued any penalties. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

NOTE 9. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company had $16.0 million of borrowings outstanding as of June 30, 2007 and $4.0 million of borrowings outstanding as of December 31, 2006. Total letters of credit outstanding were $44.3 million as of June 30, 2007 and $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2007, the Company was in compliance with this covenant with a ratio of 2.50 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. This ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in the Company’s corporate organization (see Note 13) and December 31, 2007. As of June 30, 2007, the Company was in compliance with this covenant with a ratio of 53.4 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp.

On June 30, 2007, Avista Energy and Avista Energy Canada, as co-borrowers, terminated a committed credit agreement with a group of banks in the aggregate amount of $145.0 million that had an expiration date of July 12, 2007. The credit agreement was terminated in connection with the closing of the sale of substantially all of the contracts and ongoing operations of Avista Energy and Avista Energy Canada as described at Note 3. There were not any early termination penalties incurred by Avista Energy or Avista Energy Canada.

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2007 and December 31, 2006 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2007	December 31, 2006
2007	Secured Medium-Term Notes	5.99%	$13,850	$13,850
2008	Secured Medium-Term Notes	6.06%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Pollution Control Bonds	5.00%	66,700	66,700
2034	Pollution Control Bonds	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		680,550	680,550

2007	Unsecured Medium-Term Notes	7.90%-7.94%	—	12,000
2008	Unsecured Senior Notes	9.75%	272,860	272,860
2023	Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		276,960	288,960

	Other long-term debt and capital leases		5,789	7,364

	Interest rate swaps		1,064	1,037

	Unamortized debt discount		(1,266)	(1,452)

	Total		963,097	976,459
	Current portion of long-term debt		(307,720)	(26,605)

	Total long-term debt		$655,377	$949,854

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$14,183	$13,459	$28,277	$45,031
Subsidiary earnings adjustment for dilutive securities	(118)	—	(208)	—

Adjusted net income for computation of diluted earnings per common share	$14,065	$13,459	$28,069	$45,031

Denominator:
Weighted-average number of common shares outstanding-basic	52,775	48,958	52,736	48,877
Effect of dilutive securities:
Contingent stock awards	214	388	244	300
Stock options	324	348	344	321

Weighted-average number of common shares outstanding-diluted	53,313	49,694	53,324	49,498

Total earnings per common share, basic	$0.27	$0.27	$0.54	$0.92

Total earnings per common share, diluted	$0.26	$0.27	$0.53	$0.91

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 20,200 for the three and six months ended June 30, 2007 and 393,900 for the three and six months ended June 30, 2006. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

AVISTA CORPORATION

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. With respect to matters that affect Avista Utilities’ operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the rate making process. With respect to matters discussed in this Note that affect Avista Energy (particularly the California Refund Proceeding), any potential liabilities or refunds remain at Avista Corp. and/or its subsidiaries and have not been assumed by Coral Energy and/or its affiliates.

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

Class Action Securities Litigation

On June 1, 2007, Avista Corp. entered into a settlement agreement with respect to a class action lawsuit filed against Avista Corp., Thomas M. Matthews, the former Chairman of the Board, President and Chief Executive Officer of Avista Corp., Gary G. Ely, the current Chairman of the Board and Chief Executive Officer of Avista Corp., and Jon E. Eliassen, the former Senior Vice President and Chief Financial Officer of Avista Corp. The settlement agreement was filed in the United States District Court for the Eastern District of Washington (the Court) on June 4, 2007.

The lawsuit commenced with the filing of several class action complaints in the Court in September through November 2002. These complaints were subsequently consolidated and ultimately dismissed by the Court in October 2005. The order to dismiss was issued without prejudice, however, which allowed the plaintiffs to file an amended complaint. The amended class action complaint was filed on November 10, 2005 and asserted claims on behalf of all persons who purchased, converted, exchanged or otherwise acquired the Company’s common stock during the period between November 23, 1999 and August 13, 2002.

The settlement agreement provides for certification of the plaintiff class and a full release by the class and dismissal with prejudice of all claims against Avista Corp. in consideration of payment of $9.5 million into a settlement fund. The settlement payment and litigation defense costs will be paid by Avista Corp.’s insurance company with the exception of the Company’s $1 million self-insured retention. The settlement agreement further provides that the individual defendants Matthews, Ely and Eliassen will be dismissed from the lawsuit.

The Company has vigorously contested this lawsuit since it commenced on September 27, 2002. The Company has denied, and continues to deny in their entirety, the allegations of wrongdoing in the lawsuit, including the allegations that Avista Corp. made any false or misleading statements with regard to the Company’s business, business practices, risk management or trading activity. The Company denies that it engaged in any improper trading in the California energy market or in any other market, and it denies that the price of its stock was artificially inflated by reason of the misrepresentations and omissions alleged in the lawsuit. There have been no adverse determinations by any court against Avista Corp. or any of the defendants on the merits of the claims asserted by the plaintiffs in the lawsuit, and the Company denies that shareholders were harmed by the conduct alleged in the lawsuit. Neither the settlement agreement nor any of its terms or provisions, nor the Company’s decision to settle the lawsuit, should be construed as an admission or concession of any kind of the merit or truth of any of the allegations of wrongdoing in the lawsuit, or of any fault, liability or wrongdoing whatsoever on the part of Avista Corp. The Company believes that throughout the class period alleged in the lawsuit it fully and adequately disclosed all material facts regarding the Company and

AVISTA CORPORATION

made no misrepresentations of material facts regarding Avista Corp. The Company nonetheless considers it desirable to settle the lawsuit in order to avoid the cost and risks of further litigation and trial, and to dispose of burdensome and protracted litigation.

The settlement agreement must be approved by the Court before it will become effective. The Court’s approval process has several steps. The settlement agreement is first presented to the Court for preliminary approval. If the Court grants preliminary approval of the settlement agreement, then there will follow a period in which plaintiffs’ counsel give notice of and administer the settlement agreement. A fairness hearing will be held at which the Court will judge the fairness, reasonableness and adequacy of the settlement agreement, including payment of plaintiffs’ and plaintiffs’ counsel fees and expenses, and at which any objections to the settlement agreement will be heard. If the Court then grants final approval of the settlement agreement, it will enter an order certifying the class and dismissing the claims in the lawsuit with prejudice. The Court’s decision can be appealed. If the settlement agreement becomes effective, the settlement fund, less various costs of administration and plaintiffs’ costs and attorney fees, will be distributed to class members who have filed an approved claim.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period). The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price (MMCP) methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the MMCP methodology is applied to its transactions. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In its February 2007 status report, the CalISO stated that it intends to process Avista Energy’s cost offset filing. In July 2007, the CalISO filed an updated status report at the FERC stating that it continues finalizing the financial adjustment phase, in which the CalISO is making adjustments to its refund rerun settlement data to account for fuel cost allowance offsets, emission offsets, cost-based offsets, and interest on amounts unpaid and refunds. Although no completion date was specifically projected, the CalISO stated that it will distribute interest calculations on refunds two weeks after all offsets are finalized.

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of June 30, 2007, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, petitioned for review of the FERC’s decision by the United States Court of Appeals for the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California Refund Case. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 Refund Proceeding, but remanded to the FERC its decision not to consider a FPA section 309 remedy for tariff violations prior to October 2, 2000. The Ninth Circuit also granted California’s petition for review challenging the FERC’s exclusion of the energy exchange transactions as well as the FERC’s exclusion of forward market transactions from the California refund proceedings. The Ninth Circuit has extended until August 13, 2007, the time for filing

AVISTA CORPORATION

petitions for rehearing. It is unclear at this time what impact, if any, the Court’s remand might have on Avista Energy. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit Court of Appeals.

Any potential liabilities or refunds owed by or to Avista Energy in the California Refund Proceeding have been assumed by Avista Corp. and/or its subsidiaries and have not been transferred to Coral Energy and/or its affiliates. Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the California refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. This is primarily due to the fact that FERC orders have stated that any refunds will be netted against unpaid amounts owed to the respective parties and the Company does not believe that refunds would exceed unpaid amounts owed to the Company.

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. During the hearing, Avista Utilities and Avista Energy vigorously opposed claims that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. Seven petitions for review, including one filed by Puget Sound Energy, Inc. (Puget), are now pending before the United States Court of Appeals for the Ninth Circuit. Opening briefs were filed in January 2005. Petitioners other than Puget challenged the merits of the FERC’s decision not to order refunds. Puget’s brief is directed to the procedural flaws in the underlying docket. Puget argues that because its complaint was withdrawn as a matter of law in July 2001, the FERC erred in relying on it to serve as the basis to initiate the preliminary investigation into whether refunds for individually negotiated bilateral transactions in the Pacific Northwest were appropriate. In February 2005, intervening parties, including Avista Energy and Avista Utilities, filed in support of Puget and also filed in opposition to petitioners seeking refunds. Briefing was completed in May 2005 and oral arguments were heard on January 8, 2007. Because the resolution of the Pacific Northwest refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that the Pacific Northwest refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows.

California Attorney General Complaint

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the Attorney General of the State of California (California AG) that alleged violations of the Federal Power Act by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint but directing sellers to re-file certain transaction summaries. It was not clear that Avista Corp. and its subsidiaries were subject to this directive but the Company took the conservative approach and re-filed certain transaction summaries in June and July of 2002. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the United States Court of Appeals for the Ninth Circuit. In September 2004, the United States Court of Appeals for the Ninth Circuit upheld the FERC’s market-based rate authority, but found the requirement that all sales at market-based rates be contained in quarterly reports filed with the FERC to be integral to a market-based rate tariff. The California AG has interpreted the decision as providing authority to the FERC to order refunds in the California refund proceeding for an expanded refund period. The Court’s decision leaves to the FERC the determination as to whether refunds are appropriate. In October 2004, Avista Energy joined with others in seeking rehearing of the Court’s decision to remand the case back to the FERC for further proceedings. The Court denied the request without explanation on July 31, 2006. Based on its current schedule, the Ninth Circuit will issue the mandate on this decision on August 13, 2007, which will return the case to the FERC for further proceedings. On December 28, 2006 certain parties filed a petition for a writ of certiorari at the Supreme Court. That petition was denied on June 18, 2007. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Wah Chang Complaint

In May 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including

AVISTA CORPORATION

Avista Corp., Avista Energy and Avista Power. This complaint is similar to the Port of Seattle and City of Tacoma complaints (which were dismissed by the United States District Court and the United States Court of Appeals for the Ninth Circuit as disclosed in the Company’s prior Securities and Exchange Commission filings) and seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in a scheme to defraud electricity customers by transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal of Wah Chang is still pending before the Ninth Circuit and oral arguments were heard on April 10, 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

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

AVISTA CORPORATION

complaint was denied, rejecting the defendants’ argument, among other things, that the FERC has exclusive jurisdiction over this matter. In September 2005, the U.S. District Court issued an order vacating its prior decision based on lack of jurisdiction.

In November 2004, the defendants (including Avista Corp.) filed a petition for declaratory relief in Montana State Court requesting the resolution of the claim that the plaintiffs raised in federal court, as discussed above, and the Montana AG filed an answer, counterclaim and motion for summary judgment. In June 2005, Avista Corp. moved for leave to amend its complaint to, inter alia, add two causes of action relating to breach of contract and negligent misrepresentation arising out of its Clark Fork Settlement Agreement that was entered into in 1999 with the state of Montana relating to the relicensing of Avista Corp.’s Noxon Rapids Hydroelectric Generating Project. On April 14, 2006, the Montana State Court granted the Montana AG’s motion for summary judgment and denied Avista Corp.’s motion to amend its complaint to add its breach of contract and negligent misrepresentation claims. However, the Montana State Court granted Avista Corp.’s motion to amend its complaint to contend that the Clark Fork River is not navigable. The Company contends that if the Clark Fork River was not navigable at the time of statehood in 1889, the state of Montana never acquired ownership of the riverbeds under the equal footing doctrine. The Court determined that the Montana AG’s claims for compensation were not preempted by the Federal Power Act because the claims were not, on their face, in conflict with Montana law, nor were they preempted by a federal navigational right for purposes of interstate commerce. The Court also rejected defenses based on estoppel, waiver, and the statute of limitations. The Court did not relieve the Montana AG, however, of its obligation to prove that the state of Montana actually owns the riverbeds or that the land is part of a school trust under the Montana Constitution. In addition, the question of whether there is federal preemption under the Federal Power Act, not on its face, but as actually applied in these circumstances, and the question of compensation, still remain open issues in the case. On May 16, 2006, the state of Montana filed a motion for summary judgment on the question of liability. On October 6, 2006, the Company filed several motions, which addressed, among other things, the question of navigability of the Clark Fork River arguing that since the Clark Fork River was not navigable at the time of statehood, the state of Montana never acquired ownership of the riverbeds under the equal footing doctrine. Oral arguments on the Company’s motions were heard in December 2006. The Company expects this matter to proceed in the normal course of litigation and a trial date is currently scheduled for October 2007. Mediation of this matter has been scheduled for September 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, the Company intends to seek recovery, through the rate making process, of any amounts paid.

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

The Company intends to continue to work with the other owners of Colstrip in defense of these complaints. Because the resolution of these lawsuits remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that these lawsuits will have a material adverse effect on its financial condition, results of operations or cash flows.

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued orders to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (4.46 miles long). The owners of Colstrip Units 3 & 4 take delivery of the coal at the beginning of the conveyor belt. The orders assert that additional royalties are owed MMS as a result of WECO not paying royalties in connection with revenue received by

AVISTA CORPORATION

WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2004. WECO’s appeal to the MMS for the period through 2001 was substantially denied in March 2005; WECO has now appealed the orders pertaining to the periods up to 2001 to the Board of Land Appeals of the U.S. Department of the Interior. WECO has also filed an appeal with the MMS pertaining to the period from 2002 to 2004. The entire appeal process could take several years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Presumably, royalty and tax demands for periods of time after the years in dispute and future years will be determined by the outcome of the pending proceedings. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

Spokane River

The Company has entered into a settlement with the state of Washington’s Department of Ecology (DOE) and Kaiser Aluminum & Chemical Corporation (Kaiser) relating to the remediation of a contaminated site on the Spokane River. The Company’s involvement with this contaminated site relates to its previous ownership of a wastewater treatment plant through Avista Development. Under the agreement with the DOE and Kaiser, the Company is performing the selected remedial action under the Cleanup Action Plan. Kaiser, operating under Chapter 11 bankruptcy protection, paid the Company approximately 50 percent of the estimated total costs, which was approved by the Kaiser bankruptcy judge. The funds from Kaiser have been used by the Company to pay a portion of the costs of the remediation. The Company accrued its share of the total estimated costs, which was not material to the Company’s financial condition or results of operations. Under the direction of the Company, work under the Cleanup Action Plan was substantially completed by January 2007. Some minor final work should be completed in the second half of 2007.

Northeast Combustion Turbine Site

In August 2005, a diesel fuel spill occurred at the Company’s Northeast Combustion Turbine generating facility (Northeast CT) located in Spokane, Washington. The Northeast CT site had fuel storage facilities that were leased to Co-op Supply, Inc., an affiliate of Cenex Cooperative (Co-op). The fuel spill occurred when Co-op made a delivery of diesel to a tank that was already nearly full, causing excess fuel to overflow into a containment area. Fuel escaped the containment area and leaked into the soil below it. The Company immediately commenced remediation efforts, including the removal of contaminated soil and the related fuel storage facilities. The Company accrued the estimated cleanup costs during 2005, which was not material to the Company’s consolidated financial condition or results of operations. Through mediation the Company recovered a substantial portion of the cleanup costs from Co-op and an engineering firm in the fourth quarter of 2006. The Company’s estimate of its liability could change in future periods. Based on information currently known to the Company’s management, the Company does not believe that such a change would be material to its financial condition, results of operations or cash flows.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, EPA Region 10 provided notification to Avista Corp., as a customer of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. Harbor Oil’s primary business was the collection and blending of used oil for sale as fuel to ships at sea. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Thirteen other companies received a similar notice, including current and former owners of the site. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). The total cost of the RI/FS is estimated to be $0.6 million and will take approximately 2 1/2 years to complete. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is not possible to make an estimate of any liability at this time.

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

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls, which have a total present capability of 155.7 MW) are under one FERC license and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. Since the FERC was unable to issue new license orders prior to the August 1, 2007 expiration of the current license, an annual license has been issued, in effect extending the current license and its conditions. The Company has no reason to believe that Spokane River Project operations will be interrupted in any manner relative to the timing of the FERC’s actions.

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

Since the Company’s July 2005 filing of applications to relicense the Spokane River Project, the FERC has continued various stages of processing the applications. In May 2006, the FERC issued a notice calling for terms and conditions regarding the two license applications. In response to that notice, a number of parties (including the Coeur d’Alene Tribe, the state of Idaho, Washington State agencies, and the United States Department of Interior (DOI)) filed either recommended terms and conditions, pursuant to Sections 10(a) and 10(j) of the Federal Power Act (FPA), or mandatory conditions related to the Post Falls application, pursuant to Section 4(e) of the FPA. The Company’s initial estimate of the potential cost of the conditions proposed for Post Falls total between $400 million and $500 million over a 50-year period. For the rest of the Spokane River Project, which is located in Washington, the Company’s initial estimate of the cost of meeting the recommended conditions, should they be included in a final license, totaled between $175 million and $225 million over a 50-year period. These cost estimates were based on the preliminary conditions and recommendations.

The Company requested a trial-type hearing on facts in front of an Administrative Law Judge (ALJ) related to the DOI’s mandatory conditions for Post Falls. In January 2007, the ALJ issued his ruling regarding the Company’s challenge of the facts. The Company believes that the ALJ’s factual findings supported, in several key areas, its analysis of the facts at hand. The ALJ’s factual findings also supported the DOI’s analysis in certain areas as well.

AVISTA CORPORATION

The DOI issued final mandatory conditions for Post Falls on May 7, 2007. The final conditions did change reflecting the findings of the ALJ. Most significantly, the DOI dropped an earlier proposed fishery condition. However, the DOI increased obligations that the Company could incur in other areas, such as wetlands restoration.

In July 2007, the FERC issued a Final Environmental Impact Statement (FEIS) after review and consideration of comments. This is the last administrative step for the FERC before the issuance of license orders; however the FERC cannot proceed until several other matters are resolved, including Clean Water Act and Endangered Species Act issues as disclosed below. The Company is in the process of reviewing the FEIS. While the Company believes the ultimate cost of relicensing will be less than its earlier projections as disclosed above, the Company is unable to base specific new cost estimates on its analysis of the final terms and conditions issued by the DOI and the FEIS at this point.

The relicensing process also triggers review under the Endangered Species Act. In the FEIS, the FERC analyzed potential project impacts on listed and threatened endangered species, and has determined that the proposed action and continued operation of the Post Falls and Spokane River projects is not likely to adversely affect any threatened or endangered species. The Company prepared a draft Biological Assessment in 2005. The FERC has issued a Biological Assessment and formally requested concurrence from the United States Department of Fish and Wildlife Service (USFWS). The USFWS responded by letter, concurring with regards to bald eagles, and requesting additional information regarding bull trout. The Company has filed a supplemental report to address the USFWS information request. If the FERC initiates formal consultation with the USFWS, additional evaluation will be required by the Company.

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

AVISTA CORPORATION

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

In particular, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, in 2006, the Montana DEQ adopted final rules for the control of mercury emissions from coal-fired plants that are more restrictive than EPA regulations. The new rules set strict mercury emission limits by 2010, and put in place a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4, located in Montana.

Compliance with these new and proposed requirements and possible additional legislation or regulations will result in increases to capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The Company, along with the other owners of Colstrip, are in the process of testing technologies and computing estimates for the amount of these costs and the impact the restrictions will have on the operation of the facilities. The Company will continue to seek recovery, through the rate making process, of the costs to comply with various air quality requirements.

Residential Exchange Program

The residential exchange program provides access to the benefits of low-cost federal hydroelectricity to residential and small-farm customers of the region’s investor-owned utilities. The Bonneville Power Administration (BPA) administers the residential exchange program under the Northwest Power Act. Previously, Avista Corp. and the other investor-owned utilities (IOUs) in the Pacific Northwest had executed settlement agreements with BPA to resolve each party’s rights and obligations under the residential exchange program. These settlements covered payment of benefits for the period October 1, 2001, through September 30, 2011. The payments Avista Corp. received under the agreements with BPA were passed through directly to its residential and small-farm customers via a credit to their monthly electric bills.

At the time the settlement agreements were concluded, several public power and other parties filed suit against BPA in the United States Ninth Circuit Court of Appeals, challenging the validity of the agreements between Avista Corp. and BPA, as well as BPA’s agreements with the other IOUs. And on May 3, 2007, the Ninth Circuit ruled that BPA had exceeded its authority when it entered into the settlement agreements with the IOUs (including Avista Corp.) for the period from 2001 through 2011. The panel concluded that those settlement agreements were inconsistent with the Northwest Power Act. BPA concluded that the Ninth Circuit’s decisions created substantial doubt about whether its certifying official could allow continuation of payments under the settlement agreements. Consequently, on May 21, 2007, the BPA notified Avista Corp. and the other IOUs that it was immediately suspending payments made to the IOUs pursuant to settlement agreements. In its May 21, 2007 notice, BPA indicated that the suspension of payments would continue at least until any requests for rehearing were filed and the Ninth Circuit issued final decisions on those requests for rehearing. On July 18, 2007 Avista Corp. and numerous other parties, including the Public Utility Commission of Oregon and the WUTC, filed Petitions for Review, en banc, in the United States Ninth Circuit Court of Appeals, challenging the ruling of panel that struck down the settlement agreements.

With approval from the WUTC and the IPUC, Avista Corp. has eliminated from its customers’ monthly electric bills, the credit associated with the settlement agreements with BPA. Avista Corp. has an over-refunded balance of approximately $4.7 million ($3.2 million in Washington and $1.5 million in Idaho). Avista Corp. will recover the over-refund in Idaho through an approved surcharge to customers, and expects to ultimately recover the over-refund in Washington, either through a charge to customers or future payments from BPA. The over-refunded balance results from the timing of payments received from the BPA and allocation of those funds to customers based on seasonal demand. When the existing rate credit was established it was projected that the balancing account would reach zero at the end of the contract year (October 2007).

AVISTA CORPORATION

Since these payments were passed through to Avista Corp.’s customers as adjustments to electric bills, the suspension of payments from BPA is not expected to have any effect on Avista Corp.’s net income. There is currently not enough information to allow Avista Corp. to assess the probability or amount of any potential liability that may be incurred related to any issues regarding payments made to Avista Corp. pursuant to the settlement agreements. Since 2001, Avista Corp. has passed through to its customers approximately $70 million pursuant to the settlement agreements.

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

Avista Corp. received approval from the FERC in April 2006 (conditioned on approval by the state regulatory agencies), the IPUC in June 2006 and the WUTC in February 2007. Avista Corp. has also filed for approval from the utility regulators in Oregon and Montana and proceedings are pending in each of these jurisdictions. The statutory share exchange is subject to the receipt of the remaining regulatory approvals and the satisfaction of other conditions. If the statutory share exchange and the implementation of the holding company structure are approved by regulators on terms acceptable to the Company, it may be completed sometime in 2008.

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

AVISTA CORPORATION

NOTE 14. RESTATEMENT OF FINANCIAL STATEMENTS

During preparation of the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company determined that SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” was inadvertently not followed in connection with a plan under which benefits are provided to the beneficiaries of former and current executive officers of the Company in case of death. The Company has not previously recognized the actuarial liability or costs relating to this plan in its financial statements since the plan’s inception in 1989.

The Company has determined that this accounting error is not material to its previously issued financial statements. As such, in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company will reflect the correction of this error in those financial statements when they are included in future filings with the Securities and Exchange Commission, including this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2007.

The restatement adjustments have the cumulative effect of reducing retained earnings by $2.1 million as of January 1, 2005. The adjustments increase pensions and other postretirement liabilities by $3.6 million, decrease non-current deferred tax liabilities by $1.3 million, decrease accumulated other comprehensive loss by $0.2 million and decrease retained earnings by $2.5 million as of December 31, 2006. In addition, previously reported net income of $73.1 million and $45.2 million for the years ended December 31, 2006 and 2005 will each be reduced by $0.2 million.

As the restatement adjustments are not material to the results of operations for fiscal year 2006 or any quarterly period of 2006, the Company has not restated its Consolidated Statements of Income for the three and six months ended June 30, 2006. The effect of the restatement adjustments on affected line items of the Consolidated Balance Sheet as of December 31, 2006 was as follows (dollars in thousands):

	As Previously Reported	Adjustments	As Restated
Pensions and other postretirement benefits	$100,033	$3,571	$103,604
Deferred income taxes	461,006	(1,250)	459,756
Total other non-current liabilities and deferred credits	1,131,196	2,321	1,133,517
Total liabilities	3,139,662	2,321	3,141,983
Accumulated other comprehensive loss	(17,966)	150	(17,816)
Retained earnings	219,192	(2,471)	216,721
Total stockholders’ equity	916,846	(2,321)	914,525

NOTE 15. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. The Energy Marketing and Resource Management business segment primarily consisted of electricity and natural gas marketing, trading and resource management, including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations. This transaction effectively ends substantially all of the operations of the Energy Marketing and Resource Management business segment. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. The Other business segment includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing and Resource Management	Advantage IQ	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2007:
Operating revenues	$267,997	$19,398	$11,415	$5,195	$—	$304,005
Resource costs	135,520	18,386	—	—	—	153,906
Gross margin	132,477	1,012	—	—	—	133,489
Other operating expenses	50,191	8,336	8,629	5,207	—	72,363
Depreciation and amortization	21,298	167	601	402	—	22,468
Income (loss) from operations	45,938	(7,491)	2,185	(414)	—	40,218
Interest expense (2)	22,047	71	72	253	(392)	22,051
Income taxes	9,412	(967)	777	(433)	—	8,789
Net income (loss)	17,257	(3,938)	1,310	(446)	—	14,183
Capital expenditures	52,071	112	494	44	—	52,721
For the three months ended June 30, 2006:
Operating revenues	$258,076	$14,315	$9,545	$5,458	$—	$287,394
Resource costs	122,086	18,196	—	—	—	140,282
Gross margin	135,990	(3,881)	—	—	—	132,109
Other operating expenses	48,218	4,773	6,497	5,299	—	64,787
Depreciation and amortization	20,111	252	485	576	—	21,424
Income (loss) from operations	49,338	(8,906)	2,563	(417)	—	42,578
Interest expense (2)	23,826	53	158	523	(586)	23,974
Income taxes	10,067	(2,486)	848	(561)	—	7,868
Net income (loss)	16,879	(4,610)	1,558	(368)	—	13,459
Capital expenditures	43,535	268	602	16	—	44,421
For the six months ended June 30, 2007:
Operating revenues	$682,263	$48,807	$22,414	$9,708	$—	$763,192
Resource costs	405,506	56,113	—	—	—	461,619
Gross margin	276,757	(7,306)	—	—	—	269,451
Other operating expenses	99,232	13,420	16,456	9,432	—	138,540
Depreciation and amortization	42,388	345	1,197	903	—	44,833
Income (loss) from operations	96,092	(21,071)	4,761	(627)	—	79,155
Interest expense (2)	44,050	154	153	442	(565)	44,234
Income taxes	20,407	(5,298)	1,689	(522)	—	16,276
Net income (loss)	37,184	(11,561)	2,894	(240)	—	28,277
Capital expenditures	92,626	318	1,252	419	—	94,615
For the six months ended June 30, 2006:
Operating revenues	$681,366	$75,857	$18,622	$10,751	$—	$786,596
Resource costs	393,691	68,323	—	—	—	462,014
Gross margin	287,675	7,534	—	—	—	295,209
Other operating expenses	93,945	9,527	12,660	10,693	—	126,825
Depreciation and amortization	41,091	593	1,000	1,168	—	43,852
Income (loss) from operations	112,250	(2,586)	4,962	(1,110)	—	113,516
Interest expense (2)	47,506	99	354	1,091	(1,227)	47,823
Income taxes	25,878	223	1,623	(1,339)	—	26,385
Net income (loss)	43,051	436	2,985	(1,441)	—	45,031
Capital expenditures	73,278	539	967	17	—	74,801
Total Assets:
Total assets as of June 30, 2007	$2,844,371	$315,119	$102,330	$43,310	$—	$3,305,130
Total assets as of December 31, 2006	2,895,883	1,017,203	100,431	42,991	—	4,056,508

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of June 30, 2007, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) prior to the restatement described in Note 14 to the accompanying consolidated financial statements; and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for certain changes in accounting and presentation resulting from the impact of recently adopted accounting standards. We also audited the adjustments described in Note 14 that were applied to restate the December 31, 2006 consolidated balance sheet of Avista Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying restated consolidated balance sheet as of December 31, 2006.

/s/ Deloitte & Touche LLP

August 6, 2007

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

All forward-looking statements (including those made in this Quarterly Report on Form 10-Q) are subject to a variety of risks and uncertainties and other factors. Most of these factors are beyond our control and many of them could have a significant effect on our operations, results of operations, financial condition or cash flows. This could cause actual results to differ materially from those anticipated in our statements. Such risks, uncertainties and other factors include, among others:

•

weather conditions and its effect on energy demand and generation, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

•

changes in wholesale energy prices that can affect, among other things, cash needed to purchase electricity, natural gas for our retail customers and natural gas fuel for electric generation, and the value of surplus energy sold, as well as the market value of derivative assets and liabilities;

•	volatility and illiquidity in wholesale energy markets, including the availability of generation and prices of purchased energy and demand for energy sales;

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

•

the potential effects of any legislation or administrative rulemaking passed into law, including the possible adoption of national, regional, or state laws requiring all new resources to meet certain standards and placing restrictions on greenhouse gas emissions and global warming;

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

Potential Holding Company Formation

In May 2006, our shareholders approved a proposal to proceed with a statutory share exchange, which would change our organization to a holding company structure. If the implementation of the holding company structure is approved by all regulators on terms acceptable to us, it may be completed sometime in 2008. See further information at “Note 13 of the Notes to Consolidated Financial Statements.”

Business Segments

We have four business segments as follows:

•

Avista Utilities – generation, transmission and distribution of electric energy and distribution of natural gas to retail customers, as well as wholesale purchases and sales of energy commodities. Avista Utilities is an operating division of Avista Corp. comprising our regulated utility operations.

•

Energy Marketing and Resource Management – electricity and natural gas marketing, trading and resource management. The activities of this business segment were conducted primarily by Avista Energy, Inc., an indirect subsidiary of Avista Corp. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations. Completion of this transaction will effectively end substantially all of the operations of this business segment.

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

AVISTA CORPORATION

Avista Energy, Advantage IQ and the various companies in the Other business segment are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. Our total common stockholders’ equity was $926.6 million as of June 30, 2007, of which $230.3 million represented our investment in Avista Capital.

The following table presents net income (loss) for each of our business segments for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Avista Utilities	$17,257	$16,879	$37,184	$43,051
Energy Marketing and Resource Management	(3,938)	(4,610)	(11,561)	436
Advantage IQ	1,310	1,558	2,894	2,985
Other	(446)	(368)	(240)	(1,441)

Net income	$14,183	$13,459	$28,277	$45,031

Executive Level Summary

Overall

Our operating results and cash flows have been derived primarily from:

•	regulated utility operations (Avista Utilities),

•	energy trading, marketing and resource management activities (Avista Energy in the Energy Marketing and Resource Management segment), and

•	Advantage IQ.

We intend to continue to focus on improving earnings and operating cash flows, controlling costs and reducing debt, while working to restore an investment grade credit rating.

On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations to Coral Energy Holding, L.P. (Coral Energy), as well as to certain other subsidiaries of Coral Energy. After closing costs and other adjustments, the transaction resulted in a pre-tax loss of $4.2 million. Proceeds from the transaction will include cash consideration for the net assets acquired by Coral Energy and liquidation of the net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties). Over time, we plan to redeploy the majority of the estimated $170 million of proceeds from the transaction into our regulated utility operations. Also, we have retained natural gas storage rights and facilities for the period subsequent to April 2011 and the power purchase agreement for the Lancaster Plant for the period 2010 through 2026. We plan to use these assets and contracts in our utility operations, subject to future regulatory approval.

Our net income was $14.2 million for the three months ended June 30, 2007 compared to $13.5 million for the three months ended June 30, 2006. This increase was primarily due to a decrease in the net loss for the Energy Marketing and Resource Management segment (Avista Energy) and an increase in net income at Avista Utilities, partially offset by lower earnings at Advantage IQ. Our net income was $28.3 million for the six months ended June 30, 2007 compared to $45.0 million for the six months ended June 30, 2006. This decrease was primarily due to a net loss at Avista Energy and lower earnings at Avista Utilities.

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

AVISTA CORPORATION

wholesale market. Regional precipitation and snowpack conditions typically have a significant effect on the wholesale price of electricity. In addition, high demand for electricity will generally increase the cost of fuel for electric generation and wholesale electric market prices.

Our hydroelectric generation was 104 percent of normal in 2006. For 2007, we are forecasting hydroelectric generation to be near normal. This 2007 forecast will be revised based on precipitation, temperatures and other variables during the remainder of the year.

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

Our utility net income was $17.3 million for the three months ended June 30, 2007, an increase from $16.9 million for the three months ended June 30, 2006 primarily due to a decrease in interest expense and taxes other than income taxes. This was partially offset by a decrease in gross margin (operating revenues less resource costs) and an increase in other operating expenses. The decrease in gross margin was primarily due to the difference in electric resource costs as compared to the amount included in base retail rates. We recognized a benefit of $0.8 million under the Washington Energy Recovery Mechanism (ERM) for the three months ended June 30, 2007 compared to a benefit of $2.0 million under the ERM for the three months ended June 30, 2006. It is important to note that the amounts recognized under the ERM can vary significantly from quarter to quarter due to a variety of factors including changes in purchased power and fuel costs as well as the level of hydroelectric generation.

Our utility net income was $37.2 million for the six months ended June 30, 2007, a decrease from $43.1 million for the six months ended June 30, 2006 primarily due to a decrease in gross margin (operating revenues less resource costs). The decrease was also due to an increase in other operating expenses. This was partially offset by a decrease in interest expense. The decrease in gross margin was primarily due to the difference in electric resource costs as compared to the amount included in base retail rates. We recognized an expense of $2.4 million under the ERM for the six months ended June 30, 2007 compared to a benefit of $7.2 million under the ERM for the six months ended June 30, 2006.

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $92.6 million for the six months ended June 30, 2007. We are expecting utility capital expenditures to be in the range of $180 to $190 million for 2007. Significant projects include the continued enhancement of our transmission system and upgrades to our generation facilities.

We are not expecting to receive any general rate increases in 2007 and we expect to absorb expenses under the ERM in 2007 as compared to a benefit in 2006. Based primarily on these factors, utility net income is likely to decrease for 2007 as compared to 2006. We filed a general rate case in Washington in April 2007 requesting rate increases averaging 15.9 percent for electric and 2.3 percent for natural gas. Any rate adjustments, if approved by the WUTC, would most likely become effective in early 2008.

Energy Marketing and Resource Management (Avista Energy)

On June 30, 2007 we sold substantially all of the contracts and ongoing operations of this business.

The historical activities of Avista Energy included:

•	trading electricity and natural gas,

•	the optimization of generation assets owned by other entities,

•	long-term electric supply contracts,

•	natural gas storage, and

•	electric transmission and natural gas transportation arrangements.

Avista Energy Canada, Ltd. (Avista Energy Canada), a wholly owned subsidiary of Avista Energy, provided natural gas services to end-user industrial and commercial customers in British Columbia, Canada.

Our earnings and cash flows from this business segment have been by nature subject to significant variability because they are derived primarily from the day-to-day trading of electricity and natural gas and optimization of assets owned by other entities, rather than predictable long-term revenue streams. Also, these activities are for the most part subject to mark-to-market accounting. However, this is different from the required accounting for natural

AVISTA CORPORATION

gas storage and certain other assets and contracts. As such, our earnings from Avista Energy have been subject to variability caused by the differences between the estimated market value and the required accounting for these assets and contracts.

Primarily through Avista Energy, we are involved in a number of legal and regulatory proceedings and complaints with respect to power markets in the western United States that remain unresolved. However, we believe that we have adequate reserves established for refunds that may be ordered. Any potential refunds or obligations arising from western power market issues (or any other contingent matters) have been retained by Avista Energy.

The Energy Marketing and Resource Management segment had a net loss of $3.9 million for the three months ended June 30, 2007 compared to a net loss of $4.6 million for the three months ended June 30, 2006. The difference between the estimated market value and the required accounting for certain contracts and physical assets under management increased the net loss by $2.9 million from this segment for the three months ended June 30, 2007 and reduced results by $7.9 million for the three months ended June 30, 2006.

The Energy Marketing and Resource Management segment had a net loss of $11.6 million for the six months ended June 30, 2007 compared to net income of $0.4 million for the six months ended June 30, 2006. The difference between the estimated market value and the required accounting for certain contracts and physical assets under management increased the net loss by $6.4 million from this segment for the six months ended June 30, 2007 and reduced net income by $5.3 million for the six months ended June 30, 2006.

The lower than expected results from this segment for both the second quarter and year-to-date 2007 were primarily due to:

•	underperformance on the power side of the business,

•	losses on the power purchase agreement for the Lancaster Plant,

•	the difference between the estimated market value and the required accounting for certain contracts and physical assets under management, and

•	a loss on the net assets sold to Coral Energy.

Advantage IQ

Our subsidiary, Advantage IQ, had net income of $1.3 million for the three months ended June 30, 2007, a decrease from $1.6 million for the three months ended June 30, 2006. Advantage IQ’s net income was $2.9 million for the six months ended June 30, 2007, a decrease from $3.0 million for the six months ended June 30, 2006. The decrease for each period of 2007 as compared to 2006 was primarily due to an increase in operating expenses from expanding operations that included consulting services received in the second quarter, partially offset by increased operating revenues as a result of customer growth and an increase in interest earnings on funds held for customers.

We are implementing certain strategic investments at Advantage IQ aimed at creating long-term savings that will increase operating and capitalized costs in the short term. This will limit earnings growth from this segment in 2007 while enhancing the long-term profit potential of Advantage IQ.

Other Business Segment

Over time as opportunities arise, we plan to dispose of assets and phase out operations in the Other business segment. However, we may invest incremental funds in these businesses to protect existing investments. The net loss in our Other business segment was $0.4 million for the three months ended June 30, 2007 compared to a net loss of $0.4 million for the three months ended June 30, 2006. The net loss in our Other business segment was $0.2 million for the six months ended June 30, 2007 compared to a net loss of $1.4 million for the six months ended June 30, 2006. This improvement in results on a year-to-date basis was primarily due to net gains on certain long-term venture fund investments in 2007 as compared to net losses in 2006. We are not expecting a significant change in results from this business segment for second half of 2007 as compared to the second half of 2006.

Liquidity and Capital Resources

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. There were $16.0 million of borrowings outstanding under the committed line of credit at June 30, 2007.

In March 2007, we amended our accounts receivable sales facility to extend the termination date to March 2008. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable.

Avista Energy had a $145.0 million committed line of credit that was terminated with the closing of the sale of substantially all of its contracts and ongoing operations to Coral Energy.

AVISTA CORPORATION

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. Due to the proceeds from the sale and liquidation of Avista Energy’s assets, we are not currently planning to issue any shares under this agreement.

For the remainder of 2007, we expect net cash flows from operating activities, proceeds from the sale and liquidation of Avista Energy’s assets and our $320.0 million committed line of credit to provide adequate resources to fund:

•	capital expenditures,

•	maturing long-term debt and preferred stock,

•	dividends, and

•	other contractual commitments.

We have $358 million of long-term debt maturities and mandatory preferred stock redemptions in the remainder of 2007 and 2008. While proceeds from the Avista Energy transaction should reduce our funding needs, our forecasts indicate that we will need to issue new debt securities to fund a portion of these requirements in 2008.

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include in-service dates of major infrastructure investments and the timing of changes in major revenue and expense items. We are planning to file a natural gas general rate case in Oregon by the end of 2007.

We filed a general rate case in Washington in April 2007. In the general rate case, we have requested to increase electric rates for our Washington customers by an average of 15.9 percent, which is intended to increase annual revenues by $51.1 million. Approximately 40 percent of the increase in electric revenues would provide for an increased level of base power supply costs. A portion of these costs would otherwise be recovered through deferrals under the ERM and as such would not increase net income. We have also requested to increase natural gas rates by an average of 2.3 percent, which is intended to increase annual revenues by $4.5 million. Our request is based on a proposed rate of return of 9.39 percent with a common equity ratio of 47.8 percent and an 11.3 percent return on equity.

In our Washington general rate case filing, we have requested the establishment of a limited-scope proceeding called a Power Cost Only Rate Case. This process would allow us to file for an update to our base power supply and transmission-related revenues and expenses between general rate cases to provide more timely recovery of our costs.

In May 2007, the WUTC issued an order that consolidated our request for an accounting order regarding the accounting for debt repurchase costs into the general rate case filing. The current schedule from the WUTC anticipates an order in the general rate case on or before March 1, 2008.

The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2006	9.11%	10.40%	40%
Idaho electric and natural gas	September 2004	9.25%	10.40%	43%
Oregon natural gas	October 2003	8.88%	10.25%	48%

AVISTA CORPORATION

As part of the general rate case settlement agreement that was modified and approved by the WUTC Order in December 2005, we agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. If we do not meet those targets, it could result in a reduction to base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of our total consolidated common equity to total capitalization excluding, in each case, our investment in Avista Capital. The utility equity component was 39.5 percent as of June 30, 2007. We should be able to meet these equity targets through expected earnings and proceeds from the Avista Energy transaction.

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

As required by OPUC orders, we (along with other utilities in Oregon) filed a private letter ruling request with the Internal Revenue Service in December 2006. The private letter ruling request seeks guidance on whether OSB 408 and the related OPUC orders violate normalization rules for accounting for income taxes. Based on an analysis of operating results for prior years and current rules, we recorded a liability for potential refunds to our customers of $1.3 million for 2006 and $0.7 million for the six months ended June 30, 2007.

Natural Gas Decoupling

In February 2007, the WUTC approved the implementation of a natural gas decoupling mechanism. Decoupling separates the direct link between natural gas sales volume and the recovery of the fixed cost of providing service to our customers. Because our rate structure provides for recovery of the majority of fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives have been directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Our decoupling mechanism should allow us to recover lost margin resulting from lower usage by Washington customers due to conservation and price elasticity. However, the mechanism will not provide rate adjustments related to abnormal weather. The decoupling mechanism is a three-year “pilot” that began in January 2007. A rate adjustment in any one year would be limited to no more than 2 percent. The filing of the first decoupling rate adjustment will be in the fall of 2007.

Accounting for Debt Repurchase Costs

The WUTC staff raised questions and requested information regarding our method of amortization of costs related to debt repurchased between 2002 and 2006. After discussions with the WUTC staff, we agree that the costs associated with debt repurchases beginning in 2002 should have been accounted for in accordance with FERC General Instruction 17 (FERC 17). In February 2007, we filed a request with the WUTC for an accounting order approving our current accounting treatment for debt repurchase costs. In May 2007, the WUTC issued an order that consolidated this issue into our April 2007 general rate case filing. In the April general rate case filing, we agreed that costs associated with any new repurchases of debt would be accounted for in accordance with FERC General Instruction 17 (FERC 17), and in the event we desire to account for the cost of new debt repurchases differently than prescribed in FERC 17, we would request an accounting order from the WUTC prior to the repurchase. Under FERC 17, debt repurchase costs are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs can be amortized over the life of the new debt. We have amortized debt repurchase costs over the average remaining maturity of outstanding debt and these costs are currently recovered through retail rates as a component of interest expense. In our request for an accounting order, we are not proposing to change the amortization method for debt repurchase costs incurred prior to December 31, 2006.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs and the amount included in base retail rates for our Washington customers.

AVISTA CORPORATION

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

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. In June 2007, the IPUC approved continuation of the PCA mechanism with the annual rate adjustment provision. The October 1 rate adjustments recover or rebate power costs that have been deferred during the preceding, July-June, twelve-month period. The PCA rate surcharge is currently 2.5 percent and, if approved by the IPUC, will increase to 4.7 percent on October 1, 2007.

The following table shows activity in deferred power costs for Washington and Idaho during the six months ended June 30, 2007 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2006	$70,159	$9,357	$79,516
Activity from January 1 – June 30, 2007:
Power costs deferred	—	3,256	3,256
Interest and other net additions	1,564	361	1,925
Recovery of deferred power costs through retail rates	(15,884)	(2,400)	(18,284)

Deferred power costs as of June 30, 2007	$55,839	$10,574	$66,413

Purchased Gas Adjustments

Effective November 1, 2006, natural gas rates:

•	increased 1.3 percent in Washington,

•	decreased 3.4 percent in Idaho, and

•	increased 6.9 percent in Oregon.

These natural gas rate increases and decreases are designed to pass through changes in purchased natural gas costs to our customers with no change in gross margin or net income. The increase in Oregon was approved subject to refund pending further review of our natural gas purchasing and hedging strategies. We have entered into a settlement agreement with the OPUC staff and the Northwest Industrial Gas Users related to this review, which was approved by the OPUC in May 2007. In Oregon, there is also an ongoing review of the PGA mechanism used by all natural gas distribution companies in Oregon (including Avista Corp.). The outcome of this review could impact our PGA mechanism and natural gas purchasing and hedging strategies in Oregon. Total deferred natural gas costs were $9.5 million as of June 30, 2007, a decrease from $18.3 million as of December 31, 2006 primarily due to recovery from customers during the first half of 2007.

AVISTA CORPORATION

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

As a result of these proceedings and complaints, certain parties have asserted claims for refunds and damages from us (primarily through Avista Energy), which could result in a negative effect on future earnings. However, we believe that we have adequate reserves established for refunds that may be ordered. We have joined other parties in opposing these refund claims and complaints for damages. See further information in “Note 12 of the Notes to Consolidated Financial Statements.” Any potential refunds or obligations arising from western power market issues (or any other contingent matters) have been retained by Avista Energy.

Results of Operations

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Energy Marketing and Resource Management, Advantage IQ and Other), that follow this section.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Utility revenues increased $9.9 million to $268.0 million as a result of an increase in natural gas revenues of $18.6 million due to increased wholesale (primarily due to increased volumes) and retail (due to an increase in rates) natural gas sales. This was partially offset by decreased electric revenues of $8.7 million reflecting decreased sales of fuel and wholesale revenues.

Non-utility energy marketing and trading revenues increased $5.1 million to $19.4 million primarily due to a $6.9 million increase from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers), partially offset by a decrease of $1.8 million in net trading margin on contracts accounted for under SFAS No. 133, as amended. This category of revenues, as well as non-utility resource costs, will decrease significantly in future periods with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

Other non-utility revenues increased $1.6 million to $16.6 million as a result of increased revenues from Advantage IQ of $1.9 million primarily due to customer growth, as well as an increase in interest earnings on funds held for customers. This was partially offset by decreased revenues from the Other business segment of $0.3 million primarily due to decreased sales at AM&D.

Utility resource costs increased $13.4 million as a result of an increase in natural gas resource costs of $19.2 million primarily due to an increase in the volume of natural gas purchases. The increase in natural gas resource costs was partially offset by a decrease in electric resource costs of $5.8 million reflecting a decrease in other fuel costs (economic sales of fuel that was not used in generation) and a change in deferred power costs. These decreases were partially offset by increased power purchased and fuel costs.

Utility other operating expenses increased $2.0 million primarily due to increased maintenance expenses, natural gas distribution expenses and outside services.

Utility depreciation and amortization increased $1.2 million primarily due to additions to utility plant. Utility plant in service has increased $104 million from June 30, 2006 to June 30, 2007.

Utility taxes other than income taxes decreased $3.3 million primarily due to decreased property taxes.

The net change in other non-utility operating expenses was an increase of $5.6 million due to:

•

an increase of $3.6 million in the Energy Marketing and Resource Management segment due to the loss on the sale of contracts to Coral Energy, offset by decreased incentive compensation based on lower earnings,

•	an increase of $2.1 million for Advantage IQ due to expanding operations and consulting services, and

•	a decrease of $0.1 million in the Other business segment.

AVISTA CORPORATION

Interest expense decreased $2.0 million primarily due to our issuance of fixed rate long-term debt that replaced maturing debt (which had relatively high interest rates) in the fourth quarter of 2006.

Capitalized interest increased $0.6 million due to increased utility construction activity and the associated increase in construction work in progress balances.

Other income-net increased $1.5 million due to an increase in interest income, partially offset by a decrease in interest on power and natural gas deferrals.

Income taxes increased $0.9 million primarily due to increased income before income taxes and the tax effects of the sale of Avista Energy’s contracts and ongoing operations to Coral Energy. Our effective tax rate was 38.3 percent for the three months ended June 30, 2007 compared to 36.9 percent for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Utility revenues increased $0.9 million to $682.3 million as a result of increased natural gas revenues of $41.4 million due to increased wholesale (primarily due to increased volumes) and retail (due to an increase in rates and volumes) natural gas sales. This was offset by a decrease in electric revenues of $40.5 million reflecting decreased wholesale revenues and sales of fuel, partially offset by increased retail revenues.

Non-utility energy marketing and trading revenues decreased $27.1 million to $48.8 million due to a decrease of $26.7 million in net trading margin on contracts accounted for under SFAS No. 133, as amended, and a $0.4 million decrease from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers). This category of revenues will decrease significantly in future periods with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

Other non-utility revenues increased $2.7 million to $32.1 million as a result of increased revenues from Advantage IQ of $3.8 million primarily due to customer growth, as well as an increase in interest earnings on funds held for customers. This was partially offset by decreased revenues from the Other business segment of $1.0 million primarily due to decreased sales at AM&D.

Utility resource costs increased $11.8 million due to an increase in natural gas resource costs of $39.9 million primarily reflecting an increase in the volume of natural gas purchases. The increase in natural gas resource costs was partially offset by a decrease in electric resource costs of $28.1 million reflecting a decrease in other fuel costs (economic sales of fuel that was not used in generation) and a change in deferred power costs. These decreases are consistent with reduced resource optimization activities and lower sales of fuel and wholesale sales as part of the process of balancing loads and resources.

Utility other operating expenses increased $5.3 million primarily due to increased maintenance expenses, natural gas distribution expenses, compensation and benefits, outside services and the settlement of the shareholder litigation case.

Utility depreciation and amortization increased $1.3 million primarily due to additions to utility plant.

Utility taxes other than income taxes decreased $1.3 million primarily due to decreased property taxes, partially offset by increased retail electric and natural gas revenues and related taxes.

Non-utility resource costs decreased $12.2 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, and a change in natural gas inventory. This category of expenses will decrease significantly in future periods with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

The net change in other non-utility operating expenses was an increase of $6.4 million due to:

•	an increase of $3.9 million in the Energy Marketing and Resource Management segment primarily due to the loss on the sale of contracts to Coral Energy,

•	an increase of $3.8 million for Advantage IQ due to expanding operations, and

•	a decrease of $1.3 million in the Other business segment due to lower operating expenses at AM&D and the accrual of an environmental liability at Avista Development during 2006.

Interest expense decreased $3.7 million primarily due to our issuance of fixed rate long-term debt that replaced maturing debt (which had relatively high interest rates) in the fourth quarter of 2006 and partially due to a decrease in interest expense on short-term borrowings under our committed line of credit.

AVISTA CORPORATION

Capitalized interest increased $1.2 million due to increased utility construction activity and the associated increase in construction work in progress balances.

Other income-net increased $2.7 million due to an increase in interest income and gains on long-term venture fund investments (Other segment), partially offset by a decrease in interest on power and natural gas deferrals.

Income taxes decreased $10.1 million primarily due to decreased income before income taxes, partially offset by the tax effects of Avista Energy’s sale of contracts and ongoing operations to Coral Energy. Our effective tax rate was 36.5 percent for the six months ended June 30, 2007 compared to 36.9 percent for the six months ended June 30, 2006.

Avista Utilities

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net income for the utility was $17.3 million for the three months ended June 30, 2007 compared to $16.9 million for the three months ended June 30, 2006. Utility income from operations was $45.9 million for the three months ended June 30, 2007 compared to $49.3 million for the three months ended June 30, 2006. This decrease in income from operations was primarily due to decreased gross margin (operating revenues less resource costs). The decrease was also due to an increase in other utility operating expenses (primarily maintenance expenses, natural gas distribution expenses and outside services). This was partially offset by a decrease in utility taxes other than income taxes (primarily due to decreased property taxes).

The following table presents our utility gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2007	2006	2007	2006	2007	2006
Operating revenues	$163,809	$172,495	$104,188	$85,581	$267,997	$258,076
Resource costs	51,901	57,698	83,619	64,388	135,520	122,086

Gross margin	$111,908	$114,797	$20,569	$21,193	$132,477	$135,990

Utility operating revenues increased $9.9 million and utility resource costs increased $13.4 million, which resulted in a decrease of $3.5 million in gross margin. The gross margin on electric sales decreased $2.9 million and the gross margin on natural gas sales decreased $0.6 million. The decrease in our electric gross margin was partially due to the difference in electric resource costs as compared to the amount included in base retail rates resulting in the benefit of $0.8 million (of the $4.0 million deadband) of power supply costs in Washington during the second quarter of 2007. In the second quarter of 2006, we received a benefit of $2.0 million under the ERM. The increase in power supply costs for 2007 (as compared to the amount included in base rates) was primarily a result of lower hydroelectric generation, increased purchased power, higher fuel costs and greater use of our thermal generating resources (particularly Coyote Springs 2) to meet demand. The remaining decrease in electric gross margin and the decrease in natural gas gross margin were primarily due to a decrease in use per customer. This appears to be due to warmer than normal weather during the first half of the quarter and partially due to customer response to price increases, particularly with respect to the natural gas.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2007	2006	2007	2006
Residential	$48,580	$48,184	734	738
Commercial	52,729	53,389	732	747
Industrial	23,936	23,501	526	520
Public street and highway lighting	1,367	1,320	7	6

Total retail	126,612	126,394	1,999	2,011
Wholesale	32,790	33,278	677	929
Sales of fuel	6	8,310	—	—
Other	4,401	4,513	—	—

Total	$163,809	$172,495	2,676	2,940

Retail electric revenues increased $0.2 million due to:

•	an increase in revenue per MWh (increased revenues $1.0 million) due to a slight change in revenue mix, partially offset by

•	a decrease in total MWhs sold (decreased revenues $0.8 million) primarily due to a decrease in use per customer.

AVISTA CORPORATION

Wholesale electric revenues decreased $0.5 million due to:

•	a decrease in sales volumes (decreased revenues $12.2 million) consistent with decreased wholesale purchases and decreased resource optimization activities, partially offset by

•	an increase in sales prices (increased revenues $11.7 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel decreased $8.3 million as almost all of our fuel purchases were used in generation.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2007	2006	2007	2006
Residential	$38,579	$38,461	26,662	27,341
Commercial	22,527	22,138	17,951	17,729
Interruptible	1,268	1,039	1,245	979
Industrial	1,190	1,381	1,093	1,295

Total retail	63,564	63,019	46,951	47,344
Wholesale	37,757	19,682	56,198	35,663
Transportation	1,901	1,757	33,960	38,048
Other	966	1,123	64	95

Total	$104,188	$85,581	137,173	121,150

Natural gas revenues increased $18.6 million due to an increase in retail and wholesale natural gas revenues. The $0.5 million increase in retail natural gas revenues was due to higher retail rates (increased revenues $1.2 million), partially offset by a decrease in retail sales volumes (decreased revenues $0.7 million). We sold less retail natural gas in the second quarter of 2007 primarily due to a decrease in use per customer. The increase in our wholesale revenues of $18.1 million was due to an increase in volumes (increased revenues $13.8 million) and prices (increased revenues $4.3 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process.

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2007	2006	2007	2006
Residential	305,383	299,582	272,546	266,645
Commercial	38,340	37,772	32,265	31,635
Interruptible	—	—	14	42
Industrial	1,370	1,390	260	252
Public street and highway lighting	425	433	—	—

Total retail customers	345,518	339,177	305,085	298,574

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2007	2006
Electric resource costs:
Power purchased	$28,112	$23,972
Power cost amortizations, net of deferrals	8,366	16,397
Fuel for generation	12,239	7,714
Other fuel costs	23	7,931
Other regulatory amortizations, net	171	(1,037)
Other electric resource costs	2,990	2,721

Total electric resource costs	51,901	57,698

Natural gas resource costs:
Natural gas purchased	81,821	58,231
Natural gas amortizations, net of deferrals	546	5,783
Other regulatory amortizations, net	1,252	374

Total natural gas resource costs	83,619	64,388

Total resource costs	$135,520	$122,086

AVISTA CORPORATION

Power purchased increased $4.1 million due to an increase in the price of power purchases (increased costs $7.8 million) due to overall increases in wholesale markets. This was partially offset by a decrease in the volume of purchases (decreased costs $3.7 million) consistent with lower wholesale sales volumes and decreased resource optimization activity as part of the balancing of loads and resources.

Net amortization of deferred power costs was $8.4 million for the three months ended June 30, 2007 compared to $16.4 million for the three months ended June 30, 2006. During the second quarter of 2007, we recovered (collected as revenue) $6.7 million of previously deferred power costs in Washington and $1.1 million in Idaho. During the second quarter of 2007, we deferred $0.5 million of power costs in Idaho below the amount included in base retail rates. We did not defer any power costs in Washington during the second quarter of 2007, as power supply costs were within the $4.0 million deadband under the ERM.

Fuel for generation increased $4.5 million primarily due to higher natural gas fuel prices and an increase in thermal generation volumes.

Other fuel costs decreased $7.9 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to almost all of our fuel purchases being used as fuel for generation.

The expense for natural gas purchased for sale to customers increased $23.6 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process. The increase was also partially due to an increase natural gas prices. During the second quarter of 2007, we amortized $0.5 million of deferred natural gas costs compared to $5.8 million for the second quarter of 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net income for the utility was $37.2 million for the six months ended June 30, 2007 compared to $43.1 million for the six months ended June 30, 2006. Utility income from operations was $96.1 million for the six months ended June 30, 2007 compared to $112.3 million for the six months ended June 30, 2006. This decrease in income from operations was primarily due to decreased gross margin (operating revenues less resource costs). The decrease was also due to an increase in other utility operating expenses (primarily maintenance expenses, natural gas distribution expenses, compensation and benefits, outside services and the settlement of the shareholder litigation case). This was partially offset by a decrease in utility taxes other than income taxes (primarily due to decreased property taxes, partially offset by increased revenue related taxes).

The following table presents our utility gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2007	2006	2007	2006	2007	2006
Operating revenues	$353,977	$394,502	$328,286	$286,864	$682,263	$681,366
Resource costs	143,965	172,102	261,541	221,589	405,506	393,691

Gross margin	$210,012	$222,400	$66,745	$65,275	$276,757	$287,675

Utility operating revenues increased $0.9 million and utility resource costs increased $11.8 million, which resulted in a decrease of $10.9 million in gross margin. The gross margin on electric sales decreased $12.4 million and the gross margin on natural gas sales increased $1.5 million. The decrease in our electric gross margin was primarily due to the difference in electric resource costs as compared to the amount included in base retail rates resulting in the expense of $2.4 million (of the $4.0 million deadband) of power supply costs in Washington during the first half of 2007. We received a benefit of $7.2 million under the ERM in the first half of 2006. The increase in power supply costs for 2007 (as compared to the amount included in base rates) was primarily due to lower hydroelectric generation (second quarter), higher fuel costs and greater use of our thermal generating resources (particularly Coyote Springs 2). The increase in natural gas gross margin was primarily due to colder weather in the first quarter of 2007 and customer growth.

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2007	2006	2007	2006
Residential	$121,676	$116,931	1,841	1,780
Commercial	107,840	105,983	1,503	1,482
Industrial	46,183	46,275	1,019	1,029
Public street and highway lighting	2,773	2,599	13	12

Total retail	278,472	271,788	4,376	4,303
Wholesale	59,098	72,429	1,019	1,404
Sales of fuel	8,149	39,247	—	—
Other	8,258	11,038	—	—

Total	$353,977	$394,502	5,395	5,707

Retail electric revenues increased $6.7 million due to an increase in:

•	total MWhs sold (increased revenues $4.7 million) primarily due to customer growth and partially due to an increase in use per customer, and

•	revenue per MWh (increased revenues $2.0 million) due to a slight change in revenue mix with a lower percentage of industrial sales.

The increase in use per customer was primarily due to colder weather in the first quarter.

Wholesale electric revenues decreased $13.3 million due to:

•	a decrease in sales volumes (decreased revenues $22.3 million) consistent with decreased wholesale purchases and decreased resource optimization activities, partially offset by

•	an increase in sales prices (increased revenues $9.0 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel decreased $31.1 million as a greater percentage of our fuel purchases were used in generation.

Other electric revenues decreased $2.8 million primarily due to revenues of $3.0 million from the sale of claims we had against Enron Corporation and certain of its affiliates received in 2006 (first quarter), partially offset by increased transmission revenues.

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2007	2006	2007	2006
Residential	$151,118	$143,594	110,525	108,403
Commercial	83,905	80,231	67,759	66,452
Interruptible	2,856	2,747	2,806	2,652
Industrial	3,258	3,408	2,974	3,171

Total retail	241,137	229,980	184,064	180,678
Wholesale	81,291	50,897	121,660	81,557
Transportation	3,576	3,365	77,765	80,231
Other	2,282	2,622	303	308

Total	$328,286	$286,864	383,792	342,774

Natural gas revenues increased $41.4 million due to an increase in retail and wholesale natural gas revenues. The $11.2 million increase in retail natural gas revenues was due to higher retail rates (increased revenues $6.7 million) and increased volumes (increased revenues $4.5 million). We sold more retail natural gas in the first half of 2007 primarily due to an increase in use per customer (due to colder weather in the first quarter) and customer growth. The increase in our wholesale revenues of $30.4 million was due to an increase in volumes (increased revenues $26.8 million) and an increase in prices (increased revenues $3.6 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2007	2006	2007	2006
Residential	305,556	299,537	272,828	266,547
Commercial	38,337	37,784	32,242	31,680
Interruptible	—	—	40	41
Industrial	1,369	1,392	259	256
Public street and highway lighting	425	431	—	—

Total retail customers	345,687	339,144	305,369	298,524

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2007	2006
Electric resource costs:
Power purchased	$67,991	$67,890
Power cost amortizations, net of deferrals	15,028	26,576
Fuel for generation	46,370	33,041
Other fuel costs	10,919	42,388
Other regulatory amortizations, net	(2,183)	(3,070)
Other electric resource costs	5,840	5,277

Total electric resource costs	143,965	172,102

Natural gas resource costs:
Natural gas purchased	248,160	204,974
Natural gas amortizations, net of deferrals	9,036	15,246
Other regulatory amortizations, net	4,345	1,369

Total natural gas resource costs	261,541	221,589

Total resource costs	$405,506	$393,691

Power purchased increased $0.1 million due to an increase in the price of power purchases (increased costs $13.1 million) due to overall increases in wholesale markets. This was mostly offset by a decrease in the volume of power purchases (decreased costs $13.0 million) primarily due to increased thermal generation as well as decreased resource optimization activities as part of the process of balancing loads and resources. This was consistent with a decrease in wholesale sales.

Net amortization of deferred power costs was $15.0 million for the six months ended June 30, 2007 compared to $26.6 million for the six months ended June 30, 2006. During the first half of 2007, we recovered (collected as revenue) $15.9 million of previously deferred power costs in Washington and $2.4 million in Idaho. During the first half of 2007, we deferred $3.3 million of power costs in Idaho above the amount included in base retail rates. We did not defer any power costs in Washington during the first half of 2007, as power supply costs were within the $4.0 million deadband under the ERM.

Fuel for generation increased $13.3 million due to higher natural gas fuel prices and an increase in thermal generation volumes (particularly Coyote Springs 2).

Other fuel costs decreased $31.5 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to an increased percentage of fuel used in generation.

The expense for natural gas purchased for sale to customers increased $43.2 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, and partially due to an increase in retail sales volumes. The increase was also partially due to an increase natural gas prices. During the first half of 2007, we amortized $9.0 million of deferred natural gas costs compared to $15.2 million for the first half of 2006.

Energy Marketing and Resource Management

The Energy Marketing and Resource Management segment primarily includes the results of Avista Energy. On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations. Completion of this transaction effectively ends substantially all of the operations of this business segment.

AVISTA CORPORATION

Historical earnings from Avista Energy were derived from the following activities:

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

The following table presents our net realized gains and net unrealized losses from Avista Energy for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net realized gains	$4,673	$12,197	$17,288	$17,472
Net unrealized losses	(3,661)	(16,078)	(24,594)	(9,938)

Total gross margin (operating revenues less resource costs)	$1,012	$(3,881)	$(7,306)	$7,534

Differences in the estimated market value and the required accounting for certain contracts and physical assets under management

Earnings from this segment were affected by the variability associated with the difference between the estimated market value and the required accounting for certain contracts and physical assets under management of Avista Energy. These operations were managed on an economic basis reflecting contracts and assets under management at estimated market value. Under SFAS No. 133, certain contracts, which are considered derivatives, economically hedge other contracts and physical assets under management, which are not considered derivatives. Derivative contracts are generally recorded at estimated market value. Non-derivative contracts are generally accounted for at the lower of cost or market value. The accounting treatment does not affect the underlying cash flows or economics of our transactions. This difference between the estimated market value and the required accounting are generally reversed in future periods when market values change or when our contracts are settled or realized. However, the amount of the difference could increase or decrease prior to settlement due to changes in forward market prices. This primarily related to Avista Energy’s management of natural gas inventory and its control of natural gas-fired generation through a power purchase agreement related to the Lancaster Plant.

Analysis of operating revenues, resource costs and gross margin for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Operating revenues increased $5.1 million to $19.4 million due to a $6.9 million increase from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers), partially offset by a decrease of $1.8 million in net trading margin on contracts accounted for under SFAS No. 133, as amended.

Resource costs increased $0.2 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, partially offset by a change in natural gas inventory.

Our gross margin (operating revenues less resource costs) from Avista Energy was a gain of $1.0 million for the three months ended June 30, 2007 compared to a loss of $3.9 million for the three months ended June 30, 2006. The improvement was primarily due to the difference between the estimated market value and the required accounting for certain contracts and physical assets under management. This reduced gross margin by $4.4 million for the three months ended June 30, 2007 and $12.2 million for the three months ended June 30, 2006.

Our net realized gains from Avista Energy decreased to $4.7 million for the three months ended June 30, 2007 from $12.2 million for the three months ended June 30, 2006. The decrease in net realized gains was primarily due to decreased net gains on physical electric transactions and increased net losses on physical natural gas transactions. These decreases were partially offset by the change in natural gas inventory.

AVISTA CORPORATION

Our total mark-to-market adjustment from this segment was a net unrealized loss of $3.7 million for the three months ended June 30, 2007 compared to a net unrealized loss of $16.1 million for the three months ended June 30, 2006. This change was primarily due to the difference between the estimated market value and the required accounting for certain contracts and physical assets under management as described above.

Analysis of operating revenues, resource costs and gross margin for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Operating revenues decreased $27.1 million to $48.8 million due to a decrease of $26.7 million in net trading margin on contracts accounted for under SFAS No. 133, as amended, and a $0.4 million decrease from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers).

Resource costs decreased $12.2 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, and a change in natural gas inventory.

Our gross margin (operating revenues less resource costs) from Avista Energy was a loss of $7.3 million for the six months ended June 30, 2007 compared to a gain of $7.5 million for the six months ended June 30, 2006. The decrease was primarily due to underperformance on the power side of the business, losses on the power purchase agreement for the Lancaster Plant, and the difference between the estimated market value and the required accounting for certain contracts and physical assets under management.

Our net realized gains from Avista Energy were $17.3 million for the six months ended June 30, 2007, as compared to $17.5 million for the six months ended June 30, 2006. Net gains on physical electric transactions decreased and net losses on physical natural gas transactions increased. This was partially offset by increased net gains on settled financial transactions and decreased transmission and transportation fees.

Our total mark-to-market adjustment from this segment was a net unrealized loss of $24.6 million for the six months ended June 30, 2007 compared to a net unrealized loss of $9.9 million for the six months ended June 30, 2006.

Energy trading activities and positions

The following table summarizes information for trading activities at Avista Energy during the six months ended June 30, 2007 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2006	$34,044	$(507)	$33,537
Less contracts settled during 2007 (1)	(25,080)	7,792	(17,288)
Less contracts sold to Coral Energy (2)	(13,571)	5,670	(7,901)
Fair value of new contracts when entered into during 2007 (3)	—	—	—
Change in fair value due to changes in valuation techniques (4)	—	—	—
Change in fair value attributable to market prices and other market changes	4,607	(12,955)	(8,348)

Fair value of contracts as of June 30, 2007	$—	$—	$—

(1)	Contracts settled during 2007 include those contracts that were open in 2006 but settled during the six months ended June 30, 2007 as well as new contracts entered into and settled during 2007. Amount represents net realized gains associated with these settled transactions.
(2)	Represents the estimated fair value of the contracts sold to Coral Energy on June 30, 2007.
(3)	We did not enter into any origination transactions during the six months ended June 30, 2007 in which we recognized any dealer profit or mark-to-market gain or loss at inception.
(4)	During the six months ended June 30, 2007, we did not experience a change in fair value due to changes in valuation techniques.

Advantage IQ

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net income for Advantage IQ was $1.3 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. Operating revenues increased $1.9 million and operating expenses increased $2.2 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s

AVISTA CORPORATION

customer base as well as an increase in interest earnings on funds held for customers. The increase in interest earnings on funds held for customers was due in part to an increase in interest rates. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base, which included fees for consulting services in the second quarter of 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net income for Advantage IQ was $2.9 million for the six months ended June 30, 2007 compared to $3.0 million for the six months ended June 30, 2006. Operating revenues increased $3.8 million and operating expenses increased $4.0 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base as well as an increase in interest earnings on funds held for customers. Advantage IQ has over 385 customers representing 227,000 billed sites in North America. The number of billed sites increased by 36,000, or 19 percent, from June 30, 2006. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base.

Other Business Segment

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

The net loss from this business segment was $0.4 million for the three months ended June 30, 2007 consistent with a net loss of $0.4 million for the three months ended June 30, 2006. Operating revenues decreased $0.3 million and operating expenses decreased $0.3 million.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

The net loss from this business segment was $0.2 million for the six months ended June 30, 2007 compared to a net loss of $1.4 million for the six months ended June 30, 2006. Operating revenues decreased $1.0 million and operating expenses decreased $1.5 million. Net income for AM&D was $0.2 million for the first half of 2007 consistent with $0.2 million for the first half of 2006. With respect to overall segment results, the improvement was due to:

•	the accrual for an environmental liability in 2006, and

•	gains on certain long-term venture fund investments in this segment in 2007 compared to losses in 2006.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2006 Form 10-K and have not changed materially from that discussion with the exception of “Avista Energy Revenues and Trading Activities,” which will no longer be a critical accounting policy due to the sale of substantially all of Avista Energy’s contracts and ongoing operations.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2007, positive cash flows from operating activities of $158.0 million were used to fund the majority of our cash requirements. These cash requirements included utility property capital expenditures of $92.6 million, debt maturities of $12.3 million and dividends of $15.6 million. As cash flows from operating activities and other sources of cash inflows exceeded other funding requirements, our total cash and cash equivalents increased $75.1 million during the first half of 2007. This was primarily due to the liquidation of restricted cash and deposits with counterparties at Avista Energy.

Operating Activities Net cash provided by operating activities was $158.0 million for the six months ended June 30, 2007 compared to $161.9 million for the six months ended June 30, 2006. Net cash provided by working capital components was $49.8 million for the six months ended June 30, 2007, compared to $42.8 million for the six months ended June 30, 2006. The net cash provided during the six months ended June 30, 2007 primarily reflects positive cash flows from:

•	accounts receivable (representing net cash received from our customers),

•	deposits with counterparties (representing the return from counterparties of cash posted as collateral at Avista Energy), and

•	deposits from counterparties (representing cash received as collateral funds from counterparties at Avista Utilities).

This cash provided was partially offset by negative cash flows from accounts payable (representing net cash paid to our vendors).

The net cash provided during the six months ended June 30, 2006 primarily reflects positive cash flows from:

•	accounts receivable (representing net cash received from customers),

•	other current liabilities (primarily due to an increase in customer fund obligations at Advantage IQ), and

•	cash deposits from counterparties (representing cash received as collateral funds from counterparties).

These positive cash flows were partially offset by a decrease in accounts payable (representing net cash paid to vendors) and other current assets (primarily due to an increase in funds held for customers at Advantage IQ).

Significant non-cash items included $23.6 million of power and natural gas cost amortizations, net of deferrals, for the first half of 2007, a decrease from $41.4 million for the first half of 2006 primarily due to a decrease in recoveries of previously deferred costs from customers. Significant changes in non-cash items also included a $14.7 million change in the unrealized loss on energy commodity derivatives, representing the change to an unrealized loss of $24.6 million on energy trading activities for the first half of 2007 as compared to an unrealized loss of $9.9 million for the first half of 2006.

Investing Activities Net cash used in investing activities was $71.0 million for the six months ended June 30, 2007, a decrease compared to $78.2 million for the six months ended June 30, 2006. This decrease was due to a change in restricted cash. We liquidated $26.3 million of restricted cash in the first half of 2007 representing the return of cash collateralizing energy contracts at Avista Energy and interest rate swap agreements at Avista Corp. This was partially offset by an increase in utility property capital expenditures in 2007 and other cash inflows in the first half of 2006, which included the receipt of $5.5 million from our sale of a claim against an affiliate of Enron Corporation related to the construction of Coyote Springs 2 and proceeds from asset sales of $7.7 million (primarily for a turbine at Avista Power).

Financing Activities Net cash used in financing activities was $12.0 million for the six months ended June 30, 2007 compared to $73.8 million for the six months ended June 30, 2006. During the first half of 2007, our short-term borrowings increased $12.0 million, which reflects an increase in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $15.6 million (or 29.5 cents per share) for the first half of 2007 from $13.7 million (or 28 cents per share) for the first half of 2006. Debt maturities were $12.3 million for the first half of 2007.

During the six months ended June 30, 2006, short-term borrowings decreased $56.5 million, which reflected a decrease in the amount of debt outstanding under our line of credit.

AVISTA CORPORATION

Overall Liquidity

Our consolidated operating cash flows have been primarily derived from the operations of Avista Utilities and Avista Energy. The primary source of operating cash flows for our utility operations is revenues (including the recovery of previously deferred power and natural gas costs) from sales of electricity and natural gas. Significant uses of cash flows from our utility operations include the purchase of electricity and natural gas, and payment of other operating expenses, taxes and interest, with any excess being available for other corporate uses such as capital expenditures and dividends. The primary source and use of operating cash flows for Avista Energy was revenues and costs from realized energy commodity transactions as well as cash collateral deposited to or held from counterparties. Significant operating cash outflows for Avista Energy also included other operating expenses and taxes.

On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations to Coral Energy. Proceeds from the sale of Avista Energy’s net assets to Coral Energy and liquidation of Avista Energy’s remaining net current assets (primarily receivables, restricted cash and deposits with counterparties) are expected to total approximately $170 million to be received in the third quarter of 2007. Over time, we plan to redeploy the majority of the proceeds from the transaction into our regulated utility operations.

Over time, our operating cash flows usually do not fully support the needs for utility capital expenditures. As such, from time to time, we may need to access capital markets in order to fund these needs as well as fund maturing debt. See further discussion at “Capital Resources.”

We design operating and capital budgets to control operating costs and capital expenditures, particularly for our regulated utility operations. In addition to operating expenses, we have continuing commitments for capital expenditures for construction, improvement and maintenance of utility facilities.

We will continue to periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align our earned returns with those allowed by regulators. We filed a general rate case in Washington in April 2007 requesting general rate increases averaging 15.9 percent for electric and 2.3 percent for natural gas. This is designed to increase annual electric revenues by $51.1 million and annual natural gas revenues by $4.5 million. See further details in the section “Avista Utilities – Regulatory Matters.”

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

Our hydroelectric generation was 104 percent of normal in 2006. For 2007, we are forecasting hydroelectric generation to be near normal. This 2007 forecast will change based upon precipitation, temperatures and other variables during the remainder of the year.

We monitor the potential liquidity impacts of increasing energy commodity prices for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices through our:

•	current cash and cash equivalents, and

•	$320.0 million committed line of credit.

Our utility has regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect our cash flow and liquidity until such costs, with interest, are recovered from customers.

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$307,720	15.1%	$26,605	1.3%
Short-term borrowings	16,000	0.8	4,000	0.2
Long-term debt to affiliated trusts	113,403	5.5	113,403	5.6
Long-term debt	655,377	32.0	949,854	46.7

Total debt	1,092,500	53.4	1,093,862	53.8
Preferred stock-cumulative (including current portion)	26,250	1.3	26,250	1.3

Total liabilities	1,118,750	54.7	1,120,112	55.1
Stockholders’ equity	926,590	45.3	914,525	44.9

Total	$2,045,340	100.0%	$2,034,637	100.0%

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other requirements. Our stockholders’ equity increased $12.1 million during the first half of 2007 primarily due to net income and other comprehensive income, partially offset by dividends.

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

We have $358 million of long-term debt maturities and mandatory preferred stock redemptions in the remainder of 2007 and 2008. While proceeds from the Avista Energy transaction should reduce our funding needs, our forecasts indicate that we will need to issue new debt securities to fund a portion of these requirements in 2008. In 2004, we entered into forward-starting interest rate swap agreements effectively locking in market fixed interest rates, which were relatively low compared to historical interest rates, for $125 million of our forecasted debt issuances in 2008.

We have a $320.0 million committed line of credit agreement with various banks with an expiration date of April 5, 2011. Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of June 30, 2007, we had $16.0 million in borrowings outstanding, an increase from $4.0 million as of December 31, 2006. As of June 30, 2007, there were $44.3 million in letters of credit outstanding, a decrease from $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2007, we were in compliance with this covenant with a ratio of 2.50 to 1. The committed line of credit agreement also has a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at the end of any fiscal quarter. This ratio limitation will be increased to 75 percent during the period between the completion of the proposed change in our corporate organization (see Note 13) and December 31, 2007. As of June 30, 2007, we were in compliance with this covenant with a ratio of 53.4 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable

AVISTA CORPORATION

terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of June 30, 2007, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2005, the WUTC issued an order approving the settlement agreement reached in our Washington general rate case with certain conditions. We agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the implementation of our holding company structure. One of the conditions provides for the same utility equity components that are required in our January 2006 Washington general rate case. If we do not meet those targets, it could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. We have also entered into a settlement agreement in Washington related to our proposed holding company formation. In this settlement agreement, we have committed to increase the utility equity component to 40 percent by June 30, 2008. However, the provision to reduce base rates by 2 percent does not apply if we fail to meet this target. The utility equity component was 39.5 percent as of June 30, 2007. We should be able to meet these equity targets through expected earnings and proceeds from the Avista Energy transaction.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. Due to the proceeds from the sale and liquidation of Avista Energy’s assets, we are not currently planning to issue any shares under this agreement.

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

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our $320.0 million committed line of credit. As of June 30, 2007, we had sold $66.0 million in accounts receivable under this revolving agreement.

Credit Ratings

The following table summarizes our credit ratings as of August 7, 2007:

	Standard & Poor’s	Moody’s (1)	Fitch, Inc.
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB
Senior secured debt	BBB-	Baa3	BBB-
Senior unsecured debt	BB+	Ba1	BB+
Preferred stock	BB-	Ba3	BB
Avista Capital II (2)
Preferred Trust Securities	BB-	Ba2	BB
AVA Capital Trust III (2)
Preferred Trust Securities	BB-	Ba2	BB
Rating outlook	Positive (3)	Stable	Positive

(1)	In June 2007, Moody’s placed all of Avista Corporation’s ratings under review for potential upgrade.
(2)	Only assets are subordinated debentures of Avista Corporation.
(3)	Changed to positive from stable in April 2007.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

AVISTA CORPORATION

Pension Plan

As of June 30, 2007, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $15 million to the pension plan in 2006. We are planning to contribute $15 million to the pension plan in 2007 ($7.5 million was contributed during the first half of 2007). Our total pension plan contributions were $77 million from 2002 through the first quarter of 2007.

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

Our net income available for dividends has generally been derived from our regulated utility operations (Avista Utilities) and Avista Energy.

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock contained in our Restated Articles of Incorporation, as amended, and to long-term debt contained in various indentures. Covenants under the 9.75 percent Senior Notes that mature in 2008 limit our ability to increase common stock cash dividends to no more than 5 percent over the previous quarter, unless certain conditions are met related to restricted payments. As of June 30, 2007, we are meeting the conditions that would allow us to increase the common stock cash dividend in excess of 5 percent over the previous quarter.

On May 10, 2007, the Board of Directors declared a quarterly dividend of $0.15 per common share payable on June 15, 2007 to shareholders of record on May 24, 2007. This was an increase of $0.005 per common share over the previous quarterly dividend declared in February 2007. This was the sixth common stock dividend increase authorized by the Board of Directors in the past four years.

As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions if and when we implement a holding company structure. One of the conditions would require IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. Furthermore, we have entered into a similar agreement with the WUTC Staff. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent.

Avista Energy holds a significant portion of cash and cash equivalents reflected on our Consolidated Balance Sheets. Covenants in Avista Energy’s credit agreement, certain counterparty agreements and market liquidity conditions resulted in Avista Energy maintaining certain levels of cash and therefore have effectively limited the amount of cash dividends that were available for distribution to Avista Capital and ultimately to Avista Corp. With the completion of the sale of contracts and the liquidation of Avista Energy’s remaining net current assets, Avista Energy’s cash and restricted cash will be available for dividends to Avista Capital. We are expecting to generate approximately $170 million in cash proceeds from the transaction in the third quarter of 2007 (substantially all received by the end of July), including the liquidation of Avista Energy’s net current assets not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties).

Avista Utilities Operations

We are expecting utility capital expenditures to be in the range of $180 to $190 million for 2007. We expect to have a utility capital budget of over $200 million in each of 2008, 2009 and 2010. Significant projects include the continued enhancement of our transmission and distribution systems and upgrades to our generation facilities.

Our utility held cash deposits from other parties in the amount of $50.1 million as of June 30, 2007, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

AVISTA CORPORATION

See “Notes 9 and 10 of Notes to Consolidated Financial Statements” for additional details related to our financing activities.

Energy Marketing and Resource Management (Avista Energy) Operations

On June 30, 2007, Avista Energy and Avista Energy Canada, as co-borrowers, terminated a committed credit agreement with a group of banks in the aggregate amount of $145.0 million that had an expiration date of July 12, 2007. This credit agreement was terminated in connection with the closing of the sale of substantially all of the contracts and ongoing operations of Avista Energy and Avista Energy Canada as described at Note 3. There were not any early termination penalties incurred by Avista Energy or Avista Energy Canada.

Avista Capital provided performance guarantees to other parties with whom Avista Energy may be doing business. At any point in time, Avista Capital was only liable for the outstanding portion of the performance guarantee, which was $25.7 million as of June 30, 2007. The face value of all performance guarantees issued by Avista Capital for energy trading contracts at Avista Energy was $360.9 million as of June 30, 2007. These guarantees were terminated with the closing of the sale of Avista Energy’s contracts on June 30, 2007, but remained in effect through the July 2007 settlement of Avista Energy’s payables to counterparties.

Avista Energy managed collateral requirements with counterparties by providing letters of credit, providing guarantees from Avista Capital, depositing cash with counterparties and offsetting transactions with counterparties. Cash deposited with counterparties totaled $31.1 million as of June 30, 2007, a decrease from $79.5 million as of December 31, 2006. These cash deposits were returned to Avista Energy in July 2007. Avista Energy did not hold any cash deposits from other parties as of June 30, 2007.

As of June 30, 2007, Avista Energy had $104.9 million in cash, as well as $3.6 million of restricted cash. The increase in cash from a balance of $29.6 million at December 31, 2006 was primarily due to the liquidation of restricted cash and the return from counterparties of cash deposited as collateral for energy contracts.

Contractual Obligations

During the six months ended June 30, 2007, our future contractual obligations have not changed materially from the amounts disclosed in the 2006 Form 10-K with the following exceptions:

The amount outstanding under our revolving accounts receivable sales financing facility decreased from $85.0 million as of December 31, 2006 to $66.0 million as of June 30, 2007. In March 2007, the termination date of this facility was extended from March 20, 2007 to March 17, 2008.

The amount outstanding under our $320.0 million committed line of credit increased to $16.0 million as of June 30, 2007 from $4.0 million as of December 31, 2006.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of June 30, 2007 (dollars in millions):

For the 12-month period ended June 30,	2008	2009	2010	2011	2012	Thereafter
Energy purchase contracts	$21,700	$21,700	$23,901	$26,102	$26,102	$325,852

These contractual commitments of Avista Energy are primarily related to the power purchase agreement for the Lancaster Plant. These obligations and benefits of this agreement have been sold to Coral Energy through the end of 2009. Beginning in 2010 through 2026, the obligations and benefits of the power purchase agreement for the Lancaster Plant will be contracted to Avista Energy. We expect that these obligations and benefits will be transferred to our regulated utility, subject to future approval by the WUTC and IPUC.

Business Risk

Primarily through our utility operations, we are exposed to the following risks including, but not limited to:

•	market prices and supply of wholesale energy, which we purchase and sell, including power, fuel and natural gas,

•	regulatory allowance of the recovery of power and natural gas costs, operating costs and capital investments,

•	streamflow and weather conditions,

AVISTA CORPORATION

•	the effects of changes in legislative and governmental regulations, including restrictions on emissions from generating plants and requirements for the acquisition of new resources,

•	changes in regulatory requirements,

•	availability of generation facilities,

•	competition,

•	technology, and

•	availability of funding.

Also, like other utilities, our facilities and operations are exposed to natural disasters and terrorism risks or other malicious acts. See further reference to risks and uncertainties under “Forward-Looking Statements.”

Our business risk has not materially changed during the six months ended June 30, 2007. However, our risk profile related to Avista Energy’s operations has changed with the closing of the sale of contracts and ongoing operations to Coral Energy. Please refer to the 2006 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have risk management policies and procedures to manage these risks, both qualitative and quantitative. Risk management policies and procedures for Avista Energy have been suspended following the closing of the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007. Please refer to the 2006 Form 10-K for discussion of risk management policies and procedures.

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

We continue to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas requirements. In particular, a greenhouse gas bill has been passed by the legislature in the state of Washington and bills have been introduced in the U. S. Senate and House of Representatives. There will most likely be continuing activity in the near future.

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

AVISTA CORPORATION

Greenhouse gas requirements could result in significant costs for us to comply with restrictions on carbon dioxide or other greenhouse gas emissions. Such requirements could also preclude us from developing certain types of generating plants, including coal-fired plants.

Initiative Measure 937 (I-937) was passed into law through the General Election in Washington in November 2006. I-937 requires certain investor-owned, cooperative, and government-owned electric utilities (including Avista Corp.) to acquire new renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets beginning in 2012. Failure to comply with renewable energy and conservation standards will result in penalties of at least $50 per MWh being assessed against a utility for each MWh it is deficient in meeting a standard. A utility would be deemed to comply with the renewable energy standard if it invests at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable resources and/or renewable credits. Our most recent draft Electric Integrated Resource Plan (IRP), which we plan to file with the WUTC and IPUC before the end of the third quarter 2007, includes the acquisition of additional renewable resources such that, if the draft IRP is implemented, we would be compliant with the requirement by the various milestone dates. In the draft IRP, we do not anticipate adding a major generation project until 2014. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes.

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

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” in “Part I. Financial Information Item 1. Consolidated Financial Statements.”

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

AVISTA CORPORATION

Our risk factors related to Avista Energy’s operations have changed with the closing of the sale of contracts and ongoing operations to Coral Energy, as many of the risk factors specifically related to Avista Energy have been eliminated.

In addition to these risk factors, please also see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of Avista Corp. was held on May 10, 2007. The election of four directors with terms expiring in 2010 and one director with a term expiring in 2009, to amend the Restated Articles of Incorporation and Bylaws to allow for annual election of directors and the ratification of the appointment of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2007 were the only matters voted upon at the meeting. The proposal to amend the Articles of Incorporation and Bylaws required an affirmative vote of 80 percent of the outstanding shares of the Company, which was not received and the proposal was not approved. There were 52,724,612 shares of common stock issued and outstanding as of March 9, 2007, the proxy record date, with 48,001,005 shares represented at said meeting. The results of the voting are shown below:

Issue	For	Against or Withheld	Exceptions or Abstain
Election of Directors:
Eric J. Anderson (term expires 2010)	47,028,071	972,934
Kristianne Blake (term expires 2010)	47,375,964	625,041
Jack W. Gustavel (term expires 2010)	47,379,869	621,136
Scott L. Morris (term expires 2009)	47,394,078	606,927
Michael L. Noel (term expires 2010)	47,061,005	940,000
Amend the Restated Articles of Incorporation and Bylaws to allow for annual election of directors	36,839,789	1,170,140	9,991,076
Ratification of appointment of Deloitte & Touche, LLP	47,495,472	159,570	345,963

The terms of directors Roy Lewis Eiguren, Gary G. Ely, John F. Kelly, Lura J. Powell, Ph.D., Heidi B. Stanley and R. John Taylor continued. On February 9, 2007, Gary G. Ely, Chairman of the Board and Chief Executive Officer of Avista Corp., announced to the Company’s board of directors, that he will retire from the Company and the board effective December 31, 2007. The Company’s board of directors elected Scott L. Morris to the positions of Chairman of the Board and Chief Executive Officer of Avista Corp. effective January 1, 2008.

Item 6. Exhibits

10.1	Indemnification Agreement entered into as of June 30, 2007 by Coral Energy Holding, L.P. and certain of its affiliates and Avista Energy, Inc. and certain of its affiliates.*

10.2	Guaranty Agreement effective as of June 30, 2007 entered into by Avista Capital, Inc. in favor of Coral Energy Holding, L.P. and certain of its affiliates.*

10.3	Security Agreement dated as of June 30, 2007 given by Avista Capital, Inc. in favor of Coral Energy Holding, L.P. and certain of its affiliates.*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: August 8, 2007	/s/ Malyn K. Malquist
Malyn K. Malquist
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)