Form 10-Q
period 2007-09-30
AVISTA CORP
filed 2007-11-02
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐                    No  ☒

As of October 19, 2007, 52,864,428 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands, except per share amounts

	2007	2006
Operating Revenues:
Utility revenues	$243,798	$229,335
Non-utility energy marketing and trading revenues	6,314	47,711
Other non-utility revenues	17,550	15,955

Total operating revenues	267,662	293,001

Operating Expenses:
Utility operating expenses:
Resource costs	144,059	129,246
Other operating expenses	50,126	45,864
Depreciation and amortization	21,551	20,394
Taxes other than income taxes	15,012	15,170
Non-utility operating expenses:
Resource costs	6,259	29,798
Other operating expenses	13,865	17,218
Depreciation and amortization	1,054	1,220

Total operating expenses	251,926	258,910

Income from operations	15,736	34,091

Other Income (Expense):
Interest expense	(19,547)	(22,467)
Interest expense to affiliated trusts	(1,836)	(1,817)
Capitalized interest	1,326	840
Regulatory disallowance of unamortized debt repurchase costs	(3,850)	—
Other income-net	2,156	2,736

Total other income (expense)-net	(21,751)	(20,708)

Income (loss) before income taxes	(6,015)	13,383
Income taxes	(2,140)	3,310

Net income (loss)	$(3,875)	$10,073

Weighted-average common shares outstanding (thousands), basic	52,834	49,098
Weighted-average common shares outstanding (thousands), diluted	52,834	49,902
Total earnings (loss) per common share, basic (Note 12)	$(0.07)	$0.21

Total earnings (loss) per common share, diluted (Note 12)	$(0.07)	$0.20

Dividends paid per common share	$0.150	$0.145

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands, except per share amounts

	2007	2006
Operating Revenues:
Utility revenues	$926,061	$910,701
Non-utility energy marketing and trading revenues	55,121	123,568
Other non-utility revenues	49,672	45,328

Total operating revenues	1,030,854	1,079,597

Operating Expenses:
Utility operating expenses:
Resource costs	549,565	522,937
Other operating expenses	149,358	139,809
Depreciation and amortization	63,939	61,485
Taxes other than income taxes	54,057	55,559
Non-utility operating expenses:
Resource costs	62,372	98,121
Other operating expenses	53,173	50,098
Depreciation and amortization	3,499	3,981

Total operating expenses	935,963	931,990

Income from operations	94,891	147,607

Other Income (Expense):
Interest expense	(60,154)	(66,821)
Interest expense to affiliated trusts	(5,463)	(5,286)
Capitalized interest	3,700	2,010
Regulatory disallowance of unamortized debt repurchase costs	(3,850)	—
Other income-net	9,414	7,289

Total other income (expense)-net	(56,353)	(62,808)

Income before income taxes	38,538	84,799
Income taxes	14,136	29,695

Net income	$24,402	$55,104

Weighted-average common shares outstanding (thousands), basic	52,769	48,951
Weighted-average common shares outstanding (thousands), diluted	53,267	49,633
Total earnings per common share, basic (Note 12)	$0.46	$1.13

Total earnings per common share, diluted (Note 12)	$0.45	$1.11

Dividends paid per common share	$0.445	$0.425

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands

	2007	2006
Net income (loss)	$(3,875)	$10,073

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	1
Unrealized losses on interest rate swap agreements - net of taxes of $(1,557) and $(2,687)	(2,892)	(4,990)
Change in unfunded benefit obligation for pensions and other postretirement benefit plans, net of taxes of $109	202	—
Unrealized losses on derivative commodity instruments - net of taxes of $(730)	—	(1,356)
Reclassification adjustment for realized losses on derivative commodity instruments included in net income - net of taxes of $163	—	304
Reclassification adjustment for realized losses on investment securities included in net income - net of taxes of $43	—	80
Unrealized investment gains	—	1

Total other comprehensive loss	(2,690)	(5,960)

Comprehensive income (loss)	$(6,565)	$4,113

For the Nine Months Ended September 30

Dollars in thousands

	2007	2006
Net income	$24,402	$55,104

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	1,010	411
Reclassification adjustment for foreign currency translation adjustment included in loss on sale of contracts	(2,379)	—
Unrealized gains on interest rate swap agreements - net of taxes of $77 and $779	143	1,446
Change in unfunded benefit obligation for pensions and other postretirement benefit plans, net of taxes of $264	491	—
Unrealized losses on derivative commodity instruments - net of taxes of $(324) and $(500)	(602)	(929)
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(136) and $(328)	(253)	(608)
Reclassification adjustment for realized losses on derivative commodity instruments included in loss on sale of contracts, net of taxes of $464	862	—
Reclassification adjustment for realized losses on investment securities included in net income - net of taxes of $43	—	80
Unrealized investment losses - net of taxes of $(9)	—	(16)

Total other comprehensive income (loss)	(728)	384

Comprehensive income	$23,674	$55,488

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Avista Corporation

Dollars in thousands

	September 30, 2007	December 31, 2006
		(as restated see Note 15)
Assets:
Current Assets:
Cash and cash equivalents	$5,190	$28,242
Restricted cash	1,318	29,903
Accounts and notes receivable-less allowances of $42,206 and $42,360	112,718	286,150
Energy commodity derivative assets	—	343,726
Utility energy commodity derivative assets	9,388	10,828
Regulatory asset for utility derivatives	27,713	62,650
Funds held for customers	90,259	90,134
Deposits with counterparties	1,265	79,477
Materials and supplies, fuel stock and natural gas stored	37,572	42,425
Deferred income taxes	19,969	10,932
Other current assets	56,824	47,807

Total current assets	362,216	1,032,274

Net Utility Property:
Utility plant in service	3,062,726	2,938,456
Construction work in progress	115,313	103,226

Total	3,178,039	3,041,682
Less: Accumulated depreciation and amortization	872,244	826,645

Total net utility property	2,305,795	2,215,037

Other Property and Investments:
Investment in exchange power-net	29,196	31,033
Non-utility properties and investments-net	57,881	60,301
Non-current energy commodity derivative assets	—	313,300
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	17,293	15,594

Total other property and investments	117,773	433,631

Deferred Charges:
Regulatory assets for deferred income taxes	112,336	105,935
Regulatory assets for pensions and other postretirement benefits	52,124	54,192
Other regulatory assets	36,927	31,752
Non-current utility energy commodity derivative assets	42,531	25,575
Power and natural gas deferrals	87,486	97,792
Unamortized debt expense	37,972	46,554
Other deferred charges	4,962	13,766

Total deferred charges	374,338	375,566

Total assets	$3,160,122	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Avista Corporation

Dollars in thousands

	September 30, 2007	December 31, 2006
		(as restated see Note 15)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$75,083	$286,099
Energy commodity derivative liabilities	—	313,499
Customer fund obligations	90,259	90,134
Deposits from counterparties	19,490	41,493
Current portion of long-term debt	307,608	26,605
Current portion of preferred stock-cumulative	—	26,250
Short-term borrowings	—	4,000
Interest accrued	24,794	11,595
Utility energy commodity derivative liabilities	37,101	73,478
Other current liabilities	76,716	72,056

Total current liabilities	631,051	945,209

Long-term debt	655,207	949,854

Long-term debt to affiliated trusts	113,403	113,403

Other Non-Current Liabilities and Deferred Credits:
Non-current energy commodity derivative liabilities	—	309,990
Regulatory liability for utility plant retirement costs	205,974	197,712
Non-current regulatory liability for utility derivatives	36,645	15,400
Pensions and other postretirement benefits	93,705	103,604
Deferred income taxes	440,008	459,756
Other non-current liabilities and deferred credits	71,233	47,055

Total other non-current liabilities and deferred credits	847,565	1,133,517

Total liabilities	2,247,226	3,141,983

Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 52,858,878 and 52,514,326 shares outstanding	723,054	715,620
Accumulated other comprehensive loss	(18,544)	(17,816)
Retained earnings	208,386	216,721

Total stockholders’ equity	912,896	914,525

Total liabilities and stockholders’ equity	$3,160,122	$4,056,508

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

	2007	2006
Operating Activities:
Net income	$24,402	$55,104
Non-cash items included in net income:
Depreciation and amortization	67,438	65,466
Benefit for deferred income taxes	(10,032)	(14,785)
Power and natural gas cost amortizations, net of deferrals	13,879	40,580
Amortization of debt expense	4,822	5,792
Unrealized loss (gain) on energy commodity derivatives	24,594	(1,440)
Regulatory disallowance of unamortized debt repurchase costs	3,850	—
Impairment of utility generation asset	2,290	—
Loss on sale of Avista Energy assets	4,254	—
Other	(8,601)	(17,680)
Changes in working capital components:
Accounts and notes receivable	173,586	315,751
Materials and supplies, fuel stock and natural gas stored	1,935	(963)
Deposits with counterparties	78,212	(19,892)
Other current assets	(6,685)	(44,121)
Accounts payable	(206,332)	(303,562)
Deposits from counterparties	(22,003)	30,870
Other current liabilities	17,984	60,356

Net cash provided by operating activities	163,593	171,476

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(148,947)	(116,591)
Proceeds from sale of utility property claim	—	5,484
Other capital expenditures	(2,596)	(2,852)
Purchase of auction rate investment securities	(130,000)	—
Sale of auction rate investment securities	130,000	—
Decrease (increase) in restricted cash	28,585	(1,069)
Changes in other property and investments	(3,118)	(1,016)
Proceeds from property sales	492	7,965

Net cash used in investing activities	(125,584)	(108,079)

Financing Activities:
Decrease in short-term borrowings	(4,000)	(1,494)
Redemption and maturity of long-term debt	(12,610)	(39,663)
Premiums paid for the redemption of long-term debt	—	(355)
Redemption of preferred stock	(26,250)	(1,750)
Cash dividends paid	(23,510)	(20,782)
Issuance of common stock	4,032	7,109
Equity transactions of consolidated subsidiaries	1,440	—
Long-term debt and short-term borrowing issuance costs	(163)	(779)

Net cash used in financing activities	(61,061)	(57,714)

Net increase (decrease) in cash and cash equivalents	(23,052)	5,683
Cash and cash equivalents at beginning of period	28,242	25,917

Cash and cash equivalents at end of period	$5,190	$31,600

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$47,788	$58,641
Income taxes	28,847	47,599
Non-cash financing and investing activities:
Liability to subsidiary minority shareholders	12,649	—

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income (Loss) for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2006 Form 10-K for definitions of terms such as capacity, energy and therm.

The Company has restated its Consolidated Balance Sheet as of December 31, 2006 for immaterial adjustments as described in Note 15.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in western Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments, including Avista Energy, Inc. (Avista Energy) and Advantage IQ, Inc. (Advantage IQ). Avista Energy was an electricity and natural gas marketing, trading and resource management business. On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. See Note 16 for business segment information.

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

AVISTA CORPORATION

Other Income-Net

Other income-net consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income	$1,177	$2,310	$7,563	$6,493
Interest on power and natural gas deferrals	1,059	1,579	3,287	5,073
Equity-related AFUDC	1,076	667	3,004	1,593
Net gain (loss) on investments	—	(131)	445	(521)
Other expense	(1,250)	(1,865)	(5,036)	(5,829)
Other income	94	176	151	480

Total	$2,156	$2,736	$9,414	$7,289

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consisted of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustment	$—	$1,369
Unfunded benefit obligation for pensions and other postretirement benefit plans	(15,341)	(15,832)
Unrealized loss on interest rate swap agreements	(3,203)	(3,346)
Unrealized loss on derivative commodity instruments	—	(7)

Total accumulated other comprehensive loss	$(18,544)	$(17,816)

Assets Held for Sale

Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of September 30, 2007, assets held for sale of $9.5 million primarily included turbines and related equipment at Avista Utilities, which is included in other current assets on the Consolidated Balance Sheets. See Note 4 regarding the impairment of a turbine in the third quarter of 2007. There were not any liabilities held for sale as of September 30, 2007. See Note 3 regarding the sale of substantially all of the contracts and ongoing operations of Avista Energy in 2007.

Regulatory Deferred Charges and Credits

The Company prepares its consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company prepares its financial statements in accordance with SFAS No. 71 because:

•	rates for regulated services are established by or subject to approval by independent third-party regulators,

•	the regulated rates are designed to recover the cost of providing the regulated services, and

•	in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover costs.

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

If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

The Company’s primary regulatory assets include:

•	power and natural gas deferrals,

•	investment in exchange power,

•	regulatory asset for deferred income taxes,

•	unamortized debt expense,

AVISTA CORPORATION

•	assets offsetting net utility energy commodity derivative liabilities (see Note 6 for further information),

•	demand side management programs,

•	conservation programs, and

•	unfunded pensions and other postretirement benefits.

Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

Regulatory liabilities include:

•	utility plant retirement costs,

•	liabilities created when the Centralia Power Plant was sold,

•	liabilities offsetting net utility energy commodity derivative assets (see Note 6 for further information), and

•	the gain on the general office building sale/leaseback.

Those items without a specific line on the Consolidated Balance Sheets are included in other current liabilities and other non-current liabilities and deferred credits.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the evaluation of a tax position as a two-step process. First, the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, it is then measured and recorded at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 in the first quarter of 2007 (effective January 1, 2007). The adoption of FIN 48 did not have a cumulative effect on the Company’s financial statements. See Note 9 for further information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. This statement also expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, the statement does not require any new fair value measurements. This statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. The statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The Company will be required to adopt SFAS No. 157 in 2008. The Company is evaluating the impact SFAS No. 157 will have on its financial statements.

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

AVISTA CORPORATION

Proceeds from the transaction included cash consideration for the net assets acquired by Coral Energy and the liquidation of the remaining net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties, the majority of which have been liquidated as of September 30, 2007). Total proceeds from the sale of the contracts, natural gas inventory and tangible fixed assets were $26.5 million. The pre-tax net loss on the transaction was $4.3 million, which is included in non-utility other operating expenses in the Consolidated Statements of Income for the nine months ended September 30, 2007.

In addition to the cash proceeds received from Coral Energy, Avista Energy has liquidated substantially all of its remaining net current assets as of September 30, 2007. In September 2007, Avista Energy paid a cash dividend of $169 million to Avista Capital and Avista Capital paid a cash dividend of $155 million to Avista Corp. The remaining funds were utilized by Avista Capital to repay outstanding borrowings due to Avista Corp. and the extension of an intercompany loan to Avista Corp.

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

Certain assets of Avista Energy with a net book value of approximately $25 million have not been liquidated. These primarily include natural gas storage and deferred tax assets. The Company expects that the natural gas storage will ultimately be transferred to Avista Utilities, subject to future regulatory approval by state regulators. The Company also expects that the power purchase agreement for the Lancaster Plant for the period 2010 through 2026 will be transferred to Avista Utilities, subject to future regulatory approval.

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

As of November 1, 2007, there have not been any claims under the Indemnification Agreement or Guaranty.

Avista Energy has made customary representations, warranties and covenants in the purchase and sale agreement. Avista Corp. and its subsidiaries have agreed that for a period of 60 calendar months beginning on the closing of the transaction (June 30, 2007), neither Avista Corp. nor any of its subsidiaries will form or participate through ownership or any alliance, or internally, develop capabilities to replicate the business activities of Avista Energy

AVISTA CORPORATION

within the region of the Western Electric Coordinating Council. This restriction has certain exceptions primarily related to any assets or contracts retained by Avista Energy and any current corporate activities outside of Avista Energy, including any resource optimization or associated trading or hedging activities of the character currently being conducted by Avista Utilities, an operating division of Avista Corp., in the ordinary course of its regulated utility business (see Notes 6 and 7).

NOTE 4. IMPAIRMENT OF ASSETS

During the third quarter of 2007, the Company recorded an impairment charge of $2.3 million for a turbine and related equipment, which is included in other operating expenses in the Consolidated Statements of Income.

The Company originally planned to use the turbine in a regulated utility generation project. At the end of the third quarter of 2007, the Company reached a conclusion to sell the turbine and related equipment, which were classified as assets held for sale as of September 30, 2007, and included in other current assets on the Consolidated Balance Sheet. The impairment charge reduced the carrying value of the assets to the estimated fair value.

Pursuant to a settlement agreement in its Washington general rate case entered on October 30, 2007, Avista Corp. agreed to write off $3.8 million of unamortized debt repurchase costs. This expense is reflected as regulatory disallowance of unamortized debt repurchase costs in the Consolidated Statements of Income. These costs were for premiums paid to repurchase debt prior to its scheduled maturity. In accordance with regulatory accounting practices, these premiums were recorded as a regulatory asset in unamortized debt expense on the Consolidated Balance Sheet and were being amortized over the average remaining maturity of outstanding debt.

NOTE 5. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp., formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 19, 2007, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 20, 2007 to March 17, 2008. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 10). As of September 30, 2007, the Company did not have any accounts receivables sold under this revolving agreement, a decrease from $85.0 million as of December 31, 2006.

NOTE 6. UTILITY ENERGY COMMODITY DERIVATIVE ASSETS AND LIABILITIES

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

AVISTA CORPORATION

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

Utility energy commodity derivatives consisted of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Current utility energy commodity derivative assets	$9,388	$10,828
Current utility energy commodity derivative liabilities	37,101	73,478

Net current regulatory asset	$27,713	$62,650

Non-current utility energy commodity derivative assets	$42,531	$25,575
Non-current utility energy commodity derivative liabilities	5,886	10,175

Net non-current regulatory liability	$36,645	$15,400

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

Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options in order to manage the various risks relating to these exposures, and Avista Energy engaged in the trading of such instruments. The Company uses a variety of techniques to manage risks for their energy resources and wholesale energy market activities. The Company has risk management policies and procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes the Company’s risk management policies and procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors. Transaction authority, previously given in the risk management policies and procedures for Avista Energy, was suspended following the closing of the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

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

AVISTA CORPORATION

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

Avista Energy

As disclosed in Note 3, on June 30, 2007, Avista Energy and Avista Energy Canada sold substantially all of their contracts and ongoing operations. Avista Energy’s results of operations are reflected in Avista Corp’s consolidated financial statements for the three and nine months ended September 30, 2007.

The change in the estimated fair value position of Avista Energy’s energy commodity portfolio, net of reserves for credit and market risk for the nine months ended September 30, 2007 was an unrealized loss of $24.6 million and is included in the Consolidated Statements of Income in non-utility energy marketing and trading revenues. The change in the fair value position for the nine months ended September 30, 2006 was an unrealized gain of $1.4 million.

NOTE 8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities and Avista Energy. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company made $15 million in cash contributions to the pension plan in each of 2006 and 2007. No further contributions are planned for the fourth quarter of 2007. The Company expects to make contributions in 2008 at a similar level as recent years.

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

The Company provides death benefits to beneficiaries of executive officers who die during their term of office or after retirement. The liability and expense for this plan are included as other postretirement benefits. As disclosed in Note 15, the Company has restated prior financial statements to recognize the liability and costs of this plan.

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2007	2006	2007	2006
Three months ended September 30:
Service cost	$2,740	$2,495	$160	$132
Interest cost	4,766	4,231	490	416
Expected return on plan assets	(4,802)	(4,236)	(391)	(342)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	792	904	57	70

Net periodic benefit cost	$3,660	$3,558	$442	$402

Nine months ended September 30:
Service cost	$8,219	$7,486	$480	$482
Interest cost	14,297	12,694	1,469	1,249
Expected return on plan assets	(14,406)	(12,708)	(1,173)	(1,026)
Transition obligation recognition	—	—	378	379
Amortization of prior service cost	492	491	—	—
Net loss recognition	2,334	2,646	169	241

Net periodic benefit cost	$10,936	$10,609	$1,323	$1,325

AVISTA CORPORATION

NOTE 9. ACCOUNTING FOR INCOME TAXES

As disclosed in Note 2, the Company adopted FIN 48 effective January 1, 2007, which did not have a cumulative effect on the Company’s financial statements.

The Company and its eligible subsidiaries file consolidated federal income tax returns. The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and California. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Internal Revenue Service (IRS) has examined the Company’s 2001, 2002 and 2003 federal income tax returns. Despite those tax years still remaining open, all issues have been resolved with the exception of the timing for the deductions of certain indirect overhead costs. The IRS is currently conducting an examination of the Company’s 2004 and 2005 federal income tax returns. As it relates to certain indirect overhead costs, this examination could result in a change in the liability for uncertain tax positions. However, an estimate of the range of any such possible change cannot be made at this time. The Company does not believe that any open tax years with respect to state income taxes could result in any adjustments that would be significant to the consolidated financial statements.

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

Due to the revenue ruling and related regulations, the IRS has disallowed the tax deduction of indirect overhead expenses during their examination of the Company’s 2001, 2002 and 2003 federal income tax returns. The Company believes that the tax deductions claimed on tax returns were appropriate based on the applicable statutes and regulations in effect at the time. Avista Corp. appealed the proposed IRS adjustment on April 19, 2006. An Appeals Conference was held in Spokane on October 20, 2007 between the Company, its representatives and the IRS Appeals Division. No resolution was reached at that meeting and the Company is unable to estimate when final resolution of this issue may occur. The Company repaid a portion of the previous tax deductions through tax payments in 2005 and 2006. There can be no assurance that the Company’s position will prevail; however, it is not expected to have a significant effect on the Company’s net income.

The Company estimates that its liability for unrecognized tax benefits is $22.6 million at each of January 1, 2007 and September 30, 2007. With the adoption of FIN 48, this amount was reclassified from deferred income taxes to liability for unrecognized tax benefits. This liability primarily relates to the indirect overhead expenses described above, and the amount of this liability is included as other non-current liabilities and deferred credits on the Consolidated Balance Sheet as of September 30, 2007. The liability for unrecognized tax benefits would not affect the tax rate if recognized in 2007, as any adjustment to this tax item would be offset by an adjustment to current income tax expense. The liability for interest expense for unrecognized tax benefits as of January 1, 2007 was not material due to net operating loss and tax credit carryovers. The change in the liability for interest expense during the nine months ended September 30, 2007 was not material. The Company has not accrued any penalties. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

NOTE 10. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company did not have any borrowings outstanding as of September 30, 2007 and $4.0 million of borrowings outstanding as of December 31, 2006. Total letters of credit outstanding were $33.9 million as of September 30, 2007 and $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that

AVISTA CORPORATION

would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of September 30, 2007, the Company was in compliance with this covenant with a ratio of 2.60 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of September 30, 2007, the Company was in compliance with this covenant with a ratio of 54.1 percent. If the proposed change in organization to form a holding company becomes effective, the committed line of credit agreement will remain at Avista Corp.

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

NOTE 11. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of September 30, 2007 and December 31, 2006 (dollars in thousands):

Maturity Year	Description	Interest Rate		September 30, 2007	December 31, 2006

2007	Secured Medium-Term Notes	5.99%		$13,850	$13,850
2008	Secured Medium-Term Notes	6.06	%-6.95%	45,000	45,000
2010	Secured Medium-Term Notes	6.67	%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%		7,000	7,000
2013	First Mortgage Bonds	6.13%		45,000	45,000
2018	Secured Medium-Term Notes	7.39	%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%		90,000	90,000
2023	Secured Medium-Term Notes	7.18	%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%		25,000	25,000
2032	Pollution Control Bonds	5.00%		66,700	66,700
2034	Pollution Control Bonds	5.13%		17,000	17,000
2035	First Mortgage Bonds	6.25%		150,000	150,000
2037	First Mortgage Bonds	5.70%		150,000	150,000

	Total secured long-term debt			680,550	680,550

2007	Unsecured Medium-Term Notes	7.90	%-7.94%	—	12,000
2008	Unsecured Senior Notes	9.75%		272,860	272,860
2023	Pollution Control Bonds	6.00%		4,100	4,100

	Total unsecured long-term debt			276,960	288,960

	Other long-term debt and capital leases			5,403	7,364

	Interest rate swaps			1,075	1,037

	Unamortized debt discount			(1,173)	(1,452)

	Total			962,815	976,459
	Current portion of long-term debt			(307,608)	(26,605)

	Total long-term debt			$655,207	$949,854

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The following table presents the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(3,875)	$10,073	$24,402	$55,104
Subsidiary earnings adjustment for dilutive securities	(71)	—	(279)	—

Adjusted net income (loss) for computation of diluted earnings (loss) per common share	$(3,946)	$10,073	$24,123	$55,104

AVISTA CORPORATION

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Denominator:
Weighted-average number of common shares outstanding-basic	52,834	49,098	52,769	48,951
Effect of dilutive securities:
Contingent stock awards *	—	417	187	339
Stock options *	—	387	311	343

Weighted-average number of common shares outstanding-diluted	52,834	49,902	53,267	49,633

Total earnings (loss) per common share, basic	$(0.07)	$0.21	$0.46	$1.13

Total earnings (loss) per common share, diluted	$(0.07)	$0.20	$0.45	$1.11

*	Due to the net loss for the three months ended September 30, 2007, the common stock equivalents from outstanding contingent stock awards and stock options are not included in the calculation for weighted average number of common shares outstanding for diluted loss per common share because the effect is antidilutive. If such shares were included in the calculation, the total weighted average number of common shares outstanding would be increased by 318,000 for the three months ended September 30, 2007.

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 32,200 for the nine months ended September 30, 2007 and 26,200 for the nine months ended September 30, 2006. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

Federal Energy Regulatory Commission Inquiry

On April 19, 2004, the FERC issued an order approving the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) reached by Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff with respect to an investigation into the activities of Avista Utilities and Avista Energy in western energy markets during 2000 and 2001. In the Agreement in Resolution, the FERC Trial Staff stated that its investigation found: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) that Avista Utilities and Avista Energy did not withhold relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001. In April 2005 and June 2005, the California Parties and the City of Tacoma, respectively, filed petitions for review of the FERC’s decisions approving the Agreement in Resolution with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). Based on the FERC’s order approving the Agreement in Resolution

AVISTA CORPORATION

and the FERC’s denial of rehearing requests, the Company does not expect that this proceeding will have any material adverse effect on its financial condition, results of operations or cash flows.

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

The Company has vigorously contested this lawsuit since it commenced on September 27, 2002. The Company has denied, and continues to deny in their entirety, the allegations of wrongdoing in the lawsuit, including the allegations that Avista Corp. made any false or misleading statements with regard to the Company’s business, business practices, risk management or trading activity. The Company denies that it engaged in any improper trading in the California energy market or in any other market, and it denies that the price of its stock was artificially inflated by reason of the misrepresentations and omissions alleged in the lawsuit. There have been no adverse determinations by any court against Avista Corp. or any of the defendants on the merits of the claims asserted by the plaintiffs in the lawsuit, and the Company denies that shareholders were harmed by the conduct alleged in the lawsuit. Neither the settlement agreement nor any of its terms or provisions, nor the Company’s decision to settle the lawsuit, should be construed as an admission or concession of any kind of the merit or truth of any of the allegations of wrongdoing in the lawsuit, or of any fault, liability or wrongdoing whatsoever on the part of Avista Corp. The Company believes that throughout the class period alleged in the lawsuit it fully and adequately disclosed all material facts regarding the Company and made no misrepresentations of material facts regarding Avista Corp. The Company nonetheless considers it desirable to settle the lawsuit in order to avoid the cost and risks of further litigation and trial, and to dispose of burdensome and protracted litigation.

The settlement agreement must be approved by the Court before it will become effective. The Court’s approval process has several steps. The Court has granted preliminary approval of the settlement agreement. A fairness hearing will be held on December 19, 2007 at which the Court will judge the fairness, reasonableness and adequacy of the settlement agreement, including payment of plaintiffs’ and plaintiffs’ counsel fees and expenses, and at which any objections to the settlement agreement will be heard. If the Court then grants final approval of the settlement agreement, it will enter an order certifying the class and dismissing the claims in the lawsuit with prejudice. The Court’s decision can be appealed. If the settlement agreement becomes effective, the settlement fund, less various costs of administration and plaintiffs’ costs and attorney fees, will be distributed to class members who have filed an approved claim.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period). The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price (MMCP) methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the MMCP methodology is applied to its transactions. That filing was accepted in orders issued by the

AVISTA CORPORATION

FERC in January 2006 and November 2006. In its February 2007 status report, the CalISO stated that it intends to process Avista Energy’s cost offset filing. In September 2007, the CalISO filed an updated status report at the FERC stating that it continues finalizing the financial adjustment phase, in which the CalISO is making adjustments to its refund rerun settlement data to account for fuel cost allowance offsets, cost-based offsets, and interest calculations. The CalISO states that it has finished processing activities associated with the emissions cost offsets. Further, the CalISO states that when it determines the date on which the updated cost filing allocation data is ready to be distributed, it will inform parties of this date.

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of September 30, 2007, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

In addition, in June 2003, the FERC issued an order to review bids above $250 per MW made by participants in the short-term energy markets operated by the CalISO and the CalPX from May 1, 2000 to October 2, 2000. In May 2004, the FERC provided notice that Avista Energy was no longer subject to this investigation. In March and April 2005, the California Parties and PG&E, respectively, petitioned for review of the FERC’s decision by the Ninth Circuit. In addition, many of the other orders that the FERC has issued in the California refund proceedings are now on appeal before the Ninth Circuit. Some of those issues have been consolidated as a result of a case management conference conducted in September 2004. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round is limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California Refund Case. In its Order on Remand, issued in October 2007, the FERC ordered the CalISO and the CalPX to complete their refund calculations, including all entities that participated in the CalISO/CalPX markets (including those amounts that would have been paid by municipal utility entities for their sales into the CalISO and the CalPX spot markets during the refund period). The FERC then directed the CalISO to reduce refunds owed to refund recipients by the amounts attributable to municipal sales to the California markets.

In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 Refund Proceeding, but remanded to the FERC its decision not to consider a FPA section 309 remedy for tariff violations prior to October 2, 2000. The Ninth Circuit also granted California’s petition for review challenging the FERC’s exclusion of the energy exchange transactions as well as the FERC’s exclusion of forward market transactions from the California refund proceedings. The Ninth Circuit has extended until November 16, 2007, the time for filing petitions for rehearing. A case management conference was held in October 2007 to review the procedural status of the proceedings. It is unclear at this time what impact, if any, the Court’s remand might have on Avista Energy. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit.

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

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000, and June 20, 2001, were just and reasonable. During the hearing, Avista Corp., doing business as Avista Utilities, and Avista Energy vigorously opposed claims that rates for spot market sales were unjust and unreasonable and that the imposition of refunds would be appropriate. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after

AVISTA CORPORATION

finding that the equities do not justify the imposition of refunds. These equitable factors included the fact that the participants in the Pacific Northwest market include not only utilities and other entities that are subject to FERC jurisdiction, but also a very substantial number of governmental entities that are not subject to FERC jurisdiction with respect to wholesale sales and thus could not be ordered by the FERC to make refunds based on existing law. Seven petitions for review were filed with the Ninth Circuit challenging the merits of the FERC’s decision not to order refunds and raising procedural issues. In February 2005, intervening parties, including Avista Energy and Avista Utilities, filed in opposition to petitioners seeking refunds. Briefing was completed in May 2005 and oral arguments were heard on January 8, 2007.

On August 24, 2007, the Ninth Circuit issued its opinion on the consolidated petitions for review of the Pacific Northwest refund proceeding. The Ninth Circuit found that the FERC, in denying the request for refunds, had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC’s findings must be reevaluated in light of the evidence. In addition, the Ninth Circuit concluded that the FERC abused its discretion in denying potential relief for transactions involving energy that was purchased in the Pacific Northwest and ultimately consumed in California. The Ninth Circuit expressly declined to direct the FERC to grant refunds. Requests for rehearings are due November 16, 2007.

Both Avista Utilities and Avista Energy were buyers and sellers of energy in the Pacific Northwest energy market during the period between December 25, 2000, and June 20, 2001, and, if refunds were ordered by the FERC, could be liable to make payments, but also could assert claims for refunds against FERC-jurisdictional entities. The opportunity to make claims against non-jurisdictional entities may be limited based on existing law. The Company cannot predict the outcome of this proceeding or the amount of any refunds that Avista Utilities or Avista Energy could be ordered to make or could be entitled to receive. Therefore, the Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company’s results of operations, financial condition or cash flows.

California Attorney General Complaint

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the Attorney General of the State of California (California AG) that alleged violations of the Federal Power Act by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint but directing sellers to re-file certain transaction summaries. It was not clear that Avista Corp. and its subsidiaries were subject to this directive but the Company took the conservative approach and re-filed certain transaction summaries in June and July of 2002. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the Ninth Circuit. In September 2004, the Ninth Circuit upheld the FERC’s market-based rate authority, but found the requirement that all sales at market-based rates be contained in quarterly reports filed with the FERC to be integral to a market-based rate tariff. The California AG has interpreted the decision as providing authority to the FERC to order refunds in the California refund proceeding for an expanded refund period. The Court’s decision leaves to the FERC the determination as to whether refunds are appropriate. In October 2004, Avista Energy joined with others in seeking rehearing of the Court’s decision to remand the case back to the FERC for further proceedings. The Court denied the request without explanation on July 31, 2006. Based on its current schedule, the Ninth Circuit will issue the mandate on this decision on November 16, 2007, which will return the case to the FERC for further proceedings. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Wah Chang Complaint

In May 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. This complaint is similar to the Port of Seattle and City of Tacoma complaints (which were dismissed by the United States District Court and the Ninth Circuit as disclosed in the Company’s prior Securities and Exchange Commission filings) and seeks compensatory and treble damages for alleged violations of the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, as well as violations of Oregon state law. According to the complaint, from September 1997 to September 2002, the plaintiff purchased electricity from PacifiCorp pursuant to a contract that was indexed to the spot wholesale market price of electricity. The plaintiff alleges that the defendants, acting in concert among themselves and/or with Enron Corporation and certain affiliates thereof (collectively, Enron) and others, engaged in a scheme to defraud electricity customers by

AVISTA CORPORATION

transmitting false market information in interstate commerce in order to artificially increase the price of electricity provided by them, to receive payment for services not provided by them and to otherwise manipulate the market price of electricity, and by executing wash trades and other forms of market manipulation techniques and sham transactions. The plaintiff also alleges that the defendants, acting in concert among themselves and/or with Enron and others, engaged in numerous practices involving the generation, purchase, sale, exchange, scheduling and/or transmission of electricity with the purpose and effect of causing a shortage (or the appearance of a shortage) in the generation of electricity and congestion (or the appearance of congestion) in the transmission of electricity, with the ultimate purpose and effect of artificially and illegally fixing and raising the price of electricity in California and throughout the Pacific Northwest. As a result of the defendants’ alleged conduct, the plaintiff allegedly suffered damages of not less than $30 million through the payment of higher electricity prices. In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the Ninth Circuit. The appeal of Wah Chang is still pending before the Ninth Circuit and oral arguments were heard on April 10, 2007. Because the resolution of this lawsuit remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Montana Public School Trust Fund Lawsuit

In October 2003, a lawsuit was originally filed by two residents of the state of Montana in the United States District Court for the District of Montana against private owners of hydroelectric dams in Montana, including Avista Corp. The lawsuit alleged that the hydroelectric facilities are located on state-owned riverbeds and the owners of the dams have never paid compensation to the state’s public school trust fund. The lawsuit requested lease payments prospectively and also requested damages for trespassing and unjust enrichment for periods of time dating back to the construction of the respective dams. In May 2004, the Montana AG filed a complaint on behalf of the state in the District Court to join in this lawsuit to allegedly protect and preserve state lands/school trust lands from use without compensation. Through a series of legal developments, the case was subsequently moved to the Montana State Court and the original plaintiffs were removed from the case.

On August 28, 2007, the Montana State Court ruled on several pre-trial motions for summary judgment, finding that, as a matter of law, the Clark Fork River was navigable and the state of Montana owns the riverbeds, that such lands are school trust fund lands, and therefore, the statutes of limitations had not run out on the state of Montana’s claims for prior damages.

On October 19, 2007, the Company reached a settlement with the state of Montana resolving this matter. Pursuant to the settlement, Avista Corp. has agreed to make lease payments in the initial amount of $4 million per year beginning February 1, 2008, for the calendar year 2007, and continuing through calendar year 2016, adjusted each year by the Consumer Price Index. On or before June 30, 2016, Avista Corp. and the state of Montana will determine whether

AVISTA CORPORATION

the annual lease payments remain consistent with the principles of law as applied to the facts and negotiate an adjusted lease payment for the remaining term of Avista Corp.’s Federal Energy Regulatory Commission license for its hydroelectric facilities on the Clark Fork River, which expires in 2046. If Avista Corp. and the state of Montana do not agree on an adjusted lease payment, the parties will engage in advisory arbitration and submit the arbitrator’s recommendation to the State Board of Land Commissioners (Land Board) for approval. The settlement contains provisions that could reduce the amount of Avista Corp.’s lease payments as a result of future judicial determinations in related cases or governmental actions. Avista Corp. will not make any lease payments for periods prior to 2007.

Avista Corp. and the state of Montana will request a consent decree from the Montana State Court adopting the terms of the settlement, as well as approval of the Land Board. The Company intends to seek recovery, through the rate making process, of the lease payments to the state of Montana. The Company will file petitions with the WUTC and the IPUC to defer any lease payments as a regulatory asset. The Company believes that such costs will be recovered in future rates based on historical recovery of similar costs.

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

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued orders to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt (4.46 miles long). The owners of Colstrip Units 3 & 4 take delivery of the coal at the beginning of the conveyor belt. The orders assert that additional royalties are owed MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2004. WECO’s appeal to the MMS for the period through 2001 was substantially denied in March 2005; WECO appealed the orders pertaining to the periods up to 2001 to the Board of Land Appeals of the U.S. Department of the Interior, which was denied on September 12, 2007. WECO has also filed an appeal with the MMS pertaining to the period from 2002 to 2004. The entire appeal process could take several years to resolve. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Presumably, royalty and tax demands for periods of time after the years in dispute and future years will be determined by the outcome of the pending proceedings. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

AVISTA CORPORATION

Spokane River

The Company entered into a settlement with the state of Washington’s Department of Ecology (DOE) and Kaiser Aluminum & Chemical Corporation (Kaiser) relating to the remediation of a contaminated site on the Spokane River. The Company’s involvement with this contaminated site relates to its previous ownership of a wastewater treatment plant through Avista Development. Kaiser paid the Company approximately 50 percent of the estimated total costs. Under the direction of the Company, work under the Cleanup Action Plan has been substantially completed.

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

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho (Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within the current boundaries of the Coeur d’Alene Reservation. This action had been brought by the United States on behalf of the Tribe against the state of Idaho. The Company was not a party to this action. The United States District Court decision was affirmed by the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This ownership decision will result in, among other things, the Company being liable to the Tribe for compensation for the use of reservation lands under Section 10(e) of the Federal Power Act.

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

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls, which have a total present capability of 155.7 MW) are under one FERC license and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. Since the FERC was unable to issue new license orders prior to the August 1, 2007 expiration of the current license, an annual license has been issued, in effect extending

AVISTA CORPORATION

the current license and its conditions until August 1, 2008. The Company has no reason to believe that Spokane River Project operations will be interrupted in any manner relative to the timing of the FERC’s actions.

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

In July 2007, the FERC issued a Final Environmental Impact Statement (FEIS) after review and consideration of comments. This is the last administrative step for the FERC before the issuance of license orders; however, the FERC cannot proceed until several other matters are resolved, including Clean Water Act and Endangered Species Act issues as disclosed below. The Company is in the process of reviewing the FEIS. While the Company believes the ultimate cost of relicensing will be less than its earlier projections as disclosed above, the Company is unable to base specific new cost estimates on its analysis of the final terms and conditions issued by the DOI and the FEIS at this point.

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

In addition, the Company must receive Clean Water Act Certifications from the states of Idaho and Washington for the Projects. Applications for such certification were filed in July 2006 with each state; subsequently, Avista withdrew these applications and re-filed in June 2007. The FERC is precluded from issuing a license order until such certifications have been issued, or waived, by the states. The Company cannot predict the schedule for these final phases of relicensing.

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

The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. When river flows exceed the capacity of the powerhouse turbines, the excess flows would be diverted to the tunnels rather than released over the spillway. The Company has undertaken physical and computer modeling studies to confirm the feasibility and likely effectiveness of the tunnel solution. Analysis of the predicted total dissolved gas (TDG) performance indicates that the tunnels will not meet the performance criteria anticipated in the GSCP. In August 2007, the Gas Supersaturation Subcommittee concluded that the tunnel project does not meet the expectations of the GSCP and is not an acceptable project. As a result, the Company will continue meeting with key stakeholders to review and amend the GSCP which includes developing alternatives to the construction of the tunnels. The Company intends to seek recovery, through the rate making process, of the costs to address the dissolved atmospheric gas levels, including the mitigation payments.

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

In particular, the EPA has finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, in 2006, the Montana Department of Environmental Quality adopted final rules for the control of mercury emissions from coal-fired plants that are more restrictive than EPA regulations. The new rules set strict mercury emission limits by 2010, and put in place a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4, located in Montana.

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

At the time the settlement agreements were concluded, several public power and other parties filed suit against BPA in the Ninth Circuit, challenging the validity of the agreements between Avista Corp. and BPA, as well as BPA’s

AVISTA CORPORATION

agreements with the other IOUs. And on May 3, 2007, the Ninth Circuit ruled that BPA had exceeded its authority when it entered into the settlement agreements with the IOUs (including Avista Corp.) for the period from 2001 through 2011. The panel concluded that those settlement agreements were inconsistent with the Northwest Power Act. BPA concluded that the Ninth Circuit’s decisions created substantial doubt about whether its certifying official could allow continuation of payments under the settlement agreements. Consequently, on May 21, 2007, the BPA notified Avista Corp. and the other IOUs that it was immediately suspending payments made to the IOUs pursuant to settlement agreements. In its May 21, 2007 notice, BPA indicated that the suspension of payments would continue at least until any requests for rehearing were filed and the Ninth Circuit issued final decisions on those requests for rehearing. On July 18, 2007 Avista Corp. and numerous other parties, including the Public Utility Commission of Oregon and the WUTC, filed Petitions for Review, en banc, in the Ninth Circuit, challenging the ruling of the panel that struck down the settlement agreements. The Ninth Circuit has denied this request.

With approval from the WUTC and the IPUC, Avista Corp. has eliminated from its customers’ monthly electric bills, the credit associated with the settlement agreements with BPA. Avista Corp. has an over-refunded balance of approximately $4.4 million ($3.3 million in Washington and $1.1 million in Idaho). Avista Corp. will recover the over-refund in Idaho through an approved surcharge to customers, and expects to ultimately recover the over-refund in Washington, either through a charge to customers or future payments from BPA. The over-refunded balance results from the timing of payments received from the BPA and allocation of those funds to customers based on seasonal demand. When the existing rate credit was established it was projected that the balancing account would reach zero at the end of the contract year (October 2007).

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

The IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions, which would serve to segregate the Company’s utility operations from the other businesses conducted by the holding company. The stipulation would require Avista Corp. to maintain certain common equity levels as part of its capital structure. Avista Corp. has committed to increase its actual utility common equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008, which is consistent with provisions of the Company’s Washington general rate case implemented on January 1, 2006. The calculation of the utility equity component is essentially the ratio of Avista Corp.’s total common equity to total capitalization excluding, in each case, Avista

AVISTA CORPORATION

Corp.’s investment in Avista Capital. The utility equity component was approximately 45 percent as of September 30, 2007. In addition, IPUC approval would be required for any dividend from Avista Corp. to the holding company that would reduce utility common equity below 25 percent of total capitalization which, for this purpose, includes long and short-term debt, capitalized lease obligations and preferred and common equity.

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

As the restatement adjustments are not material to the results of operations for fiscal year 2006 or any quarterly period of 2006, the Company has not restated its Consolidated Statements of Income for the three and nine months ended September 30, 2006. In addition, the Company has not restated its results for the first quarter of 2007.

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

NOTE 16. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis currently used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total

AVISTA CORPORATION

regulated utility operation. The Energy Marketing and Resource Management business segment primarily consisted of electricity and natural gas marketing, trading and resource management, including optimization of energy assets owned by other entities and derivative commodity instruments such as futures, options, swaps and other contractual arrangements. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations. This transaction effectively ends the majority of the operations of the Energy Marketing and Resource Management business segment. This segment still owns natural gas storage facilities and has operating revenues and resource costs related to the power purchase agreement for the Lancaster Plant. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries as well as certain other operations of Avista Capital.

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Energy Marketing and Resource Management	Advantage IQ	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2007:
Operating revenues	$243,798	$6,314	$12,193	$5,357	$—	$267,662
Resource costs	144,059	6,259	—	—	—	150,318
Gross margin	99,739	55	—	—	—	99,794
Other operating expenses	50,126	873	8,145	4,847	—	63,991
Depreciation and amortization	21,551	106	609	339	—	22,605
Income (loss) from operations	13,050	(924)	3,439	171	—	15,736
Interest expense (2)	21,406	19	30	113	(185)	21,383
Income taxes	(3,171)	(313)	1,215	129	—	(2,140)
Net income (loss)	(5,574)	(243)	2,077	(135)	—	(3,875)
Capital expenditures	56,321	—	387	220	—	56,928
For the three months ended September 30, 2006:
Operating revenues	$229,335	$47,711	$10,389	$5,566	$—	$293,001
Resource costs	129,246	29,798	—	—	—	159,044
Gross margin	100,089	17,913	—	—	—	118,002
Other operating expenses	45,864	5,498	6,589	5,131	—	63,082
Depreciation and amortization	20,394	195	544	481	—	21,614
Income (loss) from operations	18,661	12,220	3,256	(46)	—	34,091
Interest expense (2)	24,120	32	144	588	(600)	24,284
Income taxes	(3,358)	5,011	1,193	464	—	3,310
Net income (loss)	480	8,773	1,918	(1,098)	—	10,073
Capital expenditures	43,313	310	990	29	—	44,642
For the nine months ended September 30, 2007:
Operating revenues	$926,061	$55,121	$34,607	$15,065	$—	$1,030,854
Resource costs	549,565	62,372	—	—	—	611,937
Gross margin	376,496	(7,251)	—	—	—	369,245
Other operating expenses	149,358	14,293	24,601	14,279	—	202,531
Depreciation and amortization	63,939	452	1,805	1,242	—	67,438
Income (loss) from operations	109,142	(21,996)	8,201	(456)	—	94,891
Interest expense (2)	65,456	173	183	555	(750)	65,617
Income taxes	17,236	(5,611)	2,904	(393)	—	14,136
Net income (loss)	31,610	(11,804)	4,971	(375)	—	24,402
Capital expenditures	148,947	318	1,639	639	—	151,543
For the nine months ended September 30, 2006:
Operating revenues	$910,701	$123,568	$29,011	$16,317	$—	$1,079,597
Resource costs	522,937	98,121	—	—	—	621,058
Gross margin	387,764	25,447	—	—	—	413,211
Other operating expenses	139,809	15,025	19,249	15,824	—	189,907
Depreciation and amortization	61,485	788	1,544	1,649	—	65,466
Income (loss) from operations	130,911	9,634	8,218	(1,156)	—	147,607
Interest expense (2)	71,625	131	499	1,679	(1,827)	72,107
Income taxes	22,519	5,235	2,816	(875)	—	29,695
Net income (loss)	43,531	9,209	4,903	(2,539)	—	55,104
Capital expenditures	116,591	849	1,957	46		119,443
Total Assets:
Total assets as of September 30, 2007	$2,981,829	$30,222	$104,319	$43,752	$—	$3,160,122
Total assets as of December 31, 2006	2,895,883	1,017,203	100,431	42,991	—	4,056,508

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of September 30, 2007, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), prior to the restatement described in Note 15 to the accompanying consolidated financial statements; and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for certain changes in accounting and presentation resulting from the impact of recently adopted accounting standards. We also audited the adjustments described in Note 15 that were applied to restate the December 31, 2006 consolidated balance sheet of Avista Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying restated consolidated balance sheet as of December 31, 2006.

/s/ Deloitte & Touche LLP
November 1, 2007

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

•

the potential effects of any legislation or administrative rulemaking passed into law, including the possible adoption of national, regional, or state laws requiring resources to meet certain standards and placing restrictions on greenhouse gas emissions to mitigate concerns over global warming;

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

Business Segments

We have three reportable business segments as follows:

•

Avista Utilities – generation, transmission and distribution of electric energy and distribution of natural gas to retail customers, as well as wholesale purchases and sales of energy commodities. Avista Utilities is an operating division of Avista Corp. comprising our regulated utility operations.

•

Energy Marketing and Resource Management – electricity and natural gas marketing, trading and resource management. The activities of this business segment were conducted primarily by Avista Energy, Inc., an indirect subsidiary of Avista Corp. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations. Completion of this transaction effectively ends the majority of the operations of this business segment. This segment still owns natural gas storage facilities and has operating revenues and resource costs related to the power purchase agreement for the Lancaster Plant.

AVISTA CORPORATION

•

Advantage IQ – facility information and cost management services for multi-site customers. The activities of this business segment are conducted by Advantage IQ, Inc., an indirect subsidiary of Avista Corp.

Amounts reported in Other include sheet metal fabrication, venture fund investments and real estate investments. These activities are conducted by various indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx. These activities do not represent a reportable business segment.

Avista Energy, Advantage IQ and the various other companies are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. Our total common stockholders’ equity was $912.9 million as of September 30, 2007, of which $76.2 million represented our investment in Avista Capital.

The following table presents net income (loss) for each business segment (and Other) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Avista Utilities	$(5,574)	$480	$31,610	$43,531
Energy Marketing and Resource Management	(243)	8,773	(11,804)	9,209
Advantage IQ	2,077	1,918	4,971	4,903
Other	(135)	(1,098)	(375)	(2,539)

Net income (loss)	$(3,875)	$10,073	$24,402	$55,104

Executive Level Summary

Overall

Our operating results and cash flows have been derived primarily from:

•	regulated utility operations (Avista Utilities),

•	energy trading, marketing and resource management activities (Avista Energy in the Energy Marketing and Resource Management segment), and

•	Advantage IQ.

We intend to continue to focus on improving earnings and operating cash flows, controlling costs, reducing debt and debt service costs, while working to restore an investment grade credit rating.

On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations to Coral Energy Holding, L.P. (Coral Energy), as well as to certain other subsidiaries of Coral Energy. After closing costs and other adjustments, the transaction resulted in a pre-tax loss of $4.3 million. Proceeds from the transaction included cash consideration for the net assets acquired by Coral Energy and liquidation of the net current assets of Avista Energy not sold to Coral Energy (primarily receivables, restricted cash and deposits with counterparties). The majority of the $169 million of proceeds from the transaction have been deployed into our regulated utility operations. Also, we have retained natural gas storage rights and facilities for the period subsequent to April 2011 and the power purchase agreement for the Lancaster Plant for the period 2010 through 2026. We plan to use these assets and contracts in our utility operations, subject to future regulatory approval.

Our net loss was $3.9 million for the three months ended September 30, 2007 compared to net income of $10.1 million for the three months ended September 30, 2006. This decrease was primarily due to a decrease in net income for the Energy Marketing and Resource Management segment (Avista Energy) and a net loss at Avista Utilities for the third quarter of 2007. Our net income was $24.4 million for the nine months ended September 30, 2007 compared to $55.1 million for the nine months ended September 30, 2006. This decrease was primarily due to the net loss at Avista Energy and lower earnings at Avista Utilities.

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

AVISTA CORPORATION

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

Our hydroelectric generation was 104 percent of normal in 2006. For 2007, we are forecasting hydroelectric generation to be 96 percent of normal. This 2007 forecast will be revised based on precipitation, temperatures and other variables during the fourth quarter.

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

Our utility net loss was $5.6 million for the three months ended September 30, 2007, as compared to net income of $0.5 million for the three months ended September 30, 2006. This change in results was primarily due to:

•

the disallowance of $3.8 million (pre-tax) of unamortized debt repurchase costs (incurred in prior years to repurchase higher coupon debt prior to its scheduled maturity) in the Washington general rate case settlement,

•	an increase in other operating expenses (including a pre-tax impairment charge of $2.3 million related to a turbine), an increase in depreciation and amortization, and

•	certain tax adjustments recorded in the third quarter of 2006 (which had a positive effect on our utility net income of $1.7 million for that period).

These factors were partially offset by a decrease in interest expense.

Our utility net income was $31.6 million for the nine months ended September 30, 2007, a decrease from $43.5 million for the nine months ended September 30, 2006 primarily due to a decrease in gross margin (operating revenues less resource costs). The decrease was also due to the disallowance of unamortized debt repurchase costs, an increase in other operating expenses and an increase in depreciation and amortization. This was partially offset by a decrease in interest expense. The decrease in gross margin was primarily due to the difference in electric resource costs as compared to the amount included in base retail rates. We recognized an expense of $7.6 million under the Energy Recovery Mechanism (ERM) in Washington for the nine months ended September 30, 2007 compared to a benefit of $3.4 million under the ERM for the nine months ended September 30, 2006. The increase in electric resource costs for 2007 (as compared to the amount included in base rates) was primarily due to lower hydroelectric generation (second and third quarters), higher fuel costs and greater use of our thermal generating resources (particularly Coyote Springs 2).

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $148.9 million for the nine months ended September 30, 2007. We are expecting utility capital expenditures to be in the range of $190 million to $200 million for 2007. Significant projects include the continued enhancement of our transmission system and upgrades to our generation facilities.

We will not receive any general rate increases in 2007 and we will absorb expenses under the ERM (estimated at $8 million) in 2007 as compared to a benefit of $2.6 million in 2006. Based primarily on these factors, utility net income will decrease for 2007 as compared to 2006. We filed a general rate case in Washington in April 2007 requesting rate increases averaging 15.9 percent for electric (designed to increase annual revenues by $51.1 million) and 2.3 percent for natural gas (designed to increase annual revenues by $4.5 million). Through an all-party settlement in October 2007, electric rates for our Washington customers will increase by 9.4 percent (designed to increase annual revenues by $30.2 million) and natural gas rates will increase by 1.7 percent (designed to increase

AVISTA CORPORATION

annual revenues by $3.3 million). The settlement is subject to approval by the WUTC and rate adjustments, if approved, would become effective January 1, 2008. We have also filed a natural gas general rate case in Oregon in October 2007 requesting a rate increase of 2.3 percent (designed to increase annual revenues by $3.0 million).

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

Our earnings and cash flows from this business segment were by nature subject to significant variability because they were derived primarily from the day-to-day trading of electricity and natural gas and optimization of assets owned by other entities, rather than predictable long-term revenue streams. Also, these activities were for the most part subject to mark-to-market accounting. However, this is different from the required accounting for natural gas storage and certain other assets and contracts. As such, our earnings from Avista Energy were subject to variability caused by the differences between the estimated market value and the required accounting for these assets and contracts.

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

The Energy Marketing and Resource Management segment had a net loss of $0.2 million for the three months ended September 30, 2007 compared to net income of $8.8 million for the three months ended September 30, 2006.

The Energy Marketing and Resource Management segment had a net loss of $11.8 million for the nine months ended September 30, 2007 compared to net income of $9.2 million for the nine months ended September 30, 2006. The difference between the estimated market value and the required accounting for certain contracts and physical assets under management increased the net loss by $6.4 million from this segment for the nine months ended September 30, 2007 and reduced net income by $3.7 million for the nine months ended September 30, 2006. Due to the sale of Avista Energy’s contracts on June 30, 2007, this difference will not reverse in future periods.

The lower than expected results from this segment for year-to-date 2007 were primarily due to:

•	underperformance on the power side of the business,

•	losses on the power purchase agreement for the Lancaster Plant,

•	the difference between the estimated market value and the required accounting for certain contracts and physical assets under management, and

•	a loss on the net assets sold to Coral Energy.

Advantage IQ

Our subsidiary, Advantage IQ, had net income of $2.1 million for the three months ended September 30, 2007, an increase from $1.9 million for the three months ended September 30, 2006. Advantage IQ’s net income was $5.0 million for the nine months ended September 30, 2007, an increase from $4.9 million for the nine months ended September 30, 2006. The increase for each period of 2007 as compared to 2006 was primarily due to an increase in operating revenues as a result of customer growth and an increase in interest earnings on funds held for customers, partially offset by increased operating expenses from expanding operations. Earnings growth for Advantage IQ has been limited in 2007 due to expenses incurred for consulting services during the second and third quarters. We are implementing certain strategic investments at Advantage IQ that are increasing operating and capitalized costs in the short-term. These investments are designed to enhance the long-term profit potential of this business.

Other

Over time as opportunities arise, we plan to dispose of assets and phase out operations, which do not fit with our overall corporate strategy. However, we may invest incremental funds to protect our existing investments and invest in new businesses that fit with our overall corporate strategy. The net loss for these operations was $0.1 million for

AVISTA CORPORATION

the three months ended September 30, 2007 compared to a net loss of $1.1 million for the three months ended September 30, 2006. The improvement in results was partially due to certain income tax adjustments recorded in the third quarter of 2006. The net loss for these operations was $0.4 million for the nine months ended September 30, 2007 compared to a net loss of $2.5 million for the nine months ended September 30, 2006. This improvement in results on a year-to-date basis was partially due to net gains on certain long-term venture fund investments in 2007 as compared to net losses in 2006, as well as the income tax adjustments recorded in the third quarter of 2006.

Liquidity and Capital Resources

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. There were not any borrowings outstanding under the committed line of credit at September 30, 2007.

In March 2007, we amended our accounts receivable sales facility to extend the termination date to March 2008. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable. We had not sold any accounts receivable under this facility as of September 30, 2007.

Avista Energy had a $145.0 million committed line of credit that was terminated with the closing of the sale of substantially all of its contracts and ongoing operations to Coral Energy.

For the fourth quarter of 2007, we expect net cash flows from operating activities, proceeds from the sale and liquidation of Avista Energy’s assets and our $320.0 million committed line of credit to provide adequate resources to fund:

•	capital expenditures,

•	maturing long-term debt,

•	dividends, and

•	other contractual commitments.

We have long-term debt maturities of $14 million in the fourth quarter of 2007 and $318 million in 2008. While proceeds from the Avista Energy transaction should reduce our funding needs, our forecasts indicate that we will need to issue new debt securities to fund a portion of these requirements in 2008.

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

We filed a general rate case in Washington in April 2007 requesting rate increases averaging 15.9 percent for electric (designed to increase annual revenues by $51.1 million) and 2.3 percent for natural gas (designed to increase annual revenues by $4.5 million). In May 2007, the WUTC issued an order that consolidated our request for an accounting order regarding the accounting for debt repurchase costs into the general rate case filing.

AVISTA CORPORATION

On October 30, 2007, we reached an all-party settlement that resolves all issues in our Washington general rate case. Parties to the settlement include the staff of the WUTC, the Public Counsel Section of the Washington Office of Attorney General, Northwest Industrial Gas Users, Industrial Customers of Northwest Utilities and the Energy Project. The settlement is subject to final approval by the WUTC.

As agreed to in the settlement, electric rates for our Washington customers will increase by an average of 9.4 percent, which is intended to increase annual revenues by $30.2 million. As part of this general rate increase, the base level of power supply costs used in the Energy Recovery Mechanism (ERM) calculations will be updated. Natural gas rates will increase by an average of 1.7 percent, which is intended to increase annual revenues by $3.3 million. Approximately one-half of the increase in natural gas rates is related to storage-capacity release revenues recovered from a third party. This is a transfer between revenue classes and has no impact on net income. The new electric and natural gas rates will become effective on January 1, 2008. The settlement is based on a rate of return of 8.2 percent with a common equity ratio of 46 percent and a 10.2 percent return on equity. Our original request was based on a rate of return of 9.39 percent with a common equity ratio of 47.8 percent and an 11.3 percent return on equity.

We will not establish a Power Cost Only Rate Case (PCORC) mechanism at this time as we had originally requested; however, the parties have agreed to meet and further discuss a PCORC prior to our next general rate case filing.

In addition, we agreed to write off $3.8 million of unamortized debt repurchase costs effective September 30, 2007. These costs were for premiums paid to repurchase higher coupon debt prior to its scheduled maturity as part of an effort to reduce interest expense.

We filed a natural gas general rate case in Oregon in October 2007. In this general rate case, we have requested to increase natural gas rates for our Oregon customers by an average of 2.3 percent, which is designed to increase annual revenues by $3.0 million. Our request is based on a proposed rate of return of 8.98 percent with a common equity ratio of 51.2 percent and an 11.0 percent return on equity. The Public Utility Commission of Oregon (OPUC) has up to 10 months after the filing to make a determination on our request. Concurrent with the general rate case, we filed a petition to revise our book depreciation rates, which would reduce depreciation expense in Oregon by $3.1 million and requested that the change be implemented at the same time as the effective date of the new general rates. The net effect of the reduction in depreciation rates is included in the general rate request.

As part of the general rate case settlement agreement that was modified and approved by the WUTC in December 2005, we agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. If we do not meet those targets, it could result in a reduction to base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of our total consolidated common equity to total capitalization excluding, in each case, our investment in Avista Capital. The utility equity component was approximately 45 percent as of September 30, 2007.

Oregon Senate Bill 408

The OPUC issued amended rules in September 2007 related to Oregon Senate Bill 408 (OSB 408). OSB 408 was enacted into law in 2005. These rules direct the utility to establish an automatic adjustment clause to account for the difference between income taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. The automatic adjustment clause may result in either rate increases or rate decreases and applies only to taxes paid and collected on or after January 1, 2006.

The rules provide for an “apportionment method” that uses a three-factor formula consisting of property, payroll and sales for regulated operations of the utility in Oregon as the numerator, and these same factors for the consolidated company as the denominator, to determine the amount of consolidated taxes paid that are properly attributed to Oregon operations. Under the rules, we will determine the least of:

•	the properly attributed amount of taxes paid using the apportionment method,

•	the amount of taxes determined on a stand-alone basis for Oregon operations, and

•	total consolidated taxes paid.

We will then compare this amount to taxes collected in rates to determine if a refund or surcharge is required.

As required by OPUC orders, we (along with other utilities in Oregon) filed a private letter ruling request with the Internal Revenue Service in December 2006. The private letter ruling request seeks guidance on whether OSB 408 and the related OPUC orders violate normalization rules for accounting for income taxes. The OPUC order issued in September 2007 requires that all of the affected utilities in Oregon file amended private letter ruling requests by

AVISTA CORPORATION

November 30, 2007 to reflect the latest amendments to the rules. While the ruling requests are pending, no rate adjustments will be made. Based on an analysis of operating results for prior years and current rules, we recorded a liability for potential refunds to our customers of $1.3 million for 2006 and $1.0 million for the nine months ended September 30, 2007. On October 15, 2007, we filed the 2006 tax report with the OPUC which shows that our liability for potential refunds was approximately the amount that we have accrued for 2006.

Natural Gas Decoupling

In February 2007, the WUTC approved the implementation of a natural gas decoupling mechanism. Decoupling separates the direct link between natural gas sales volume and the recovery of the fixed cost of providing service to our customers. Because our rate structure provides for recovery of the majority of fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives have been directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Our decoupling mechanism should allow us to recover lost margin resulting from lower usage by Washington customers due to conservation and price elasticity. However, the mechanism will not provide rate adjustments related to abnormal weather. The decoupling mechanism is a three-year “pilot” that began in January 2007. A rate adjustment in any one year would be limited to no more than 2 percent. Our first decoupling rate adjustment became effective November 1, 2007. The rate adjustment is designed to recover $0.3 million over a twelve-month period or a 0.2 percent increase for residential and commercial customers, representing 80 percent of the lost margin for the period January through June 2007.

Accounting for Debt Repurchase Costs

The WUTC staff raised questions and requested information regarding our method of amortization of costs related to debt repurchased between 2002 and 2006. After discussions with the WUTC staff, we agree that the costs associated with debt repurchases beginning in 2002 should have been accounted for in accordance with FERC General Instruction 17 (FERC 17). In May 2007, the WUTC issued an order that consolidated this issue into our April 2007 general rate case filing. In the April general rate case filing, we agreed that costs associated with any new repurchases of debt would be accounted for in accordance with FERC 17, and in the event we desire to account for the cost of new debt repurchases differently than prescribed in FERC 17, we would request an accounting order from the WUTC prior to the repurchase. Under FERC 17, debt repurchase costs are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs can be amortized over the life of the new debt. We have amortized debt repurchase costs over the average remaining maturity of outstanding debt and these costs are currently recovered through retail rates as a component of interest expense. Pursuant to a settlement agreement in our Washington general rate case, we agreed to write off $3.8 million of unamortized debt repurchase costs for premiums paid to repurchase debt prior to its scheduled maturity.

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

The initial amount of power supply costs in excess or below the level in retail rates, which we either incur the cost of, or receive the benefit from, is referred to as the deadband. The annual (calendar year) deadband amount is currently $4.0 million. We will incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We will share annual power supply cost variances between $4.0 million and $10.0 million with customers. As such, 50 percent of the annual power supply cost variance in this range is deferred for future surcharge or rebate to customers and we will incur the cost of, or receive the benefit from, the remaining 50 percent. Once the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance is deferred for future surcharge or rebate. We will incur the cost of, or receive the benefit from, the remaining 10 percent of the annual variance beyond $10.0 million without affecting current or future customer rates. The following is a summary of the ERM:

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
+/- $0 - $4 million	0%	100%
+/- between $4 million - $10 million	50%	50%
+/- excess over $10 million	90%	10%

AVISTA CORPORATION

Under the ERM, we make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. In June 2007, the IPUC approved continuation of the PCA mechanism with the annual rate adjustment provision. The October 1 rate adjustments recover or rebate power costs that have been deferred during the preceding, July-June, twelve-month period. The PCA rate surcharge, as approved by the IPUC, increased from 2.5 percent to 4.7 percent on October 1, 2007.

The following table shows activity in deferred power costs for Washington and Idaho during the nine months ended September 30, 2007 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2006	$70,159	$9,357	$79,516
Activity from January 1 – September 30, 2007:
Power costs deferred	8,351	11,269	19,620
Interest and other net additions	2,288	555	2,843
Recovery of deferred power costs through retail rates	(23,189)	(3,546)	(26,735)

Deferred power costs as of September 30, 2007	$57,609	$17,635	$75,244

Purchased Gas Adjustments

Effective November 1, 2007, natural gas rates decreased:

•	6.0 percent in Washington,

•	4.6 percent in Idaho, and

•	1.7 percent in Oregon.

These natural gas rate decreases are designed to pass through changes in purchased natural gas costs to our customers with no change in gross margin or net income. In Oregon, there is an ongoing review of the PGA mechanism used by all natural gas distribution companies in Oregon (including Avista Corp.). The outcome of this review could impact our PGA mechanism and natural gas purchasing and hedging strategies in Oregon. Total deferred natural gas costs were $11.5 million as of September 30, 2007, a decrease from $18.3 million as of December 31, 2006 primarily due to recovery from customers during the first nine months of 2007.

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

As a result of these proceedings and complaints, certain parties have asserted claims for refunds and damages from us (primarily through Avista Energy), which could result in a negative effect on future earnings. However, we believe that we have adequate reserves established for refunds that may be ordered. We have joined other parties in opposing these refund claims and complaints for damages. See further information at “Note 13 of the Notes to Consolidated Financial Statements.” Any potential refunds or obligations arising from western power market issues (or any other contingent matters) have been retained by Avista Energy.

Results of Operations

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Energy Marketing and Resource Management, Advantage IQ and Other), that follow this section.

AVISTA CORPORATION

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Utility revenues increased $14.5 million to $243.8 million primarily as a result of an increase in natural gas revenues of $14.2 million due to increased wholesale (primarily due to increased volumes) and retail (due to an increase in rates and sales volumes) natural gas sales. This was also partially due to increased electric revenues of $0.3 million reflecting increased electric retail sales, partially offset by decreased sales of fuel and electric wholesale revenues.

Non-utility energy marketing and trading revenues decreased $41.4 million due to the sale of substantially all of Avista Energy’s contracts and ongoing operations.

Other non-utility revenues increased $1.6 million to $17.6 million as a result of increased revenues from Advantage IQ of $1.8 million primarily due to customer growth, as well as an increase in interest earnings on funds held for customers. This was partially offset by decreased other revenues of $0.2 million primarily due to decreased sales at AM&D.

Utility resource costs increased $14.8 million primarily as a result of an increase in natural gas resource costs of $14.0 million primarily due to an increase in the volume of natural gas purchases. The increase in costs was also partially due to increased electric resource costs of $0.8 million.

Utility other operating expenses increased $4.3 million primarily due to the impairment of a turbine and increased regulatory commission expenses.

Utility depreciation and amortization increased $1.2 million primarily due to additions to utility plant. Utility plant in service has increased $149 million from September 30, 2006 to September 30, 2007.

Non-utility resource costs decreased $23.5 million due to the sale of substantially all of Avista Energy’s contracts and ongoing operations.

The net change in other non-utility operating expenses was a decrease of $3.4 million due to:

•	a decrease of $4.6 million in the Energy Marketing and Resource Management segment due to the sale of Avista Energy’s ongoing operations to Coral Energy,

•	an increase of $1.5 million for Advantage IQ due to expanding operations and consulting services, and

•	a decrease of $0.3 million in the other businesses.

Interest expense decreased $2.9 million due to our issuance of fixed rate long-term debt that replaced maturing debt (which had relatively high interest rates) in the fourth quarter of 2006, as well as a decrease in short-term borrowings outstanding as compared to the prior year. The decrease in short-term borrowings reflects the availability of funds from the Avista Energy transaction.

Capitalized interest increased $0.5 million due to increased utility construction activity and the associated increase in construction work in progress balances.

In the Washington general rate case settlement, we agreed to write off $3.8 million of unamortized debt repurchase costs effective September 30, 2007. These costs were for premiums paid to repurchase higher coupon debt prior to its scheduled maturity as part of an effort to reduce interest expense.

Other income-net decreased $0.6 million due to a decrease in interest income and a decrease in interest on power and natural gas deferrals, partially offset by an increase in equity-related AFUDC (consistent with increased utility construction activity).

Income taxes decreased $5.5 million primarily due to decreased income before income taxes. In the third quarter of 2006, the Company recognized adjustments related to Internal Revenue Service audits and adjustments for the 2005 filed federal tax return. In total, these adjustments had a favorable impact to recorded tax expense of $1.3 million.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Utility revenues increased $15.4 million to $926.1 million as a result of increased natural gas revenues of $55.6 million, which were the result of increased wholesale (primarily due to increased volumes) and retail (due to an increase in rates and volumes) natural gas sales. This was offset by a decrease in electric revenues of $40.2 million reflecting decreased wholesale revenues and sales of fuel, partially offset by increased retail revenues.

Non-utility energy marketing and trading revenues decreased $68.4 million to $55.1 million. This category of revenues has decreased significantly in the third quarter of 2007 with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

AVISTA CORPORATION

Other non-utility revenues increased $4.3 million to $49.7 million as a result of increased revenues from Advantage IQ of $5.6 million primarily due to customer growth, as well as an increase in interest earnings on funds held for customers. This was partially offset by decreased other revenues of $1.3 million primarily due to decreased sales at AM&D.

Utility resource costs increased $26.6 million due to an increase in natural gas resource costs of $54.0 million primarily reflecting an increase in the volume of natural gas purchases. The increase in natural gas resource costs was partially offset by a decrease in electric resource costs of $27.4 million reflecting a decrease in other fuel costs (economic sales of fuel that was not used in generation) and a change in deferred power costs. These decreases are consistent with reduced resource optimization activities during this period and lower sales of fuel and wholesale sales as part of the process of balancing loads and resources.

Utility other operating expenses increased $9.5 million primarily due to the impairment of a turbine in the third quarter, increased maintenance expenses, natural gas distribution expenses, outside services, and regulatory commission fees, as well as the settlement of the shareholder litigation case.

Utility depreciation and amortization increased $2.5 million primarily due to additions to utility plant.

Utility taxes other than income taxes decreased $1.5 million primarily due to decreased property taxes, partially offset by increased retail electric and natural gas revenues and related taxes.

Non-utility resource costs decreased $35.7 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, and a change in natural gas inventory. This category of expenses will decrease significantly in future periods with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

The net change in other non-utility operating expenses was an increase of $3.1 million due to:

•	a decrease of $0.7 million in the Energy Marketing and Resource Management segment due to the sale of Avista Energy’s ongoing operations to Coral Energy, partially offset by the loss on the sale,

•	an increase of $5.3 million for Advantage IQ due to expanding operations and consulting services, and

•	a decrease of $1.5 million in the other businesses due to lower operating expenses at AM&D and the accrual of an environmental liability at Avista Development during 2006.

Interest expense decreased $6.7 million due to our issuance of fixed rate long-term debt that replaced maturing debt (which had relatively high interest rates) in the fourth quarter of 2006 and a decrease in interest expense on short-term borrowings under our committed line of credit.

Capitalized interest increased $1.7 million due to increased utility construction activity and the associated increase in construction work in progress balances.

In the Washington general rate case settlement, we agreed to write off $3.8 million of unamortized debt repurchase costs effective September 30, 2007. These costs were for premiums paid to repurchase higher coupon debt prior to its scheduled maturity as part of an effort to reduce interest expense.

Other income-net increased $2.1 million due to an increase in interest income, equity-related AFUDC (consistent with increased utility construction activity) and gains on long-term venture fund investments (Other segment), partially offset by a decrease in interest on power and natural gas deferrals.

Income taxes decreased $15.6 million primarily due to decreased income before income taxes. Our effective tax rate was 36.7 percent for the nine months ended September 30, 2007 compared to 35.0 percent for the nine months ended September 30, 2006. The increase in the effective tax rate was primarily due to certain tax adjustments in 2006. In the third quarter of 2006, the Company recognized adjustments related to Internal Revenue Service audits and adjustments for the 2005 filed federal tax return. In total, these adjustments had a favorable impact to recorded tax expense of $1.3 million.

Avista Utilities

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

The net loss for the utility was $5.6 million for the three months ended September 30, 2007 compared to net income of $0.5 million for the three months ended September 30, 2006. Utility income from operations was $13.1 million for the three months ended September 30, 2007 compared to $18.7 million for the three months ended September 30, 2006. The decrease was primarily due to an increase in other utility operating expenses (including the impairment of a turbine and increased regulatory commission expenses) and increased depreciation and amortization (due to additions to utility plant). The decrease in income from operations was also partially due to decreased gross margin (operating revenues less resource costs).

AVISTA CORPORATION

The following table presents our utility operating revenues, resource costs and gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2007	2006	2007	2006	2007	2006
Operating revenues	$172,043	$171,741	$71,755	$57,594	$243,798	$229,335
Resource costs	86,702	85,902	57,357	43,344	144,059	129,246

Gross margin	$85,341	$85,839	$14,398	$14,250	$99,739	$100,089

Utility operating revenues increased $14.5 million and utility resource costs increased $14.8 million, which resulted in a decrease of $0.3 million in gross margin. The gross margin on electric sales decreased $0.5 million and the gross margin on natural gas sales increased $0.2 million. The decrease in our electric gross margin was partially due to the difference in electric resource costs as compared to the amount included in base retail rates resulting in the expense of $5.2 million of power supply costs in Washington under the ERM during the third quarter of 2007. In the third quarter of 2006, we expensed $3.8 million under the ERM. The increase in power supply costs for 2007 (as compared to the amount included in base rates) was primarily a result of lower hydroelectric generation, increased purchased power and higher fuel costs. The negative effect of the ERM was partially offset by customer growth. The slight increase in natural gas gross margin was primarily due to a slight increase in use per customer.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2007	2006	2007	2006
Residential	$55,462	$51,363	785	781
Commercial	58,629	58,437	826	827
Industrial	25,028	24,022	545	529
Public street and highway lighting	1,372	1,329	6	6

Total retail	140,491	135,151	2,162	2,143
Wholesale	23,664	26,542	303	411
Sales of fuel	3,459	5,776	—	—
Other	4,429	4,272	—	—

Total	$172,043	$171,741	2,465	2,554

Retail electric revenues increased $5.3 million due to an increase in:

•	revenue per MWh (increased revenues $4.1 million) due to the elimination of the BPA residential exchange credit, and

•	total MWhs sold (increased revenues $1.2 million) primarily due to customer growth.

Wholesale electric revenues decreased $2.9 million due to:

•	a decrease in sales volumes (decreased revenues $8.5 million) consistent with decreased wholesale purchases and decreased resource optimization activities, partially offset by

•	an increase in sales prices (increased revenues $5.6 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel decreased $2.3 million as the majority of our fuel purchases were used in generation during the third quarter.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2007	2006	2007	2006
Residential	$21,950	$20,526	13,946	13,348
Commercial	15,363	14,124	11,949	11,362
Interruptible	939	961	922	943
Industrial	1,235	1,428	1,080	1,323

Total retail	39,487	37,039	27,897	26,976
Wholesale	29,941	18,129	54,892	33,619
Transportation	1,504	1,407	31,654	31,336
Other	823	1,019	13	13

Total	$71,755	$57,594	114,456	91,944

AVISTA CORPORATION

Natural gas revenues increased $14.2 million due to an increase in retail and wholesale natural gas revenues. The $2.4 million increase in retail natural gas revenues was due to higher retail rates (increased revenues $1.1 million) and an increase in retail sales volumes (increased revenues $1.3 million). We sold more retail natural gas in the third quarter of 2007 primarily due to an increase in use per customer. The increase in our wholesale revenues of $11.8 million was primarily due to an increase in volumes (increased revenues $11.6 million) and partially due to an increase in prices (increased revenues $0.2 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process.

The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2007	2006	2007	2006
Residential	306,259	300,494	272,189	266,040
Commercial	38,525	37,863	32,256	31,654
Interruptible	—	—	43	41
Industrial	1,389	1,386	264	252
Public street and highway lighting	426	421	—	—

Total retail customers	346,599	340,164	304,752	297,987

The following table presents our utility resource costs for the three months ended September 30 (dollars in thousands):

	2007	2006
Electric resource costs:
Power purchased	$45,444	$45,184
Power cost deferrals, net	(7,913)	(3,376)
Fuel for generation	37,875	37,109
Other fuel costs	4,065	4,619
Other regulatory amortizations (deferrals), net	3,098	(1,041)
Other electric resource costs	4,133	3,407

Total electric resource costs	86,702	85,902

Natural gas resource costs:
Natural gas purchased	57,989	40,356
Natural gas amortizations (deferrals), net	(1,605)	2,787
Other regulatory amortizations, net	973	201

Total natural gas resource costs	57,357	43,344

Total resource costs	$144,059	$129,246

Power purchased increased $0.3 million due to an increase in the price of power purchases (increased costs $1.9 million) due to overall increases in wholesale markets. This was partially offset by a decrease in the volume of purchases (decreased costs $1.6 million) consistent with lower wholesale sales volumes and decreased resource optimization activity as part of the balancing of loads and resources.

The net deferral of power costs was $7.9 million for the three months ended September 30, 2007 compared to net deferrals of $3.4 million for the three months ended September 30, 2006. During the third quarter of 2007, we recovered (collected as revenue) $7.3 million of previously deferred power costs in Washington and $1.1 million in Idaho. During the third quarter of 2007, we deferred $8.4 million of power costs in Washington and $8.0 million in Idaho as power supply costs exceed the amount included in base retail rates.

Fuel for generation increased $0.8 million primarily due to higher natural gas fuel prices and an increase in thermal generation volumes.

Other fuel costs decreased $0.6 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to the majority of our fuel purchases being used as fuel for generation.

AVISTA CORPORATION

Other regulatory amortizations increased $4.1 million primarily due to the elimination of the BPA residential exchange credit.

The expense for natural gas purchased for sale to customers increased $17.6 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process. The increase was also partially due to an increase natural gas prices. During the third quarter of 2007, we deferred $1.6 million of natural gas costs compared to $2.8 million of net amortizations for the third quarter of 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net income for the utility was $31.6 million for the nine months ended September 30, 2007 compared to $43.5 million for the nine months ended September 30, 2006. Utility income from operations was $109.1 million for the nine months ended September 30, 2007 compared to $130.9 million for the nine months ended September 30, 2006. This decrease in income from operations was primarily due to decreased gross margin (operating revenues less resource costs). The decrease was also due to an increase in other utility operating expenses (primarily due to the impairment of a turbine, increased maintenance expenses, natural gas distribution expenses, outside services, and regulatory commission fees, as well as the settlement of the shareholder litigation case). This was partially offset by a decrease in utility taxes other than income taxes (primarily due to decreased property taxes, partially offset by increased revenue related taxes).

The following table presents our utility operating revenues, resource costs and gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2007	2006	2007	2006	2007	2006
Operating revenues	$526,020	$566,243	$400,041	$344,458	$926,061	$910,701
Resource costs	230,667	258,004	318,898	264,933	549,565	522,937

Gross margin	$295,353	$308,239	$81,143	$79,525	$376,496	$387,764

Utility operating revenues increased $15.4 million and utility resource costs increased $26.6 million, which resulted in a decrease of $11.3 million in gross margin. The gross margin on electric sales decreased $12.9 million and the gross margin on natural gas sales increased $1.6 million. The decrease in our electric gross margin was primarily due to the difference in electric resource costs as compared to the amount included in base retail rates resulting in the expense of $7.6 million of power supply costs in Washington under the ERM during the first nine months of 2007. We received a benefit of $3.4 million under the ERM in the first nine months of 2006. The increase in power supply costs for 2007 (as compared to the amount included in base rates) was primarily due to lower hydroelectric generation (second and third quarters), higher fuel costs and greater use of our thermal generating resources (particularly Coyote Springs 2). The increase in natural gas gross margin was primarily due to colder weather in the first quarter of 2007 and customer growth.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2007	2006	2007	2006
Residential	$177,138	$168,294	2,626	2,561
Commercial	166,469	164,420	2,329	2,309
Industrial	71,211	70,297	1,564	1,558
Public street and highway lighting	4,145	3,928	19	18

Total retail	418,963	406,939	6,538	6,446
Wholesale	82,762	98,971	1,322	1,815
Sales of fuel	11,608	45,023	—	—
Other	12,687	15,310	—	—

Total	$526,020	$566,243	7,860	8,261

Retail electric revenues increased $12.0 million due to an increase in:

•	total MWhs sold (increased revenues $5.9 million) primarily due to customer growth and partially due to an increase in use per customer, and

•	revenue per MWh (increased revenues $6.1 million) primarily due to the elimination of the BPA residential exchange credit.

AVISTA CORPORATION

The increase in use per customer was primarily due to colder weather in the first quarter.

Wholesale electric revenues decreased $16.2 million due to:

•	a decrease in sales volumes (decreased revenues $30.9 million) consistent with decreased wholesale purchases and decreased resource optimization activities, partially offset by

•	an increase in sales prices (increased revenues $14.7 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel decreased $33.4 million as a greater percentage of our fuel purchases were used in generation.

Other electric revenues decreased $2.6 million primarily due to revenues of $3.0 million from the sale of claims we had against Enron Corporation and certain of its affiliates received in 2006 (first quarter).

The following table presents our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2007	2006	2007	2006
Residential	$173,068	$164,120	124,471	121,751
Commercial	99,268	94,355	79,707	77,814
Interruptible	3,795	3,708	3,728	3,595
Industrial	4,493	4,836	4,054	4,494

Total retail	280,624	267,019	211,960	207,654
Wholesale	111,232	69,026	176,552	115,176
Transportation	5,080	4,772	109,419	111,567
Other	3,105	3,641	316	320

Total	$400,041	$344,458	498,247	434,717

Natural gas revenues increased $55.6 million due to an increase in retail and wholesale natural gas revenues. The $13.6 million increase in retail natural gas revenues was due to higher retail rates (increased revenues $7.9 million) and increased volumes (increased revenues $5.7 million). We sold more retail natural gas in the first nine months of 2007 primarily due to an increase in use per customer (due to colder weather in the first quarter) and customer growth. The increase in our wholesale revenues of $42.2 million was due to an increase in volumes (increased revenues $38.7 million) and an increase in prices (increased revenues $3.5 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process.

The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2007	2006	2007	2006
Residential	305,790	299,856	272,615	266,378
Commercial	38,400	37,811	32,247	31,671
Interruptible	—	—	41	41
Industrial	1,376	1,390	261	254
Public street and highway lighting	425	428	—	—

Total retail customers	345,991	339,485	305,164	298,344

The following table presents our utility resource costs for the nine months ended September 30 (dollars in thousands):

	2007	2006
Electric resource costs:
Power purchased	$113,435	$113,074
Power cost amortizations, net of deferrals	7,116	23,200
Fuel for generation	84,246	70,150
Other fuel costs	14,984	47,007
Other regulatory amortizations, net	1,205	(4,111)
Other electric resource costs	9,681	8,684

Total electric resource costs	230,667	258,004

Natural gas resource costs:
Natural gas purchased	306,149	245,330
Natural gas amortizations, net of deferrals	7,431	18,033
Other regulatory amortizations, net	5,318	1,570

Total natural gas resource costs	318,898	264,933

Total resource costs	$549,565	$522,937

AVISTA CORPORATION

Power purchased increased $0.4 million due to an increase in the price of power purchases (increased costs $12.2 million) due to overall increases in wholesale markets. This was mostly offset by a decrease in the volume of power purchases (decreased costs $11.8 million) primarily due to increased thermal generation as well as decreased resource optimization activities as part of the process of balancing loads and resources. This was consistent with a decrease in wholesale sales.

Net amortization of deferred power costs was $7.1 million for the nine months ended September 30, 2007 compared to $23.2 million for the nine months ended September 30, 2006. During the first nine months of 2007, we recovered (collected as revenue) $23.2 million of previously deferred power costs in Washington and $3.5 million in Idaho. During the first nine months of 2007, we deferred $8.4 million of power costs in Washington and $11.3 million in Idaho as power supply costs exceeded the amount included in base retail rates.

Fuel for generation increased $14.1 million due to higher natural gas fuel prices and an increase in thermal generation volumes (particularly Coyote Springs 2).

Other fuel costs decreased $32.0 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The decrease in other fuel costs was primarily due to an increased percentage of fuel used in generation.

Other regulatory amortizations increased $5.3 million primarily due to the elimination of the BPA residential exchange credit.

The expense for natural gas purchased for sale to customers increased $60.8 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, and partially due to an increase in retail sales volumes. The increase was also partially due to an increase natural gas prices. During the nine months ended September 30, 2007, we amortized $7.4 million of deferred natural gas costs compared to $18.0 million for the nine months ended September 30, 2006.

Energy Marketing and Resource Management

The Energy Marketing and Resource Management segment primarily includes the results of Avista Energy. On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations. Completion of this transaction effectively ends the majority of the operations of this business segment.

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

AVISTA CORPORATION

The following table presents our net realized gains and net unrealized gains (losses) from Avista Energy for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net realized gains	$55	$6,534	$17,343	$24,007
Net unrealized gains (losses)	—	11,379	(24,594)	1,440

Total gross margin (operating revenues less resource costs)	$55	$17,913	$(7,251)	$25,447

Analysis of operating revenues and resource costs for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Operating revenues decreased $41.4 million to $6.3 million and resource costs decreased $23.5 million to $6.3 million. This was primarily due to the sale of substantially all of Avista Energy’s contracts and ongoing operations. The remaining operating revenues and resource costs for this segment primarily represent payments for the power purchase agreement for the Lancaster Plant. These obligations and benefits of this agreement have been sold to Coral Energy through the end of 2009. Beginning in 2010 through 2026, the obligations and benefits of the power purchase agreement for the Lancaster Plant will be contracted to Avista Energy. We expect that these obligations and benefits will be transferred to our regulated utility, subject to future approval by the WUTC and IPUC.

Analysis of operating revenues, resource costs and gross margin for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Operating revenues decreased $68.4 million to $55.1 million primarily due to a decrease of $56.9 million in net trading margin on contracts accounted for under SFAS No. 133, as amended, and a $15.2 million decrease from sales of natural gas to commercial and industrial end-user customers (both through Avista Energy Canada and to Montana customers). This category of revenues has decreased significantly in the third quarter of 2007 with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

Resource costs decreased $35.7 million primarily due to decreased resource costs related to sales of natural gas to commercial and industrial end-user customers, and a change in natural gas inventory. This category of expenses will decrease significantly in future periods with the sale of substantially all of Avista Energy’s contracts and ongoing operations.

Our gross margin (operating revenues less resource costs) from Avista Energy was a loss of $7.3 million for the nine months ended September 30, 2007 compared to a gain of $25.4 million for the nine months ended September 30, 2006. The decrease was primarily due to underperformance on the power side of the business, losses on the power purchase agreement for the Lancaster Plant, and the difference between the estimated market value and the required accounting for certain contracts and physical assets under management.

Energy trading activities and positions

The following table summarizes information for trading activities at Avista Energy during the nine months ended September 30, 2007 (dollars in thousands):

	Electric Assets net of Liabilities	Natural Gas Assets net of Liabilities	Total Unrealized Gain (Loss)
Fair value of contracts as of December 31, 2006	$34,044	$(507)	$33,537
Less contracts settled during 2007 (1)	(25,080)	7,792	(17,288)
Less contracts sold to Coral Energy (2)	(13,571)	5,670	(7,901)
Fair value of new contracts when entered into during 2007 (3)	—	—	—
Change in fair value due to changes in valuation techniques (4)	—	—	—
Change in fair value attributable to market prices and other market changes	4,607	(12,955)	(8,348)

Fair value of contracts as of September 30, 2007	$—	$—	$—

(1)	Contracts settled during 2007 include those contracts that were open in 2006 but settled during 2007 as well as new contracts entered into and settled during 2007. Amount represents net realized gains associated with these settled transactions.

(2)	Represents the estimated fair value of the contracts sold to Coral Energy on June 30, 2007.

(3)	We did not enter into any origination transactions during 2007 in which we recognized any dealer profit or mark-to-market gain or loss at inception.

(4)	During 2007, we did not experience a change in fair value due to changes in valuation techniques.

AVISTA CORPORATION

Advantage IQ

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net income for Advantage IQ was $2.1 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006. Operating revenues increased $1.8 million and operating expenses increased $1.6 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base as well as an increase in interest earnings on funds held for customers. The increase in interest earnings on funds held for customers was due in part to an increase in interest rates. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base, which included consulting services.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net income for Advantage IQ was $5.0 million for the nine months ended September 30, 2007 compared to $4.9 million for the nine months ended September 30, 2006. Operating revenues increased $5.6 million and operating expenses increased $5.6 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base as well as an increase in interest earnings on funds held for customers. Advantage IQ has 398 customers representing 198,000 billed sites in North America. The number of billed sites decreased by 29,000, or 13 percent, from June 30, 2007. This decrease was due to the loss of a customer that had a significant number of billed sites, and represented approximately 1 percent of annualized revenues. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base, which included consulting services.

Other

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

The net loss from these operations was $0.1 million for the three months ended September 30, 2007 compared to a net loss of $1.1 million for the three months ended September 30, 2006. Operating revenues decreased $0.2 million and operating expenses decreased $0.4 million. In the third quarter of 2006, the results for these operations reflect adjustments related to Internal Revenue Service audits and adjustments for the 2005 filed federal tax return. In total, these adjustments had an unfavorable impact to recorded tax expense in the other businesses and increased the net loss by $0.4 million.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

The net loss from these operations was $0.4 million for the nine months ended September 30, 2007 compared to a net loss of $2.5 million for the nine months ended September 30, 2006. Operating revenues decreased $1.3 million and operating expenses decreased $2.0 million. Net income for AM&D was $0.3 million for the nine months ended September 30, 2007 a slight increase from $0.2 million for the nine months ended September 30, 2006. With respect to overall results from these businesses, the improvement was due to:

•	the accrual for an environmental liability in 2006,

•	gains on certain long-term venture fund investments in this segment in 2007 compared to losses in 2006, and

•	certain income tax adjustments recorded during the third quarter of 2006 as discussed above.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a cumulative effect on our financial condition and results of operations. See Notes 2 and 9 of the Notes to Consolidated Financial Statements for further information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. We will be required to adopt SFAS No. 157 in 2008. We are evaluating the impact SFAS No. 157 will have on our financial statements.

AVISTA CORPORATION

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the nine months ended September 30, 2007, positive cash flows from operating activities of $163.6 million were used to fund the majority of our cash requirements. These cash requirements included utility property capital expenditures of $148.9 million, debt maturities of $12.6 million, mandatory preferred stock redemptions of $26.3 million and dividends of $23.5 million.

Operating Activities Net cash provided by operating activities was $163.6 million for the nine months ended September 30, 2007 compared to $171.5 million for the nine months ended September 30, 2006. Net cash provided by working capital components was $36.7 million for the nine months ended September 30, 2007, compared to $38.4 million for the nine months ended September 30, 2006. The net cash provided during the nine months ended September 30, 2007 primarily reflects positive cash flows from:

•	accounts receivable (representing net cash received from our customers), and

•	deposits with counterparties (representing the return from counterparties of cash posted as collateral at Avista Energy).

This cash provided was partially offset by negative cash flows from accounts payable (representing net cash paid to our vendors) and deposits from counterparties (representing cash received as collateral funds from counterparties at Avista Utilities).

The net cash provided during the nine months ended September 30, 2006 primarily reflects a decrease in:

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

Significant non-cash items included $13.9 million of power and natural gas cost amortizations, net of deferrals, for the nine months ended September 30, 2007, a decrease from $40.6 million for the nine months ended September 30, 2006 primarily due to a decrease in recoveries of previously deferred costs from customers. Significant changes in non-cash items also included a $26.0 million change in the unrealized loss on energy commodity derivatives, representing the change to an unrealized loss of $24.6 million on energy trading activities for the nine months ended September 30, 2007 as compared to an unrealized gain of $1.4 million for the nine months ended September 30, 2006.

Investing Activities Net cash used in investing activities was $125.6 million for the nine months ended September 30, 2007, an increase compared to $108.1 million for the nine months ended September 30, 2006. This was due to an increase in utility property capital expenditures in 2007 and other cash inflows during the nine months ended September 30, 2006, which included the receipt of $5.5 million from our sale of a claim against an affiliate of Enron Corporation related to the construction of Coyote Springs 2 and proceeds from asset sales of $8.0 million (primarily for a turbine at Avista Power). This was partially offset by a change in restricted cash. We liquidated $28.6 million of restricted cash in the first nine months of 2007 representing the return of cash collateralizing energy contracts at Avista Energy and interest rate swap agreements at Avista Corp.

Financing Activities Net cash used in financing activities was $61.1 million for the nine months ended September 30, 2007 compared to $57.7 million for the nine months ended September 30, 2006. During the first nine months of 2007, our short-term borrowings decreased $4.0 million, which reflects a decrease in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $23.5 million (or 44.5 cents per share) for the nine months ended September 30, 2007 from $20.8 million (or 42.5 cents per share) for the nine months ended September 30, 2006. Debt maturities were $12.6 million for the nine months ended September 30, 2007 and redeemed the remaining $26.3 million of our preferred stock outstanding as required.

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

On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations to Coral Energy. Proceeds from the sale of Avista Energy’s net assets to Coral Energy and liquidation of Avista Energy’s remaining net current assets (primarily receivables, restricted cash and deposits with counterparties) totaled $169 million. The proceeds from the transaction have been deployed into our regulated utility operations. In September 2007, Avista Energy paid a $169 million cash dividend to Avista Capital and Avista Capital paid a $155 million cash dividend to Avista Corp. The remaining funds were utilized by Avista Capital to repay outstanding borrowings due to Avista Corp. and the extension of an intercompany loan to Avista Corp.

Over time, our operating cash flows usually do not fully support the needs for utility capital expenditures. As such, from time to time, we may need to access capital markets in order to fund these needs as well as fund maturing debt. See further discussion at “Capital Resources.”

We design operating and capital budgets to control operating costs and optimize capital expenditures, particularly for our regulated utility operations. In addition to operating expenses, we have continuing commitments for capital expenditures for construction, improvement and maintenance of utility facilities.

We will continue to periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align our earned returns with those allowed by regulators. We filed a general rate case in Washington in April 2007. In October 2007, we reached a settlement in this general rate case that will provide for rate increases averaging 9.4 percent for electric and 1.7 percent for natural gas, subject to final approval by the WUTC. This is designed to increase annual electric revenues by $30.2 million and annual natural gas revenues by $3.3 million. In October 2007, we filed a general rate case in Oregon, which is designed to increase annual revenues by $3.0 million. See further details in the section “Avista Utilities—Regulatory Matters.”

With respect to our utility operations, when power and natural gas costs exceed the levels currently recovered from retail customers, net cash flows are negatively affected. Factors that could cause purchased power costs to exceed the levels currently recovered from our customers include, but are not limited to, higher prices in wholesale markets when we are buying energy or an increased need to purchase power in the wholesale markets. Factors beyond our control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to:

•	increases in demand (either due to weather or customer growth),

•	low availability of streamflows for hydroelectric generation,

•	unplanned outages at generating facilities, and

•	failure of third parties to deliver on energy or capacity contracts.

Our hydroelectric generation was 104 percent of normal in 2006. For 2007, we are forecasting hydroelectric generation to be 96 percent of normal. This 2007 forecast will change based upon precipitation, temperatures and other variables during the fourth quarter of the year.

We monitor the potential liquidity impacts of increasing energy commodity prices for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices through our:

•	$85.0 million revolving accounts receivable sales facility, and

•	$320.0 million committed line of credit.

Our utility has regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect our cash flow and liquidity until such costs, with interest, are recovered from customers.

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$307,608	15.5%	$26,605	1.3%
Short-term borrowings	—	—	4,000	0.2
Long-term debt to affiliated trusts	113,403	5.7	113,403	5.6
Long-term debt	655,207	32.9	949,854	46.7

Total debt	1,076,218	54.1	1,093,862	53.8
Preferred stock-cumulative (including current portion)	—	—	26,250	1.3

Total liabilities	1,076,218	54.1	1,120,112	55.1
Stockholders’ equity	912,896	45.9	914,525	44.9

Total	$1,989,114	100.0%	$2,034,637	100.0%

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other requirements. In September 2007, we redeemed the remaining $26.3 million of our outstanding preferred stock. Our stockholders’ equity decreased $1.6 million during the first nine months of 2007 primarily due to dividends, the liability to subsidiary minority shareholders (Advantage IQ) and other comprehensive loss, partially offset by net income.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities and $169 million of cash generated by the Avista Energy transaction (including the sale of net assets to Coral Energy and liquidation of net current assets not sold to Coral Energy) are expected to be the primary sources of funds for operating needs, dividends, capital expenditures, as well as maturing long-term debt and preferred stock for 2007. Borrowings under our $320.0 million committed line of credit may supplement these funds to the extent necessary.

We have long-term debt maturities of $14 million in the fourth quarter of 2007 and $318 million in 2008. While the $169 million of proceeds from the Avista Energy transaction should reduce our funding needs, our forecasts indicate that we will need to issue new debt securities to fund a portion of these requirements in 2008. In 2004, we entered into forward-starting interest rate swap agreements effectively locking in market fixed interest rates, which were relatively low compared to historical interest rates, for $125 million of our forecasted debt issuances in 2008.

We have a $320.0 million committed line of credit agreement with various banks with an expiration date of April 5, 2011. Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of September 30, 2007, we did not have any borrowings outstanding under this credit facility, a decrease from $4.0 million as of December 31, 2006. As of September 30, 2007, there were $33.9 million in letters of credit outstanding, a decrease from $77.1 million as of December 31, 2006. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of September 30, 2007, we were in compliance with this covenant with a ratio of 2.60 to 1. The committed line of credit agreement also has a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at the end of any fiscal quarter. As of September 30, 2007, we were in compliance with this covenant with a ratio of 54.1 percent. If the proposed change in organization becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities).

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable

AVISTA CORPORATION

terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of September 30, 2007, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2005, the WUTC issued an order approving the settlement agreement reached in our Washington general rate case with certain conditions. We agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the implementation of our holding company structure. One of the conditions provides for the same utility equity components that are required in our January 2006 Washington general rate case. If we do not meet those targets, it could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. We have also entered into a settlement agreement in Washington related to our proposed holding company formation. In this settlement agreement, we have committed to increase the utility equity component to 40 percent by June 30, 2008. However, the provision to reduce base rates by 2 percent does not apply if we fail to meet this target. The utility equity component was approximately 45 percent as of September 30, 2007.

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

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our $320.0 million committed line of credit. As of September 30, 2007, we had not sold any accounts receivable under this revolving agreement.

Credit Ratings

The following table summarizes our credit ratings as of November 1, 2007:

	Standard & Poor’s	Moody’s (1)	Fitch, Inc. (2)
Avista Corporation
Corporate/Issuer rating	BB+	Ba1	BB+
Senior secured debt	BBB+ (3)	Baa3	BBB
Senior unsecured debt	BB+	Ba1	BBB-
Preferred stock	BB-	Ba3	BB+
Avista Capital II (4)
Preferred Trust Securities	BB-	Ba2	BB+
AVA Capital Trust III (4)
Preferred Trust Securities	BB-	Ba2	BB+
Rating outlook	Positive (5)	Stable	Positive

(1)	In June 2007, Moody’s placed all of Avista Corporation’s ratings under review for potential upgrade.

(2)	Ratings were upgraded in August 2007.

(3)	Changed to BBB+ from BBB- in September 2007.

(4)	Only assets are subordinated debentures of Avista Corporation.

(5)	Changed to positive from stable in April 2007.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

AVISTA CORPORATION

Pension Plan

As of September 30, 2007, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $15 million to the pension plan in each of 2006 and 2007. No further contributions are planned for the fourth quarter of 2007. The Company expects to make contributions in 2008 at a similar level as recent years. Our total pension plan contributions were $84 million from 2002 through the September 30, 2007.

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

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock contained in our Restated Articles of Incorporation, as amended, and to long-term debt contained in various indentures. Covenants under the 9.75 percent Senior Notes that mature in 2008 limit our ability to increase common stock cash dividends to no more than 5 percent over the previous quarter, unless certain conditions are met related to restricted payments. As of September 30, 2007, we are meeting the conditions that would allow us to increase the common stock cash dividend in excess of 5 percent over the previous quarter.

As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions if and when we implement a holding company structure. One of the conditions would require IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. Furthermore, we have entered into a similar agreement with the WUTC Staff. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent. The utility equity component was approximately 45 percent as of September 30, 2007.

With the completion of the sale of contracts and the liquidation of Avista Energy’s remaining net current assets, almost all of Avista Energy’s cash was distributed to Avista Capital through a dividend of $169 million in September 2007. Avista Capital then paid a cash dividend of $155 million to Avista Corp.

Avista Utilities Operations

We are expecting utility capital expenditures to be in the range of $190 million to $200 million for each of 2007 and 2008, and over $200 million in each of 2009 and 2010. Significant projects include the continued enhancement of our transmission and distribution systems and upgrades to our generation facilities.

Our utility held cash deposits from other parties in the amount of $19.4 million as of September 30, 2007, which is included in deposits from counterparties on the Consolidated Balance Sheet. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

See “Notes 10 and 11 of Notes to Consolidated Financial Statements” for additional details related to our financing activities.

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

AVISTA CORPORATION

Contractual Obligations

During the nine months ended September 30, 2007, our future contractual obligations have not changed materially from the amounts disclosed in the 2006 Form 10-K with the following exceptions:

We did not have any amount outstanding under our revolving accounts receivable sales financing facility, a decrease from $85.0 million as of December 31, 2006. In March 2007, the termination date of this facility was extended from March 20, 2007 to March 17, 2008.

Avista Energy’s contractual commitments to purchase energy commodities as well as commitments related to transmission, transportation and other energy-related contracts in future periods were as follows as of September 30, 2007 (dollars in millions):

For the 12-month period ended September 30,	2008	2009	2010	2011	2012	Thereafter
Energy purchase contracts	$21,700	$21,700	$25,001	$26,102	$26,102	$319,327

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

Our business risk has not materially changed during the nine months ended September 30, 2007. However, our risk profile related to Avista Energy’s operations has changed with the closing of the sale of contracts and ongoing operations to Coral Energy. Please refer to the 2006 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

Risk Policies and Oversight

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have risk management policies and procedures to manage these risks, both qualitative and quantitative. Transaction authority, previously given in the risk management policies and procedures for Avista Energy, was suspended following the closing of the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007. Please refer to the 2006 Form 10-K for discussion of risk management policies and procedures.

AVISTA CORPORATION

Environmental Issues and Other Contingencies

We are subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which we have an ownership interest are designed and operated in compliance with all applicable environmental laws.

We monitor legislative and regulatory developments at all levels of government with respect to environmental issues, particularly those with the potential to alter the operation and productivity of our generating plants.

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

Rising concerns about long-term global climate changes, particularly with respect to the Pacific Northwest, could have a significant effect on our business. Changing temperatures and precipitation, including snowpack conditions, affect the availability and timing of hydroelectric generation capacity. Changing temperatures could also increase or decrease customer demand. Our operations could also be affected by changes in laws and regulations intended to mitigate the risk of global climate changes, including restrictions on the operation of our power generation resources.

Greenhouse gas requirements could result in significant costs for us to comply with restrictions on carbon dioxide or other greenhouse gas emissions. Such requirements could also preclude us from developing certain types of generating plants, including coal-fired plants

We continue to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas requirements. In particular, a greenhouse gas bill has been passed by the legislature in the state of Washington and bills have been introduced in the U. S. Senate and House of Representatives. There will most likely be continuing activity in the near future.

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

Our most recent Electric Integrated Resource Plan (IRP), which we filed with the WUTC and IPUC in September 2007, includes the acquisition of additional renewable resources such that, if the IRP is implemented, we would be compliant with the requirement by the various milestone dates. In the IRP, we do not anticipate adding a major generation project until 2014. The IRP outlines a preferred resource strategy that calls for 350 MW of natural gas generation, 300 MW of wind generation, 87 MW of conservation, 38 MW of hydroelectric generation plant upgrades and 34 MW of other renewable generation by 2017. The IRP also eliminates coal-based generation as a new resource. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes.

AVISTA CORPORATION

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace. The CCX allows participants to earn credits for reducing greenhouse gas emissions and trade the resulting financial instruments at market prices.

For other environmental issues and other contingencies see “Note 13 of the Notes to Consolidated Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: – Business Risk and – Risk Management,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Energy Marketing and Resource Management – Energy trading activities and positions,” and “Note 7 of the Notes to Consolidated Financial Statements.”

Item 4.	Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See “Note 13 of the Notes to Consolidated Financial Statements” in “Part I. Financial Information Item 1. Consolidated Financial Statements.”

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

Item 5.	Other Information.

Washington Electric and Natural Gas General Rate Case

On October 30, 2007, Avista Corp. reached an all-party settlement that resolves all issues in its general rate case that was filed with the WUTC in April 2007. Parties to the settlement include the staff of the WUTC, the Public Counsel

AVISTA CORPORATION

Section of the Washington Office of Attorney General, Northwest Industrial Gas Users, Industrial Customers of Northwest Utilities and the Energy Project. The settlement is subject to final approval by the WUTC.

Electric rates for Avista Corp.’s Washington customers will increase by an average of 9.4 percent, which is intended to increase annual revenues by $30.2 million. As part of this general rate increase, the base level of power supply costs used in the Energy Recovery Mechanism (ERM) calculations will be updated. Natural gas rates will increase by an average of 1.7 percent, which is intended to increase annual revenues by $3.3 million. Approximately one-half of the increase in natural gas rates is related to storage-capacity release revenues recovered from a third party. This is a transfer between revenue classes and has no impact on net income. The settlement is based on a rate of return of 8.2 percent with a common equity ratio of 46 percent and a 10.2 percent return on equity.

Avista Corp. will not establish a Power Cost Only Rate Case (PCORC) mechanism at this time as the Company had originally requested; however, the parties have agreed to meet and further discuss a PCORC prior to the Company’s next general rate case filing.

In addition, Avista Corp. agreed to write off $3.8 million of unamortized debt repurchase costs effective September 30, 2007. These costs were for premiums paid to repurchase higher coupon debt prior to its scheduled maturity as part of an effort to reduce interest expense.

Item 6.	Exhibits

10.1	Avista Corporation Non-Employee Director Compensation.*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.

**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: November 2, 2007	/s/ Malyn K. Malquist
Malyn K. Malquist
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)