Form 10-Q
period 2008-03-31
AVISTA CORP
filed 2008-05-02
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

As of April 18, 2008, 53,050,928 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” on pages 28-29. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

	2008	2007
Operating Revenues:
Utility revenues	$472,272	$414,266
Non-utility energy marketing and trading revenues	6,416	29,409
Other non-utility revenues	17,619	15,512

Total operating revenues	496,307	459,187

Operating Expenses:
Utility operating expenses:
Resource costs	318,226	269,986
Other operating expenses	51,719	49,041
Depreciation and amortization	21,442	21,090
Taxes other than income taxes	25,085	23,995
Non-utility operating expenses:
Resource costs	5,920	37,727
Other operating expenses	13,845	17,136
Depreciation and amortization	1,009	1,275

Total operating expenses	437,246	420,250

Income from operations	59,061	38,937

Other Income (Expense):
Interest expense	(18,929)	(20,373)
Interest expense to affiliated trusts	(1,696)	(1,810)
Capitalized interest	841	1,116
Other income - net	1,043	3,711

Total other income (expense)-net	(18,741)	(17,356)

Income before income taxes	40,320	21,581
Income taxes	15,089	7,487

Net income	$25,231	$14,094

Weighted-average common shares outstanding (thousands), basic	53,020	52,684
Weighted-average common shares outstanding (thousands), diluted	53,382	53,322
Total earnings per common share, basic	$0.48	$0.27

Total earnings per common share, diluted	$0.47	$0.26

Dividends paid per common share	$0.165	$0.145

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2008	2007
Net income	$25,231	$14,094

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	114
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $(2,063) and $28, respectively	(3,831)	52
Reclassification adjustment for realized losses on interest rate swap agreements deferred as a regulatory asset (included in long-term debt) - net of taxes of $5,738	10,657	—
Change in unfunded benefit obligation for pension plan - net of taxes of $237 and $127, respectively	440	236
Unrealized gains on derivative commodity instruments - net of taxes of $673	—	1,249
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(39)	—	(73)

Total other comprehensive income	7,266	1,578

Comprehensive income	$32,497	$15,672

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

	March 31, 2008	December 31, 2007
Assets:
Current Assets:
Cash and cash equivalents	$12,986	$11,839
Restricted cash	120	4,068
Accounts and notes receivable-less allowances of $43,283 and $42,582	223,725	105,440
Utility energy commodity derivative assets	40,734	12,078
Regulatory asset for utility derivatives	—	7,171
Funds held for customers	90,190	89,885
Materials and supplies, fuel stock and natural gas stored	21,416	34,985
Deferred income taxes	21,401	20,251
Income taxes receivable	11,888	30,025
Other current assets	16,123	16,443

Total current assets	438,583	332,185

Net Utility Property:
Utility plant in service	3,151,356	3,131,916
Construction work in progress	115,284	100,106

Total	3,266,640	3,232,022
Less: Accumulated depreciation and amortization	895,389	880,680

Total net utility property	2,371,251	2,351,342

Other Property and Investments:
Investment in exchange power-net	27,971	28,583
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	75,947	74,171

Total other property and investments	117,321	116,157

Deferred Charges:
Regulatory assets for deferred income tax	115,984	117,461
Regulatory assets for pensions and other postretirement benefits	49,322	51,006
Other regulatory assets	43,371	43,004
Non-current utility energy commodity derivative assets	73,136	55,313
Power and natural gas deferrals	74,414	85,885
Unamortized debt expense	33,627	32,542
Other deferred charges	5,826	4,902

Total deferred charges	395,680	390,113

Total assets	$3,322,835	$3,189,797

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

	March 31, 2008	December 31, 2007
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$139,468	$117,546
Customer fund obligations	90,190	89,885
Deposits from counterparties	25,930	12,510
Current portion of long-term debt	179,700	427,344
Short-term borrowings	29,000	—
Interest accrued	24,281	12,578
Utility energy commodity derivative liabilities	8,095	19,249
Regulatory liability for utility derivatives	32,639	—
Other current liabilities	110,994	84,537

Total current liabilities	640,297	763,649

Long-term debt	752,536	521,489

Long-term debt to affiliated trusts	113,403	113,403

Other Non-Current Liabilities and Deferred Credits:
Regulatory liability for utility plant retirement costs	210,807	209,357
Non-current regulatory liability for utility derivatives	72,097	53,414
Pensions and other postretirement benefits	83,709	90,555
Deferred income taxes	440,595	440,918
Other non-current liabilities and deferred credits	70,281	83,046

Total other non-current liabilities and deferred credits	877,489	877,290

Total liabilities	2,383,725	2,275,831

Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized;
53,048,994 and 52,909,013 shares outstanding	727,707	726,933
Accumulated other comprehensive loss	(12,342)	(19,608)
Retained earnings	223,745	206,641

Total stockholders’ equity	939,110	913,966

Total liabilities and stockholders’ equity	$3,322,835	$3,189,797

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

	2008	2007
Operating Activities:
Net income	$25,231	$14,094
Non-cash items included in net income:
Depreciation and amortization	22,451	22,365
Benefit for deferred income taxes	(4,113)	(11,411)
Power and natural gas cost amortizations, net of deferrals	27,598	14,884
Amortization of debt expense	1,234	1,704
Unrealized loss on energy commodity derivatives	—	20,933
Equity-related Allowance for Funds Used During Construction (AFUDC)	(893)	(907)
Other	(1,998)	1,983
Changes in working capital components:
Accounts and notes receivable	(118,986)	26,564
Materials and supplies, fuel stock and natural gas stored	13,569	15,062
Deposits with counterparties	—	(5,889)
Other current assets	18,152	13,824
Accounts payable	28,033	(36,877)
Deposits from counterparties	13,420	(543)
Other current liabilities	20,850	14,496

Net cash provided by operating activities	44,548	90,282

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(47,680)	(40,556)
Other capital expenditures	(1,099)	(1,339)
Decrease in restricted cash	3,948	3,666
Changes in other property and investments	(2,295)	(981)

Net cash used in investing activities	(47,126)	(39,210)

Financing Activities:
Increase (decrease) in short-term borrowings	29,000	(4,000)
Redemption and maturity of long-term debt	(236)	(12,255)
Cash dividends paid	(8,754)	(7,645)
Issuance of common stock	108	1,630
Cash paid for settlement of interest rate swap agreements	(16,395)	—
Equity transactions of consolidated subsidiaries	25	—
Long-term debt and short-term borrowing issuance costs	(23)	(70)

Net cash provided by (used in) financing activities	3,725	(22,340)

Net increase in cash and cash equivalents	1,147	28,732
Cash and cash equivalents at beginning of period	11,839	28,242

Cash and cash equivalents at end of period	$12,986	$56,974

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$7,688	$6,606
Income taxes	117	—

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2008 and 2007 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2007 Form 10-K for definitions of terms such as capacity, energy and therm.

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

AVISTA CORPORATION

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled $19.2 million for the three months ended March 31, 2008 and $18.0 million for the three months ended March 31, 2007.

Other Income-Net

Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2008	2007
Interest income	$216	$2,474
Interest on power and natural gas deferrals	968	1,203
Equity-related Allowance for Funds Used During Construction	893	907
Net gain (loss) on investments	(94)	444
Other expense	(958)	(1,424)
Other income	18	107

Total	$1,043	$3,711

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s consolidated income tax returns. The deferred tax expense for the period is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the period. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities and regulatory assets are established for tax benefits flowed through to customers as prescribed by the respective regulatory commissions.

The Company’s consolidated effective tax rate was 37.4 percent for the three months ended March 31, 2008 compared to 34.7 percent for the three months ended March 31, 2007. The increase in the effective tax rate was primarily due to changes in estimates related to the tax benefits expected to be realized for certain income tax credits.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Unfunded benefit obligation for pensions and other postretirement benefit plans	$(12,342)	$(12,782)
Unrealized loss on interest rate swap agreements	—	(6,826)

Total accumulated other comprehensive loss	$(12,342)	$(19,608)

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

If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

AVISTA CORPORATION

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

The Company’s primary regulatory assets include:

•	power and natural gas deferrals,

•	investment in exchange power,

•	regulatory asset for deferred income taxes,

•	unamortized debt expense,

•	assets offsetting net utility energy commodity derivative liabilities (see Note 5 for further information),

•	expenditures for demand side management programs,

•	expenditures for conservation programs, and

•	unfunded pensions and other postretirement benefits.

Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

Regulatory liabilities include:

•	utility plant retirement costs,

•	natural gas deferrals

•	settled interest rate swap agreements included as part of long-term debt, and

•	liabilities offsetting net utility energy commodity derivative assets (see Note 5 for further information).

Those items without a specific line on the Consolidated Balance Sheets are included in other current liabilities and other non-current liabilities and deferred credits.

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” related to its financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The Company will be required to adopt those provisions of SFAS No. 157 in 2009. The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008, did not have a material impact on the Company’s financial condition and results of operations. However, the Company expanded disclosures with respect to fair value measurements. See Note 10 for the expanded disclosures.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option is elected would be reported in net income. The Company did not elect to use the fair value option under SFAS No. 159 for any financial assets and liabilities at implementation and as such the adoption of SFAS No. 159 did not have any impact on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141 and addresses the accounting for all transactions or other events in which an entity obtains control of one or more businesses. This statement requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the transaction at the acquisition date, measured at their fair values as of that date, with limited exceptions. The Company would be required to begin applying this statement to any business combinations in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt SFAS No. 160 in 2009. The Company is evaluating the impact SFAS No. 160 will have on its financial condition and results of operations.

AVISTA CORPORATION

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement will require disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. The statement will also require disclosure of derivative features that are related to credit risk. The Company will be required to adopt SFAS No. 161 in 2009. The Company does not expect the adoption of SFAS No. 161 to have any impact on its financial condition and results of operations. However, the Company will have expanded disclosures with respect to derivatives and hedging activities.

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

Certain assets of Avista Energy with a net book value of approximately $30 million were not sold or liquidated. These primarily include natural gas storage and deferred tax assets. The Company expects that the natural gas storage will ultimately be transferred to Avista Utilities, subject to future regulatory approval. The Company also expects that the power purchase agreement for the 270 megawatt (MW) natural-gas fired combined cycle combustion turbine plant located in Idaho (Lancaster Plant) for the period 2010 through 2026 will be transferred to Avista Utilities, subject to future regulatory approval.

In connection with the transaction, on June 30, 2007, Avista Energy and its affiliates entered into an Indemnification Agreement with Shell Energy and its affiliates. Under the Indemnification Agreement, Avista Energy and Shell Energy each agree to provide indemnification of the other and the other’s affiliates for certain events and matters described in the purchase and sale agreement entered into on April 16, 2007 and certain other transaction agreements. Such events and matters include, but are not limited to, the refund proceedings arising out of the western energy markets in 2000 and 2001 (see Note 12), existing litigation, tax liabilities, matters with respect to storage rights at Jackson Prairie, and any potential issues associated with the power purchase agreement for the Lancaster Plant. In general, such indemnification is not required unless and until a party’s claims exceed $150,000 and is limited to an aggregate amount of $30 million and a term of three years (except for agreements or transactions with terms longer than three years). These limitations do not apply to certain third party claims.

Avista Energy’s obligations under the Indemnification Agreement are guaranteed by Avista Capital pursuant to a Guaranty dated June 30, 2007. This Guaranty is limited to an aggregate amount of $30 million plus certain fees and expenses. Avista Capital granted Shell Energy a security interest in 50 percent of Avista Capital’s common shares of Advantage IQ as collateral for its Guaranty. The aggregate obligations secured by this security interest will in no event exceed $25 million. Avista Capital may substitute collateral, such as cash or letters of credit, in place of the security interest in Advantage IQ’s common shares. This security interest in Advantage IQ’s common shares will terminate on December 31, 2008 except to the extent of claims actually made prior to December 31, 2008. The Guaranty will terminate April 30, 2011 except with respect to claims made prior to termination.

As of May 1, 2008, neither party has made any claims under the Indemnification Agreement or Guaranty.

NOTE 4. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 14, 2008, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment extended the termination date to March 13, 2009. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 7). As of March 31, 2008, $15.0 million in accounts receivables were sold under this revolving agreement, a decrease from $85.0 million as of December 31, 2007.

NOTE 5. ENERGY COMMODITY DERIVATIVES

The Company’s energy-related businesses are exposed to risks relating to, but not limited to:

•	changes in certain commodity prices, and

•	counterparty performance.

AVISTA CORPORATION

Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options in order to manage the various risks relating to these exposures. The Company uses a variety of techniques to manage risks for their energy resources and wholesale energy market activities. The Company has a risk management policy and control procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes the Company’s risk management policy and control procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

AVISTA CORPORATION

Utility energy commodity derivatives consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Current utility energy commodity derivative assets	$40,734	$12,078
Current utility energy commodity derivative liabilities	8,095	19,249

Net current regulatory liability (asset)	$32,639	$(7,171)

Non-current utility energy commodity derivative assets	$73,136	$55,313
Non-current utility energy commodity derivative liabilities	1,039	1,899

Net non-current regulatory liability	$72,097	$53,414

Non-current utility energy commodity derivative liabilities are included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $15 million in cash to the pension plan in each of 2007, 2006 and 2005. The Company expects to contribute $28 million to the pension plan in 2008 ($7 million was contributed during the first quarter of 2008). The increase from original planned contributions of $15 million was a result of the new funding rules under the Pension Protection Act of 2006 and the Company’s ongoing commitment to increasing the funded status of the pension plan.

The Company also has a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to executive officers of the Company. The SERP is intended to provide benefits to executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. The liability and expense for this plan are included as pension benefits.

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

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2008	2007	2008	2007
Service cost	$2,552	$2,740	$149	$136
Interest cost	5,203	4,766	469	439
Expected return on plan assets	(5,274)	(4,802)	(391)	(391)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	1,100	769	66	57

Net periodic benefit cost	$3,745	$3,637	$419	$367

AVISTA CORPORATION

NOTE 7. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company had $29.0 million of borrowings outstanding as of March 31, 2008 and no borrowings outstanding as of December 31, 2007. Total letters of credit outstanding were $44.9 million as of March 31, 2008 and $34.8 million as of December 31, 2007. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2008, the Company was in compliance with this covenant with a ratio of 2.88 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of March 31, 2008, the Company was in compliance with this covenant with a ratio of 53.4 percent. If the proposed change in organization becomes effective (see Note 13), the committed line of credit will remain at Avista Corp.

In February 2008, Advantage IQ entered into a $12.5 million three-year credit agreement with a bank. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ did not borrow any funds under the credit agreement through March 31, 2008.

NOTE 8. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of March 31, 2008 and December 31, 2007 (dollars in thousands):

Maturity Year	Description	Interest Rate	March 31, 2008	December 31, 2007
2008	Secured Medium-Term Notes	6.06%-6.95%	$45,000	$45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes (1)	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (2)	5.00%	66,700	66,700
2034	Secured Pollution Control Bonds (2)	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		666,700	666,700

2008	Unsecured Senior Notes	9.75%	272,860	272,860
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		276,960	276,960

	Other long-term debt and capital leases		4,933	5,169

	Interest rate swaps		(15,370)	1,083

	Unamortized debt discount		(987)	(1,079)

	Total		932,236	948,833
	Current portion of long-term debt (3)		(179,700)	(427,344)

	Total long-term debt		$752,536	$521,489

(1)	These Secured Medium-Term Notes with a maturity date of June 2028 are subject to redemption at the option of the security holders in June 2008. These notes are included in the current portion of long-term debt.

AVISTA CORPORATION

(2)	These Secured Pollution Control Bonds are subject to remarketing on December 30, 2008. These bonds are included in the current portion of long-term debt because they are subject to redemption at the option of the security holders on that date. If the bonds cannot be successfully remarketed on that date, the Company will be required to purchase the bonds.

(3)	On April 3, 2008, the Company issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $247.5 million (net of discounts and before Avista Corp.’s expenses), together with other available funds, will be used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that mature on June 1, 2008. As such, $247.5 million of the $272.9 million of Unsecured Senior Notes is excluded from the current portion of long-term debt as of March 31, 2008.

NOTE 9. INTEREST RATE SWAP AGREEMENTS

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

In March 2008, the Company cash settled two interest rate swap agreements and paid a total of $16.4 million. These settlements were deferred as regulatory items (part of long-term debt) and will be amortized as a component of interest expense over the remaining ten year terms of the interest rate swap agreements (forecasted interest payments) in accordance with regulatory accounting practices. The Company does not have any interest rate swap agreements outstanding as of March 31, 2008.

NOTE 10. FAIR VALUE

As disclosed in Note 2, on January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of March 31, 2008 at fair value on a recurring basis (dollars in thousands):

	Total	Counterparty Netting	Level 1	Level 2	Level 3
Assets:
Energy commodity derivatives	$113,870	$(57,069)	$—	$38,700	$132,239
Deferred compensation assets	9,144	—	9,144	—	—

Total	$123,014	$(57,069)	$9,144	$38,700	$132,239

Liabilities:
Energy commodity derivatives	$9,134	$(57,069)	$—	$19,943	$46,260
Deferred compensation liabilities	9,144	—	9,144	—	—

Total	$18,278	$(57,069)	$9,144	$19,943	$46,260

Avista Utilities enters into forward contracts to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. These contracts are entered into as part of our management of loads and resources and certain contracts are considered derivative instruments. The difference between the amount of derivative assets and liabilities disclosed in respective levels and the amount of derivative assets and liabilities disclosed on the Consolidated Balance Sheets and at Note 5 is due to netting arrangements with certain counterparties. The Company uses quoted market prices and forward price curves to estimate the fair value of our utility derivative commodity instruments included in Level 2. In particular, electric derivative valuations are performed using broker quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, which are also quoted under NYMEX. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2. The Company also has certain contracts that primarily due to the length of the respective contract require the use of internally developed forward price estimates, which include significant inputs that may not be observable or corroborated in the market. These derivative contracts are included in Level 3. Refer to Note 5 for further discussion of the Company’s energy commodity derivative assets and liabilities.

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed excludes cash and cash equivalents of $2.3 million.

The following table presents activity for energy commodity derivative assets measured at fair value using significant unobservable inputs (dollars in thousands):

Beginning balance	$98,943
Total gains or losses (realized/unrealized)
Included in net income	—
Included in other comprehensive income	—
Included in regulatory assets/liabilities (1)	37,078
Purchases, issuances, and settlements, net	(3,782)
Transfers to other categories	—

Ending balance	$132,239

The following table presents activity for energy commodity derivative liabilities measured at fair value using significant unobservable inputs (dollars in thousands):

Beginning balance	$36,506
Total gains or losses (realized/unrealized)
Included in net income	—
Included in other comprehensive income	—
Included in regulatory assets/liabilities (1)	9,754
Purchases, issuances, and settlements, net	—
Transfers to other categories	—

Ending balance	$46,260

AVISTA CORPORATION

(1)	In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. As such, the Company does not recognize unrealized gains or losses on utility derivative commodity instruments in the Consolidated Statements of Income. The Company recognizes realized gains or losses in the period of contract settlement, subject to regulatory approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism in Washington and the Power Cost Adjustment mechanism in Idaho.

NOTE 11. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2008	2007
Numerator:
Net income	$25,231	$14,094
Subsidiary earnings adjustment for dilutive securities	(76)	(90)

Adjusted net income for computation of diluted earnings per common share	$25,155	$14,004

Denominator:
Weighted-average number of common shares outstanding-basic	53,020	52,684
Effect of dilutive securities:
Contingent stock awards	133	275
Stock options	229	363

Weighted-average number of common shares outstanding-diluted	53,382	53,322

Total earnings per common share, basic	$0.48	$0.27

Total earnings per common share, diluted	$0.47	$0.26

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 315,750 for the three months ended March 31, 2008, and 26,200 for the three months ended March 31, 2007. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

AVISTA CORPORATION

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) during the period from October 2, 2000 to June 20, 2001 (Refund Period). The findings of the FERC administrative law judge were largely adopted in March 2003 by the FERC. The refunds ordered are based on the development of a mitigated market clearing price (MMCP) methodology. If the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, the FERC has held that the seller would be allowed to document these costs and limit its refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order and demonstrated an overall revenue shortfall for sales into the California spot markets during the Refund Period after the MMCP methodology is applied to its transactions. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In its February 2007 status report, the CalISO stated that it intends to process Avista Energy’s cost offset filing (see further discussion regarding the California refund rerun below).

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of March 31, 2008, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

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

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” The CalISO completed the preparatory and the FERC refund reruns, as well as much of the financial adjustment phase and is now completing refund interest calculations. In its March 2008 status report, the CalISO stated that once the FERC addresses all of the “open issues” before it, the CalISO intends to: (1) perform the necessary adjustment to remove refunds associated with non-jurisdictional entities and allocate that shortfall to net refund recipients; and (2) work with the parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. The CalISO did not present any date when it expects these efforts to be completed.

AVISTA CORPORATION

Any potential liabilities or refunds owed by or to Avista Energy in the California Refund Proceeding were retained by Avista Corp. and/or its subsidiaries and have not been transferred to Shell Energy and/or its affiliates. Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent of the Company’s liability, if any. However, based on information currently known to the Company’s management, the Company does not expect that the California refund proceeding will have a material adverse effect on its financial condition, results of operations or cash flows. This is primarily due to the fact that FERC orders have stated that any refunds will be netted against unpaid amounts owed to the respective parties and the Company does not believe that refunds would exceed unpaid amounts owed to the Company.

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

California Attorney General Complaint

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the Attorney General of the State of California (California AG) that alleged violations of the Federal Power Act by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint but directing sellers to re-file certain transaction summaries. It was not clear that Avista Corp. and its subsidiaries were subject to this directive but the Company took the conservative approach and re-filed certain transaction summaries in June and July of 2002. In July 2002, the California AG requested a rehearing on the FERC order, which request was denied in September 2002. Subsequently, the California AG filed a Petition for Review of the FERC’s decision with the Ninth Circuit. In September 2004, the Ninth Circuit upheld the FERC’s market-based rate authority, but held that the FERC erred in ruling that it lacked authority to order refunds for violations of its reporting requirement. The Court remanded the case for further proceedings, but did not order any refunds leaving it to the FERC to consider appropriate remedial options. Nonetheless, the California AG has interpreted the decision as providing authority to the FERC to order refunds in the California refund proceeding for an expanded refund period.

AVISTA CORPORATION

In March, 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the Commission’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties are directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Wah Chang Complaint

In May 2004, Wah Chang, a division of TDY Industries, Inc. (a subsidiary of Allegheny Technologies, Inc.), filed a complaint in the United States District Court for the District of Oregon against numerous companies, including Avista Corp., Avista Energy and Avista Power. This complaint was similar to the Port of Seattle and City of Tacoma complaints (which were dismissed by the United States District Court and the Ninth Circuit as disclosed in the Company’s prior Securities and Exchange Commission filings). In September 2004, this case was transferred to the United States District Court for the Southern District of California for consolidation with other pending actions. In February 2005, the Court granted the defendants’ motion to dismiss the complaint because it determined that it was without jurisdiction to hear the plaintiff’s complaint, based on, among other things, the exclusive jurisdiction of the FERC and the filed-rate doctrine. In March 2005, Wah Chang filed an appeal with the Ninth Circuit. On November 20, 2007, the Ninth Circuit dismissed Wah Chang’s appeal and affirmed the district court’s action. On December 3, 2007, Wah Chang filed a petition for rehearing with the Ninth Circuit. On January 15, 2008, the Ninth Circuit denied Wah Chang’s petition for rehearing. Based on the Ninth Circuit’s dismissal of this complaint, denial of the petition for rehearing, and expiration of the period for further appeals, the Company believes that this complaint will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Colstrip Generating Project Complaints

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed complaints against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege damages to buildings as a result of foundation settlement caused by seepage from Colstrip’s freshwater surge pond. Avista Corp.’s ownership interest in the freshwater surge pond is approximately 11 percent. The plaintiffs also allege contamination and trespass damages resulting from leakage from several of Colstrip’s process ponds, most of which are for Units 1 & 2 ponds of which Avista Corp. has no ownership interest. The plaintiffs are seeking compensatory and punitive damages, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. The owners of Colstrip have undertaken certain groundwater investigation and remediation measures to address groundwater contamination. These measures include improvements to the lakes and ponds of Colstrip. In April 2008, the owners of Colstrip reached a settlement with the plaintiffs. Under the settlement, Avista Corp.’s portion of the payment to the plaintiffs is $2.1 million. There is the potential for Avista Corp. to recover a portion of this payment through insurance. The Company is planning to file petitions with the WUTC and the IPUC to defer any payments as a regulatory asset, in order to allow for potential future recovery through the rate making process. The Company believes that there is a reasonable basis for the recovery of such costs through the rate making process.

AVISTA CORPORATION

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of Colstrip filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees and other relief similar to that asserted in the litigation described above. No trial date has been set. Because the resolution of this complaint remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued orders to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt. The owners of Colstrip Units 3 & 4 take delivery of the coal at the beginning of the conveyor belt. The orders assert that additional royalties are owed to MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2004. WECO’s appeal to the MMS for the period through 2001 was substantially denied in March 2005; WECO appealed the orders pertaining to the periods up to 2001 to the Board of Land Appeals of the U.S. Department of the Interior, which appeal was denied on September 12, 2007. WECO also filed an appeal with the MMS pertaining to the period from 2002 to 2004. The entire appeal process could take several years to resolve. Additional coal taxes may be owed to the state of Montana depending on the outcome of the MMS appeals. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments and related taxes by passing these costs through the Coal Supply Agreement. The owners of Colstrip Units 3 & 4 advised WECO that their position would be that these claims are not allowable costs per the Coal Supply Agreement nor the Transportation Agreement in the event the owners of Colstrip Units 3 & 4 were invoiced for these claims. Presumably, royalty and tax demands for periods of time after the years in dispute and future years will be determined by the outcome of the pending proceedings. Because the resolution of this issue remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the rate making process, of any amounts paid.

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

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). The total cost of the

AVISTA CORPORATION

RI/FS is estimated to be $1.2 million and will take approximately 2 1/2 years to complete. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is not possible to make an estimate of any liability at this time.

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

The Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups has been underway since that time. The Company filed its new license applications with the FERC in July 2005. The Company requested the FERC to consider a license for Post Falls, which has a present capability of 18 MW, that is separate from the other four hydroelectric plants because Post Falls presents more complex issues that may take longer to resolve than those relating to the rest of the Spokane River Project. If granted, the new licenses would have terms of 30 to 50 years. In the license applications, the Company proposed a number of measures intended to address the impact of the Spokane River Project and enhance resources associated with the Spokane River.

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

In July 2007, the FERC issued a Final Environmental Impact Statement (FEIS) after review and consideration of comments. This is the last administrative step for the FERC before the issuance of license orders; however, the FERC cannot proceed until several other matters are resolved, including Clean Water Act and Endangered Species Act issues as disclosed below. The Company continues to review the FEIS and related documents. While the Company believes the ultimate cost of relicensing will be less than its earlier projections as disclosed above, the Company has not finalized specific new cost estimates at this point.

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

In addition, the Company must receive Clean Water Act Certification (CWAC) from the states of Idaho and Washington for the Spokane River Project. Applications for such certification were filed in July 2006 with each state. Both Idaho and Washington communicated to the Company that they were unable to complete the certifications within one year as mandated by the Clean Water Act. Subsequently, the Company withdrew these applications and re-filed for certification in June 2007. The Washington Department of Ecology (DOE) released its draft CWAC on April 7, 2008 for a 30 day public comment period. The Company will review and comment on the draft CWAC during the comment period. The DOE will issue a final CWAC following its assessment of the comments received. The FERC is precluded from issuing a license order until such CWACs are issued, or waived, by the states. The Company cannot predict the schedule for these final phases of relicensing.

The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues. The Company will continue to seek recovery, through the rate making process, of all such operating and capitalized costs.

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

AVISTA CORPORATION

Air Quality

The Company must be in compliance with requirements under the Clean Air Act and Clean Air Act Amendments for its thermal generating plants. The Company continues to monitor legislative developments at both the state and national level for the potential of further restrictions on sulfur dioxide, nitrogen oxide and carbon dioxide, as well as other greenhouse gas and mercury emissions.

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

In June 2007, with approval from the WUTC and the IPUC, Avista Corp. eliminated the credit associated with the settlement agreements with the BPA from its customers’ monthly electric bills.

Beginning in June 2007, the region’s private and public utilities worked toward an agreement that would identify an appropriate level of benefits for customers served by the private utilities, including the resolution of outstanding legal issues associated with the May 3, 2007 Ninth Circuit opinions. The BPA is working on a long-term resolution of residential exchange issues as part of its 2009 rate case. In addition to resolving residential exchange issues for the long-term, the BPA also proposed an interim payout of $336 million to private utilities for its fiscal year 2008. Avista Corp. accepted the interim offer from the BPA and received a payment of $9.6 million in April 2008. Rate adjustments to pass through the interim payment to Avista Corp.’s customers were approved by the WUTC and IPUC in April 2008.

AVISTA CORPORATION

Since the residential exchange settlement payments are passed through to Avista Corp.’s customers as adjustments to electric bills, there is no effect on Avista Corp.’s net income. There is currently not enough information to allow Avista Corp. to assess the probability or amount of any potential liability that may be incurred related to any issues regarding payments made to Avista Corp. pursuant to the settlement agreements. Since 2001, Avista Corp. passed through to its customers approximately $70 million pursuant to the settlement agreements. The Company would seek recovery, through the rate making process, if payments were required to be made to the BPA.

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

NOTE 13: POTENTIAL HOLDING COMPANY FORMATION

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

The IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions, which would serve to segregate the Company’s utility operations from the other businesses conducted by the holding company. The stipulation would require Avista Corp. to maintain certain common equity levels as part of its capital structure. Avista Corp. committed to increase its actual utility common equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008, which is consistent with provisions of the Company’s Washington general rate case implemented on January 1, 2006. The calculation of the utility equity component is essentially the ratio of Avista Corp.’s total common equity to total capitalization excluding, in each case, Avista Corp.’s investment in Avista Capital. The utility equity component was approximately 45 percent as of March 31, 2008. In addition, IPUC approval would be required for any dividend from Avista Corp. to the holding company that would reduce utility common equity below 25 percent of total capitalization which, for this purpose, includes long and short-term debt, capitalized lease obligations and preferred and common equity.

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

In prior periods, the Company had a reportable Energy Marketing and Resource Management segment. The activities of this business segment were conducted primarily by Avista Energy. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing operations to Shell Energy, as well as to certain other subsidiaries of Shell Energy. Completion of this transaction effectively ended the majority of the operations of this segment. This business still owns natural gas storage facilities and has operating revenues and resource costs related to the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of the power purchase agreement were assigned to Shell Energy through the end of 2009. Beginning in 2010, the Company expects these rights and obligations will be transferred to Avista Utilities, subject to future regulatory approval. These remaining activities do not represent a reportable business segment in 2008 and are included in the Other category for segment reporting purposes. The historical activities were reclassified to the Other category in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2008:
Operating revenues	$472,272	$12,520	$11,515	$24,035	$—	$496,307
Resource costs	318,226	—	5,920	5,920	—	324,146
Other operating expenses	51,719	8,891	4,954	13,845	—	65,564
Depreciation and amortization	21,442	624	385	1,009	—	22,451
Income (loss) from operations	55,800	3,005	256	3,261	—	59,061
Interest expense (2)	20,568	20	51	71	(14)	20,625
Income taxes	13,987	1,117	(15)	1,102	—	15,089
Net income (loss)	23,314	1,766	151	1,917	—	25,231
Capital expenditures	47,680	1,086	13	1,099	—	48,779
For the three months ended March 31, 2007:
Operating revenues	$414,266	$10,999	$33,922	$44,921	$—	$459,187
Resource costs	269,986	—	37,727	37,727	—	307,713
Other operating expenses	49,041	7,827	9,309	17,136	—	66,177
Depreciation and amortization	21,090	596	679	1,275	—	22,365
Income (loss) from operations	50,154	2,576	(13,793)	(11,217)	—	38,937
Interest expense (2)	22,021	81	227	308	(146)	22,183
Income taxes	10,997	912	(4,422)	(3,510)	—	7,487
Net income (loss)	19,927	1,584	(7,417)	(5,833)	—	14,094
Capital expenditures	40,556	758	581	1,339	—	41,895
Total Assets:
As of March 31, 2008	$3,141,244	$108,557	$73,034	$181,591	$—	$3,322,835
As of December 31, 2007	3,009,499	108,929	71,369	180,298	—	3,189,797

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of March 31, 2008, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

April 30, 2008

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

Forward-looking statements (including those made in this Quarterly Report on Form 10-Q) are subject to a variety of risks and uncertainties and other factors. Most of these factors are beyond our control and many of them could have a significant effect on our operations, results of operations, financial condition or cash flows. This could cause actual results to differ materially from those anticipated in our statements. Such risks, uncertainties and other factors include, among others:

•

weather conditions and their effect on energy demand and generation, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand;

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

In this Form 10-Q, we discuss our credit ratings. It is important to note that these credit ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

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

Business Segments

We have two reportable business segments as follows:

•

Avista Utilities – generation, transmission and distribution of electric energy and distribution of natural gas to retail customers, as well as wholesale purchases and sales of energy commodities. Avista Utilities is an operating division of Avista Corp. comprising our regulated utility operations.

•	Advantage IQ – facility information and cost management services for multi-site customers. The activities of this business segment are conducted by Advantage IQ, an indirect subsidiary of Avista Corp.

In prior periods, we had a reportable Energy Marketing and Resource Management segment. The activities of this business segment were conducted primarily by Avista Energy, an indirect subsidiary of Avista Corp. On June 30, 2007, Avista Energy and Avista Energy Canada completed the sale of substantially all of their contracts and ongoing

AVISTA CORPORATION

operations to Shell Energy, as well as to certain other subsidiaries of Shell Energy. Completion of this transaction effectively ended the majority of the operations of this segment. This business still owns natural gas storage facilities and has operating revenues and resource costs related to the power purchase agreement for the Lancaster Plant. The Lancaster Plant is owned by an unrelated third-party and all of the output from the plant is contracted to Avista Energy through 2026. The majority of the rights and obligations of the power purchase agreement were assigned to Shell Energy through the end of 2009. Beginning in 2010, we expect these rights and obligations will be transferred to Avista Utilities, subject to future regulatory approval. These remaining activities do not represent a reportable business segment in 2008 and are included in the Other category for segment reporting purposes. The historical activities were reclassified to the Other category in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

We have other businesses including sheet metal fabrication, venture fund investments and real estate investments. These activities are conducted by various indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx. The Other category is not a reportable segment.

Avista Energy, Advantage IQ and the various other companies are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. Our total common stockholders’ equity was $939.1 million as of March 31, 2008, of which $74.1 million represented our investment in Avista Capital.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2008	2007
Avista Utilities	$23,314	$19,927
Advantage IQ	1,766	1,584
Other	151	(7,417)

Net income	$25,231	$14,094

Executive Level Summary

Overall

Our operating results and cash flows are primarily derived from:

•	regulated utility operations (Avista Utilities),

•	facility information and cost management services for multi-site customers (Advantage IQ).

In late 2007 and early 2008, Moody’s Investors Service and Standard & Poor’s upgraded our credit ratings, which resulted in an investment grade rating for our senior unsecured debt and corporate rating from each of these rating agencies. The upgrades reflect several steps taken over the past few years to lower our business risk profile and improve financial metrics. The most recent significant steps were the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007 and our general rate case settlement in Washington implemented on January 1, 2008.

Although we are pleased with the upgrades, it is important to note that we are at the lower end of the investment grade category and will continue to work towards improving our ratings. We intend to continue to focus on improving earnings and operating cash flows, controlling costs, reducing debt and debt service costs, while working to improve our credit ratings.

Our net income was $25.2 million for the three months ended March 31, 2008, an increase from $14.1 million for the three months ended March 31, 2007. This increase was primarily due to the $7.6 million net loss at Avista Energy (included in Other) in the first quarter of 2007 and increased earnings at Avista Utilities (primarily due to the implementation of a general rate increase in Washington).

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

AVISTA CORPORATION

Our hydroelectric generation was 96 percent of normal in 2007. Our hydroelectric generation was below normal (based on a 70-year average) for six of the past eight years. Due to colder than normal temperatures and lower than normal streamflows, our hydroelectric generation was below normal for the first quarter of 2008. Based on current snowpack conditions that are well above normal levels, we may have favorable hydroelectric generation conditions during the period May through July of 2008. Actual hydroelectric generation will depend on precipitation, temperatures and other variables during the remainder of the year.

Our utility net income was $23.3 million for the three months ended March 31, 2008, an increase from $19.9 million for the three months ended March 31, 2007 primarily due to an increase in gross margin (operating revenues less resource costs). The increase in net income was also partially due to a decrease in interest expense. This was partially offset by an increase in other operating expenses and taxes other than income taxes. The increase in gross margin was primarily due to the implementation of the general rate increase in Washington effective January 1, 2008. We recognized an expense of $3.4 million under the Energy Recovery Mechanism (ERM) in Washington for the first quarter of 2008 compared to $3.2 million for the first quarter of 2007.

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $47.7 million for the first quarter of 2008. We expect utility capital expenditures to be approximately $200 million for 2008.

As approved by the WUTC, electric rates for our Washington customers increased by 9.4 percent (designed to increase annual revenues by $30.2 million) and natural gas rates increased by 1.7 percent (designed to increase annual revenues by $3.3 million) effective January 1, 2008. As approved by the Public Utility Commission of Oregon (OPUC) in March 2008, natural gas rates for our Oregon customers increased 0.7 percent effective April 1, 2008 (designed to increase annual revenues by $0.9 million) and will increase an additional 1.1 percent effective November 1, 2008 (designed to increase annual revenues by an additional $1.4 million).

In March 2008, we filed a general rate case in Washington requesting overall base rate increases averaging 10.3 percent for electric and 3.3 percent for natural gas. In April 2008, we filed a general rate case in Idaho requesting overall base rate increases averaging 16.7 percent for electric and 5.8 percent for natural gas. Any rate adjustments, if approved by the WUTC or IPUC, would most likely become effective in 2009.

Based primarily on the following, we expect utility net income to increase in 2008 as compared to 2007:

•	Implementation of the general rate increase in Washington effective January 1, 2008, which includes resetting the base level of power supply costs used in the ERM calculations.

•	The write-down of a turbine and the disallowance of debt repurchase costs in 2007.

•

A decrease in interest expense due to the maturity of the $273 million of 9.75 percent Unsecured Senior Notes on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $247.5 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this maturing debt.

•	We expect improved hydroelectric generation as compared to 2007 and an increase in electric and natural gas retail loads in 2008.

Advantage IQ

Advantage IQ had net income of $1.8 million for the three months ended March 31, 2008, an increase from $1.6 million for the three months ended March 31, 2007. This increase was primarily due to an increase in operating revenues as a result of customer growth, partially offset by decreased interest revenue on funds held for customers and increased operating expenses from expanding operations. As a result of the decline in short-term interest rates, net income may decrease slightly for the full year of 2008 as compared to 2007. Customer growth and operating efficiencies are expected to be offset by a decrease in Advantage IQ’s interest revenue.

Other Businesses

Over time as opportunities arise, we plan to dispose of assets and phase out operations that do not fit with our overall corporate strategy. However, we may invest incremental funds to protect our existing investments and invest in new businesses that fit with our overall corporate strategy. Net income for these operations was $0.2 million for the three months ended March 31, 2008 compared to a net loss of $7.4 million for the three months ended March 31, 2007. The net loss for 2007 was due to Avista Energy.

Liquidity and Capital Resources

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. There were $29.0 million of cash borrowings outstanding and $44.9 million in letters of credit outstanding as of March 31, 2008.

AVISTA CORPORATION

In March 2008, we amended our accounts receivable sales facility to extend the termination date to March 2009. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable. We had sold $15.0 million of accounts receivable under this facility as of March 31, 2008.

We have long-term debt maturities of $318 million in 2008, the majority of which is the $273 million of 9.75 percent Unsecured Senior Notes that mature on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $247.5 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this maturing debt.

We are planning to issue additional long-term debt during the second half of 2008 to fund other maturing debt, as well as to provide additional funding for capital expenditures and other corporate purposes.

Additionally, the current portion of long-term debt includes $25.0 million of Secured Medium-Term Notes with a maturity date of June 2028 that are subject to redemption at the option of the security holders in June 2008 and $83.7 million of Secured Pollution Control Bonds that are subject to remarketing on December 30, 2008. If the Secured Pollution Control Bonds cannot be successfully remarketed on that date, we will be required to purchase the bonds.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. We are currently planning to begin issuing common stock under this sales agency agreement during the second half of 2008.

Avista Utilities – Regulatory Matters

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

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2008	8.20%	10.2%	46%
Idaho electric and natural gas	September 2004	9.25%	10.4%	43%
Oregon natural gas	April 2008	8.21%	10.0%	50%

As approved by the WUTC, on January 1, 2008, electric rates for our Washington customers increased by an average of 9.4 percent, which is designed to increase annual revenues by $30.2 million. As part of this general rate increase, the base level of power supply costs used in the ERM calculations was updated. Also, on January 1, 2008, natural gas rates increased by an average of 1.7 percent, which is designed to increase annual revenues by $3.3 million.

In March 2008, we filed a general rate case with the WUTC requesting to increase base electric rates for our Washington customers by an average of 10.3 percent, which is designed to increase annual revenues by $36.6 million. We also requested to increase base natural gas rates for our Washington customers by an average of 3.3 percent, which is designed to increase annual revenues by $6.6 million. Our request is based on a proposed rate of return of 8.43 percent with a common equity ratio of 46.3 percent and a 10.8 percent return on equity. The WUTC generally has up to 11 months to review a general rate case filing.

As part of the general rate case settlement agreement that was modified and approved by the WUTC in December 2005, we agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. If we do not meet those targets, it could result in a reduction to base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of our total consolidated common equity to total capitalization excluding, in each case, our investment in Avista Capital. The utility equity component was approximately 45 percent as of March 31, 2008.

In April 2008, we filed a general rate case with the IPUC requesting to increase overall base electric retail rates for our Idaho customers by an average of 16.7 percent, which is designed to increase annual revenues by $32.2 million. We also requested to increase base natural gas retail rates for our Idaho customers by an average of 5.8 percent,

AVISTA CORPORATION

which is designed to increase annual revenues by $4.7 million. Our request is based on a proposed rate of return of 8.74 percent with a common equity ratio of 47.9 percent and a 10.8 percent return on equity. The IPUC generally has up to seven months to review a general rate case filing.

As approved by the OPUC in March 2008, natural gas rates for our Oregon customers increased 0.7 percent effective April 1, 2008 (designed to increase annual revenues by $0.9 million) and are expected to increase an additional 1.1 percent effective November 1, 2008 (designed to increase annual revenues by an additional $1.4 million). The November 1, 2008 increase is related to placing into service a natural gas construction project and the allocation of natural gas storage assets to our Oregon operations and may be adjusted downward if actual costs are lower than currently estimated. In March 2008, the OPUC also approved new book depreciation rates, which will reduce annual depreciation expense in Oregon by $3.4 million.

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

As required by OPUC orders, we (along with other utilities in Oregon) filed a private letter ruling request with the Internal Revenue Service (IRS) in December 2006. The private letter ruling request sought guidance on whether OSB 408 and the related OPUC orders violate normalization rules for accounting for income taxes. The OPUC order issued in September 2007 required that all of the affected utilities in Oregon file amended private letter ruling requests by November 30, 2007 to reflect the latest amendments to the rules. In January 2008 the IRS issued its finding that the OSB 408 rules, as represented to them in our applications, meets their tax normalization requirements, and presents no violation. In February 2008, we reached a settlement-in-principle with respect to the refund liability for 2006 that was approved by the OPUC in April 2008. The approved settlement provides for a refund to customers of $1.5 million, including interest. In addition to the 2006 settlement amount, we recorded a liability for potential refunds to customers totaling $2.2 million for 2007 and the first quarter of 2008. Based on new rates implemented on April 1, 2008 through the Oregon general rate case, we believe that an appropriate level of taxes will be collected from our Oregon customers such that additional liabilities for potential refunds will not be required during the remainder of 2008. However, any final determination of refunds or surcharges to customers will ultimately be determined based on final calculations for the year as described above.

Natural Gas Decoupling

In February 2007, the WUTC approved the implementation of a natural gas decoupling mechanism. Decoupling separates the direct link between natural gas sales volume and the recovery of the fixed cost of providing service to our customers. Because our rate structure provides for recovery of the majority of fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives have been directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Our decoupling mechanism should allow us to recover lost margin resulting from lower usage by Washington customers due to conservation and price elasticity. However, the mechanism does not provide rate adjustments related to abnormal weather. The decoupling mechanism is a three-year “pilot” that began in January 2007. We are in the process of performing an independent evaluation of the decoupling mechanism. Continuation of the mechanism beyond 2009 is subject to review and approval by the WUTC. A rate adjustment in any one year would be limited to no more than 2 percent. Our first decoupling rate adjustment became effective November 1, 2007. The rate adjustment is designed to recover $0.3 million over a twelve-month period or a 0.2 percent increase for residential and commercial customers, representing 80 percent of the lost margin for the period January through June 2007.

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

The initial amount of power supply costs in excess of or below the level in retail rates, which we either incur the cost of, or receive the benefit from, is referred to as the deadband. The annual (calendar year) deadband amount is currently $4.0 million. We incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We will share annual power supply cost variances between $4.0 million and $10.0 million with customers. As such, 50 percent of the annual power supply cost variance in this range is deferred for future surcharge or rebate to customers and we incur the cost of, or receive the benefit from, the remaining 50 percent. To the extent that the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance is deferred for future surcharge or rebate. We incur the cost of, or receive the benefit from, the remaining 10 percent of the annual variance beyond $10.0 million without affecting current or future customer rates. The following is a summary of the ERM:

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

The following table shows activity in deferred power costs for Washington and Idaho during the three months ended March 31, 2008 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2007	$58,524	$21,163	$79,687
Activity from January 1 – March 31, 2008:
Power costs deferred	—	5,638	5,638
Interest and other net additions	684	285	969
Recovery of deferred power costs through retail rates	(9,299)	(2,581)	(11,880)

Deferred power costs as of March 31, 2008	$49,909	$24,505	$74,414

Purchased Gas Adjustments

Effective November 1, 2007, natural gas rates decreased:

•	6.0 percent in Washington,

•	4.6 percent in Idaho, and

•	1.7 percent in Oregon.

These natural gas rate decreases are designed to pass through changes in purchased natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, there is an ongoing review of the PGA mechanism used by all natural gas distribution companies in Oregon (including Avista Corp.). The outcome of this review could impact our PGA mechanism and natural gas purchasing and hedging strategies in Oregon. Total net deferred natural gas costs were a liability of $19.1 million as of March 31, 2008, a change from a net asset of $2.4 million as of December 31, 2007 primarily due to recovery from customers and deferral for future rebate to customers during the first quarter of 2008.

AVISTA CORPORATION

Results of Operations

The following provides an overview of changes in our Consolidated Statements of Income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Utility revenues increased $58.0 million to $472.3 million as a result of increases in electric revenues of $36.1 million and natural gas revenues of $21.9 million. The increase in electric revenues was due to increased retail revenues (primarily due to the Washington general rate case) and wholesale revenues and sales of fuel. The increase in natural gas revenues was the result of increased wholesale and retail natural gas sales, primarily due to increased volumes.

Non-utility energy marketing and trading revenues decreased $23.0 million to $6.4 million. This category of revenues decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

Other non-utility revenues increased $2.1 million to $17.6 million as a result of an increase in revenues from Advantage IQ of $1.5 million primarily due to customer growth, partially offset by a decrease in interest earnings on funds held for customers (due to a decrease in interest rates). The remaining $0.6 million increase in other revenues was primarily due to increased sales at AM&D.

Utility resource costs increased $48.2 million due to increases in electric resource costs of $29.5 million and natural gas resource costs of $18.8 million. The increase in electric resource costs reflects an increase in base resource costs as set forth in the Washington general rate case, as well as higher purchased power and fuel costs due in part to a decrease in hydroelectric generation. The increase in natural gas resource costs primarily reflects an increase in the volume of natural gas purchases and increased amortization of deferred natural gas costs.

Utility other operating expenses increased $2.7 million primarily due to an increase of $1.5 million in electric generation operating and maintenance expenses, as well as a $1.7 million increase in electric distribution expenses. This was partially offset by slight decreases in certain administrative and general expenses, including outside services, injuries and damages, and pension and benefits costs.

Utility taxes other than income taxes increased $1.1 million primarily due to increased retail revenues and related taxes.

Non-utility resource costs decreased $31.8 million. This category of expenses decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

The net change in other non-utility operating expenses was a decrease of $3.3 million due to:

•	a decrease of $4.4 million in the other businesses due to the sale of Avista Energy’s ongoing operations, partially offset by

•	an increase of $1.1 million for Advantage IQ due to expanding operations.

Interest expense decreased $1.4 million due to the redemption of all outstanding preferred stock in September 2007 and the effect of long-term debt maturities during 2007, which were primarily funded with proceeds from the sale and liquidation of Avista Energy’s assets.

Capitalized interest decreased $0.3 million due in part to a decrease in the effective AFUDC rate from 9.1 percent to 8.2 percent with the implementation of the Washington general rate case on January 1, 2008.

Other income-net decreased $2.7 million primarily due to a decrease in interest income and interest on power and natural gas deferrals.

Income taxes increased $7.6 million primarily due to increased income before income taxes. Our effective tax rate was 37.4 percent for the three months ended March 31, 2008 compared to 34.7 percent for the three months ended March 31, 2007. The increase in our effective tax rate was primarily due to changes in estimates related to the tax benefits expected to be realized for certain income tax credits.

AVISTA CORPORATION

Avista Utilities

Net income for the utility was $23.3 million for the three months ended March 31, 2008 compared to $19.9 million for the three months ended March 31, 2007. Utility income from operations was $55.8 million for the three months ended March 31, 2008 compared to $50.2 million for the three months ended March 31, 2007. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). This was partially offset by an increase in other utility operating expenses and taxes other than income taxes. The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2008	2007	2008	2007	2008	2007
Operating revenues	$226,237	$190,168	$246,035	$224,098	$472,272	$414,266
Resource costs	121,548	92,064	196,678	177,922	318,226	269,986

Gross margin	$104,689	$98,104	$49,357	$46,176	$154,046	$144,280

Utility operating revenues increased $58.0 million and utility resource costs increased $48.2 million, which resulted in an increase of $9.8 million in gross margin. The gross margin on electric sales increased $6.6 million and the gross margin on natural gas sales increased $3.2 million. The increase in our electric and natural gas gross margin was primarily due to the implementation of general rate increases in Washington effective January 1, 2008. The increase was also partially due to colder weather in the first quarter of 2008 and customer growth.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2008	2007	2008	2007
Residential	$88,483	$73,096	1,155	1,107
Commercial	63,209	55,111	824	771
Industrial	24,525	22,247	512	493
Public street and highway lighting	1,470	1,406	6	6

Total retail	177,687	151,860	2,497	2,377
Wholesale	30,676	26,308	311	342
Sales of fuel	14,578	8,143	—	—
Other	3,296	3,857	—	—

Total	$226,237	$190,168	2,808	2,719

Retail electric revenues increased $25.8 million due to an increase in:

•	total MWhs sold (increased revenues $8.5 million) primarily due to customer growth and an increase in use per customer (primarily due to colder weather), and

•	revenue per MWh (increased revenues $17.3 million) primarily due to the Washington general rate increase implemented on January 1, 2008 and the elimination of the BPA residential exchange credit.

Wholesale electric revenues increased $4.4 million due to an increase in sales prices (increased revenues $7.5 million), partially offset by a decrease in sales volumes (decreased revenues $3.1 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $6.4 million due to increased thermal generation resource optimization activities.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2008	2007	2008	2007
Residential	$116,755	$112,539	91,181	83,863
Commercial	63,997	61,378	54,285	49,923
Interruptible	1,465	1,588	1,524	1,561
Industrial	2,116	2,068	2,030	1,881

Total retail	184,333	177,573	149,020	137,228
Wholesale	58,861	43,534	72,043	65,463
Transportation	1,688	1,675	42,331	43,805
Other	1,153	1,316	269	238

Total	$246,035	$224,098	263,663	246,734

AVISTA CORPORATION

The $6.8 million increase in retail natural gas revenues was due to an increase in volumes (increased revenues $14.6 million), partially offset by lower retail rates (decreased revenues $7.8 million). We sold more retail natural gas in the first quarter of 2008 primarily due to colder weather and customer growth. The decrease in retail rates reflects the purchased gas adjustments implemented in the fourth quarter of 2007, partially offset by the Washington general rate increase implemented on January 1, 2008. The increase in our wholesale revenues of $15.3 million was due to an increase in prices (increased revenues $9.9 million) and an increase in volumes (increased revenues $5.4 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process. Variances between the revenues and costs of the sale of resources in excess of load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2008	2007	2008	2007
Residential	311,769	305,728	278,304	273,109
Commercial	39,054	38,334	32,926	32,245
Interruptible	—	—	39	41
Industrial	1,384	1,368	258	259
Public street and highway lighting	428	424	—	—

Total retail customers	352,635	345,854	311,527	305,654

The following table presents our utility resource costs for the three months ended March 31 (dollars in thousands):

	2008	2007
Electric resource costs:
Power purchased	$51,498	$39,879
Power cost amortizations, net of deferrals	6,241	6,662
Fuel for generation	39,782	34,131
Other fuel costs	15,350	10,896
Other regulatory amortizations, net	5,146	(2,354)
Other electric resource costs	3,531	2,850

Total electric resource costs	121,548	92,064

Natural gas resource costs:
Natural gas purchased	171,529	166,340
Natural gas amortizations, net of deferrals	21,588	8,490
Other regulatory amortizations, net	3,561	3,092

Total natural gas resource costs	196,678	177,922

Total resource costs	$318,226	$269,986

Power purchased increased $11.6 million due in part to an increase in the prices (increased costs $6.6 million) reflecting an overall increase in wholesale markets. The increase was also due to an increase in the volume of power purchases (increased costs $5.0 million) primarily due to decreased hydroelectric generation and an increase in retail sales volumes (due to colder weather and customer growth).

Net amortization of deferred power costs was $6.2 million for the first quarter of 2008 compared to $6.7 million for the first quarter of 2007. During the first quarter of 2008, we recovered (collected as revenue) $9.3 million of previously deferred power costs in Washington and $2.6 million in Idaho. During the first quarter of 2008, we deferred $5.6 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. We did not defer any power costs in Washington during the first quarter of 2008, as power supply costs were within the $4.0 million deadband under the ERM.

Fuel for generation increased $5.7 million primarily due to an increase in thermal generation volumes (particularly Coyote Springs 2).

Other fuel costs increased $4.5 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The increase in other fuel costs was primarily due to increased thermal generation resource optimization activities.

AVISTA CORPORATION

Other regulatory amortizations increased $7.5 million primarily due to the elimination of the BPA residential exchange credit.

The expense for natural gas purchased for sale to customers increased $5.2 million primarily due to an increase in total therms purchased. This was primarily due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, and partially due to an increase in retail sales volumes. This was partially offset by a decrease in natural gas prices. During the first quarter of 2008, we amortized $21.6 million of deferred natural gas costs compared to $8.5 million for the first quarter of 2007. This change reflects a decrease in natural gas prices and the deferral for future rebate to customers.

Advantage IQ

Net income for Advantage IQ was $1.8 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. Operating revenues increased $1.5 million and operating expenses increased $1.1 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base, partially offset by a decrease in interest revenue on funds held for customers (due to a decrease in interest rates). As of March 31, 2008, Advantage IQ had 413 customers representing 214,000 billed sites in North America, an increase from 403 customers and 199,000 billed sites as of December 31, 2007. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base. In the first quarter of 2008, Advantage IQ processed bills totaling $3.4 billion, an increase of $0.5 billion, or 16 percent, as compared to the first quarter of 2007.

Other Businesses

Net income from these operations was $0.2 million for the three months ended March 31, 2008 compared to a net loss of $7.4 million for the three months ended March 31, 2007. The net loss for 2007 was due to Avista Energy as a result of underperformance on the power side of the business and losses on the power purchase agreement for the Lancaster Plant. Operating revenues decreased $22.4 million and operating expenses decreased $36.5 million. Operating revenues and operating expenses decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007. The remaining non-utility energy marketing and trading revenues and non-utility resource costs primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. Beginning in 2010 through 2026, the rights and obligations of the power purchase agreement for the Lancaster Plant will be contracted to Avista Energy. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC and the IPUC.

New Accounting Standards

Effective January 1, 2008, we adopted the majority of the provisions of SFAS No. 157, “Fair Value Measurements,” related to our financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. We will be required to adopt those provisions of SFAS No. 157 in 2009. The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008, did not have a material impact on our financial condition and results of operations. However, we expanded our disclosures with respect to fair value measurements. See “Note 10 of the Notes to Consolidated Financial Statements” for further information.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option is elected would be reported in net income. As we did not elect to use the fair value option under SFAS No. 159 for any financial assets and liabilities at implementation, the adoption of SFAS No. 159 did not have any impact on our financial condition and results of operations.

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

AVISTA CORPORATION

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement will require disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. The statement will also require disclosure of derivative features that are related to credit risk. We will be required to adopt SFAS No. 161 in 2009. We do not expect the adoption of SFAS No. 161 to have any impact on our financial condition and results of operations. However, we will have expanded disclosures with respect to derivatives and hedging activities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2007 Form 10-K and have not changed materially from that discussion.

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the three months ended March 31, 2008, positive cash flows from operating activities of $44.5 million and a $29.0 million increase in the amount outstanding on our $320.0 million committed line of credit were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $47.7 million, the cash settlement of interest rate swap agreements of $16.4 million and dividends of $8.8 million.

Operating Activities Net cash provided by operating activities was $44.5 million for the three months ended March 31, 2008 compared to $90.3 million for the three months ended March 31, 2007. Net cash used by working capital components was $25.0 million for the three months ended March 31, 2008, compared to net cash provided of $26.6 million for the three months ended March 31, 2007. The net cash used during the three months ended March 31, 2008 primarily reflects an increase in accounts receivable (representing net cash owed from our customers primarily from wholesale transactions including sales of fuel, electricity and natural gas), as well as a decrease in the amount of accounts receivable sold under our revolving accounts receivable sales facility. This cash used was partially offset by positive cash flows from accounts payable (representing net cash owed to our vendors), other current liabilities, other current assets (primarily related to federal income taxes), materials and supplies, fuel stock and natural gas stored (representing the seasonal drawdown of natural gas inventory) and deposits from counterparties (representing cash received as collateral funds from counterparties at Avista Utilities).

The net cash provided during the three months ended March 31, 2007 primarily reflected positive cash flows from:

•	accounts receivable (representing net cash received from our customers),

•	materials and supplies, fuel stock and natural gas stored (representing the seasonal drawdown of natural gas inventory),

•	other current assets (representing a net decrease in income taxes receivable), and

•	other current liabilities (representing an increase in interest accrued).

This cash provided was partially offset by negative cash flows from:

•	accounts payable (representing net cash paid to our vendors), and

•	cash deposits with counterparties (representing cash posted as collateral at Avista Energy).

Significant non-cash items included $27.6 million of power and natural gas cost amortizations, net of deferrals, for the three months ended March 31, 2008, an increase from $14.9 million for the three months ended March 31, 2007. This was primarily due to an increase in deferrals of natural gas costs for future rebate to customers, as natural gas resource costs were below the amount included in rates. Significant changes in non-cash items also included the unrealized loss of $20.9 million on energy trading activities at Avista Energy for the first quarter of 2007.

Investing Activities Net cash used in investing activities was $47.1 million for the three months ended March 31, 2008, an increase compared to $39.2 million for the three months ended March 31, 2007. This was primarily due to an increase in utility property capital expenditures in the first quarter of 2008.

AVISTA CORPORATION

Financing Activities Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2008 compared to net cash used of $22.3 million for the three months ended March 31, 2007. During the first quarter of 2008, our short-term borrowings increased $29.0 million. Cash dividends paid increased to $8.8 million (or 16.5 cents per share) for the first quarter of 2008 from $7.6 million (or 14.5 cents per share) for the first quarter of 2007. In March 2008, we cash settled two interest rate swap agreements and paid a total of $16.4 million.

During the first quarter of 2007, our short-term borrowings decreased $4.0 million, which reflected a decrease in the amount of debt outstanding under our committed line of credit. Debt maturities were $12.3 million for the first quarter of 2007.

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

We will continue to periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align our earned returns with those allowed by regulators. Effective January 1, 2008, our rates in Washington increased (as approved by the WUTC), which is designed to increase annual electric revenues by $30.2 million and annual natural gas revenues by $3.3 million. We filed general rate cases in Washington in March 2008 and in Idaho in April 2008. See further details in the section “Avista Utilities - Regulatory Matters.”

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

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt (1)	$179,700	8.9%	$427,344	21.6%
Short-term borrowings	29,000	1.5	—	—
Long-term debt to affiliated trusts	113,403	5.6	113,403	5.8
Long-term debt (1)	752,536	37.4	521,489	26.4

Total debt	1,074,639	53.4	1,062,236	53.8
Stockholders’ equity	939,110	46.6	913,966	46.2

Total	$2,013,749	100.0%	$1,976,202	100.0%

AVISTA CORPORATION

(1)	On April 3, 2008, we issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $247.5 million (net of discounts and before our expenses), together with other available funds, will be used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that mature on June 1, 2008. As such, $247.5 million of the $272.9 million of Unsecured Senior Notes is excluded from the current portion of long-term debt as of March 31, 2008.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other requirements. Our stockholders’ equity increased $25.1 million during the first quarter of 2008 primarily due to net income and other comprehensive income, partially offset by dividends.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities is expected to be the primary source of funds for operating needs, dividends and capital expenditures for 2008. Borrowings under our $320.0 million committed line of credit may supplement these funds to the extent necessary.

We have long-term debt maturities of $318 million in 2008, the majority of which is the $273 million of 9.75 percent Unsecured Senior Notes that mature on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $247.5 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this maturing debt.

We are planning to issue additional long-term debt during the second half of 2008 to fund other maturing debt, as well as to provide additional funding for capital expenditures and other corporate purposes.

Additionally, the current portion of long-term debt includes $25.0 million of Secured Medium-Term Notes with a maturity date of June 2028 that are subject to redemption at the option of the security holders in June 2008 and $83.7 million of Secured Pollution Control Bonds that are subject to remarketing on December 30, 2008. If the Secured Pollution Control Bonds cannot be successfully remarketed on that date, we will be required to purchase the bonds.

We have a $320.0 million committed line of credit agreement with various banks with an expiration date of April 5, 2011. Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of March 31, 2008, we had $29.0 million of borrowings outstanding under this committed line of credit. There were not any borrowings outstanding as of December 31, 2007. As of March 31, 2008, there were $44.9 million in letters of credit outstanding, an increase from $34.8 million as of December 31, 2007. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2008, we were in compliance with this covenant with a ratio of 2.88 to 1. The committed line of credit agreement also has a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at the end of any fiscal quarter. As of March 31, 2008, we were in compliance with this covenant with a ratio of 53.4 percent. If the proposed change in organization to a holding company structure becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities). See “Note 13 of the Notes to Consolidated Financial Statements” for further information on the proposed change in organization to a holding company structure.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of March 31, 2008, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2005, the WUTC issued an order approving the settlement agreement reached in our Washington general rate case with certain conditions. We agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the proposed implementation of our holding company structure. One of the conditions provides for the

AVISTA CORPORATION

same utility equity components that are required in our Washington general rate case implemented in January 2006. If we do not meet those targets, it could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. We also entered into a settlement agreement in Washington related to our proposed holding company formation. In this settlement agreement, we committed to increase the utility equity component to 40 percent by June 30, 2008. However, the provision to reduce base rates by 2 percent does not apply if we fail to meet this target. If we fail to meet this Washington equity target at June 30, 2008, we will be required to use our most current actual equity ratio (in lieu of a hypothetical capital structure) in our next Washington general rate case filing (subsequent to June 30, 2008). The utility equity component was approximately 45 percent as of March 31, 2008.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. We are currently planning to begin issuing common stock under this sales agency agreement during the second half of 2008.

Off-Balance Sheet Arrangements

Avista Receivables Corporation (ARC) is our wholly owned, bankruptcy-remote subsidiary formed for the purpose of acquiring or purchasing interests in certain of our accounts receivable, both billed and unbilled. On March 14, 2008, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment was to extend the termination date from March 17, 2008 to March 13, 2009.

The Receivables Purchase Agreement was originally entered into on May 29, 2002 and provides us with cost-effective funds for:

•	working capital requirements,

•	capital expenditures, and

•	other general corporate needs.

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our $320.0 million committed line of credit. As of March 31, 2008, we had sold $15.0 million in accounts receivable under this revolving agreement.

Credit Ratings

The following table summarizes our credit ratings as of May 1, 2008:

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

AVISTA CORPORATION

Pension Plan

As of March 31, 2008, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $15 million to the pension plan in both 2006 and 2007. We plan to contribute $28 million to the pension plan in 2008 ($7 million was contributed during the first quarter). The increase from our original planned contributions of $15 million was a result of the new funding rules under the Pension Protection Act of 2006 and our ongoing commitment to increasing the funded status of the plan.

Dividends

The Board of Directors considers the level of dividends on our common stock on a regular basis, taking into account numerous factors including, without limitation:

•	our results of operations, cash flows and financial condition,

•	the success of our business strategies, and

•	general economic and competitive conditions.

Our net income available for dividends is primarily derived from our regulated utility operations.

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock contained in our Restated Articles of Incorporation, as amended, and to long-term debt contained in various indentures. Covenants under the 9.75 percent Unsecured Senior Notes that mature on June 1, 2008 limit our ability to increase common stock cash dividends to no more than 5 percent over the previous quarter, unless certain conditions are met related to restricted payments. As of March 31, 2008, we met the conditions that would allow us to increase the common stock cash dividend in excess of 5 percent over the previous quarter.

In March 2008, Avista Corp. paid a quarterly dividend of $0.165 per share on its common stock, an increase of 10 percent or $0.015 per share, over the previous quarterly dividend.

As further discussed at “Note 13 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions if and when we implement a holding company structure. One of the conditions would require IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. We entered into a similar agreement in Washington. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent. The utility equity component was approximately 45 percent as of March 31, 2008.

Avista Utilities Operations

We expect utility capital expenditures to be approximately $200 million for 2008, and over $200 million in each of 2009 and 2010. In addition to ongoing needs for our distribution and transmission systems, significant projects include upgrades to generating facilities. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

We are close to completing the acquisition of a wind generation site. We expect to construct a 50 MW generation facility at an estimated cost of approximately $120 million. This amount is not included in our estimates of utility capital expenditures disclosed above. Future generation resource decisions will be impacted by legislation for restrictions on greenhouse gas emissions and renewable energy requirements as discussed at “Environmental Issues and Other Contingencies.”

Advantage IQ Operations

In February 2008, Advantage IQ entered into a $12.5 million three-year credit agreement with a bank. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ did not borrow any funds under the credit agreement through March 31, 2008.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2007 Form 10-K with the following exceptions:

As of March 31, 2008, we had $29.0 million of borrowings outstanding under our committed line of credit. There were not any borrowings outstanding as of December 31, 2007.

AVISTA CORPORATION

The amount outstanding under our revolving accounts receivable sales financing facility decreased from $85.0 million as of December 31, 2007 to $15.0 million as of March 31, 2008. In March 2008, the termination date of this facility was extended from March 17, 2008 to March 13, 2009.

We expect to contribute $28 million to the pension plan in 2008, and $18 million in each of 2009, 2010, 2011 and 2012. Our prior estimate was $15 million for each year. The planned contribution for 2008 exceeds our minimum required contribution.

On April 3, 2008, we issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $247.5 million (net of discounts and before our expenses), together with other available funds, will be used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that mature on June 1, 2008.

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

Our business risk has not materially changed during the three months ended March 31, 2008. Please refer to the 2007 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have a risk management policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2007 Form 10-K for discussion of risk management policies and procedures.

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

AVISTA CORPORATION

As such, compliance with such environmental laws and regulations could result in increases to capital expenditures and operating expenses, as well as reductions in net generation. However, we intend to seek recovery of incurred costs through the rate making process.

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

Initiative Measure 937 (I-937) was passed into law through the General Election in Washington in November 2006. I-937 requires certain investor-owned, cooperative, and government-owned electric utilities (including Avista Corp.) to acquire new renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets beginning in 2012. Failure to comply with renewable energy and energy efficiency standards will result in penalties of at least $50 per MWh being assessed against a utility for each MWh it is deficient in meeting a standard. A utility would be deemed to comply with the renewable energy standard if it invests at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable resources and/or renewable credits.

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

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6% from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. The audit establishing our baseline emissions is expected to be completed in the second quarter 2008.

For other environmental issues and other contingencies see “Note 12 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: – Business Risk and – Risk Management,” “Note 5 of the Notes to Consolidated Financial Statements” and “Note 10 of the Notes to Consolidated Financial Statements.”

Item 4.	Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See “Note 12 of the Notes to Consolidated Financial Statements” in “Part I. Financial Information Item 1. Consolidated Financial Statements.”

Item 1A.	Risk Factors

Please refer to the 2007 Form 10-K for disclosure of risk factors that could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2007 Form 10-K.

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

AVISTA CORPORATION
(Registrant)

Date: May 2, 2008	/s/ Malyn K. Malquist
Malyn K. Malquist Executive Vice President and Chief Financial Officer (Principal Financial Officer)