Form 10-Q
period 2008-06-30
AVISTA CORP
filed 2008-08-01
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

As of July 18, 2008, 53,497,455 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” on pages 30-31. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

	2008	2007
Operating Revenues:
Utility revenues	$326,645	$267,997
Non-utility energy marketing and trading revenues	5,828	19,398
Other non-utility revenues	17,837	16,610

Total operating revenues	350,310	304,005

Operating Expenses:
Utility operating expenses:
Resource costs	183,075	135,520
Other operating expenses	52,520	50,191
Depreciation and amortization	21,914	21,298
Taxes other than income taxes	15,223	15,050
Non-utility operating expenses:
Resource costs	5,535	18,386
Other operating expenses	14,500	22,172
Depreciation and amortization	1,053	1,170

Total operating expenses	293,820	263,787

Income from operations	56,490	40,218

Other Income (Expense):
Interest expense	(20,750)	(20,234)
Interest expense to affiliated trusts	(1,520)	(1,817)
Capitalized interest	909	1,258
Other income - net	1,721	3,547

Total other income (expense)-net	(19,640)	(17,246)

Income before income taxes	36,850	22,972
Income taxes	13,305	8,789

Net income	$23,545	$14,183

Weighted-average common shares outstanding (thousands), basic	53,301	52,775
Weighted-average common shares outstanding (thousands), diluted	53,704	53,313
Total earnings per common share, basic	$0.44	$0.27

Total earnings per common share, diluted	$0.44	$0.26

Dividends paid per common share	$0.165	$0.150

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

	2008	2007
Operating Revenues:
Utility revenues	$798,917	$682,263
Non-utility energy marketing and trading revenues	12,244	48,807
Other non-utility revenues	35,456	32,122

Total operating revenues	846,617	763,192

Operating Expenses:
Utility operating expenses:
Resource costs	501,301	405,506
Other operating expenses	104,239	99,232
Depreciation and amortization	43,356	42,388
Taxes other than income taxes	40,308	39,045
Non-utility operating expenses:
Resource costs	11,455	56,113
Other operating expenses	28,345	39,308
Depreciation and amortization	2,062	2,445

Total operating expenses	731,066	684,037

Income from operations	115,551	79,155

Other Income (Expense):
Interest expense	(39,679)	(40,607)
Interest expense to affiliated trusts	(3,216)	(3,627)
Capitalized interest	1,750	2,374
Other income - net	2,764	7,258

Total other income (expense)-net	(38,381)	(34,602)

Income before income taxes	77,170	44,553
Income taxes	28,394	16,276

Net income	$48,776	$28,277

Weighted-average common shares outstanding (thousands), basic	53,160	52,736
Weighted-average common shares outstanding (thousands), diluted	53,543	53,324
Total earnings per common share, basic	$0.92	$0.54

Total earnings per common share, diluted	$0.91	$0.53

Dividends paid per common share	$0.330	$0.295

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

	2008	2007
Net income	$23,545	$14,183

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	896
Reclassification adjustment for foreign currency translation adjustment included in loss on sale of contracts	—	(2,379)
Unrealized gains on interest rate swap agreements - net of taxes of $1,606	—	2,983
Change in unfunded benefit obligation for pension plan - net of taxes of $64 and $29, respectively	119	53
Unrealized losses on derivative commodity instruments - net of taxes of $(997)	—	(1,851)
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(97)	—	(180)
Reclassification adjustment for realized losses on derivative commodity instruments included in loss on sale of contracts, net of taxes of $464	—	862

Total other comprehensive income	119	384

Comprehensive income	$23,664	$14,567

For the Six Months Ended June 30 Dollars in thousands

	2008	2007
Net income	$48,776	$28,277

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	—	1,010
Reclassification adjustment for foreign currency translation adjustment included in loss on sale of contracts	—	(2,379)
Unrealized gains (losses) on interest rate swap agreements - net of taxes of $(2,063) and $1,634, respectively	(3,831)	3,035
Reclassification adjustment for realized losses on interest rate swap agreements deferred as a regulatory asset (included in long-term debt) - net of taxes of $5,738	10,657	—
Change in unfunded benefit obligation for pension plan - net of taxes of $301 and $156, respectively	559	289
Unrealized losses on derivative commodity instruments - net of taxes of $(324)	—	(602)
Reclassification adjustment for realized gains on derivative commodity instruments included in net income - net of taxes of $(136)	—	(253)
Reclassification adjustment for realized losses on derivative commodity instruments included in loss on sale of contracts, net of taxes of $464	—	862

Total other comprehensive income	7,385	1,962
Comprehensive income	$56,161	$30,239

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

	June 30, 2008	December 31, 2007
Assets:
Current Assets:
Cash and cash equivalents	$5,384	$11,839
Restricted cash	—	4,068
Accounts and notes receivable-less allowances of $42,699 and $42,582	149,379	105,440
Utility energy commodity derivative assets	98,438	12,078
Regulatory asset for utility derivatives	—	7,171
Funds held for customers	90,574	89,885
Materials and supplies, fuel stock and natural gas stored	46,093	34,985
Deferred income taxes	20,055	20,251
Income taxes receivable	20,895	30,025
Other current assets	16,220	16,443

Total current assets	447,038	332,185

Net Utility Property:
Utility plant in service	3,204,044	3,131,916
Construction work in progress	108,880	100,106

Total	3,312,924	3,232,022
Less: Accumulated depreciation and amortization	914,011	880,680

Total net utility property	2,398,913	2,351,342

Other Property and Investments:
Investment in exchange power-net	27,358	28,583
Investment in affiliated trusts	13,403	13,403
Other property and investments-net	79,412	74,171

Total other property and investments	120,173	116,157

Deferred Charges:
Regulatory assets for deferred income tax	114,441	117,461
Regulatory assets for pensions and other postretirement benefits	48,737	51,006
Other regulatory assets	37,917	43,004
Non-current utility energy commodity derivative assets	117,322	55,313
Power and natural gas deferrals	74,320	85,885
Unamortized debt expense	32,383	32,542
Other deferred charges	8,625	4,902

Total deferred charges	433,745	390,113

Total assets	$3,399,869	$3,189,797

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

	June 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$86,740	$117,546
Customer fund obligations	90,574	89,885
Deposits from counterparties	79,240	12,510
Current portion of long-term debt	110,383	427,344
Short-term borrowings	48,500	—
Interest accrued	15,638	12,578
Utility energy commodity derivative liabilities	21,825	19,249
Regulatory liability for utility derivatives	76,613	—
Other current liabilities	86,513	84,537

Total current liabilities	616,026	763,649

Long-term debt	778,328	521,489

Long-term debt to affiliated trusts	113,403	113,403

Other Non-Current Liabilities and Deferred Credits:
Regulatory liability for utility plant retirement costs	212,246	209,357
Non-current regulatory liability for utility derivatives	115,060	53,414
Pensions and other postretirement benefits	79,595	90,555
Deferred income taxes	444,557	440,918
Other non-current liabilities and deferred credits	74,833	83,046

Total other non-current liabilities and deferred credits	926,291	877,290

Total liabilities	2,434,048	2,275,831

Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ Equity: Common stock, no par value; 200,000,000 shares authorized; 53,495,520 and 52,909,013 shares outstanding	733,583	726,933
Accumulated other comprehensive loss	(12,223)	(19,608)
Retained earnings	244,461	206,641

Total stockholders’ equity	965,821	913,966

Total liabilities and stockholders’ equity	$3,399,869	$3,189,797

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

	2008	2007
Operating Activities:
Net income	$48,776	$28,277
Non-cash items included in net income:
Depreciation and amortization	45,418	44,833
Provision (benefit) for deferred income taxes	2,058	(17,143)
Power and natural gas cost amortizations, net of deferrals	23,949	23,591
Amortization of debt expense	2,542	3,263
Unrealized loss on energy commodity derivatives	—	24,594
Equity-related Allowance for Funds Used During Construction (AFUDC)	(1,858)	(1,929)
Other	(2,646)	2,702
Changes in working capital components:
Accounts and notes receivable	(44,056)	98,453
Materials and supplies, fuel stock and natural gas stored	(11,108)	(8,280)
Deposits with counterparties	—	48,413
Other current assets	9,352	2,060
Accounts payable	(23,301)	(101,949)
Deposits from counterparties	66,730	8,617
Other current liabilities	(3,801)	2,510

Net cash provided by operating activities	112,055	158,012

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(90,782)	(92,626)
Other capital expenditures	(2,049)	(1,989)
Decrease (increase) in funds held for customers	(689)	382
Decrease in restricted cash	4,068	26,282
Repayments received on notes receivable	3,009	8
Purchase of subsidiary minority interest	(6,620)	—
Changes in other property and investments	(1,459)	(2,656)

Net cash used in investing activities	(94,522)	(70,599)

Financing Activities:
Increase in short-term borrowings	48,500	12,000
Proceeds from issuance of long-term debt	249,165	—
Maturity of long-term debt	(293,539)	(12,290)
Cash dividends paid	(17,587)	(15,577)
Issuance of common stock	7,374	3,354
Cash paid for settlement of interest rate swap agreements	(16,395)	—
Long-term debt and short-term borrowing issuance costs	(2,195)	(33)
Increase (decrease) in customer fund obligations	689	(382)
Other	—	575

Net cash used in financing activities	(23,988)	(12,353)

Net increase (decrease) in cash and cash equivalents	(6,455)	75,060
Cash and cash equivalents at beginning of period	11,839	28,242

Cash and cash equivalents at end of period	$5,384	$103,302

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$37,293	$37,711
Income taxes	19,517	28,742
Non-cash financing and investing activities:
Change in liability to subsidiary minority shareholders	(260)	11,567

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2008 and 2007 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2007 Form 10-K for definitions of terms such as capacity, energy and therm.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility business segments including Avista Energy, Inc. (Avista Energy) and Advantage IQ, Inc. (Advantage IQ). Avista Energy was an electricity and natural gas marketing, trading and resource management business. On June 30, 2007, Avista Energy completed the sale of substantially all of its contracts and ongoing operations. See Note 3 for further information. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. See Note 15 for business segment information.

The Company’s operations are exposed to risks including, but not limited to:

•	streamflow and weather conditions that impact hydroelectric generation, utility operations and customer demand,

•	market prices and supply of wholesale energy, which the Company purchases and sells, including power, fuel and natural gas,

•	regulatory disallowance of the recovery of power and natural gas costs, operating costs and capital investments,

•	the effects of changes in legislative and governmental regulations, including restrictions on emissions from generating plants and requirements for the acquisition of new resources,

•	changes in regulatory requirements,

•	availability of generation facilities,

•	economic conditions,

•	competition, and

•	availability of funding at a reasonable cost.

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

AVISTA CORPORATION

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled $12.4 million for the three months ended June 30, 2008 and $10.7 million for the three months ended June 30, 2007. These taxes were $31.6 million for the six months ended June 30, 2008 and $28.7 million for the six months ended June 30, 2007.

Other Income-Net

Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income	$1,618	$3,911	$1,834	$6,386
Interest on power and natural gas deferrals	1,172	1,026	2,140	2,228
Equity-related Allowance for Funds Used During Construction	965	1,022	1,858	1,929
Net gain (loss) on investments	—	1	(94)	445
Other expense	(2,280)	(2,413)	(3,238)	(3,786)
Other income	246	—	264	56

Total	$1,721	$3,547	$2,764	$7,258

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Unfunded benefit obligation for pensions and other postretirement benefit plans	$(12,223)	$(12,782)
Unrealized loss on interest rate swap agreements	—	(6,826)

Total accumulated other comprehensive loss	$(12,223)	$(19,608)

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

If at some point in the future the Company determines that it no longer meets the criteria for continued application of SFAS No. 71 for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

The Company’s primary regulatory assets include:

•	power cost deferrals,

•	investment in exchange power,

•	regulatory asset for deferred income taxes,

•	unamortized debt expense,

•	assets offsetting net utility energy commodity derivative liabilities (see Note 6 for further information),

AVISTA CORPORATION

•	expenditures for demand side management programs,

•	expenditures for conservation programs, and

•	unfunded pensions and other postretirement benefits.

Those items without a specific line on the Consolidated Balance Sheets are included in other regulatory assets.

Regulatory liabilities include:

•	utility plant retirement costs,

•	natural gas cost deferrals,

•	settled interest rate swap agreements included as part of long-term debt, and

•	liabilities offsetting net utility energy commodity derivative assets (see Note 6 for further information).

Those items without a specific line on the Consolidated Balance Sheets are included in other current liabilities and other non-current liabilities and deferred credits.

Reclassifications

Cash flow activity related to the $0.4 million decrease in funds held for customers was reclassified as an investing activity and the $0.4 million decrease in customer fund obligations was reclassified as a financing activity, rather than as operating activities as previously presented in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007. These reclassifications had no impact on the net change in cash and cash equivalents or cash flows from operating activities for the six months ended June 30, 2007.

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” related to its financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The Company will be required to adopt those provisions of SFAS No. 157 in 2009. The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008 did not have a material impact on the Company’s financial condition and results of operations; however, the Company expanded disclosures with respect to fair value measurements. See Note 11 for the expanded disclosures.

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

In connection with the transaction, on June 30, 2007, Avista Energy and its affiliates entered into an Indemnification Agreement with Shell Energy and its affiliates. Under the Indemnification Agreement, Avista Energy and Shell Energy each agree to provide indemnification of the other and the other’s affiliates for certain events and matters described in the purchase and sale agreement and certain other transaction agreements. Such events and matters include, but are not limited to, the refund proceedings arising out of the western energy markets in 2000 and 2001 (see Note 13), existing litigation, tax liabilities, matters with respect to natural gas storage rights, and any potential issues associated with the power purchase agreement for the Lancaster Plant. In general, such indemnification is not required unless and until a party’s claims exceed $150,000 and is limited to an aggregate amount of $30 million and a term of three years (except for agreements or transactions with terms longer than three years). These limitations do not apply to certain third party claims.

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

As of July 31, 2008, neither party has made any claims under the Indemnification Agreement or Guaranty.

NOTE 4. ADVANTAGE IQ ACQUISITION

Effective July 2, 2008, Advantage IQ completed the acquisition of Cadence Network, Inc. (Cadence Network), a privately held, Cincinnati-based energy and expense management company. As consideration, the owners of Cadence Network received a 25 percent ownership interest in Advantage IQ. The total value of the transaction was approximately $37 million.

The acquisition of Cadence Network was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the minority owners (previous owners of Cadence Network) of Advantage IQ can exercise a right to redeem their shares of Advantage IQ common stock during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties.

Advantage IQ’s acquisition of Cadence Network will be accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed will be recorded at their respective fair values as of the date of acquisition (July 2, 2008). The results of operations of Cadence Network will be included in the consolidated financial statements beginning in the third quarter of 2008. Pro forma disclosures reflecting the effects of the acquisition of Cadence Network are not presented, as the acquisition is not material to Avista Corp.’s consolidated financial condition or results of operations.

AVISTA CORPORATION

NOTE 5. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. On March 14, 2008, Avista Corp., ARC and a third-party financial institution amended a Receivables Purchase Agreement. The most significant amendment extended the termination date to March 13, 2009. Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s $320.0 million committed line of credit (see Note 8). As of June 30, 2008, there were not any accounts receivable sold under this revolving agreement, a decrease from $85.0 million as of December 31, 2007.

NOTE 6. ENERGY COMMODITY DERIVATIVES

Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options primarily to manage its exposure to commodity price risk. The Company uses a variety of techniques to manage risks for its energy resources and wholesale energy market activities. The Company has a risk management policy and control procedures to manage these risks, both qualitative and quantitative. The Company’s Risk Management Committee establishes the Company’s risk management policy and control procedures and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other individuals and is overseen by the Audit Committee of the Company’s Board of Directors.

Avista Utilities engages in an ongoing process of resource optimization, which involves the economic selection from available resources to serve Avista Utilities’ load obligations and uses its existing resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy and fuel as part of the process of economically managing electric resources to balance with its load obligations. These transactions range from terms of one hour up to multiple years. Avista Utilities makes continuing projections of:

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

On the basis of these projections, Avista Utilities makes purchases and sales of energy and energy derivatives to match expected resources to expected electric load requirements. Resource optimization involves generating plant dispatch and scheduling available resources and also includes transactions such as:

•	purchasing fuel for generation,

•	when economic, selling fuel and substituting wholesale purchases for the operation of Avista Utilities’ resources, and

•	other wholesale transactions to capture the value of generation and transmission resources.

Avista Utilities’ optimization process includes entering into hedging transactions to manage risks.

As part of its resource optimization process described above, Avista Utilities hedges the economic impact of fluctuations in electric energy prices by measuring and controlling the volume of energy imbalance between projected loads and resources and through the use of derivative commodity instruments. Load/resource imbalances within a rolling 18-month planning horizon are compared against established volumetric guidelines and management determines the timing and specific actions to manage the imbalances. Management also assesses available resource decisions and actions that are appropriate for longer-term planning periods.

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

AVISTA CORPORATION

Avista Utilities enters into forward contracts to purchase or sell electricity and natural gas. Under these forward contracts, Avista Utilities commits to purchase or sell a specified amount of energy for delivery at a specified time in the future. Certain of these forward contracts are considered derivative instruments. Avista Utilities also records derivative commodity assets and liabilities for over-the-counter and exchange-traded derivative instruments as well as certain long-term contracts. These contracts are entered into as part of Avista Utilities’ management of its loads and resources as discussed above. In conjunction with the issuance of SFAS No. 133, the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility energy commodity derivative instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism in Washington and the Power Cost Adjustment mechanism in Idaho.

Substantially all forward contracts to purchase or sell power and natural gas are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives under SFAS No. 133 are generally accounted for at cost until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary. Utility energy commodity derivatives consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Current utility energy commodity derivative assets	$98,438	$12,078
Current utility energy commodity derivative liabilities	21,825	19,249

Net current regulatory liability (asset)	$76,613	$(7,171)

Non-current utility energy commodity derivative assets	$117,322	$55,313
Non-current utility energy commodity derivative liabilities	2,262	1,899

Net non-current regulatory liability	$115,060	$53,414

Non-current utility energy commodity derivative liabilities are included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets.

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $15 million in cash to the pension plan in each of 2007, 2006 and 2005. The Company expects to contribute $28 million to the pension plan in 2008 ($14 million was contributed during the first half of 2008). The increase from original planned contributions of $15 million was a result of the new funding rules under the Pension Protection Act of 2006 and the Company’s ongoing commitment to increasing the funded status of the pension plan.

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

The Company established a Health Reimbursement Arrangement to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on employee’s years of service and ending salary. The liability and expense of this plan are included as other postretirement benefits.

AVISTA CORPORATION

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

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2008	2007	2008	2007
Service cost	$2,552	$2,740	$149	$184
Interest cost	5,203	4,766	469	541
Expected return on plan assets	(5,274)	(4,802)	(391)	(391)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	—	—
Net loss recognition	659	774	179	55

Net periodic benefit cost	$3,304	$3,642	$532	$515

The following table sets forth the components of net periodic benefit costs for the six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2008	2007	2008	2007
Service cost	$5,105	$5,480	$297	$320
Interest cost	10,406	9,532	938	980
Expected return on plan assets	(10,548)	(9,604)	(781)	(782)
Transition obligation recognition	—	—	253	252
Amortization of prior service cost	327	328	—	—
Net loss recognition	1,759	1,543	244	112

Net periodic benefit cost	$7,049	$7,279	$951	$882

NOTE 8. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company had $46.0 million of borrowings outstanding as of June 30, 2008 and no borrowings outstanding as of December 31, 2007. Total letters of credit outstanding were $60.1 million as of June 30, 2008 and $34.8 million as of December 31, 2007. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2008, the Company was in compliance with this covenant with a ratio of 2.98 to 1. The committed line of credit agreement also has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2008, the Company was in compliance with this covenant with a ratio of 52.1 percent. If the proposed change in organization becomes effective (see Note 14), the committed line of credit will remain at Avista Corp.

In February 2008, Advantage IQ entered into a $12.5 million three-year credit agreement with a bank. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $2.5 million of borrowings outstanding under the credit agreement as of June 30, 2008.

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2008 and December 31, 2007 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2008	December 31, 2007
2008	Secured Medium-Term Notes	6.06%-6.95%	$25,000	$45,000
2010	Secured Medium-Term Notes	6.67%-8.02%	35,000	35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2018	First Mortgage Bonds (1)	5.95%	250,000	—
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (2)	5.00%	66,700	66,700
2034	Secured Pollution Control Bonds (2)	5.13%	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		896,700	666,700

2008	Unsecured Senior Notes	9.75%	—	272,860
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100

	Total unsecured long-term debt		4,100	276,960

	Other long-term debt and capital leases		4,490	5,169

	Interest rate swaps		(14,997)	1,083

	Unamortized debt discount		(1,582)	(1,079)

	Total		888,711	948,833
	Current portion of long-term debt		(110,383)	(427,344)

	Total long-term debt		$778,328	$521,489

(1)	On April 3, 2008, the Company issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $249.2 million (net of issuance discount and before Avista Corp.’s expenses), together with other available funds, were used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008.

(2)	These Secured Pollution Control Bonds are subject to remarketing on December 30, 2008. These bonds are included in the current portion of long-term debt because they are subject to redemption at the option of the security holders on that date. If the bonds cannot be successfully remarketed on that date, the Company will be required to purchase the bonds.

NOTE 10. INTEREST RATE SWAP AGREEMENTS

Periodically, Avista Corp. enters into forward-starting interest rate swap agreements to manage the risk associated with changes in interest rates and the impact on future interest payments. These interest rate swap agreements relate to the interest payments for the anticipated issuances of debt. These interest rate swap agreements are considered hedges against fluctuations in future cash flows associated with changes in interest rates in accordance with SFAS No. 133.

In March 2008, the Company cash settled two interest rate swap agreements and paid a total of $16.4 million. These settlements were deferred as regulatory items (part of long-term debt) and will be amortized as a component of interest expense over the remaining ten year terms of the interest rate swap agreements (forecasted interest payments) in accordance with regulatory accounting practices. The Company did not have any interest rate swap agreements outstanding as of June 30, 2008.

AVISTA CORPORATION

NOTE 11. FAIR VALUE

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of June 30, 2008 at fair value on a recurring basis (dollars in thousands):

	Total	Counterparty Netting	Level 1	Level 2	Level 3
Assets:
Energy commodity derivatives	$215,760	$(50,621)	$—	$115,410	$150,971
Deferred compensation assets	9,444	—	9,444	—	—

Total	$225,204	$(50,621)	$9,444	$115,410	$150,971

Liabilities:
Energy commodity derivatives	$24,087	$(50,621)	$—	$54,398	$20,310
Deferred compensation liabilities	9,444	—	9,444	—	—

Total	$33,531	$(50,621)	$9,444	$54,398	$20,310

Avista Utilities enters into forward contracts to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. These contracts are entered into as part of our management of loads and resources and certain contracts are considered derivative instruments. The difference between the amount of derivative assets and liabilities disclosed in respective levels and the amount of derivative assets and liabilities disclosed on the Consolidated Balance Sheets and at Note 6 is due to netting arrangements with certain counterparties. The Company uses quoted market prices and forward price curves to estimate the fair value of our utility derivative commodity instruments included in Level 2. In particular, electric derivative valuations are performed using broker quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, which are also quoted under NYMEX. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2. The Company also has certain contracts that, primarily due to the length of the respective contract, require the use of internally developed forward price estimates, which include significant inputs that may not be observable or corroborated in the market. These derivative contracts are included in Level 3. Refer to Note 6 for further discussion of the Company’s energy commodity derivative assets and liabilities.

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed excludes cash and cash equivalents of $2.0 million.

The following table presents activity for energy commodity derivative assets measured at fair value using significant unobservable inputs (dollars in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance as of beginning of the period	$132,239	$98,943
Total gains or losses (realized/unrealized)
Included in net income	—	—
Included in other comprehensive income	—	—
Included in regulatory assets/liabilities (1)	19,932	57,010
Purchases, issuances, and settlements, net	(1,200)	(4,982)
Transfers to other categories	—	—

Ending balance as of June 30, 2008	$150,971	$150,971

The following table presents activity for energy commodity derivative liabilities measured at fair value using significant unobservable inputs (dollars in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance as of beginning of period	$46,260	$36,506
Total gains or losses (realized/unrealized)
Included in net income	—	—
Included in other comprehensive income	—	—
Included in regulatory assets/liabilities (1)	(24,247)	(14,493)
Purchases, issuances, and settlements, net	(1,703)	(1,703)
Transfers to other categories	—	—

Ending balance as of June 30, 2008	$20,310	$20,310

(1)	In conjunction with the issuance of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset any derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. As such, the Company does not recognize unrealized gains or losses on utility energy commodity derivative instruments in the Consolidated Statements of Income. The Company recognizes realized gains or losses in the period of contract settlement, subject to regulatory approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism in Washington and the Power Cost Adjustment mechanism in Idaho.

NOTE 12. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$23,545	$14,183	$48,776	$28,277
Subsidiary earnings adjustment for dilutive securities	(76)	(118)	(151)	(208)

Adjusted net income for computation of diluted earnings per common share	$23,469	$14,065	$48,625	$28,069

Denominator:
Weighted-average number of common shares outstanding-basic	53,301	52,775	53,160	52,736
Effect of dilutive securities:
Contingent stock awards	192	214	163	244
Stock options	211	324	220	344

Weighted-average number of common shares outstanding-diluted	53,704	53,313	53,543	53,324

Total earnings per common share, basic	$0.44	$0.27	$0.92	$0.54

Total earnings per common share, diluted	$0.44	$0.26	$0.91	$0.53

AVISTA CORPORATION

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 300,750 for the three and six months ended June 30, 2008, and 20,200 for the three and six months ended June 30, 2007. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. With respect to these proceedings, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. With respect to matters that affect Avista Utilities’ operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process. With respect to matters discussed in this Note that affect Avista Energy (particularly the California Refund Proceeding), any potential liabilities or refunds remain at Avista Corp. and/or its subsidiaries and were not assumed by Shell Energy and/or its affiliates.

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

In 2001, Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) defaulted on payment obligations to the CalPX and the CalISO. As a result, the CalPX and the CalISO failed to pay various energy sellers, including Avista Energy. Both PG&E and the CalPX declared bankruptcy in 2001. In March 2002, SCE paid its defaulted obligations to the CalPX. In April 2004, PG&E paid its defaulted obligations into an escrow fund in accordance with its bankruptcy reorganization. Funds held by the CalPX and in the PG&E escrow fund are not subject to release until the FERC issues an order directing such release in the California refund proceeding. As of June 30, 2008, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

AVISTA CORPORATION

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

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” The CalISO completed the preparatory and the FERC refund reruns, as well as much of the financial adjustment phase and is now completing refund interest calculations. In its March 2008 status report, the CalISO stated that once the FERC addresses all of the “open issues” before it, the CalISO intends to: (1) perform the necessary adjustment to remove refunds associated with non-jurisdictional entities and allocate that shortfall to net refund recipients; and (2) work with the parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. The California Parties expressed concern that this approach may not be workable and stated that further discussions are needed. In its May 2008 status report, the CalISO agreed to further discussions on these issues. Accordingly, the CalISO does not present any date when it expects the compliance filing to be completed. Rather, the CalISO has stated that it will provide more details regarding the settlement adjustment phase in subsequent data reports.

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

AVISTA CORPORATION

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

Both Avista Utilities and Avista Energy were buyers and sellers of energy in the Pacific Northwest energy market during the period between December 25, 2000, and June 20, 2001, and, if refunds were ordered by the FERC, could be liable to make payments, but also could be entitled to receive refunds from other FERC-jurisdictional entities. The opportunity to make claims against non-jurisdictional entities may be limited based on existing law. The Company cannot predict the outcome of this proceeding or the amount of any refunds that Avista Utilities or Avista Energy could be ordered to make or could be entitled to receive. Therefore, the Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company’s results of operations, financial condition or cash flows.

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the Commission’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties are directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. Based on information currently known to the Company’s management, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Colstrip Generating Project Complaints

In May 2003, various parties (all of which are residents or businesses of Colstrip, Montana) filed complaints against the owners of the Colstrip Generating Project (Colstrip) in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs alleged damages to buildings as a result of foundation settlement caused by seepage from Colstrip’s freshwater surge pond. Avista Corp.’s ownership interest in the freshwater surge pond is approximately 11 percent. The plaintiffs also alleged contamination and trespass damages resulting from leakage from several of Colstrip’s process ponds, most of which are for Units 1 & 2 ponds of which Avista Corp. has no ownership interest. In April 2008, the owners of Colstrip reached a settlement with the plaintiffs. Under the settlement, Avista Corp.’s portion of the payment to the plaintiffs was $2.1 million. There is the potential for Avista Corp. to recover a portion of this payment through insurance. The Company filed petitions with the WUTC and the IPUC to defer any payments as a regulatory asset, in order to allow for potential future recovery through future rates. The Company believes it is probable that such costs will be recovered through the ratemaking process.

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

Colstrip Royalty Claim

Western Energy Company (WECO) supplies coal to the owners of Colstrip Units 3 & 4 under a Coal Supply Agreement and a Transportation Agreement. Avista Corp. owns a 15 percent interest in Colstrip Units 3 & 4. The Minerals Management Service (MMS) of the United States Department of the Interior issued orders to WECO to pay additional royalties concerning coal delivered to Colstrip Units 3 & 4 via the conveyor belt. The owners of Colstrip Units 3 & 4 take delivery of the coal at the beginning of the conveyor belt. The orders assert that additional royalties are owed to MMS as a result of WECO not paying royalties in connection with revenue received by WECO from the owners of Colstrip Units 3 & 4 under the Transportation Agreement during the period October 1, 1991 through December 31, 2004. WECO’s appeal to the MMS for the period through 2001 was substantially denied in March 2005; WECO appealed the orders pertaining to the periods up to 2001 to the Board of Land Appeals of the U.S. Department of the Interior, which appeal was denied on September 12, 2007. WECO also filed an appeal with the MMS pertaining to the period from 2002 to 2004. Additional coal production taxes may be owed to the state of Montana depending on the outcome of the MMS appeals. The owners of Colstrip Units 3 & 4 are monitoring the appeal process between WECO and MMS. WECO has indicated to the owners of Colstrip Units 3 & 4 that if WECO is unsuccessful in the appeal process, WECO will seek reimbursement of any royalty payments and related taxes by passing these costs through the Coal Supply Agreement. Although the owners of Colstrip believe they have reasonable defenses in this matter, they are currently discussing a settlement with WECO. If the MMS and Montana Department of Revenue prevail, and WECO were to prevail in seeking reimbursement of all payments from the owners of Colstrip, Avista Corp. estimates that its maximum share of the royalties, taxes and interest alleged would be approximately $6 million. Based on information currently known to the Company’s management, the Company does not expect that this issue will have a material adverse effect on its financial condition, results of operations or cash flows. However, the Company would most likely seek recovery, through the ratemaking process, of any amounts paid.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous

AVISTA CORPORATION

substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). The total cost of the RI/FS is estimated to be $1.2 million and will take approximately 2 1/2 years to complete. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the relative volume of waste oil delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. As such, it is not possible to make an estimate of any liability at this time.

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’Alene Tribe of Idaho (Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within the current boundaries of the Coeur d’Alene Reservation. This action was brought by the United States on behalf of the Tribe against the state of Idaho. The Company was not a party to this action. The United States District Court decision was affirmed by the Ninth Circuit. The United States Supreme Court affirmed this decision in June 2001. This ownership decision results in, among other things, the Company being liable to the Tribe for compensation for the use of reservation lands under Section 10(e) of the Federal Power Act.

The Company’s Post Falls Hydroelectric Generating Station (Post Falls), a facility constructed in 1906 with annual generation of 10 aMW, utilizes a dam on the Spokane River downstream of the Lake which controls the water level in the Lake for portions of the year (including portions of the lakebed owned by the Tribe). The Company has other hydroelectric facilities on the Spokane River downstream of Post Falls, but these facilities do not affect the water level in the Lake. The Company and the Tribe are engaged in discussions related to past and future compensation (which may include interest) for use of the portions of the bed and banks of the Lake, which are owned by the Tribe. If the parties cannot agree on the amount of compensation, the matter could result in litigation. The Company intends to seek recovery, through the ratemaking process, of any amounts paid.

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls, which have a total present capability of 155.7 MW) are under one FERC license and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. Since the FERC was unable to issue new license orders prior to the August 1, 2007 (and subsequent August 1, 2008) expiration of the current license, annual licenses were issued, in effect extending the current license and its conditions until August 1, 2009. The Company has no reason to believe that Spokane River Project operations will be interrupted in any manner relative to the timing of the FERC’s actions.

The Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups lasted through July 2005, when the Company filed its new license applications with the FERC. The Company requested the FERC to consider a license for Post Falls, which has a present capability of 18 MW, that is separate from the other four hydroelectric plants because Post Falls presents more complex issues that may take longer to resolve than those relating to the rest of the Spokane River Project. If granted, the new licenses would have terms of 30 to 50 years. In the license applications, the Company proposed a number of measures intended to address the impact of the Spokane River Project and enhance resources associated with the Spokane River.

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

AVISTA CORPORATION

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

The relicensing process also triggers review under the Endangered Species Act. In the FEIS, the FERC analyzed potential project impacts on listed and threatened endangered species, and has determined that the proposed action and continued operation of Post Falls and the rest of the Spokane River Project is not likely to adversely affect any threatened or endangered species. The Company prepared a draft Biological Assessment in 2005. The FERC has issued a Biological Assessment and formally requested concurrence from the United States Department of Fish and Wildlife Service (USFWS). The USFWS responded by letter, concurring with regards to bald eagles, and requesting additional information regarding bull trout. The Company filed a supplemental report to address the USFWS information request. The Company has continued informal consultation with the USFWS. The Company and USFWS are working together to determine how best to address potential impacts to bull trout.

The Company must receive Clean Water Act Certification (CWAC) from the states of Idaho and Washington for the Spokane River Project. Applications for such certification were filed in July 2006 with each state. The Idaho Department of Environmental Quality (IDEQ) subsequently issued its final CWAC on June 5, 2008. The Idaho CWAC was based on a settlement agreement between IDEQ, Idaho Department of Fish and Game, and Avista Corp. The Washington Department of Ecology (DOE) issued its final CWAC on June 10, 2008. The Company and two other parties appealed the Washington CWAC on a number of accounts. In addition to the appeals, the Spokane Tribe initiated the Clean Water Act 401(a) (2) process, in which the FERC and the EPA will determine whether or not the Washington CWAC meets the Spokane Tribe’s water quality standards.

The FERC is precluded from issuing a license order until the Endangered Species Act consultation is complete and the CWACs are issued or waived by the states, or any appeals resolved. The Company cannot predict the schedule for these final phases of relicensing.

The total annual operating and capitalized costs associated with the relicensing of the Spokane River Project will become better known and estimable as the process continues. The Company will continue to seek recovery, through the ratemaking process, of all such operating and capitalized costs.

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

The GSCP provides for the opening and modification of one and, potentially, both of the two existing diversion tunnels built when Cabinet Gorge was originally constructed. When river flows exceed the capacity of the powerhouse turbines, the excess flows would be diverted to the tunnels rather than released over the spillway. The Company has undertaken physical and computer modeling studies to confirm the feasibility and likely effectiveness of the tunnel solution. Analysis of the predicted total dissolved gas (TDG) performance indicates that the tunnels will not meet the performance criteria anticipated in the GSCP. In August 2007, the Gas Supersaturation Subcommittee concluded that the tunnel project does not meet the expectations of the GSCP and is not an acceptable project. As a result, the Company has met and will continue meeting with key stakeholders to review and amend the

AVISTA CORPORATION

GSCP which includes developing alternatives to the construction of the tunnels. Through a collaborative process with key stakeholders, the Company has expended $4.8 million on the tunnel project. The Company is seeking recovery, through the ratemaking process, of the costs to address the dissolved atmospheric gas levels.

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

In particular, the EPA finalized mercury emission regulations that will affect coal-fired generation plants, including Colstrip. The new EPA regulations establish an emission trading program to take effect beginning in January 2010, with a second phase to take effect in 2018. In addition, in 2006, the Montana Department of Environmental Quality (Montana DEQ) adopted final rules for the control of mercury emissions from coal-fired plants that are more restrictive than EPA regulations. The new rules set strict mercury emission limits by 2010, and put in place a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. In February 2008, the United States Court of Appeals for the District of Columbia overturned the EPA’s mercury emissions regulations. However, this ruling is not expected to affect the Company’s current plans to comply with the more restrictive regulations adopted by the Montana DEQ as described below.

Compliance with these new and proposed requirements and possible additional legislation or regulations will result in increases to capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The Company, along with the other owners of Colstrip, completed the first phase of testing on two mercury control technologies. Although the mercury reduction targets as mandated by the Montana DEQ have not been achieved, the owners of Colstrip are encouraged with the preliminary results and believe it should be possible to achieve the required emissions levels with further mercury control system optimization. Preliminary estimates indicate that the Company’s share of installation capital costs would be $1.3 million and annual operating costs would increase by $2.8 million (beginning in late-2009). The Company will continue to seek recovery, through the ratemaking process, of the costs to comply with various air quality requirements.

Residential Exchange Program

The residential exchange program is intended to provide access to the benefits of low-cost federal hydroelectricity to residential and small-farm customers of the region’s private (investor owned) and public (governmental or customer owned) utilities. The Bonneville Power Administration (BPA) administers the residential exchange program under the Northwest Power Act. Previously, Avista Corp. and other private utilities in the Pacific Northwest executed settlement agreements with BPA to resolve each party’s rights and obligations under the residential exchange program. These settlements covered payment of benefits for the period October 1, 2001, through September 30, 2011. The payments Avista Corp. received under the agreements with the BPA were passed through to its residential and small-farm customers via a credit to their monthly electric bills.

Several public utilities and other parties filed suit against the BPA in the Ninth Circuit, challenging the validity of the agreements between Avista Corp. and the BPA, as well as BPA’s agreements with other private utilities. On May 3, 2007, the Ninth Circuit ruled that the BPA exceeded its authority when it entered into the settlement agreements with private utilities (including Avista Corp.) for the period from 2001 through 2011. The BPA concluded that the Ninth Circuit’s decisions created substantial doubt about whether its certifying official could allow continuation of payments under the settlement agreements. Consequently, on May 21, 2007, the BPA notified Avista Corp. and other private utilities that it was immediately suspending payments the BPA made to them pursuant to the settlement agreements. In its May 21, 2007 notice, the BPA indicated that the suspension of payments would continue at least until any requests for rehearing were filed and the Ninth Circuit issued final decisions on those requests for rehearing. On July 18, 2007 Avista Corp. and numerous other parties, including the Public Utility Commission of Oregon and the WUTC, filed petitions for review, and review en banc, in the Ninth Circuit, challenging the ruling of the panel that struck down the settlement agreements. The Ninth Circuit subsequently denied these requests. Three private utilities, including Avista Corp., filed a petition for writ of certiorari with the United States Supreme Court, which was subsequently denied.

AVISTA CORPORATION

In June 2007, with approval from the WUTC and the IPUC, Avista Corp. eliminated the credit associated with the settlement agreements with the BPA from its customers’ monthly electric bills.

Beginning in June 2007, the region’s private and public utilities worked toward an agreement that would identify an appropriate level of benefits for customers served by the private utilities, including the resolution of outstanding legal issues associated with the May 3, 2007 Ninth Circuit opinions. The BPA is working on a long-term resolution of residential exchange issues as part of its 2009 rate case. In addition to resolving residential exchange issues for the long-term, the BPA also proposed an interim payout to private utilities for its fiscal year 2008. Avista Corp. accepted the interim offer from the BPA and received a payment of $9.6 million in April 2008. Rate adjustments to pass through the interim payment to Avista Corp.’s customers were approved by the WUTC and IPUC in April 2008.

Since the residential exchange settlement payments are passed through to Avista Corp.’s customers as adjustments to electric bills, there is no effect on Avista Corp.’s net income. There is currently not enough information to allow Avista Corp. to assess the probability or amount of any potential liability that may be incurred related to any issues regarding payments made to Avista Corp. pursuant to the settlement agreements. Since 2001, Avista Corp. passed through to its customers approximately $70 million pursuant to the settlement agreements. The Company would seek recovery, through the ratemaking process, if payments were required to be made to the BPA.

Interstate Natural Gas Distribution Line

On July 29, 2008, the Company discovered that it may have constructed a natural gas distribution line across the Oregon-California border in July 2008 without proper authorization for such construction. As a result, the Company may be subject to penalties from the FERC. At this time, the Company is unable to estimate the amount of penalties, if any, that may be imposed by the FERC. However, based on information currently known to the Company’s management, the Company does not expect this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

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

The IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions, which would serve to segregate the Company’s utility operations from the other businesses conducted by the holding company. The stipulation would require Avista Corp. to maintain certain common equity levels as part of its capital structure. Avista Corp. committed to increase its actual utility common equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008, which is consistent with provisions of the Company’s Washington general rate case implemented on January 1, 2006. The calculation of the utility equity component is essentially the ratio of Avista Corp.’s total common equity to total capitalization excluding, in each case, Avista Corp.’s investment in Avista Capital. The utility equity component was approximately 47 percent as of June 30, 2008. In addition, IPUC approval would be required for any dividend from Avista Corp. to the holding company that would reduce utility common equity below 25 percent of total capitalization which, for this purpose, includes long and short-term debt, capitalized lease obligations and preferred and common equity.

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

AVISTA CORPORATION

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2008:
Operating revenues	$326,645	$12,401	$11,264	$23,665	$—	$350,310
Resource costs	183,075	—	5,535	5,535	—	188,610
Other operating expenses	52,520	9,199	5,301	14,500	—	67,020
Depreciation and amortization	21,914	639	414	1,053	—	22,967
Income from operations	53,913	2,563	14	2,577	—	56,490
Interest expense (2)	22,204	35	47	82	(16)	22,270
Income taxes	12,393	946	(34)	912	—	13,305
Net income (loss)	22,026	1,579	(60)	1,519	—	23,545
Capital expenditures	43,102	868	82	950	—	44,052
For the three months ended June 30, 2007:
Operating revenues	$267,997	$11,415	$24,593	$36,008	$—	$304,005
Resource costs	135,520	—	18,386	18,386	—	153,906
Other operating expenses	50,191	8,629	13,543	22,172	—	72,363
Depreciation and amortization	21,298	601	569	1,170	—	22,468
Income (loss) from operations	45,938	2,185	(7,905)	(5,720)	—	40,218
Interest expense (2)	22,047	72	324	396	(392)	22,051
Income taxes	9,412	777	(1,400)	(623)	—	8,789
Net income (loss)	17,257	1,310	(4,384)	(3,074)	—	14,183
Capital expenditures	52,071	494	156	650	—	52,721

AVISTA CORPORATION

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2008:
Operating revenues	$798,917	$24,921	$22,779	$47,700	$—	$846,617
Resource costs	501,301	—	11,455	11,455	—	512,756
Other operating expenses	104,239	18,090	10,255	28,345	—	132,584
Depreciation and amortization	43,356	1,263	799	2,062	—	45,418
Income from operations	109,713	5,568	270	5,838	—	115,551
Interest expense (2)	42,772	55	98	153	(30)	42,895
Income taxes	26,380	2,063	(49)	2,014	—	28,394
Net income	45,340	3,345	91	3,436	—	48,776
Capital expenditures	90,782	1,954	95	2,049	—	92,831
For the six months ended June 30, 2007:
Operating revenues	$682,263	$22,414	$58,515	$80,929	$—	$763,192
Resource costs	405,506	—	56,113	56,113	—	461,619
Other operating expenses	99,232	16,456	22,852	39,308	—	138,540
Depreciation and amortization	42,388	1,197	1,248	2,445	—	44,833
Income (loss) from operations	96,092	4,761	(21,698)	(16,937)	—	79,155
Interest expense (2)	44,050	153	596	749	(565)	44,234
Income taxes	20,407	1,689	(5,820)	(4,131)	—	16,276
Net income (loss)	37,184	2,894	(11,801)	(8,907)	—	28,277
Capital expenditures	92,626	1,252	737	1,989	—	94,615
Total Assets:
As of June 30, 2008	$3,217,470	$106,348	$76,051	$182,399	$—	$3,399,869
As of December 31, 2007	3,009,499	108,929	71,369	180,298	—	3,189,797

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of June 30, 2008, and the related consolidated statements of income, and of comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

July 30, 2008

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

•

changes in wholesale energy prices that can affect, among other things, cash needed to purchase electricity, natural gas for our retail customers and natural gas fuel for electric generation, and the value of surplus energy sold;

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

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2000 and 2001, and including possible retroactive price caps and resulting refunds;

•	the outcome of legal proceedings and other contingencies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	wholesale and retail competition including, but not limited to, electric retail wheeling and transmission costs;

•	the ability to relicense and maintain licenses for our hydroelectric generating facilities at cost-effective levels with reasonable terms and conditions;

•	unplanned outages at any of our generating facilities or the inability of facilities to operate as intended;

•	unanticipated delays or changes in construction costs, as well as our ability to obtain required operating permits for present or prospective facilities;

•	natural disasters that can disrupt energy production or delivery, as well as the availability and costs of materials and supplies and support services;

•	blackouts or disruptions of interconnected transmission systems;

•	the potential for future terrorist attacks or other malicious acts, particularly with respect to our utility assets;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in economic conditions in our service territory and the United States in general, including inflation or deflation;

AVISTA CORPORATION

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory;

•	the loss of significant customers and/or suppliers;

•	default or nonperformance on the part of any parties from which we purchase and/or sell capacity or energy;

•	deterioration in the creditworthiness of our customers and counterparties;

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

Avista Energy, Advantage IQ and the various other companies are subsidiaries of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. Our total common stockholders’ equity was $965.8 million as of June 30, 2008, of which $79.9 million represented our investment in Avista Capital.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Avista Utilities	$22,026	$17,257	$45,340	$37,184
Advantage IQ	1,579	1,310	3,345	2,894
Other	(60)	(4,384)	91	(11,801)

Net income	$23,545	$14,183	$48,776	$28,277

Executive Level Summary

Overall

Our operating results and cash flows are primarily derived from:

•	regulated utility operations (Avista Utilities), and

•	facility information and cost management services for multi-site customers (Advantage IQ).

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

Although we are pleased with the credit ratings upgrades, it is important to note that we are at the lower end of the investment grade category and will continue to work towards improving our ratings. We intend to continue to focus on improving earnings and operating cash flows, controlling costs, reducing debt and debt service costs, while working to improve our credit ratings.

Effective July 2, 2008, Advantage IQ acquired Cadence Network, a Cincinnati-based energy and expense management company. As consideration, the owners of Cadence Network received a 25 percent ownership interest in Advantage IQ. We are planning to monetize at least a portion of our investment in Advantage IQ during the next two to four years. The potential monetization of Advantage IQ could be completed through an initial public offering or sale of the business depending on future market conditions, growth of the business and other factors.

Under the transaction agreement, the minority owners (previous owners of Cadence Network) of Advantage IQ can exercise a right to redeem their shares of Advantage IQ stock during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties.

Our net income was $23.5 million for the three months ended June 30, 2008, an increase from $14.2 million for the three months ended June 30, 2007. This increase was primarily due to the $3.9 million net loss at Avista Energy (included in Other) in the second quarter 2007 and increased earnings at Avista Utilities (primarily due to the implementation of a general rate increase in Washington). Our net income was $48.8 million for the six months

AVISTA CORPORATION

ended June 30, 2008, an increase from $28.3 million for the six months ended June 30, 2007. Consistent with the quarterly increase, this was primarily due to the $11.6 million net loss at Avista Energy for the first half of 2007 and increased earnings at Avista Utilities.

Avista Utilities

Avista Utilities is our most significant business segment. Our utility operating and financial performance is dependent upon, among other things:

•	weather conditions,

•	the price of natural gas in the wholesale market, including the effect on the price of fuel for generation,

•	the price of electricity in the wholesale market, including the effects of weather conditions, natural gas prices and other factors affecting supply and demand, and

•	regulatory decisions, allowing our utility to recover costs, including purchased power and fuel costs, on a timely basis, and to earn a return of, and a fair return on investment.

Our hydroelectric generation was 96 percent of normal in 2007. Our hydroelectric generation was below normal (based on a 70-year average) for six of the past eight years. Due to colder than normal temperatures and later than normal spring runoff, our hydroelectric generation was below normal for the first half of 2008. Actual hydroelectric generation for the full year of 2008 will depend on precipitation, temperatures and other variables during the remainder of the year.

Our utility net income was $22.0 million for the three months ended June 30, 2008, an increase from $17.3 million for the three months ended June 30, 2007 primarily due to an increase in gross margin (operating revenues less resource costs). This was partially offset by an increase in other operating expenses. The increase in gross margin was primarily due to the implementation of the general rate increase in Washington effective January 1, 2008 partially offset by higher electric resource costs recognized under the Energy Recovery Mechanism (ERM) in Washington. The higher electric resource costs were primarily due to lower than normal hydroelectric generation and partially due to increased purchased power and fuel costs. As a result, we recognized an expense of $4.0 million under the ERM for the second quarter of 2008 compared to a benefit of $0.8 million for the second quarter of 2007.

Our utility net income was $45.3 million for the six months ended June 30, 2008, an increase from $37.2 million for the six months ended June 30, 2007 primarily due to an increase in gross margin (operating revenues less resource costs). Consistent with the quarterly change, the increase in gross margin was primarily due to the implementation of the general rate increase in Washington effective January 1, 2008. The effects of the Washington general rate increase were partially offset by below normal hydroelectric generation as well as increased purchased power and fuel costs. A such, we recognized an expense of $7.4 million under the ERM for the six months ended June 30, 2008 compared to an expense of $2.4 million for the six months ended June 30, 2007. The increase in net income was also partially due to a decrease in interest expense. This was partially offset by an increase in other operating expenses.

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $90.8 million for the six months ended June 30, 2008. We expect utility capital expenditures to be approximately $200 million for 2008.

In the second quarter of 2008, we completed the acquisition of a wind generation site. We expect to construct a 50 MW generation facility at a total estimated cost of over $125 million to be completed in 2011. It is possible that we may need to make a down payment on wind turbines before the end of 2008. This is not included in our estimate of capital expenditures.

As approved by the WUTC, electric rates for our Washington customers increased by 9.4 percent (designed to increase annual revenues by $30.2 million) and natural gas rates increased by 1.7 percent (designed to increase annual revenues by $3.3 million) effective January 1, 2008. As approved by the Public Utility Commission of Oregon (OPUC) in March 2008, natural gas rates for our Oregon customers increased 0.7 percent effective April 1, 2008 (designed to increase annual revenues by $0.9 million) and will increase an additional 1.1 percent effective November 1, 2008 (designed to increase annual revenues by an additional $1.4 million). The November 1, 2008 increase is contingent upon the completion of certain capital projects.

In March 2008, we filed a general rate case in Washington requesting overall base rate increases averaging 10.3 percent for electric and 3.3 percent for natural gas. Any rate adjustments, if approved by the WUTC, would most likely become effective in 2009. In April 2008, we filed a general rate case in Idaho requesting overall base rate increases averaging 16.7 percent for electric and 5.8 percent for natural gas. The procedural schedule established by the IPUC provides for an order in November 2008.

AVISTA CORPORATION

Based primarily on the following, we expect utility net income to increase in 2008 as compared to 2007:

•	Implementation of the general rate increase in Washington effective January 1, 2008, which includes resetting the base level of power supply costs used in the ERM calculations.

•	The write-down of a turbine and the disallowance of debt repurchase costs in 2007.

•

A decrease in interest expense due to the maturity of the $273 million of 9.75 percent Unsecured Senior Notes on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $249.2 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this debt that matured.

Advantage IQ

Advantage IQ had net income of $1.6 million for the three months ended June 30, 2008, an increase from $1.3 million for the three months ended June 30, 2007. Advantage IQ’s net income was $3.3 million for the six months ended June 30, 2008, an increase from $2.9 million for the six months ended June 30, 2007. The increase for each period of 2008 as compared to 2007 was primarily due to an increase in operating revenues as a result of customer growth, partially offset by decreased interest revenue on funds held for customers and increased operating expenses from expanding operations. As a result of the acquisition of Cadence Network and the decline in short-term interest rates (which decreases interest revenue), net income will most likely decrease for the full year of 2008 as compared to 2007. Customer growth and operating efficiencies are expected to be offset by the decrease in our ownership percentage of the business and a decrease in Advantage IQ’s interest revenue.

Other Businesses

Over time as opportunities arise, we plan to dispose of assets and phase out operations that do not fit with our overall corporate strategy. However, we may invest incremental funds to protect our existing investments and invest in new businesses that fit with our overall corporate strategy. The net loss for these operations was $0.1 million for the three months ended June 30, 2008 compared to $4.4 million for the three months ended June 30, 2007. Net income was $0.1 million for the six months ended June 30, 2008 compared to a net loss of $11.8 million for the six months ended June 30, 2007. The net loss for each period of 2007 was due to Avista Energy.

Liquidity and Capital Resources

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. There were $46.0 million of cash borrowings and $60.1 million in letters of credit outstanding as of June 30, 2008.

In March 2008, we amended our accounts receivable sales facility to extend the termination date to March 2009. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable. We had not sold any accounts receivable under this facility as of June 30, 2008.

During the first half of 2008 debt maturities were $293.5 million, the majority being the $273 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $249.2 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this debt that matured.

We are planning to issue additional long-term debt during the second half of 2008 to fund other maturing debt, as well as to provide additional funding for capital expenditures and other corporate purposes.

The current portion of long-term debt includes $83.7 million of Secured Pollution Control Bonds that are subject to remarketing on December 30, 2008. If the Secured Pollution Control Bonds cannot be successfully remarketed on that date, we will be required to purchase the bonds.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. We are planning to begin issuing common stock under this sales agency agreement during the second half of 2008.

Avista Utilities – Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	more closely align earned returns with those allowed by regulators.

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include in-service dates of major capital investments and the timing of changes in major revenue and expense items.

AVISTA CORPORATION

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

In March 2008, we filed a general rate case with the WUTC requesting to increase base electric rates for our Washington customers by an average of 10.3 percent, which is designed to increase annual revenues by $36.6 million. We also requested to increase base natural gas rates for our Washington customers by an average of 3.3 percent, which is designed to increase annual revenues by $6.6 million. Our request is based on a proposed rate of return of 8.43 percent with a common equity ratio of 46.3 percent and a 10.8 percent return on equity. In July 2008, we filed an update to our demonstrated need for an electric rate increase, primarily to reflect an increase in natural gas fuel costs. Although the update justifies an electric revenue requirement of $47.4 million compared to our original request of $36.6 million, we are not revising our original revenue increase request.

As part of the general rate case settlement agreement that was modified and approved by the WUTC in December 2005, we agreed to increase the utility equity component to 35 percent by the end of 2007 and 38 percent by the end of 2008. If we do not meet those targets, it could result in a reduction to base rates of 2 percent for each target. The calculation of the utility equity component is essentially the ratio of our total consolidated common equity to total capitalization excluding, in each case, our investment in Avista Capital. The utility equity component was approximately 47 percent as of June 30, 2008.

In April 2008, we filed a general rate case with the IPUC requesting to increase overall base electric retail rates for our Idaho customers by an average of 16.7 percent, which is designed to increase annual revenues by $32.3 million. We also requested to increase base natural gas retail rates for our Idaho customers by an average of 5.8 percent, which is designed to increase annual revenues by $4.7 million. Our request is based on a proposed rate of return of 8.74 percent with a common equity ratio of 47.9 percent and a 10.8 percent return on equity. The IPUC generally has up to seven months to review a general rate case filing. Settlement discussions, among the parties in the case, began on July 31, 2008. The procedural schedule established by the IPUC provides for an order in November 2008.

As approved by the OPUC in March 2008, natural gas rates for our Oregon customers increased 0.7 percent effective April 1, 2008 (designed to increase annual revenues by $0.9 million) and are expected to increase an additional 1.1 percent effective November 1, 2008 (designed to increase annual revenues by an additional $1.4 million). The November 1, 2008 increase is contingent upon completion of a natural gas construction project and the expansion of natural gas storage, and may be adjusted downward if actual costs are lower than currently estimated. In March 2008, the OPUC also approved new book depreciation rates, which reduced annual depreciation expense in Oregon by $3.4 million.

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

AVISTA CORPORATION

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

Wind Generation Site

In June 2008, we filed a petition with the WUTC and the IPUC requesting that costs (including land, turbine down payments and other preliminary costs) associated with a wind generation project be accounted for as construction work in progress, allowing for the accrual of an allowance for funds used during construction (AFUDC). In July 2008, the IPUC approved our request.

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

AVISTA CORPORATION

Under the ERM, we make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. On July 31, 2008, the WUTC issued an order, which approved the recovery of power costs incurred for 2007.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. In June 2007, the IPUC approved continuation of the PCA mechanism with the annual rate adjustment provision. The October 1 rate adjustments recover or rebate power costs deferred during the preceding, July-June, twelve-month period. The PCA rate surcharge, as approved by the IPUC, is 0.267 cents per KWh (designed to recover $9.6 million) for the period October 1, 2007 through September 30, 2008. In July 2008, we filed a request with the IPUC to increase the PCA rate surcharge to 0.61 cents per KWh (designed to recover $21.7 million) for the period October 1, 2008 through September 30, 2009.

The following table shows activity in deferred power costs for Washington and Idaho during the six months ended June 30, 2008 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2007	$58,524	$21,163	$79,687
Activity from January 1 – June 30, 2008:
Power costs deferred	6,896	6,854	13,750
Interest and other net additions	1,331	603	1,934
Recovery of deferred power costs through retail rates	(16,253)	(4,798)	(21,051)

Deferred power costs as of June 30, 2008	$50,498	$23,822	$74,320

Purchased Gas Adjustments

Effective November 1, 2007, natural gas rates decreased:

•	6.0 percent in Washington,

•	4.6 percent in Idaho, and

•	1.7 percent in Oregon.

Based on current natural gas prices and actual purchases, we are expecting an increase in natural gas rates for purchased gas adjustments (PGAs) to be implemented in the fourth quarter of 2008. The actual rate adjustments are contingent on natural gas prices between now and the effective date of the PGAs. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, there is an ongoing review of the PGA mechanism used by all natural gas distribution companies in Oregon (including Avista Corp.). The outcome of this review could impact our PGA mechanism and natural gas purchasing and hedging strategies in Oregon. Total net deferred natural gas costs were a liability of $14.5 million as of June 30, 2008, a change from a net asset of $2.4 million as of December 31, 2007.

Results of Operations

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Utility revenues increased $58.6 million to $326.6 million as a result of increases in natural gas revenues of $41.8 million and electric revenues of $16.9 million. The increase in natural gas revenues was the result of increased wholesale revenues (due to both an increase in prices and volumes) of $29.7 million and retail natural gas revenues (due to increased volumes) of $11.7 million. The increase in electric revenues was due to increased retail revenues (primarily due to the Washington general rate case) of $11.6 million and wholesale revenues of $5.4 million.

Non-utility energy marketing and trading revenues decreased $13.6 million to $5.8 million. This category of revenues decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

Other non-utility revenues increased $1.2 million to $17.8 million as a result of an increase in revenues from Advantage IQ of $1.0 million primarily due to customer growth, partially offset by a decrease in interest earnings on funds held for customers (due to a decrease in interest rates). The remaining $0.2 million increase in other revenues was primarily due to increased sales at AM&D.

AVISTA CORPORATION

Utility resource costs increased $47.6 million due to increases in natural gas resource costs of $38.8 million and electric resource costs of $8.8 million. The increase in natural gas resource costs primarily reflects an increase in the volume and price of natural gas purchases. The increase in electric resource costs reflects an increase in base resource costs as set forth in the Washington general rate case, as well as higher purchased power and fuel costs due in part to a decrease in hydroelectric generation.

Utility other operating expenses increased $2.3 million primarily due to an increase of $1.8 million in electric maintenance expenses, as well as a $0.9 million increase in electric distribution expenses. This was partially offset by a slight decrease in administrative and general expenses.

Non-utility resource costs decreased $12.9 million. This category of expenses decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

The net change in other non-utility operating expenses was a decrease of $7.7 million due to:

•	a decrease of $8.2 million in the other businesses due to the sale of Avista Energy’s ongoing operations, partially offset by

•	an increase of $0.6 million for Advantage IQ due to expanding operations.

Interest expense increased $0.5 million due to the issuance of $250.0 million of First Mortgage Bonds on April 3, 2008. The net proceeds from the issuance of $249.2 million (net of issuance discount and before Avista Corp.’s expenses), together with other available funds, were used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008. As such, we had both issuances outstanding during April and May of 2008. This was partially offset by the redemption of all outstanding preferred stock in September 2007 and the effect of long-term debt maturities during 2007, which were primarily funded with proceeds from the sale and liquidation of Avista Energy’s assets.

Capitalized interest decreased $0.3 million due in part to a decrease in the effective AFUDC rate from 9.1 percent to 8.2 percent with the implementation of the Washington general rate case on January 1, 2008.

Other income-net decreased $1.8 million primarily due to a decrease in interest income. The decrease in interest income was primarily due to the disposition of Avista Energy’s ongoing operations.

Income taxes increased $4.5 million primarily due to increased income before income taxes. Our effective tax rate was 36.1 percent for the three months ended June 30, 2008 compared to 38.3 percent for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Utility revenues increased $116.7 million to $798.9 million as a result of increases in natural gas revenues of $63.7 million and electric revenues of $52.9 million. The increase in natural gas revenues was the result of increased wholesale revenues (due to an increase in prices and volumes) of $45.0 million and retail natural gas revenues (due to increased volumes) of $18.5 million. The increase in electric revenues was due to increased retail revenues (primarily due to the Washington general rate case) of $37.4 million, wholesale revenues of $9.8 million and sales of fuel of $6.8 million.

Non-utility energy marketing and trading revenues decreased $36.6 million to $12.2 million. This category of revenues decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

Other non-utility revenues increased $3.3 million to $35.5 million as a result of an increase in revenues from Advantage IQ of $2.5 million primarily due to customer growth, partially offset by a decrease in interest earnings on funds held for customers (due to a decrease in interest rates). The remaining $0.8 million increase in other revenues was primarily due to increased sales at AM&D.

Utility resource costs increased $95.8 million due to increases in natural gas resource costs of $57.5 million and electric resource costs of $38.3 million. The increase in natural gas resource costs primarily reflects an increase in the volume and price of natural gas purchases and increased amortization of deferred natural gas costs. The increase in electric resource costs reflects an increase in base resource costs as set forth in the Washington general rate case, as well as higher purchased power and fuel costs due in part to a decrease in hydroelectric generation.

Utility other operating expenses increased $5.0 million primarily due to an increase of $3.4 million in electric generation operating and maintenance expenses, as well as a $2.4 million increase in electric distribution expenses. This was partially offset by a slight decrease in administrative and general expenses.

AVISTA CORPORATION

Utility taxes other than income taxes increased $1.3 million primarily due to increased retail revenues and related taxes, partially offset by a decrease in property taxes.

Non-utility resource costs decreased $44.7 million. This category of expenses decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007.

The net change in other non-utility operating expenses was a decrease of $11.0 million due to:

•	a decrease of $12.6 million in the other businesses due to the sale of Avista Energy’s ongoing operations, partially offset by

•	an increase of $1.6 million for Advantage IQ due to expanding operations.

Interest expense decreased $0.9 million due to the redemption of all outstanding preferred stock in September 2007 and the effect of long-term debt maturities during 2007, which were primarily funded with proceeds from the sale and liquidation of Avista Energy’s assets. This was partially offset by the timing of the debt issuance and maturities during the second quarter of 2008 as described above.

Capitalized interest decreased $0.6 million due in part to a decrease in the effective AFUDC rate from 9.1 percent to 8.2 percent with the implementation of the Washington general rate case on January 1, 2008.

Other income-net decreased $4.5 million primarily due to a decrease in interest income. The decrease in interest income was primarily due to the disposition of Avista Energy’s ongoing operations.

Income taxes increased $12.1 million primarily due to increased income before income taxes. Our effective tax rate was 36.8 percent for the six months ended June 30, 2008 compared to 36.5 percent for the six months ended June 30, 2007.

Avista Utilities

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net income for the utility was $22.0 million for the three months ended June 30, 2008 compared to $17.3 million for the three months ended June 30, 2007. Utility income from operations was $53.9 million for the three months ended June 30, 2008 compared to $45.9 million for the three months ended June 30, 2007. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). This was partially offset by an increase in other utility operating expenses.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2008	2007	2008	2007	2008	2007
Operating revenues	$180,672	$163,809	$145,973	$104,188	$326,645	$267,997
Resource costs	60,694	51,901	122,381	83,619	183,075	135,520

Gross margin	$119,978	$111,908	$23,592	$20,569	$143,570	$132,477

Utility operating revenues increased $58.6 million and utility resource costs increased $47.6 million, which resulted in an increase of $11.1 million in gross margin. The gross margin on electric sales increased $8.1 million and the gross margin on natural gas sales increased $3.0 million. The increase in our electric and natural gas gross margin was primarily due to the implementation of general rate increases in Washington effective January 1, 2008. The increase was also partially due to colder weather in the second quarter of 2008 and customer growth. With respect to electric gross margin, these increases were partially offset by $4.0 million in costs absorbed under the ERM in the second quarter of 2008, compared to a benefit of $0.8 million in the second quarter of 2007.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2008	2007	2008	2007
Residential	$55,534	$48,580	777	734
Commercial	56,189	52,729	726	732
Industrial	24,980	23,936	516	526
Public street and highway lighting	1,482	1,367	7	7

Total retail	138,185	126,612	2,026	1,999
Wholesale	38,219	32,790	700	677
Sales of fuel	409	6	—	—
Other	3,859	4,401	—	—

Total	$180,672	$163,809	2,726	2,676

AVISTA CORPORATION

Retail electric revenues increased $11.6 million due to an increase in:

•	total MWhs sold (increased revenues $1.9 million) primarily due to customer growth and an increase in use per customer (primarily due to colder weather), and

•	revenue per MWh (increased revenues $9.7 million) primarily due to the Washington general rate increase implemented on January 1, 2008.

Wholesale electric revenues increased $5.4 million due to an increase in sales prices (increased revenues $4.2 million) and an increase in sales volumes (increased revenues $1.2 million).

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2008	2007	2008	2007
Residential	$47,288	$38,579	34,556	26,662
Commercial	25,809	22,527	21,295	17,951
Interruptible	1,033	1,268	1,091	1,245
Industrial	1,173	1,190	1,122	1,093

Total retail	75,303	63,564	58,064	46,951
Wholesale	67,433	37,757	64,120	56,198
Transportation	1,899	1,901	34,117	33,960
Other	1,338	966	123	64

Total	$145,973	$104,188	156,424	137,173

The $11.7 million increase in retail natural gas revenues was due to an increase in volumes (increased revenues $14.4 million), partially offset by lower retail rates (decreased revenues $2.7 million). We sold more retail natural gas in the second quarter of 2008 primarily due to colder weather and customer growth. The decrease in retail rates reflects the purchased gas adjustments implemented in the fourth quarter of 2007, partially offset by the Washington general rate increase implemented on January 1, 2008. The increase in our wholesale revenues of $29.7 million was due to an increase in prices (increased revenues $21.3 million) and an increase in volumes (increased revenues $8.4 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process. Variances between the revenues and costs of the sale of resources in excess of load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2008	2007	2008	2007
Residential	310,423	305,383	277,480	272,546
Commercial	39,045	38,340	32,907	32,265
Interruptible	—	—	37	14
Industrial	1,386	1,370	253	260
Public street and highway lighting	432	425	—	—

Total retail customers	351,286	345,518	310,677	305,085

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2008	2007
Electric resource costs:
Power purchased	$39,658	$28,112
Power cost amortizations, net of deferrals	1,060	8,366
Fuel for generation	15,744	12,239
Other fuel costs	1	23
Other regulatory amortizations, net	1,328	171
Other electric resource costs	2,903	2,990

Total electric resource costs	60,694	51,901

Natural gas resource costs:
Natural gas purchased	125,827	81,821
Natural gas amortizations, net of deferrals	(4,940)	546
Other regulatory amortizations, net	1,494	1,252

Total natural gas resource costs	122,381	83,619

Total resource costs	$183,075	$135,520

AVISTA CORPORATION

Power purchased increased $11.5 million due in part to an increase in the price of power (increased costs $5.3 million) reflecting an overall increase in wholesale markets. The increase was also due to an increase in the volume of power purchases (increased costs $6.2 million) primarily due to decreased hydroelectric generation and an increase in retail sales volumes (due to colder weather and customer growth).

Net amortization of deferred power costs was $1.1 million for the second quarter of 2008 compared to $8.4 million for the second quarter of 2007. During the second quarter of 2008, we recovered (collected as revenue) $7.0 million of previously deferred power costs in Washington and $2.2 million in Idaho. During the second quarter of 2008, we deferred $6.9 million of power costs in Washington and $1.2 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates.

Fuel for generation increased $3.5 million due to an increase in thermal generation volumes (particularly Coyote Springs 2) and an increase in fuel prices (particularly natural gas).

The expense for natural gas purchased increased $44.0 million due to an increase in natural gas prices and total therms purchased. The increase in total therms purchased was due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process and an increase in retail sales volumes (colder weather and customer growth). During the second quarter of 2008, we deferred $4.9 million of natural gas costs compared to amortization of $0.5 million for the second quarter of 2007. This change reflects an increase in natural gas prices and the deferral for future recovery from customers.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net income for the utility was $45.3 million for the six months ended June 30, 2008 compared to $37.2 million for the six months ended June 30, 2007. Utility income from operations was $109.7 million for the six months ended June 30, 2008 compared to $96.1 million for the six months ended June 30, 2007. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). This was partially offset by an increase in other utility operating expenses.

The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2008	2007	2008	2007	2008	2007
Operating revenues	$406,909	$353,977	$392,008	$328,286	$798,917	$682,263
Resource costs	182,242	143,965	319,059	261,541	501,301	405,506

Gross margin	$224,667	$210,012	$72,949	$66,745	$297,616	$276,757

Utility operating revenues increased $116.7 million and utility resource costs increased $95.8 million, which resulted in an increase of $20.9 million in gross margin. The gross margin on electric sales increased $14.7 million and the gross margin on natural gas sales increased $6.2 million. The increase in our electric and natural gas gross margin was primarily due to the implementation of general rate increases in Washington effective January 1, 2008. The increase was also partially due to colder weather in 2008 and customer growth. With respect to electric gross margin, these increases were partially offset by $7.4 million in costs absorbed under the ERM in the first half of 2008, compared to $2.4 million in the first half of 2007.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2008	2007	2008	2007
Residential	$144,017	$121,676	1,932	1,841
Commercial	119,398	107,840	1,550	1,503
Industrial	49,505	46,183	1,028	1,019
Public street and highway lighting	2,952	2,773	13	13

Total retail	315,872	278,472	4,523	4,376
Wholesale	68,895	59,098	1,010	1,019
Sales of fuel	14,987	8,149	—	—
Other	7,155	8,258	—	—

Total	$406,909	$353,977	5,533	5,395

AVISTA CORPORATION

Retail electric revenues increased $37.4 million due to an increase in:

•	total MWhs sold (increased revenues $10.3 million) primarily due to customer growth and an increase in use per customer (primarily due to colder weather), and

•	revenue per MWh (increased revenues $27.1 million) primarily due to the Washington general rate increase implemented on January 1, 2008 and the reduction in the BPA residential exchange credit.

Wholesale electric revenues increased $9.8 million due to an increase in sales prices (increased revenues $10.4 million), partially offset by a decrease in sales volumes (decreased revenues $0.6 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $6.8 million due to increased thermal generation resource optimization activities.

Other electric revenues decreased $1.1 million primarily due to a decrease in transmission revenues.

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2008	2007	2008	2007
Residential	$164,043	$151,118	125,737	110,525
Commercial	89,806	83,905	75,580	67,759
Interruptible	2,498	2,856	2,615	2,806
Industrial	3,289	3,258	3,152	2,974

Total retail	259,636	241,137	207,084	184,064
Wholesale	126,294	81,291	136,163	121,660
Transportation	3,587	3,576	76,448	77,765
Other	2,491	2,282	392	303

Total	$392,008	$328,286	420,087	383,792

The $18.5 million increase in retail natural gas revenues was due to an increase in volumes (increased revenues $28.9 million), partially offset by lower retail rates (decreased revenues $10.4 million). We sold more retail natural gas in the first six months of 2008 primarily due to colder weather and customer growth. The decrease in retail rates reflects the purchased gas adjustments implemented in the fourth quarter of 2007, partially offset by the Washington general rate increase implemented on January 1, 2008. The increase in our wholesale revenues of $45.0 million was due to an increase in prices (increased revenues $31.5 million) and an increase in volumes (increased revenues $13.5 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process. Variances between the revenues and costs of the sale of resources in excess of load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2008	2007	2008	2007
Residential	311,096	305,556	277,892	272,828
Commercial	39,050	38,337	32,917	32,242
Interruptible	—	—	38	40
Industrial	1,385	1,369	256	259
Public street and highway lighting	430	425	—	—

Total retail customers	351,961	345,687	311,103	305,369

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2008	2007
Electric resource costs:
Power purchased	$91,156	$67,991
Power cost amortizations, net of deferrals	7,301	15,028
Fuel for generation	55,526	46,370
Other fuel costs	15,351	10,919
Other regulatory amortizations, net	6,474	(2,183)
Other electric resource costs	6,434	5,840

Total electric resource costs	182,242	143,965

Natural gas resource costs:
Natural gas purchased	297,356	248,160
Natural gas amortizations, net of deferrals	16,648	9,036
Other regulatory amortizations, net	5,055	4,345

Total natural gas resource costs	319,059	261,541

Total resource costs	$501,301	$405,506

AVISTA CORPORATION

Power purchased increased $23.2 million due in part to an increase in the prices (increased costs $11.8 million) reflecting an overall increase in wholesale markets. The increase was also due to an increase in the volume of power purchases (increased costs $11.4 million) primarily due to decreased hydroelectric generation and an increase in retail sales volumes (due to colder weather and customer growth).

Net amortization of deferred power costs was $7.3 million for the six months ended June 30, 2008 compared to $15.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we recovered (collected as revenue) $16.3 million of previously deferred power costs in Washington and $4.8 million in Idaho. During the six months ended June 30, 2008, we deferred $6.9 million of power costs in Washington and $6.9 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates.

Fuel for generation increased $9.2 million due to an increase in thermal generation volumes (particularly Coyote Springs 2) and an increase in fuel prices (particularly natural gas).

Other fuel costs increased $4.4 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economic to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho. The increase in other fuel costs was primarily due to increased thermal generation resource optimization activities and increased fuel prices.

Other regulatory amortizations increased $8.7 million primarily due to the reduction in the BPA residential exchange credit.

The expense for natural gas purchased increased $49.2 million due to an increase in total therms purchased and the price of natural gas. The increase in total therms purchased was due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process and an increase in retail sales volumes. During the six months ended June 30, 2008, we amortized $16.6 million of deferred natural gas costs compared to $9.0 million for the six months ended June 30, 2007.

Advantage IQ

Effective July 2, 2008, Advantage IQ acquired Cadence Network. Beginning in the third quarter of 2008, results from Advantage IQ will include Cadence Network and reflect our reduced ownership percentage in the business.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net income for Advantage IQ was $1.6 million for the three months ended June 30, 2008 compared to $1.3 million for the three months ended June 30, 2007. Operating revenues increased $1.0 million and operating expenses increased $0.6 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base, partially offset by a decrease in interest revenue on funds held for customers (due to a decrease in interest rates). As of June 30, 2008, Advantage IQ had 420 customers representing 214,000 billed sites in North America, an increase from 403 customers and 199,000 billed sites as of December 31, 2007. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net income for Advantage IQ was $3.3 million for the six months ended June 30, 2008 compared to $2.9 million for the six months ended June 30, 2007. Operating revenues increased $2.5 million and operating expenses increased $1.7 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base, partially offset by a decrease in interest revenue on funds held for customers (due to a decrease in interest rates). The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base. In the first half of 2008, Advantage IQ processed bills totaling $6.9 billion, an increase of $1.0 billion, or 17 percent, as compared to the first half of 2007.

AVISTA CORPORATION

Other Businesses

Three months ended June 30, 2008 compared to three months ended June 30, 2007

The net loss from these operations was $0.1 million for the three months ended June 30, 2008 compared to $4.4 million for the three months ended June 30, 2007. The net loss for 2007 was due to Avista Energy. Operating revenues decreased $13.3 million and operating expenses decreased $21.2 million. Operating revenues and operating expenses decreased significantly with the sale of substantially all of Avista Energy’s contracts and ongoing operations on June 30, 2007. The remaining non-utility energy marketing and trading revenues and non-utility resource costs primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. Beginning in 2010 through 2026, the rights and obligations of the power purchase agreement for the Lancaster Plant will be contracted to Avista Energy. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC and the IPUC.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net income from these operations was $0.1 million for the six months ended June 30, 2008 compared to a net loss of $11.8 million for the six months ended June 30, 2007. Operating revenues decreased $35.7 million and operating expenses decreased $57.7 million. Consistent with the quarterly changes, the net loss for 2007 and the decrease in operating revenues and expenses was due to Avista Energy.

New Accounting Standards

Effective January 1, 2008, we adopted the majority of the provisions of SFAS No. 157, “Fair Value Measurements,” related to our financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. We will be required to adopt those provisions of SFAS No. 157 in 2009. The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008 did not have a material impact on our financial condition and results of operations; however, we expanded our disclosures with respect to fair value measurements. See “Note 11 of the Notes to Consolidated Financial Statements” for further information.

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall In April 2008, we issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $249.2 million (net of issuance discount and before Avista Corp.’s expenses), together with other available funds, were used to fund debt maturities of $293.5 million (the majority being the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008). During the six months ended June 30, 2008, positive cash flows from operating activities of $112.1 million and a $48.5 million increase in short-term borrowings were used to fund the majority of our remaining cash requirements. These cash requirements included utility capital expenditures of $90.8 million, the cash settlement of interest rate swap agreements of $16.4 million and dividends of $17.6 million.

Operating Activities Net cash provided by operating activities was $112.1 million for the six months ended June 30, 2008 compared to $158.0 million for the six months ended June 30, 2007. Net cash used by working capital components was $6.2 million for the six months ended June 30, 2008, compared to net cash provided of $49.8 million for the six months ended June 30, 2007. The net cash used during the six months ended June 30, 2008 primarily reflects an increase in accounts receivable due to an $85.0 million decrease in the amount of accounts receivable sold under our revolving accounts receivable sales facility and a decrease in accounts payable (representing net cash paid to our vendors). This cash used was partially offset by positive cash flows from other current assets (primarily related to federal income taxes) and deposits from counterparties (representing cash received as collateral funds from counterparties at Avista Utilities).

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

Significant changes in non-cash items also included the unrealized loss of $24.6 million on energy trading activities at Avista Energy for the first half of 2007. There was also a change in deferred income taxes to an expense of $2.1 million for the six months ended June 30, 2008 from a benefit of $17.1 million for the six months ended June 30, 2007. Income tax payments decreased to $19.5 million for the six months ended June 30, 2008, compared to $28.7 million for the six months ended June 30, 2007.

Investing Activities Net cash used in investing activities was $94.5 million for the six months ended June 30, 2008, an increase compared to $70.6 million for the six months ended June 30, 2007. This increase was primarily due to a change in restricted cash. We liquidated $26.3 million of restricted cash in the first half of 2007 representing the return of cash collateralizing energy contracts at Avista Energy and interest rate swap agreements at Avista Corp.

The purchase of subsidiary minority interest of $6.6 million represents the redemption of common stock from employee minority shareholders of Advantage IQ. Advantage IQ’s employee stock incentive plan provides an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value upon the date of reacquisition.

Financing Activities Net cash used in financing activities was $24.0 million for the six months ended June 30, 2008 compared to $12.4 million for the six months ended June 30, 2007. In April 2008, we issued $250.0 million (net proceeds of $249.2 million) of long-term debt. During the first half of 2008, $293.5 million of long-term debt matured, the majority being the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008. Our short-term borrowings increased $48.5 million due to an increase of $46.0 million in borrowings outstanding under Avista Corp.’s committed line of credit and $2.5 million borrowed under Advantage IQ’s credit agreement. Cash dividends paid increased to $17.6 million (or 33 cents per share) for the six months ended June 30, 2008 from $15.6 million (or 29.5 cents per share) for the six months ended June 30, 2007. In March 2008, we cash settled two interest rate swap agreements and paid a total of $16.4 million.

During the first half of 2007, our short-term borrowings increased $12.0 million, which reflected an increase in the amount of debt outstanding under Avista Corp.’s committed line of credit.

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

Our utility has regulatory mechanisms in place that provide for the ultimate recovery of the majority of power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect our cash flow and liquidity until such costs, with interest, are recovered from customers.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$110,383	5.5%	$427,344	21.6%
Short-term borrowings	48,500	2.4	—	—
Long-term debt to affiliated trusts	113,403	5.6	113,403	5.8
Long-term debt	778,328	38.6	521,489	26.4

Total debt	1,050,614	52.1	1,062,236	53.8
Stockholders’ equity	965,821	47.9	913,966	46.2

Total	$2,016,435	100.0%	$1,976,202	100.0%

AVISTA CORPORATION

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund working capital, purchased power and natural gas costs, capital expenditures, dividends and other requirements. Our stockholders’ equity increased $51.9 million during the first half of 2008 primarily due to net income, other comprehensive income and the issuance of common stock under equity compensation plans, partially offset by dividends.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities is expected to be the primary source of funds for operating needs, dividends and capital expenditures for the remainder of 2008. Borrowings under our $320.0 million committed line of credit may supplement these funds to the extent necessary. Debt maturities during 2008 will primarily be funded through the issuance of long-term debt.

During the first half of 2008 debt maturities were $293.5 million, the majority being the $273 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008. On April 3, 2008, we issued $250 million (net proceeds of $249.2 million before Company expenses) of 5.95 percent First Mortgage Bonds to fund a significant portion of this debt that matured.

We are planning to issue additional long-term debt during the second half of 2008 to fund other maturing debt, as well as to provide additional funding for capital expenditures and other corporate purposes.

The current portion of long-term debt includes $83.7 million of Secured Pollution Control Bonds that are subject to remarketing on December 30, 2008. If the Secured Pollution Control Bonds cannot be successfully remarketed on that date, we will be required to purchase the bonds.

We have a $320.0 million committed line of credit agreement with various banks with an expiration date of April 5, 2011. Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of June 30, 2008, we had $46.0 million of borrowings outstanding under this committed line of credit. There were not any borrowings outstanding as of December 31, 2007. As of June 30, 2008, there were $60.1 million in letters of credit outstanding, an increase from $34.8 million as of December 31, 2007. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2008, we were in compliance with this covenant with a ratio of 2.98 to 1. The committed line of credit agreement also has a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at the end of any fiscal quarter. As of June 30, 2008, we were in compliance with this covenant with a ratio of 52.1 percent. If the proposed change in organization to a holding company structure becomes effective, the committed line of credit agreement will remain at Avista Corp. (Avista Utilities). See “Note 14 of the Notes to Consolidated Financial Statements” for further information on the proposed change in organization to a holding company structure.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of June 30, 2008, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2005, the WUTC issued an order approving the settlement agreement reached in our Washington general rate case with certain conditions. We agreed to increase the utility equity component to 35 percent by the end of 2007 and to 38 percent by the end of 2008. As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions related to the proposed implementation of our holding company structure. One of the conditions provides for the same utility equity components that are required in our Washington general rate case implemented in January 2006. If we do not meet those targets, it could result in a reduction in base rates of 2 percent for each target in each of Washington and Idaho. We also entered into a settlement agreement in Washington related to our proposed holding company formation. In this settlement agreement, we committed to increase the utility equity component to 40 percent by June 30, 2008. The utility equity component was approximately 47 percent as of June 30, 2008.

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

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our $320.0 million committed line of credit. As of June 30, 2008, we had not sold any accounts receivable under this revolving agreement.

Credit Ratings

The following table summarizes our credit ratings as of July 31, 2008:

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

Pension Plan

As of June 30, 2008, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $15 million to the pension plan in both 2006 and 2007. We plan to contribute $28 million to the pension plan in 2008 ($14 million was contributed during the first half of the year). The increase from our original planned contributions of $15 million was a result of the new funding rules under the Pension Protection Act of 2006 and our ongoing commitment to increasing the funded status of the plan.

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

As further discussed at “Note 14 of the Notes to the Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions if and when we implement a holding company structure. One of the conditions would require IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. We entered into a similar agreement in Washington. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent. The utility equity component was approximately 47 percent as of June 30, 2008.

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

In the second quarter of 2008, we completed the acquisition of a wind generation site. We expect to construct a 50 MW generation facility at an estimated cost of over $125 million to be incurred between 2008 and 2011. This amount is not included in our estimates of utility capital expenditures disclosed above. Future generation resource decisions will be impacted by legislation for restrictions on greenhouse gas emissions and renewable energy requirements as discussed at “Environmental Issues and Other Contingencies.”

Our utility held cash deposits from other parties in the amount of $79.2 million as of June 30, 2008, an increase from $12.5 million as of December 31, 2007. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral. If these amounts are returned, it would most likely be funded through borrowings under our $320.0 million committed line of credit or sales of accounts receivable under our $85.0 million revolving accounts receivable sales financing facility.

Advantage IQ Operations

In February 2008, Advantage IQ entered into a $12.5 million three-year credit agreement with a bank. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $2.5 million of borrowings outstanding under the credit agreement as of June 30, 2008.

Effective July 2, 2008, Advantage IQ acquired Cadence Network. The total value of the transaction was approximately $37 million. The acquisition of Cadence Network was funded with the issuance of Advantage IQ common stock, which is subject to redemption as described below. We are planning to monetize at least a portion of our investment in Advantage IQ during the next two to four years. The potential monetization of Advantage IQ could be completed through an initial public offering or sale of the business depending on future market conditions, growth of the business and other factors.

Under the transaction agreement, the minority owners (previous owners of Cadence Network) of Advantage IQ can exercise a right to redeem their shares of Advantage IQ common stock during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire on July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties.

AVISTA CORPORATION

In 2007, Advantage IQ amended their employee stock incentive plan to provide liquidity to participants. The amendment provides an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value upon the date of reacquisition. During the second quarter of 2008, $6.6 million of common stock was repurchased from Advantage IQ employees.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2007 Form 10-K with the following exceptions:

As of June 30, 2008, we had $46.0 million of borrowings outstanding under our committed line of credit. There were not any borrowings outstanding as of December 31, 2007.

There were not any accounts receivable sold under our revolving accounts receivable sales financing facility as of June 30, 2008, a decrease from $85.0 million as of December 31, 2007. In March 2008, the termination date of this facility was extended from March 17, 2008 to March 13, 2009.

We expect to contribute $28 million to the pension plan in 2008 ($14 million was contributed during the first half of the year). Our estimated contribution in each of 2009, 2010, 2011 and 2012 is $18 million. Our prior estimate was $15 million for each year. The planned contribution for 2008 exceeds our minimum required contribution.

On April 3, 2008, we issued $250.0 million of 5.95 percent First Mortgage Bonds due in 2018. The net proceeds from the issuance of $249.2 million (net of issuance discount and before our expenses), together with other available funds, were used to pay the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008.

Business Risk

Primarily through our utility operations, we are exposed to the following risks including, but not limited to:

•	streamflow and weather conditions that impact hydroelectric generation, utility operations and customer demand,

•	market prices and supply of wholesale energy, which we purchase and sell, including power, fuel and natural gas,

•	regulatory disallowance of the recovery of power and natural gas costs, operating costs and capital investments,

•	the effects of changes in legislative and governmental regulations, including restrictions on emissions from generating plants and requirements for the acquisition of new resources,

•	changes in regulatory requirements,

•	availability of generation facilities,

•	economic conditions,

•	competition, and

•	availability of funding at a reasonable cost.

Also, like other utilities, our facilities and operations are exposed to natural disasters and terrorism risks or other malicious acts. See further reference to risks and uncertainties under “Forward-Looking Statements.”

Our business risk has not materially changed during the six months ended June 30, 2008. Please refer to the 2007 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

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

AVISTA CORPORATION

We monitor legislative and regulatory developments at all levels of government with respect to environmental issues, particularly those with the potential to alter the operation and productivity of our generating plants.

Environmental laws and regulations may have the effect of:

•	increasing the costs of capital projects,

•	increasing the lead time for the construction of new capital projects,

•	requiring modification of our existing utility plant,

•	requiring existing capital assets to be curtailed or shut down,

•	increasing the risk of delay on construction projects,

•	reducing the amount of energy available from our generating plants, and

•	restricting the types of capital projects that can be built.

As such, compliance with such environmental laws and regulations could result in increases to capital expenditures and operating expenses, as well as reductions in net generation. However, we intend to seek recovery of incurred costs through the ratemaking process.

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

In February 2007, the Governors of Arizona, California, New Mexico, Oregon and Washington started the Western Climate Initiative (WCI) for the purpose of developing regional strategies to address climate change. The Governors of Utah and Montana, and the Premiers of British Columbia, Manitoba and Ontario subsequently joined the WCI. In August 2007, the WCI partners set an overall regional goal for reducing greenhouse gas emissions to 15 percent below 2005 levels by 2020. By September 2008, the WCI partners are expected to complete the design of a market-based mechanism to help achieve this reduction goal.

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

AVISTA CORPORATION

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6 percent from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. The audit establishing our baseline emissions was completed July 9, 2008. 2007 credits will be distributed on or after September 26, 2008.

For other environmental issues and other contingencies see “Note 13 of the Notes to Consolidated Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: – Business Risk and – Risk Management,” “Note 6 of the Notes to Consolidated Financial Statements” and “Note 11 of the Notes to Consolidated Financial Statements.”

Item 4.	Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AVISTA CORPORATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Avista Corp. was held on May 8, 2008. The following were the only matters voted upon at the meeting:

1) Election of two directors with terms expiring in 2011.

2) Amendment of the Restated Articles of Incorporation and Bylaws to allow for majority voting in uncontested elections of directors and to eliminate cumulative voting.

3) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.

4) A shareholder proposal requesting that the shareholders urge the Board to take the necessary steps to require that an independent director serve as Chairman of the Board.

The shareholder proposal requesting that the shareholders urge the Board to take the necessary steps to require that an independent director serve as Chairman of the Board was not approved. There were 53,026,750 shares of common stock issued and outstanding as of March 7, 2008, the proxy record date, with 47,570,350 shares represented at said meeting. The results of the voting are shown below:

Issue	For	Against or Withheld	Exceptions or Abstain
Election of Directors:
Brian W. Dunham (term expires 2011)	46,735,888	834,462
Roy Lewis Eiguren (term expires 2011)	46,684,937	885,413
Amend the Restated Articles of Incorporation to allow for majority voting in uncontested elections of directors and eliminate cumulative voting	41,457,929	3,973,070	2,139,351
Ratification of appointment of Deloitte & Touche, LLP	46,849,363	512,750	208,237
Shareholder proposal to require that an independent director serve as Chairman of the Board	14,340,919	26,535,765	6,693,666

The terms of directors Erik J. Anderson, Kristianne Blake, Jack W. Gustavel, John F. Kelly, Scott L. Morris, Michael L. Noël, Heidi B. Stanley and R. John Taylor continued.

Item 6.	Exhibits

3(i)	Restated Articles of Incorporation of Avista Corporation, as Amended and Restated June 6, 2008*

12	Computation of ratio of earnings to fixed charges and preferred dividend requirements*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.

**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION (Registrant)

Date: August 1, 2008	/s/ Malyn K. Malquist
Malyn K. Malquist
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)