Form 10-Q
period 2009-06-30
AVISTA CORP
filed 2009-08-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 54,692,465 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” on pages 34-35. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2009	2008
Operating Revenues:
Utility revenues	$279,865	$326,645
Non-utility energy marketing and trading revenues	5,593	5,828
Other non-utility revenues	21,653	17,837

Total operating revenues	307,111	350,310

Operating Expenses:
Utility operating expenses:
Resource costs	125,651	183,075
Other operating expenses	57,489	52,520
Depreciation and amortization	23,180	21,914
Taxes other than income taxes	17,482	15,223
Non-utility operating expenses:
Resource costs	5,341	5,535
Other operating expenses	18,516	14,500
Depreciation and amortization	1,370	1,053

Total operating expenses	249,029	293,820

Income from operations	58,082	56,490

Other Income (Expense):
Interest expense	(16,160)	(20,750)
Interest expense to affiliated trusts	(253)	(1,520)
Capitalized interest	449	909
Other income (expense) - net	(210)	1,728

Total other income (expense)-net	(16,174)	(19,633)

Income before income taxes	41,908	36,857
Income taxes	15,619	13,305

Net income	26,289	23,552
Less: Net income attributable to noncontrolling interests	(437)	(7)

Net income attributable to Avista Corporation	$25,852	$23,545

Weighted-average common shares outstanding (thousands), basic	54,654	53,301
Weighted-average common shares outstanding (thousands), diluted	54,827	53,704
Earnings per common share attributable to Avista Corporation:
Basic	$0.47	$0.44

Diluted	$0.47	$0.44

Dividends paid per common share	$0.210	$0.165

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2009	2008
Operating Revenues:
Utility revenues	$740,730	$798,917
Non-utility energy marketing and trading revenues	11,589	12,244
Other non-utility revenues	42,262	35,456

Total operating revenues	794,581	846,617

Operating Expenses:
Utility operating expenses:
Resource costs	415,343	501,301
Other operating expenses	115,222	104,239
Depreciation and amortization	46,103	43,356
Taxes other than income taxes	44,377	40,308
Non-utility operating expenses:
Resource costs	11,068	11,455
Other operating expenses	35,809	28,345
Depreciation and amortization	2,732	2,062

Total operating expenses	670,654	731,066

Income from operations	123,927	115,551

Other Income (Expense):
Interest expense	(31,748)	(39,679)
Interest expense to affiliated trusts	(1,611)	(3,216)
Capitalized interest	998	1,750
Other income (expense) - net	(770)	2,904

Total other income (expense)-net	(33,131)	(38,241)

Income before income taxes	90,796	77,310
Income taxes	33,087	28,394

Net income	57,709	48,916
Less: Net income attributable to noncontrolling interests	(830)	(140)

Net income attributable to Avista Corporation	$56,879	$48,776

Weighted-average common shares outstanding (thousands), basic	54,635	53,160
Weighted-average common shares outstanding (thousands), diluted	54,775	53,543
Earnings per common share attributable to Avista Corporation:
Basic	$1.04	$0.92

Diluted	$1.04	$0.91

Dividends paid per common share	$0.39	$0.33

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

(Unaudited)

	2009	2008
Net income	$26,289	$23,552

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $54 and $64 respectively	100	119

Total other comprehensive income	100	119

Comprehensive income	26,389	23,671
Comprehensive income attributable to noncontrolling interests	(437)	(7)

Comprehensive income attributable to Avista Corporation	$25,952	$23,664

For the Six Months Ended June 30 Dollars in thousands (Unaudited)
	2009	2008
Net income	$57,709	$48,916

Other Comprehensive Income (Loss):

Unrealized losses on interest rate swap agreements - net of taxes of $(2,063)	—	(3,831)
Reclassification adjustment for realized losses on interest rate swap agreements deferred as a regulatory asset (included in long-term debt) - net of taxes of $5,738	—	10,657
Change in unfunded benefit obligation for pension plan - net of taxes of $108 and $301 respectively	201	559

Total other comprehensive income	201	7,385

Comprehensive income	57,910	56,301
Comprehensive income attributable to noncontrolling interests	(830)	(140)

Comprehensive income attributable to Avista Corporation	$57,080	$56,161

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2009	December 31, 2008
Assets:
Current Assets:
Cash and cash equivalents	$34,458	$24,313
Accounts and notes receivable-less allowances of $42,275 and $45,062	127,926	218,846
Utility energy commodity derivative assets	2,467	11,234
Regulatory asset for utility derivatives	54,268	60,229
Funds held for customers	53,358	59,095
Materials and supplies, fuel stock and natural gas stored	42,510	53,526
Deferred income taxes	17,608	18,561
Income taxes receivable	—	22,769
Other current assets	24,360	13,654

Total current assets	356,955	482,227

Net Utility Property:
Utility plant in service	3,449,736	3,343,535
Construction work in progress	47,372	77,487

Total	3,497,108	3,421,022
Less: Accumulated depreciation and amortization	966,171	928,831

Total net utility property	2,530,937	2,492,191

Other Property and Investments:
Investment in exchange power-net	24,908	26,133
Investment in affiliated trusts	11,547	13,403
Goodwill	20,509	21,132
Other property and investments-net	80,298	78,208

Total other property and investments	137,262	138,876

Deferred Charges:
Regulatory assets for deferred income taxes	99,794	115,005
Regulatory assets for pensions and other postretirement benefits	166,515	172,278
Other regulatory assets	83,932	85,112
Non-current utility energy commodity derivative assets	46,873	49,313
Power cost deferrals	38,239	57,607
Unamortized debt expense	30,493	33,004
Other deferred charges	6,842	5,134

Total deferred charges	472,688	517,453

Total assets	$3,497,842	$3,630,747

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - continued

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2009	December 31, 2008
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$104,419	$176,116
Customer fund obligations	53,358	59,095
Current portion of long-term debt	17,136	17,207
Short-term borrowings	263,400	252,200
Interest accrued	11,249	10,871
Utility energy commodity derivative liabilities	56,735	71,463
Other current liabilities	115,539	101,592

Total current liabilities	621,836	688,544

Long-term debt	810,106	809,258

Long-term debt to affiliated trusts	51,547	113,403

Other Non-Current Liabilities and Deferred Credits:
Regulatory liability for utility plant retirement costs	215,908	213,747
Non-current regulatory liability for utility derivatives	38,465	42,172
Pensions and other postretirement benefits	157,334	184,588
Deferred income taxes	463,962	488,940
Other non-current liabilities and deferred credits	96,152	82,006

Total other non-current liabilities and deferred credits	971,821	1,011,453

Total liabilities	2,455,310	2,622,658

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Stockholders’ Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 54,670,665 and 54,487,574 shares outstanding	774,889	774,986
Accumulated other comprehensive loss	(5,891)	(6,092)
Retained earnings	264,027	227,989

Total Avista Corporation stockholders’ equity	1,033,025	996,883
Noncontrolling interests	9,507	11,206

Total stockholders’ equity	1,042,532	1,008,089

Total liabilities and stockholders’ equity	$3,497,842	$3,630,747

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2009	2008
Operating Activities:
Net income	$57,709	$48,916
Non-cash items included in net income:
Depreciation and amortization	48,835	45,418
Provision (benefit) for deferred income taxes	(8,990)	2,058
Power and natural gas cost amortizations, net of deferrals	39,981	23,949
Amortization of debt expense	2,842	2,542
Equity-related AFUDC	(1,232)	(1,858)
Other	13,189	11,214
Contributions to defined benefit pension plan	(32,000)	(14,000)
Changes in working capital components:
Accounts and notes receivable	93,664	(44,056)
Materials and supplies, fuel stock and natural gas stored	11,016	(11,108)
Other current assets	13,426	9,352
Accounts payable	(66,058)	(23,301)
Deposits from counterparties	—	66,730
Other current liabilities	4,088	(3,801)

Net cash provided by operating activities	176,470	112,055

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(87,900)	(90,782)
Other capital expenditures	(1,640)	(2,049)
Decrease in restricted cash	—	4,068
Decrease (increase) in funds held for customers	5,737	(689)
Repayments received on notes receivable	—	3,009
Purchase of subsidiary minority interest	(4,775)	(6,620)
Other	23	(1,459)

Net cash used in investing activities	(88,555)	(94,522)

Financing Activities:
Increase in short-term borrowings	11,200	48,500
Proceeds from issuance of long-term debt	—	249,165
Redemption and maturity of long-term debt	(160)	(293,539)
Redemption of long-term debt to affiliated trusts	(61,856)	—
Long-term debt and short-term borrowing issuance costs	(407)	(2,195)
Cash paid in interest rate swap agreement	—	(16,395)
Issuance of common stock	485	7,374
Cash dividends paid	(21,335)	(17,587)
Increase (decrease) in customer fund obligations	(5,737)	689
Equity transactions of consolidated subsidiaries	40	—

Net cash used in financing activities	(77,770)	(23,988)

Net increase (decrease) in cash and cash equivalents	10,145	(6,455)

Cash and cash equivalents at beginning of period	24,313	11,839

Cash and cash equivalents at end of period	$34,458	$5,384

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$28,528	$37,293
Income taxes	$11,986	$19,517

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Avista Corporation

For the Six Months Ended June 30, 2009 and 2008

Dollars in thousands

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Avista Corporation Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2009	54,487,574	$774,986	$(6,092)	$227,989	$996,883	$11,206	$1,008,089
Net income				56,879	56,879	830	57,709
Equity compensation expense		1,270			1,270		1,270
Issuance of common stock	183,091	485			485		485
Other comprehensive income			201		201		201
Cash dividends paid				(21,335)	(21,335)		(21,335)
Equity transactions of consolidated subsidiaries		(1,852)			(1,852)	(2,182)	(4,034)
Liability to subsidiary minority shareholders				494	494		494
Other					—	(347)	(347)

Balance as of June 30, 2009	54,670,665	$774,889	$(5,891)	$264,027	$1,033,025	$9,507	$1,042,532

Balance as of January 1, 2008	52,909,013	$726,933	$(19,608)	$206,641	$913,966	$862	$914,828
Net income				48,776	48,776	140	48,916
Equity compensation expense		1,220			1,220		1,220
Issuance of common stock	586,507	7,374			7,374		7,374
Other comprehensive income			7,385		7,385		7,385
Cash dividends paid				(17,587)	(17,587)		(17,587)
Equity transactions of consolidated subsidiaries		(1,944)			(1,944)	(905)	(2,849)
Liability to subsidiary minority shareholders				6,631	6,631		6,631

Balance as of June 30, 2008	53,495,520	$733,583	$(12,223)	$244,461	$965,821	$97	$965,918

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2009 and 2008 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2008 Form 10-K for definitions of terms such as capacity, energy and therm. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses including Advantage IQ, Inc. (Advantage IQ), a 76 percent (as of June 30, 2009) owned subsidiary. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. See Note 13 for business segment information.

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

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled $13.0 million for the three months ended June 30, 2009 and $12.4 million for the three months ended June 30, 2008. These taxes were $34.3 million for the six months ended June 30, 2009 and $31.6 million for the six months ended June 30, 2008.

Other Income (expense)-Net

Other income (expense)-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income	$413	$1,618	$901	$1,834
Interest on power and natural gas deferrals	719	1,172	1,467	2,140
Equity-related Allowance for Funds Used During Construction	555	965	1,231	1,858
Net loss on investments	(261)	—	(1,009)	(94)
Other expense	(1,656)	(2,273)	(3,386)	(3,098)
Other income	20	246	26	264

Total other income (expense) - net	$(210)	$1,728	$(770)	$2,904

AVISTA CORPORATION

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Unfunded benefit obligation for pensions and other postretirement benefit plans	$(5,891)	$(6,092)

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

The changes in the carrying amount of goodwill are as follows: (dollars in thousands):

	Advantage IQ	Other	Total
Balance as of December 31, 2008	$15,886	$5,246	$21,132
Adjustments	(623)	—	(623)

Balance as of the June 30, 2009	$15,263	$5,246	$20,509

The adjustment to goodwill (recorded in the first quarter of 2009) represents final purchase accounting adjustments for Advantage IQ’s acquisition of Cadence Network based upon the completion of the review of the fair market values of relevant assets and liabilities identified as of the acquisition date.

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network (estimated amortization period of 16 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other properties and investments-net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles for the three months ended June 30, 2009 and 2008 was $0.5 million and $0.1 million, respectively. Amortization expense related to Other Intangibles for the six months ended June 30, 2009 and 2008 was $0.9 million and $0.3 million, respectively.

The gross carrying amount and accumulated amortization of Other Intangibles as of June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Client relationships	$8,909	$8,909
Software development costs	15,228	14,067
Other	570	570

Total other intangibles	24,707	23,546
Less accumulated amortization	(6,710)	(5,804)

Total other intangibles - net	$17,997	$17,742

The following table details the future estimated amortization expense related to Other Intangibles (dollars in thousands):

	2009	2010	2011	2012	2013
Estimated amortization expense	$1,332	$2,758	$2,556	$2,431	$2,153

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

AVISTA CORPORATION

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

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” related to its financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. Effective January 1, 2009, the Company adopted those provisions of SFAS No. 157. The adoption of the provisions of SFAS No. 157 that became effective on January 1, 2008 and 2009, did not have a material impact on the Company’s financial condition, results of operations, and cash flows. However, the Company expanded disclosures with respect to fair value measurements that became effective on January 1, 2008. There were no additional disclosures related to the provisions that became effective January 1, 2009. See Note 9 for the expanded disclosures.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141 and addresses the accounting for all transactions or other events in which an entity obtains control of one or more businesses. This statement requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the transaction at the acquisition date, measured at their fair values as of that date, with limited exceptions. The adoption of SFAS No. 141(R) did not have any impact on the Company’s financial condition, results of operations, and cash flows.

AVISTA CORPORATION

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements. The Company included $9.5 million of noncontrolling (minority) interests in equity as of June 30, 2009 and $11.2 million as of December 31, 2008. The Company had a reduction to net income attributable to noncontrolling (minority) interests of $0.4 million for the three months ended June 30, 2009 and less than $0.1 million for the three months ended June 30, 2008. The Company had a reduction to net income attributable to noncontrolling (minority) interests of $0.8 million for the six months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2008. The noncontrolling (minority) interests primarily relates to third party shareholders of Advantage IQ, who own approximately 24 percent as of June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. The statement requires disclosure of derivative features that are related to credit risk. The Company expanded disclosures with respect to derivatives and hedging activities. See Note 4 for the expanded disclosures.

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

Effective June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company expanded disclosures with respect to the fair value of financial instruments. See Note 9 for the expanded disclosures.

Effective June 30, 3009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides guidance for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances and requires expanded disclosures surrounding equity and debt securities. The adoption of the standard did not have an impact on the Company’s financial condition, results of operations, and cash flows. See Note 9 for expanded disclosures.

Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” This statement established principles and requirements for subsequent events related to: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company evaluated subsequent events through August 7, 2009 (the date the financial statements were issued).

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” This statement amends certain provisions of SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial positions, financial performance,

AVISTA CORPORATION

and cash flows: and a transferor’s continuing involvement in transferred financial assets. The Company will be required to adopt SFAS No. 166 effective January 1, 2010. The Company is evaluating the impact SFAS No. 166 will have on its financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement carries forward the scope of FASB Interpretation No. 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. The Company will be required to adopt SFAS No. 167 effective January 1, 2010. The Company is evaluating the impact SFAS No. 167 will have on its financial condition and results of operations.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will be effective for interim and annual periods ending after September 15, 2009. All existing accounting standard documents will be superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. The Company will be required to adopt the Codification September 30, 2009. The Company does not expect the adoption of the Codification to have any impact on the Company’s financial condition, results of operations, and cash flows. However, the adoption will remove references to specific accounting literature that is currently included in the Company’s financial statements.

NOTE 3. ACCOUNTS RECEIVABLE SALE

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Avista Corp., ARC and a third-party financial institution are parties to a Receivables Purchase Agreement, and on March 13, 2009 that agreement was amended to among other things, extend the termination date to March 12, 2010. Under the Receivables Purchase Agreement, ARC can sell without recourse, and such financial institution will purchase, on a revolving basis, up to $85.0 million of those receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. On a consolidated basis, the amount of such fees is included in other operating expenses of Avista Corp. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s committed lines of credit (see Note 6). Based on calculations of eligible receivables, ARC had the ability to sell up to $56.0 million of receivables under this revolving agreement at June 30, 2009 and $85.0 million at December 31, 2008. There were $14.0 million in accounts receivable sold under this revolving agreement as of June 30, 2009 and $17.0 million as of December 31, 2008.

The Receivables Purchase Agreement requires a receivables report to be prepared on a monthly basis, including information related to customer account delinquency ratios. The June 30, 2009 report indicated that one measurement of the delinquency ratios was in excess of the threshold specified in the Receivables Purchase Agreement, triggering an optional liquidation event. An optional liquidation event gives the receivables purchaser the right, at its option, to terminate its obligations to purchase additional receivables from ARC. Avista Corp, ARC and the third-party financial institution have executed an amendment to the Receivables Purchase Agreement which waived the occurrence of the liquidation event arising from the customer account delinquency ratio increase reflected in the June 30, 2009 report and made certain other amendments to the Receivables Purchase Agreement, including an increase in the delinquency ratio threshold for the periods to be covered by the July 31, 2009 and August 31, 2009 monthly receivables reports and the modification of certain reporting obligations.

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

AVISTA CORPORATION

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

As part of its resource procurement and management operations in the electric business, Avista Utilities engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve Avista Utilities’ load obligations and using these resources to capture available economic value. Avista Utilities sells and purchases wholesale electric capacity and energy and fuel as part of the process of acquiring and balancing resources to serve its load obligations. These transactions range from terms of one hour up to multiple years.

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

As part of its resource procurement and management operations in the natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources. Forward natural gas contracts are typically for monthly delivery periods. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a significant portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its gas supply requirements un-hedged for purchase in short-term and spot markets. Natural gas resource optimization activities include:

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2009 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2009	1,561	482	11,672	765	525	—	5,680	—
2010	576	482	13,347	1,210	621	—	1,162	—
2011	370	—	7,805	—	286	—	—	—
2012	366	—	3,396	—	287	—	—	—
2013	368	—	1,575	—	286	—	—	—
Thereafter	1,682	—	—	—	1,303	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A growing portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. In early 2009, Avista Utilities implemented a process to economically hedge a portion of the foreign currency risk by purchasing Canadian currency when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. As of June 30, 2009, the Company had a current derivative asset for foreign currency hedges of $0.1 million included in other current assets and a current derivative liability for foreign currency hedges of $0.2 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2009, the Company had entered into 50 Canadian currency forward contracts with a notional amount of $6.9 million ($7.8 million Canadian).

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

The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2009 (dollars in thousands):

Entered	Notional	Number of Contracts	Mandatory Cash Settlement Date
December 2008	$50,000	2	December 2009
January 2009	50,000	2	December 2009
March 2009	50,000	2	December 2010

Total	$150,000

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of June 30, 2009, Avista Corp. had a current derivative asset and an offsetting regulatory liability of $9.9 million and a long-term derivative asset and an offsetting regulatory liability of $3.2 million on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

AVISTA CORPORATION

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2009 (in thousands):

	Balance Sheet Location	Fair Value
Asset Derivatives:
Interest rate contracts	Other current assets	$9,887
Interest rate contracts	Other property and investments - net	3,185
Foreign currency contracts	Other current assets	101
Commodity contracts	Current utility energy commodity derivative assets	3,098
Commodity contracts	Current utility energy commodity derivative liabilities	19,210
Commodity contracts	Non-current utility energy commodity derivative assets	62,028
Commodity contracts	Other non-current liabilities and deferred credits	1,708

Total asset derivative instruments recorded on the balance sheet		$99,217

Liability Derivatives:
Foreign currency contracts	Other current liabilities	$235
Commodity contracts	Current utility energy commodity derivative assets	631
Commodity contracts	Current utility energy commodity derivative liabilities	75,945
Commodity contracts	Non-current utility energy commodity derivative assets	15,155
Commodity contracts	Other non-current liabilities and deferred credits	10,116

Total liability derivative instruments recorded on the balance sheet		$102,082

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

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2009 was $48.8 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, the Company would be required to post $22.6 million of collateral to its counterparties.

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

AVISTA CORPORATION

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

Cash deposits from counterparties totaled $0.2 million as of June 30, 2009 and December 31, 2008. These funds were held by Avista Utilities to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral.

NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $28 million in cash to the pension plan in 2008 and $15 million in each of 2007 and 2006. The Company expects to contribute $48 million to the pension plan in 2009 ($32 million was contributed during the first six months of 2009).

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

The Company uses a December 31 measurement date for its pension and postretirement plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2009	2008	2009	2008
Three months ended June 30:
Service cost	$2,673	$2,552	$202	$149
Interest cost	5,404	5,203	571	469
Expected return on plan assets	(4,238)	(5,274)	(341)	(391)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	164	164	(37)	—
Net loss recognition	2,089	659	363	179

Net periodic benefit cost	$6,092	$3,304	$884	$532

Six months ended June 30:
Service cost	$5,346	$5,105	$404	$297
Interest cost	10,808	10,406	1,142	938
Expected return on plan assets	(8,476)	(10,548)	(682)	(781)
Transition obligation recognition	—	—	252	253
Amortization of prior service cost	328	327	(74)	—
Net loss recognition	4,144	1,759	626	244

Net periodic benefit cost	$12,150	$7,049	$1,668	$951

NOTE 6. SHORT-TERM BORROWINGS

The Company has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can request the issuance of up to $320.0 million in letters of credit. The Company had $260.0 million in borrowings outstanding under this committed line of credit as of June 30, 2009 and $250.0 million as of December 31, 2008. Total letters of credit outstanding were $36.7 million as of June 30, 2009 and $24.3 million as of December 31, 2008. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Additionally, the Company has a committed line of credit agreement with various banks in the total amount of $200.0 million with an expiration date of November 24, 2009. As of June 30, 2009 and December 31, 2008, the Company did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $200.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2009, the Company was in compliance with this covenant with a ratio of 3.89 to 1. The committed line of credit agreements also have a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at any time. As of June 30, 2009, the Company was in compliance with this covenant with a ratio of 52.3 percent. If the proposed change in organization becomes effective (see Note 12 for potential holding company formation), the committed line of credit agreements will remain at Avista Corp. The committed line of credit agreements also have a covenant which requires the Company to maintain a minimum funded ratio of the pension plan assets to liabilities. The Pension Protection Act of 2006 (that was implemented in 2008) modified the liability calculation utilized to calculate the funded ratio. Avista Corp. amended

AVISTA CORPORATION

the covenant related to the pension funded ratio, under its $320.0 million committed line of credit agreement, to conform with the calculations under the Pension Protection Act of 2006. The pension funded ratio covenant was included in the $200.0 million committed line of credit agreement.

Advantage IQ

Advantage IQ has a committed credit agreement with a bank that has an expiration date of February 2011. On July 1, 2009, the committed amount was increased from $12.5 million to $15.0 million under the terms of the credit agreement. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $3.4 million of borrowings outstanding under the credit agreement as of June 30, 2009, and $2.2 million as of December 31, 2008.

NOTE 7. LONG-TERM DEBT

The following details the interest rate and maturity dates of long-term debt outstanding as of June 30, 2009 and December 31, 2008 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2009	December 31, 2008
2010	Secured Medium-Term Notes	6.67%-8.02%	$35,000	$35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2013	First Mortgage Bonds	7.25%	30,000	30,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2034	Secured Pollution Control Bonds	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		835,000	835,000
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Other long-term debt and capital leases		2,846	3,006
	Interest rate swaps		(13,261)	(14,129)
	Unamortized debt discount		(1,443)	(1,512)

	Total		827,242	826,465
	Current portion of long-term debt		(17,136)	(17,207)

	Total long-term debt		$810,106	$809,258

(1)	Variable interest rate (reset daily) ranging from 0.25 percent to 1.20 percent during the first six months of 2009. As of June 30, 2009 the variable rate was 0.40 percent.

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

AVISTA CORPORATION

NOTE 9. FAIR VALUE

The carrying values of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion, but excluding capital leases) and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets. The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$839,100	$821,896	$839,100	$875,451
Long-term debt to affiliated trusts	51,547	43,771	113,403	102,027

These estimates of fair value were primarily based on available market information.

Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. As disclosed in Note 2, on January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis, and on January 1, 2009, the Company adopted the provisions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting	Total
June 30, 2009
Assets:
Energy commodity derivatives	$—	$25,476	$60,569	$(36,705)	$49,340
Deferred compensation assets:
Fixed income securities (1)	1,783	—	—	—	1,783
Equity securities (1)	5,350	—	—	—	5,350
Interest rate swaps	—	13,072	—	—	13,072
Foreign currency derivatives	—	101	—	—	101

Total	$7,133	$38,649	$60,569	$(36,705)	$69,646

Liabilities:
Energy commodity derivatives	$—	$87,808	$14,040	$(36,705)	$65,143
Foreign currency derivatives	—	235	—	—	235

Total	$—	$88,043	$14,040	$(36,705)	$65,378

December 31, 2008
Assets:
Energy commodity derivatives	$—	$40,104	$68,047	$(47,604)	$60,547
Deferred compensation assets:
Fixed income securities (1)	1,889	—	—	—	1,889
Equity securities (1)	5,101	—	—	—	5,101
Interest rate swaps	—	875	—	—	875

Total	$6,990	$40,979	$68,047	$(47,604)	$68,412

Liabilities:
Energy commodity derivatives	$—	$110,123	$16,085	$(47,604)	$78,604

(1)	These assets are trading securities.

Avista Utilities enters into forward contracts to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. These contracts are entered into as part of Avista Utilities’ management of loads and resources and certain contracts are considered derivative instruments. The difference between the amount of derivative assets and liabilities disclosed in respective levels and the amount of derivative assets and liabilities disclosed on the Condensed Consolidated Balance Sheets is due to netting arrangements with certain counterparties. The Company uses quoted market prices and forward price curves to estimate the fair value of utility derivative commodity instruments included in Level 2. In particular, electric derivative valuations are performed using broker quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are estimated using New York Mercantile Exchange (NYMEX) pricing for similar instruments, adjusted for basin differences, which are also quoted under NYMEX. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2. The Company also has certain contracts that, primarily due to the length of the respective contract, require the use of internally developed forward price estimates, which include significant inputs that may not be observable or corroborated in the market. These derivative contracts are included in Level 3. Refer to Note 4 for further discussion of the Company’s energy commodity derivative assets and liabilities.

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed excludes cash and cash equivalents of $1.8 million as of June 30, 2009 and December 31, 2008.

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets measured at fair value using significant unobservable inputs for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance as beginning of the period	$48,675	$132,239	$68,047	$98,943
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	11,894	19,932	(6,326)	57,010
Purchases, issuances, and settlements, net	—	(1,200)	(1,152)	(4,982)
Transfers to other categories	—	—	—	—

Ending balance as of June 30	$60,569	$150,971	$60,569	$150,971

The following table presents activity for energy commodity derivative liabilities measured at fair value using significant unobservable inputs for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance as of beginning of the period	$12,867	$46,260	$16,085	$36,506
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	1,674	(24,247)	(1,516)	(14,493)
Purchases, issuances, and settlements, net	(501)	(1,703)	(529)	(1,703)
Transfers to other categories	—	—	—	—

Ending balance as of June 30	$14,040	$20,310	$14,040	$20,310

(1)	In conjunction with the provisions of SFAS No. 133, the WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset certain derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. As such, the Company does not recognize unrealized gains or losses on utility energy commodity derivative instruments in the Condensed Consolidated Statements of Income. The Company recognizes realized gains or losses in the period of contract settlement, subject to regulatory approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in annual adjustments to retail rates through purchased gas cost adjustments, the ERM, the PCA mechanism, and periodic general rate cases.

NOTE 10. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Avista Corporation	$25,852	$23,545	$56,879	$48,776
Subsidiary earnings adjustment for dilutive securities	(18)	(76)	(53)	(151)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$25,834	$23,469	$56,826	$48,625

Denominator:
Weighted-average number of common shares outstanding-basic	54,654	53,301	54,635	53,160
Effect of dilutive securities:
Contingent stock awards	66	192	74	163
Stock options	107	211	66	220

Weighted-average number of common shares outstanding-diluted	54,827	53,704	54,775	53,543

AVISTA CORPORATION

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Earnings per common share attributable to Avista Corporation:
Total earnings per common share, basic	$0.47	$0.44	$1.04	$0.92

Total earnings per common share, diluted	$0.47	$0.44	$1.04	$0.91

Total stock options outstanding that were not included in the calculation of diluted earnings per common share were 343,950 for the three and six months ended June 30, 2009, and 300,750 for the three and six months ended June 30, 2008. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

Federal Energy Regulatory Commission Inquiry

In April 2004, the FERC approved the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff which stated that there was: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy during 2000 and 2001; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) no finding that Avista Utilities or Avista Energy withheld relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001 (Trading Investigation). The Attorney General of the State of California (California AG), the California Electricity Oversight Board, California Parties and the City of Tacoma, Washington challenged FERC’s decisions approving the Agreement in Resolution, which are now pending before the United States Court of Appeals for the Ninth Circuit (Ninth Circuit).

In May 2004, the FERC provided notice that Avista Energy was no longer subject to an investigation reviewing certain bids above $250 per MW in the short-term energy markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) from May 1, 2000 to October 2, 2000 (Bidding Investigation). That matter is also pending before the Ninth Circuit, after the California AG, Pacific Gas & Electric (PG&E), Southern California Edison Company (SCE) and the California Public Utilities Commission (CPUC) filed petitions for review in 2005.

Based on the FERC’s order approving the Agreement in Resolution and the FERC’s denial of rehearing requests, the Company does not expect that this proceeding will have any material adverse effect on its financial condition, results of operations or cash flows. Furthermore, based on information currently know to the Company regarding the Bidding Investigation and the fact that the FERC Staff did not find any evidence of manipulative behavior, the Company does not expect that matter will have a material adverse effect on its financial condition, results of operations or cash flows.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices (MMCP) for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to

AVISTA CORPORATION

the FERC’s August 2005 order. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In June 2009, the FERC reversed, in part, its previous decision and ordered a compliance filing requiring an adjustment to the return on investment component of Avista Energy’s cost filing. That compliance filing was made in July 2009.

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In May 2009, the CalISO filed its 43rd status report on the California recalculation process confirming that the preparatory and the FERC refund recalculations are complete (as are calculations related to fuel cost allowance offsets, emission offsets, cost-recovery offsets, and the majority of the interest calculations). Once the FERC rules on several open issues, the CalISO states that it intends to: (1) perform the necessary adjustment to remove refunds associated with non-jurisdictional entities and allocate that shortfall to net refund recipients; and (2) work with the parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. After completing these calculations, the CalISO states that it intends to make a compliance filing with the FERC that presents the final financial position of each party that participated in its markets during the Refund Period.

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. As of June 30, 2009, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

Many of the orders that the FERC has issued in the California refund proceedings were appealed to the Ninth Circuit. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round was limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the Federal Power Act (FPA); (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit.

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. Petitions for rehearing were denied in April 2009. In July 2009, Avista Energy and Avista Utilities filed a motion at the FERC, asking that the companies be dismissed from any further proceedings arising under section 309 pursuant to the remand. The filing pointed out that section 309 relief is based on tariff violations of the seller, and as to Avista Energy and Avista Utilities, these allegations had already been fully adjudicated in the proceeding that gave rise to the Agreement in Resolution, discussed above. There, the FERC absolved both companies of all allegations of market manipulation or wrongdoing that would justify or permit FPA sections 206 or 309 remedies during 2000 and 2001.

Any potential liabilities or refunds owed by or to Avista Energy in the California refund proceeding were retained by Avista Corp. and/or its subsidiaries and have not been transferred to Shell Energy and/or its affiliates based upon the 2007 sales agreement.

Because the resolution of the California refund proceeding remains uncertain, legal counsel cannot express an opinion on the extent of the Company’s liability, if any. However, based on information currently known, the Company does not expect that the refunds ultimately ordered for the Refund Period will have a material adverse effect on its financial condition, results of operations or cash flows. This is primarily due to the fact that the FERC orders have stated that any refunds will be netted against unpaid amounts owed to the respective parties and the Company does not believe that refunds would exceed unpaid amounts owed to the Company.

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000, and June 20, 2001, were just and reasonable. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In August 2007, the Ninth Circuit found that the FERC, in denying the request for refunds, had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC’s findings must be

AVISTA CORPORATION

reevaluated in light of the evidence. In addition, the Ninth Circuit concluded that the FERC abused its discretion in denying potential relief for transactions involving energy that was purchased by the California Department of Water Resources (CERS) in the Pacific Northwest and ultimately consumed in California. The Ninth Circuit expressly declined to direct the FERC to grant refunds. Requests for rehearing were denied in April 2009.

In May 2009, the Attorney General of the State of California (California AG) filed a complaint against both Avista Energy and Avista Utilities seeking refunds on sales made to CERS during the period January 18, 2001 to June 20, 2001 under section 309 of the FPA (the Brown Complaint). The sales at issue are limited in scope and are duplicative of claims already at issue in the Pacific Northwest proceeding, discussed above.

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

California Attorney General Complaint (the “Lockyer Complaint”)

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the California AG that alleged violations of the FPA by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint but directing sellers to re-file certain transaction summaries. It was not clear that Avista Corp. and its subsidiaries were subject to this directive but the Company took the conservative approach and re-filed certain transaction summaries in June and July of 2002. In September 2004, the Ninth Circuit upheld the FERC’s market-based rate authority, but held that the FERC erred in ruling that it lacked authority to order refunds for violations of its reporting requirement. The Court remanded the case for further proceedings, but did not order any refunds, leaving it to the FERC to consider appropriate remedial options.

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the Commission’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties are directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. The California AG, CPUC, PG&E, and SCE filed their testimony in July 2009 and Avista Energy’s answering testimony is due in September 2009.

Based on information currently known to the Company’s management and the fact that neither Avista Utilities nor Avista Energy ever reached a 20 percent generation market share during 2000 or 2001, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Colstrip Generating Project Complaints

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. The trial is set to begin in May 2011. Because the resolution of this complaint remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

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

WECO and the owners of Units 3 & 4 of Colstrip have agreed to a cost sharing agreement for the payment of the settlements owed to the Montana Department of Revenue for coal production taxes and for the MMS royalty claim. Avista Corp’s share of the settlements, going back to 1991, for both claims for royalties, taxes and interest claimed was $1.8 million including payments for the calendar year 2008.

The Company expects to recover, through the ratemaking process, the amounts paid and included in fuel costs through the ERM and PCA mechanism.

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

Lake Coeur d’Alene

In July 1998, the United States District Court for the District of Idaho issued its finding that the Coeur d’ Alene Tribe (the Tribe) owns, among other things, portions of the bed and banks of Lake Coeur d’Alene (Lake) lying within the current boundaries of the Tribe’s reservation lands. The United States District Court decision was affirmed by the United States Court of Appeals for the Ninth Circuit and the United States Supreme Court in June 2001. This ownership decision resulted in, among other things, Avista Corp. being liable to the Tribe for water storage on the Tribe’s land and for Section 10(e) payments.

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

AVISTA CORPORATION

Avista Corp. agreed to compensate the Tribe a total of $39 million ($25 million paid in 2008, $10 million to be paid in 2009 and $4 million to be paid in 2010) for trespass and Section 10(e) payments for past storage of water for the period from 1907 through 2007. Avista Corp. agreed to compensate the Tribe for future storage of water through Section 10(e) payments of $0.4 million per year beginning in 2008 and continuing through the first 20 years of the new license and $0.7 million per year through the remaining term of the license.

In addition to Section 10(e) payments, Avista Corp. agreed to make annual payments over the life of the new FERC license to fund a variety of protection, mitigation and enhancement measures on the Coeur d’Alene Reservation required under Section 4(e) of the Federal Power Act. These payments involve creation of a Coeur d’Alene resource protection trust fund (the Trust Fund). Annual payments from the Company to the Trust Fund for protection, mitigation and enhancement measurements commenced with the issuance of the new FERC license issued in June 2009 and are expected to total approximately $100 million over an assumed 50-year license term (the 2010 payment of $12.0 million was paid in July 2009).

In September 2008, as part of the settlement of the Company’s general rate case, the IPUC approved deferral of the Idaho jurisdictional allocation of amounts paid to the Tribe, the Trust Fund or related to the licensing of its hydroelectric generating facilities for later recovery through rates in a subsequent general rate filing. In June 2009, Avista Corp. entered into an all-party settlement stipulation with respect to its general rate case that was filed with the IPUC in January 2009. This settlement stipulation, which included the recovery of amounts paid to the Tribe, the Trust Fund or related to the licensing of Avista Corp.’s hydroelectric generating facilities, was approved by the IPUC in July 2009.

In December 2008, as part of the settlement of the Company’s general rate case, the WUTC approved deferral of the Washington jurisdictional allocation of amounts paid to the Tribe, the Trust Fund or related to the licensing of its hydroelectric generating facilities for later recovery through rates in a subsequent general rate filing.

On January 27, 2009, the Public Counsel Section of the Washington Attorney General’s Office (Public Counsel) filed a Petition for Judicial Review of the WUTC’s December 2008 order approving the settlement of the Company’s general rate case. Public Counsel raised a number of issues that were previously argued before the WUTC. These include whether settlement costs associated with resolving the dispute with the Tribe were prudent and whether recovery of such costs would constitute illegal “retroactive ratemaking.” The appeals process may take several months and a decision is not expected until later in 2009 or early 2010. The court will either affirm the decision of the WUTC in its entirety or reverse the decision, in whole or in part, and possibly remand the matter back to the WUTC for further consideration, which could possibly result in small refunds to customers and regulatory disallowance of the Washington portion, approximately $25.2 million, that the Company has agreed to compensate the Tribe. The Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company’s results of operations, financial condition or cash flows.

Spokane River Relicensing

The Company owns and operates six hydroelectric plants on the Spokane River, and five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street, and Post Falls, which have a total present capability of 144.1 MW) are under one FERC license and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC.

The Company filed a Notice of Intent to Relicense in July 2002. The formal consultation process involving planning and information gathering with stakeholder groups lasted through July 2005, when the Company filed its new license applications with the FERC. Since 2005 the Company has been involved in various legal proceedings as well as settlement discussions to resolve issues related to Spokane River Project operations and resource impacts associated with the Spokane River Project. After completion of formal proceedings, and subsequent to the resolution of known issues, FERC issued a new single 50-year license for the Spokane River Project on June 18, 2009.

The new license incorporated the 4(e) conditions that were included in the December 2008 Settlement Agreement with the Department of Interior and the Coeur d’Alene Tribe, as well as the mandatory conditions that were agreed to in the Idaho 401 Water Quality Certifications and in the amended Washington 401 Water Quality Certification. Various issues that were appealed under the Washington 401 Water Quality Certification were subsequently resolved through settlement.

AVISTA CORPORATION

The Company’s estimate of the potential cost of the conditions proposed for the Spokane River Project, based on estimates of what it would cost to implement the recommendations and conditions included in the FERC’s FEIS and the numerous settlement agreements, total approximately $305 million over a 50-year period.

In addition, the December 2008 Settlement Agreement between the Company and the Tribe resolved FPA Section 10(e), or water storage payments related to the Post Falls hydroelectric facility. Under the Agreement, Avista Corp. will pay the Tribe $0.4 million annually for the first 20 years of a new FERC license and $0.7 million annually for the remainder of the license term for Section 10(e) charges.

The WUTC approved, for future recovery, costs incurred in relicensing the Spokane River Project, as well as the costs related to settlement with the Tribe. The Public Counsel Section of the Washington Attorney General’s Office filed a Petition for Judicial Review of the WUTC’s December 2008 order approving the settlement of the Company’s Washington general rate case, which included the costs related to settlement with the Tribe. Refer to the Lake Coeur d’Alene disclosure included in note 11 above for further details. The WUTC approved deferred accounting treatment, with a carrying cost, until these costs are reflected in future retail rates. The IPUC approved similar deferred accounting treatment. The Company’s general rate cases, filed in January 2009, reflect recovery of both the direct and deferred costs. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to the relicensing of the Spokane River Project.

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

AVISTA CORPORATION

Compliance with new and proposed requirements and possible additional legislation or regulations will result in increases to capital expenditures and operating expenses for expanded emission controls at the Company’s thermal generating facilities. The Company, along with the other owners of Colstrip, completed the first phase of testing on two mercury control technologies. The joint owners of Colstrip believe based upon preliminary results that the plant will be able to comply with the Montana law without utilizing the temporary alternate emission limit provision. Preliminary estimates indicate that the Company’s share of installation capital costs will be $1.5 million and annual operating costs will increase by $1.5 million (beginning in late-2009). The Company will continue to seek recovery, through the ratemaking process, of the costs to comply with various air quality requirements.

Residential Exchange Program

The residential exchange program is intended to provide access to the benefits of low-cost federal hydroelectric power to residential and small-farm customers of the region’s private (investor owned) and public (governmental or customer owned) utilities. The Bonneville Power Administration (BPA) administers the residential exchange program under the Northwest Power Act. Avista Corp. customers are currently receiving benefits under a new Residential Exchange Contract signed with the BPA for 2009 through 2011. Under this contract, residential exchange benefits for Avista Corp. customers were expected to be $2.4 million for the period November 1, 2008 through October 31, 2009. The substantial reduction in benefits from the previous year was primarily due to the BPA’s calculation of benefits in connection with a disputed provision in Avista’s 1981 Residential Exchange Contract. Avista Corp. and the BPA recently announced a settlement and resolution of the disputed Residential Exchange Contract issue. The settlement results in a benefit to Avista Corp. customers for the period November 1, 2008 through October 31, 2009 of $8.9 million. The WUTC and IPUC approved Avista Corp.’s filings to increase customer bill credits effective August 1, 2009. The amount of the bill credit is calculated to reflect the disbursement of $8.9 million for the period October 1, 2008 through September 30, 2009, and an expected $6.3 million for the period October 1, 2009 through September 30, 2010. Petitions for review are currently pending in the United States Court of Appeals for the Ninth Circuit which challenge certain terms of the Residential Exchange Contracts as well as the BPA’s final record of decision, which establishes the methodology and rates that determine the residential exchange benefits for Avista’s customers.

Since the residential exchange payments are passed through to Avista Corp.’s residential and small farm customers as adjustments to electric bills, Avista Corp. does not expect the payments or any pending litigation regarding the residential exchange program benefits for Avista Corp.’s customers to impact Avista Corp.’s net income.

Noxon Rapids Hydroelectric Facility

In late February 2009, a spill of mineral oil occurred at the Company’s Noxon Rapids Hydroelectric Generating Project (Noxon Rapids) located near Noxon, Montana. Operators at Noxon Rapids discovered ice that had built up on the face of the dam fell off and broke a pressure gauge on the valve of a pipe carrying oil, causing the oil to spill onto the transformer deck. The deck contains storm water drains and just over 1,000 gallons of lightweight mineral oil was released from one of these drains into the stretch of the Clark Fork River between the Noxon Rapids and Cabinet Gorge hydroelectric projects (the Company owns and operates both projects). The Company completed cleanup immediately and further follow up in April 2009 pursuant to an Agreed Order issued by the EPA. The Company completed the terms of the Agreed Order issued by the EPA in April 2009. The Company accrued $1.5 million related to the estimated cleanup costs during 2009. The Company’s estimate of its liability could change in future periods due to possible penalties. The Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company’s results of operations, financial condition or cash flows.

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

AVISTA CORPORATION

Avista Corp. received approval from the FERC in April 2006 (conditioned on approval by the state regulatory agencies), the IPUC in June 2006 and the WUTC in February 2007. Avista Corp. also filed for approval from the utility regulators in Oregon and Montana and proceedings are pending in each of these jurisdictions. The statutory share exchange is subject to the receipt of the remaining regulatory approvals and the satisfaction of other conditions. The Company cannot predict when the regulatory decisions will be obtained or if they will be on terms acceptable to the Company.

The IPUC accepted a stipulation entered into between Avista Corp. and the IPUC Staff that sets forth a variety of conditions, which would serve to segregate the Company’s utility operations from the other businesses conducted by the holding company. The stipulation among other things would require Avista Corp. to maintain certain common equity levels as part of its capital structure. The calculation of the utility equity component is essentially the ratio of Avista Corp.’s total common equity to total capitalization excluding, in each case, Avista Corp.’s investment in Avista Capital. The utility equity component was approximately 45.7 percent as of June 30 2009. In addition, IPUC approval would be required for any dividend from Avista Corp. to the holding company that would reduce utility common equity below 25 percent of total capitalization which, for this purpose, includes long and short-term debt, capitalized lease obligations and preferred and common equity.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non-Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2009:
Operating revenues	$279,865	$18,046	$9,200	$27,246	$—	$307,111
Resource costs	125,651	—	5,341	5,341	—	130,992
Other operating expenses	57,489	14,241	4,275	18,516	—	76,005
Depreciation and amortization	23,180	1,041	329	1,370	—	24,550
Income (loss) from operations	56,063	2,764	(745)	2,019	—	58,082
Interest expense (2)	16,374	20	59	79	(40)	16,413
Income taxes	14,948	997	(326)	671	—	15,619
Net income (loss) attributable to Avista Corporation	25,381	1,276	(805)	471	—	25,852
Capital expenditures	46,390	650	2	652	—	47,042
For the three months ended June 30, 2008:
Operating revenues	$326,645	$12,401	$11,264	$23,665	$—	$350,310
Resource costs	183,075	—	5,535	5,535	—	188,610
Other operating expenses	52,520	9,199	5,301	14,500	—	67,020
Depreciation and amortization	21,914	639	414	1,053	—	22,967
Income from operations	53,913	2,563	14	2,577	—	56,490
Interest expense (2)	22,204	35	47	82	(16)	22,270
Income taxes	12,393	946	(34)	912	—	13,305
Net income (loss) attributable to Avista Corporation	22,026	1,579	(60)	1,519	—	23,545
Capital expenditures	43,102	868	82	950	—	44,052

AVISTA CORPORATION

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2009:
Operating revenues	$740,730	$35,386	$18,465	$53,851	$—	$794,581
Resource costs	415,343	—	11,068	11,068	—	426,411
Other operating expenses	115,222	27,931	7,878	35,809	—	151,031
Depreciation and amortization	46,103	2,067	665	2,732	—	48,835
Income (loss) from operations	119,685	5,388	(1,146)	4,242	—	123,927
Interest expense (2)	33,222	137	73	210	(73)	33,359
Income taxes	31,949	1,876	(738)	1,138	—	33,087
Net income (loss) attributable to Avista Corporation	55,964	2,442	(1,527)	915	—	56,879
Capital expenditures	87,900	1,632	8	1,640	—	89,540
For the six months ended June 30, 2008:
Operating revenues	$798,917	$24,921	$22,779	$47,700	$—	$846,617
Resource costs	501,301	—	11,455	11,455	—	512,756
Other operating expenses	104,239	18,090	10,255	28,345	—	132,584
Depreciation and amortization	43,356	1,263	799	2,062	—	45,418
Income from operations	109,713	5,568	270	5,838	—	115,551
Interest expense (2)	42,772	55	98	153	(30)	42,895
Income taxes	26,380	2,063	(49)	2,014	—	28,394
Net income attributable to Avista Corporation	45,340	3,345	91	3,436	—	48,776
Capital expenditures	90,782	1,954	95	2,049	—	92,831
Total Assets:
As of June 30, 2009	$3,302,162	$130,319	$65,361	$195,680	$—	$3,497,842
As of December 31, 2008	3,434,844	125,911	69,992	195,903	—	3,630,747

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of June 30, 2009, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of Avista Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.

/s/    Deloitte & Touche LLP

Seattle, Washington

August 7, 2009

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

•

the effect of state and federal regulatory decisions affecting our ability to recover costs and/or earn a reasonable return including, but not limited to, the disallowance of costs and investments, and delay in the recovery of ownership and operating costs;

•

the potential effects of legislation or administrative rulemaking, including the possible adoption of national or state laws requiring resources to meet certain standards and placing restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2000 and 2001, and including possible retroactive price caps and resulting refunds;

•	the outcome of legal proceedings and other contingencies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	wholesale and retail competition including, but not limited to, electric retail wheeling and transmission costs;

•	the ability to maintain licenses for our hydroelectric generating facilities at cost-effective levels with reasonable terms and conditions;

•	unplanned outages at any of our generating facilities or the inability of facilities to operate as intended;

•	unanticipated delays or changes in construction costs, as well as our ability to obtain required operating permits for present or prospective facilities;

AVISTA CORPORATION

•	natural disasters that can disrupt energy production or delivery, as well as the availability and costs of materials and supplies and support services;

•	blackouts or disruptions of interconnected transmission systems;

•	the potential for terrorist attacks or other malicious acts, particularly with respect to our utility assets;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory;

•	the loss of significant customers and/or suppliers;

•	default or nonperformance on the part of any parties from which we purchase and/or sell capacity or energy;

•	deterioration in the creditworthiness of our customers and counterparties;

•	the effect of any potential decline in our credit ratings;

•	increasing health care costs and the resulting effect on health insurance provided to our employees and retirees;

•	increasing costs of insurance, changes in coverage terms and our ability to obtain insurance;

•	employee issues, including changes in collective bargaining unit agreements, strikes, work stoppages or the loss of key executives, as well as our ability to recruit and retain employees;

•	the potential effects of negative publicity regarding business practices, whether true or not, which could result in, among other things, costly litigation and a decline in our common stock price;

•	changes in technologies, possibly making some of the current technology obsolete;

•	changes in tax rates and/or policies; and

•	changes in our strategic business plans, which may be affected by any or all of the foregoing, including the entry into new businesses and/or the exit from existing businesses.

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

Potential Holding Company Formation

At the Annual Meeting of Shareholders in May 2006, the shareholders of Avista Corp. approved a proposal to proceed with a statutory share exchange, which would change our organization to a holding company structure. We received approval from the FERC in April 2006 (conditioned on approval by the state regulatory agencies), the IPUC in June 2006 and the WUTC in February 2007. We also filed for approval from the utility regulators in Oregon and Montana and proceedings are pending in each of these jurisdictions. The statutory share exchange is subject to the receipt of the remaining regulatory approvals and the satisfaction of other conditions. We can not predict when regulatory decisions will be obtained or if they will be on terms acceptable to us. See further information at “Note 12 of the Notes to Condensed Consolidated Financial Statements.”

Business Segments

We have two reportable business segments as follows:

•

Avista Utilities –an operating division of Avista Corp. comprising our regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas. The utility also engages in wholesale purchases and sales of electricity and natural gas.

AVISTA CORPORATION

•

Advantage IQ – an indirect subsidiary of Avista Corp. (approximately 76 percent owned as of June 30, 2009) that provides sustainable utility expense management solutions, partnering with multi-site companies across North America to assess and manage utility costs and usage. Advantage IQ’s primary product lines include processing, payment and auditing of energy, telecom, waste, water/sewer and lease bills as well as strategic management services.

We have other businesses, including sheet metal fabrication, venture fund investments and real estate investments, as well as certain natural gas storage facilities and a power purchase agreement held by Avista Energy.. These activities do not represent a reportable segment.

Advantage IQ, Avista Energy, and various other companies are subsidiaries of Avista Capital, Inc. (Avista Capital) which is a direct, wholly owned subsidiary of Avista Corp. Our total Avista Corporation stockholders’ equity was $1,033.0 million as of June 30, 2009, of which $77.5 million represented our investment in Avista Capital.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Avista Utilities	$25,381	$22,026	$55,964	$45,340
Advantage IQ	1,276	1,579	2,442	3,345
Other	(805)	(60)	(1,527)	91

Net income attributable to Avista Corporation	$25,852	$23,545	$56,879	$48,776

Executive Level Summary

Overall

Our operating results and cash flows are primarily from:

•	regulated utility operations (Avista Utilities), and

•	facility information and cost management services for multi-site customers (Advantage IQ).

Our net income was $25.9 million for the three months ended June 30, 2009, an increase from $23.5 million for the three months ended June 30, 2008. This increase was primarily due to increased earnings at Avista Utilities (primarily due to the implementation of general rate increases in Washington and Idaho) as well as a decrease in interest expense. Our net income was $56.9 million for the six months ended June 30, 2009, an increase from $48.8 million for the six months ended June 30, 2008. Consistent with the quarterly increase, this was primarily due to increased earnings at Avista Utilities as well as a decrease in interest expense.

In late 2007, early 2008, and early 2009, respectively Moody’s Investors Service, Standard & Poor’s and Fitch Ratings upgraded our credit ratings, which resulted in an investment grade rating for our senior unsecured debt and corporate rating from each of these rating agencies. The upgrades reflected several steps taken over the past few years to lower our business risk profile and improve financial metrics.

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

We are observing declines in employment throughout our service area due to cutbacks in the construction, forest products, mining and manufacturing sectors. Non-farm employment contraction for June 2009 as compared to June 2008 was 4.3 percent in Spokane, Washington, 3.9 percent in Medford, Oregon and 2.6 percent in Coeur d’Alene, Idaho, compared to the national average decline of 4.2 percent. Unemployment rates are much higher than a year ago in our eastern Washington, northern Idaho and southern Oregon service areas. Unemployment rates for June 2009 were 8.9 percent in Spokane, Washington, 8.6 percent in Coeur d’Alene, Idaho and 13.6 percent in Medford, Oregon, compared to the national average of 9.5 percent. The housing market in Coeur d’Alene, Idaho and Medford, Oregon has continued to deteriorate; the June 2009 monthly foreclosure rate was 0.39 percent in

AVISTA CORPORATION

Kootenai County (the county that includes Coeur d’Alene, Idaho), and 0.30 percent in Jackson County (the county that includes Medford, Oregon) compared to the national foreclosure rate of 0.25 percent; the housing market in Spokane County remains stable with a foreclosure rate of 0.02 percent.

Avista Utilities

Avista Utilities is our most significant business segment. Our utility operating and financial performance is dependent upon, among other things:

•	weather conditions,

•	the price of natural gas in the wholesale market, including the effect on the price of fuel for generation,

•	the price of electricity in the wholesale market, including the effects of weather conditions, natural gas prices and other factors affecting supply and demand,

•	regulatory decisions, allowing our utility to recover costs, including purchased power and fuel costs, on a timely basis, and to earn a fair return on investment, and

•

the ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including our credit ratings, interest rates and other capital market conditions.

Our utility net income was $25.4 million for the three months ended June 30, 2009, an increase from $22.0 million for the three months ended June 30, 2008 primarily due to an increase in gross margin (operating revenues less resource costs). The increase in gross margin was primarily due to the implementation of the general rate increases in Washington and Idaho effective January 1, 2009 and October 1, 2008, respectively. We recognized an expense of $6.8 million under the ERM for the second quarter of 2009 compared to $4.0 million in the second quarter of 2008. The increase in net income was also partially due to a decrease in interest expense. This was partially offset by an increase in other operating expenses.

Our utility net income was $56.0 million for the six months ended June 30, 2009, an increase from $45.3 million for the six months ended June 30, 2008 primarily due to an increase in gross margin (operating revenues less resource costs). Consistent with the quarterly change, the increase in gross margin was primarily due to the implementation of the general rate increases in Washington and Idaho. We recognized an expense of $4.1 million under the ERM for the six months ended June 30, 2009 compared to $7.4 million for the six months ended June 30, 2008. The increase in net income was also partially due to a decrease in interest expense. This was partially offset by an increase in other operating expenses.

We plan to continue to invest in generation, transmission and distribution systems with a focus on providing reliable service to our customers. Utility capital expenditures were $87.9 million for the six months ended June 30, 2009. We expect utility capital expenditures to be over $210 million for 2009. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Advantage IQ

Advantage IQ’s net income attributable to Avista Corporation was $1.3 million for the three months ended June 30, 2009, a decrease from $1.6 million for the three months ended June 30, 2008. Advantage IQ’s net income attributable to Avista Corporation was $2.4 million for the six months ended June 30, 2009, a decrease from $3.3 million for the six months ended June 30, 2008. The decrease for each period of 2009 as compared to 2008 was primarily due to lower short-term interest rates (which decreases interest revenue), the decrease in our ownership percentage in the business in connection with the acquisition of Cadence Network effective July 2, 2008 and increased amortization of intangible assets (related to the Cadence acquisition – refer to the Cadence discussion below). During 2009, we are anticipating slower internal growth at Advantage IQ than had been expected, as some of its clients are experiencing bankruptcies and store closures in these difficult economic times. Additionally, interest revenue is expected to be lower in 2009 due to the historic low short-term interest rate environment that we are currently experiencing, which is expected to continue throughout 2009.

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

Other Businesses

The net loss attributable to Avista Corporation for these operations was $0.8 million for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008. The net loss attributable to Avista Corporation for these operations was $1.5 million for the six months ended June 30, 2009 compared to net income of $0.1 million for the six months ended June 30, 2008. Contributing to the net loss attributable to Avista Corporation in the second quarter and first six months of 2009 were losses on long-term venture fund investments and the accrual of a $0.3 million environmental liability. This environmental liability relates to the final cleanup of a waste water treatment plant site that was decommissioned in 1993.

Liquidity and Capital Resources

We need to access long-term capital markets from time to time to finance capital expenditures, repay maturing long-term debt and obtain additional working capital. Our ability to access capital on reasonable terms is subject to numerous factors, many of which, including market conditions, are beyond our control. Conditions in the financial markets since the fall of 2008 have resulted in companies having limited access to capital on reasonable terms and have resulted in a significant increase in long-term borrowing rates for corporations. If we are unable to obtain capital on reasonable terms, it may limit or prohibit our ability to finance capital expenditures and repay maturing long-term debt. Our liquidity needs could exceed our short-term credit availability and lead to defaults on various financing arrangements. We would also likely be prohibited from paying dividends on our common stock.

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 5, 2011. We had $260.0 million of cash borrowings and $36.7 million in letters of credit outstanding as of June 30, 2009, under our $320.0 million committed line of credit. In November 2008, we entered into a new committed line of credit in the total amount of $200.0 million with an expiration date of November 24, 2009. We entered into this line of credit to ensure we had adequate liquidity, as conditions in the financial markets resulted in limited access to capital on reasonable terms. To date, we have not borrowed any funds under this committed line of credit.

In March 2009, we amended our accounts receivable sales facility with Bank of America, N.A. to extend the termination date to March 2010. Under this facility, we can sell without recourse, on a revolving basis, up to $85.0 million of accounts receivable. Based upon calculations of our eligible accounts receivable under this agreement, we had the ability to sell up to $56.0 million as of June 30, 2009. There were $14.0 million in accounts receivable sold under this facility as of June 30, 2009.

The Receivables Purchase Agreement requires a receivables report to be prepared on a monthly basis, including information related to customer account delinquency ratios. The June 30, 2009 report indicated that one measurement of the delinquency ratios was in excess of the threshold specified in the Receivables Purchase Agreement, triggering an optional liquidation event. An amendment to the Receivables Purchase Agreement was executed which waived the occurrence of the liquidation event arising from the customer account delinquency ratio increase reflected in the June 30, 2009 report. See further information at Note 3 of the “Notes to Condensed Consolidated Financial Statements.”

As of June 30, 2009, we had a combined $265.3 million of available liquidity under our $320.0 million committed line of credit, $200.0 million committed line of credit, and $85.0 million revolving accounts receivable sales facility.

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

AVISTA CORPORATION

After considering the issuances of long-term debt during 2009, we expect net cash flows from operating activities and our committed line of credit agreements (total of $520.0 million) to provide adequate resources to fund:

•	capital expenditures,

•	dividends, and

•	other contractual commitments.

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. We issued 750,000 shares of common stock under this sales agency agreement in 2008. We will continue to evaluate issuing common stock in future periods; however, we are not currently planning to issue common stock for the remainder of 2009, other than for compensatory plans and the direct stock purchase and dividend reinvestment plan.

Due to market conditions and the decline in the fair value of pension plan assets, we are planning to contribute $48 million to the pension plan in 2009 ($32 million was contributed during the first half of 2009) as compared to the $28 million we contributed in 2008. The final determination of pension plan contributions beyond 2009 is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the projected benefit obligation). We have adequate liquidity to meet our pension plan funding obligations for 2009.

Avista Utilities – Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	more closely align earned returns with those allowed by regulators.

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include in-service dates of major capital investments and the timing of changes in major revenue and expense items. Primarily due to the significant amount of capital investments we are making in our utility infrastructure and increasing operating costs, we filed general rate cases in Washington and Idaho in January 2009 and Oregon in June 2009.

The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2009	8.22%	10.2%	46%
Idaho electric and natural gas	August 2009	8.55%	10.5%	50%
Oregon natural gas	April and November 2008	8.21%	10.0%	50%

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

AVISTA CORPORATION

On January 27, 2009, Public Counsel filed a Petition for Judicial Review (in Thurston County Superior Court) of the WUTC’s December 2008 order approving our multiparty settlement. Public Counsel raised a number of issues that were previously argued before the WUTC. These include whether settlement costs associated with resolving the dispute with the Coeur d’Alene Tribe were prudent and whether recovery of such costs would constitute illegal “retroactive ratemaking.” Public Counsel also questioned whether the WUTC’s decision to entertain supplemental testimony by us to update our filing for power supply costs during the course of the proceedings was appropriate. Finally, Public Counsel argued that the settlement improperly included advertising costs, dues and donations, and certain other expenses.

The appeal itself did not prevent the new rates from going into effect. The appeals process may take several months and a decision is not expected until later in 2009 or early 2010. The court will either affirm the decision of the WUTC in its entirety or reverse the decision, in whole or in part, and possibly remand the matter back to the WUTC for further consideration, which could possibly result in small refunds to customers and regulatory disallowance of the Washington portion, approximately $25.2 million, that we have agreed to compensate the Tribe. We cannot predict the potential impact the outcome of this matter could ultimately have on our results of operations, financial condition or cash flows.

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

In June 2009, we entered into an all-party settlement stipulation with respect to our general rate case that was filed with the IPUC in January 2009. This settlement stipulation was approved by the IPUC in July 2009. The new electric and natural gas rates became effective on August 1, 2009. As agreed to in the settlement, base electric rates for our Idaho customers increased by an average of 5.7 percent, which is designed to increase annual revenues by $12.5 million. Offsetting the base electric rate increase was an overall 4.2 percent decrease in the current Power Cost Adjustment (PCA) surcharge, which is designed to decrease annual PCA revenues by $9.3 million, resulting in a net increase in annual revenues of $3.2 million. Base natural gas rates for our Idaho customers increased by an average of 2.1 percent, which is designed to increase annual revenues by $1.9 million. Offsetting the natural gas rate increase for residential customers was an equivalent purchased gas adjustment (PGA) decrease of 2.1 percent. Large general services received a PGA decrease of 2.4 percent and interruptible services received a PGA decrease of 2.8 percent. The overall PGA decrease resulted in a $2.0 million decrease in annual PGA revenues, resulting in a net decrease in annual revenues of $0.1 million. The Purchased Gas Adjustments are designed to pass through changes in natural gas costs to our customers with no change in gross margin or net income.

Our January 2009 request was for an electric rate increase of 12.8 percent, which was designed to increase annual revenues by $31.2 million. Offsetting the electric rates increase was a decrease in the PCA surcharge of 5.0 percent, which was designed to decrease annual revenues by $12.3 million. We also requested to increase natural gas rates by an average of 3.0 percent, which was designed to increase annual revenues by $2.7 million.

The settlement was based on a rate of return of 8.55 percent with a common equity ratio of 50.0 percent and a 10.5 percent return on equity. Our January 2009 request was based on a rate of return of 8.8 percent with a common equity ratio of 50.0 percent and an 11.0 percent return on equity.

AVISTA CORPORATION

Oregon General Rate Cases

As approved by the OPUC in March 2008, natural gas rates for our Oregon customers increased 0.4 percent effective April 1, 2008 (designed to increase annual revenues by $0.5 million) and increased an additional 1.1 percent effective November 1, 2008 (designed to increase annual revenues by an additional $1.4 million).

In June 2009, we filed a general rate case with the OPUC requesting to increase natural gas rates for our Oregon customers. In the general rate case filing, we requested a natural gas rate increase of 11.6 percent. The filing is designed to increase annual natural gas service revenues by $14.2 million. Our request is based on a proposed rate of return on rate base of 8.96 percent, with a common equity ratio of 51.5 percent and an 11.0 percent return on equity. The OPUC generally has up to 10 months to review a general rate case filing.

Purchased Gas Adjustments

Effective June 1, 2009, natural gas rates decreased 6.7 percent in Idaho and effective August 1, 2009 rates decreased 2.1 percent. Effective June 1, 2009, natural gas rates decreased 8.1 percent in Washington. Effective November 1, 2008, natural gas rates decreased 4.1 percent in Oregon. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for unhedged supply. In October 2008, the OPUC issued an order based upon an extensive review of the current PGA mechanism. The order reaffirmed the current mechanism and included several minor modifications that we believe will not have a significant impact on our gas purchasing and hedging strategies or net income. Total net deferred natural gas costs were a liability of $38.9 million as of June 30, 2009, an increase from $18.6 million as of December 31, 2008.

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

In October 2008, we filed the tax report for 2007 showing taxes paid to be less than taxes collected by $2.0 million before interest. We claimed that no refund should be made in connection with the 2007 tax report, asserting that such a refund would violate the “fair and reasonable” standard provided for under OPUC rules. In January 2009, we reached a settlement stipulation that would result in no refund related to the 2007 tax report. A joint brief related to the settlement was filed in February 2009. On April 10, 2009, the settlement stipulation was rejected by the OPUC and we were ordered to file tariffs to refund $2.0 million plus approximately $0.4 million of interest. After tariffs are filed, we are allowed to file a request to terminate or modify the refund, arguing that the resulting rates would not be fair or sufficient. On April 14, 2009, the OPUC issued an order adopting a temporary rule amendment changing the time period used for the earnings review to evaluate the fair and reasonable standard from the applicable tax year to the period during which the automatic adjustment clause would be in effect. On May 5, 2009 we filed a claim that the refund would result in confiscatory rates, and proposed that no refund be implemented. On May 8, 2009, the OPUC suspended the refund tariff until December 1, 2009, and established a procedural schedule. On June 15, 2009, we filed our opening testimony. OPUC Staff and Intervenor’s opening testimony was filed on July 28, 2009. We have recorded a potential refund liability related to the 2008 tax report of $1.4 million. However, any final determination of refunds or surcharges to customers will ultimately be determined based on final calculations for the 2008 tax year.

Natural Gas Decoupling

In January 2007, the WUTC approved the implementation of a natural gas decoupling mechanism. Because our rate structure provides for recovery of the majority of fixed costs on a per-therm (sales volume) basis, energy efficiency and conservation objectives are directly at odds with the recovery of fixed costs, which do not vary with the volume of natural gas sold. Decoupling separates the direct link between natural gas sales volume and the recovery of the fixed cost of providing service to our customers. The decoupling mechanism allows us to recover lost margin resulting from lower usage by Washington customers due to conservation and price elasticity. However, the mechanism does not provide rate adjustments related to abnormal weather. The rate adjustment in any one year is limited to no more than 2 percent. Our most recent decoupling rate adjustment became effective November 1, 2008 and is designed to recover $0.7 million from Washington residential and small commercial customers over a twelve month period. This represents an incremental rate increase of 0.3 percent, reflecting 90 percent of the lost margin during the period July 2007 through June 2008.

AVISTA CORPORATION

The decoupling mechanism was a two and one half year pilot that began in January 2007. We filed a request with the WUTC on April 30, 2009 to: 1) continue the natural gas decoupling mechanism on a permanent basis, and 2) temporarily extend the mechanism beyond the end of the pilot period (June 30, 2009) until the WUTC decides whether or not to extend it on a permanent basis. On June 30, 2009 the WUTC issued an order granting the temporary extension. As part of the general rate case filing made earlier this year, the WUTC will evaluate the results of the mechanism during the latter half of 2009 and decide on its continuance by the end of 2009.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and the amount included in base retail rates for our Washington customers. In periods where we are a net seller of wholesale power, market prices lower than the prices included in rates negatively impacts the ERM. In periods where we are a net purchaser, market prices lower than the amount included in retail rates has a beneficial impact under the ERM.

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

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
+/- $0 - $4 million	0%	100%
+ between $4 million - $10 million	50%	50%
-between $4 million - $10 million	75%	25%
+/- excess over $10 million	90%	10%

Under the ERM, we make an annual filing on or before April 1st of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. In July 2009, the WUTC issued an order, which approved the recovery of power cost deferrals under the ERM for 2008. Additionally, we must make a filing (no sooner than January 1, 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

A provision of our ERM requires that in the case of a major plant outage (below 70 percent availability), there may be a disallowance of fixed costs during the outage period if the outage resulted from our imprudent actions, or if actual fixed costs are below the level used to calculate base rates. There is currently an extended outage at the coal-fired Colstrip generating plant of which we are a 15 percent owner. We believe the outage is not due to imprudent actions and we expect there to be no reduction in fixed costs during the plant outage.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain

AVISTA CORPORATION

actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. The PCA rate surcharge was 0.61 cents per KWh (designed to recover $21.7 million) for the period October 1, 2008 through September 30, 2009. The surcharge rate was lowered to 0.344 cents per KWh on August 1, 2009 to help mitigate the impact of the general rate increase that was also effective on that date. The surcharge rate is expected to remain in place until October 1, 2010, when it will be replaced by a new rate that will be proposed as part of the PCA report for the period July 1, 2009 through June 30, 2010.

The following table shows activity in deferred power costs for Washington and Idaho during the six months ended June 30, 2009 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2008	$36,952	$20,655	$57,607
Activity from January 1 – June 30, 2009:
Power costs deferred	91	7,587	7,678
Interest and other net additions	586	184	770
Recovery of deferred power costs through retail rates	(17,063)	(10,753)	(27,816)

Deferred power costs as of June 30, 2009	$20,566	$17,673	$38,239

Public Utility Regulatory Policy Act

In March 2009, the IPUC changed the federal Public Utility Regulatory Policy Act (“PURPA”) avoided cost rates from approximately 7 cents per kWh to approximately 9 cents per kWh for deliveries in the state of Idaho. PURPA rates are paid to qualifying resources up to 10 aMW each. We must purchase these resources under federal law. Since the new rates have gone into place, we have received four new requests for PURPA contracts, bringing the total requested contracts to five. These contracts have the potential to increase electric resource costs by $30 to $35 million per year, which would require us to approach our Washington and Idaho regulators to recover these costs.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. More detailed explanations are provided, particularly for operating revenues and operating expenses in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Utility revenues decreased $46.8 million to $279.9 million as a result of decreased natural gas revenues of $51.5 million, partially offset by increased electric revenues of $4.7 million. The decrease in natural gas revenues was primarily the result of decreased wholesale revenues (due to decreased prices, offset by increased volumes) of $42.3 million and retail natural gas revenues (due to decreased volumes and prices) of $9.9 million. The increase in electric revenues was primarily due to increased retail revenues (primarily due to the Washington general rate increase implemented on January 1, 2009 and the Idaho general rate increase implemented on October 1, 2008) of $17.2 million and increased sales of fuel of $3.8 million, partially offset by a decrease in wholesale revenues of $16.2 million.

Non-utility energy marketing and trading revenues decreased $0.2 million to $5.6 million. The revenues primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC (the IPUC has approved the transfer and recovery of the costs).

Other non-utility revenues increased $3.8 million to $21.7 million as a result of an increase in revenues from Advantage IQ of $5.6 million primarily due to customer growth and the acquisition of Cadence Network in the third quarter of 2008, partially offset by a decrease in interest earnings on funds held for customers (due to lower interest rates). The increase in revenues at Advantage IQ was partially offset by decreased revenues from our other businesses, primarily due to decreased sales at AM&D.

Utility resource costs decreased $57.4 million due to decreases in natural gas resource costs of $51.2 million. The decrease in natural gas resource costs primarily reflects a decrease in the price of natural gas purchases offset by an increase in the natural gas rebates that will be provided to customers in future periods.

AVISTA CORPORATION

Utility other operating expenses increased $5.0 million. An increase in pension and other post-retirement benefit costs of $2.6 million contributed to the increase in utility other operating costs.

Utility depreciation and amortization increased $1.3 million primarily due to additions to utility plant.

Non-utility resource costs decreased $0.2 million. The costs primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC (the IPUC has approved the transfer and recovery of the costs).

The net change in other non-utility operating expenses was an increase of $4.0 million due to an increase of $5.0 million for Advantage IQ due to expanding operations and the acquisition of Cadence Network in the third quarter of 2008. The increase in expenses at Advantage IQ was partially offset by decreased operating expenses from our other businesses, primarily AM&D.

Interest expense decreased $4.6 million due to the effect of long-term debt maturities and redemptions during 2008, which were funded primarily with proceeds from the issuance of long-term debt as well as borrowings under our $320.0 million committed line of credit at lower interest rates.

Interest expense to affiliated trusts decreased $1.3 million due to the redemption of $61.9 million of long-term debt due to affiliated trusts in April 2009 and a decrease in the variable interest rate.

Other income-net decreased $1.9 million due in part to losses on long-term venture fund investments and a decrease in interest income.

Income taxes increased $2.3 million primarily due to increased income before income taxes. Our effective tax rate was 37.3 percent for the three months ended June 30, 2009 compared to 36.1 percent for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the Six months ended June 30, 2008

Utility revenues decreased $58.2 million to $740.7 million as a result of decreased natural gas revenues of $77.1 million, partially offset by increased electric revenues of $18.9 million. The decrease in natural gas revenues was primarily the result of decreased wholesale revenues (due to decreased prices, offset by increased volumes) of $64.7 million and retail natural gas revenues (due to decreased volumes) of $13.7 million. The increase in electric revenues was primarily due to increased retail revenues (primarily due to the Washington general rate increase implemented on January 1, 2009 and the Idaho general rate increase implemented on October 1, 2008) of $35.1 million, partially offset by decreases in wholesale revenues of $17.6.

Non-utility energy marketing and trading revenues decreased $0.7 million to $11.6 million. The revenues primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC (the IPUC has approved the transfer and recovery of the costs).

Other non-utility revenues increased $6.8 million to $42.3 million as a result of an increase in revenues from Advantage IQ of $10.5 million primarily due to customer growth and the acquisition of Cadence Network in the third quarter of 2008, partially offset by a decrease in interest earnings on funds held for customers (due to lower interest rates). The increase in revenues at Advantage IQ was partially offset by decreased revenues from our other businesses, primarily due to decreased sales at AM&D.

Utility resource costs decreased $86.0 million due to decreases in natural gas resource costs of $80.1 million. The decrease in natural gas resource costs primarily reflects a decrease in the price of natural gas purchases.

Utility other operating expenses increased $11.0 million primarily due to an increase of $3.4 million in electric generation operating and maintenance expenses, as well as a $5.0 million increase in pension and other post-retirement benefit costs.

Utility depreciation and amortization increased $2.7 million primarily due to additions to utility plant.

AVISTA CORPORATION

Non-utility resource costs decreased $0.4 million. The costs primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were assigned to Shell Energy through the end of 2009. We expect that these rights and obligations will be transferred to our regulated utility, subject to future approval by the WUTC (the IPUC has approved the transfer and recovery of the costs).

The net change in other non-utility operating expenses was an increase of $7.5 million due to an increase of $9.8 million for Advantage IQ due to expanding operations and the acquisition of Cadence Network in the third quarter of 2008. The increase in expenses at Advantage IQ was partially offset by decreased operating expenses from our other businesses, primarily AM&D.

Interest expense decreased $7.9 million due to the effect of long-term debt maturities and redemptions during 2008, which were funded primarily with proceeds from the issuance of long-term debt as well as borrowings under our $320.0 million committed line of credit at lower interest rates.

Interest expense to affiliated trusts decreased $1.6 million due to the redemption of $61.9 million of long-term debt due to affiliated trusts in April 2009 and a decrease in the variable interest rate.

Other income-net decreased $3.7 million due in part to losses on long-term venture fund investments and a decrease in interest income.

Income taxes increased $4.7 million primarily due to increased income before income taxes. Our effective tax rate was 36.4 percent for the six months ended June 30, 2009 compared to 36.7 percent for the six months ended June 30, 2008.

Avista Utilities

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net income for the utility was $25.4 million for the three months ended June 30, 2009 compared to $22.0 million for the three months ended June 30, 2008. Utility income from operations was $56.1 million for the three months ended June 30, 2009 compared to $53.9 million for the three months ended June 30, 2008. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). This was partially offset by an increase in other utility operating expenses, depreciation and amortization and taxes other than income taxes.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2009	2008	2009	2008	2009	2008
Operating revenues	$185,390	$180,672	$94,475	$145,973	$279,865	$326,645
Resource costs	54,456	60,694	71,195	122,381	125,651	183,075

Gross margin	$130,934	$119,978	$23,280	$23,592	$154,214	$143,570

Utility operating revenues decreased $46.8 million and utility resource costs decreased $57.4 million, which resulted in an increase of $10.6 million in gross margin. The gross margin on electric sales increased $11.0 million and the gross margin on natural gas sales decreased $0.3 million. The increase in our electric gross margin was primarily due to the implementation of general rate increases in Washington effective January 1, 2009 and Idaho effective October 1, 2008. The slight decrease in our natural gas gross margin is due to lower retail volumes. We absorbed $6.8 million of expense in the second quarter of 2009 compared to $4.0 million in the second quarter of 2008 under the ERM, which decreased electric gross margin by $2.8 million in the second quarter of 2009 as compared to the second quarter of 2008.

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2009	2008	2009	2008
Residential	$63,585	$55,534	761	777
Commercial	63,723	56,189	735	726
Industrial	26,494	24,980	480	516
Public street and highway lighting	1,631	1,482	6	7

Total retail	155,433	138,185	1,982	2,026
Wholesale	22,044	38,219	862	700
Sales of fuel	4,191	409	—	—
Other	3,722	3,859	—	—

Total	$185,390	$180,672	2,844	2,726

Retail electric revenues increased $17.2 million due to an increase in revenue per MWh (increased revenues $20.6 million) primarily due to the Washington general rate increase implemented on January 1, 2009 and the Idaho general rate increase implemented on October 1, 2008, offset by a decrease in total MWhs sold (decreased revenues $3.4 million) primarily due to a decrease in use per customer.

Wholesale electric revenues decreased $16.2 million due to a decrease in sales prices (decreased revenues $20.3 million), offset by an increase in sales volumes (increased revenues $4.1 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $3.8 million due to an increase in thermal generation resource optimization activities.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2009	2008	2009	2008
Residential	$41,135	$47,288	29,552	34,556
Commercial	21,923	25,809	18,535	21,295
Interruptible	1,344	1,033	1,447	1,091
Industrial	967	1,173	1,011	1,122

Total retail	65,369	75,303	50,545	58,064
Wholesale	25,089	67,433	81,907	64,120
Transportation	1,699	1,899	33,962	34,117
Other	2,318	1,338	106	123

Total	$94,475	$145,973	166,520	156,424

The $9.9 million decrease in retail natural gas revenues was due to a decrease in volumes (decreased revenues $9.7 million), and slightly lower retail rates (decreased revenues $0.2 million). We sold less retail natural gas in the second quarter of 2009, primarily due to warmer weather in the second quarter of 2009 as compared to the second quarter of 2008. The slight decrease in retail rates reflects the purchased gas adjustments implemented in 2009 offset by the Washington general rate increase implemented on January 1, 2009 and Idaho general rate increase implemented on October 1, 2008.

The decrease in our wholesale natural gas revenues of $42.3 million was due to a decrease in prices (decreased revenues $47.8 million), partially offset by an increase in volumes (increased revenues $5.5 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process. Additionally, we engage in optimization of under-utilized interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. Variances between the revenues and costs of the sale of resources in excess of load requirements are accounted for through the PGA mechanisms.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2009	2008	2009	2008
Residential	313,002	310,423	280,144	277,480
Commercial	39,276	39,045	33,219	32,907
Interruptible	—	—	43	37
Industrial	1,399	1,386	257	253
Public street and highway lighting	444	432	—	—

Total retail customers	354,121	351,286	313,663	310,677

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2009	2008
Electric resource costs:
Power purchased	$30,286	$39,658
Power cost amortizations, net of deferrals	6,964	1,060
Fuel for generation	5,488	15,744
Other fuel costs	4,156	1
Other regulatory amortizations, net	4,778	1,328
Other electric resource costs	2,784	2,903

Total electric resource costs	54,456	60,694

Natural gas resource costs:
Natural gas purchased	56,919	125,827
Natural gas amortizations, net of deferrals	12,241	(4,940)
Other regulatory amortizations, net	2,035	1,494

Total natural gas resource costs	71,195	122,381

Total resource costs	$125,651	$183,075

Power purchased decreased $9.4 million due to a decrease in wholesale prices (decreased costs $14.1 million) offset by an increase in the volume of power purchases (increased costs $4.7 million), primarily due to an increase in sales volumes related to optimization.

Net amortization of deferred power costs was $7.0 million for the three months ended June 30, 2009 compared to $1.1 million for the three months ended June 30, 2008. During the second quarter of 2009, we recovered (collected as revenue) $6.9 million of previously deferred power costs in Washington and $4.9 million in Idaho. During the second quarter of 2009, we deferred $0.1 million of power costs in Washington and $4.7 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates.

Fuel for generation decreased $10.3 million primarily due to a decrease in fuel prices.

Other fuel costs increased $4.2 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Revenues from sales of fuel exceeded the costs we paid for purchasing the natural gas. We account for this difference under the ERM in Washington and the PCA in Idaho.

The expense for natural gas purchased decreased $68.9 million due to a decrease in the price of natural gas, partially offset by an increase in the total therms purchased. The increase in total therms purchased was due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, partially offset by a decrease in retail sales volumes. We engage in optimization of underutilized interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the second quarter of 2009, we amortized $12.2 million of deferred natural gas costs compared to deferring $4.9 million for the second quarter of 2008.

AVISTA CORPORATION

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net income for the utility was $56.0 million for the six months ended June 30, 2009 compared to $45.3 million for the six months ended June 30, 2008. Utility income from operations was $119.7 million for the six months ended June 30, 2009 compared to $109.7 million for the six months ended June 30, 2008. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). This was partially offset by an increase in other utility operating expenses, depreciation and amortization and taxes other than income taxes.

The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2009	2008	2009	2008	2009	2008
Operating revenues	$425,858	$406,909	$314,872	$392,008	$740,730	$798,917
Resource costs	176,422	182,242	238,921	319,059	415,343	501,301

Gross margin	$249,436	$224,667	$75,951	$72,949	$325,387	$297,616

Utility operating revenues decreased $58.2 million and utility resource costs decreased $86.0 million, which resulted in an increase of $27.8 million in gross margin. The gross margin on electric sales increased $24.8 million and the gross margin on natural gas sales increased $3.0 million. The increase in our electric and natural gas gross margin was primarily due to the implementation of general rate increases in Washington effective January 1, 2009 and Idaho effective October 1, 2008. We absorbed $4.1 million of expense in the first half of 2009 compared to $7.4 million in the first half of 2008 under the ERM, which increased electric gross margin by $3.3 million in the first six months of 2009 as compared to the first six months of 2008.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2009	2008	2009	2008
Residential	$163,020	$144,017	1,938	1,932
Commercial	132,789	119,398	1,540	1,550
Industrial	51,849	49,505	941	1,028
Public street and highway lighting	3,291	2,952	13	13

Total retail	350,949	315,872	4,432	4,523
Wholesale	51,246	68,895	1,459	1,010
Sales of fuel	16,163	14,987	—	—
Other	7,500	7,155	—	—

Total	$425,858	$406,909	5,891	5,533

Retail electric revenues increased $35.1 million due to an increase in revenue per MWh (increased revenues $42.3 million) primarily due to the Washington general rate increase implemented on January 1, 2009 and the Idaho general rate increase implemented on October 1, 2008, offset by a decrease in total MWhs sold (decreased revenues $7.2 million) primarily due to a decrease in use per customer.

Wholesale electric revenues decreased $17.6 million due to a decrease in sales prices (decreased revenues $33.4 million), offset by an increase in sales volumes (increased revenues $15.8 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $1.2 million due to an increase in thermal generation resource optimization activities offset by lower natural gas prices in the first half of 2009 as compared to the first half of 2008.

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2009	2008	2009	2008
Residential	$155,388	$164,043	118,489	125,737
Commercial	84,564	89,806	71,715	75,580
Interruptible	2,980	2,498	3,209	2,615
Industrial	3,022	3,289	2,965	3,152

Total retail	245,954	259,636	196,378	207,084
Wholesale	61,594	126,294	160,752	136,163
Transportation	3,249	3,587	73,500	76,448
Other	4,075	2,491	379	392

Total	$314,872	$392,008	431,009	420,087

The $13.7 million decrease in retail natural gas revenues was due to a decrease in volumes (decreased revenues $13.4 million), and slightly lower retail rates (decreased revenues $0.3 million). We sold less retail natural gas in the first half of 2009, primarily due to warmer weather in the first half of 2009 as compared to the first half of 2008. The slight decrease in retail rates reflects the purchased gas adjustments implemented in 2009 offset by the Washington general rate increase implemented on January 1, 2009 and Idaho general rate increase implemented on October 1, 2008.

The decrease in our wholesale natural gas revenues of $64.7 million was due to a decrease in prices (decreased revenues $74.1 million), partially offset by an increase in volumes (increased revenues $9.4 million). Wholesale sales reflect the balancing of loads and resources and the sale of resources in excess of load requirements as part of the natural gas procurement process. Additionally, we engage in optimization of under-utilized interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. Variances between the revenues and costs of the sale of resources in excess of load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2009	2008	2009	2008
Residential	313,732	311,096	280,764	277,892
Commercial	39,286	39,050	33,266	32,917
Interruptible	—	—	42	38
Industrial	1,394	1,385	259	256
Public street and highway lighting	443	430	—	—

Total retail customers	354,855	351,961	314,331	311,103

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2009	2008
Electric resource costs:
Power purchased	$84,633	$91,156
Power cost amortizations, net of deferrals	20,138	7,301
Fuel for generation	35,687	55,526
Other fuel costs	21,079	15,351
Other regulatory amortizations, net	9,964	6,474
Other electric resource costs	4,921	6,434

Total electric resource costs	176,422	182,242

Natural gas resource costs:
Natural gas purchased	213,040	297,356
Natural gas amortizations, net of deferrals	19,843	16,648
Other regulatory amortizations, net	6,038	5,055

Total natural gas resource costs	238,921	319,059

Total resource costs	$415,343	$501,301

AVISTA CORPORATION

Power purchased decreased $6.5 million due to a decrease in wholesale prices (decreased costs $23.0 million) offset by an increase in the volume of power purchases (increased costs $16.5 million), primarily due to an increase in sales volumes related to optimization.

Net amortization of deferred power costs was $20.1 million for the six months ended June 30, 2009 compared to $7.3 million for the six months ended June 30, 2008. During the first half of 2009, we recovered (collected as revenue) $17.1 million of previously deferred power costs in Washington and $10.7 million in Idaho. During the first six months of 2009, we deferred $0.1 million of power costs in Washington and $7.6 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates.

Fuel for generation decreased $19.8 million primarily due to a decrease in fuel prices.

Other fuel costs increased $5.7 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel. Other fuel costs exceeded revenues we received from selling the natural gas. We account for this shortfall under the ERM in Washington and the PCA in Idaho.

The expense for natural gas purchased decreased $84.3 million due to a decrease in the price of natural gas, partially offset by an increase in the total therms purchased. The increase in total therms purchased was due to an increase in wholesale sales as part of the balancing of loads and resources as part of the natural gas procurement process, partially offset by a decrease in retail sales volumes. We engage in optimization of under utilized interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first half of 2009, we amortized $19.8 million of deferred natural gas costs compared to $16.6 million for the first half of 2008.

Advantage IQ

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Advantage IQ’s net income attributable to Avista Corporation was $1.3 million for the three months ended June 30, 2009 compared to $1.6 million for the three months ended June 30, 2008. Operating revenues increased $5.6 million and operating expenses increased $5.4 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base and the third quarter 2008 acquisition of Cadence Network, partially offset by a decrease in interest revenue on funds held for customers (due to a decrease in interest rates). As of June 30, 2009, Advantage IQ had 537 customers representing 414,000 billed sites in North America. The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base, as well as the third quarter 2008 acquisition of Cadence Network (including the amortization of intangible assets). In the second quarter of 2009, Advantage IQ managed bills totaling $4.1 billion, an increase of $0.6 billion, or 17 percent, as compared to the second quarter of 2008. The acquisition of Cadence Network (in July 2008) added $0.9 billion in managed bills for the second quarter of 2009.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Advantage IQ’s net income attributable to Avista Corporation was $2.4 million for the six months ended June 30, 2009 compared to $3.3 million for the six months ended June 30, 2008. Operating revenues increased $10.5 million and operating expenses increased $10.6 million. The increase in operating revenues was primarily due to the expansion of Advantage IQ’s customer base and the third quarter 2008 acquisition of Cadence Network, partially offset by a decrease in interest revenue on funds held for customers (due to a decrease in interest rates). The increase in operating expenses primarily reflects increased labor and other operational costs necessary to serve an expanding customer base, as well as the third quarter 2008 acquisition of Cadence Network (including the amortization of intangible assets). In the first half of 2009, Advantage IQ managed bills totaling $8.7 billion, an increase of $1.8 billion, or 26 percent, as compared to the first half of 2008. The acquisition of Cadence Network (in July 2008) added $2.0 billion in managed bills for the first half of 2009.

Other Businesses

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net loss attributable to Avista Corporation from these operations was $0.8 million for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008. Operating revenues decreased $2.1

AVISTA CORPORATION

million and operating expenses decreased $1.3 million. Contributing to the net loss attributable to Avista Corporation in the second quarter of 2009 were losses on long-term venture fund investments as well as the accrual of a $0.3 million environmental liability. This environmental liability relates to the final cleanup of a waste water treatment plant site that was decommissioned in 1993.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net loss attributable to Avista Corporation from these operations was $1.5 million for the six months ended June 30, 2009 compared to net income $0.1 million for the six months ended June 30, 2008. Operating revenues decreased $4.3 million and operating expenses decreased $2.9 million. Contributing to the net loss attributable to Avista Corporation in the first six months of 2009 were losses on long-term venture fund investments as well as the accrual of a $0.3 million environmental liability. This environmental liability relates to the final cleanup of a waste water treatment plant site that was decommissioned in 1993.

New Accounting Standards

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” related to our financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. Effective January 1, 2009, we adopted those provisions of SFAS No. 157. The adoption of the provisions of SFAS No. 157, that became effective on January 1, 2008 and 2009, did not have a material impact on our financial condition, results of operations, and cash flows. However, we expanded disclosures with respect to fair value measurements that became effective on January 1, 2008. There were no additional disclosures related to the provisions that became effective January 1, 2009. See Note 9 for the expanded disclosures.

Effective January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141 and addresses the accounting for all transactions or other events in which an entity obtains control of one or more businesses. The adoption of SFAS No. 141(R) did not have any impact on our financial condition, results of operations, and cash flows.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have any material impact on our financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the condensed consolidated financial statements. The presentation and disclosure requirements have been retrospectively applied to the condensed consolidated financial statements. The noncontrolling (minority) interests primarily relates to third party shareholders of Advantage IQ, who own approximately 24 percent as of June 30, 2009. See Note 2 for changes to the presentation and disclosure of noncontrolling (minority) interests.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. The statement requires disclosure of derivative features that are related to credit risk. We expanded our disclosures with respect to derivatives and hedging activities. See Note 4 for the expanded disclosures.

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

Effective June 30, 2009, we adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We expanded disclosures with respect to the fair value of financial instruments. See note 9 for the expanded disclosures.

Effective June 30, 3009, we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides guidance for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances and requires expanded disclosures surrounding equity and debt securities. The adoption of the standard did not have an impact on our financial condition, results of operations, and cash flows. See Note 9 for expanded disclosures.

AVISTA CORPORATION

Effective June 30, 2009, we adopted SFAS No. 165, “Subsequent Events.” This statement established principles and requirements for subsequent events related to: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We evaluated subsequent events through August 7, 2009 (the date the financial statements were issued).

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” This statement amends certain provisions of SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial positions, financial performance, and cash flows: and a transferor’s continuing involvement in transferred financial assets. We will be required to adopt SFAS No. 166 effective January 1, 2010. We are evaluating the impact SFAS No. 166 will have on our financial conditions and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement carries forward the scope of FASB Interpretation No. 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of “FASB Statement No. 140”. We will be required to adopt SFAS No. 167 effective January 1, 2010. We are evaluating the impact SFAS No. 167 will have on our financial conditions and results of operations.

In June 2009, the FASB approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP. The Codification will be effective for interim and annual periods ending after September 15, 2009. All existing accounting standard documents will be superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. We will be required to adopt the Codification September 30, 2009. We do not expect the adoption of the Codification to have any impact on our financial condition, results of operations, and cash flows. However, the adoption will remove references to specific accounting literature that is currently included in our financial statements.

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

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2009, positive cash flows from operating activities of $176.5 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $87.9 million, redemption of long-term debt to affiliated trusts of $61.9 million and dividends of $21.3 million.

AVISTA CORPORATION

Operating Activities Net cash provided by operating activities was $176.5 million for the six months ended June 30, 2009 compared to $112.1 million for the six months ended June 30, 2008. Net cash provided by working capital components was $56.1 million for the six months ended June 30, 2009, compared to cash used of $6.2 million for the six months ended June 30, 2008. The net cash provided during the six months ending June 30, 2009 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a decrease in the receivables outstanding offset by a $3.0 million decrease in the amount of receivables that were sold),

•	other current assets (primarily related to federal income taxes), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a seasonal drawdown of natural gas that was stored).

This cash provided was partially offset by negative cash flows from accounts payable (representing a decrease in accounts payable, primarily related to a decrease in the accounts payable for natural gas purchases).

The net cash used during the six months ended June 30, 2008 primarily reflected an increase in accounts receivable due to an $85.0 decrease in the amount of accounts receivable sold under our revolving accounts receivable sales facility and a decrease in accounts payable (representing net cash paid to our vendors). This cash used was partially offset by positive cash flows from other current assets (primarily related to federal income taxes) and deposits from counterparties (representing cash received as collateral from counterparties at Avista Utilities).

Contributions to our defined benefit pension plan were $32.0 million for the first six months of 2009 compared to $14.0 million for the first six months of 2008.

Significant non-cash items included $40.0 million of power and natural gas cost amortizations, net of deferrals, for the six months ending June 30, 2009, a decrease from $23.9 million for the six months ending June 30, 2008.

Investing Activities Net cash used in investing activities was $88.6 million for the six months ended June 30, 2009, a decrease compared to $94.5 million for the six months ended June 30, 2008. Utility property capital expenditures decreased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, and funds held from customers at Advantage IQ decreased.

Financing Activities Net cash used in financing activities was $77.8 million for the six months ended June 30, 2009 compared to $24.0 million for the six months ended June 30, 2008. In April 2009, we redeemed $61.9 million of long-term debt to affiliated trusts. During the six months ended June 30, 2009, our short-term borrowings increased $11.2 million, which primarily reflects an increase in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $21.3 million (or 0.39 cents per share) for the six months ended June 30, 2009 from $17.6 million (or 0.33 cents per share) for the six months ended June 30, 2008. Additionally, customer funds obligations at Advantage IQ decreased by $5.7 million.

In April 2008, we issued $250.0 million (net proceeds of $249.2 million) of long-term debt. During the first half of 2008, $293.5 million of long-term debt matured, the majority being the $272.9 million of 9.75 percent Unsecured Senior Notes that matured on June 1, 2008. Our short-term borrowings increased $48.5 million. In March 2008, we cash settled two interest rate swap agreements and paid a total of $16.4 million.

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

We periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align our earned returns with those allowed by regulators. Effective January 1, 2009, the WUTC authorized an increase in our rates in Washington designed to increase annual electric revenues by $32.5 million and annual natural gas revenues by $4.8 million. Effective October 1, 2008, the IPUC authorized an increase in our rates in Idaho designed to increase annual electric revenues by $23.2 million and annual natural gas revenues by $3.9 million. Effective August 1, 2009, the IPUC authorized an increase in our electric rates in Idaho designed to increase annual electric revenues by $12.5 million. Offsetting the electric revenue increase was an overall decrease in the current PCA surcharge, which is designed to decrease annual electric revenues by $9.3 million. Effective August 1, 2009, the IPUC authorized an increase in our natural gas rates in Idaho designed to increase annual revenues by $1.9 million. Offsetting the natural gas rate increase was an overall PGA decrease resulting in a $2.0 million decrease in annual revenues. See further details in the section “Avista Utilities - Regulatory Matters.”

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

We monitor the potential liquidity impacts of increasing energy commodity prices for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices through our:

•	$320.0 million committed line of credit (which expires in April 2011),

•	$200.0 million committed line of credit (which expires in November 2009), and

•	$85.0 million revolving accounts receivable sales facility (which expires in March 2010).

As of June 30, 2009, we had a combined $265.3 million of available liquidity under the three facilities described above.

Our utility has regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, if prices increase, deferral balances will increase, which will negatively affect our cash flow and liquidity until such costs, with interest, are recovered from customers.

Exposure to Demands for Collateral

Our contracts for the purchase and sale of energy commodities often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement in the event of a downgrade in our credit ratings or adverse changes in market prices. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below investment grade and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our

AVISTA CORPORATION

positions outstanding at June 30, 2009, that we would potentially be required to post additional collateral up to $104.2 million. The additional collateral amount is higher than the amount disclosed in Note 4 to the Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives under SFAS No. 133 and due to the assumptions about potential energy price changes.

Our utility held cash deposits from other parties in the amount of $0.2 million as of June 30, 2009 and December 31, 2008. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$17,136	0.8%	$17,207	0.8%
Short-term borrowings	263,400	12.1	252,200	11.5
Long-term debt to affiliated trusts (1)	51,547	2.4	113,403	5.2
Long-term debt	810,106	37.2	809,258	37.0

Total debt	1,142,189	52.5	1,192,068	54.5
Total Avista Corporation stockholders’ equity	1,033,025	47.5	996,883	45.5

Total	$2,175,214	100.0%	$2,188,951	100.0%

(1)	On April 1, 2009, we redeemed the total amount outstanding ($61.9 million) of our 6.5% Junior Subordinated Debt Securities held by AVA Capital Trust III (Long-term Debt to Affiliated Trusts). Concurrently, AVA Capital Trust III redeemed all of the Preferred Trust Securities issued to third parties ($60.0 million) and all of the Common Trust Securities issued to us ($1.9 million). The net redemption of $60.0 million was funded by borrowings under our $320.0 million committed line of credit agreement.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, working capital, purchased power and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $36.1 million during the first six months of 2009 primarily due to net income, partially offset by dividends.

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

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011 with the following banks:

Commitment (in millions)
Union Bank, N.A.	$60.0
The Bank of New York Mellon	$45.0
Wells Fargo Bank, National Association	$35.0
US Bank National Association	$35.0
Keybank National Association	$35.0
Bank of America, N.A.	$30.0

AVISTA CORPORATION

Commitment (in millions)
Mizuho Corporate Bank, LTD	$25.0
Comerica West Incorporated	$20.0
Societe Generale	$15.0
First Commercial Bank, New York	$10.0
Bank Hapoalim B.M., New York Branch	$10.0

Under the agreement, we can request the issuance of up to $320.0 million in letters of credit. As of June 30, 2009, we had $260.0 million in borrowings outstanding under this committed line of credit, an increase from $250.0 million in borrowings outstanding as of December 31, 2008. As of June 30, 2009, there were $36.7 million in letters of credit outstanding, an increase from $24.3 million as of December 31, 2008. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Additionally, in November 2008, we entered into a new committed line of credit in the total amount of $200.0 million with an expiration date of November 2009 with the following banks:

Commitment (in millions)
Union Bank, N.A.	$44.25
Wells Fargo Bank, National Association	$44.25
JPMorgan Chase Bank, N.A.	$26.50
Keybank National Association	$22.00
Suntrust Bank	$22.00
US Bank National Association	$17.50
The Bank of New York Mellon	$13.50
UBS Loan Finance LLC	$10.00

As of June 30, 2009, and December 31, 2008 we did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $200.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2009, we were in compliance with this covenant with a ratio of 3.89 to 1. The committed line of credit agreements also have a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at any time. As of June 30, 2009, we were in compliance with this covenant with a ratio of 52.3 percent. If the proposed change in organization to a holding company structure becomes effective, the committed line of credit agreements will remain at Avista Corp. (Avista Utilities). See “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information on the proposed change in organization to a holding company structure. The committed line of credit agreements also have a covenant which requires the Company to maintain a minimum funded ratio of the pension plan assets to liabilities. The Pension Protection Act of 2006 (that was implemented in 2008) modified the liability calculation utilized to calculate the funded ratio. Avista Corp. amended the covenant related to the pension funded ratio, under its $320.0 million committed line of credit agreement, to conform with the calculations under the Pension Protection Act of 2006.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of June 30, 2009, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

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

AVISTA CORPORATION

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

In December 2006, we entered into a sales agency agreement with a sales agent to issue up to 2 million shares of our common stock from time to time. We issued 750,000 shares of common stock under this sales agency agreement in 2008. We will continue to evaluate issuing common stock in future periods; however, we are not currently planning to issue common stock for the remainder of 2009, other than for compensatory plans and the direct stock purchase and dividend reinvestment plan.

Advantage IQ Credit Agreement

Advantage IQ has a committed credit agreement with a bank that has an expiration date of February 2011. On July 1, 2009, the committed amount was increased from $12.5 million to $15.0 million under the terms of the credit agreement. Advantage IQ has the ability to increase the credit facility to $25 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $3.4 million of borrowings outstanding under the credit agreement as of June 30, 2009, compared to $2.2 million as of December 31, 2008.

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

Under the Receivables Purchase Agreement, ARC can sell without recourse, on a revolving basis, up to $85.0 million of our receivables. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our committed line of credit agreements. As of June 30, 2009, we had the ability to sell up to $56.0 million of receivables (based on calculations of our eligible accounts receivable) and there were $14.0 million in accounts receivable sold under this revolving agreement.

The Receivables Purchase Agreement requires a receivables report to be prepared on a monthly basis, including information related to customer account delinquency ratios. The June 30, 2009 report indicated that one measurement of the delinquency ratios was in excess of the threshold specified in the Receivables Purchase Agreement, triggering an optional liquidation event. An optional liquidation event gives the receivables purchaser the right, at its option, to terminate its obligations to purchase additional receivables from ARC. Avista Corp, ARC and the third-party financial institution have executed an amendment to the Receivables Purchase Agreement which waived the occurrence of the liquidation event arising from the customer account delinquency ratio increase reflected in the June 30, 2009 report and made certain other amendments to the Receivables Purchase Agreement, including an increase in the delinquency ratio threshold for the periods to be covered by the July 31, 2009 and August 31, 2009 monthly receivables reports and the modification of certain reporting obligations.

AVISTA CORPORATION

Credit Ratings

The following table summarizes our credit ratings as of August 6, 2009:

	Standard & Poor’s (1)	Moody’s (2)	Fitch, Inc. (3)
Avista Corporation
Corporate/Issuer rating	BBB-	Baa3	BBB-
Senior secured debt (4)	BBB+	Baa1	BBB+
Senior unsecured debt	BBB-	Baa3	BBB
Avista Capital II (5)
Preferred Trust Securities	BB	Ba1	BBB-

Rating outlook	Stable	Stable	Stable

(1)	Ratings were upgraded in February 2008.
(2)	Ratings were upgraded in December 2007, and the senior secured debt rating was further upgraded to Baa1 from Baa2 in August 2009.
(3)	Ratings were upgraded in May 2009.
(4)	Based on our understanding of the methodology currently used by Standard & Poor’s, the rating on senior secured debt may depend on, among other things, the amount of our utility property (net of depreciation) relative to the amount of such debt outstanding and the amount currently issuable. Thus, the rating on senior secured debt as of any particular time may depend on factors affecting our utility property accounts, as well as factors affecting the principal amount of such debt issued and issuable, including factors affecting our net income.

Each security rating agency has its own methodology for assigning ratings. Security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Pension Plan

As of June 30, 2009, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $28 million to the pension plan in 2008 and $15 million in both 2006 and 2007. Our total pension plan contributions were $112 million from 2002 through 2008. Due to market conditions and the decline in the fair value of pension plan assets, we plan to contribute $48 million to the pension plan in 2009 ($32 million was contributed during the first six months of 2009). The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the projected benefit obligation). We have adequate liquidity to meet our pension plan funding obligations for 2009.

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

In June 2009, Avista Corp. paid a quarterly dividend of $0.21 per share on the Company’s common stock, an increase of $0.03 per share over the previous quarterly dividend.

As further discussed at “Note 12 of the Notes to the Condensed Consolidated Financial Statements,” the IPUC accepted a stipulation that we entered with the IPUC Staff that sets forth a variety of conditions if and when we implement a holding company structure. One of the conditions would require IPUC approval of any dividend to the holding company that would reduce utility common equity below 25 percent. We entered into a similar agreement in Washington. This agreement would require WUTC approval of any dividend to the holding company that would reduce utility common equity below 30 percent. The utility equity component was approximately 45.7 percent as of June 30, 2009.

AVISTA CORPORATION

Avista Utilities Capital Expenditures

We expect ongoing utility capital expenditures to be over $210 million for each of 2009, 2010 and 2011. In addition to ongoing needs for our distribution system, significant projects include upgrades to generating facilities. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

We are committed to investment in generation, transmission and distribution systems with a focus on increasing capacity and improving reliability. We continue to upgrade hydroelectric plants to increase their availability and capture additional output.

In February 2009, the U.S. House of Representatives and Senate approved the conference report for the American Recovery and Reinvestment Act (the ARRA) of 2009. The ARRA includes almost $80 billion of stimulus funding in areas that have some relation to electric and natural gas utilities, such as Avista Corp. We are currently reviewing the ARRA to determine the potential funding opportunities. On August 3, 2009, we applied to the Smart Grid Investment Grant program. The Smart Grid Investment Grant application proposed a 50 percent cost share for the deployment of smart grid enabling technologies in the Spokane area. The total project costs are estimated to be $40 million, which will be spent over a three year period.

We also plan to apply for participation in a Smart Grid Demonstration Project. The Smart Grid Demonstration Project will partner with other regional utilities and propose a 50 percent cost share for a group of projects. Our portion of the regional demonstration project is estimated to cost $16 million. The Smart Grid Demonstration Project will spend the funds over the course of five years. Applications for the demonstration project are due by August 26, 2009.

We also plan to submit a proposal to the State of Washington Department of Commerce for funding under the State Energy Program (SEP), which obtains funding from the ARRA. In the first round of funding, we will apply for $2 million in SEP funding to support a proposed home and business energy efficiency program. The three largest governments in eastern Washington have pledged financial contributions to the program, using a portion of funds they will receive from the ARRA under its Energy Efficiency and Conservation Block Grant program. Applications for the first round of SEP funding are due August 17, 2009. We anticipate applying for additional funding when funding opportunity announcements are made later in 2009.

In 2008, we completed the acquisition of a wind generation site. We expect to construct a generation facility of at least 50 MW at an estimated cost of over $125 million with the majority of the costs expected to be incurred in 2013 and thereafter. We are continuing to evaluate this project relative to the investment tax credit rules, and sales tax exemption rules in Washington. We may accelerate the deployment of capital related to this wind generation site and/or increase the capacity depending on the outcome of these analyses. Future generation resource decisions will be impacted by legislation for restrictions on greenhouse gas emissions and renewable energy requirements as discussed at “Environmental Issues and Other Contingencies.”

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

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2008 Form 10-K with the following exceptions:

As of June 30, 2009, we had $260.0 million of borrowings outstanding under our $320 million committed line of credit. There were $250.0 million in borrowings outstanding as of December 31, 2008.

AVISTA CORPORATION

On June 18, 2009, the FERC issued a new 50-year license for five hydroelectric plants (Long Lake, Nine Mile, Upper Falls, Monroe Street, and Post Falls) that we own and operate. The new license incorporated the 4(e) conditions that were included in the December 2008 Settlement Agreement with the Department of Interior and the Coeur d’Alene Tribe. As part of the Settlement Agreement, we agreed to make annual payments over the life of the new FERC license to fund a variety of protection, mitigation and enhancement measures on the Coeur d’Alene Reservation required under Section 4(e) of the Federal Power Act. Annual payments for protection, mitigation and enhancement measurements will total $100 million over the 50-year license term and commenced with the issuance of the new FERC license. We made a payment of $12.0 million in July 2009. We are required to make annual payments of $2.0 million per year beginning in July 2010 and continuing through July 2041. Beginning in July 2042 and continuing through July 2057 we are required to make annual payments of $1.5 million. The IPUC has approved the recovery of amounts paid to the Tribe, the Trust Fund or related to the licensing of Avista Corp.’s hydroelectric generating facilities. The WUTC approved deferral of the Washington jurisdictional allocation of amounts paid to the Tribe, the Trust Fund or related to the licensing of its hydroelectric generating facilities for later recovery through rates in a subsequent general rate filing. See “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information.

Business Risk

Primarily through our utility operations, we are exposed to risks including, but not limited to:

•

weather conditions and its effect on energy demand and generation, including the effect of precipitation and temperatures on the availability of hydroelectric resources and the effect of temperatures on customer demand and wholesale energy markets,

•

global financial and economic conditions (including the availability of credit) and their effect on the Company’s ability to obtain funding for working capital and long-term capital requirements on acceptable terms,

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

•	volatility and illiquidity in wholesale energy markets, including the availability of willing buyers and sellers, and prices of purchased energy and demand for energy sales

•

the effect of state and federal regulatory decisions affecting our ability to recover costs and/or earn a reasonable return including, but not limited to, the disallowance of costs and investments, and delay in the recovery of ownership and operating costs,

•

the potential effects of legislation or administrative rulemaking, including the possible adoption of national or state laws requiring resources to meet certain standards and placing restrictions on greenhouse gas emissions to mitigate concerns over global climate changes,

•	changes in state regulatory commission requirements,

•	unplanned outages at any of our generating facilities or the inability of facilities to operate as intended,

•	wholesale and retail competition including, but not limited to, electric retail wheeling and transmission costs, and

•	the loss of significant customers and/or suppliers.

Also, like other utilities, our facilities and operations are exposed to natural disasters and terrorism risks or other malicious acts. In addition, the energy business exposes us to the financial, liquidity, credit and price risks associated with wholesale purchases and sales of energy commodities. See further reference to risks and uncertainties under “Forward-Looking Statements.”

Our business risk has not materially changed during the six months ended June 30, 2009. Please refer to the 2008 Form 10-K for further description and analysis of business risk including, but not limited to, commodity price, credit, other operating, interest rate and foreign currency risks.

Risk Management

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2008 Form 10-K for discussion of risk management policies and procedures.

AVISTA CORPORATION

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

Compliance with environmental laws and regulations could result in increases to capital expenditures and operating expenses. We intend to seek recovery of any such costs through the ratemaking process.

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

Greenhouse gas requirements could result in significant costs for us to comply with restrictions on carbon dioxide or other greenhouse gas emissions. Such requirements could also preclude us from developing or operating certain types of generating plants.

We continue to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas requirements. In particular, a greenhouse gas bill was passed by the legislature in the state of Washington and bills have been introduced in the U. S. Senate and House of Representatives. There will most likely be continuing activity in the near future.

AVISTA CORPORATION

In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act of 2009, H.R. 2454, which includes a mandatory cap and trade program for reducing greenhouse gas emissions, a renewable electricity standard and a number of other provisions. The cap and trade program would begin for electric generators in 2012 and for natural gas local distribution companies in 2016. H.R. 2454 requires that greenhouse gas emissions be reduced by 17 percent below 2005 levels by 2020, 42 percent by 2030 and 83 percent by 2050. Starting in 2012 covered entities such as fossil-fired power plants must submit to the EPA allowances to emit equal to their greenhouse gas emissions. H.R. 2454 is now under consideration in the U.S. Senate.

In 2008, the State of Washington codified goals to reduce greenhouse gas emissions to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050; these goals nominally affect Avista’s electric and natural gas operations in the state. In 2007, the State of Oregon codified goals to reduce greenhouse gas emissions to 10 percent below 1990 levels by 2020 and 75 percent below 1990 levels by 2050. Both states enacted their goals expecting that they would be met through a combination of renewable energy standards, cap-and-trade regulation, and “complementary policies”, such as energy efficiency codes for buildings and vehicle emission standards. Washington and Oregon continue their participation in the Western Climate Initiative (WCI) along with the states of Arizona, California, New Mexico, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The WCI was created to develop a regional cap-and-trade program with an overall regional goal for reducing greenhouse gas emissions to 15 percent below 2005 levels by 2020. In September 2008, the WCI partners released recommendations for the design of such a program, which would apply cap-and-trade regulation to the electricity sector in 2012 and to emissions associated with the distribution of natural gas by 2015. The WCI is presently following a work plan to complete its recommendations. The Governor of Washington has issued an Executive Order (09-05) directing the Department of Ecology to estimate greenhouse gas emissions by sector and source and to identify potential reduction requirements for them in preparation for the eventual imposition of state and/or federal regulations.

A greenhouse gas emissions performance standard (SB 6001) passed into law in the state of Washington during 2007. This law places significant restrictions on greenhouse gas emissions from any new generation plants built in the state of Washington. Furthermore, the bill intends to prevent utilities from entering into long-term contracts (five years or more) to purchase energy produced by plants in other states that do not meet the same restrictions. Currently, the only type of non-renewable base load thermal generating plants that meet these restrictions are natural gas-fired combined-cycle combustion turbines. Only California imposes similar restrictions.

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

Our most recent draft Electric Integrated Resource Plan (IRP), which we plan to file with the WUTC and the IPUC in the third quarter 2009, includes the acquisition of additional renewable resources such that, if the IRP is implemented, we would be compliant with the requirement by the various milestone dates. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes.

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6 percent from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. The audit establishing our 2007 baseline emissions was completed in July 2008. We received credit for 1,470 CCX Carbon Financial Instruments (CFIs) in October 2008. The 2008 emissions audit data was submitted in April 2009. Credit for the 2008 CFIs is expected in the fourth quarter of 2009.

AVISTA CORPORATION

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

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2009.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of Avista Corp. was held on May 7, 2009. The following were the only matters voted upon at the meeting:

1) Election of four directors with terms expiring in 2012.

2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.

3) Reapproval of the material terms of performance goals under the Company’s Long-Term Incentive Plan.

4) Shareholder Proposal to eliminate the classification of the Board of Directors so as to require that all directors be elected annually.

5) Shareholder Proposal to require that an independent director serve as Chair of the Board who does not also serve as CEO of the Company (this proposal was withdrawn by the proponent prior to the meeting and was not voted on).

There were 54,642,333 shares of common stock issued and outstanding as of March 6, 2009, the proxy record date, with 48,430,546 shares represented at said meeting. The results of the voting are shown below:

Issue	For	Against	Non-votes or Abstain
Election of Directors:
Scott L. Morris (term expires 2012)	45,627,752	2,482,441	320,353
John F. Kelly (term expires 2012)	36,014,052	12,090,793	325,701
Heidi B. Stanley (term expires 2012)	46,829,845	1,278,348	322,353
R. John Taylor (term expires 2012)	36,008,284	12,089,778	332,484
Ratification of appointment of Deloitte & Touche LLP.	47,414,983	770,908	244,655
Reapproval of the material terms of performance goals under the Company’s Long-Term Incentive Plan.	39,230,243	2,835,786	6,364,517
Shareholder Proposal to eliminate the classification of the Board of Directors so as to require that all directors be elected annually (1).	31,905,948	7,146,045	9,378,553

(1)	This shareholder proposal was approved; however, the vote was not sufficient to approve the amendment to the Company’s Restated Articles of Incorporation, as set forth in the proxy statement, that would be necessary to implement the declassification of the Board of Directors.

AVISTA CORPORATION

The terms of directors Erik J. Anderson, Kristianne Blake, Brian W. Dunham, Roy L. Eiguren, Jack W. Gustavel, Michael L. Noël continued.

Item 6. Exhibits

10.1	Waiver and Amendment No. 9, dated as of August 4, 2009, to the Receivables Purchase Agreement, dated as of May 29, 2002, among Avista Receivables Corporation, as Seller, Avista Corporation, as Servicer and Ranger Funding Company, LLC (formerly known as Receivables Capital Company LLC), as Conduit Purchaser and Bank of America, N.A., as Committed Purchaser and as Administrator*

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**
____________
*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)
Date: August 7, 2009
/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)