Form 10-Q
period 2010-03-31
AVISTA CORP
filed 2010-05-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 54,901,690 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” on pages 29-30. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2010	2009
Operating Revenues:
Utility revenues	$423,581	$460,864
Non-utility energy revenues	5,105	5,997
Other non-utility revenues	27,729	20,609

Total operating revenues	456,415	487,470

Operating Expenses:
Utility operating expenses:
Resource costs	259,567	289,692
Other operating expenses	55,749	57,732
Depreciation and amortization	24,330	22,923
Taxes other than income taxes	21,171	26,895
Non-utility operating expenses:
Resource costs	2,745	5,728
Other operating expenses	23,213	17,293
Depreciation and amortization	1,816	1,362

Total operating expenses	388,591	421,625

Income from operations	67,824	65,845

Other Expense - Net:
Interest expense	(19,115)	(15,588)
Interest expense to affiliated trusts	(146)	(1,358)
Capitalized interest	320	548
Other expense-net	(1,699)	(560)

Total other expense-net	(20,640)	(16,958)

Income before income taxes	47,184	48,887
Income taxes	17,867	17,468

Net income	29,317	31,419
Less: Net income attributable to noncontrolling interests	(507)	(393)

Net income attributable to Avista Corporation	$28,810	$31,026

Weighted-average common shares outstanding (thousands), basic	54,869	54,616
Weighted-average common shares outstanding (thousands), diluted	55,115	54,722
Earnings per common share attributable to Avista Corporation:
Basic	$0.53	$0.57

Diluted	$0.52	$0.57

Dividends paid per common share	$0.25	$0.18

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2010	2009
Net income	$29,317	$31,419

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $19 and $54, respectively	36	101

Total other comprehensive income	36	101

Comprehensive income	29,353	31,520
Comprehensive income attributable to noncontrolling interests	(507)	(393)

Comprehensive income attributable to Avista Corporation	$28,846	$31,127

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31, 2010	December 31, 2009
Assets:
Current Assets:
Cash and cash equivalents	$39,603	$37,035
Accounts and notes receivable-less allowances of $44,070 and $42,928	199,957	210,645
Current portion of long-term energy contract receivable of Spokane Energy	9,055	—
Utility energy commodity derivative assets	10,198	7,757
Regulatory asset for utility derivatives	34,355	8,330
Funds held for customers	54,232	51,648
Materials and supplies, fuel stock and natural gas stored	31,680	37,282
Deferred income taxes	29,482	34,473
Income taxes receivable	3,181	16,438
Other current assets	14,924	15,315

Total current assets	426,667	418,923

Net Utility Property:
Utility plant in service	3,589,109	3,549,658
Construction work in progress	60,575	60,055

Total	3,649,684	3,609,713
Less: Accumulated depreciation and amortization	1,021,706	1,002,702

Total net utility property	2,627,978	2,607,011

Other Property and Investments:
Investment in exchange power-net	23,071	23,683
Investment in affiliated trusts	11,547	11,547
Goodwill	24,790	24,718
Long-term energy contract receivable of Spokane Energy	69,834	—
Other property and investments-net	77,229	77,590

Total other property and investments	206,471	137,538

Deferred Charges:
Regulatory assets for deferred income taxes	96,545	97,945
Regulatory assets for pensions and other postretirement benefits	138,807	141,085
Other regulatory assets	103,572	109,825
Non-current utility energy commodity derivative assets	23,983	45,483
Power deferrals	24,146	27,771
Other deferred charges	22,067	21,378

Total deferred charges	409,120	443,487

Total assets	$3,670,236	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Equity:
Current Liabilities:
Accounts payable	$146,870	$160,861
Customer fund obligations	54,232	51,648
Current portion of long-term debt	35,316	35,189
Current portion of nonrecourse long-term debt of Spokane Energy	11,635	—
Short-term borrowings	75,300	92,700
Utility energy commodity derivative liabilities	44,553	16,087
Natural gas deferrals	30,127	39,952
Other current liabilities	107,591	106,980

Total current liabilities	505,624	503,417

Long-term debt	1,039,010	1,036,149

Nonrecourse long-term debt of Spokane Energy	55,918	—

Long-term debt to affiliated trusts	51,547	51,547

Other Non-Current Liabilities and Deferred Credits:
Regulatory liability for utility plant retirement costs	219,194	217,176
Non-current regulatory liability for utility derivatives	1,660	42,611
Pensions and other postretirement benefits	118,839	123,281
Deferred income taxes	491,576	494,666
Other non-current liabilities and deferred credits	84,137	52,665

Total other non-current liabilities and deferred credits	915,406	930,399

Total liabilities	2,567,505	2,521,512

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Redeemable Noncontrolling Interests	39,949	34,833

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 54,894,340 and 54,836,781 shares outstanding	779,828	778,647
Accumulated other comprehensive loss	(2,314)	(2,350)
Retained earnings	285,938	274,990

Total Avista Corporation stockholders’ equity	1,063,452	1,051,287
Noncontrolling Interests	(670)	(673)

Total equity	1,062,782	1,050,614

Total liabilities and equity	$3,670,236	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2010	2009
Operating Activities:
Net income	$29,317	$31,419
Non-cash items included in net income:
Depreciation and amortization	26,146	24,285
Provision (benefit) for deferred income taxes	4,155	(4,859)
Power and natural gas cost amortizations (deferrals), net	(6,342)	20,776
Amortization of debt expense	1,051	1,411
Equity-related AFUDC	(410)	(676)
Other	12,573	6,382
Contributions to defined benefit pension plan	(7,000)	(16,000)
Changes in working capital components:
Accounts and notes receivable	10,344	5,324
Materials and supplies, fuel stock and natural gas stored	5,602	28,803
Other current assets	12,599	15,606
Accounts payable	(9,174)	(31,330)
Other current liabilities	2,193	10,420

Net cash provided by operating activities	81,054	91,561

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(42,552)	(41,510)
Other capital expenditures	(465)	(988)
Increase in funds held for customers	(2,584)	(1,862)
Other	(1,733)	(1,468)

Net cash used in investing activities	(47,334)	(45,828)

Financing Activities:
Net decrease in short-term borrowings	(17,000)	(26,100)
Borrowings from Advantage IQ line of credit	1,000	—
Repayment of borrowings from Advantage IQ line of credit	(1,400)	—
Redemption and maturity of long-term debt	(59)	(114)
Redemption and maturity of nonrecourse long-term debt of Spokane Energy	(2,752)	—
Long-term debt and short-term borrowing issuance costs	(33)	(307)
Issuance of common stock	374	79
Cash dividends paid	(13,753)	(9,845)
Increase in customer fund obligations	2,584	1,862
Equity transactions of consolidated subsidiaries	(113)	33

Net cash used in financing activities	(31,152)	(34,392)

Net increase in cash and cash equivalents	2,568	11,341

Cash and cash equivalents at beginning of period	37,035	24,313

Cash and cash equivalents at end of period	$39,603	$35,654

Supplemental Cash Flow Information:
Cash paid (received) during the period:
Interest	$8,075	$7,464
Income taxes	(136)	(1,504)
Non-cash financing and investing activities
Accounts payable for capital expenditures	3,481	2,294
Utility property acquired under capital leases	5,300	—
Redeemable noncontrolling interests	4,579	(355)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31, 2010 and 2009

Dollars in thousands

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Avista Corporation Stockholders’ Equity	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests

	Common Stock
	Shares	Amount
Balance as of January 1, 2010	54,836,781	$778,647	$(2,350)	$274,990	$1,051,287	$(673)	$1,050,614	$34,833

Net income				28,810	28,810	(3)	28,807	510
Equity compensation expense		729			729		729
Issuance of common stock	57,559	375			375		375
Other comprehensive income			36		36		36
Cash dividends paid (common stock)				(13,753)	(13,753)		(13,753)
Valuation adjustments and other noncontrolling interests activity				(4,109)	(4,109)		(4,109)	4,606
Other		77			77	6	83

Balance as of March 31, 2010	54,894,340	$779,828	$(2,314)	$285,938	$1,063,452	$(670)	$1,062,782	$39,949

Balance as of January 1, 2009	54,487,574	$774,986	$(6,092)	$227,989	$996,883	$—	$996,883	$39,846

Net income				31,026	31,026	(37)	30,989	430
Equity compensation expense		575			575		575
Issuance of common stock	155,641	79			79		79
Other comprehensive income			101		101		101
Cash dividends paid (common stock)				(9,845)	(9,845)		(9,845)
Purchase of subsidiary noncontrolling interests					—		—	(725)
Valuation adjustments and other noncontrolling interests activity				228	228		228	(414)
Other		173			173	(361)	(188)

Balance as of March 31, 2009	54,643,215	$775,813	$(5,991)	$249,398	$1,019,220	$(398)	$1,018,822	$39,137

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2010 and 2009 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2009 Form 10-K for definitions of terms such as capacity, energy and therm. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC. Avista Capital’s subsidiaries include Advantage IQ, Inc. (Advantage IQ), a 74 percent owned subsidiary as of March 31, 2010. Advantage IQ is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 13 for business segment information.

Basis of Reporting

The condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries, including Advantage IQ and other majority owned subsidiaries and variable interest entities for which the Company or its subsidiaries are the primary beneficiaries. Intercompany balances were eliminated in consolidation. The accompanying condensed consolidated financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants.

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled $16.0 million for the three months ended March 31, 2010 and $21.4 million for the three months ended March 31, 2009.

Other Expense - Net

Other expense - net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2010	2009
Interest income	$298	$488
Interest on regulatory deferrals	71	748
Equity-related AFUDC	410	676
Net gain (loss) on investments	(633)	(748)
Other expense	(1,967)	(1,730)
Other income	122	6

Total	$(1,699)	$(560)

AVISTA CORPORATION

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2009 for the other businesses and as of December 31, 2009 for Advantage IQ and determined that goodwill was not impaired at that time. The carrying amount of goodwill as of March 31, 2010 is as follows (dollars in thousands):

	Advantage IQ	Other	Accumulated Impairment Losses	Total
Goodwill	$19,544	$12,979	$(7,733)	$24,790

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network in 2008 (estimated amortization period of 14 years) and Ecos in 2009 (estimated amortization period of 3 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other property and investments - net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was $0.9 million for the three months ended March 31, 2010 and $0.5 million for the three months ended March 31, 2009. The gross carrying amount and accumulated amortization of Other Intangibles as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Client relationships	$10,259	$10,259
Software development costs	16,962	16,496
Other	1,371	1,371

Total other intangibles	28,592	28,126
Less accumulated amortization	(9,133)	(8,192)

Total other intangibles - net	$19,459	$19,934

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2010	2011	2012	2013	2014
Estimated amortization expense	$2,905	$3,620	$3,113	$2,424	$2,011

Regulatory Deferred Charges and Credits

The Company prepares its condensed consolidated financial statements in accordance with regulatory accounting practices because:

•	rates for regulated services are established by or subject to approval by independent third-party regulators,

•	the regulated rates are designed to recover the cost of providing the regulated services, and

•	in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover costs.

Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently included in rates, but expected to be recovered or refunded in the future) are reflected as deferred charges or credits on the Condensed Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Condensed Consolidated Statements of Income until the period during which matching revenues are recognized.

If at some point in the future the Company determines that it no longer meets the criteria for continued application of regulatory accounting practices for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.

Redeemable Noncontrolling Interests

This item represents the estimated fair value of redeemable stock and stock options of Advantage IQ issued under its employee stock incentive plan and to the previous owners of Cadence Network. See Note 3 for further information. This amount was corrected in the Condensed Consolidated Statement of Equity for the three months ended March 31, 2009. The Company has reclassified $39.1 million as redeemable noncontrolling interests as of March 31, 2009. This amount was previously included as $3.0 million of other current liabilities, $24.6 million of other non-current liabilities and deferred credits and $11.5 million of noncontrolling interests (in equity).

AVISTA CORPORATION

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the unfunded benefit obligation for pensions and other postretirement benefit plans as of March 31, 2010 and December 31, 2009.

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing” (Accounting Standards Codification (ASC) Topic 860). This ASU amends certain provisions of ASC 860 related to accounting for transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. In particular, the Company evaluated its accounts receivable sales financing facility (see Note 4) and determined the transactions no longer meet the criteria of sales of financial assets. As such, any transactions will be accounted for as secured borrowings. During the three months ended March 31, 2010, the Company did not borrow any funds under the revolving agreement. As such, the adoption of this ASU did not have any impact on the Company’s financial condition, results of operations and cash flows.

Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs).” This ASU carries forward the scope of ASC 810, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASU No. 2009-16 (ASC 860). The amendments required the Company to reconsider previous conclusions relating to the consolidation of VIEs, whether the Company is the VIE’s primary beneficiary, and what type of financial statement disclosures are required.

The Company evaluated its power purchase agreement (PPA) for the Lancaster Project, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Idaho, owned by an unrelated third-party (Rathdrum Power LLC). During development and at the time of the commencement of commercial operations in September 2001, Avista Power, LLC, another subsidiary of Avista Corp., owned 49 percent of the equity in the Lancaster Project. The Lancaster Project was financed with 80 percent debt and 20 percent equity. In October 2006, Avista Power, LLC sold its equity ownership interest in the Lancaster Project.

All of the output from the Lancaster Plant is contracted to Avista Turbine Power, Inc. (ATP), a subsidiary of Avista Corp., through 2026 under the PPA. In September 2001 the rights and obligations under the PPA were assigned to Avista Energy, Inc. (Avista Energy) another subsidiary of Avista Corp. Beginning in July 2007 through the end of 2009, ATP conveyed the majority of its rights and obligations under the PPA to Shell Energy in connection with the sale of the majority of Avista Energy’s contracts and ongoing operations to Shell Energy. ATP conveyed these rights and obligations to Avista Corp. (Avista Utilities) beginning in January 2010.

Since Avista Corp. has a variable interest in the PPA, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Project and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Avista Corp. has provided Rathdrum Power LLC, the owner of the Lancaster Plant, a guarantee under which Avista Corp. has guaranteed ATP’s performance under the PPA. Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. The Company has a future contractual obligation of approximately $384 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

The implementation of amendments to ASC 810 results in the Company including Spokane Energy, LLC (Spokane Energy) in its consolidated financial statements effective January 1, 2010. Spokane Energy is a special purpose limited liability company and all of its membership capital is owned by Avista Corp. Spokane Energy was formed in December 1998, to assume ownership of a fixed rate electric capacity contract between Avista Corp. and Portland General Electric Company (PGE). Under the terms of the contract, Peaker, LLC (Peaker) purchases capacity from Avista Corp. and sells capacity to Spokane Energy, who in turn, sells the related capacity to PGE. Peaker acts as an intermediary to fulfill certain regulatory requirements between Spokane Energy and Avista Corp.

AVISTA CORPORATION

To provide funding to acquire the contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust. The transaction is structured such that Spokane Energy bears full recourse risk for a loan that matures in January 2015. Avista Corp. bears no recourse related to this loan. In December 1998, Spokane Energy acquired the contract from Avista Corp. to supply electric energy capacity to PGE through December 31, 2016. The cost of acquiring the energy contract is being amortized and matched with sales revenue over the life of the contract using the effective interest method. Avista Corp. acts as the servicer under the contract and performs scheduling, billing and collection functions. In exchange for such services, Spokane Energy pays a monthly servicing fee to Avista Corp. The servicing fee is less than $0.1 million per year.

In December 1998, Avista Corp. received $143.4 million of cash from Spokane Energy related to the monetization of the contract. Pursuant to orders from the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC), Avista Corp. fully amortized this amount by the end of 2002.

Avista Corp. did not previously consolidate Spokane Energy because Spokane Energy met the definition of the qualified special purpose entity (QSPE). As the amendments to ASC 810 and 860 eliminated the concept of a QSPE, Avista Corp. evaluated Spokane Energy for consolidation as a variable interest entity and determined that it was required to consolidate the entity. This determination was based primarily on Avista Corp. controlling the activities of Spokane Energy, owning all of the member capital of Spokane Energy, and receiving the majority of the residual benefits upon liquidation of the entity. The consolidation of Spokane Energy resulted in the following effects on the Condensed Consolidated Balance Sheet as of March 31, 2010 (dollars in thousands):

Current assets	$2,018
Long-term energy capacity contract receivable	78,889
Other property and investments-net	1,100

Total assets	$82,007

Current liabilities	$(697)
Current portion of nonrecourse long-term debt	11,635
Nonrecourse long-term debt	55,918
Other non-current liabilities and deferred credits (1)	15,151

Total liabilities	$82,007

(1)	Consists of a regulatory liability recorded for the cumulative retained earnings of Spokane Energy that the Company will flow through regulatory accounting mechanisms in future periods.

Due to the expected impact on regulatory accounting mechanisms in future periods, the consolidation of Spokane Energy did not have any effect on net income for the three months ended March 31, 2010. The consolidation of Spokane Energy increased (decreased) the following line items in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 (dollars in thousands):

Utility revenues	$(450)
Non-utility energy revenues	4,676
Non-utility operating expenses - resource costs	2,745
Non-utility operating expenses - other operating expenses	17
Income from operations	1,464
Interest expense	1,466
Other expense - net	(2)

For the three months ended March 31, 2010, the regulatory liability recorded for the operations of Spokane Energy increased by $0.6 million.

The Company also evaluated several low-income housing project investments and determined that it should no longer consolidate these entities based upon the amendments to ASC 810. The Company determined that it was not the primary beneficiary because it lacks the power to direct any of the activities of the entities. The deconsolidation of the low-income housing project entities reduced current assets by $0.9 million, other property and investments-net by $1.7 million and long-term debt by $2.6 million effective January 1, 2010. The deconsolidation did not have any impact on the Company’s equity or net income.

AVISTA CORPORATION

NOTE 3. ADVANTAGE IQ ACQUISITIONS

Effective July 2, 2008, Advantage IQ completed the acquisition of Cadence Network, a privately held, Cincinnati-based energy and expense management company. As consideration, the owners of Cadence Network received a 25 percent ownership interest in Advantage IQ. The total value of the transaction was $37 million.

The acquisition of Cadence Network was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. Based on the estimated fair market value of Advantage IQ common stock held by the previous owners of Cadence Network, redeemable noncontrolling interests were $31.2 million as of March 31, 2010. Additionally, certain minority shareholders and option holders of Advantage IQ have the right to put their shares back to Advantage IQ at their discretion during an annual put window. This redeemable noncontrolling interest was $8.7 million as of March 31, 2010 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock.

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

NOTE 4. ACCOUNTS RECEIVABLE FINANCING FACILITY

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Avista Corp., ARC and a third-party financial institution are parties to a Receivables Purchase Agreement. Prior to January 1, 2010, transactions under this facility were accounted for as sales of financial assets. Effective January 1, 2010, ASC 860 was amended and the transactions no longer meet the criteria for sales of financial assets and will be accounted for as secured borrowings on a prospective basis. The agreement was amended on March 12, 2010 to, among other things, extend the termination date from March 12, 2010 to March 11, 2011 and to reduce the amount that can be borrowed under the facility to $50.0 million from $85.0 million. The Company reduced the amount of the facility based on its forecasted liquidity needs. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s committed lines of credit (see Note 7). Based on calculations of eligible receivables, ARC had the ability to borrow up to $50.0 million under this revolving agreement as of March 31, 2010 and $85.0 million as of December 31, 2009. The Company did not borrow any funds under this revolving agreement during the three months ended March 31, 2010.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

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

AVISTA CORPORATION

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

As part of its resource procurement and management operations in the natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources. Forward natural gas contracts are typically for monthly delivery periods. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a significant portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend for multiple natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its gas supply requirements unhedged for purchase in short-term and spot markets. Natural gas resource optimization activities include:

•	wholesale market sales of surplus gas supplies,

•	optimization of interstate pipeline transportation capacity not needed to serve daily load, and

•	optimization of available storage capacity.

Derivatives are recorded as either assets or liabilities on the balance sheet measured at estimated fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism (ERM) in Washington, the Power Cost Adjustment (PCA) mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2010 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2010	582	377	28,813	2,525	1,864	218	5,322	1,990
2011	517	376	18,278	3,318	286	31	2,215	4,443
2012	489	465	6,352	1,593	287	—	1,525	1,593
2013	368	—	2,330	—	286	—	1,500	—
2014	366	—	450	—	286	—	1,475	—
Thereafter	1,694	—	—	—	1,303	—	—	—

AVISTA CORPORATION

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. In early 2009, Avista Utilities implemented a process to economically hedge a portion of the foreign currency risk by purchasing Canadian currency when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. As of March 31, 2010, the Company had a current derivative asset for foreign currency hedges of less than $0.1 million included in other current assets on the Condensed Consolidated Balance Sheet. As of March 31, 2010, the Company had entered into 28 Canadian currency forward contracts with a notional amount of $8.6 million ($8.7 million Canadian). As of December 31, 2009, the Company had a current derivative liability for foreign currency hedges of less than $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2009, the Company had entered into 24 Canadian currency forward contracts with a notional amount of $10.2 million ($10.6 million Canadian).

Interest Rate Swap Agreements

Avista Corp. enters into forward-starting interest rate swap agreements to manage the risk associated with changes in interest rates and the impact on future interest payments. These interest rate swap agreements relate to the interest payments for anticipated debt issuances. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with changes in interest rates. Settlements of the interest rate swaps are deferred as a regulatory asset or liability (included as part of long-term debt) and are amortized as a component of interest expense over the life of the associated debt issued in accordance with regulatory accounting practices. The Company did not have any interest rate swap contracts outstanding as of March 31, 2010 and December 31, 2009.

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2010 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current assets	$19	$—	$19
Commodity contracts	Current utility energy commodity derivative assets	14,643	(4,445)	10,198
Commodity contracts	Non-current utility energy commodity derivative assets	29,273	(5,290)	23,983
Commodity contracts	Current utility energy commodity derivative liabilities	7,443	(51,996)	(44,553)
Commodity contracts	Other non-current liabilities and deferred credits	759	(23,083)	(22,324)

Total derivative instruments recorded on the balance sheet		$52,137	$(84,814)	$(32,677)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2009 (in thousands):

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

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2010 was $37.7 million. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, the Company would be required to post $19.8 million of collateral to its counterparties.

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

Cash deposits from counterparties totaled $3.2 million at each of March 31, 2010 and December 31, 2009. These funds were held by Avista Utilities to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $48 million in cash to the pension plan in 2009. The Company expects to contribute $21 million to the pension plan in 2010 ($7 million was contributed in the first quarter of 2010).

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

The Company established a Health Reimbursement Arrangement to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on the employee’s years of service and the ending salary. The liability and expense of this plan are included as other postretirement benefits.

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2010	2009	2010	2009
Service cost	$2,878	$2,673	$202	$202
Interest cost	5,823	5,404	619	571
Expected return on plan assets	(5,347)	(4,238)	(341)	(341)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	163	164	(37)	(37)
Net loss recognition	1,791	2,055	338	263

Net periodic benefit cost	$5,308	$6,058	$907	$784

NOTE 7. SHORT-TERM BORROWINGS

Avista Corp. has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can borrow or request the issuance of letters of credit in any combination up to $320.0 million. The Company had $70.0 million in borrowings

AVISTA CORPORATION

outstanding under this committed line of credit as of March 31, 2010 and $87.0 million as of December 31, 2009. Total letters of credit outstanding were $27.9 million as of March 31, 2010 and $28.4 million as of December 31, 2009. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Additionally, the Company has a committed line of credit agreement with various banks in the total amount of $75.0 million with an expiration date of April 5, 2011. Avista Corp. may elect to increase the committed line of credit by up to $25.0 million under the same agreement. As of March 31, 2010 and December 31, 2009, the Company did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $75.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2010, the Company was in compliance with this covenant with a ratio of 4.16 to 1. The committed line of credit agreements also have a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at any time. As of March 31, 2010, the Company was in compliance with this covenant with a ratio of 54.4 percent.

Advantage IQ

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 2011. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $5.3 million of borrowings outstanding under the credit agreement as of March 31, 2010, and $5.7 million as of December 31, 2009.

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of March 31, 2010 and December 31, 2009 (dollars in thousands):

Maturity Year	Description	Interest Rate	March 31, 2010	December 31, 2009
2010	Secured Medium-Term Notes	6.67%-8.02%	$35,000	$35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2013	First Mortgage Bonds	7.25%	30,000	30,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		1,151,700	1,151,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Other long-term debt and capital leases		5,727	3,018
	Interest rate swaps		(1,611)	(1,844)
	Unamortized debt discount		(1,890)	(1,936)

	Total		1,158,026	1,155,038
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(35,316)	(35,189)

	Total long-term debt		$1,039,010	$1,036,149

(1)	In December 2008, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, Series 1999A (Avista Corporation Colstrip Project) due 2032 were remarketed. Avista Corp. purchased these Pollution Control Bonds and expects that at a later date, subject to market conditions, these bonds will be refunded or remarketed to unaffiliated investors or refunded by a new issue. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds will not be cancelled but will remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

(2)	In December 2008, the City of Forsyth, Montana issued $17.0 million of its Pollution Control Revenue Refunding Bonds, Series 2008 (Avista Corp. Colstrip Project) due 2034 on behalf of Avista Corp. The proceeds of the Bonds were used to refund $17.0 million of Pollution Control Revenue Refunding Bonds, Series 1999B (Avista Corp. Colstrip Project) issued by the City of Forsyth, Montana on behalf of Avista Corp., which were subject to remarketing or refunding on December 31, 2008. In December 2009, Avista Corp. purchased the Bonds and expects that at a later date, subject to market conditions, the bonds will be refunded or remarketed to unaffiliated investors. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds will not be cancelled but will remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

NOTE 9. NONRECOURSE LONG-TERM DEBT

Nonrecourse long-term debt (including current portion) represents the long-term debt of Spokane Energy. To provide funding to acquire a long-term fixed rate electric capacity contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust in December 1998. The long-term debt has scheduled monthly installments and interest at a fixed rate of 8.45 percent with the final payment due in January 2015. Spokane Energy bears full recourse risk for the debt, which is secured by the fixed rate electric capacity contract and $1.6 million of funds held in a trust account.

NOTE 10. FAIR VALUE

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion, but excluding capital leases), nonrecourse long-term debt and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,072,100	$1,098,113	$1,072,100	$1,079,857
Nonrecourse long-term debt	67,553	79,504	—	—
Long-term debt to affiliated trusts	51,547	43,627	51,547	43,534

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information. Due to the unique nature of the long-term fixed rate electric capacity contract securing the long-term debt of Spokane Energy (nonrecourse long-term debt), the estimated fair value of nonrecourse long-term debt was determined based on a discounted cash flow model using available market information.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
March 31, 2010
Assets:
Energy commodity derivatives	$—	$21,331	$30,788	$(17,938)	$34,181
Foreign currency derivatives	—	19	—	—	19
Deferred compensation assets:
Fixed income securities (2)	954	—	—	—	954
Equity securities (2)	8,581	—	—	—	8,581

Total	$9,535	$21,350	$30,788	$(17,938)	$43,735

Liabilities:
Energy commodity derivatives	$—	$79,919	$4,896	$(17,938)	$66,877

December 31, 2009
Assets:
Energy commodity derivatives	$—	$11,898	$57,276	$(15,934)	$53,240
Deferred compensation assets:
Fixed income securities (2)	2,011	—	—	—	2,011
Equity securities (2)	5,863	—	—	—	5,863

Total	$7,874	$11,898	$57,276	$(15,934)	$61,114

Liabilities:
Energy commodity derivatives	$—	$27,086	$7,806	$(15,934)	$18,958
Foreign currency derivatives	—	50	—	—	50

Total	$—	$27,136	$7,806	$(15,934)	$19,008

(1)	The Company is permitted to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists.
(2)	These assets are trading securities.

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

AVISTA CORPORATION

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.1 million as of March 31, 2010 and $1.6 million as of December 31, 2009.

The following table presents activity for energy commodity derivative assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Assets		Liabilities
	2010	2009	2010	2009
Balance as of January 1	$57,276	$68,047	$(7,806)	$(16,085)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(24,192)	(18,220)	2,910	3,190
Purchases, issuances, and settlements, net	(2,296)	(1,152)	—	28
Transfers to other categories	—	—	—	—

Ending balance as of March 31	$30,788	$48,675	$(4,896)	$(12,867)

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.

NOTE 11. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three months ended March 31 (in thousands, except per share amounts):

	2010	2009
Numerator:
Net income attributable to Avista Corporation	$28,810	$31,026
Subsidiary earnings adjustment for dilutive securities	(35)	(34)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$28,775	$30,992

Denominator:
Weighted-average number of common shares outstanding-basic	54,869	54,616
Effect of dilutive securities:
Contingent stock awards	162	25
Stock options	84	81

Weighted-average number of common shares outstanding-diluted	55,115	54,772

Earnings per common share attributable to Avista Corporation:
Basic	$0.53	$0.57

Diluted	$0.52	$0.57

AVISTA CORPORATION

Total stock options outstanding excluded in the calculation of diluted earnings per common share attributable to Avista Corporation were 207,250 for the three months ended March 31, 2010 and 355,350 for the three months ended March 31, 2009. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In June 2009, the FERC reversed, in part, its previous decision and ordered a compliance filing requiring an adjustment to the return on investment component of Avista Energy’s cost filing. That compliance filing was made in July 2009. In March 2010, the California AG, the CPUC, PG&E, and SCE filed a protest and comments on Avista Energy’s compliance filing. In April 2010, Avista Energy filed a response and corrected a technical error from its July 2009 filing that increased its cost filing claim. The California AG, CPUC, PG&E and SCE filed an answer and protest to this filing in April 2010. The revised compliance filing is pending before the FERC.

AVISTA CORPORATION

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In March 2010, the CalISO filed its 44th status report on the California recalculation process confirming that the preparatory and the FERC refund recalculations are complete (as are calculations related to fuel cost allowance offsets, emission offsets, cost-recovery offsets, and certain interest calculations). In April 2010, the CalISO filed an updated compliance report concerning preparatory re-run activity. The CalISO stated in its March 2010 status report that it is in the process of making adjustments to the CalISO data to remove refunds associated with sales made by non-jurisdictional entities. In addition, the CalISO says that it will need to work with parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. After completing these calculations, the CalISO states that it intends to make a compliance filing with the FERC that presents the final financial position of each party that participated in its markets during the Refund Period. In a separate filing made in March 2010, the CalISO stated that it does not intend to make any compliance filing until, inter alia, the FERC resolves issues related to the Ninth Circuit’s remand regarding possible remedies for alleged tariff violations pursuant to Federal Power Act (FPA) section 309, prior to the refund effective date in this proceeding (discussed below). In May 2010, the CalPX made a compliance filing in response to the FERC’s order directing it to complete refund calculations. That filing included current balances for all market participants and requested guidance from the FERC on issues related to completing the final determination of “who owes what to whom.”

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. As of March 31, 2010, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

Many of the orders that the FERC has issued in the California refund proceedings were appealed to the Ninth Circuit. In October 2004, the Ninth Circuit ordered that briefing proceed in two rounds. The first round was limited to three issues: (1) which parties are subject to the FERC’s refund jurisdiction in light of the exemption for government-owned utilities in section 201(f) of the FPA; (2) the temporal scope of refunds under section 206 of the FPA; and (3) which categories of transactions are subject to refunds. The second round of issues and their corresponding briefing schedules have not yet been set by the Ninth Circuit.

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

AVISTA CORPORATION

In May 2009, the California AG filed a complaint against both Avista Energy and Avista Utilities seeking refunds on sales made to CERS during the period January 18, 2001 to June 20, 2001 under section 309 of the FPA (the Brown Complaint). The sales at issue are limited in scope and are duplicative of claims already at issue in the Pacific Northwest proceeding, discussed above. In August 2009, the City of Tacoma and the Port of Seattle filed a motion asking the FERC to summarily re-price sales of energy in the Pacific Northwest during 2000 and 2001. In October 2009, Avista Corp. filed, as part of the Transaction Finality Group, an answer to that motion and, in addition, made its own recommendations for further proceedings in this docket. Those pleadings are pending before the FERC.

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties are directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. The California AG, CPUC, PG&E, and SCE filed their testimony in July 2009. Avista Utilities and Avista Energy’s answering testimony was filed in September 2009. On the same day, the FERC staff filed its answering testimony taking the position that, using the test the FERC directed to be applied in this proceeding, neither Avista Utilities nor Avista Energy had market power for the period in question. Cross answering testimony and rebuttal testimony were filed in November 2009. In January 2010, Avista Utilities and Avista Energy filed a motion for summary disposition, as did other parties to the proceeding. In March 2010, the Presiding Administrative Law Judge (ALJ) granted the motions for summary disposition and found that a hearing was “unnecessary” because the California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” Briefs on exceptions were filed in April 2010 and briefs opposing exceptions are due in May 2010.

Based on information currently known to the Company’s management, the fact that neither Avista Utilities nor Avista Energy ever reached a 20 percent generation market share during 2000 or 2001 and the ALJ’s granting of Avista Utilities and Avista Energy’s summary disposition motion, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has not accrued any liability related to this matter.

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

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company is currently engaged with the DOE and the EPA Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On February 12, 2010, the DOE submitted the TMDL for the EPA’s review and approval. A number of parties, including the Company, requested that the DOE clarify and resolve issues through a dispute resolution process, which was completed on May 5, 2010. Through this process the DOE clarified a number of issues and left others to be resolved during implementation. However, it did not revise the February 12, 2010 TMDL. Once the TMDL process is completed, and the Company’s level of responsibility related to low dissolved oxygen in Lake Spokane is established, the Company will identify potential mitigation measures. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully indentified or approved by the DOE. It is also possible the TMDL will be appealed by one or more parties if it is approved by the EPA.

The Company is in the early stage of implementing the environmental and operational conditions required in the license for the Spokane River Project. The estimated cost to implement the license conditions, which is the result of more than a dozen separate settlements, is $334 million over the 50-year license term. This will increase the Spokane River Project’s cost of power by about 40 percent, while decreasing annual generation by approximately one-half of one percent. Costs to implement mitigation measures related to the TMDL are not included in these cost estimates.

AVISTA CORPORATION

The IPUC and the WUTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to the licensing of the Spokane River Project.

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho Department of Environmental Quality (Idaho DEQ) and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the opening and modification of possibly two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the existing concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of smaller capacity options to abate TDG over the next several years. In March 2010, the FERC approved the GSCP addendum preliminary design of alternative abatement measures, which will commence in May 2010.

Fish Passage at Cabinet Gorge and Noxon Rapids

In 1999, the USFWS listed bull trout as threatened under the Endangered Species Act. The Clark Fork Settlement Agreement describes programs intended to restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company is evaluating the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies will help the Company and other parties determine the best use of funds toward continuing fish passage efforts or other bull trout population enhancement measures. In the fall of 2009, the Company selected a contractor to design a permanent upstream passage facility at Cabinet Gorge. The Company anticipates that the design will be completed by the end of 2011.

In January 2010, the USFWS proposed to revise its 2005 designation of critical habitat for the bull trout. The proposed revisions include the lower Clark Fork River as critical habitat. In April 2010, the Company submitted comments recommending the lower Clark Fork River be excluded from critical habitat designation based in part on the extensive bull trout recovery efforts the Company is already undertaking.

Aluminum Recycling Site

In October 2009, the Company (through its subsidiary Pentzer Corporation) received notice from the DOE proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act, under Washington state law. The subject property adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by DOE as “Aluminum Recycling – Trentwood.” Operators of that property maintained piles of aluminum “black dross,” which can be designated as a state-only dangerous waste in Washington State. Operators placed a portion of the aluminum dross pile on the site owned by Pentzer Corporation. The Company does not believe it is a contributor to any environmental contamination associated with the dross pile, and submitted a response to the DOE’s proposed findings in November 2009. In December 2009, the Company received notice from the DOE that it had been designated as a potentially liable party for any hazardous substances located on this site. There is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. The Company has not accrued a liability related to this matter.

Collective Bargaining Agreements

The Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers represents approximately 45 percent of all of Avista Utilities’ employees. The agreement with the local union in Washington and Idaho representing the majority (approximately 90 percent) of the bargaining unit employees expired on March 26, 2010. Two local agreements in Oregon, which cover approximately 50 employees, expired in April 2010. Negotiations are currently ongoing with respect to the expired labor agreements and the Company does not expect any disruption to its operations.

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

AVISTA CORPORATION

NOTE 13. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. Advantage IQ is a provider of facility information and cost management services for multi-site customers throughout North America. The Other category, which is not a reportable segment, includes the remaining activities of Avista Energy, Spokane Energy, other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital. The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2010:
Operating revenues	$424,031	$23,942	$15,074	$39,016	$(6,632)	$456,415
Resource costs	259,567	—	9,377	9,377	(6,632)	262,312
Other operating expenses	55,749	19,257	3,956	23,213	—	78,962
Depreciation and amortization	24,330	1,524	292	1,816	—	26,146
Income from operations	63,214	3,161	1,449	4,610	—	67,824
Interest expense (2)	17,828	27	1,466	1,493	(60)	19,261
Income taxes	16,960	1,144	(237)	907	—	17,867
Net income (loss) attributable to
Avista Corporation	27,776	1,447	(413)	1,034	—	28,810
Capital expenditures	42,552	268	197	465	—	43,017
For the three months ended March 31, 2009:
Operating revenues	$460,864	$17,340	$9,266	$26,606	$—	$487,470
Resource costs	289,692	—	5,728	5,728	—	295,420
Other operating expenses	57,732	13,690	3,603	17,293	—	75,025
Depreciation and amortization	22,923	1,026	336	1,362	—	24,285
Income (loss) from operations	63,622	2,624	(401)	2,223	—	65,845
Interest expense (2)	16,848	116	14	130	(32)	16,946
Income taxes	17,001	879	(412)	467	—	17,468
Net income (loss) attributable to
Avista Corporation	30,583	1,167	(724)	443	—	31,026
Capital expenditures	41,510	982	6	988	—	42,498
Total Assets:
As of March 31, 2010	$3,373,848	$153,484	$142,904	$296,388	$—	$3,670,236
As of December 31, 2009	$3,400,384	$143,060	$63,515	$206,575	$—	$3,606,959

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of March 31, 2010, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington
May 7, 2010

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

AVISTA CORPORATION

•

Advantage IQ – an indirect subsidiary of Avista Corp. (approximately 74 percent owned as of March 31, 2010) that provides sustainable utility expense management solutions to its customers that are generally multi-site companies across North America to assess and manage utility costs and usage. Advantage IQ’s primary product lines include processing, payment and auditing of energy, telecom, waste, water/sewer and lease bills, as well as strategic management services.

We have other businesses, including sheet metal fabrication, venture fund investments and real estate investments, Spokane Energy (which was consolidated effective January 1, 2010) as well as certain natural gas storage facilities held by Avista Energy. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

The following table presents net income (loss) attributable to Avista Corporation for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2010	2009
Avista Utilities	$27,776	$30,583
Advantage IQ	1,447	1,167
Other	(413)	(724)

Net income attributable to Avista Corporation	$28,810	$31,026

Executive Level Summary

Overall

Our operating results and cash flows are primarily from:

•	regulated utility operations (Avista Utilities), and

•	facility information and cost management services for multi-site customers (Advantage IQ).

Net income attributable to Avista Corporation was $28.8 million for the three months ended March 31, 2010, a decrease from $31.0 million for the three months ended March 31, 2009. This decrease was primarily due to decreased earnings at Avista Utilities (primarily due to warmer weather, partially offset by the implementation of general rate increases in Washington and Idaho). This was partially offset by an increase in earnings at Advantage IQ and a decrease in the net loss from the other businesses.

We have an investment grade corporate credit rating from each of the three major rating agencies. See further discussion at “Credit Ratings.” It is important to note that we are at the lower end of the investment grade category. We are working to continuously strengthen our credit ratings by improving earnings and operating cash flows, controlling costs and reducing our debt ratio.

Employment has declined in most of our service area due to cutbacks in the construction, forest products, mining and manufacturing sectors. Non-farm employment contraction for March 2010 as compared to March 2009 was 1.7 percent in Spokane, Washington and 1.4 percent in Medford, Oregon, but expanded 0.8 percent in Coeur d’Alene, Idaho, compared to the national average decline of 1.7 percent. Unemployment rates in March 2010 were 10.5 percent in Spokane, Washington, 10.0 percent in Coeur d’Alene, Idaho and 13.6 percent in Medford, Oregon, compared to the national average of 10.2 percent. The housing markets in Coeur d’Alene, Idaho and Medford, Oregon have had a higher foreclosure rate than the national average; the March 2010 annual foreclosure rate was 0.36 percent in Kootenai County (the county that includes Coeur d’Alene, Idaho), and 0.38 percent in Jackson County (the county that includes Medford, Oregon) compared to the national foreclosure rate of 0.28 percent; the housing market in Spokane County had a foreclosure rate of only 0.05 percent.

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

AVISTA CORPORATION

In our utility operations, we continue to execute our regulatory strategy to recover costs and capital investments in our generation, transmission and distribution infrastructure. We have reset general rates in all of our jurisdictions since the middle of 2009 and we filed new general rate increase requests in Washington and Idaho in March 2010.

Our utility net income was $27.8 million for the three months ended March 31, 2010, a decrease from $30.6 million for the three months ended March 31, 2009 partially due to a decrease in gross margin (operating revenues less resource costs). The decrease in gross margin was primarily due to warmer weather and lower retail loads (particularly for natural gas), partially offset by the implementation of the general rate increases. In addition, our power supply costs were more than the amount included in retail rates in Washington. This was due to below normal hydroelectric generation, partially offset by lower wholesale electric and natural gas fuel prices. The decrease in gross margin was partially offset by a decrease in other operating expenses and taxes other than income taxes.

We are continuing to invest in generation, transmission and distribution systems to enhance service reliability for our customers. Utility capital expenditures were $42.6 million for the three months ended March 31, 2010. We expect utility capital expenditures to be about $210 million for the full year of 2010. These estimates of capital expenditures are subject to continuing review and adjustment and do not include costs for projects associated with stimulus funding (see discussion at “Avista Utilities Capital Expenditures”).

Advantage IQ

Advantage IQ had net income attributable to Avista Corporation of $1.4 million for the three months ended March 31, 2010, an increase from $1.2 million for the three months ended March 31, 2009. The increase for 2010 as compared to 2009 was primarily due to the acquisition of Ecos Consulting, Inc. (Ecos) effective August 31, 2009. Advantage IQ’s earnings continue to be moderated by low short-term interest rates (which limits interest revenue on funds held for customers) and economic conditions that have limited organic growth.

On August 31, 2009, Advantage IQ acquired substantially all of the assets and liabilities of Ecos, a Portland, Oregon-based energy efficiency solutions provider. The acquisition of Ecos was funded primarily through borrowings under Advantage IQ’s committed credit agreement. Under the terms of the transaction, the assets and liabilities of Ecos were acquired by a wholly owned subsidiary of Advantage IQ.

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

We may monetize all or part of our investment in Advantage IQ in the future, regardless of Advantage IQ’s minority owner redemption rights. The value of a potential monetization depends on future market conditions, growth of the business and other factors. This may provide access to public market capital and provide potential liquidity to Avista Corp. and the other owners of Advantage IQ. There can be no assurance that we will be able to complete such a transaction.

Other Businesses

The net loss for these operations was $0.4 million for the three months ended March 31, 2010 compared to a net loss of $0.7 million for the three months ended March 31, 2009. The net loss for both periods was primarily due to losses on long-term venture fund investments.

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

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 5, 2011 that had $70.0 million of cash borrowings and $27.9 million in letters of credit outstanding as of March 31, 2010.

We also have a committed line of credit in the total amount of $75.0 million with an expiration date of April 5, 2011 that had no borrowings outstanding as of March 31, 2010.

AVISTA CORPORATION

In March 2010, we amended our accounts receivable financing facility to extend the termination date to March 2011 and reduce the amount of the facility to $50.0 million from $85.0 million. We reduced the amount of the facility based on our forecasted liquidity needs. Based upon calculations of our eligible accounts receivable under this agreement, we had the ability to borrow up to $50.0 million as of March 31, 2010. We had not borrowed any funds under this facility as of March 31, 2010.

As of March 31, 2010, we had a combined $347.1 million of available liquidity under our $320.0 million committed line of credit, $75.0 million committed line of credit, and $50.0 million revolving accounts receivable financing facility.

In December 2009, we purchased $17.0 million of our Pollution Control Bonds. We are planning, subject to market conditions, to refund these bonds in 2010 along with $66.7 million of our Pollution Control Bonds we purchased in December 2008.

In addition to the refunding of $83.7 million of our Pollution Control Bonds, we are planning to issue up to $45 million of common stock in 2010 in order to maintain our capital structure at an appropriate level for our business. After considering the refunding of our Pollution Control Bonds and issuances of common stock during 2010, we expect net cash flows from operating activities, our committed line of credit agreements and accounts receivable financing facility (total of $445.0 million) to provide adequate resources to fund:

•	capital expenditures,

•	dividends, and

•	other contractual commitments.

In December 2009, we entered into an amended and restated sales agency agreement with a sales agent to issue up to 1.25 million shares of our common stock from time to time. We originally entered into a sales agency agreement to issue up to 2 million shares of our common stock in December 2006. In 2008, we issued 750,000 shares of our common stock under this sales agency agreement. We did not issue any common stock under this agreement in 2009 or the first quarter of 2010.

Avista Utilities – Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	more closely align earned returns with those allowed by regulators.

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington and Idaho in March 2010 and expect to file a general rate case in Oregon by the end of the third quarter of 2010 to more closely align earned returns with those authorized. The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2010	8.25%	10.2%	46.5%
Idaho electric and natural gas	August 2009	8.55%	10.5%	50.0%
Oregon natural gas	November 2009	8.19%	10.1%	50.0%

Washington General Rate Cases

In December 2009, the WUTC issued an order in our electric and natural gas general rate cases that were filed with the WUTC in January 2009. The WUTC approved a base electric rate increase for our Washington customers of 2.8 percent, which was designed to increase annual revenues by $12.1 million. Base natural gas rates for our Washington customers increased by an average of 0.3 percent, which was designed to increase annual revenues by $0.6 million. The new electric and natural gas rates became effective on January 1, 2010.

AVISTA CORPORATION

On March 23, 2010, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall electric rate increase of 13.4 percent and an overall natural gas rate increase of 6.0 percent. The filing is designed to increase annual base electric revenues by $55.3 million and increase annual base natural gas revenues by $8.5 million. Our request is based on a proposed overall rate of return of 8.33 percent, with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. On April 22, 2010 the WUTC issued its Order establishing a procedural schedule for the Washington electric and natural gas general rate cases, including WUTC staff and intervenor testimony due September 2, 2010, our rebuttal due October 4, 2010, and hearings during the first week of November 2010. The WUTC has up to 11 months to review the filings and issue a decision.

Idaho General Rate Cases

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

On March 23, 2010, we filed electric and natural gas general rate cases with the IPUC. We have requested a base electric rate increase of 14.0 percent and a base natural gas rate increase of 3.6 percent. The filing is designed to increase annual base electric revenues by $32.1 million and increase annual base natural gas revenues by $2.6 million. Our request is based on a proposed overall rate of return of 8.55 percent, with a common equity ratio of 50 percent and a 10.9 percent return on equity. The IPUC generally has up to seven months to review the filings and issue a decision.

Oregon General Rate Cases

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

Purchased Gas Adjustments

Effective November 1, 2009, natural gas rates decreased 22 percent in Oregon, 26 percent in Washington and 23 percent in Idaho. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $30.1 million as of March 31, 2010, a decrease from $40.0 million as of December 31, 2009.

Oregon Senate Bill 408

The OPUC established rules in September 2007 related to Oregon Senate Bill 408, which was enacted into law in 2005. These rules direct the utility to establish an automatic adjustment clause to account for the difference between income taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. The automatic adjustment clause may result in either rate increases or rate decreases.

In October 2009, we filed the tax report for 2008 showing taxes paid to be less than taxes collected by $0.9 million before interest. In January 2010, we filed an all-party settlement with the OPUC for this amount. The OPUC issued an order approving the settlement in April 2010. The $0.9 million (with interest) will be refunded to Oregon customers during the period from June 1, 2010 to May 31, 2011. We recorded a potential refund liability for the 2009 tax report of $0.8 million.

Natural Gas Decoupling

In January 2007, the WUTC approved the implementation of a natural gas decoupling mechanism as a pilot for a two and one-half-year period. The decoupling mechanism is designed to recover a portion of lost margin resulting from lower usage by Washington residential and small commercial customers primarily due to conservation. However, the mechanism does not provide rate adjustments related to abnormal weather. As part of the general rate case order in December 2009, the WUTC approved continuation of the natural gas decoupling mechanism on a permanent basis, with certain modifications. Beginning July 2009, we defer 45 percent of the lost margin

AVISTA CORPORATION

associated with lower customer usage, as compared to a deferral of 90 percent during the pilot period. In the fall of each year, we can file to recover the deferred amount accumulated over the most recent July-June period if our energy efficiency therm savings meet certain pre-established targets associated with our natural gas demand side management programs. If per-customer therm usage (weather-normalized) during a July-June period were to increase instead of decrease, it may result in a refund to customers of 45 percent of the margin associated with higher customer usage.

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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. We made our 2009 ERM deferred power cost filing on March 31, 2010. A provision of our ERM requires that in the case of a major plant outage (below 70 percent availability), there may be a disallowance of fixed costs during the outage period if the outage resulted from imprudent actions, or if actual fixed costs are below the level used to calculate base rates. During scheduled maintenance in March 2009, turbines in unit 4 of Colstrip, of which we are a 15 percent owner, were found to be in need of repair. These repairs extended the planned outage from May 2009 until November 2009. We believe the outage was not due to imprudent actions and we do not expect a reduction in recovery of fixed costs related to the plant outage.

Additionally, we must make a filing (no sooner than January 1, 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

In February 2010, the WUTC approved our request to eliminate the ERM surcharge. The surcharge was eliminated as the previous balance of deferred power costs was substantially recovered. This resulted in a rate reduction of 7 percent for our Washington customers with no impact on our income from operations or net income. Although the ERM surcharge was eliminated, the deferral mechanism is still in place.

AVISTA CORPORATION

In its December 2009 general rate case order, the WUTC did not allow us to include the costs associated with the power purchase agreement for the Lancaster Plant in rates, indicating we did not demonstrate compliance with certain requirements necessary for immediate inclusion in rates. However, the WUTC directed us to file to defer costs associated with the Lancaster Plant, with a carrying charge, for potential recovery in a future rate proceeding if we demonstrate that we have satisfied these requirements. Our proposed deferred accounting treatment for the net costs associated with the Lancaster Plant was approved by the WUTC in February 2010. For the first quarter of 2010, we deferred $3.8 million of costs associated with the Lancaster Plant.

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

The following table shows activity in deferred power costs for Washington and Idaho during the three months ended March 31, 2010 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2009	$6,264	$21,507	$27,771
Activity from January 1 – March 31, 2010:
Power costs deferred (1)	3,764	2,446	6,210
Interest and other net additions	36	51	87
Recovery of deferred power costs through retail rates	(6,802)	(3,120)	(9,922)

Deferred power costs as of March 31, 2010	$3,262	$20,884	$24,146

(1)	In Washington, the power costs deferred are associated with the Lancaster Plant, which are not accounted for under the ERM.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Utility revenues decreased $37.3 million to $423.6 million due to decreased natural gas revenues of $48.6 million, partially offset by increased electric revenues of $11.3 million. The decrease in natural gas revenues was primarily the result of decreased retail revenues of $74.8 million (due to decreased retail rates and decreased volumes), partially offset by increased wholesale revenues of $25.6 million (primarily due to increased volumes and partially due to increased wholesale prices). The increase in electric revenues was primarily due to increased wholesale revenues of $17.4 million (primarily due to an increase in volumes and partially due to an increase in wholesale prices) and sales of fuel of $10.1 million. These increases in electric revenues were partially offset by a decrease in retail revenues of $16.0 million (primarily due to a decrease in volumes and partially due to a decrease in prices).

Non-utility energy revenues decreased $0.9 million to $5.1 million. These revenues for 2010 primarily represent revenues for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These revenues for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility revenues increased $7.1 million to $27.7 million as a result of an increase in revenues from Advantage IQ of $6.6 million primarily due to the acquisition of Ecos in the third quarter of 2009. The increase in other non-utility revenues was also due to increased revenues from our other businesses of $0.5 million, primarily due to increased sales at AM&D.

Utility resource costs decreased $30.1 million due to decreases in natural gas resource costs of $40.0 million, partially offset by increased electric resource costs of $9.9 million. The decrease in natural gas resource costs primarily reflects a decrease in the price of natural gas purchases, as well as the purchased gas cost adjustments implemented in the fourth quarter of 2009. The increase in electric resource costs was primarily due to an increase in fuel costs (due to an increase in thermal generation).

AVISTA CORPORATION

Utility other operating expenses decreased $2.0 million reflecting decreases in electric distribution expenses and administrative and general costs.

Utility depreciation and amortization increased $1.4 million driven by additions to utility plant.

Utility taxes other than income taxes decreased $5.7 million primarily reflecting lower revenue related taxes.

Non-utility resource costs decreased $3.0 million. These costs for 2010 primarily represent expenses for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These costs for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility operating expenses increased $5.9 million reflecting an increase of $5.6 million for Advantage IQ primarily due to the acquisition of Ecos in the third quarter of 2009. The increase was partially due to increased operating expenses from AM&D.

Interest expense increased $3.5 million primarily due to the consolidation of Spokane Energy (increased interest expense $1.5 million) and the issuance of $250.0 million of long-term debt in September 2009. During the first quarter of 2009, we carried relatively high balances on our committed line of credit at relatively low interest rates. This has been replaced with long-term debt at a higher interest rate.

Interest expense to affiliated trusts decreased $1.2 million because of the redemption of $61.9 million of long-term debt to affiliated trusts in April 2009 and a decrease in the variable interest rate on the remaining debt outstanding.

Other expense-net decreased $1.1 million due to a decrease in interest income (primarily interest on regulatory deferrals due to lower balances). The decrease also resulted from a decrease in equity-related AFUDC.

Income taxes increased $0.4 million and our effective tax rate was 37.9 percent for the three months ended March 31, 2010 compared to 35.7 percent for the three months ended March 31, 2009. The increase in the effective tax rate was due to decreases in the Kettle Falls Plant tax credit and the manufacturing deduction.

Avista Utilities

Net income for Avista Utilities was $27.8 million for the three months ended March 31, 2010 compared to $30.6 million for the three months ended March 31, 2009. Avista Utilities’ income from operations was $63.2 million for the three months ended March 31, 2010 compared to $63.6 million for the three months ended March 31, 2009. This decrease in income from operations was primarily due to decreased gross margin (operating revenues less resource costs). The decrease in gross margin was partially offset by a decrease in other utility operating expenses and taxes other than income taxes.

The decrease in net income for Avista Utilities was also due to an increase in interest expense. During the first quarter of 2009 we carried higher average balances under our $320.0 million committed line of credit at relatively low interest rates. We refinanced these borrowings in September 2009 with the issuance of $250.0 million of First Mortgage Bonds at a rate of 5.125 percent.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Total
	2010	2009	2010	2009	2010	2009
Operating revenues	$252,257	$240,467	$171,774	$220,397	$424,031	$460,864
Resource costs	131,879	121,965	127,688	167,727	259,567	289,692

Gross margin	$120,378	$118,502	$44,086	$52,670	$164,464	$171,172

Avista Utilities’ operating revenues decreased $36.8 million and utility resource costs decreased $30.1 million, which resulted in a decrease of $6.7 million in gross margin. The gross margin on natural gas sales decreased $8.6 million and the gross margin on electric sales increased $1.9 million. The decrease in our natural gas gross margin was primarily due to warmer weather that reduced retail loads, partially offset by the implementation of general rate increases in Washington effective January 1, 2010, Oregon effective November 1, 2009 and Idaho effective August 1, 2009. The increase in electric gross margin was due to the implementation of the general rate increases in Washington and Idaho, partially offset by warmer weather (which reduced retail loads) and resource costs that were higher than the amount included in base retail rates. Higher electric resource costs were primarily the result of below normal hydroelectric generation.

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2010	2009	2010	2009
Residential	$86,579	$99,434	1,050	1,177
Commercial	64,850	69,067	747	805
Industrial	26,347	25,355	482	461
Public street and highway lighting	1,715	1,660	6	7

Total retail	179,491	195,516	2,285	2,450
Wholesale	46,562	29,201	919	597
Sales of fuel	22,112	11,972	—	—
Other	4,092	3,778	—	—

Total	$252,257	$240,467	3,204	3,047

Retail electric revenues decreased $16.0 million due to a decrease in total MWhs sold (decreased revenues $12.9 million) primarily due to a decrease in use per customer as a result of warmer weather, and a decrease in revenue per MWh (decreased revenues $3.1 million). Compared to the first quarter of 2009, residential electric use per customer was down 11 percent and commercial use per customer decreased 8 percent. The decrease in revenue per MWh was primarily due to the elimination of the ERM surcharge in February 2010, partially offset by the Washington general rate increase implemented on January 1, 2010 and the Idaho general rate increase implemented on August 1, 2009.

Wholesale electric revenues increased $17.4 million due to an increase in sales prices (increased revenues $1.1 million) and an increase in sales volumes (increased revenues $16.3 million). The increase in sales volume primarily relates to resource optimization activities and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $10.1 million due to an increase in thermal generation resource optimization activities in 2010 as compared to 2009.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2010	2009	2010	2009
Residential	$68,724	$114,254	70,705	88,937
Commercial	35,069	62,640	41,130	53,180
Interruptible	816	1,637	1,303	1,761
Industrial	1,157	2,055	1,622	1,954

Total retail	105,766	180,586	114,760	145,832
Wholesale	62,118	36,505	122,553	78,845
Transportation	1,565	1,550	39,686	39,538
Other	2,325	1,756	191	274

Total	$171,774	$220,397	277,190	264,489

The $74.8 million decrease in retail natural gas revenues was due to lower retail rates (decreased revenues $46.2 million) and a decrease in volumes (decreased revenues $28.6 million). We sold less retail natural gas in the first quarter of 2010 as compared to the first quarter of 2009 due to warmer weather. Compared to the first quarter of 2009, residential natural gas use per customer was down 21 percent and commercial use per customer decreased 23 percent. The decrease in retail rates reflects the purchased gas adjustments implemented in 2009, partially offset by general rate increases implemented in Washington on January 1, 2010, Oregon on November 1, 2009 and Idaho on August 1, 2009.

The increase in our wholesale natural gas revenues of $25.6 million reflects an increase in prices (increased revenues $3.5 million) and an increase in volumes (increased revenues $22.1 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement process. Part of the increase in the volume of wholesale natural gas sales reflects lower than expected retail loads and the sale of excess

AVISTA CORPORATION

natural gas purchased. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. With lower retail loads in the first quarter of 2010 as compared to the first quarter of 2009, we had more opportunity to optimize transportation resources. Variances between the revenues and costs of the sale of resources in excess of retail load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2010	2009	2010	2009
Residential	315,130	314,462	282,854	281,385
Commercial	39,469	39,296	33,489	33,313
Interruptible	—	—	38	42
Industrial	1,370	1,389	252	262
Public street and highway lighting	447	441	—	—

Total retail customers	356,416	355,588	316,633	315,002

The following table presents our utility resource costs for the three months ended March 31 (dollars in thousands):

	2010	2009
Electric resource costs:
Power purchased	$53,641	$54,347
Power cost amortizations, net	3,712	13,174
Fuel for generation	44,959	30,198
Other fuel costs	22,762	16,923
Other regulatory amortizations, net	4,879	5,185
Other electric resource costs	1,926	2,138

Total electric resource costs	131,879	121,965

Natural gas resource costs:
Natural gas purchased	133,585	156,121
Natural gas cost amortizations, net	(10,054)	7,602
Other regulatory amortizations, net	4,157	4,004

Total natural gas resource costs	127,688	167,727

Total resource costs	$259,567	$289,692

Power purchased decreased $0.7 million due to a decrease in wholesale prices (decreased costs $8.3 million) offset by an increase in the volume of power purchases (increased costs $7.6 million), primarily due to purchasing power to cover for below normal hydroelectric generation and an increase in wholesale sales volumes related to optimization.

Net amortization of deferred power costs was $3.7 million for the three months ended March 31, 2010 compared to $13.2 million for the three months ended March 31, 2009. During the first quarter of 2010, we recovered (collected as revenue) $6.8 million of previously deferred power costs in Washington and $3.1 million in Idaho. The Washington ERM surcharge was eliminated in February 2010 as the previous balance of deferred power costs was recovered. During the first quarter of 2010, we deferred $2.4 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. In Washington, we deferred $3.8 million of costs associated with the Lancaster Project. We did not defer any power costs under Washington ERM during the first quarter of 2010, as power supply costs were within the $4.0 million deadband above the amount included in base retail rates. We absorbed $1.2 million under the ERM for the three months ended March 31, 2010 compared to a benefit of $2.7 million for the three months ended March 31, 2009.

Fuel for generation increased $14.8 million primarily due to an increase in thermal generation.

Other fuel costs increased $5.8 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $22.5 million due to a decrease in the price of natural gas (decreased costs $29.6 million), partially offset by an increase in the total therms purchased (increased costs $7.1 million). The increase in total therms purchased was due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process, partially offset by a decrease in retail sales

AVISTA CORPORATION

volumes. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first quarter of 2010, natural gas resource costs were reduced by $10.1 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas cost adjustments implemented in November 2009.

Advantage IQ

Advantage IQ’s net income attributable to Avista Corporation was $1.4 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. Operating revenues increased $6.6 million and operating expenses increased $6.1 million. The increase in net income attributable to Avista Corporation, operating revenues and expenses was primarily due to the third quarter 2009 acquisition of Ecos. The increase in operating expenses was also due to the amortization of intangible assets from the acquisition of Ecos. As of March 31, 2010, Advantage IQ had 539 customers representing 429,000 billed sites in North America, an increase from 421,000 billed sites as of December 31, 2009. In the first quarter of 2010, Advantage IQ managed bills totaling $4.1 billion, a decrease of $0.6 billion, or 14 percent, as compared to the first quarter of 2009. This decrease was due to a decrease in the average value of each bill processed, primarily reflecting a decrease in natural gas prices.

Other Businesses

The net loss attributable to Avista Corporation from these operations was $0.4 million for the three months ended March 31, 2010 compared to $0.7 million for the three months ended March 31, 2009. Operating revenues increased $5.8 million and operating expenses increased $4.0 million. The increase in operating revenues and expenses was primarily due to the consolidation of Spokane Energy effective January 1, 2010, which had no impact on the net loss attributable to Avista Corporation. Losses on long-term venture fund investments were $0.6 million for the first quarter of 2010 compared to $0.7 million for the first quarter of 2009.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2009 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the first quarter of 2010, positive cash flows from operating activities of $81.1 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $42.6 million, a net decrease (net repayment) in short-term borrowings of $17.0 million and dividends of $13.8 million.

Operating Activities Net cash provided by operating activities was $81.1 million for the three months ended March 31, 2010 compared to $91.6 million for the three months ended March 31, 2009. Net cash provided by working capital components was $21.6 million for the three months ended March 31, 2010, compared to $28.8 million for the three months ended March 31, 2009. The net cash provided during the first quarter of 2010 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a seasonal decrease in the receivables outstanding),

•	other current assets (primarily representing a decrease in income taxes receivable), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a seasonal drawdown of natural gas stored).

This cash provided was partially offset by negative cash flows from accounts payable (primarily related to a seasonal decrease in the accounts payable for natural gas purchases and power purchased).

The net cash provided during the first quarter of 2009 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a seasonal decrease in the receivables outstanding),

•	other current assets (primarily related to federal income taxes), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a seasonal drawdown of natural gas stored).

This cash provided in 2009 was partially offset by negative cash flows from accounts payable (representing a decrease in accounts payable, primarily related to a seasonal decrease in the accounts payable for natural gas purchases).

Significant non-cash items included $6.3 million of power and natural gas cost net deferrals, for the three months ended March 31, 2010, a change from net amortization of $20.8 million for the three months ended March 31, 2009. We also had deferred income tax expense of $4.2 million for the first quarter of 2010 compared to a benefit of $4.9 million for the first quarter of 2009.

Contributions to our defined benefit pension plan were $7.0 million for the first quarter of 2010 compared to $16.0 million for the first quarter of 2009. Cash paid for interest increased to $8.1 million in the first quarter of 2010, compared to $7.5 million in the first quarter of 2009.

Investing Activities Net cash used in investing activities was $47.3 million for the first quarter of 2010, an increase compared to $45.8 million for the first quarter of 2009. Utility property capital expenditures increased slightly for 2010 as compared to 2009, and funds held from customers at Advantage IQ increased by $2.6 million.

Financing Activities Net cash used in financing activities was $31.2 million for the three months ended March 31, 2010 compared to $34.4 million for the three months ended March 31, 2009. During the first quarter of 2010, our short-term borrowings decreased $17.0 million due to a net decrease in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $13.8 million (or 25 cents per share) for the first quarter of 2010 from $9.8 million (or 18 cents per share) for the first quarter of 2009. Additionally, customer funds obligations at Advantage IQ increased by $2.6 million.

During the first quarter of 2009, our short-term borrowings decreased $26.1 million, which primarily reflected a decrease in the amount of debt outstanding under our $320.0 million committed line of credit.

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

AVISTA CORPORATION

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

We monitor the potential liquidity impacts of increasing energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices and other increased operating costs through our:

•	$320.0 million committed line of credit (which expires in April 2011),

•	$75.0 million committed line of credit (which expires in April 2011), and

•	$50.0 million revolving accounts receivable financing facility (which expires in March 2011).

As of March 31, 2010, we had a combined $347.1 million of available liquidity under the three facilities described above.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement in the event of a downgrade in our credit ratings or adverse changes in market prices. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below investment grade and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our positions outstanding at March 31, 2010, that we would potentially be required to post additional collateral up to $136 million. The additional collateral amount is higher than the amount disclosed in Note 5 of the Notes to Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of March 31, 2010, we did not have any interest rate swap agreements outstanding.

Our utility held cash deposits from other parties in the amount of $3.2 million at each of March 31, 2010 and December 31, 2009. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

In December 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (the House Bill) which would establish regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) for certain swaps (which include a variety of derivative instruments) and the users of such swaps. The U.S. Senate is also working on legislation (together with the House Bill, the “Proposed Legislation”) similarly to expand the jurisdiction of the CFTC over swaps and users of swaps. Under the Proposed Legislation, “major swap participants” would be required to register with the CFTC and, among other things, maintain minimum capital and margin requirements. “Major swap participants” would include entities with large swap positions, excluding swaps held primarily for hedging commercial risk, or whose counterparty exposure creates substantial risk. Since we use derivative instruments primarily for hedging commercial risks and do not believe that our exposure creates substantial risks to any counterparties or systemically, it is unlikely that we would be subject to the proposed CFTC regulation.

AVISTA CORPORATION

The Proposed Legislation would also require a broad category of swaps to be cleared and traded on registered exchanges or special derivatives exchanges. Such clearing requirements could impose a significant change from our current practices of bilateral transactions and negotiated credit terms. Clearing requirements could involve increased margin requirements. An exemption to such clearing requirement may be available under certain versions of the Proposed Legislation for an end user that is not a major swap participant and enters into hedges to mitigate commercial risk. However, there can be no assurance that any final legislation affecting derivatives, if enacted, would contain such exemption. Moreover, in addition to any direct effects of the Proposed Legislation, concern remains that counterparties that are swap dealers or major swap participants will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$35,316	1.5%	$35,189	1.5%
Current portion of nonrecourse long-term debt (1)	11,635	0.5	—	—
Short-term borrowings	75,300	3.2	92,700	4.1
Long-term debt to affiliated trusts	51,547	2.2	51,547	2.3
Nonrecourse long-term debt (1)	55,918	2.4	—	—
Long-term debt	1,039,010	44.6	1,036,149	45.7

Total debt	1,268,726	54.4	1,215,585	53.6
Total Avista Corporation stockholders’ equity	1,063,452	45.6	1,051,287	46.4

Total	$2,332,178	100.0%	$2,266,872	100.0%

(1)	Nonrecourse long-term debt (including current portion) represents the long-term debt of Spokane Energy, which was consolidated effective January 1, 2010. To provide funding to acquire a long-term fixed rate electric capacity contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust in December 1998. The long-term debt has scheduled monthly installments and interest at a fixed rate of 8.45 percent with the final payment due in January 2015. Spokane Energy bears full recourse risk for the debt, which is secured by the electric capacity contract and $1.6 million of funds held in a trust account.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, working capital, purchased power and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $12.2 million during the first quarter of 2010 primarily due to net income, partially offset by dividends.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities is expected to be the primary source of funds for operating needs, dividends and capital expenditures for 2010. Borrowings under our $320.0 million committed line of credit, $75.0 million committed line of credit and our $50.0 million revolving accounts receivable financing facility will supplement these funds to the extent necessary.

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

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. Under the credit agreement, we can borrow or request the issuance of letters of credit in any combination up to $320.0 million. As of March 31, 2010, we had $70.0 million in borrowings outstanding under this committed line of credit, a decrease from $87.0 million in borrowings outstanding as of December 31, 2009. As of March 31, 2010, there were $27.9 million in letters of credit outstanding, an increase from $28.4 million as of December 31, 2009. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

AVISTA CORPORATION

Additionally, in November 2009, we entered into a new committed line of credit in the total amount of $75.0 million with an expiration date of April 2011. The new committed line of credit replaced a $200.0 million committed line of credit that expired in November 2009. We reduced the facility based on our forecasted liquidity needs. As of March 31, 2010 and December 31, 2009, we did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $75.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of March 31, 2010, we were in compliance with this covenant with a ratio of 4.16 to 1. The committed line of credit agreements also have a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at any time. As of March 31, 2010, we were in compliance with this covenant with a ratio of 54.4 percent.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of March 31, 2010, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2009, we entered into an amended and restated sales agency agreement with a sales agent to issue up to 1.25 million shares of our common stock from time to time. We originally entered into a sales agency agreement to issue up to 2 million shares of our common stock in December 2006. We did not issue any common stock under this agreement in 2009 or the first quarter of 2010.

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

We applied to the Smart Grid Investment Grant program under the American Recovery and Reinvestment Act (the ARRA) of 2009, proposing a 50 percent cost share for the deployment of smart grid enabling technologies in the Spokane area. In October 2009, we were selected to negotiate a grant under this stimulus program. The grant will be for $20 million and our contribution will be $22 million, the majority of which will be spent over a three-year period. We finalized the grant agreement with the Department of Energy in March 2010.

In August 2009, we applied with Battelle Northwest to participate in a Smart Grid Demonstration Project in Pullman, Washington under the ARRA. In November 2009, this project was selected by the Department of Energy for a grant, which it has negotiated with us and the other partners to reach a funding agreement. The Smart Grid Demonstration Project will partner with other regional utilities and proposes a 50 percent cost share for a group of projects. Our portion of the regional demonstration project is estimated to cost $13 million, the majority of which will be spent over a three-year period.

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

We are continuing our participation in planning activities for the development of a proposed 1,500-3,000 MW transmission project that would extend from British Columbia, Canada to Northern California. Other participants include Pacific Gas and Electric Company and British Columbia Transmission Corporation. We have executed an

AVISTA CORPORATION

agreement (stage one agreement) with the other participants in order to perform preliminary studies and assessments for the project, including electrical system studies and resource mapping of possible transmission line corridors. Under the stage one agreement, we have committed to contribute $0.6 million, which should fund the project through September 2010. The stakeholders are seeking involvement of additional participants to support the effort beyond the third quarter of 2010. The stakeholders continue to have discussions to explore whether, in light of changing circumstances for other project participants, this project, a different version of this project or another transmission project in the region should be pursued.

Advantage IQ Credit Agreement

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 2011. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $5.3 million of borrowings outstanding under the credit agreement as of March 31, 2010, compared to $5.7 million as of December 31, 2009.

Advantage IQ Redeemable Stock

In 2007, Advantage IQ amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $8.7 million as of March 31, 2010 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. Additionally, there were redeemable noncontrolling interests of $31.2 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Advantage IQ. In 2009, the Advantage IQ employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan will have the put right.

Accounts Receivable Financing Facility

Avista Receivables Corporation (ARC) is our wholly owned, bankruptcy-remote subsidiary formed for the purpose of acquiring or purchasing interests in certain of our accounts receivable, both billed and unbilled. Prior to January 1, 2010, transactions under this facility were accounted for as sales of financial assets. Effective January 1, 2010, ASC 860 was amended and the transactions no longer meet the criteria for sales of financial assets and will be accounted for as secured borrowings on a prospective basis. On March 12, 2010, Avista Corp., ARC and Bank of America, N.A. amended a Receivables Purchase Agreement. The most significant amendments were to extend the termination date from March 12, 2010 to March 11, 2011 and to reduce the amount of the facility to $50.0 million from $85.0 million. We reduced the amount of the facility based on our forecasted liquidity needs. The Receivables Purchase Agreement was originally entered into on May 29, 2002 and provides us with cost-effective funds for:

•	working capital requirements,

•	capital expenditures, and

•	other general corporate needs.

ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our committed line of credit agreements. As of March 31, 2010, we had the ability to borrow up to $50.0 million of receivables (based on calculations of our eligible accounts receivable) and there were not any borrowings outstanding under this revolving agreement.

Pension Plan

As of March 31, 2010, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. Due to market conditions and the decline in the fair value of pension plan assets in 2008, we contributed $48 million to the pension plan in 2009. In 2009, the fair value of pension plan assets increased due to market returns and our contributions, offset by benefit payments. We expect that our contribution for 2010 will be $21 million ($7 million was contributed in the first quarter of 2010). The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

AVISTA CORPORATION

Credit Ratings

The following table summarizes our credit ratings as of May 7, 2010:

	Standard & Poor’s (1)	Moody’s (2)	Fitch, Inc. (3)
Avista Corporation
Corporate/Issuer rating	BBB-	Baa3	BBB-
Senior secured debt (4)	BBB+	Baa1	BBB+
Senior unsecured debt	N/A (7)	Baa3	BBB
Avista Capital II (5)
Preferred Trust Securities	BB	Ba1	BB+ (8)

Rating outlook (6)	Positive	Positive	Stable

(1)	Ratings were upgraded in February 2008.
(2)	Ratings were upgraded in December 2007, and the senior secured debt rating was further upgraded to Baa1 from Baa2 in August 2009.
(3)	Ratings were upgraded in May 2009.
(4)	Based on our understanding of the methodology currently used by Standard & Poor’s, the rating on senior secured debt may depend on, among other things, the amount of our utility property (net of depreciation) relative to the amount of such debt outstanding and the amount currently issuable. Thus, the rating on senior secured debt as of any particular time may depend on factors affecting our utility property accounts, as well as factors affecting the principal amount of such debt issued and issuable, including factors affecting our net income.
(5)	Only assets are subordinated debentures of Avista Corporation.
(6)	Rating outlook for Standard & Poor’s and Moody’s was changed to “Positive” from “Stable” in August 2009.
(7)	Standard & Poor’s has not assigned a rating to our senior unsecured debt. We do not have any senior unsecured debt outstanding.
(8)	Rating on these securities was changed to BB+ from BBB- in January 2010. Downgrade was a result of a corporate-wide change in methodology for Fitch, Inc. related to the rating of preferred trust securities.

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

In March 2010, Avista Corp. paid a quarterly dividend of $0.25 per share on the Company’s common stock. This was an increase of $0.04 per share over the previous quarterly dividend.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2009 Form 10-K, with the following exceptions:

As of March 31, 2010, we had $70.0 million of borrowings outstanding under our $320 million committed line of credit. There were $87.0 million in borrowings outstanding as of December 31, 2009.

Redeemable noncontrolling interests increased to $39.9 million as of March 31, 2010 from $34.8 million as of December 31, 2009.

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

Climate Change and Greenhouse Gas Emission Reduction Initiatives

Rising concerns about long-term global climate changes could have a significant effect on our business. Our operations could also be affected by changes in laws and regulations intended to mitigate the risk of global climate changes, including restrictions on the operation of our power generation resources. Changing temperatures and precipitation, including snowpack conditions, affect the availability and timing of the streamflows, which impacts hydroelectric generation. Extreme weather events could increase service interruptions, outages and maintenance costs. Changing temperatures could also increase or decrease customer demand.

Greenhouse gas emission standards could result in significant compliance costs. Such standards could also preclude us from developing, operating or contracting with certain types of generating plants.

We continue to monitor and evaluate the possible adoption of international, national, regional, or state greenhouse gas emission legislation and regulations. In particular, climate change legislation has been passed by the legislature in the state of Washington, which includes a bill establishing greenhouse gas emissions reduction targets, and a bill was approved by the U.S. House of Representatives. There will most likely be continuing legislative and regulatory activity at the federal and state level regarding greenhouse gases in the near future.

Although we are actively monitoring developments for climate change and restrictions on greenhouse gas emissions, it is important to note that we have relatively low greenhouse gas emissions as compared to other investor-owned utilities in the U.S. With 60 percent of our electric generation resource mix derived from renewable sources (including hydroelectric, biomass and wind contracts) and a majority of our thermal generation fueled with natural gas, plus a commitment to energy efficiency, we are among the lowest carbon-emitting utilities in the nation.

We have a Climate Change Council (CCC) (an interdisciplinary team of management and other employees) which is designed to:

•	anticipate and evaluate strategic needs and opportunities relating to climate change;

•	analyze the company-wide implications of various trends and proposals;

•	develop recommendations on positions and action plans; and

•	facilitate internal and external communications regarding climate change issues.

Longer-term issues followed by the CCC include: state and federal emissions tracking and certification, providing recommendations for greenhouse gas reduction goals and activities, evaluating the merits of different reduction programs, actively participating in the development of legislation, and benchmarking climate change policies and activities against other organizations.

National Legislation

In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act of 2009 (H.R. 2454), which includes a mandatory cap-and-trade program for reducing greenhouse gas emissions, a national renewable electricity standard and a number of other energy-related provisions. The cap-and-trade program would begin for electric generators in 2012 and for natural gas local distribution companies in 2016. H.R. 2454 would

AVISTA CORPORATION

require that greenhouse gas emissions be reduced by 3 percent below 2005 levels by 2012, 17 percent by 2020, 42 percent by 2030 and 83 percent by 2050. Starting in 2012, covered entities such as fossil fuel-fired power plants would be required to submit allowances to the EPA equal to their greenhouse gas emissions. Climate change legislation is pending in the U.S. Senate with various proposals under consideration.

State Activities

The states of Washington and Oregon have statutory targets to reduce greenhouse gas emissions. Washington targets covered greenhouse gas emission reductions to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050. Oregon’s targets would reduce greenhouse gas emissions to 10 percent below 1990 levels by 2020 and 75 percent below 1990 levels by 2050. Both states enacted their targets expecting that they would be met through a combination of renewable energy standards, cap-and-trade regulation, and “complementary policies,” such as energy efficiency codes for buildings and vehicle emission standards. Washington and Oregon continue to participate in the Western Climate Initiative (WCI), along with the states of Arizona, California, New Mexico, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The WCI has drafted a regional cap-and-trade program with an overall regional goal for reducing greenhouse gas emissions to 15 percent below 2005 levels by 2020. In September 2008, the WCI members released recommendations for the design of such a program, which would apply cap-and-trade regulation to the electricity sector in 2012 and to emissions associated with the distribution of natural gas by 2015. A central element of the WCI’s recommendations is a requirement that its members regulate greenhouse gas emissions from sources of electricity that serve loads within their respective jurisdictions, even though those sources may be located beyond their boundaries. This measure is intended to minimize emission “leakage” and is a principal feature of California Assembly Bill 32 (AB 32). AB 32 was enacted in California in 2006 and obligates the state to implement greenhouse gas emission regulations. The California Air Resources Board, which has been charged to implement and enforce greenhouse gas emission regulations under AB 32, is on schedule to adopt cap-and-trade regulations by January 1, 2012.

In 2009, the Governor of Washington issued an Executive Order (09-05) directing the Washington Department of Ecology to estimate greenhouse gas emissions by sector and source and to identify potential reduction requirements for them in preparation for the eventual imposition of state and/or federal greenhouse gas regulations. The Department of Ecology has identified “facilities” that emit more than 25,000 metric tons of greenhouse gases annually and has forecasted that those facilities will need to reduce their emissions by 9 percent in order for the state to achieve its greenhouse gas emissions reduction target for 2020. Our natural gas distribution system has been specifically identified as a “facility” along with our thermal plants and contracts with thermal plants. Fossil-fueled generation outside of the state has been generically deemed a “facility” for the purposes of potentially regulating emissions associated with the importation of power to serve our Washington loads under cap-and-trade or other forms of regulation. The state of Washington has yet to disclose how it might impose and enforce emission reductions since the legislature failed to enact a bill in 2009 that would have authorized the Department of Ecology to implement cap-and-trade policies.

Washington and Oregon apply a greenhouse gas emissions performance standard to electric generation facilities used to serve loads in their jurisdiction. The emissions performance standard prevents utilities from entering into long-term contracts (five years or more) to purchase energy produced by plants that have emission levels higher than 1,100 pounds of greenhouse gases per MWh until 2012, at which time it will be reviewed and may be lowered by administrative rule to reflect the emissions profile of the latest commercially available combined-cycle combustion turbine.

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

Electric Integrated Resource Plan

Our most recent Electric Integrated Resource Plan (IRP), which we filed with the WUTC and the IPUC in the third quarter 2009, includes the acquisition of additional renewable resources such that, if the IRP is implemented, we would be compliant with the requirements of I-937 by the various milestone dates. Highlights of the IRP include:

•	Up to 150 MW of wind power by 2012 (which equates to approximately 50 average megawatts),

AVISTA CORPORATION

•	An additional 200 MW of wind power by 2022,

•	750 MW of clean-burning natural gas-fired generation facilities,

•	Aggressive energy efficiency measures to reduce new generation requirements by 26 percent or 339 MW,

•	Transmission upgrades are needed to integrate new generation resources into our system, and

•	Hydroelectric upgrades at existing facilities will generate additional renewable energy.

After a detailed analysis, we decided to postpone renewable resource acquisitions, including the potential construction of a wind generation project until the 2014-2015 timeframe. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified hydroelectric upgrades and the purchase of a small amount of renewable energy credits from 2012 through 2015. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes.

As part of our IRP, we included estimates of climate change into the retail load forecast. The recent trend has been a warming climate compared to the 30-year normal. Trends in heating and cooling degree days for Spokane are roughly equal to the scientific community’s predictions for this geographic area, implying one degree of warming every 25 years. Incorporating the warming trend finds that in 20 years summer load would be approximately 26 aMW higher than the 30-year average. In the winter, loads would be approximately 40 aMW lower in 2029, for a net impact of a 14 aMW load decrease. Our projected system load for 2010 is 1,101 aMW. We do not expect this trend to have a material impact on our results of operations. Estimated costs of greenhouse gas emission credits were also included in the development of the IRP market prices.

Chicago Climate Exchange

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6 percent from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. We liquidated our 2007 surplus credits in June and July 2009. The audit establishing our 2008 baseline emissions was completed and we received 1,519 of 2008 vintage CCX Carbon Financial Instruments in September 2009. The 2009 emissions audit data will be submitted in the second quarter of 2010. We anticipate having surplus credits for the 2009 compliance year, and we expect to receive them in the fourth quarter of 2010.

Mercury Emissions

In 2006, the Montana Department of Environmental Quality (Montana DEQ) adopted final rules for the control of mercury emissions from coal-fired plants. The new rules set strict mercury emission limits by 2010, and put in place a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. The joint owners of Colstrip believe, based upon current results, that the plant will be able to comply with the Montana law without utilizing the temporary alternate emissions limit provision. In addition, the EPA has announced its intent to develop maximum achievable control technology standards to control hazardous air pollutants, including mercury, from coal-fired power plants that do not allow for trading of emission allowances. It is likely that the level of emissions required by the final rule will be based upon the average of the top 12 percent of best performers in the industry. As a result, it is possible that the federal standard could be more stringent than the Montana DEQ rule.

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

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding greenhouse gas emissions from motor vehicles under section 202(a) of the Clean Air Act. The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - in the atmosphere threaten the public health and welfare of current and future generations. The EPA also found that the combined emissions of these well-mixed greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the greenhouse gas pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s

AVISTA CORPORATION

National Highway Safety Administration announced a joint final rule establishing greenhouse gas emission standards for mobile sources. The greenhouse gas emission standards for mobile sources will take effect on January 2, 2011. The EPA has concluded that the Clean Air Act requires the agency to regulate greenhouse gas emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet greenhouse gas emission limits. The EPA’s final decision has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In September 2009, the EPA proposed a rule that would establish an applicability threshold for regulating greenhouse gases from stationary sources through the preconstruction and operating permit programs.

In September 2009, the EPA finalized a rule that requires facilities emitting over 25,000 metric tons of greenhouse gases (GHG) a year to report their greenhouse gas emissions to the EPA beginning in January 2011 for 2010 emissions. The rule became effective on December 29, 2009. Data collection commenced January 1, 2010 and covered facilities will be required to submit their first GHG emissions report to the EPA by March 31, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT will be required to report GHGs. These facilities currently report carbon dioxide to the EPA under the Acid Rain Program and it is expected that the operators of Colstrip and Coyote Springs 2 will be responsible for any additional GHG reporting. Based on our evaluation of historical emissions from 2004-2008, none of our other electrical generation facilities meet the threshold requirements. The rule also requires that natural gas distribution system throughput be reported. Monitoring methods, per the rule, are currently in place and development of a GHG Monitoring Plan for covered facilities is currently underway and in place prior to the April 1, 2010 deadline for required monitoring method implementation. The purpose of the plan is to document the process and procedures for collecting and reviewing the data needed to estimate annual GHG emissions. On March 22, 2010, the EPA proposed to amend its reporting rule to include several new source categories, including reporting of greenhouse gas emissions from electric power transmission and distribution systems.

Coal Ash Management/Disposal

Currently, coal combustion byproducts (CCBs) are not regulated by the EPA as a hazardous waste. The EPA is currently reconsidering the classification of CCBs under the Resource Conservation and Recovery Act (RCRA). A draft proposal is under review at the Office of Management and Budget, but no proposal regarding such regulation has been issued for public review or comment. Should the EPA determine to regulate CCBs as a hazardous waste under the RCRA, such action could have a significant impact on future operations of Colstrip. However, given that no rulemaking proposal has been issued, it is impossible to evaluate the impact of a future regulatory action. We are tracking these developments as information becomes available.

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of March 31, 2010, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

For other environmental issues and other contingencies see “Note 12 of the Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our qualitative general market risk disclosures have not materially changed during the three months ended March 31, 2010. Please refer to the 2009 Form 10-K.

We engage in wholesale sales and purchases of energy commodities and, accordingly, are subject to commodity price risk, credit risk and other risks associated with these activities.

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the three months ended March 31, 2010. Please refer to the 2009 Form 10-K.

AVISTA CORPORATION

The following table presents energy commodity derivative fair values presented as a net asset or (liability) as of March 31, 2010 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2010	$(1,343)	$(4,386)	$(27,912)	$(1,655)	$13,464	$1,711	$660	$(167)
2011	1,605	(1,952)	(17,219)	(114)	(63)	400	(3,130)	210
2012	3,163	(1,722)	(5,113)	(48)	(90)	—	(2,216)	162
2013	3,081	—	(1,353)	—	(212)	—	(2,161)	—
2014	3,144	—	34	—	(333)	—	(2,088)	—
Thereafter	16,042	—	—	—	(3,095)	—	—	—

Credit Risk

Our credit risk has not materially changed during the three months ended March 31, 2010. Please refer to the 2009 Form 10-K.

Interest Rate Risk

Our qualitative and quantitative interest rate risk disclosures have not materially changed during the three months ended March 31, 2010. Please refer to the 2009 Form 10-K.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the three months ended March 31, 2010. Please refer to the 2009 Form 10-K. As of March 31, 2010, we had a current derivative asset for foreign currency hedges of less than $0.1 million included in other current assets on the Condensed Consolidated Balance Sheet. As of March 31, 2010, we had entered into 28 Canadian currency forward contracts with a notional amount of $8.6 million ($8.7 million Canadian).

Risk Management

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2009 Form 10-K for discussion of risk management policies and procedures.

Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 10 of the Notes to Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 12 of the Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Please refer to the 2009 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2009 Form 10-K.

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

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: May 7, 2010	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)