Form 10-Q
period 2010-06-30
AVISTA CORP
filed 2010-08-06
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 55,357,826 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2010	2009
Operating Revenues:
Utility revenues	$325,667	$279,865
Non-utility energy revenues	5,055	5,593
Other non-utility revenues	30,011	21,653

Total operating revenues	360,733	307,111

Operating Expenses:
Utility operating expenses:
Resource costs	168,184	125,651
Other operating expenses	58,334	57,489
Depreciation and amortization	24,642	23,180
Taxes other than income taxes	17,866	17,482
Non-utility operating expenses:
Resource costs	2,825	5,341
Other operating expenses	25,379	18,516
Depreciation and amortization	1,754	1,370

Total operating expenses	298,984	249,029

Income from operations	61,749	58,082
Interest expense	(19,113)	(16,160)
Interest expense to affiliated trusts	(159)	(253)
Capitalized interest	374	449
Other expense-net	(969)	(210)

Income before income taxes	41,882	41,908
Income taxes	15,835	15,619

Net income	26,047	26,289
Less: Net income attributable to noncontrolling interests	(507)	(437)

Net income attributable to Avista Corporation	$25,540	$25,852

Weighted-average common shares outstanding (thousands), basic	55,031	54,654
Weighted-average common shares outstanding (thousands), diluted	55,231	54,827
Earnings per common share attributable to Avista Corporation:
Basic	$0.46	$0.47

Diluted	$0.46	$0.47

Dividends paid per common share	$0.25	$0.21

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2010	2009
Operating Revenues:
Utility revenues	$749,248	$740,730
Non-utility energy revenues	10,160	11,589
Other non-utility revenues	57,740	42,262

Total operating revenues	817,148	794,581

Operating Expenses:
Utility operating expenses:
Resource costs	427,751	415,343
Other operating expenses	114,083	115,222
Depreciation and amortization	48,972	46,103
Taxes other than income taxes	39,037	44,377
Non-utility operating expenses:
Resource costs	5,570	11,068
Other operating expenses	48,592	35,809
Depreciation and amortization	3,570	2,732

Total operating expenses	687,575	670,654

Income from operations	129,573	123,927
Interest expense	(38,228)	(31,748)
Interest expense to affiliated trusts	(305)	(1,611)
Capitalized interest	694	998
Other expense-net	(2,668)	(770)

Income before income taxes	89,066	90,796
Income taxes	33,702	33,087

Net income	55,364	57,709
Less: Net income attributable to noncontrolling interests	(1,014)	(830)

Net income attributable to Avista Corporation	$54,350	$56,879

Weighted-average common shares outstanding (thousands), basic	54,950	54,635
Weighted-average common shares outstanding (thousands), diluted	55,171	54,775
Earnings per common share attributable to Avista Corporation:
Basic	$0.99	$1.04

Diluted	$0.98	$1.04

Dividends paid per common share	$0.50	$0.39

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

(Unaudited)

	2010	2009
Net income	$26,047	$26,289

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $19 and $54, respectively	36	100

Total other comprehensive income	36	100

Comprehensive income	26,083	26,389
Comprehensive income attributable to noncontrolling interests	(507)	(437)

Comprehensive income attributable to Avista Corporation	$25,576	$25,952

For the Six Months Ended June 30
Dollars in thousands
(Unaudited)
	2010	2009
Net income	$55,364	$57,709

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $38 and $108, respectively	72	201

Total other comprehensive income	72	201

Comprehensive income	55,436	57,910
Comprehensive income attributable to noncontrolling interests	(1,014)	(830)

Comprehensive income attributable to Avista Corporation	$54,422	$57,080

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2010	December 31, 2009
Assets:
Current Assets:
Cash and cash equivalents	$38,530	$37,035
Accounts and notes receivable-less allowances of $44,322 and $42,928	164,810	210,645
Current portion of long-term energy contract receivable of Spokane Energy	9,247	—
Utility energy commodity derivative assets	11,557	7,757
Regulatory asset for utility derivatives	32,822	8,330
Funds held for customers	54,836	51,648
Materials and supplies, fuel stock and natural gas stored	53,461	37,282
Deferred income taxes	27,840	34,473
Income taxes receivable	—	16,438
Other current assets	13,944	15,315

Total current assets	407,047	418,923

Net Utility Property:
Utility plant in service	3,621,854	3,549,658
Construction work in progress	59,513	60,055

Total	3,681,367	3,609,713
Less: Accumulated depreciation and amortization	1,038,437	1,002,702

Total net utility property	2,642,930	2,607,011

Other Property and Investments:
Investment in exchange power-net	22,458	23,683
Investment in affiliated trusts	11,547	11,547
Goodwill	24,790	24,718
Long-term energy contract receivable of Spokane Energy	67,450	—
Other property and investments-net	74,375	77,590

Total other property and investments	200,620	137,538

Deferred Charges:
Regulatory assets for deferred income taxes	95,171	97,945
Regulatory assets for pensions and other postretirement benefits	136,529	141,085
Other regulatory assets	102,301	109,825
Non-current utility energy commodity derivative assets	27,998	45,483
Power deferrals	28,911	27,771
Other deferred charges	19,718	21,378

Total deferred charges	410,628	443,487

Total assets	$3,661,225	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Equity:
Current Liabilities:
Accounts payable	$123,452	$160,861
Customer fund obligations	54,836	51,648
Current portion of long-term debt	35,348	35,189
Current portion of nonrecourse long-term debt of Spokane Energy	11,905	—
Short-term borrowings	87,900	92,700
Utility energy commodity derivative liabilities	44,379	16,087
Natural gas deferrals	25,603	39,952
Other current liabilities	93,135	106,980

Total current liabilities	476,558	503,417

Long-term debt	1,039,059	1,036,149
Nonrecourse long-term debt of Spokane Energy	52,830	—
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	221,595	217,176
Non-current regulatory liability for utility derivatives	3,083	42,611
Pensions and other postretirement benefits	114,426	123,281
Deferred income taxes	492,464	494,666
Other non-current liabilities and deferred credits	86,992	52,665

Total liabilities	2,538,554	2,521,512

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	37,461	34,833

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 55,357,826 and 54,836,781 shares outstanding	788,796	778,647
Accumulated other comprehensive loss	(2,278)	(2,350)
Retained earnings	299,349	274,990

Total Avista Corporation stockholders’ equity	1,085,867	1,051,287
Noncontrolling Interests	(657)	(673)

Total equity	1,085,210	1,050,614

Total liabilities and equity	$3,661,225	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2010	2009
Operating Activities:
Net income	$55,364	$57,709
Non-cash items included in net income:
Depreciation and amortization	52,542	48,835
Provision (benefit) for deferred income taxes	8,340	(8,990)
Power and natural gas cost amortizations (deferrals), net	(15,934)	39,981
Amortization of debt expense	2,181	2,842
Equity-related AFUDC	(884)	(1,232)
Other	25,756	13,189
Contributions to defined benefit pension plan	(14,000)	(32,000)
Changes in working capital components:
Accounts and notes receivable	45,230	93,664
Materials and supplies, fuel stock and natural gas stored	(16,179)	11,016
Other current assets	17,519	13,426
Accounts payable	(31,976)	(66,058)
Other current liabilities	(13,149)	4,088

Net cash provided by operating activities	114,810	176,470

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(80,285)	(87,900)
Other capital expenditures	(950)	(1,640)
Decrease (increase) in funds held for customers	(3,188)	5,737
Purchase of subsidiary noncontrolling interest	(2,571)	(4,775)
Other	(794)	23

Net cash used in investing activities	(87,788)	(88,555)

Financing Activities:
Net increase (decrease) in short-term borrowings	(2,000)	11,200
Borrowings from Advantage IQ line of credit	2,300	—
Repayment of borrowings from Advantage IQ line of credit	(5,100)	—
Redemption and maturity of long-term debt	(145)	(160)
Redemption and maturity of nonrecourse long-term debt of Spokane Energy	(5,570)	—
Redemption of long-term debt to affiliated trusts	—	(61,856)
Long-term debt and short-term borrowing issuance costs	(62)	(407)
Issuance of common stock	9,510	485
Cash dividends paid	(27,535)	(21,335)
Increase (decrease) in customer fund obligations	3,188	(5,737)
Equity transactions of consolidated subsidiaries	(113)	40

Net cash used in financing activities	(25,527)	(77,770)

Net increase in cash and cash equivalents	1,495	10,145

Cash and cash equivalents at beginning of period	37,035	24,313

Cash and cash equivalents at end of period	$38,530	$34,458

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$36,653	$28,528
Income taxes	5,072	11,986
Non-cash financing and investing activities:
Accounts payable for capital expenditures	2,746	4,621
Utility property acquired under capital leases	5,300	—
Redeemable noncontrolling interests	2,823	(546)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Six Months Ended June 30, 2010 and 2009

Dollars in thousands

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Avista Corporation Stockholders’ Equity	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount
Balance as of January 1, 2010	54,836,781	$778,647	$(2,350)	$274,990	$1,051,287	$(673)	$1,050,614	$34,833

Net income				54,350	54,350	10	54,360	1,004
Equity compensation expense		1,518			1,518		1,518
Issuance of common stock	521,045	9,510			9,510		9,510
Other comprehensive income			72		72		72
Cash dividends paid (common stock)				(27,535)	(27,535)		(27,535)
Purchase of subsidiary noncontrolling interests					—		—	(2,571)
Valuation adjustments and other noncontrolling interests activity				(2,456)	(2,456)		(2,456)	4,195
Other		(879)			(879)	6	(873)

Balance as of June 30, 2010	55,357,826	$788,796	$(2,278)	$299,349	$1,085,867	$(657)	$1,085,210	$37,461

Balance as of January 1, 2009	54,487,574	$774,986	$(6,092)	$227,989	$996,883	$—	$996,883	$39,846

Net income (loss)				56,879	56,879	(36)	56,843	866
Equity compensation expense		1,270			1,270		1,270
Issuance of common stock	183,091	485			485		485
Other comprehensive income			201		201		201
Cash dividends paid (common stock)				(21,335)	(21,335)		(21,335)
Equity transactions of consolidated subsidiaries		(1,852)			(1,852)		(1,852)
Purchase of subsidiary noncontrolling interests					—		—	(4,775)
Valuation adjustments and other noncontrolling interests activity				494	494		494	1,430
Other					—	(376)	(376)

Balance as of June 30, 2009	54,670,665	$774,889	$(5,891)	$264,027	$1,033,025	$(412)	$1,032,613	$37,367

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2010 and 2009 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2009 Form 10-K for definitions of terms such as capacity, energy and therm. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (see Note 2 for further information). Avista Capital’s subsidiaries include Advantage IQ, Inc. (Advantage IQ), a 76 percent owned subsidiary as of June 30, 2010. Advantage IQ is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled $11.7 million for the three months ended June 30, 2010 and $13.0 million for the three months ended June 30, 2009. These taxes were $27.7 million for the six months ended June 30, 2010 and $34.3 million for the six months ended June 30, 2009.

Other Expense - Net

Other expense -net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income	$300	$413	$598	$901
Interest on regulatory deferrals	59	719	130	1,467
Equity-related AFUDC	474	555	884	1,232
Net gain (loss) on investments	5	(261)	(629)	(1,009)
Other expense	(2,075)	(1,656)	(4,042)	(3,386)
Other income	268	20	391	25

Total	$(969)	$(210)	$(2,668)	$(770)

AVISTA CORPORATION

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2009 for the other businesses and as of December 31, 2009 for Advantage IQ and determined that goodwill was not impaired at that time. The carrying amount of goodwill as of June 30, 2010 is as follows (dollars in thousands):

	Advantage IQ	Other	Accumulated Impairment Losses (1)	Total
Goodwill	$19,544	$12,979	$(7,733)	$24,790

(1)	Accumulated impairment losses are attributable to the other businesses.

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network in 2008 (estimated amortization period of 14 years) and Ecos in 2009 (estimated amortization period of 3 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other property and investments - net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was $1.0 million for the three months ended June 30, 2010 and $0.5 million for the three months ended June 30, 2009. Amortization expense related to Other Intangibles was $1.9 million for the six months ended June 30, 2010 and $0.9 million for the six months ended June 30, 2009. The gross carrying amount and accumulated amortization of Other Intangibles as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Client relationships	$10,259	$10,259
Software development costs	17,417	16,496
Other	1,371	1,371

Total other intangibles	29,047	28,126
Less accumulated amortization	(10,099)	(8,192)

Total other intangibles - net	$18,948	$19,934

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2010	2011	2012	2013	2014
Estimated amortization expense	$1,886	$3,716	$3,208	$2,524	$2,075

Regulatory Deferred Charges and Credits

The Company prepares its condensed consolidated financial statements in accordance with regulatory accounting practices because:

•	rates for regulated services are established by or subject to approval by independent third-party regulators,

•	the regulated rates are designed to recover the cost of providing the regulated services, and

•	in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover costs.

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

AVISTA CORPORATION

Redeemable Noncontrolling Interests

This item represents the estimated fair value of redeemable stock and stock options of Advantage IQ issued under its employee stock incentive plan and to the previous owners of Cadence Network. See Note 3 for further information. This amount was corrected in the Condensed Consolidated Statement of Equity for the six months ended June 30, 2009. The Company has reclassified $37.4 million as redeemable noncontrolling interests as of June 30, 2009. This amount was previously included as $0.4 million of other current liabilities, $27.1 million of other non-current liabilities and deferred credits and $9.9 million of noncontrolling interests (in equity).

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the unfunded benefit obligation for pensions and other postretirement benefit plans as of June 30, 2010 and December 31, 2009.

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing” (Accounting Standards Codification (ASC) Topic 860). This ASU amends certain provisions of ASC 860 related to accounting for transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. In particular, the Company evaluated its accounts receivable sales financing facility (see Note 6) and determined the transactions no longer meet the criteria of sales of financial assets. As such, any transactions will be accounted for as secured borrowings. During the six months ended June 30, 2010, the Company did not borrow any funds under the revolving agreement. As such, the adoption of this ASU did not have any impact on the Company’s financial condition, results of operations and cash flows.

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

Since Avista Corp. has a variable interest in the PPA, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Project and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Avista Corp. has provided Rathdrum Power LLC, the owner of the Lancaster Plant, a guarantee under which Avista Corp. has guaranteed ATP’s performance under the PPA. Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. The Company has a future contractual obligation of approximately $375 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

AVISTA CORPORATION

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

Avista Corp. did not previously consolidate Spokane Energy because Spokane Energy met the definition of a qualified special purpose entity (QSPE). As the amendments to ASC 810 and 860 eliminated the concept of a QSPE, Avista Corp. evaluated Spokane Energy for consolidation as a variable interest entity and determined that it was required to consolidate the entity. This determination was based primarily on Avista Corp. controlling the activities of Spokane Energy, owning all of the member capital of Spokane Energy, and receiving the majority of the residual benefits upon liquidation of the entity. The consolidation of Spokane Energy resulted in the following effects on the Condensed Consolidated Balance Sheet as of June 30, 2010 (dollars in thousands):

Current portion of long-term energy contract receivable	$9,247
Other current assets	2,016
Long-term energy capacity contract receivable	67,450
Other property and investments-net	1,100

Total assets	$79,813

Current liabilities	$(706)
Current portion of nonrecourse long-term debt	11,905
Nonrecourse long-term debt	52,830
Other non-current liabilities and deferred credits (1)	15,784

Total liabilities	$79,813

(1)	Consists of a regulatory liability recorded for the cumulative retained earnings of Spokane Energy that the Company will flow through regulatory accounting mechanisms in future periods.

Due to the expected impact on regulatory accounting mechanisms in future periods, the consolidation of Spokane Energy did not have any effect on net income for the three and six months ended June 30, 2010. The consolidation of Spokane Energy increased (decreased) the following line items in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 (dollars in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Utility revenues	$(450)	$(900)
Non-utility energy revenues	4,675	9,351
Non-utility operating expenses - resource costs	2,825	5,570
Non-utility operating expenses - other operating expenses	—	17
Income from operations	1,400	2,864
Interest expense	1,408	2,874
Other expense - net	(8)	(10)

AVISTA CORPORATION

For the six months ended June 30, 2010, the regulatory liability recorded for the operations of Spokane Energy increased by $1.2 million.

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

NOTE 3. ADVANTAGE IQ ACQUISITIONS

The acquisition of Cadence Network effective July 2, 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. Based on the estimated fair market value of Advantage IQ common stock held by the previous owners of Cadence Network, redeemable noncontrolling interests were $31.6 million as of June 30, 2010. Additionally, certain minority shareholders and option holders of Advantage IQ have the right to put their shares back to Advantage IQ at their discretion during an annual put window. This redeemable noncontrolling interest was $5.8 million as of June 30, 2010 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock.

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

On the basis of these projections, Avista Utilities makes purchases and sales of electric capacity and energy and fuel to match expected resources to expected electric load requirements. Resource optimization involves generating plant dispatch and scheduling available resources and also includes transactions such as:

•	purchasing fuel for generation,

AVISTA CORPORATION

•	when economical, selling fuel and substituting wholesale electric purchases, and

•	other wholesale transactions to capture the value of generation and transmission resources and fuel delivery capacity contracts.

Avista Utilities’ optimization process includes entering into hedging transactions to manage risks.

As part of its resource procurement and management operations in the natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources. Forward natural gas contracts are typically for monthly delivery periods. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a significant portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend for multiple natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets. Natural gas resource optimization activities include:

•	wholesale market sales of surplus natural gas supplies,

•	optimization of interstate pipeline transportation capacity not needed to serve daily load, and

•	optimization of available natural gas storage capacity.

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2010 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2010	716	385	26,222	11,840	1,394	201	9,783	11,747
2011	517	560	24,009	7,242	285	132	1,955	7,758
2012	489	588	7,771	5,320	287	31	1,525	3,185
2013	368	—	3,140	755	286	—	1,500	—
2014	366	—	450	450	286	—	1,475	—
Thereafter	1,694	—	—	—	1,303	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. In early 2009, Avista Utilities implemented a process to economically hedge a portion of the foreign currency risk by purchasing Canadian currency when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency

AVISTA CORPORATION

fluctuations were included with natural gas supply costs for ratemaking. As of June 30, 2010, the Company had a current derivative liability for foreign currency hedges of $0.5 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2010, the Company had entered into 32 Canadian currency forward contracts with a notional amount of $25.4 million ($26.3 million Canadian). As of December 31, 2009, the Company had a current derivative liability for foreign currency hedges of less than $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2009, the Company had entered into 24 Canadian currency forward contracts with a notional amount of $10.2 million ($10.6 million Canadian).

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

The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2010 (dollars in thousands):

Entered	Notional	Number of Contracts	Mandatory Cash Settlement Date
May/June 2010	$50,000	2	July 2012

The Company did not have any interest rate swap contracts outstanding as of December 31, 2009.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of June 30, 2010, Avista Corp. had a long-term derivative liability and an offsetting regulatory asset of $1.3 million on the Condensed Consolidated Balance Sheet in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2010 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current liabilities	$—	$(480)	$(480)
Interest rate contracts	Other non-current liabilities and deferred credits	—	(1,313)	(1,313)
Commodity contracts	Current utility energy commodity derivative assets	20,635	(9,078)	11,557
Commodity contracts	Non-current utility energy commodity derivative assets	33,421	(5,423)	27,998
Commodity contracts	Current utility energy commodity derivative liabilities	5,694	(50,073)	(44,379)
Commodity contracts	Other non-current liabilities and deferred credits	1,571	(26,486)	(24,915)

Total derivative instruments recorded on the balance sheet		$61,321	$(92,853)	$(31,532)

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

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2010 was $46.8 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, the Company would be required to post $29.6 million of collateral to its counterparties.

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

Cash deposits from counterparties totaled $0.2 million at June 30, 2010 and $3.2 million at December 31, 2009. These funds were held by Avista Utilities to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral.

NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $48 million in cash to the pension plan in 2009. The Company expects to contribute $21 million to the pension plan in 2010 ($14 million was contributed in the six months ended June 30, 2010).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2010	2009	2010	2009
Three months ended June 30:
Service cost	$2,878	$2,673	$219	$202
Interest cost	5,823	5,404	631	571
Expected return on plan assets	(5,347)	(4,238)	(341)	(341)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	163	164	(37)	(37)
Net loss recognition	1,842	2,089	190	363

Net periodic benefit cost	$5,359	$6,092	$788	$884

Six months ended June 30:
Service cost	$5,756	$5,346	$421	$404
Interest cost	11,646	10,808	1,250	1,142
Expected return on plan assets	(10,694)	(8,476)	(682)	(682)
Transition obligation recognition	—	—	252	252
Amortization of prior service cost	326	328	(74)	(74)
Net loss recognition	3,633	4,144	528	626

Net periodic benefit cost	$10,667	$12,150	$1,695	$1,668

AVISTA CORPORATION

NOTE 6. ACCOUNTS RECEIVABLE FINANCING FACILITY

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Avista Corp., ARC and a third-party financial institution are parties to a Receivables Purchase Agreement. Prior to January 1, 2010, transactions under this facility were accounted for as sales of financial assets. Effective January 1, 2010, ASC 860 was amended and the transactions no longer meet the criteria for sales of financial assets and will be accounted for as secured borrowings on a prospective basis. The agreement was amended on March 12, 2010 to, among other things, extend the termination date from March 12, 2010 to March 11, 2011 and to reduce the amount that can be borrowed under the facility to $50.0 million from $85.0 million. The Company reduced the amount of the facility based on its forecasted liquidity needs. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s committed lines of credit (see Note 7). Based on calculations of eligible receivables, ARC had the ability to borrow up to $50.0 million under this revolving agreement as of June 30, 2010 and $85.0 million as of December 31, 2009. The Company did not borrow any funds under this revolving agreement during the six months ended June 30, 2010.

NOTE 7. SHORT-TERM BORROWINGS

Avista Corp. has a committed line of credit agreement with various banks in the total amount of $320.0 million with an expiration date of April 5, 2011. Under the credit agreement, the Company can borrow or request the issuance of letters of credit in any combination up to $320.0 million. The Company had $85.0 million in borrowings outstanding under this committed line of credit as of June 30, 2010 and $87.0 million as of December 31, 2009. Total letters of credit outstanding were $24.1 million as of June 30, 2010 and $28.4 million as of December 31, 2009. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Additionally, the Company has a committed line of credit agreement with various banks in the total amount of $75.0 million with an expiration date of April 5, 2011. Avista Corp. may elect to increase the committed line of credit by up to $25.0 million under the same agreement. As of June 30, 2010 and December 31, 2009, the Company did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $75.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2010, the Company was in compliance with this covenant with a ratio of 4.07 to 1. The committed line of credit agreements also have a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at any time. As of June 30, 2010, the Company was in compliance with this covenant with a ratio of 54.1 percent.

Advantage IQ

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 1, 2011. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $2.9 million of borrowings outstanding under the credit agreement as of June 30, 2010, and $5.7 million as of December 31, 2009.

AVISTA CORPORATION

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of June 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2010	December 31, 2009
2010	Secured Medium-Term Notes	6.67%-8.02%	$35,000	$35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2013	First Mortgage Bonds	7.25%	30,000	30,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		1,151,700	1,151,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Other long-term debt and capital leases		5,641	3,018
	Settled interest rate swaps		(1,391)	(1,844)
	Unamortized debt discount		(1,943)	(1,936)

	Total		1,158,107	1,155,038
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(35,348)	(35,189)

	Total long-term debt		$1,039,059	$1,036,149

(1)	In December 2008, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, Series 1999A (Avista Corporation Colstrip Project) due 2032 were remarketed. Avista Corp. purchased these Pollution Control Bonds and expects that at a later date, subject to market conditions, these bonds will be remarketed to unaffiliated investors or refunded by a new issue. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds have not been cancelled and remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds are not reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.
(2)	In December 2008, the City of Forsyth, Montana issued $17.0 million of its Pollution Control Revenue Refunding Bonds, Series 2008 (Avista Corp. Colstrip Project) due 2034 on behalf of Avista Corp. The proceeds of the Bonds were used to refund $17.0 million of Pollution Control Revenue Refunding Bonds, Series 1999B (Avista Corp. Colstrip Project) issued by the City of Forsyth, Montana on behalf of Avista Corp. In December 2009, Avista Corp. purchased the Bonds and expects that at a later date, subject to market conditions, the bonds will be remarketed to unaffiliated investors or refunded by a new issue. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds have not been cancelled and remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds are not reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

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

AVISTA CORPORATION

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,072,100	$1,152,958	$1,072,100	$1,079,857
Nonrecourse long-term debt	64,735	77,809	—	—
Long-term debt to affiliated trusts	51,547	41,932	51,547	43,534

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

Energy commodity derivative assets and liabilities, funds held for customers, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. U.S. GAAP defines a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
June 30, 2010
Assets:
Energy commodity derivatives	$—	$27,470	$33,851	$(21,766)	$39,555
Funds held for customers (2)	53,227	—	—	—	53,227
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Equity securities (3)	8,895	—	—	—	8,895

Total	$63,722	$27,470	$33,851	$(21,766)	$103,277

Liabilities:
Foreign currency derivatives	$—	$480	$—	$—	$480
Interest rate swaps	—	1,313	—	—	1,313
Energy commodity derivatives	—	86,679	4,381	(21,766)	69,294

Total	$—	$88,472	$4,381	$(21,766)	$71,087

December 31, 2009
Assets:
Energy commodity derivatives	$—	$11,898	$57,276	$(15,934)	$53,240
Funds held for customers (2)	51,128	—	—	—	51,128
Deferred compensation assets:
Equity securities (3)	7,874	—	—	—	7,874

Total	$59,002	$11,898	$57,276	$(15,934)	$112,242

Liabilities:
Energy commodity derivatives	$—	$27,086	$7,806	$(15,934)	$18,958
Foreign currency derivatives	—	50	—	—	50

Total	$—	$27,136	$7,806	$(15,934)	$19,008

(1)	The Company is permitted to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists.
(2)	Represents amounts held in money market funds. The amounts reported on the Condensed Consolidated Balance Sheets include cash and cash equivalent amounts that are not included within the table.
(3)	These assets are trading securities.

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.1 million as of June 30, 2010 and $1.6 million as of December 31, 2009.

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Assets		Liabilities
	2010	2009	2010	2009
Three months ended June 30:
Balance as of April 1	$30,788	$48,675	$(4,896)	$(12,867)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	3,116	11,894	434	(1,674)
Purchases, issuances, and settlements, net	(53)	—	81	501
Transfers to other categories	—	—	—	—

Ending balance as of June 30	$33,851	$60,569	$(4,381)	$(14,040)

Six months ended June 30:
Balance as of January 1	$57,276	$68,047	$(7,806)	$(16,085)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(21,076)	(6,326)	3,344	1,516
Purchases, issuances, and settlements, net	(2,349)	(1,152)	81	529
Transfers to other categories	—	—	—	—

Ending balance as of June 30	$33,851	$60,569	$(4,381)	$(14,040)

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Avista Corporation	$25,540	$25,852	$54,350	$56,879
Subsidiary earnings adjustment for dilutive securities	(43)	(18)	(78)	(53)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$25,497	$25,834	$54,272	$56,826

Denominator:
Weighted-average number of common shares outstanding-basic	55,031	54,654	54,950	54,635
Effect of dilutive securities:
Contingent stock awards	127	66	145	74
Stock options	73	107	76	66

Weighted-average number of common shares outstanding-diluted	55,231	54,827	55,171	54,775

Earnings per common share attributable to Avista Corporation:
Basic	$0.46	$0.47	$0.99	$1.04

Diluted	$0.46	$0.47	$0.98	$1.04

AVISTA CORPORATION

Total stock options outstanding excluded in the calculation of diluted earnings per common share attributable to Avista Corporation were 198,050 for the three and six months ended June 30, 2010 and 343,950 for the three and six months ended June 30, 2009. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In June 2009, the FERC reversed, in part, its previous decision and ordered a compliance filing requiring an adjustment to the return on investment component of Avista Energy’s cost filing. That compliance filing was made in July 2009. In March 2010, the California AG, the CPUC, PG&E, and SCE filed a protest and comments on Avista Energy’s compliance filing. In April 2010, Avista Energy filed a response and corrected a technical error from its July 2009 filing. The correction increased its cost filing claim. The California AG, CPUC, PG&E and SCE filed an answer and protest to this filing in April 2010, which Avista Energy answered in June 2010. In July 2010, the same parties again opposed Avista Energy’s cost filing, and Avista Energy answered that protest. The revised compliance filing is pending before the FERC.

AVISTA CORPORATION

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In April 2010 and May 2010, the CalISO and CalPX, respectively, filed updated compliance reports concerning preparatory re-run activity. The CalPX filing requested guidance from the FERC on issues related to completing the final determination of “who owes what to whom.” In June 2010, Avista Energy filed comments with the FERC asking the FERC to assist the parties in bringing this matter to a close by expeditiously: 1) approving the compliance filings made by the CalISO and the CalPX; 2) ruling on the outstanding issues presented by the CalPX; and 3) setting milestones for next steps regarding the final compliance filing.

In July 2010, the CalISO filed its 45th status report on the California recalculation process confirming that the calculations related to fuel cost allowance offsets and emission offsets are complete, and identifying several open issues related to the refund rerun calculations that need to be resolved by the FERC. The CalISO states that it will need to revise certain calculations related to cost-recovery offsets and interest calculations. In addition, the CalISO stated that it is in the process of making adjustments to the CalISO data to remove refunds associated with sales made by non-jurisdictional entities. The CalISO also says that it will need to work with parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. In a March 2010 filing, the CalISO stated that it does not intend to make any compliance filing until, inter alia, the FERC resolves issues related to the Ninth Circuit’s remand regarding possible remedies for alleged tariff violations pursuant to Federal Power Act (FPA) section 309, prior to the refund effective date in this proceeding (discussed below).

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. As of June 30, 2010, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties.

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties are directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. The California AG, CPUC, PG&E, and SCE filed their testimony in July 2009. Avista Utilities and Avista Energy’s answering testimony was filed in September 2009. On the same day, the FERC staff filed its answering testimony taking the position that, using the test the FERC directed to be applied in this proceeding, neither Avista Utilities nor Avista Energy had market power for the period in question. Cross answering testimony and rebuttal testimony were filed in November 2009. In January 2010, Avista Utilities and Avista Energy filed a motion for summary disposition, as did other parties to the proceeding. In March 2010, the Presiding Administrative Law Judge (ALJ) granted the motions for summary disposition and found that a hearing was “unnecessary” because the

AVISTA CORPORATION

California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” Briefs on exceptions were filed in April 2010 and briefs opposing exceptions were filed in May 2010.

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

Colstrip Generating Project Complaint

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. The trial is scheduled to begin in May 2011. Because the resolution of this complaint remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has accrued a liability related to this matter that is not material to its financial condition, results of operations or cash flows.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS), which is expected to be completed by early 2011. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. Other than its share of the RI/FS ($0.5 million), the Company has not accrued a liability related to this matter.

Spokane River Licensing

The Company owns and operates six hydroelectric plants on the Spokane River. Five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street, and Post Falls are under one FERC license and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The FERC issued a new single 50-year license for the Spokane River Project on June 18, 2009.

The license incorporated the 4(e) conditions that were included in the December 2008 Settlement Agreement with the United States Department of Interior and the Coeur d’Alene Tribe, as well as the mandatory conditions that were agreed to in the Idaho 401 Water Quality Certifications and in the amended Washington 401 Water Quality Certification.

As part of the related Settlement Agreement with the Washington Department of Ecology (DOE), the Company is currently engaged with the DOE and the EPA Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL. The City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho on July 16, 2010 against the EPA and it is possible the TMDL could be appealed by one or more additional parties. In order to protect its interests the Company will intervene in this appeal. The Company’s level of responsibility related to low dissolved oxygen (DO) in Lake Spokane is identified in the TMDL, and the Company is currently in the process of identifying potential mitigation measures through the development of a DO Water Quality Attainment Plan, which is due to the DOE on May 27, 2012. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully indentified or approved by the DOE.

AVISTA CORPORATION

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

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho Department of Environmental Quality (Idaho DEQ) and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the opening and modification of possibly two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the existing concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of smaller capacity options to abate TDG over the next several years. In March 2010, the FERC approved the GSCP addendum preliminary design of alternative abatement measures, which began in May 2010.

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

Injury from Overhead Electric Line (Munderloh v. Avista)

On March 4, 2010, the plaintiff and his wife filed a complaint against Avista Corp. in Spokane County Superior Court. Plaintiffs allege that while the plaintiff was employed by third party as a laborer at their construction site, he came into contact with Avista Corp.’s electric line, was injured and suffered economic and non-economic damages. Plaintiffs further allege that Avista Corp. was at fault for failing to relocate the overhead electric line which it controlled and operated adjacent to the construction site. In addition to economic and non-economic damages, plaintiffs also seek damages for loss of consortium, attorney’s fees and costs, prejudgment interest and punitive damages.

AVISTA CORPORATION

Trial has been scheduled to begin in September 2011. The case is in the very early stage of discovery and plaintiffs have not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

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

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2010:
Operating revenues	$326,117	$25,214	$15,451	$40,665	$(6,049)	$360,733
Resource costs	168,184	—	8,874	8,874	(6,049)	171,009
Other operating expenses	58,334	20,453	4,926	25,379	—	83,713
Depreciation and amortization	24,642	1,500	254	1,754	—	26,396
Income from operations	57,091	3,261	1,397	4,658	—	61,749
Interest expense (2)	17,878	26	1,429	1,455	(61)	19,272
Income taxes	14,667	1,194	(26)	1,168	—	15,835
Net income (loss) attributable to Avista Corporation	24,064	1,514	(38)	1,476	—	25,540
Capital expenditures	37,733	433	52	485	—	38,218
For the three months ended June 30, 2009:
Operating revenues	$279,865	$18,046	$9,200	$27,246	$—	$307,111
Resource costs	125,651	—	5,341	5,341	—	130,992
Other operating expenses	57,489	14,241	4,275	18,516	—	76,005
Depreciation and amortization	23,180	1,041	329	1,370	—	24,550
Income (loss) from operations	56,063	2,764	(745)	2,019	—	58,082
Interest expense (2)	16,374	20	59	79	(40)	16,413
Income taxes	14,948	997	(326)	671	—	15,619
Net income (loss) attributable to Avista Corporation	25,381	1,276	(805)	471	—	25,852
Capital expenditures	46,390	650	2	652	—	47,042

AVISTA CORPORATION

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2010:
Operating revenues	$750,148	$49,156	$30,525	$79,681	$(12,681)	$817,148
Resource costs	427,751	—	18,251	18,251	(12,681)	433,321
Other operating expenses	114,083	39,710	8,882	48,592	—	162,675
Depreciation and amortization	48,972	3,024	546	3,570	—	52,542
Income from operations	120,305	6,422	2,846	9,268	—	129,573
Interest expense (2)	35,706	53	2,895	2,948	(121)	38,533
Income taxes	31,627	2,338	(263)	2,075	—	33,702
Net income (loss) attributable to Avista Corporation	51,840	2,960	(450)	2,510	—	54,350
Capital expenditures	80,285	701	249	950	—	81,235
For the six months ended June 30, 2009:
Operating revenues	$740,730	$35,386	$18,465	$53,851	$—	$794,581
Resource costs	415,343	—	11,068	11,068	—	426,411
Other operating expenses	115,222	27,931	7,878	35,809	—	151,031
Depreciation and amortization	46,103	2,067	665	2,732	—	48,835
Income (loss) from operations	119,685	5,388	(1,146)	4,242	—	123,927
Interest expense (2)	33,222	137	73	210	(73)	33,359
Income taxes	31,949	1,876	(738)	1,138	—	33,087
Net income (loss) attributable to Avista Corporation	55,964	2,442	(1,527)	915	—	56,879
Capital expenditures	87,900	1,632	8	1,640	—	89,540
Total Assets:
As of June 30, 2010	$3,369,895	$151,550	$139,780	$291,330	$—	$3,661,225
As of December 31, 2009	$3,400,384	$143,060	$63,515	$206,575	$—	$3,606,959

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of June 30, 2010, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and of equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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
August 6, 2010

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

•

Advantage IQ – an indirect subsidiary of Avista Corp. (approximately 76 percent owned as of June 30, 2010) that provides sustainable utility expense management solutions to its customers that are generally multi-site companies across North America to assess and manage utility costs and usage. Advantage IQ’s primary product lines include processing, payment and auditing of energy, telecom, waste, water/sewer and lease bills, as well as strategic management services.

AVISTA CORPORATION

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

The following table presents net income (loss) attributable to Avista Corporation for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Avista Utilities	$24,064	$25,381	$51,840	$55,964
Advantage IQ	1,514	1,276	2,960	2,442
Other	(38)	(805)	(450)	(1,527)

Net income attributable to Avista Corporation	$25,540	$25,852	$54,350	$56,879

Executive Level Summary

Overall

Our operating results and cash flows are primarily from:

•	regulated utility operations (Avista Utilities), and

•	facility information and cost management services for multi-site customers (Advantage IQ).

Net income attributable to Avista Corporation was $25.5 million for the three months ended June 30, 2010, a decrease from $25.9 million for the three months ended June 30, 2009. The decrease was due to decreased earnings at Avista Utilities (primarily due to an increase in interest expense, other operating expenses and depreciation and amortization, partially offset by an increase in gross margin), partially offset by increased earnings at Advantage IQ and a decrease in the net loss from the other businesses.

Net income attributable to Avista Corporation was $54.4 million for the six months ended June 30, 2010, a decrease from $56.9 million for the six months ended June 30, 2009. This decrease was primarily due to decreased earnings at Avista Utilities (primarily due to warmer weather in the first quarter and an increase in interest expense, partially offset by the implementation of general rate increases in Washington and Idaho). This was partially offset by an increase in earnings at Advantage IQ and a decrease in the net loss from the other businesses.

Employment remains suppressed in most of our service area after cutbacks in the construction, forest products, mining and manufacturing sectors, although the pace of decline has slowed in the last twelve months. Non-farm employment contraction for June 2010 as compared to June 2009 was 2.3 percent in Spokane, Washington, 1.4 percent in Coeur d’Alene, Idaho and 0.9 percent in Medford, Oregon, compared to the national average decline of 0.1 percent. Unemployment rates in June 2010 were 9.6 percent in Coeur d’Alene matching the national average of 9.6 percent. The June 2010 unemployment was 8.5 percent in Spokane and 12.2 percent in Medford. The housing markets in Coeur d’Alene and Medford have had a higher foreclosure rate than the national average; the June 2010 annual foreclosure rate was 0.36 percent in Kootenai County (the county that includes Coeur d’Alene), and 0.28 percent in Jackson County (the county that includes Medford) compared to the national foreclosure rate of 0.25 percent; the housing market in Spokane County had a foreclosure rate of only 0.07 percent.

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

AVISTA CORPORATION

Our utility net income was $24.1 million for the three months ended June 30, 2010, a decrease from $25.4 million for the three months ended June 30, 2009 partially due to an increase in interest expense, other operating expenses and depreciation and amortization, partially offset by an increase in gross margin (operating revenues less resource costs). The increase in gross margin was primarily due to the implementation of the general rate increases, as well as higher retail loads (particularly for natural gas).

Our utility net income was $51.8 million for the six months ended June 30, 2010, a decrease from $56.0 million for the six months ended June 30, 2009 primarily due to a decrease in gross margin, an increase in interest expense and an increase in depreciation and amortization. The decrease in gross margin was primarily due to warmer weather that resulted in lower retail loads (particularly for natural gas) during the first quarter, partially offset by the implementation of the general rate increases and higher retail loads in the second quarter. These negative impacts on utility net income were partially offset by a decrease in other operating expenses and taxes other than income taxes.

We are continuing to invest in generation, transmission and distribution systems to enhance service reliability for our customers. Utility capital expenditures were $80.3 million for the six months ended June 30, 2010. We expect utility capital expenditures to be about $210 million for the full year of 2010. These estimates of capital expenditures are subject to continuing review and adjustment and do not include costs for projects associated with stimulus funding (see discussion at “Avista Utilities Capital Expenditures”).

Advantage IQ

Advantage IQ had net income attributable to Avista Corporation of $1.5 million for the three months ended June 30, 2010, an increase from $1.3 million for the three months ended June 30, 2009. Advantage IQ had net income attributable to Avista Corporation of $3.0 million for the six months ended June 30, 2010, an increase from $2.4 million for the six months ended June 30, 2009. The increase for each period of 2010 as compared to 2009 was primarily due to the acquisition of Ecos Consulting, Inc. (Ecos) effective August 31, 2009. Advantage IQ’s earnings continue to be moderated by low short-term interest rates (which limits interest revenue on funds held for customers) and economic conditions that have limited organic growth.

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

We may seek to monetize all or part of our investment in Advantage IQ in the future, regardless of whether Advantage IQ’s minority owner redemption rights are exercised. The value of a potential monetization depends on future market conditions, growth of the business and other factors. This may provide access to public market capital and provide potential liquidity to Avista Corp. and the other owners of Advantage IQ. There can be no assurance that we will be able to complete such a transaction.

Other Businesses

The net loss for these operations was less than $0.1 million for the three months ended June 30, 2010 compared to a net loss of $0.8 million for the three months ended June 30, 2009. The net loss for these operations was $0.5 million for the six months ended June 30, 2010 compared to a net loss of $1.5 million for the six months ended June 30, 2009. The net loss for both year-to-date periods was primarily due to losses on long-term venture fund investments.

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

AVISTA CORPORATION

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 5, 2011 that had $85.0 million of cash borrowings and $24.1 million in letters of credit outstanding as of June 30, 2010.

We also have a committed line of credit in the total amount of $75.0 million with an expiration date of April 5, 2011 that had no borrowings outstanding as of June 30, 2010.

We are in the process of evaluating various alternatives and expect to have a new credit facility in place prior to the April 5, 2011 expiration of our current committed lines of credit.

In March 2010, we amended our accounts receivable financing facility to extend the termination date to March 2011 and reduce the amount of the facility to $50.0 million from $85.0 million. We reduced the amount of the facility based on our forecasted liquidity needs. Based upon calculations of our eligible accounts receivable under this agreement, we had the ability to borrow up to $50.0 million as of June 30, 2010. We had not borrowed any funds under this facility as of June 30, 2010.

As of June 30, 2010, we had a combined $335.9 million of available liquidity under our $320.0 million committed line of credit, $75.0 million committed line of credit, and $50.0 million revolving accounts receivable financing facility.

In December 2009, we purchased $17.0 million of our Pollution Control Bonds. We are planning, subject to market conditions, to remarket to unaffiliated investors or refund with a new issue, these bonds in 2010 along with $66.7 million of our Pollution Control Bonds we purchased in December 2008.

In addition to the remarketing or refunding of the $83.7 million of Pollution Control Bonds, we expect to issue up to $45 million of common stock in 2010 in order to maintain our capital structure at an appropriate level for our business. After considering the refunding of our Pollution Control Bonds and issuances of common stock during 2010, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements and accounts receivable financing facility (which have a total maximum availability of $445.0 million) to provide adequate resources to fund:

•	capital expenditures,

•	dividends, and

•	other contractual commitments.

In December 2009, we entered into an amended and restated sales agency agreement with a sales agent to issue up to 1.25 million shares of our common stock from time to time. We originally entered into a sales agency agreement to issue up to 2 million shares of our common stock in December 2006. In 2008, we issued 750,000 shares of our common stock under this sales agency agreement. We issued 435,000 shares of common stock for $8.8 million under this agreement in the second quarter of 2010.

Avista Utilities – Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	more closely align earned returns with those allowed by regulators.

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington and Idaho in March 2010 and expect to file a general rate case in Oregon by the end of the third quarter of 2010. The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2010	8.25%	10.2%	46.5%
Idaho electric and natural gas	August 2009	8.55%	10.5%	50.0%
Oregon natural gas	November 2009	8.19%	10.1%	50.0%

AVISTA CORPORATION

Washington General Rate Cases

In December 2009, the WUTC issued an order in our electric and natural gas general rate cases that were filed with the WUTC in January 2009. The WUTC approved a base electric rate increase for our Washington customers of 2.8 percent, which was designed to increase annual revenues by $12.1 million. Base natural gas rates for our Washington customers increased by an average of 0.3 percent, which was designed to increase annual revenues by $0.6 million. The new electric and natural gas rates became effective on January 1, 2010. In this general rate case order, the WUTC did not allow us to include the costs associated with the power purchase agreement for the Lancaster Plant in rates. We subsequently filed for and received approval for deferred accounting treatment for these net costs. See further discussion at “Power Cost Deferrals and Recovery Mechanisms.”

On March 23, 2010, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall electric rate increase of 13.4 percent and an overall natural gas rate increase of 6.0 percent. The filing is designed to increase annual base electric revenues by $55.3 million and increase annual base natural gas revenues by $8.5 million. Our request is based on a proposed overall rate of return of 8.33 percent, with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. On April 22, 2010 the WUTC issued its Order establishing a procedural schedule for the Washington electric and natural gas general rate cases, including WUTC staff and intervenor testimony due September 2, 2010, our rebuttal due October 4, 2010, and hearings during the first week of November 2010. The WUTC has up to 11 months from our initial filing to review the filings and issue a decision.

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

On July 26, 2010, Avista Corp. and other parties filed a settlement agreement with the IPUC with respect to our general rate case filed in March 2010. This settlement agreement is subject to approval by the IPUC. As agreed to in the settlement stipulation, base electric rates for our Idaho customers would increase by an average of 9.3 percent, which is designed to increase annual revenues by $21.2 million. Base natural gas rates for our Idaho customers would increase by an average of 2.6 percent, which is designed to increase annual revenues by $1.8 million. The new electric and natural gas rates would become effective on October 1, 2010.

The settlement includes a rate mitigation plan under which the impact on customers of the new electric rates would be phased in. This would be accomplished by amortizing $11.1 million ($17.5 million when grossed up for income taxes and other revenue-related items) of previously deferred state income taxes over a two-year period as a credit to electric customers. While our cash collections from customers would be reduced by this amortization during the two-year phase-in period, the mitigation plan would have no impact on our net income.

Our original request filed with the IPUC in March 2010 was for an electric rate increase of 14.0 percent, which was designed to increase annual revenues by $32.1 million. The decline from our original request to the amount in the settlement agreement was due in part to a $7 million decrease in power supply costs, caused primarily by the decline in natural gas fuel prices subsequent to our original filing. We also requested to increase natural gas rates by an average of 3.6 percent, which was designed to increase annual revenues by $2.6 million.

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

AVISTA CORPORATION

Purchased Gas Adjustments

Effective November 1, 2009, natural gas rates decreased 22 percent in Oregon, 26 percent in Washington and 23 percent in Idaho. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $25.6 million as of June 30, 2010, a decrease from $40.0 million as of December 31, 2009.

Natural Gas Decoupling

In January 2007, the WUTC approved the implementation of a natural gas decoupling mechanism as a pilot for a two and one-half-year period. The decoupling mechanism is designed to recover a portion of lost margin resulting from lower usage by Washington residential and small commercial customers primarily due to conservation. However, the mechanism does not provide rate adjustments related to abnormal weather. As part of the general rate case order in December 2009, the WUTC approved continuation of the natural gas decoupling mechanism on a permanent basis, with certain modifications. Beginning July 2009, we defer 45 percent of the lost margin associated with lower customer usage, as compared to a deferral of 90 percent during the pilot period. In the fall of each year, we can file to recover the deferred amount accumulated over the most recent July-June period, subject to an earnings test, and if our energy efficiency therm savings meet certain pre-established targets associated with our natural gas demand side management programs. If per-customer therm usage (weather-normalized) during a July-June period were to increase instead of decrease, it may result in a refund to customers of 45 percent of the margin associated with higher customer usage.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. In periods where we are a net seller of wholesale power, market prices lower than the prices included in rates negatively impact the ERM. In periods where we are a net purchaser, market prices lower than the amount included in retail rates have a beneficial impact under the ERM.

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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. We made our 2009 ERM deferred power cost filing on March 31, 2010. In July 2010, the WUTC issued an order, which approved the recovery of power cost deferrals under the ERM for 2009.

Additionally, we must make a filing (no sooner than January 1, 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

AVISTA CORPORATION

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

In its December 2009 general rate case order, the WUTC did not allow us to include the costs associated with the power purchase agreement for the Lancaster Plant in rates, indicating we did not demonstrate compliance with certain requirements necessary for immediate inclusion in rates. However, the WUTC directed us to file to defer costs associated with the Lancaster Plant, with a carrying charge, for potential recovery in a future rate proceeding if we demonstrate that we have satisfied these requirements (which we believe is probable). Our proposed deferred accounting treatment for the net costs associated with the Lancaster Plant was approved by the WUTC in February 2010. For the six months ended June 30, 2010, we deferred $7.6 million of costs associated with the Lancaster Plant.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. The PCA rate surcharge was 0.61 cents per KWh for the period October 1, 2008 through September 30, 2009. However, the surcharge rate was lowered to 0.344 cents per KWh on August 1, 2009 to help mitigate the impact of the general rate increase that was also effective on that date. The surcharge rate is expected to remain in place until October 1, 2010. In July 2010, we made a filing with the IPUC requesting that the PCA surcharge rate be increased to 0.532 cents per KWh effective October 1, 2010.

The following table shows activity in deferred power costs for Washington and Idaho during the six months ended June 30, 2010 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2009	$6,264	$21,507	$27,771
Activity from January 1 – June 30, 2010:
Power costs deferred (1)	7,623	6,215	13,838
Interest and other net additions	84	106	190
Recovery of deferred power costs through retail rates	(6,802)	(6,086)	(12,888)

Deferred power costs as of June 30, 2010	$7,169	$21,742	$28,911

(1)	In Washington, the power costs deferred are associated with the Lancaster Plant, which are not accounted for under the ERM.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Utility revenues increased $45.8 million to $325.7 million due to increased electric revenues of $37.0 million and increased natural gas revenues of $9.3 million. The increase in electric revenues was primarily due to increased wholesale revenues of $15.6 million (due to an increase in volumes and wholesale prices) and sales of fuel of $23.4 million. These increases in electric revenues were partially offset by a decrease in retail revenues of $2.9 million (due to a decrease in prices, partially offset by an increase in volumes). The increase in natural gas revenues was primarily the result of increased wholesale revenues of $19.4 million (primarily due to increased volumes and partially due to increased wholesale prices), partially offset by decreased retail revenues of $10.2 million (due to decreased retail rates, partially offset by increased volumes).

Non-utility energy revenues decreased $0.5 million to $5.1 million. These revenues for 2010 primarily represent revenues for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These revenues for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

AVISTA CORPORATION

Other non-utility revenues increased $8.4 million to $30.0 million as a result of an increase in revenues from Advantage IQ of $7.2 million primarily due to the acquisition of Ecos in the third quarter of 2009. The increase in other non-utility revenues was also due to increased revenues from our other businesses of $1.2 million, primarily due to increased sales at AM&D.

Utility resource costs increased $42.5 million due to increases in electric resource costs of $35.7 million and natural gas resource costs of $6.8 million. The decrease in natural gas resource costs primarily reflects a decrease in the price of natural gas purchases, as well as the purchased gas cost adjustments implemented in the fourth quarter of 2009. The increase in electric resource costs was primarily due to an increase in fuel costs (due to an increase in thermal generation).

Utility other operating expenses increased $0.8 million reflecting an increase in consulting costs, partially offset by a decrease in generation operation and maintenance costs.

Utility depreciation and amortization increased $1.5 million driven by additions to utility plant.

Non-utility resource costs decreased $2.5 million. These costs for 2010 primarily represent expenses for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These costs for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility operating expenses increased $6.9 million reflecting an increase of $6.2 million for Advantage IQ primarily due to the acquisition of Ecos in the third quarter of 2009. The increase was partially due to increased operating expenses from AM&D.

Interest expense increased $3.0 million primarily due to the consolidation of Spokane Energy (increased interest expense $1.4 million) and the issuance of $250.0 million of long-term debt in September 2009. During the second quarter of 2009, we carried relatively high balances on our committed line of credit at relatively low interest rates. This has been replaced with long-term debt at a higher interest rate.

Other expense-net increased $0.8 million primarily due to a decrease in interest income (primarily interest on regulatory deferrals due to lower balances).

Income taxes increased $0.2 million and our effective tax rate was 37.8 percent for the three months ended June 30, 2010 compared to 37.3 percent for the three months ended June 30, 2009. The increase in the effective tax rate was due to decreases in the Kettle Falls Plant tax credit and the manufacturing deduction.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Utility revenues increased $8.5 million to $749.2 million due to increased electric revenues of $48.8 million, partially offset by decreased natural gas revenues of $39.3 million. The increase in electric revenues was primarily due to increased wholesale revenues of $33.0 million (primarily due to an increase in volumes and partially due to an increase in wholesale prices) and sales of fuel of $33.5 million. These increases in electric revenues were partially offset by a decrease in retail revenues of $18.9 million (due to a decrease in volumes and prices). The decrease in natural gas revenues was primarily the result of decreased retail revenues of $85.1 million (due to decreased retail rates and decreased volumes), partially offset by increased wholesale revenues of $45.0 million (primarily due to increased volumes and partially due to increased wholesale prices).

Non-utility energy revenues decreased $1.4 million to $10.2 million. These revenues for 2010 primarily represent revenues for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These revenues for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility revenues increased $15.5 million to $57.7 million as a result of an increase in revenues from Advantage IQ of $13.8 million primarily due to the acquisition of Ecos in the third quarter of 2009. The increase in other non-utility revenues was also due to increased revenues from our other businesses of $1.7 million, primarily due to increased sales at AM&D.

AVISTA CORPORATION

Utility resource costs increased $12.4 million due to increased electric resource costs of $45.6 million, partially offset by decreased natural gas resource costs of $33.2 million. The decrease in natural gas resource costs primarily reflects a decrease in the price of natural gas purchases, as well as the purchased gas cost adjustments implemented in the fourth quarter of 2009. The increase in electric resource costs was primarily due to an increase in fuel costs (due to an increase in thermal generation).

Utility other operating expenses decreased $1.1 million reflecting decreases in electric distribution, operation and maintenance expenses, partially offset by increased consulting costs.

Utility depreciation and amortization increased $2.9 million driven by additions to utility plant.

Utility taxes other than income taxes decreased $5.3 million primarily reflecting lower revenue related taxes.

Non-utility resource costs decreased $5.5 million. These costs for 2010 primarily represent expenses for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These costs for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility operating expenses increased $12.8 million reflecting an increase of $11.8 million for Advantage IQ primarily due to the acquisition of Ecos in the third quarter of 2009. The increase was partially due to increased operating expenses from AM&D.

Interest expense increased $6.5 million primarily due to the consolidation of Spokane Energy (increased interest expense $2.9 million) and the issuance of $250.0 million of long-term debt in September 2009. During the first half of 2009, we carried relatively high balances on our committed line of credit at relatively low interest rates. This has been replaced with long-term debt at a higher interest rate.

Interest expense to affiliated trusts decreased $1.3 million because of the redemption of $61.9 million of long-term debt to affiliated trusts in April 2009 and a decrease in the variable interest rate on the remaining debt outstanding.

Other expense-net increased $1.9 million primarily due to a decrease in interest income (primarily interest on regulatory deferrals due to lower balances).

Income taxes increased $0.6 million and our effective tax rate was 37.8 percent for the six months ended June 30, 2010 compared to 36.4 percent for the six months ended June 30, 2009. The increase in the effective tax rate was due to decreases in the Kettle Falls Plant tax credit and the manufacturing deduction.

Avista Utilities

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net income for Avista Utilities was $24.1 million for the three months ended June 30, 2010 compared to $25.4 million for the three months ended June 30, 2009. The decrease in net income for Avista Utilities was due in part to an increase in interest expense. During the second quarter of 2009 we carried higher average balances under our $320.0 million committed line of credit at relatively low interest rates. We refinanced these borrowings in September 2009 with the issuance of $250.0 million of First Mortgage Bonds at a rate of 5.125 percent.

Avista Utilities’ income from operations was $57.1 million for the three months ended June 30, 2010 compared to $56.1 million for the three months ended June 30, 2009. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). The increase in gross margin was partially offset by an increase in other utility operating expenses and depreciation and amortization.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2010	2009	2010	2009	2010	2009
Operating revenues	$222,356	$185,390	$103,761	$94,475	$326,117	$279,865
Resource costs	90,166	54,456	78,018	71,195	168,184	125,651

Gross margin	$132,190	$130,934	$25,743	$23,280	$157,933	$154,214

Avista Utilities’ operating revenues increased $46.3 million and utility resource costs increased $42.5 million, which resulted in an increase of $3.7 million in gross margin. The gross margin on natural gas sales increased $2.5 million and the gross margin on electric sales increased $1.3 million. The increase in our natural gas gross margin was due to colder weather that increased retail loads and the implementation of general rate increases in Washington effective January 1, 2010, Oregon effective November 1, 2009 and Idaho effective August 1, 2009. The increase in electric gross margin was due to the implementation of the general rate increases in Washington and a slight increase in retail loads.

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2010	2009	2010	2009
Residential	$60,844	$63,585	758	761
Commercial	61,819	63,723	724	735
Industrial	28,202	26,494	527	480
Public street and highway lighting	1,657	1,631	7	6

Total retail	152,522	155,433	2,016	1,982
Wholesale	37,639	22,044	1,047	862
Sales of fuel	27,595	4,191	—	—
Other	4,600	3,722	—	—

Total	$222,356	$185,390	3,063	2,844

Retail electric revenues decreased $2.9 million due to a decrease in revenue per MWh (decreased revenues $5.4 million), partially offset by an increase in total MWhs sold (increased revenues $2.5 million). The decrease in revenue per MWh was primarily due to the elimination of the ERM surcharge in February 2010, partially offset by the Washington general rate increase implemented on January 1, 2010 and the Idaho general rate increase implemented on August 1, 2009.

Wholesale electric revenues increased $15.6 million due to an increase in sales prices (increased revenues $8.9 million) and an increase in sales volumes (increased revenues $6.7 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $23.4 million due to an increase in thermal generation resource optimization activities in 2010 as compared to 2009.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2010	2009	2010	2009
Residential	$36,311	$41,135	33,879	29,552
Commercial	17,290	21,923	19,591	18,535
Interruptible	679	1,344	1,066	1,447
Industrial	853	967	1,169	1,011

Total retail	55,133	65,369	55,705	50,545
Wholesale	44,458	25,089	115,350	81,907
Transportation	1,754	1,699	32,793	33,962
Other	2,416	2,318	90	106

Total	$103,761	$94,475	203,938	166,520

The $10.2 million decrease in retail natural gas revenues was due to lower retail rates (decreased revenues $15.3 million), partially offset by an increase in volumes (increased revenues $5.1 million). We sold more retail natural gas in the second quarter of 2010 as compared to the second quarter of 2009 due to colder weather. The decrease in retail rates reflects the purchased gas adjustments implemented in 2009, partially offset by general rate increases implemented in Washington on January 1, 2010, Oregon on November 1, 2009 and Idaho on August 1, 2009.

The increase in our wholesale natural gas revenues of $19.4 million reflects an increase in prices (increased revenues $6.5 million) and an increase in volumes (increased revenues $12.9 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. Variances between the revenues and costs of the sale of resources in excess of retail load requirements are accounted for through the PGA mechanisms.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2010	2009	2010	2009
Residential	314,297	313,002	282,199	280,144
Commercial	39,482	39,276	33,442	33,219
Interruptible	—	—	37	43
Industrial	1,378	1,399	254	257
Public street and highway lighting	447	444	—	—

Total retail customers	355,604	354,121	315,932	313,663

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2010	2009
Electric resource costs:
Power purchased	$35,309	$30,286
Power cost amortizations, net	(4,851)	6,964
Fuel for generation	21,333	5,488
Other fuel costs	29,384	4,156
Other regulatory amortizations, net	4,698	4,778
Other electric resource costs	4,293	2,784

Total electric resource costs	90,166	54,456

Natural gas resource costs:
Natural gas purchased	80,422	56,919
Natural gas cost amortizations, net	(4,741)	12,241
Other regulatory amortizations, net	2,337	2,035

Total natural gas resource costs	78,018	71,195

Total resource costs	$168,184	$125,651

Power purchased increased $5.0 million due to an increase in wholesale prices (increased costs $1.4 million) and an increase in the volume of power purchases (increased costs $3.6 million), primarily due to purchasing power to cover for below normal hydroelectric generation and an increase in wholesale sales volumes related to optimization.

Net deferrals of power costs were $4.9 million for the three months ended June 30, 2010 compared to net amortization (recovery) of $7.0 million for the three months ended June 30, 2009. During the second quarter of 2010, we recovered (collected as revenue) $2.8 million in Idaho. The Washington ERM surcharge was eliminated in February 2010 as the previous balance of deferred power costs was recovered. During the second quarter of 2010, we deferred $3.8 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. In Washington, we deferred $3.9 million of costs associated with the Lancaster Project. We did not defer any power costs under Washington ERM during the second quarter of 2010, as power supply costs were within the $4.0 million deadband above the amount included in base retail rates. We absorbed $1.6 million under the ERM for the three months ended June 30, 2010 compared to $6.8 million for the three months ended June 30, 2009.

Fuel for generation increased $15.8 million primarily due to an increase in thermal generation.

Other fuel costs increased $25.2 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $23.5 million due to an increase in the price of natural gas (increased costs $5.4 million) and an increase in the total therms purchased (increased costs $18.1 million). The increase in total therms purchased was due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process and an increase in retail sales volumes. We engage in

AVISTA CORPORATION

optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the second quarter of 2010, natural gas resource costs were reduced by $4.7 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas cost adjustments implemented in November 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net income for Avista Utilities was $51.8 million for the six months ended June 30, 2010 compared to $56.0 million for the six months ended June 30, 2009. Avista Utilities’ income from operations was $120.3 million for the six months ended June 30, 2010 compared to $119.7 million for the six months ended June 30, 2009. This increase in income from operations was primarily due to a decrease in other utility operating expenses and taxes other than income taxes, partially offset by decreased gross margin (operating revenues less resource costs) and an increase in depreciation and amortization.

The decrease in net income for Avista Utilities was also due to an increase in interest expense. During the first half of 2009 we carried higher average balances under our $320.0 million committed line of credit at relatively low interest rates. We refinanced these borrowings in September 2009 with the issuance of $250.0 million of First Mortgage Bonds at a rate of 5.125 percent.

The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2010	2009	2010	2009	2010	2009
Operating revenues	$474,613	$425,858	$275,535	$314,872	$750,148	$740,730
Resource costs	222,045	176,422	205,706	238,921	427,751	415,343

Gross margin	$252,568	$249,436	$69,829	$75,951	$322,397	$325,387

Avista Utilities’ operating revenues increased $9.4 million and utility resource costs increased $12.4 million, which resulted in a decrease of $3.0 million in gross margin. The gross margin on natural gas sales decreased $6.1 million and the gross margin on electric sales increased $3.1 million. The decrease in our natural gas gross margin was primarily due to warmer weather that reduced retail loads in the first quarter, partially offset by the implementation of general rate increases in Washington effective January 1, 2010, Oregon effective November 1, 2009 and Idaho effective August 1, 2009. The increase in electric gross margin was due to the implementation of the general rate increases in Washington and Idaho, partially offset by warmer weather in the first quarter (which reduced retail loads).

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2010	2009	2010	2009
Residential	$147,423	$163,020	1,808	1,938
Commercial	126,669	132,789	1,471	1,540
Industrial	54,549	51,849	1,009	941
Public street and highway lighting	3,372	3,291	13	13

Total retail	332,013	350,949	4,301	4,432
Wholesale	84,201	51,246	1,966	1,459
Sales of fuel	49,707	16,163	—	—
Other	8,692	7,500	—	—

Total	$474,613	$425,858	6,267	5,891

Retail electric revenues decreased $18.9 million due to a decrease in total MWhs sold (decreased revenues $10.1 million) primarily due to a decrease in use per customer as a result of warmer weather in the first quarter heating season, and a decrease in revenue per MWh (decreased revenues $8.8 million). Compared to the first half of 2009, residential electric use per customer was down 7 percent and commercial use per customer decreased 5 percent. The decrease in revenue per MWh was primarily due to the elimination of the ERM surcharge in February 2010, partially offset by the Washington general rate increase implemented on January 1, 2010 and the Idaho general rate increase implemented on August 1, 2009.

AVISTA CORPORATION

Wholesale electric revenues increased $33.0 million due to an increase in sales prices (increased revenues $11.3 million) and an increase in sales volumes (increased revenues $21.7 million). The increase in sales volume primarily relates to resource optimization activities and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $33.5 million due to an increase in thermal generation resource optimization activities in 2010 as compared to 2009.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2010	2009	2010	2009
Residential	$105,035	$155,388	104,584	118,489
Commercial	52,359	84,564	60,721	71,715
Interruptible	1,495	2,980	2,369	3,209
Industrial	2,010	3,022	2,791	2,965

Total retail	160,899	245,954	170,465	196,378
Wholesale	106,576	61,594	237,903	160,752
Transportation	3,319	3,249	72,479	73,500
Other	4,741	4,075	281	379

Total	$275,535	$314,872	481,128	431,009

The $85.1 million decrease in retail natural gas revenues was due to lower retail rates (decreased revenues $60.6 million) and a decrease in volumes (decreased revenues $24.5 million). We sold less retail natural gas in the first half of 2010 as compared to the first half of 2009 due to warmer weather in the first quarter. Compared to the first half of 2009, residential natural gas use per customer was down 12 percent and commercial use per customer decreased 16 percent. The decrease in retail rates reflects the purchased gas adjustments implemented in 2009, partially offset by general rate increases implemented in Washington on January 1, 2010, Oregon on November 1, 2009 and Idaho on August 1, 2009.

The increase in our wholesale natural gas revenues of $45.0 million reflects an increase in prices (increased revenues $10.4 million) and an increase in volumes (increased revenues $34.6 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement process. Part of the increase in the volume of wholesale natural gas sales reflects lower than expected retail loads and the sale of excess natural gas purchased. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. With lower retail loads in the first half of 2010 as compared to the first half of 2009, we had more opportunity to optimize transportation resources. Variances between the revenues and costs of the sale of resources in excess of retail load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2010	2009	2010	2009
Residential	314,714	313,732	282,526	280,764
Commercial	39,476	39,286	33,466	33,266
Interruptible	—	—	37	42
Industrial	1,374	1,394	253	259
Public street and highway lighting	447	443	—	—

Total retail customers	356,011	354,855	316,282	314,331

AVISTA CORPORATION

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2010	2009
Electric resource costs:
Power purchased	$88,950	$84,633
Power cost amortizations, net	(1,139)	20,138
Fuel for generation	66,292	35,687
Other fuel costs	52,146	21,079
Other regulatory amortizations, net	9,577	9,964
Other electric resource costs	6,219	4,921

Total electric resource costs	222,045	176,422

Natural gas resource costs:
Natural gas purchased	214,007	213,040
Natural gas cost amortizations, net	(14,795)	19,843
Other regulatory amortizations, net	6,494	6,038

Total natural gas resource costs	205,706	238,921

Total resource costs	$427,751	$415,343

Power purchased increased $4.3 million due to an increase in the volume of power purchases (increased costs $11.1 million), partially offset by a decrease in wholesale prices (decreased costs $6.8 million). The increase in volumes was primarily due to purchasing power to cover for below normal hydroelectric generation and an increase in wholesale sales volumes related to optimization.

Net deferrals of power costs were $1.1 million for the six months ended June 30, 2010 compared to net amortization (recovery) of $20.1 million for the six months ended June 30, 2009. During the first half of 2010, we recovered (collected as revenue) $6.8 million of previously deferred power costs in Washington and $5.9 million in Idaho. The Washington ERM surcharge was eliminated in February 2010 as the previous balance of deferred power costs was recovered. During the first half of 2010, we deferred $6.2 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. In Washington, we deferred $7.6 million of costs associated with the Lancaster Project. We did not defer any power costs under Washington ERM during the first half of 2010, as power supply costs were within the $4.0 million deadband above the amount included in base retail rates. We absorbed $2.8 million under the ERM for the six months ended June 30, 2010 compared to $4.1 million for the six months ended June 30, 2009. This was primarily due to lower hydroelectric generation, partially offset by lower wholesale electric and natural gas fuel prices.

Fuel for generation increased $30.6 million primarily due to an increase in thermal generation.

Other fuel costs increased $31.1 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $1.0 million due to an increase in the total therms purchased (increased costs $26.9 million), partially offset by a decrease in the price of natural gas (decreased costs $25.9 million). The increase in total therms purchased was due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process, partially offset by a decrease in retail sales volumes. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first half of 2010, natural gas resource costs were reduced by $14.8 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas cost adjustments implemented in November 2009.

AVISTA CORPORATION

Advantage IQ

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Advantage IQ’s net income attributable to Avista Corporation was $1.5 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2009. Operating revenues increased $7.2 million and operating expenses increased $6.7 million. The increase in net income attributable to Avista Corporation, operating revenues and expenses was primarily due to the third quarter 2009 acquisition of Ecos. The increase in operating expenses was also due to the amortization of intangible assets from the acquisition of Ecos. As of June 30, 2010, Advantage IQ had 540 customers representing 423,000 billed sites in North America, an increase from 421,000 billed sites as of December 31, 2009. In the second quarter of 2010, Advantage IQ managed bills totaling $4.2 billion, an increase of $0.1 billion, or 2 percent, as compared to the second quarter of 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Advantage IQ’s net income attributable to Avista Corporation was $3.0 million for the six months ended June 30, 2010 compared to $2.4 million for the six months ended June 30, 2009. Operating revenues increased $13.8 million and operating expenses increased $12.7 million. The increase in net income attributable to Avista Corporation, operating revenues and expenses was primarily due to the third quarter 2009 acquisition of Ecos. The increase in operating expenses was also due to the amortization of intangible assets from the acquisition of Ecos. In the first half of 2010, Advantage IQ managed bills totaling $8.3 billion, a decrease of $0.6 billion, or 6 percent, as compared to the first half of 2009. This decrease was due to a decrease in the average value of each bill processed.

Other Businesses

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The net loss attributable to Avista Corporation from these operations was less than $0.1 million for the three months ended June 30, 2010 compared to $0.8 million for the three months ended June 30, 2009. Operating revenues increased $6.3 million and operating expenses increased $4.1 million. The increase in operating revenues and expenses was primarily due to the consolidation of Spokane Energy effective January 1, 2010, which had no impact on the net loss attributable to Avista Corporation. The improvement in results for these businesses was primarily due to lower losses on long-term venture fund investments and increased earnings at AM&D.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The net loss attributable to Avista Corporation from these operations was $0.5 million for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009. Operating revenues increased $12.1 million and operating expenses increased $8.1 million. The increase in operating revenues and expenses was primarily due to the consolidation of Spokane Energy effective January 1, 2010, which had no impact on the net loss attributable to Avista Corporation. Consistent with the quarterly period, the improvement in results for these businesses was primarily due to lower losses on long-term venture fund investments and increased earnings at AM&D. Losses on long-term venture fund investments were $0.6 million for the first half of 2010 compared to $1.0 million for the first half of 2009.

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2010, positive cash flows from operating activities of $114.8 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $80.3 million and dividends of $27.5 million.

Operating Activities Net cash provided by operating activities was $114.8 million for the six months ended June 30, 2010 compared to $176.5 million for the six months ended June 30, 2009. Net cash provided by working capital components was $1.4 million for the six months ended June 30, 2010, compared to $56.1 million for the six months ended June 30, 2009. The net cash provided during the six months ended June 30, 2010 primarily reflected positive cash flows from:

•	accounts receivable (representing a seasonal decrease in receivables outstanding), and

•	other current assets (primarily representing a decrease in income taxes receivable).

These positive cash flows were partially offset by net cash outflows from accounts payable (primarily related to a seasonal decrease in accounts payable for natural gas purchases and power purchased), an increase in natural gas stored and a seasonal increase in construction materials and supplies.

The net cash provided during the six months ending June 30, 2009 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a decrease in the receivables outstanding offset by a $3.0 million decrease in the amount of receivables that were sold),

•	other current assets (primarily related to income taxes receivable), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a drawdown of natural gas that was stored).

This cash provided in 2009 was partially offset by negative cash flows from accounts payable (representing a decrease in accounts payable, primarily related to a decrease in accounts payable for natural gas purchases).

Significant non-cash items included $15.9 million of power and natural gas cost net deferrals for the six months ended June 30, 2010, a change from net amortization of $40.0 million for the six months ended June 30, 2009. We also had deferred income tax expense of $8.3 million for the six months ended June 30, 2010 compared to a benefit of $9.0 million for the six months ended June 30, 2009.

Contributions to our defined benefit pension plan were $14.0 million for the six months ended June 30, 2010 compared to $32.0 million for the six months ended June 30, 2009. Cash paid for interest increased to $36.7 million in the first half of 2010, compared to $28.5 million in the first half of 2009.

Investing Activities Net cash used in investing activities was $87.8 million for the six months ended June 30, 2010, a slight decrease compared to $88.6 million for the six months ended June 30, 2009. Utility property capital expenditures decreased for the first half of 2010 as compared to 2009, and funds held from customers at Advantage IQ increased by $3.2 million.

Financing Activities Net cash used in financing activities was $25.5 million for the six months ended June 30, 2010 compared to $77.8 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, our short-term borrowings decreased $2.0 million due to a net decrease in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $27.5 million (or 50 cents per share) for the first half of 2010 from $21.3 million (or 39 cents per share) for the first half of 2009. We issued $9.5 million of common stock during the first half of 2010, including $8.8 million under a sales agency agreement. Additionally, customer funds obligations at Advantage IQ increased by $3.2 million.

In April 2009, we redeemed $61.9 million of long-term debt to affiliated trusts. During the six months ended June 30, 2009, our short-term borrowings increased $11.2 million, which primarily reflected an increase in the amount of debt outstanding under our $320.0 million committed line of credit. Additionally, customer funds obligations at Advantage IQ decreased by $5.7 million.

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

AVISTA CORPORATION

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

As of June 30, 2010, we had a combined $335.9 million of available liquidity under the three facilities described above. We are in the process of evaluating various alternatives and expect to have a new credit facility in place prior to the April 2011 expiration of our current committed lines of credit.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement in the event of a downgrade in our credit ratings or adverse changes in market prices. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below investment grade and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our positions outstanding at June 30, 2010, that we would potentially be required to post additional collateral up to $117 million. The additional collateral amount is higher than the amount disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of June 30, 2010, we had two interest rate swap agreements outstanding with a notional amount totaling $50 million and a mandatory cash settlement date of July 2012. We have not posted any collateral under these interest rate swap agreements.

Our utility held cash deposits from other parties in the amount of $0.2 million at June 30, 2010 and $3.2 million at December 31, 2009. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

AVISTA CORPORATION

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) was signed into law by President Obama on July 21, 2010. The Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) for certain swaps (which include a variety of derivative instruments) and the users of such swaps, that otherwise would have been exempted under the Commodity Exchange Act, federal securities laws, and federal banking laws.

A variety of rules must be adopted by federal agencies (including the CFTC, SEC and the FERC) to implement the Act. These rules, which will be implemented over timeframes as defined in the Act, could have a significant impact on Avista Corporation that was not clearly defined in the Act itself.

Under the Act, “Swap Dealers” and “Major Swap Participants” will be required to post collateral to meet minimum capital requirements as well as minimum initial and variation margin requirements; the purpose of which is to ensure the safety and soundness of the capital markets by addressing concerns brought about by the global financial crisis of 2007 and 2008. Swap Dealers and/or Major Swap Participants are persons who serve as dealers in swaps or who maintain a substantial position in swaps, for reasons other than mitigating commercial risk.

The Act also requires a broad category of swaps to be cleared and traded on registered exchanges or special derivatives exchanges. Such clearing requirements would result in a significant change from our current practice of bilateral transactions and negotiated credit terms. An exemption to such clearing requirements is outlined in the Act for end users that are not Major Swap Participants or Swap Dealers and enter into hedges to mitigate commercial risk. We expect to qualify under the end user exemption. Despite the end user exemption, concern remains that counterparties that are Swap Dealers or Major Swap Participants will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$35,348	1.5%	$35,189	1.5%
Current portion of nonrecourse long-term debt (1)	11,905	0.5	—	—
Short-term borrowings	87,900	3.7	92,700	4.1
Long-term debt to affiliated trusts	51,547	2.2	51,547	2.3
Nonrecourse long-term debt (1)	52,830	2.2	—	—
Long-term debt	1,039,059	44.0	1,036,149	45.7

Total debt	1,278,589	54.1	1,215,585	53.6
Total Avista Corporation stockholders’ equity	1,085,867	45.9	1,051,287	46.4

Total	$2,364,456	100.0%	$2,266,872	100.0%

(1)	Nonrecourse long-term debt (including current portion) represents the long-term debt of Spokane Energy, which was consolidated effective January 1, 2010. To provide funding to acquire a long-term fixed rate electric capacity contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust in December 1998. The long-term debt has scheduled monthly installments and interest at a fixed rate of 8.45 percent with the final payment due in January 2015. Spokane Energy bears full recourse risk for the debt, which is secured by the electric capacity contract and $1.6 million of funds held in a trust account.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, working capital, purchased power and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $34.6 million during the first half of 2010 primarily due to net income and the issuance of common stock, partially offset by dividends.

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

AVISTA CORPORATION

We have $35.0 million of scheduled long-term debt maturities in 2010. In December 2009, we purchased $17.0 million of our Pollution Control Bonds. We are planning, subject to market conditions, to remarket to unaffiliated investors or refund with a new issue these bonds in 2010 along with $66.7 million of our Pollution Control Bonds we purchased in December 2008.

We expect to issue up to $45 million of common stock in 2010 in order to maintain our capital structure at an appropriate level for our business.

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. Under the credit agreement, we can borrow or request the issuance of letters of credit in any combination up to $320.0 million. As of June 30, 2010, we had $85.0 million in borrowings outstanding under this committed line of credit, a decrease from $87.0 million in borrowings outstanding as of December 31, 2009. As of June 30, 2010, there were $24.1 million in letters of credit outstanding, a decrease from $28.4 million as of December 31, 2009. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Additionally, in November 2009, we entered into a new committed line of credit in the total amount of $75.0 million with an expiration date of April 2011. The new committed line of credit replaced a $200.0 million committed line of credit that expired in November 2009. We reduced the facility based on our forecasted liquidity needs. As of June 30, 2010 and December 31, 2009, we did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $75.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Our committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of June 30, 2010, we were in compliance with this covenant with a ratio of 4.07 to 1. The committed line of credit agreements also have a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at any time. As of June 30, 2010, we were in compliance with this covenant with a ratio of 54.1 percent.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of June 30, 2010, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

In December 2009, we entered into an amended and restated sales agency agreement with a sales agent to issue up to 1.25 million shares of our common stock from time to time. We originally entered into a sales agency agreement to issue up to 2 million shares of our common stock in December 2006. We issued 435,000 shares of common stock for $8.8 million under this agreement in the second quarter of 2010.

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

In August 2009, we applied with Battelle Northwest to participate in a Smart Grid Demonstration Project in Pullman, Washington under the ARRA. In November 2009, this project was selected by the Department of Energy for a grant, which it is negotiating with us and the other partners to reach a funding agreement. The Smart Grid Demonstration Project will partner with other regional utilities and proposes a 50 percent cost share for a group of projects. Our portion of the regional demonstration project is estimated to cost $13 million, the majority of which will be spent over a three-year period.

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

We are continuing our participation in planning activities for the development of a proposed 1,000-3,000 MW transmission project that would extend from British Columbia, Canada to Northern California. The project is being implemented in two sections; one from Canada to northeastern Oregon (the northern section) and then on into California (the southern section). Pacific Gas and Electric is leading the development on the southern section and is working with the Western Area Power Administration, Transmission Agency of Northern California and others. British Columbia Transmission Corporation is leading the development effort on the northern section. The participants have received a Western Electricity Coordinating Council (WECC) Phase II Rating for both sections of the project, and Avista Corp. has also received a WECC Phase II Rating for an interconnection from the project to the Avista Corp. transmission system. We have contributed $0.7 million to the project to date with no additional funding anticipated in 2010.

Advantage IQ Credit Agreement

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 2011. Advantage IQ is in the process of evaluating various alternatives and expects to have a new credit facility in place prior to the February 2011 expiration of its current committed credit agreement. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ had $2.9 million of borrowings outstanding under the credit agreement as of June 30, 2010, compared to $5.7 million as of December 31, 2009.

Advantage IQ Redeemable Stock

In 2007, Advantage IQ amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $5.8 million as of June 30, 2010 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Advantage IQ employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $31.6 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Advantage IQ in July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012.

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

ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our committed line of credit agreements. As of June 30, 2010, we had the ability to borrow up to $50.0 million of receivables (based on calculations of our eligible accounts receivable) and there were not any borrowings outstanding under this revolving agreement.

AVISTA CORPORATION

Pension Plan

As of June 30, 2010, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. Due to market conditions and the decline in the fair value of pension plan assets in 2008, we contributed $48 million to the pension plan in 2009. In 2009, the fair value of pension plan assets increased due to market returns and our contributions, offset by benefit payments. We expect that our contribution for 2010 will be $21 million ($14 million was contributed in the first half of 2010). The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See ‘Credit and Nonperformance Risk” and “Note 4 of Notes to Condensed Consolidated Financial Statements.”

The following table summarizes our credit ratings as of August 6, 2010:

	Standard & Poor’s (1)	Moody’s	Fitch, Inc. (2)
Avista Corporation
Corporate/Issuer rating	BBB-	Baa3	BBB-
Senior secured debt	BBB+	Baa1	BBB+
Senior unsecured debt	N/A (4)	Baa3	BBB
Avista Capital II (3)
Preferred Trust Securities	BB	Ba1	BB+ (5)
Rating outlook	Positive	Positive	Stable

(1)	Ratings and outlook were affirmed in July 2010.
(2)	Ratings and outlook were affirmed in August 2010.
(3)	Only assets are subordinated debentures of Avista Corporation.
(4)	Standard & Poor’s has not assigned a rating to our senior unsecured debt. We do not have any senior unsecured debt outstanding.
(5)	Rating on these securities was changed to BB+ from BBB- in January 2010. Fitch, Inc. advised us that the downgrade was a result of a corporate-wide change in methodology related to the rating of preferred trust securities.

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

In June 2010, Avista Corp. paid a quarterly dividend of $0.25 per share on the Company’s common stock.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2009 Form 10-K.

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

Climate Change and Greenhouse Gas Emission Reduction Initiatives

Rising concerns about long-term global climate changes could have a significant effect on our business. Our operations could also be affected by changes in laws and regulations intended to mitigate the risk of global climate changes, including restrictions on the operation of our power generation resources and obligations imposed on the sale of natural gas. Changing temperatures and precipitation, including snowpack conditions, affect the availability and timing of the streamflows, which impacts hydroelectric generation. Extreme weather events could increase service interruptions, outages and maintenance costs. Changing temperatures could also increase or decrease customer demand.

Greenhouse gas emission standards could result in significant compliance costs. Such standards could also preclude us from developing, operating or contracting with certain types of generating plants.

We continue to monitor and evaluate the possible adoption of international, national, regional, or state greenhouse gas emission legislation and regulations. In particular, climate change legislation was passed in the state of Washington, which includes a bill establishing greenhouse gas emissions reduction targets and another one requiring that regulated sources report greenhouse gas emission from facilities that emit more than 10,000 metric tons per year. A comprehensive climate change bill (H.R. 2454) was approved by the U.S. House of Representatives. There will most likely be continuing legislative and regulatory activity at the federal and state level regarding greenhouse gases in the near future.

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

AVISTA CORPORATION

National Legislation

In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act of 2009 (H.R. 2454), which includes a mandatory cap-and-trade program for reducing greenhouse gas emissions, a national renewable electricity standard and a number of other energy-related provisions. The cap-and-trade program would begin for electric generators in 2012 and for natural gas local distribution companies in 2016. H.R. 2454 would require that greenhouse gas emissions be reduced by 3 percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, 42 percent below 2005 levels by 2030 and 83 percent below 2005 levels by 2050. Starting in 2012, covered entities such as fossil fuel-fired power plants would be required to submit allowances to the EPA equal to their greenhouse gas emissions. Climate change legislation is pending in the U.S. Senate with various proposals under consideration.

State Activities

The states of Washington and Oregon have statutory targets to reduce greenhouse gas emissions. Washington targets covered greenhouse gas emission reductions to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050. Oregon’s targets would reduce greenhouse gas emissions to 10 percent below 1990 levels by 2020 and 75 percent below 1990 levels by 2050. Both states enacted their targets expecting that they would be met through a combination of renewable energy standards, cap-and-trade regulation, and “complementary policies,” such as energy efficiency codes for buildings and vehicle emission standards. Washington and Oregon continue to participate in the Western Climate Initiative (WCI), along with the states of Arizona, California, New Mexico, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The WCI has drafted a regional cap-and-trade program with an overall regional goal for reducing greenhouse gas emissions to 15 percent below 2005 levels by 2020. In July 2010, the WCI members released the program design, which includes cap-and-trade regulation of the electricity sector in 2012 and emissions associated with the distribution of natural gas by 2015. There currently is no Washington state-level legislation that has been enacted establishing the WCI program requirements. A central element of the WCI’s cap and trade design is a requirement that its members regulate greenhouse gas emissions from sources of electricity that serve loads within their respective jurisdictions, even though those sources may be located beyond their boundaries. This measure is intended to minimize emission “leakage” and is a principal feature of California Assembly Bill 32 (AB 32). AB 32 was enacted in California in 2006 and obligates the state to implement greenhouse gas emission regulations. The California Air Resources Board, which has been charged to implement and enforce greenhouse gas emission regulations under AB 32, is on schedule to adopt cap-and-trade regulations by January 1, 2012. The California Secretary of State has qualified Proposition 23 for ratification or rejection by the voters in November 2010. Proposition 23 would suspend the implementation of AB 32 until such time that the state unemployment rate is equal to or less than 5.5 percent for four consecutive quarters.

In 2009, the Governor of Washington issued an Executive Order (09-05) directing the Washington Department of Ecology to estimate greenhouse gas emissions by sector and source and to identify potential reduction requirements for them in preparation for the eventual imposition of state and/or federal greenhouse gas regulations. The Department of Ecology has identified “facilities” that emit more than 25,000 metric tons of greenhouse gases annually and has forecasted that those facilities will need to reduce their emissions by 9.2 percent in order for the state to achieve its greenhouse gas emissions reduction target for 2020. Our natural gas distribution system has been specifically identified as a “facility” along with our thermal plants and contracts with thermal plants. Fossil-fueled generation outside of the state has also been generically deemed a “facility” for the purposes of potentially regulating emissions associated with the importation of power to serve our Washington loads under cap-and-trade or other forms of regulation. The state of Washington has yet to identify how it might impose and enforce emission reductions since the legislature failed to enact a bill in 2009 that would have authorized the Department of Ecology to implement cap-and-trade policies. We anticipate the Governor of Washington will propose a set of legislative measures later in 2010 that would enable the state to regulate greenhouse gas emissions through various regulatory mechanisms, which may include another proposal to authorize implementation of a cap and trade program. As such, we continue to actively engage in dialogue with the Department of Ecology regarding the directives of Executive Order 09-05 and how they will be implemented and how the 9.2 percent emissions reductions will be allocated.

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

AVISTA CORPORATION

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

After a detailed analysis, we decided to postpone additional renewable resource acquisitions, including the potential construction of a wind generation project until the 2014-2015 timeframe. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified hydroelectric upgrades and the purchase of a small amount of renewable energy credits from 2012 through 2015. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes or if a federal renewable energy mandate were passed.

As part of our IRP, we included estimates of climate change into the retail load forecast. The recent trend has been a warming climate compared to the 30-year normal. Trends in heating and cooling degree days for Spokane are roughly equal to the scientific community’s predictions for this geographic area, implying one degree of warming every 25 years. Incorporating the warming trend finds that in 20 years summer load would be approximately 26 aMW higher than the 30-year average. In the winter, loads would be approximately 40 aMW lower in 2029, for a net impact of a 14 aMW load decrease. Our projected system load for 2010 in the IRP was 1,101 aMW. We do not expect this trend to have a material impact on our results of operations. Estimated costs of greenhouse gas emission credits were also included in the development of the IRP market prices.

Chicago Climate Exchange

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6 percent from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. We liquidated our 2007 surplus credits in June and July 2009. The audit establishing our 2008 baseline emissions was completed and we received 1,519 of 2008 vintage CCX Carbon Financial Instruments in September 2009. The 2009 emissions audit data was submitted in the second quarter of 2010. We anticipate having surplus credits for the 2009 compliance year, and we expect to receive them in the fourth quarter of 2010.

Mercury Emissions

In 2006, the Montana Department of Environmental Quality (Montana DEQ) adopted final rules for the control of mercury emissions from coal-fired plants. The new rules set strict mercury emission limits by 2010, and establish a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. The joint owners of Colstrip believe, based upon current results, that the plant will be able to comply with the Montana law without utilizing the temporary alternate emissions limit provision. In addition, the EPA has announced its intent to develop maximum achievable control technology standards to control hazardous air pollutants, including mercury, from coal-fired power plants that do not allow for trading of emission allowances. It is likely that the level of emissions required by the final rule will be based upon the average of the top 12 percent of best performers in the industry. As a result, it is possible that the federal standard could be more stringent than the Montana DEQ rule.

National Ambient Air Quality Standards

We continue to monitor legislative and regulatory developments at both the state and national levels for potential further restrictions on National Ambient Air Quality Standards (NAAQS). New, more stringent ambient air quality standards were adopted or are being adopted by the EPA for nitrogen dioxide, ozone and particulate matter. We have

AVISTA CORPORATION

thermal power plants in Washington, Idaho, Montana and Oregon. Even under the new standards, the EPA and the states have designated most of the western states in which we operate as attainment areas for the new standards. We do not anticipate any material impacts on our thermal plants from these new standards.

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding greenhouse gas emissions from motor vehicles under section 202(a) of the Clean Air Act. The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - in the atmosphere threaten the public health and welfare of current and future generations. The EPA also found that the combined emissions of these well-mixed greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the greenhouse gas pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Safety Administration announced a joint final rule establishing greenhouse gas emission standards for mobile sources. The greenhouse gas emission standards for mobile sources will take effect on January 2, 2011. The EPA has concluded that the Clean Air Act requires the agency to regulate greenhouse gas emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet greenhouse gas emission limits. The EPA’s final decision has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In September 2009, the EPA proposed a rule that would establish an applicability threshold for regulating greenhouse gases from stationary sources through the preconstruction and operating permit programs.

In September 2009, the EPA finalized a rule that requires facilities emitting over 25,000 metric tons of greenhouse gases (GHG) a year to report their greenhouse gas emissions to the EPA beginning in January 2011 for 2010 emissions. The rule became effective on December 29, 2009. Data collection commenced January 1, 2010 and covered facilities will be required to submit their first GHG emissions report to the EPA by March 31, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT will be required to report GHGs. These facilities currently report carbon dioxide to the EPA under the Acid Rain Program and it is expected that the operators of Colstrip and Coyote Springs 2 will be responsible for any additional GHG reporting. Based on our evaluation of historical emissions from 2004-2008, none of our other electrical generation facilities meet the threshold requirements. The rule also requires that natural gas distribution system throughput be reported. Monitoring methods, per the rule, are currently in place and development of a GHG Monitoring Plan for covered facilities was in place prior to the April 1, 2010 deadline for required monitoring method implementation. The purpose of the plan is to document the process and procedures for collecting and reviewing the data needed to estimate annual GHG emissions. On March 22, 2010, the EPA proposed to amend its reporting rule to include several new source categories, including reporting of greenhouse gas emissions from electric power transmission and distribution systems. On May 13, 2010, the EPA issued a final rule on greenhouse gas emissions reporting for stationary sources. The new rule modifies the requirements for permitting new and existing facilities under the Clean Air Act and specifies when and which facilities must report GHG emissions. As stated above, Colstrip, Coyote Springs 2 and the Rathdrum CT will be required to report GHG emissions, even under modified rule. We continue to monitor developments.

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

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of June 30, 2010, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

AVISTA CORPORATION

Other

For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our qualitative general market risk disclosures have not materially changed during the six months ended June 30, 2010. Please refer to the 2009 Form 10-K.

We engage in wholesale sales and purchases of energy commodities and, accordingly, are subject to commodity price risk, credit risk and other risks associated with these activities.

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the six months ended June 30, 2010. Please refer to the 2009 Form 10-K.

The following table presents energy commodity derivative fair values presented as a net asset or (liability) as of June 30, 2010 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2010	$(2,564)	$(5,278)	$(23,024)	$(3,801)	$12,042	$2,122	$581	$2,899
2011	1,792	(1,923)	(20,953)	(1,244)	5	587	(1,276)	1,450
2012	2,805	(1,951)	(6,605)	209	(93)	31	(2,204)	104
2013	3,289	—	(1,873)	36	(165)	—	(2,040)	—
2014	3,295	—	(74)	121	(279)	—	(1,991)	—
Thereafter	19,180	—	—	—	(2,949)	—	—	—

Credit Risk

Our credit risk has not materially changed during the six months ended June 30, 2010. Please refer to the 2009 Form 10-K.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the six months ended June 30, 2010. Please refer to the 2009 Form 10-K. In the second quarter of 2010, we entered into two interest rate swap agreements with a total notional amount of $50.0 million and a mandatory cash settlement date of July 2012.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of June 30, 2010, we had a long-term derivative liability and an offsetting regulatory asset of $1.3 million on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the six months ended June 30, 2010. Please refer to the 2009 Form 10-K. As of June 30, 2010, we had a current derivative liability for foreign currency hedges of $0.5 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2010, we had entered into 32 Canadian currency forward contracts with a notional amount of $25.4 million ($26.3 million Canadian).

Risk Management

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2009 Form 10-K for discussion of risk management policies and procedures.

Further information for derivatives and fair values is disclosed at “Note 4 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”

AVISTA CORPORATION

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10–Q for the period ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)
Date: August 6, 2010
/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)