Form 10-Q
period 2010-09-30
AVISTA CORP
filed 2010-10-29
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, 56,584,202 shares of Registrant's Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

FORWARD-LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains forward-looking statements, which should be read with the cautionary statements and important factors included at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” on pages 32-33. Forward-looking statements are all statements except those of historical fact, including, without limitation, those that are identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions. All forward-looking statements are subject to a variety of risks and uncertainties and other factors. Many of these factors are beyond our control and could have a significant effect on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in our statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	2010	2009
Operating Revenues:
Utility revenues	$331,092	$284,249
Non-utility energy revenues	4,929	6,491
Other non-utility revenues	31,151	23,952

Total operating revenues	367,172	314,692

Operating Expenses:
Utility operating expenses:
Resource costs	201,113	167,462
Other operating expenses	59,961	55,332
Depreciation and amortization	24,918	23,630
Taxes other than income taxes	15,842	16,284
Non-utility operating expenses:
Resource costs	2,879	6,239
Other operating expenses	22,983	20,465
Depreciation and amortization	1,732	1,526

Total operating expenses	329,428	290,938

Income from operations	37,744	23,754

Interest expense	(18,830)	(15,435)
Interest expense to affiliated trusts	(175)	(189)
Capitalized interest	432	298
Other income (expense)-net	(807)	153

Income before income taxes	18,364	8,581
Income tax expense (benefit)	5,030	(53)

Net income	13,334	8,634
Less: Net income attributable to noncontrolling interests	(988)	(495)

Net income attributable to Avista Corporation	$12,346	$8,139

Weighted-average common shares outstanding (thousands), basic	55,616	54,706
Weighted-average common shares outstanding (thousands), diluted	55,801	55,094
Earnings per common share attributable to Avista Corporation:
Basic	$0.22	$0.15

Diluted	$0.22	$0.15

Dividends paid per common share	$0.25	$0.21

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	2010	2009
Operating Revenues:
Utility revenues	$1,080,340	$1,024,978
Non-utility energy revenues	15,089	18,081
Other non-utility revenues	88,891	66,214

Total operating revenues	1,184,320	1,109,273

Operating Expenses:
Utility operating expenses:
Resource costs	628,864	582,805
Other operating expenses	174,044	170,554
Depreciation and amortization	73,890	69,733
Taxes other than income taxes	54,879	60,661
Non-utility operating expenses:
Resource costs	8,449	17,307
Other operating expenses	71,575	56,273
Depreciation and amortization	5,302	4,259

Total operating expenses	1,017,003	961,592

Income from operations	167,317	147,681

Interest expense	(57,058)	(47,183)
Interest expense to affiliated trusts	(480)	(1,800)
Capitalized interest	1,126	1,296
Other expense-net	(3,475)	(617)

Income before income taxes	107,430	99,377
Income tax expense	38,732	33,034

Net income	68,698	66,343
Less: Net income attributable to noncontrolling interests	(2,002)	(1,325)

Net income attributable to Avista Corporation	$66,696	$65,018

Weighted-average common shares outstanding (thousands), basic	55,175	54,659
Weighted-average common shares outstanding (thousands), diluted	55,384	54,881
Earnings per common share attributable to Avista Corporation:
Basic	$1.21	$1.19

Diluted	$1.20	$1.18

Dividends paid per common share	$0.75	$0.60

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands

(Unaudited)

	2010	2009
Net income	$13,334	$8,634

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $19 and $54, respectively	36	101

Total other comprehensive income	36	101

Comprehensive income	13,370	8,735
Comprehensive income attributable to noncontrolling interests	(988)	(495)

Comprehensive income attributable to Avista Corporation	$12,382	$8,240

For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2010	2009
Net income	$68,698	$66,343

Other Comprehensive Income:
Change in unfunded benefit obligation for pension plan - net of taxes of $58 and $162, respectively	108	302

Total other comprehensive income	108	302

Comprehensive income	68,806	66,645
Comprehensive income attributable to noncontrolling interests	(2,002)	(1,325)

Comprehensive income attributable to Avista Corporation	$66,804	$65,320

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30, 2010	December 31, 2009
Assets:
Current Assets:
Cash and cash equivalents	$56,682	$37,035
Accounts and notes receivable-less allowances of $43,885 and $42,928	159,533	210,645
Current portion of long-term energy contract receivable of Spokane Energy	9,444	—
Utility energy commodity derivative assets	3,028	7,757
Regulatory asset for utility derivatives	61,245	8,330
Funds held for customers	68,014	51,648
Materials and supplies, fuel stock and natural gas stored	56,428	37,282
Deferred income taxes	28,827	34,473
Income taxes receivable	3,464	16,438
Other current assets	11,964	15,315

Total current assets	458,629	418,923

Net Utility Property:
Utility plant in service	3,669,254	3,549,658
Construction work in progress	58,613	60,055

Total	3,727,867	3,609,713
Less: Accumulated depreciation and amortization	1,052,826	1,002,702

Total net utility property	2,675,041	2,607,011

Other Property and Investments:
Investment in exchange power-net	21,846	23,683
Investment in affiliated trusts	11,547	11,547
Goodwill	24,790	24,718
Long-term energy contract receivable of Spokane Energy	65,013	—
Other property and investments-net	73,628	77,590

Total other property and investments	196,824	137,538

Deferred Charges:
Regulatory assets for deferred income taxes	93,462	97,945
Regulatory assets for pensions and other postretirement benefits	134,252	141,085
Other regulatory assets	101,268	109,825
Non-current utility energy commodity derivative assets	5,751	45,483
Non-current regulatory asset for utility derivatives	38,274	—
Power deferrals	29,750	27,771
Other deferred charges	19,376	21,378

Total deferred charges	422,133	443,487

Total assets	$3,752,627	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Equity:
Current Liabilities:
Accounts payable	$148,906	$160,861
Customer fund obligations	68,014	51,648
Current portion of long-term debt	25,350	35,189
Current portion of nonrecourse long-term debt of Spokane Energy	12,181	—
Short-term borrowings	75,000	92,700
Utility energy commodity derivative liabilities	65,282	16,087
Natural gas deferrals	25,699	39,952
Other current liabilities	111,192	106,980

Total current liabilities	531,624	503,417

Long-term debt	1,039,234	1,036,149
Nonrecourse long-term debt of Spokane Energy	49,676	—
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	221,997	217,176
Non-current regulatory liability for utility derivatives	—	42,611
Pensions and other postretirement benefits	109,432	123,281
Deferred income taxes	475,570	494,666
Other non-current liabilities and deferred credits	124,523	52,665

Total liabilities	2,603,603	2,521,512

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	43,153	34,833

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 56,570,569 and 54,836,781 shares outstanding	815,011	778,647
Accumulated other comprehensive loss	(2,242)	(2,350)
Retained earnings	293,721	274,990

Total Avista Corporation stockholders’ equity	1,106,490	1,051,287
Noncontrolling Interests	(619)	(673)

Total equity	1,105,871	1,050,614

Total liabilities and equity	$3,752,627	$3,606,959

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2010	2009
Operating Activities:
Net income	$68,698	$66,343
Non-cash items included in net income:
Depreciation and amortization	79,192	73,992
Provision (benefit) for deferred income taxes	10,490	(27,798)
Power and natural gas cost amortizations (deferrals), net	(16,804)	44,886
Amortization of debt expense	3,214	4,305
Equity-related AFUDC	(1,436)	(1,600)
Other	36,524	24,023
Contributions to defined benefit pension plan	(21,000)	(48,000)
Changes in working capital components:
Accounts and notes receivable	50,944	76,689
Materials and supplies, fuel stock and natural gas stored	(19,146)	11,507
Other current assets	13,746	15,238
Accounts payable	(10,064)	(39,548)
Other current liabilities	7,351	34,073

Net cash provided by operating activities	201,709	234,110

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(138,083)	(141,378)
Other capital expenditures	(1,300)	(2,653)
Federal grant payments received	4,634	—
Increase in restricted cash	—	(12,000)
Decrease (increase) in funds held for customers	(16,366)	8,354
Cash paid by subsidiary for acquisition, net of cash received	—	(8,572)
Other	(1,296)	(490)

Net cash used in investing activities	(152,411)	(156,739)

Financing Activities:
Net decrease in short-term borrowings	(12,000)	(218,800)
Borrowings from Advantage IQ line of credit	2,300	—
Repayment of borrowings from Advantage IQ line of credit	(8,000)	—
Proceeds from issuance of long-term debt	—	249,425
Maturity of long-term debt	(10,236)	(194)
Maturity of nonrecourse long-term debt of Spokane Energy	(8,447)	—
Redemption of long-term debt to affiliated trusts	—	(61,856)
Long-term debt and short-term borrowing issuance costs	(258)	(2,240)
Cash received from interest rate swap agreement	—	10,776
Issuance of common stock	34,677	1,592
Cash dividends paid	(41,385)	(32,836)
Purchase of subsidiary noncontrolling interest	(2,593)	(5,436)
Increase (decrease) in customer fund obligations	16,366	(8,354)
Equity transactions of consolidated subsidiaries	(75)	1,264

Net cash used in financing activities	(29,651)	(66,659)

Net increase in cash and cash equivalents	19,647	10,712
Cash and cash equivalents at beginning of period	37,035	24,313

Cash and cash equivalents at end of period	$56,682	$35,025

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$44,985	$38,326
Income taxes	11,161	21,165
Non-cash financing and investing activities:
Accounts payable for capital expenditures	6,279	5,597
Utility property acquired under capital leases	5,300	—
Redeemable noncontrolling interests	7,458	(1,962)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Nine Months Ended September 30, 2010 and 2009

Dollars in thousands

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Avista Corporation Stockholders’ Equity	Non- Controlling Interests	Total Equity	Redeemable Non- Controlling Interests
	Shares	Amount
Balance as of January 1, 2010	54,836,781	$778,647	$(2,350)	$274,990	$1,051,287	$(673)	$1,050,614	$34,833

Net income				66,696	66,696	48	66,744	1,954
Equity compensation expense		2,308			2,308		2,308
Issuance of common stock	1,733,788	34,677			34,677		34,677
Other comprehensive income			108		108		108
Cash dividends paid (common stock)				(41,385)	(41,385)		(41,385)
Equity transactions of consolidated subsidiaries		(621)			(621)		(621)
Purchase of subsidiary noncontrolling interests					—		—	(2,593)
Valuation adjustments and other noncontrolling interests activity				(6,580)	(6,580)		(6,580)	8,959
Other					—	6	6

Balance as of September 30, 2010	56,570,569	$815,011	$(2,242)	$293,721	$1,106,490	$(619)	$1,105,871	$43,153

Balance as of January 1, 2009	54,487,574	$774,986	$(6,092)	$227,989	$996,883	$—	$996,883	$39,846

Net income (loss)				65,018	65,018	(27)	64,991	1,352
Equity compensation expense		1,721			1,721		1,721
Issuance of common stock	253,232	1,592			1,592		1,592
Other comprehensive income			302		302		302
Cash dividends paid (common stock)				(32,836)	(32,836)		(32,836)
Equity transactions of consolidated subsidiaries		(1,322)			(1,322)		(1,322)
Purchase of subsidiary noncontrolling interests					—		—	(5,436)
Valuation adjustments and other noncontrolling interests activity				4,804	4,804		4,804	(2,334)
Other					—	(376)	(376)

Balance as of September 30, 2009	54,740,806	$776,977	$(5,790)	$264,975	$1,036,162	$(403)	$1,035,759	$33,428

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2010 and 2009 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2009 Form 10-K for definitions of terms such as capacity, energy and therm. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (see Note 2 for further information). Avista Capital’s subsidiaries include Advantage IQ, Inc. (Advantage IQ), a 76 percent owned subsidiary as of September 30, 2010. Advantage IQ is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled the following amounts for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Utility taxes	$9,742	$9,926	$37,453	$44,273

Other Expense - Net

Other expense - net consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income	$393	$257	$991	$1,159
Interest on regulatory deferrals	58	782	188	2,249
Equity-related AFUDC	552	368	1,436	1,600
Net gain (loss) on investments	(137)	106	(766)	(904)
Other expense	(1,676)	(1,368)	(5,718)	(4,754)
Other income	3	8	394	33

Total	$(807)	$153	$(3,475)	$(617)

AVISTA CORPORATION

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a discounted cash flow model on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2009 for the other businesses and as of December 31, 2009 for Advantage IQ and determined that goodwill was not impaired at that time. The carrying amount of goodwill as of September 30, 2010 is as follows (dollars in thousands):

	Advantage IQ	Other	Accumulated Impairment Losses (1)	Total
Goodwill	$19,544	$12,979	$(7,733)	$24,790

(1)	Accumulated impairment losses are attributable to the other businesses.

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network in 2008 (estimated amortization period of 14 years) and Ecos in 2009 (estimated amortization period of 3 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other property and investments - net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Other intangible amortization	$933	$535	$2,840	$1,465

The gross carrying amount and accumulated amortization of Other Intangibles as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Client relationships	$10,259	$10,259
Software development costs	17,821	16,496
Other	1,371	1,371

Total other intangibles	29,451	28,126
Less accumulated amortization	(11,032)	(8,192)

Total other intangibles - net	$18,419	$19,934

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2010	2011	2012	2013	2014
Estimated amortization expense	$909	$3,580	$3,289	$2,614	$2,156

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

The Company and its eligible subsidiaries file consolidated federal income tax returns. Adjustments associated with reconciling the 2009 federal income tax return to the amount included in the financial statements for 2009 and prior year income tax return amendments decreased income tax expense by $1.7 million for the three and nine months ended September 30, 2010. In 2009, an adjustment to reconcile the Company’s 2008 federal income tax return (filed in September 2009) to the amount included in the financial statements for 2008 resulted in a $3.2 million decrease to income tax expense for the three and nine months ended September 30, 2009.

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

Redeemable Noncontrolling Interests

This item represents the estimated fair value of redeemable stock and stock options of Advantage IQ issued under its employee stock incentive plan and to the previous owners of Cadence Network. See Note 3 for further information. The redeemable noncontrolling interests has been corrected in the accompanying financial statements as of and for the nine months ended September 30, 2009. This amount was previously included as $2.0 million of other current liabilities, $20.0 million of other non-current liabilities and deferred credits and $11.4 million of noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity. The Company has corrected this amount by reclassifying $33.4 million to redeemable noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity as of and for the nine months ended September 30, 2009. In addition, the presentation of the buyback of Advantage IQ shares was corrected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 by reclassifying the purchase of subsidiary noncontrolling interest of $5.4 million from investing to financing activities.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the unfunded benefit obligation for pensions and other postretirement benefit plans as of September 30, 2010 and December 31, 2009.

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing” (Accounting Standards Codification (ASC) Topic 860). This ASU amends certain provisions of ASC 860 related to accounting for transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. In particular, the Company evaluated its accounts receivable sales financing facility (see Note 6) and determined the transactions no longer meet the criteria of sales of financial assets. As such, any transactions will be accounted for as secured borrowings. During the nine months ended September 30, 2010, the Company did not borrow any funds under the revolving agreement. As such, the adoption of this ASU did not have any impact on the Company’s financial condition, results of operations and cash flows.

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

AVISTA CORPORATION

Since Avista Corp. has a variable interest in the PPA, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Project and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Avista Corp. has provided Rathdrum Power LLC, the owner of the Lancaster Plant, a guarantee under which Avista Corp. has guaranteed ATP’s performance under the PPA. Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. The Company has a future contractual obligation of approximately $360 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

Avista Corp. did not previously consolidate Spokane Energy because Spokane Energy met the definition of a qualified special purpose entity (QSPE). As the amendments to ASC 810 and 860 eliminated the concept of a QSPE, Avista Corp. evaluated Spokane Energy for consolidation as a variable interest entity and determined that it was required to consolidate the entity. This determination was based primarily on Avista Corp. controlling the activities of Spokane Energy, owning all of the member capital of Spokane Energy, and receiving the majority of the residual benefits upon liquidation of the entity. The consolidation of Spokane Energy resulted in the following effects on the Condensed Consolidated Balance Sheet as of September 30, 2010 (dollars in thousands):

Current portion of long-term energy contract receivable	$9,444
Other current assets	2,017
Long-term energy capacity contract receivable	65,013
Other property and investments-net	1,100

Total assets	$77,574

Other current liabilities	$(706)
Current portion of nonrecourse long-term debt	12,181
Nonrecourse long-term debt	49,676
Other non-current liabilities and deferred credits (1)	16,423

Total liabilities	$77,574

(1)	Consists of a regulatory liability recorded for the cumulative retained earnings of Spokane Energy that the Company will flow through regulatory accounting mechanisms in future periods.

AVISTA CORPORATION

Due to the expected impact on regulatory accounting mechanisms in future periods, the consolidation of Spokane Energy did not have any effect on net income for the three and nine months ended September 30, 2010. The consolidation of Spokane Energy increased (decreased) the following line items in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 (dollars in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Utility revenues	$(450)	$(1,350)
Non-utility energy revenues	4,676	14,027
Non-utility operating expenses - resource costs	2,878	8,449
Non-utility operating expenses - other operating expenses	—	17
Income from operations	1,348	4,211
Interest expense	1,348	4,221
Other expense - net	—	(10)

For the nine months ended September 30, 2010, the regulatory liability recorded for the operations of Spokane Energy increased by $1.9 million.

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

NOTE 3. ADVANTAGE IQ ACQUISITIONS

The acquisition of Cadence Network effective July 2, 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. Additionally, certain minority shareholders and certain option holders of Advantage IQ have the right to put their shares back to Advantage IQ at their discretion during an annual put window. The following table details redeemable noncontrolling interests as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Previous owners of Cadence Network	$35,646	$27,877
Stock options and other outstanding redeemable stock	7,507	6,956

Total redeemable noncontrolling interests	$43,153	$34,833

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

The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. There is an exception to this regulatory accounting treatment for 2010 as discussed below. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism (ERM) in Washington, the Power Cost Adjustment (PCA) mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.

In August 2010, Avista Corp. entered into a settlement agreement in its Washington general rate case, which is subject to approval by the WUTC. As part of the settlement, the parties agreed that there would be no deferrals under the ERM for 2010 in either the surcharge or rebate direction. This did not have any impact on the Company’s results of operations for the three and nine months ended September 30, 2010 as power supply costs were below the level in retail rates within the initial $4.0 million that the Company would receive all of the benefit as calculated under the ERM. Deferrals under the ERM would resume in 2011. As such, Avista Corp. has not applied regulatory

AVISTA CORPORATION

accounting treatment to unrealized gains and losses on the Washington portion of electric energy-related commodity contracts that will settle in 2010 entered into since the implementation of the Company’s most recent general rate case (effective January 1, 2010). This resulted in a net unrealized gain of $2.3 million recorded as utility revenues and a net unrealized loss of $3.3 million recorded as resource costs in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010.

Substantially all forward contracts to purchase or sell power and natural gas are recorded as assets or liabilities at market value with an offsetting regulatory asset or liability except as described above. Contracts that are not considered derivatives are generally accounted for on the accrual basis until they are settled or realized, unless there is a decline in the fair value of the contract that is determined to be other than temporary.

The following table presents the underlying energy commodity derivative volumes as of September 30, 2010 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2010	653	141	16,276	11,025	529	62	4,193	10,788
2011	801	798	30,392	28,115	285	132	2,594	31,955
2012	520	668	9,291	11,018	256	31	1,525	8,583
2013	368	—	4,875	1,510	286	—	1,500	—
2014	366	—	1,350	900	286	—	1,475	—
Thereafter	1,694	—	—	—	1,303	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Number of contracts	34	24
Notional amount (in United States dollars)	$15,205	$10,210
Notional amount (in Canadian dollars)	15,682	10,637
Derivative asset (liability) (in other current assets (liabilities))	30	(50)

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

The following table summarizes the interest rate swaps the Company has entered into as of September 30, 2010 (dollars in thousands):

Entered	Notional	Number of Contracts	Mandatory Cash Settlement Date
May/June 2010	$50,000	2	July 2012

The Company did not have any interest rate swap contracts outstanding as of December 31, 2009.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of September 30, 2010, Avista Corp. had a long-term derivative liability and an offsetting regulatory asset of $3.7 million on the Condensed Consolidated Balance Sheet in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

AVISTA CORPORATION

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2010 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current assets	$30	$—	$30
Interest rate contracts	Other non-current liabilities and deferred credits	—	(3,737)	(3,737)
Commodity contracts	Current utility energy commodity derivative assets	12,521	(9,493)	3,028
Commodity contracts	Non-current utility energy commodity derivative assets	13,434	(7,683)	5,751
Commodity contracts	Current utility energy commodity derivative liabilities	7,893	(73,175)	(65,282)
Commodity contracts	Other non-current liabilities and deferred credits	524	(44,549)	(44,025)

Total derivative instruments recorded on the balance sheet		$34,402	$(138,637)	$(104,235)

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

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2010 was $84.7 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, the Company would be required to post $60.0 million of collateral to its counterparties.

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

AVISTA CORPORATION

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

Cash deposits from counterparties totaled $1.2 million at September 30, 2010 and $3.2 million at December 31, 2009. These funds were held by Avista Utilities to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral.

NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $21 million to the pension plan for 2010 (with no further contributions planned for the fourth quarter of 2010).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2010	2009	2010	2009
Three months ended September 30:
Service cost	$2,878	$2,624	$219	$202
Interest cost	5,823	5,443	631	593
Expected return on plan assets	(5,347)	(4,403)	(341)	(325)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	163	164	(37)	(37)
Net loss recognition	1,857	3,021	297	459

Net periodic benefit cost	$5,374	$6,849	$895	$1,018

Nine months ended September 30:
Service cost	$8,634	$7,970	$640	$606
Interest cost	17,469	16,251	1,881	1,737
Expected return on plan assets	(16,041)	(12,879)	(1,023)	(1,007)
Transition obligation recognition	—	—	378	378
Amortization of prior service cost	489	492	(111)	(111)
Net loss recognition	5,490	7,165	825	1,083

Net periodic benefit cost	$16,041	$18,999	$2,590	$2,686

NOTE 6. ACCOUNTS RECEIVABLE FINANCING FACILITY

Avista Receivables Corporation (ARC) is a wholly owned, bankruptcy-remote subsidiary of Avista Corp. formed for the purpose of acquiring or purchasing interests in certain accounts receivable, both billed and unbilled, of the Company. Avista Corp., ARC and a third-party financial institution are parties to a Receivables Purchase Agreement. Prior to January 1, 2010, transactions under this facility were accounted for as sales of financial assets. Effective January 1, 2010, ASC 860 was amended and the transactions no longer meet the criteria for sales of financial assets and will be accounted for as secured borrowings on a prospective basis. The agreement was amended on March 12, 2010 to, among other things, extend the termination date from March 12, 2010 to March 11, 2011 and to reduce the amount that can be borrowed under the facility to $50.0 million from $85.0 million. The Company reduced the amount of the facility based on its forecasted liquidity needs. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of Avista Corp.’s committed lines of credit (see Note 7). Based on calculations of eligible receivables, ARC had the ability to borrow up to $50.0 million under this revolving agreement as of September 30, 2010 and $85.0 million as of December 31, 2009. The Company did not borrow any funds under this revolving agreement during the nine months ended September 30, 2010.

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

AVISTA CORPORATION

Borrowings outstanding and letters of credit under the Company’s revolving committed lines of credit were as follows as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Borrowings outstanding	$75,000	$87,000
Letters of credit outstanding	34,533	28,448

All amounts outstanding were under the $320.0 million committed line of credit.

The committed lines of credit are secured by $395.0 million of non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed lines of credit.

The committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of September 30, 2010, the Company was in compliance with this covenant. The committed line of credit agreements also have a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 70 percent at any time. As of September 30, 2010, the Company was in compliance with this covenant.

Advantage IQ

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 1, 2011. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Borrowings outstanding under Advantage IQ’s credit agreement were as follows as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Borrowings outstanding	$—	$5,700

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of September 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Year	Description	Interest Rate	September 30, 2010	December 31, 2009
2010	Secured Medium-Term Notes	6.67%-8.02%	$25,000	$35,000
2012	Secured Medium-Term Notes	7.37%	7,000	7,000
2013	First Mortgage Bonds	6.13%	45,000	45,000
2013	First Mortgage Bonds	7.25%	30,000	30,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000

	Total secured long-term debt		1,141,700	1,151,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Other long-term debt and capital leases		5,551	3,018
	Settled interest rate swaps		(1,171)	(1,844)
	Unamortized debt discount		(1,896)	(1,936)

	Total		1,148,284	1,155,038
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(25,350)	(35,189)

	Total long-term debt		$1,039,234	$1,036,149

(1)	In December 2008, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, Series 1999A (Avista Corporation Colstrip Project) due 2032 were remarketed. Avista Corp. purchased these Pollution Control Bonds and expects that at a later date, subject to market conditions, these bonds will be remarketed to unaffiliated investors or refunded by a new issue. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds have not been cancelled and remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds are not reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

(2)	In December 2008, the City of Forsyth, Montana issued $17.0 million of its Pollution Control Revenue Refunding Bonds, Series 2008 (Avista Corp. Colstrip Project) due 2034 on behalf of Avista Corp. The proceeds of the Bonds were used to refund $17.0 million of Pollution Control Revenue Refunding Bonds, Series 1999B (Avista Corp. Colstrip Project) issued by the City of Forsyth, Montana on behalf of Avista Corp. In December 2009, Avista Corp. purchased the Bonds and expects that at a later date, subject to market conditions, the bonds will be remarketed to unaffiliated investors or refunded by a new issue. Although Avista Corp. is now the holder of these Pollution Control Bonds, the bonds have not been cancelled and remain outstanding under the City of Forsyth’s indenture. However, so long as Avista Corp. is the holder, the bonds are not reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

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

NOTE 9. FAIR VALUE

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion, but excluding capital leases), nonrecourse long-term debt and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,062,100	$1,185,979	$1,072,100	$1,079,857
Nonrecourse long-term debt	61,857	68,655	—	—
Long-term debt to affiliated trusts	51,547	35,181	51,547	43,534

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
September 30, 2010
Assets:
Energy commodity derivatives	$—	$22,626	$11,746	$(25,593)	$8,779
Foreign currency derivatives	—	30	—	—	30
Funds held for customers (2)	66,868	—	—	—	66,868
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (3)	1,906	—	—	—	1,906
Equity securities (3)	5,628	—	—	—	5,628

Total	$76,002	$22,656	$11,746	$(25,593)	$84,811

Liabilities:
Interest rate swaps	$—	$3,737	$—	$—	$3,737
Energy commodity derivatives	—	127,731	7,169	(25,593)	109,307

Total	$—	$131,468	$7,169	$(25,593)	$113,044

December 31, 2009
Assets:
Energy commodity derivatives	$—	$11,898	$57,276	$(15,934)	$53,240
Funds held for customers (2)	51,128	—	—	—	51,128
Deferred compensation assets:
Fixed income securities (3)	2,011	—	—	—	2,011
Equity securities (3)	5,863	—	—	—	5,863

Total	$59,002	$11,898	$57,276	$(15,934)	$112,242

Liabilities:
Energy commodity derivatives	$—	$27,086	$7,806	$(15,934)	$18,958
Foreign currency derivatives	—	50	—	—	50

Total	$—	$27,136	$7,806	$(15,934)	$19,008

(1)	The Company is permitted to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists.

AVISTA CORPORATION

(2)	Represents amounts held in money market funds. The amounts reported on the Condensed Consolidated Balance Sheets include cash and cash equivalent amounts that are not included within the table.
(3)	These assets are trading securities.

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $1.3 million as of September 30, 2010 and $1.6 million as of December 31, 2009.

The following table presents activity for energy commodity derivative assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Assets		Liabilities
	2010	2009	2010	2009
Three months ended September 30:
Balance as of July 1	$33,851	$60,569	$(4,381)	$(14,040)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(22,105)	28,268	(2,788)	3,487
Purchases, issuances, and settlements, net	—	—	—	1
Transfers to other categories	—	—	—	—

Ending balance as of September 30	$11,746	$88,837	$(7,169)	$(10,552)

Nine months ended September 30:
Balance as of January 1	$57,276	$68,047	$(7,806)	$(16,085)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(43,181)	21,942	556	5,003
Purchases, issuances, and settlements, net	(2,349)	(1,152)	81	530
Transfers to other categories	—	—	—	—

Ending balance as of September 30	$11,746	$88,837	$(7,169)	$(10,552)

(1)

The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. There is an exception to this regulatory accounting treatment for 2010 as described at Note 4. Realized gains or losses are recognized in the period of settlement, subject to

AVISTA CORPORATION

approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Avista Corporation	$12,346	$8,139	$66,696	$65,018
Subsidiary earnings adjustment for dilutive securities	(92)	(31)	(170)	(84)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$12,254	$8,108	$66,526	$64,934

Denominator:
Weighted-average number of common shares outstanding-basic	55,616	54,706	55,175	54,659
Effect of dilutive securities:
Performance and restricted stock awards	113	288	134	140
Stock options	72	100	75	82

Weighted-average number of common shares outstanding-diluted	55,801	55,094	55,384	54,881

Earnings per common share attributable to Avista Corporation:
Basic	$0.22	$0.15	$1.21	$1.19

Diluted	$0.22	$0.15	$1.20	$1.18

Total stock options outstanding excluded in the calculation of diluted earnings per common share attributable to Avista Corporation were 198,050 for the three and nine months ended September 30, 2010 and 229,650 for the three and nine months ended September 30, 2009. These stock options were excluded from the calculation because they were antidilutive based on the fact that the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

AVISTA CORPORATION

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

The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In April 2010 and May 2010, the CalISO and CalPX, respectively, filed updated compliance reports concerning preparatory re-run activity. The CalPX filing requested guidance from the FERC on issues related to completing the final determination of “who owes what to whom.” The CalPX supplemented its compliance filing in October 2010. In June 2010, Avista Energy filed comments with the FERC asking the FERC to assist the parties in bringing this matter to a close by expeditiously: 1) approving the compliance filings made by the CalISO and the CalPX; 2) ruling on the outstanding issues presented by the CalPX; and 3) setting milestones for next steps regarding the final compliance filing.

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

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. As of September 30, 2010, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

AVISTA CORPORATION

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

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. Petitions for rehearing were denied in April 2009. In July 2009, Avista Energy and Avista Utilities filed a motion at the FERC, asking that the companies be dismissed from any further proceedings arising under section 309 pursuant to the remand. The filing pointed out that section 309 relief is based on tariff violations of the seller, and as to Avista Energy and Avista Utilities, these allegations had already been fully adjudicated in the proceeding that gave rise to the Agreement in Resolution, discussed above. There, the FERC absolved both companies of all allegations of market manipulation or wrongdoing that would justify or permit FPA sections 206 or 309 remedies during 2000 and 2001. In November 2009, the FERC issued an order establishing an evidentiary hearing before an administrative law judge to address the issues remanded by the Ninth Circuit without addressing the Company’s pending motion. In December 2009, the Company again brought the issue to the FERC’s attention but its motion remains pending, as do a number of rehearing requests regarding the November 2009 hearing order. In September 2010, the FERC issued a “Supplemental Order Soliciting Comments” on the scope of the hearing. The Company responded in filings made on September 22, 2010 and October 6, 2010, and the parties are awaiting further rulings by the FERC before the hearing commences.

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

Colstrip Generating Project Complaint

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. Under the settlement, Avista Corp.’s portion of payment (which was accrued in the second quarter of 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows. The plaintiffs have indicated that they will contest the existence of any settlement, and will file a response to the motion, with the matter to be decided by the court. Although the final resolution of this complaint remains uncertain, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

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

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, the DOE filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company’s level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company has until May 27, 2012 to develop mitigation strategies to address the low levels of dissolved oxygen. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully indentified or approved by the DOE. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA’s approval of the TMDL. The Company, the City of Coeur d’Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal.

The Company is implementing the environmental and operational conditions required in the license for the Spokane River Project. The estimated cost to implement the license conditions, which is the result of more than a dozen separate settlements, is $334 million over the 50-year license term. This will increase the Spokane River Project’s cost of power by about 40 percent, while decreasing annual generation by approximately one-half of one percent. Costs to implement mitigation measures related to the TMDL are not included in these cost estimates. The IPUC and the WUTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to implementing the license for the Spokane River Project.

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho Department of Environmental Quality (Idaho DEQ) and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the opening and modification of possibly two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of smaller capacity options to abate TDG over the next several years. In March 2010, the FERC approved the GSCP addendum preliminary design of alternative abatement measures, which began in May 2010. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

AVISTA CORPORATION

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

In January 2010, the USFWS proposed to revise its 2005 designation of critical habitat for the bull trout. The proposed revisions include the lower Clark Fork River as critical habitat. In April 2010, the Company submitted comments recommending the lower Clark Fork River be excluded from critical habitat designation based in part on the extensive bull trout recovery efforts the Company is already undertaking. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to fish passage at Cabinet Gorge and Noxon Rapids.

Aluminum Recycling Site

In October 2009, the Company (through its subsidiary Pentzer Corporation) received notice from the DOE proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act, under Washington state law. The subject property adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by DOE as “Aluminum Recycling – Trentwood.” Operators of that property maintained piles of aluminum “black dross,” which can be designated as a state-only dangerous waste in Washington State. Operators placed a portion of the aluminum dross pile on the site owned by Pentzer Corporation. The Company does not believe it is a contributor to any environmental contamination associated with the dross pile, and submitted a response to the DOE’s proposed findings in November 2009. In December 2009, the Company received notice from the DOE that it had been designated as a potentially liable party for any hazardous substances located on this site. UPR completed a RI/FS Work Plan in June 2010. At that time, UPR requested a contribution from the Company towards the cost of performing the RI/FS and also an access agreement to investigate the material deposited on the Pentzer Corporation parcel. The Company concluded an access agreement with UPR in August 2010. UPR plans to begin the remedial investigation during November 2010. There is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. The Company has not accrued a liability related to this matter.

Injury from Overhead Electric Line (Munderloh v. Avista)

On March 4, 2010, the plaintiff and his wife filed a complaint against Avista Corp. in Spokane County Superior Court. Plaintiffs allege that while the plaintiff was employed by a third party as a laborer at their construction site, he came into contact with Avista Corp.’s electric line, was injured and suffered economic and non-economic damages. Plaintiffs further allege that Avista Corp. was at fault for failing to relocate the overhead electric line which it controlled and operated adjacent to the construction site. In addition to economic and non-economic damages, plaintiffs also seek damages for loss of consortium, attorney’s fees and costs, prejudgment interest and punitive damages. Trial has been scheduled to begin in September 2011. The case is in the very early stage of discovery and plaintiffs have not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

Collective Bargaining Agreements

The Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers represents approximately 45 percent of all of Avista Utilities’ employees. The agreement with the local union in Washington and Idaho representing the majority (approximately 90 percent) of the bargaining unit employees expired on March 26, 2010. A new agreement was reached in October 2010. Two local agreements in Oregon, which cover approximately 50 employees, expired in April 2010. Negotiations are currently ongoing with respect to the expired labor agreements in Oregon and the Company does not expect any disruption to its operations.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2010:
Operating revenues	$331,542	$25,568	$16,813	$42,381	$(6,751)	$367,172
Resource costs	201,113	—	9,630	9,630	(6,751)	203,992
Other operating expenses	59,961	18,021	4,962	22,983	—	82,944
Depreciation and amortization	24,918	1,498	234	1,732	—	26,650
Income from operations	29,708	6,049	1,987	8,036	—	37,744
Interest expense (2)	17,708	15	1,348	1,363	(66)	19,005
Income tax expense	2,616	2,238	176	2,414	—	5,030
Net income attributable to Avista Corporation	9,058	2,936	352	3,288	—	12,346
Capital expenditures	57,798	293	57	350	—	58,148
For the three months ended September 30, 2009:
Operating revenues	$284,249	$19,727	$10,716	$30,443	$—	$314,692
Resource costs	167,462	—	6,239	6,239	—	173,701
Other operating expenses	55,332	15,455	5,010	20,465	—	75,797
Depreciation and amortization	23,630	1,197	329	1,526	—	25,156
Income (loss) from operations	21,541	3,075	(862)	2,213	—	23,754
Interest expense (2)	15,623	46	13	59	(58)	15,624
Income tax expense (benefit)	(857)	1,097	(293)	804	—	(53)
Net income (loss) attributable to Avista Corporation	7,239	1,413	(513)	900	—	8,139
Capital expenditures	53,478	996	17	1,013	—	54,491
For the nine months ended September 30, 2010:
Operating revenues	$1,081,690	$74,725	$47,337	$122,062	$(19,432)	$1,184,320
Resource costs	628,864	—	27,881	27,881	(19,432)	637,313
Other operating expenses	174,044	57,732	13,843	71,575	—	245,619
Depreciation and amortization	73,890	4,522	780	5,302	—	79,192
Income from operations	150,013	12,471	4,833	17,304	—	167,317
Interest expense (2)	53,415	68	4,243	4,311	(188)	57,538
Income tax expense (benefit)	34,243	4,576	(87)	4,489	—	38,732
Net income (loss) attributable to Avista Corporation	60,898	5,895	(97)	5,798	—	66,696
Capital expenditures	138,083	994	306	1,300	—	139,383
For the nine months ended September 30, 2009:
Operating revenues	$1,024,978	$55,113	$29,182	$84,295	$—	$1,109,273
Resource costs	582,805	—	17,307	17,307	—	600,112
Other operating expenses	170,554	43,387	12,886	56,273	—	226,827
Depreciation and amortization	69,733	3,264	995	4,259	—	73,992
Income (loss) from operations	141,225	8,462	(2,006)	6,456	—	147,681
Interest expense (2)	48,845	182	86	268	(130)	48,983
Income tax expense (benefit)	31,093	2,973	(1,032)	1,941	—	33,034
Net income (loss) attributable to Avista Corporation	63,203	3,855	(2,040)	1,815	—	65,018
Capital expenditures	141,378	2,628	25	2,653	—	144,031
Total Assets:
As of September 30, 2010	$3,440,284	$176,896	$135,447	$312,343	$—	$3,752,627
As of December 31, 2009	$3,400,384	$143,060	$63,515	$206,575	$—	$3,606,959

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of September 30, 2010, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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
October 29, 2010

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

•	the exposure to volatility in power supply costs for 2010 due to our agreement to not defer any costs under the ERM in the Washington general rate case settlement;

•	global financial and economic conditions (including the impact on capital markets) and their effect on our ability to obtain funding at a reasonable cost;

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

•	changes in actuarial assumptions, interest rates and the actual return on plan assets for our pension plan, which can affect future funding obligations, pension expense and pension plan liabilities;

•	volatility and illiquidity in wholesale energy markets, including the availability of willing buyers and sellers, and prices of purchased energy and demand for energy sales;

•	unplanned outages at any of our generating facilities or the inability of facilities to operate as intended;

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2000 and 2001, including possible refunds;

•	the outcome of legal proceedings and other contingencies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	wholesale and retail competition including, but not limited to, alternative energy sources, suppliers and delivery arrangements;

AVISTA CORPORATION

•	the ability to comply with the terms of the licenses for our hydroelectric generating facilities at cost-effective levels;

•	natural disasters that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•	explosions, fires, accidents, or mechanical breakdowns that may occur while operating and maintaining our generation, transmission and distribution systems;

•	blackouts or disruptions of interconnected transmission systems;

•	disruption to information systems, automated controls and other technologies that we rely on for operations, communications and customer service;

•

the potential for terrorist attacks or other malicious acts, that cause damage to our utility assets, as well as the national economy in general; including the impact of acts of terrorism or vandalism that damage or disrupt information technology systems;

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

General Economic Information

The general economic data, on both national and local levels, contained in this report are based on independent government and industry publications, reports by market research firms or other independent sources. While we believe that these publications and other sources are reliable, we have not independently verified such data and can make no representation as to its accuracy.

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

AVISTA CORPORATION

•

Advantage IQ – an indirect subsidiary of Avista Corp. (approximately 76 percent owned as of September 30, 2010) provides energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. Advantage IQ’s primary product lines include processing, payment and auditing of energy, telecom, waste, water/sewer and lease bills, as well as strategic management services.

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

The following table presents net income (loss) attributable to Avista Corporation for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Avista Utilities	$9,058	$7,239	$60,898	$63,203
Advantage IQ	2,936	1,413	5,895	3,855
Other	352	(513)	(97)	(2,040)

Net income attributable to Avista Corporation	$12,346	$8,139	$66,696	$65,018

Executive Level Summary

Overall

Our operating results and cash flows are primarily from:

•	regulated utility operations (Avista Utilities), and

•	facility information and cost management services for multi-site customers (Advantage IQ).

Net income attributable to Avista Corporation was $12.3 million for the three months ended September 30, 2010, an increase from $8.1 million for the three months ended September 30, 2009. The increase was due to increased earnings at Avista Utilities (primarily due to an increase in gross margin, partially offset by an increase in interest expense, other operating expenses, depreciation and amortization, and income tax expense) and increased earnings at Advantage IQ and improved results from the other businesses.

Net income attributable to Avista Corporation was $66.7 million for the nine months ended September 30, 2010, an increase from $65.0 million for the nine months ended September 30, 2009. This was primarily due to an increase in earnings at Advantage IQ and a decrease in the net loss from the other businesses. This was partially offset by decreased earnings at Avista Utilities (primarily due to warmer weather in the first quarter and an increase in interest expense, other operating expenses and depreciation and amortization, partially offset by the implementation of general rate increases in Washington and Idaho).

Employment remains suppressed in most of our service area after cutbacks in the construction, forest products, mining and manufacturing sectors, although the pace of decline has slowed in the last twelve months. Non-farm employment contraction for September 2010 as compared to September 2009 was 1.8 percent in Spokane, Washington, 0.2 percent in Coeur d’Alene, Idaho and 0.5 percent in Medford, Oregon, compared to the national average increase of 0.2 percent. Unemployment rates in September 2010 were 9.3 percent in Coeur d’Alene, 8.2 percent in Spokane and 11.4 percent in Medford, compared to the national average of 9.6 percent. The housing markets in Coeur d’Alene and Medford have had a higher foreclosure rate than the national average; the September 2010 annual foreclosure rate was 0.40 percent in Kootenai County (the county that includes Coeur d’Alene), and 0.36 percent in Jackson County (the county that includes Medford) compared to the national foreclosure rate of 0.27 percent; the housing market in Spokane County had a foreclosure rate of only 0.10 percent.

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

In our utility operations, we continue to execute our regulatory strategy to recover costs and capital investments in our generation, transmission and distribution infrastructure. We filed new general rate increase requests in each of our jurisdictions in 2010. A general rate increase went into effect in Idaho on October 1, 2010. In Washington, we reached a settlement (subject to approval by the WUTC) for a general rate increase effective December 1, 2010.

Our utility net income was $9.1 million for the three months ended September 30, 2010, an increase from $7.2 million for the three months ended September 30, 2009 primarily due to an increase in gross margin (operating revenues less resource costs) partially offset by an increase in interest expense, other operating expenses and depreciation and amortization, and income tax expense. The increase in gross margin was primarily due to the implementation of the general rate increases. In the third quarter of 2010, we made adjustments associated with reconciling the 2009 federal income tax return to the amount included in the financial statements for 2009 and prior year income tax return amendments. In total, these adjustments had a favorable impact to recorded income tax expense of $1.7 million. In the third quarter of 2009, we had a favorable income tax adjustment of $3.2 million related to IRS audits and the 2008 filed federal tax return.

Our utility net income was $60.9 million for the nine months ended September 30, 2010, a decrease from $63.2 million for the nine months ended September 30, 2009 primarily due to an increase in interest expense, other operating expenses and depreciation and amortization, partially offset by an increase in gross margin. The increase in gross margin was primarily due to the implementation of general rate increases, partially offset by warmer weather that resulted in lower retail loads (particularly for natural gas) during the first quarter.

We are continuing to invest in generation, transmission and distribution systems to enhance service reliability for our customers. Utility capital expenditures were $138.1 million for the nine months ended September 30, 2010. We expect utility capital expenditures to be about $210 million for the full year of 2010. These estimates of capital expenditures are subject to continuing review and adjustment and do not include costs for projects associated with stimulus funding (see discussion at “Avista Utilities Capital Expenditures”).

Advantage IQ

Advantage IQ had net income attributable to Avista Corporation of $2.9 million for the three months ended September 30, 2010, an increase from $1.4 million for the three months ended September 30, 2009. Advantage IQ had net income attributable to Avista Corporation of $5.9 million for the nine months ended September 30, 2010, an increase from $3.9 million for the nine months ended September 30, 2009. The increase for each period of 2010 as compared to 2009 was primarily due to the acquisition of Ecos Consulting, Inc. (Ecos) effective August 31, 2009, as well as a business and occupation tax refund. Advantage IQ’s earnings continue to be moderated by low short-term interest rates (which limits interest revenue on funds held for customers) and economic conditions that have limited organic growth.

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

AVISTA CORPORATION

Other Businesses

Net income for these operations was $0.4 million for the three months ended September 30, 2010 compared to a net loss of $0.5 million for the three months ended September 30, 2009. The net loss for these operations was $0.1 million for the nine months ended September 30, 2010 compared to a net loss of $2.0 million for the nine months ended September 30, 2009. The improvement in results was due in part to increased earnings at METALfx and reduced litigation costs related to the remaining contracts and previous operations of Avista Energy.

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

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 5, 2011 that had $75.0 million of cash borrowings and $34.5 million in letters of credit outstanding as of September 30, 2010.

We also have a committed line of credit in the total amount of $75.0 million with an expiration date of April 5, 2011 that had no borrowings outstanding as of September 30, 2010.

We are in the process of evaluating various alternatives and expect to have a new credit facility in place prior to the April 5, 2011 expiration of our current committed lines of credit.

In March 2010, we amended our accounts receivable financing facility to extend the termination date to March 2011 and reduce the amount of the facility to $50.0 million from $85.0 million. We reduced the amount of the facility based on our forecasted liquidity needs. Based upon calculations of our eligible accounts receivable under this agreement, we had the ability to borrow up to $50.0 million as of September 30, 2010. We have not borrowed any funds under this facility during 2010.

As of September 30, 2010, we had a combined $335.5 million of available liquidity under our $320.0 million committed line of credit, $75.0 million committed line of credit, and $50.0 million revolving accounts receivable financing facility.

We are planning, subject to market conditions, to cause the redemption of $83.7 million of Pollution Control Bonds and the refunding thereof with new bond issues in the fourth quarter of 2010. We are currently the holder of all bonds to be redeemed and refunded and, accordingly, would receive the redemption proceeds.

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

We are party to a sales agency agreement under which we sell shares of our common stock from time to time. In the second and third quarters we sold a total of 1,604,110 shares for a total of $33.3 million. As of September 30, 2010, we had 1,483,390 shares available to be issued under this agreement.

Avista Utilities – Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	more closely align earned returns with those allowed by regulators.

AVISTA CORPORATION

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in each of our jurisdictions in 2010. The following is a summary of our authorized rates of return in each jurisdiction:

Jurisdiction and service	Implementation Date	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Washington electric and natural gas	January 2010	8.25%	10.2%	46.5%
Idaho electric and natural gas	October 2010	(1)	(1)	(1)
Oregon natural gas	November 2009	8.19%	10.1%	50.0%

(1)	The rate adjustment implemented on October 1, 2010 resulting from the Idaho electric and natural gas general rate case settlement did not have a specific authorized rate of return, return on equity or equity level.

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

In August 2010, we entered into an all-party settlement agreement that would resolve all issues with respect to our general rate case filed with the WUTC in March 2010. This settlement agreement is subject to approval by the WUTC. As agreed to in the settlement stipulation, electric rates for our Washington customers would increase by an average of 7.4 percent, which is designed to increase annual revenues by $29.5 million. Natural gas rates for our Washington customers would increase by an average of 2.9 percent, which is designed to increase annual revenues by $4.6 million. The new electric and natural gas rates would become effective on December 1, 2010.

Our original request filed with the WUTC in March 2010 was for an electric rate increase of 13.4 percent, which was designed to increase annual revenues by $55.3 million. The decline from the original request to the amount in the settlement agreement was due in part to an $11.7 million decrease in power supply costs, caused primarily by the decline in natural gas fuel prices subsequent to our original filing.

In our original filing, we requested to increase natural gas rates by an average of 6.0 percent, which was designed to increase annual revenues by $8.5 million. The decline from the original request to the amount in the settlement agreement was due in part to the additional Jackson Prairie (JP) natural gas storage that will be used in our utility operations beginning May 1, 2011. The revenue requirement of approximately $1.2 million associated with the additional JP natural gas storage inventory would be deferred and recovered through the purchased gas adjustment mechanism until the costs are reflected in the next general rate case.

The settlement is based on an overall rate of return of 7.91 percent with a common equity ratio of 46.5 percent and a 10.2 percent return on equity. Our original request was based on an overall rate of return of 8.33 percent with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. These changes reduced the electric revenue requirement by $7.3 million and the natural gas revenue requirement by $1.3 million.

As part of the settlement, the parties agreed that we would not file a general rate case in the Washington jurisdiction before April 1, 2011.

The parties have agreed that recovery of the deferred net costs associated with the power purchase agreement for the Lancaster Plant would be limited to $6.8 million for 2010. These net deferred costs would be recovered over a five-year amortization period with a rate of return on the unamortized balance. For the nine months ended September 30, 2010, we deferred $6.8 million of net costs associated with the Lancaster Plant. The parties agreed that the costs for the Lancaster Plant for 2011 and going forward are reasonable and should be recovered in rates.

As part of the settlement related to the 2010 Lancaster Plant deferred net costs, the parties have agreed that there would be no deferrals under the Energy Recovery Mechanism (ERM) for 2010 in either the surcharge or rebate direction. For 2010, we will either absorb all of the cost or receive all of the benefit from the amount of power supply costs in excess of or below the level in retail rates in Washington. Deferrals under the ERM would resume in 2011.

AVISTA CORPORATION

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

In September 2010, the IPUC approved a settlement agreement with respect to our general rate case filed in March 2010. The new electric and natural gas rates became effective on October 1, 2010. As agreed to in the settlement, base electric rates for our Idaho customers increased by an average of 9.3 percent, which is designed to increase annual revenues by $21.2 million. Base natural gas rates for our Idaho customers increased by an average of 2.6 percent, which is designed to increase annual revenues by $1.8 million.

The settlement agreement includes a rate mitigation plan under which the impact on customers of the new rates will be reduced by amortizing $11.1 million ($17.5 million when grossed up for income taxes and other revenue-related items) of previously deferred state income taxes over a two-year period as a credit to customers. While our cash collections from customers will be reduced by this amortization during the two-year period, the mitigation plan will have no impact on our net income.

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

In September 2010, we filed a natural gas general rate case with the OPUC. We have requested an overall rate increase of 5.6 percent for our Oregon customers, designed to increase annual revenues by $5.4 million. Our request is based on an overall rate of return of 8.61 percent, with a common equity ratio of 50.8 percent and a 10.9 percent return on equity. The OPUC has up to 10 months from our initial filing to review the filing and issue a decision.

Purchased Gas Adjustments

Effective November 1, 2010, natural gas rates will increase 4.6 percent in Washington and 4.3 percent in Idaho, while decreasing 3.2 percent in Oregon. Effective November 1, 2009, natural gas rates decreased 22 percent in Oregon, 26 percent in Washington and 23 percent in Idaho. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $25.7 million as of September 30, 2010, a decrease from $40.0 million as of December 31, 2009.

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

We recorded a potential refund liability for the 2009 tax report of $0.8 million. In October 2010, we filed the tax report for 2009 showing taxes collected to be less than taxes paid by $0.9 million before interest that would result in a surcharge (rate increase) for Oregon customers. Due to uncertainties related to the regulatory process, we have not adjusted our liability for the 2009 reporting year. We will continue to evaluate this liability with a final decision from the OPUC expected by April 2011.

AVISTA CORPORATION

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

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. In the Washington general rate case settlement, the parties agreed that there would be no deferrals under the ERM for 2010 in either the surcharge or rebate direction. For 2010, we would either absorb all of the cost or receive all of the benefit from the amount of power supply costs in excess of or below the level in retail rates. This is subject to approval by the WUTC. Deferrals under the ERM would resume in 2011.

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

Under the ERM, we absorb the cost or receive the benefit from the initial amount of power supply costs in excess of or below the level in retail rates, which is referred to as the deadband. The annual (calendar year) deadband amount is currently $4.0 million. We incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We share annual power supply cost variances between $4.0 million and $10.0 million with customers. There is a 50 percent customers/50 percent Company sharing when actual power supply expenses are higher (surcharge to customers) than the amount included in base retail rates within this band. There is a 75 percent customers/25 percent Company sharing when actual power supply expenses are lower (rebate to customers) than the amount included in base retail rates within this band. To the extent that the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, 90 percent of the cost variance is deferred for future surcharge or rebate. We absorb into power supply costs the remaining 10 percent of the annual variance beyond $10.0 million. The following is a summary of the ERM:

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

Additionally, we must make a filing (no sooner than June 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

AVISTA CORPORATION

In February 2010, the WUTC approved our request to eliminate the ERM surcharge. The surcharge was eliminated as the previous balance of deferred power costs was substantially recovered. This resulted in a rate reduction of 7 percent for our Washington customers with no impact on our income from operations or net income.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. The PCA rate surcharge was 0.61 cents per KWh for the period October 1, 2008 through September 30, 2009. However, the surcharge rate was lowered to 0.344 cents per KWh on August 1, 2009 to help mitigate the impact of the general rate increase that was also effective on that date. The surcharge rate remained in place until October 1, 2010. In September 2010, the IPUC approved our request to increase the PCA surcharge rate to 0.532 cents per KWh effective October 1, 2010.

The following table shows activity in deferred power costs for Washington and Idaho during the nine months ended September 30, 2010 (dollars in thousands):

	Washington	Idaho	Total
Deferred power costs as of December 31, 2009	$6,264	$21,507	$27,771
Activity from January 1 – September 30, 2010:
Power costs deferred	7,231	10,144	17,375
Interest and other net additions	107	161	268
Recovery of deferred power costs through retail rates	(6,802)	(8,862)	(15,664)

Deferred power costs as of September 30, 2010	$6,800	$22,950	$29,750

In Washington, the power costs deferred are associated with the Lancaster Plant, which are not accounted for under the ERM and are limited to $6.8 million for 2010 under an all party settlement in our 2010 Washington general rate case.

Natural Gas Line Safety Complaint

In June 2010, the WUTC staff filed a complaint against the Company related to a natural gas explosion and fire that occurred in Odessa, Washington in December 2008 that injured two people. The WUTC staff alleges certain violations related to the installation of the low pressure natural gas distribution line, as well as the removal of the line following the explosion and fire. The WUTC staff has made recommendations of fines that could exceed $1.1 million and that the Company implement certain measures to ensure compliance with WUTC laws and rules. The WUTC has scheduled hearings on this matter in April 2011. The full extent of any legal claims to be brought by the injured parties is unknown at this time. Although the final resolution of this complaint remains uncertain, based on information currently known, we do not expect this complaint will have a material adverse effect on our financial condition, results of operations or cash flows.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Utility revenues increased $46.8 million to $331.1 million primarily due to increased electric revenues. The increase in electric revenues was primarily due to increased wholesale revenues of $32.0 million (due to an increase in volumes and wholesale prices) and sales of fuel of $16.9 million. These increases in electric revenues were partially offset by a decrease in retail revenues of $3.6 million (due to a decrease in prices (as a result of the elimination of the ERM surcharge offset by general rate increases), partially offset by an increase in volumes).

Non-utility energy revenues decreased $1.6 million to $4.9 million. These revenues for 2010 primarily represent revenues for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These revenues for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility revenues increased $7.2 million to $31.2 million as a result of an increase in revenues from Advantage IQ of $5.8 million primarily due to the acquisition of Ecos in the third quarter of 2009. The increase in other non-utility revenues was also due to increased revenues from our other businesses of $1.4 million, primarily due to increased sales at METALfx.

AVISTA CORPORATION

Utility resource costs increased $33.7 million primarily due to an increase in electric resource costs. The increase in electric resource costs was primarily due to an increase in fuel costs (due to an increase in thermal generation) and other fuel costs (representing thermal generation resource optimization activities). In 2009, we experienced an extended outage at Colstrip, which reduced thermal generation.

Utility other operating expenses increased $4.6 million primarily reflecting an increase in consulting costs and generation maintenance costs.

Utility depreciation and amortization increased $1.3 million driven by additions to utility plant.

Non-utility resource costs decreased $3.4 million. These costs for 2010 primarily represent expenses for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These costs for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility operating expenses increased $2.5 million reflecting an increase for Advantage IQ primarily due to the acquisition of Ecos in the third quarter of 2009, partially offset by a business and occupation tax refund.

Interest expense increased $3.4 million primarily due to the consolidation of Spokane Energy (increased interest expense $1.3 million) and the issuance of $250.0 million of long-term debt in September 2009. During the third quarter of 2009, we carried relatively high balances on our committed line of credit at relatively low interest rates. This has been replaced with long-term debt at a higher interest rate.

Other expense-net increased $1.0 million primarily due to a decrease in interest on regulatory deferrals due to lower balances. In addition, we experienced a slight loss on long-term venture fund investments in third quarter of 2010, compared to a slight gain in the third quarter of 2009.

Income taxes increased $5.1 million and our effective tax rate was 27.4 percent for the three months ended September 30, 2010. This increase was due in part to an increase in income before income taxes. Adjustments associated with reconciling the 2009 federal income tax return to the amount included in the financial statements for 2009 and prior year income tax return amendments decreased income tax expense by $1.7 million for the three ended September 30, 2010. We recorded adjustments related to IRS audits and adjustments for the 2008 filed federal tax return that had a total favorable impact to income tax expense of $3.2 million (Avista Utilities) for the three months ended September 30, 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Utility revenues increased $55.4 million due to increased electric revenues of $96.5 million, partially offset by decreased natural gas revenues of $39.8 million. The increase in electric revenues was primarily due to increased wholesale revenues of $64.9 million (primarily due to an increase in volumes and partially due to an increase in wholesale prices) and sales of fuel of $50.7 million (reflecting increased thermal generation resource optimization). These increases in electric revenues were partially offset by a decrease in retail revenues of $22.5 million (due to a decrease in volumes and prices (as a result of the elimination of the ERM surcharge offset by general rate increases)). The decrease in natural gas revenues was primarily the result of decreased retail revenues of $89.1 million (due to decreased retail rates and decreased volumes), partially offset by increased wholesale revenues of $48.4 million (due to increased volumes and wholesale prices).

Non-utility energy revenues decreased $3.0 million to $15.1 million. These revenues for 2010 primarily represent revenues for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These revenues for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility revenues increased $22.7 million to $88.9 million as a result of an increase in revenues from Advantage IQ of $19.6 million primarily due to the acquisition of Ecos in the third quarter of 2009. The increase in other non-utility revenues was also due to increased revenues from our other businesses of $3.1 million, primarily due to increased sales at METALfx.

AVISTA CORPORATION

Utility resource costs increased $46.1 million due to increased electric resource costs of $81.0 million, partially offset by decreased natural gas resource costs of $34.9 million. The decrease in natural gas resource costs primarily reflects the purchased gas cost adjustments implemented in the fourth quarter of 2009. The increase in electric resource costs was primarily due to an increase in fuel costs (due to an increase in thermal generation) and other fuel costs (reflecting an increase in thermal generation optimization).

Utility other operating expenses increased $3.5 million primarily due to increased consulting costs.

Utility depreciation and amortization increased $4.2 million driven by additions to utility plant.

Utility taxes other than income taxes decreased $5.8 million primarily reflecting lower retail revenue related taxes.

Non-utility resource costs decreased $8.9 million. These costs for 2010 primarily represent expenses for Spokane Energy (which was consolidated effective January 1, 2010) related to a long-term electric capacity contract. These costs for 2009 primarily represent payments for the power purchase agreement for the Lancaster Plant. The majority of the rights and obligations of this agreement were conveyed to Shell Energy through the end of 2009. These rights and obligations were conveyed to Avista Utilities’ operations in January 2010.

Other non-utility operating expenses increased $15.3 million reflecting an increase of $14.3 million for Advantage IQ primarily due to the acquisition of Ecos in the third quarter of 2009. The increase was partially due to increased operating expenses from METALfx.

Interest expense increased $9.9 million primarily due to the consolidation of Spokane Energy (increased interest expense $4.2 million) and the issuance of $250.0 million of long-term debt in September 2009. During the first nine months of 2009, we carried relatively high balances on our committed line of credit at relatively low interest rates. This has been replaced with long-term debt at a higher interest rate.

Interest expense to affiliated trusts decreased $1.3 million because of the redemption of $61.9 million of long-term debt to affiliated trusts in April 2009 and a decrease in the variable interest rate on the remaining debt outstanding.

Other expense-net increased $2.9 million primarily due to a decrease in interest income (primarily interest on regulatory deferrals due to lower balances).

Income taxes increased $5.7 million and our effective tax rate was 36.1 percent for the nine months ended September 30, 2010 compared to 33.2 percent for the nine months ended September 30, 2009. This increase was due in part to an increase in income before income taxes. Adjustments associated with reconciling the 2009 federal income tax return to the amount included in the financial statements for 2009 and prior year income tax return amendments decreased income tax expense by $1.7 million for the nine ended September 30, 2010. In the third quarter of 2009, we recorded adjustments related to IRS audits and adjustments for the 2008 filed federal tax return that had a favorable impact to income tax expense of $3.2 million (Avista Utilities) for 2009.

Avista Utilities

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net income for Avista Utilities was $9.1 million for the three months ended September 30, 2010 compared to $7.2 million for the three months ended September 30, 2009. Avista Utilities’ income from operations was $29.7 million for the three months ended September 30, 2010 compared to $21.5 million for the three months ended September 30, 2009. This increase in income from operations was primarily due to increased gross margin (operating revenues less resource costs). The increase in gross margin was partially offset by an increase in other utility operating expenses and depreciation and amortization. An increase in income from operations was partially offset by an increase in interest expense. During the third quarter of 2009 we carried higher average balances under our $320.0 million committed line of credit at relatively low interest rates. We refinanced these borrowings in September 2009 with the issuance of $250.0 million of First Mortgage Bonds at a rate of 5.125 percent.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2010	2009	2010	2009	2010	2009
Operating revenues	$246,198	$198,440	$85,344	$85,809	$331,542	$284,249
Resource costs	131,504	96,156	69,609	71,306	201,113	167,462

Gross margin	$114,694	$102,284	$15,735	$14,503	$130,429	$116,787

AVISTA CORPORATION

Avista Utilities’ operating revenues increased $47.3 million and utility resource costs increased $33.7 million, which resulted in an increase of $13.6 million in gross margin. The gross margin on natural gas sales increased $1.2 million and the gross margin on electric sales increased $12.4 million. The increase in our natural gas gross margin was due to colder weather that increased retail loads and the implementation of general rate increases in Washington effective January 1, 2010, Oregon effective November 1, 2009 and Idaho effective August 1, 2009. The increase in electric gross margin was due to the implementation of the general rate increases in Washington and Idaho, and a slight increase in retail loads.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2010	2009	2010	2009
Residential	$61,176	$64,725	764	781
Commercial	68,658	70,449	822	821
Industrial	30,292	28,531	555	511
Public street and highway lighting	1,653	1,645	6	6

Total retail	161,779	165,350	2,147	2,119
Wholesale	47,478	15,512	984	398
Sales of fuel	30,254	13,316	—	—
Other	6,687	4,262	—	—

Total	$246,198	$198,440	3,131	2,517

Retail electric revenues decreased $3.6 million due to a decrease in revenue per MWh (decreased revenues $5.7 million), partially offset by an increase in total MWhs sold (increased revenues $2.1 million). The decrease in revenue per MWh was primarily due to the elimination of the ERM surcharge in February 2010, partially offset by the Washington and Idaho general rate increases. The increase in total MWhs sold primarily reflects an increase in industrial volumes.

Wholesale electric revenues increased $32.0 million due to an increase in sales prices (increased revenues $3.7 million) and an increase in sales volumes (increased revenues $28.3 million). The increase in sales volumes reflects increased resource optimization activities.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $16.9 million due to an increase in thermal generation resource optimization activities in 2010 as compared to 2009.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM (no deferrals for 2010) and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2010	2009	2010	2009
Residential	$17,624	$19,597	13,877	12,763
Commercial	10,752	12,407	11,732	10,335
Interruptible	513	828	828	898
Industrial	878	975	1,158	935

Total retail	29,767	33,807	27,595	24,931
Wholesale	51,877	48,456	134,619	160,644
Transportation	1,367	1,319	29,589	31,974
Other	2,333	2,227	18	12

Total	$85,344	$85,809	191,821	217,561

The $4.0 million decrease in retail natural gas revenues was due to lower retail rates (decreased revenues $6.9 million), partially offset by an increase in volumes (increased revenues $2.9 million). We sold more retail natural gas in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to colder weather. The decrease in retail rates reflects the purchased gas adjustments implemented in 2009, partially offset by general rate increases.

AVISTA CORPORATION

The increase in our wholesale natural gas revenues of $3.4 million reflects an increase in prices (increased revenues $13.4 million), partially offset by a decrease in volumes (decreased revenues $10.0 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. Variances between the revenues and costs of the sale of resources in excess of retail load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2010	2009	2010	2009
Residential	314,858	313,059	281,958	279,515
Commercial	39,459	39,180	33,351	33,051
Interruptible	—	—	39	43
Industrial	1,380	1,397	254	258
Public street and highway lighting	449	446	—	—

Total retail customers	356,146	354,082	315,602	312,867

The following table presents our utility resource costs for the three months ended September 30 (dollars in thousands):

	2010	2009
Electric resource costs:
Power purchased	$45,860	$52,006
Power cost amortizations, net	(762)	991
Fuel for generation	40,347	27,456
Other fuel costs	33,000	7,665
Other regulatory amortizations, net	5,207	4,826
Other electric resource costs	7,852	3,212

Total electric resource costs	131,504	96,156

Natural gas resource costs:
Natural gas purchased	68,432	66,282
Natural gas cost amortizations, net	(107)	3,914
Other regulatory amortizations, net	1,284	1,110

Total natural gas resource costs	69,609	71,306

Total resource costs	$201,113	$167,462

Power purchased decreased $6.1 million due to a decrease in the volume of power purchases (decreased costs $16.3 million), partially offset by an increase in wholesale prices (increased costs $10.2 million). The decrease in volumes was primarily a result of purchasing power in the third quarter of 2009 to cover for the outage at Colstrip.

Net deferrals of power costs were $0.8 million for the three months ended September 30, 2010 compared to net amortization (recovery) of $1.0 million for the three months ended September 30, 2009. During the third quarter of 2010, we recovered (collected as revenue) $2.8 million in Idaho. The Washington ERM surcharge was eliminated in February 2010 as the previous balance of deferred power costs was recovered. During the third quarter of 2010, we deferred $3.9 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. In Washington, we did not defer any power costs under the Washington ERM during the third quarter of 2010. We agreed that there would not be any deferrals under the ERM for 2010 in our Washington general rate case settlement agreement.

Fuel for generation increased $12.9 million primarily due to an increase in thermal generation. In 2009, we experienced an outage at Colstrip, which reduced thermal generation.

Other fuel costs increased $25.3 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $2.1 million due to an increase in the price of natural gas (increased costs $12.0 million), partially offset by a decrease in the total therms purchased (decreased costs $9.9 million). We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas.

AVISTA CORPORATION

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net income for Avista Utilities was $60.9 million for the nine months ended September 30, 2010 compared to $63.2 million for the nine months ended September 30, 2009. Avista Utilities’ income from operations was $150.0 million for the nine months ended September 30, 2010 compared to $141.2 million for the nine months ended September 30, 2009. This increase in income from operations was primarily due to an increase in gross margin (operating revenues less resource costs) and a decrease in taxes other than income taxes, partially offset by an increase in other operating expenses and depreciation and amortization.

The decrease in net income for Avista Utilities was also due to an increase in interest expense. During the first nine months of 2009 we carried higher average balances under our $320.0 million committed line of credit at relatively low interest rates. We refinanced these borrowings in September 2009 with the issuance of $250.0 million of First Mortgage Bonds at a rate of 5.125 percent.

The following table presents our operating revenues, resource costs and resulting gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Total
	2010	2009	2010	2009	2010	2009
Operating revenues	$720,811	$624,297	$360,879	$400,681	$1,081,690	$1,024,978
Resource costs	353,549	272,577	275,315	310,228	628,864	582,805

Gross margin	$367,262	$351,720	$85,564	$90,453	$452,826	$442,173

Avista Utilities’ operating revenues increased $56.7 million and utility resource costs increased $46.1 million, which resulted in an increase of $10.6 million in gross margin. The gross margin on electric sales increased $15.5 million and the gross margin on natural gas sales decreased $4.9 million. The decrease in our natural gas gross margin was primarily due to warmer weather that reduced retail loads in the first quarter, partially offset by the implementation of general rate increases in Washington effective January 1, 2010, Oregon effective November 1, 2009 and Idaho effective August 1, 2009. The increase in electric gross margin was due to the implementation of the general rate increases in Washington and Idaho, partially offset by warmer weather in the first quarter (which reduced retail loads).

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2010	2009	2010	2009
Residential	$208,599	$227,745	2,572	2,719
Commercial	195,327	203,239	2,293	2,361
Industrial	84,841	80,380	1,564	1,452
Public street and highway lighting	5,025	4,935	19	20

Total retail	493,792	516,299	6,448	6,552
Wholesale	131,679	66,756	2,950	1,857
Sales of fuel	80,181	29,479	—	—
Other	15,159	11,763	—	—

Total	$720,811	$624,297	9,398	8,409

Retail electric revenues decreased $22.5 million due to a decrease in total MWhs sold (decreased revenues $7.9 million) primarily due to a decrease in use per customer as a result of warmer weather in the first quarter heating season, and a decrease in revenue per MWh (decreased revenues $14.6 million). Compared to the first nine months of 2009, residential electric use per customer was down 6 percent and commercial use per customer decreased 3 percent. The decrease in revenue per MWh was primarily due to the elimination of the ERM surcharge in February 2010, partially offset by the Washington and Idaho general rate increases. The decrease in revenue per MWh was also due to a greater percentage of revenue derived from industrial customers.

Wholesale electric revenues increased $64.9 million due to an increase in sales prices (increased revenues $16.1 million) and an increase in sales volumes (increased revenues $48.8 million). The increase in sales volumes primarily relates to resource optimization activities and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $50.7 million due to an increase in thermal generation resource optimization activities in 2010 as compared to 2009.

AVISTA CORPORATION

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM (no deferrals for 2010) and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2010	2009	2010	2009
Residential	$122,659	$174,985	118,461	131,252
Commercial	63,111	96,970	72,453	82,050
Interruptible	2,008	3,808	3,197	4,107
Industrial	2,888	3,997	3,949	3,899

Total retail	190,666	279,760	198,060	221,308
Wholesale	158,453	110,051	372,522	321,397
Transportation	4,686	4,568	102,068	105,474
Other	7,074	6,302	299	392

Total	$360,879	$400,681	672,949	648,571

The $89.1 million decrease in retail natural gas revenues was due to lower retail rates (decreased revenues $66.7 million) and a decrease in volumes (decreased revenues $22.4 million). We sold less retail natural gas in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to warmer weather in the first quarter. Compared to the first nine months of 2009, residential natural gas use per customer was down 10 percent and commercial use per customer decreased 12 percent. The decrease in retail rates reflects the purchased gas adjustments implemented in 2009, partially offset by the general rate increases.

The increase in our wholesale natural gas revenues of $48.4 million reflects an increase in prices (increased revenues $26.7 million) and an increase in volumes (increased revenues $21.7 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement process. Part of the increase in the volume of wholesale natural gas sales reflects lower than expected retail loads and the sale of excess natural gas purchased. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. With lower retail loads in the first nine months of 2010 as compared to the first nine months of 2009, we had more opportunity to optimize transportation resources. Variances between the revenues and costs of the sale of resources in excess of retail load requirements are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2010	2009	2010	2009
Residential	314,762	313,508	282,337	280,348
Commercial	39,470	39,251	33,427	33,194
Interruptible	—	—	38	43
Industrial	1,376	1,395	253	259
Public street and highway lighting	448	444	—	—

Total retail customers	356,056	354,598	316,055	313,844

The following table presents our utility resource costs for the nine months ended September 30 (dollars in thousands):

	2010	2009
Electric resource costs:
Power purchased	$134,810	$136,638
Power cost amortizations, net	(1,901)	21,129
Fuel for generation	106,639	63,143
Other fuel costs	85,146	28,744
Other regulatory amortizations, net	14,784	14,789
Other electric resource costs	14,071	8,134

Total electric resource costs	353,549	272,577

Natural gas resource costs:
Natural gas purchased	282,439	279,322
Natural gas cost amortizations, net	(14,902)	23,756
Other regulatory amortizations, net	7,778	7,150

Total natural gas resource costs	275,315	310,228

Total resource costs	$628,864	$582,805

AVISTA CORPORATION

Power purchased decreased $1.8 million due to a decrease in wholesale prices (decreased costs $23.1 million), partially offset by an increase in the volume of power purchases (increased costs $21.3 million). The increase in volumes was primarily due to purchasing power to cover for below normal hydroelectric generation and an increase in wholesale sales volumes related to optimization.

Net deferrals of power costs were $1.9 million for the nine months ended September 30, 2010 compared to net amortization (recovery) of $21.1 million for the nine months ended September 30, 2009. During the first nine months of 2010, we recovered (collected as revenue) $6.8 million of previously deferred power costs in Washington and $8.9 million in Idaho. The Washington ERM surcharge was eliminated in February 2010 as the previous balance of deferred power costs was recovered. During the first nine months of 2010, we deferred $10.1 million of power costs in Idaho, as power supply costs exceeded the amount included in base retail rates. In Washington, we deferred $6.8 million of costs associated with the Lancaster Project. This is the maximum deferral for 2010 as agreed to in the Washington general rate case settlement. We did not defer any power costs under Washington ERM during the first nine months of 2010. In the Washington general rate case settlement we have agreed that there would not be any deferrals under the ERM for 2010.

Fuel for generation increased $43.5 million primarily due to an increase in thermal generation. In 2009, we experienced an outage at Colstrip, which reduced thermal generation.

Other fuel costs increased $56.4 million. This represents fuel that was purchased for generation, but was later sold when conditions indicated that it was not economical to use the fuel in generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $3.1 million due to an increase in the total therms purchased (increased costs $13.8 million), partially offset by a decrease in the price of natural gas (decreased costs $10.7 million). The increase in total therms purchased was due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process, partially offset by a decrease in retail sales volumes. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first nine months of 2010, natural gas resource costs were reduced by $14.9 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas cost adjustments implemented in November 2009.

Advantage IQ

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Advantage IQ’s net income attributable to Avista Corporation was $2.9 million for the three months ended September 30, 2010 compared to $1.4 million for the three months ended September 30, 2009. Operating revenues increased $5.8 million and operating expenses increased $2.9 million. The increase in net income attributable to Avista Corporation, operating revenues and expenses was due in part to the third quarter 2009 acquisition of Ecos. The increase in operating expenses was also due to the amortization of intangible assets from the acquisition of Ecos. Partially offsetting these increases to operating expenses was a business and occupation tax refund. As of September 30, 2010, Advantage IQ had 541 customers representing 422,000 billed sites in North America. In the third quarter of 2010, Advantage IQ managed bills totaling $4.8 billion, an increase of 5.5 percent, as compared to the third quarter of 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Advantage IQ’s net income attributable to Avista Corporation was $5.9 million for the nine months ended September 30, 2010 compared to $3.9 million for the nine months ended September 30, 2009. Operating revenues increased $19.6 million and operating expenses increased $15.6 million. The increase in net income attributable to Avista Corporation, operating revenues and expenses was primarily due to the third quarter 2009 acquisition of Ecos. The increase in operating expenses was also due to the amortization of intangible assets from the acquisition of Ecos. Year-to-date results also include a business and occupation tax refund in the third quarter of 2010. In the first nine months of 2010, Advantage IQ managed bills totaling $13.2 billion, a decrease of $0.3 billion, or 2.2 percent, as compared to the first nine months of 2009. This decrease was primarily due to a decrease in the average value of each bill processed.

AVISTA CORPORATION

Other Businesses

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net income attributable to Avista Corporation from these operations was $0.4 million for the three months ended September 30, 2010 compared to a net loss $0.5 million for the three months ended September 30, 2009. Operating revenues increased $6.1 million and operating expenses increased $3.3 million. The increase in operating revenues and expenses was primarily due to the consolidation of Spokane Energy effective January 1, 2010, which had no impact on the net loss attributable to Avista Corporation. The improvement in results for these businesses was due in part to increased earnings at METALfx and reduced litigation costs related to the remaining contracts and previous operations of Avista Energy.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The net loss attributable to Avista Corporation from these operations was $0.1 million for the nine months ended September 30, 2010 compared to $2.0 million for the nine months ended September 30, 2009. Operating revenues increased $18.2 million and operating expenses increased $11.3 million. The increase in operating revenues and expenses was primarily due to the consolidation of Spokane Energy effective January 1, 2010, which had no impact on the net loss attributable to Avista Corporation. Consistent with the quarterly period, the improvement in results for these businesses was due in part to increased earnings at METALfx, which had net income of $0.6 million for the nine months ended September 30, 2010, compared to a net loss of $0.1 million for the nine months ended September 30, 2009. We also had decreased litigation costs related to the remaining contracts and previous operations of Avista Energy. Losses on long-term venture fund investments were $0.8 million for the first nine months of 2010 compared to $0.9 million for the first nine months of 2009.

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

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the nine months ended September 30, 2010, positive cash flows from operating activities of $201.7 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $138.1 million and dividends of $41.4 million.

Operating Activities Net cash provided by operating activities was $201.7 million for the nine months ended September 30, 2010 compared to $234.1 million for the nine months ended September 30, 2009. Net cash provided by working capital components was $42.8 million for the nine months ended September 30, 2010, compared to $98.0 million for the nine months ended September 30, 2009.

The net cash provided during the nine months ended September 30, 2010 primarily reflected positive cash flows from:

•	accounts receivable (representing a seasonal decrease in receivables outstanding), and

•	other current assets (primarily representing a decrease in income taxes receivable).

These positive cash flows were partially offset by net cash outflows from accounts payable (primarily related to a seasonal decrease in accounts payable for natural gas purchases and power purchased), an increase in natural gas stored and an increase in construction materials and supplies.

The net cash provided during the nine months ending September 30, 2009 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a seasonal decrease in the receivables outstanding),

•	other current liabilities,

•	other current assets (primarily related to income taxes receivable), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a seasonal drawdown of natural gas that was stored).

AVISTA CORPORATION

This cash provided in 2009 was partially offset by negative cash flows from accounts payable (primarily related to a decrease in accounts payable for natural gas purchases).

Significant non-cash items included $16.8 million of power and natural gas cost net deferrals for the nine months ended September 30, 2010, a change from net amortization of $44.9 million for the nine months ended September 30, 2009. We also had deferred income tax expense of $10.5 million for the nine months ended September 30, 2010 compared to a benefit of $27.8 million for the nine months ended September 30, 2009.

Contributions to our defined benefit pension plan were $21.0 million for the nine months ended September 30, 2010 compared to $48.0 million for the nine months ended September 30, 2009. Cash paid for interest increased to $45.0 million for the nine months ended September 30, 2010, compared to $38.3 million for the nine months ended September 30, 2009.

Investing Activities Net cash used in investing activities was $152.4 million for the nine months ended September 30, 2010, a decrease compared to $156.7 million for the nine months ended September 30, 2009. Utility property capital expenditures decreased slightly for 2010 as compared to 2009, and funds held from customers at Advantage IQ increased by $16.4 million (compared to a decrease of $8.4 million for 2009).

Financing Activities Net cash used in financing activities was $29.7 million for the nine months ended September 30, 2010 compared to $66.7 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, our short-term borrowings decreased $12.0 million due to a net decrease in the amount of debt outstanding under our $320.0 million committed line of credit. Cash dividends paid increased to $41.4 million (or 75 cents per share) for the first nine months of 2010 from $32.8 million (or 60 cents per share) for the first nine months of 2009. We issued $34.7 million of common stock during the first nine months of 2010, including $33.3 million under a sales agency agreement. Additionally, customer funds obligations at Advantage IQ increased by $16.4 million compared to a decrease of $8.4 million for 2009.

In September 2009, we issued $250.0 million (net proceeds of $249.4 million) of long-term debt. In conjunction with the issuance of this long-term debt, we cash settled interest rate swap agreements and received a total of $10.8 million. In April 2009, we redeemed $61.9 million of long-term debt to affiliated trusts. During the nine months ended September 30, 2009, our short-term borrowings decreased $218.8 million, primarily due to a decrease in the amount of debt outstanding under our $320.0 million committed line of credit.

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

As of September 30, 2010, we had a combined $335.5 million of available liquidity under the three facilities described above. We are in the process of evaluating various alternatives and expect to have a new credit facility in place prior to the April 2011 expiration of our current committed lines of credit. Assuming that we are able to secure a new credit facility, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement in the event of a downgrade in our credit ratings or adverse changes in market prices. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below investment grade and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our positions outstanding at September 30, 2010, that we would potentially be required to post additional collateral up to $161 million. The additional collateral amount is higher than the amount disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of September 30, 2010, we had two interest rate swap agreements outstanding with a notional amount totaling $50 million and a mandatory cash settlement date of July 2012. We have not posted any collateral under these interest rate swap agreements.

Our utility held cash deposits from other parties in the amount of $1.2 million at September 30, 2010 and $3.2 million at December 31, 2009. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of collateral.

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

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$25,350	1.1%	$35,189	1.5%
Current portion of nonrecourse long-term debt (1)	12,181	0.5	—	—
Short-term borrowings	75,000	3.2	92,700	4.1
Long-term debt to affiliated trusts	51,547	2.2	51,547	2.3
Nonrecourse long-term debt (1)	49,676	2.1	—	—
Long-term debt	1,039,234	44.0	1,036,149	45.7

Total debt	1,252,988	53.1	1,215,585	53.6
Total Avista Corporation stockholders’ equity	1,106,490	46.9	1,051,287	46.4

Total	$2,359,478	100.0%	$2,266,872	100.0%

(1)	Nonrecourse long-term debt (including current portion) represents the long-term debt of Spokane Energy, which was consolidated effective January 1, 2010. To provide funding to acquire a long-term fixed rate electric capacity contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust in December 1998. The long-term debt has scheduled monthly installments and interest at a fixed rate of 8.45 percent with the final payment due in January 2015. Spokane Energy bears full recourse risk for the debt, which is secured by the electric capacity contract and $1.6 million of funds held in a trust account.

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, working capital, purchased power and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $55.2 million during the first nine months of 2010 primarily due to net income and the issuance of common stock, partially offset by dividends.

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

We have $25.0 million of scheduled long-term debt maturities in the fourth quarter of 2010. We are planning, subject to market conditions, to cause the redemption of $83.7 million of Pollution Control Bonds and the refunding thereof with new bond issues in the fourth quarter of 2010. We are currently the holder of all bonds to be redeemed and refunded and, accordingly, would receive the redemption proceeds.

We expect to issue up to $45 million of common stock in 2010 in order to maintain our capital structure at an appropriate level for our business. We are party to a sales agency agreement under which we sell shares of our common stock from time to time. In the second and third quarters we sold a total of 1,604,110 shares for a total of $33.3 million. As of September 30, 2010, we had 1,483,390 shares available to be issued under this agreement.

We have a committed line of credit in the total amount of $320.0 million with an expiration date of April 2011. Under the credit agreement, we can borrow or request the issuance of letters of credit in any combination up to $320.0 million. As of September 30, 2010, we had $75.0 million in borrowings outstanding under this committed line of credit, a decrease from $87.0 million in borrowings outstanding as of December 31, 2009. As of September 30, 2010, there were $34.5 million in letters of credit outstanding, an increase from $28.4 million as of December 31, 2009. The committed line of credit is secured by $320.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

Additionally, in November 2009, we entered into a new committed line of credit in the total amount of $75.0 million with an expiration date of April 2011. The new committed line of credit replaced a $200.0 million committed line of credit that expired in November 2009. We reduced the facility based on our forecasted liquidity needs. As of

AVISTA CORPORATION

September 30, 2010 and December 31, 2009, we did not have any borrowings outstanding under this committed line of credit. The committed line of credit is secured by $75.0 million of non-transferable First Mortgage Bonds issued to the agent bank. Such First Mortgage Bonds would only become due and payable in the event, and then only to the extent, that we default on obligations under the committed line of credit.

We are in the process of evaluating various alternatives and expect to have a new credit facility in place prior to the April 5, 2011 expiration of our current committed lines of credit.

Our committed line of credit agreements contain customary covenants and default provisions, including a covenant requiring the ratio of “earnings before interest, taxes, depreciation and amortization” to “interest expense” of Avista Utilities for the preceding twelve-month period at the end of any fiscal quarter to be greater than 1.6 to 1. As of September 30, 2010, we were in compliance with this covenant with a ratio of 4.08 to 1. The committed line of credit agreements also have a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 70 percent at any time. As of September 30, 2010, we were in compliance with this covenant with a ratio of 53.1 percent.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. We do not guarantee the indebtedness of any of our subsidiaries. As of September 30, 2010, Avista Corp. and our subsidiaries were in compliance with all of the covenants of our financing agreements.

Avista Utilities Capital Expenditures

We expect utility capital expenditures to be about $210 million for each of 2010, 2011 and 2012. These estimates of capital expenditures are subject to continuing review and adjustment and do not include costs for projects associated with stimulus funding (see discussion below). Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

We applied to the Smart Grid Investment Grant program under the American Recovery and Reinvestment Act (the ARRA) of 2009, proposing a 50 percent cost share for the deployment of smart grid enabling technologies in the Spokane area. In October 2009, we were selected to negotiate a grant under this stimulus program. The grant is for $20 million and our contribution will be $22 million, the majority of which will be spent over a three-year period. We finalized the grant agreement with the Department of Energy in March 2010.

In August 2009, we applied with Battelle Northwest to participate in a Smart Grid Demonstration Project in Pullman, Washington under the ARRA. In November 2009, this project was selected by the Department of Energy for a grant. The funding agreement was finalized in September 2010. The Smart Grid Demonstration Project will partner with other regional utilities and proposes a 50 percent cost share for a group of projects. Our portion of the regional demonstration project is estimated to cost $15 million, the majority of which will be spent over a three-year period.

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

We are continuing our participation in planning activities for the development of a proposed 1,000-3,000 MW transmission project that would extend from British Columbia, Canada to Northern California. The project is being implemented in two sections; one from Canada to northeastern Oregon (the northern section) and then on into California (the southern section). Pacific Gas and Electric is leading the development on the southern section and is working with the Western Area Power Administration, Transmission Agency of Northern California and others. British Columbia Transmission Corporation is leading the development effort on the northern section. The participants have received a Western Electricity Coordinating Council (WECC) Phase I Rating for both sections of the project, and Avista Corp. is working on a WECC Phase II Rating for an interconnection from the project to the Avista Corp. transmission system. We have contributed $0.7 million to the project to date with no additional funding anticipated in 2010.

AVISTA CORPORATION

Advantage IQ Credit Agreement

Advantage IQ has a $15.0 million committed credit agreement with an expiration date of February 2011. Advantage IQ is in the process of evaluating various alternatives and expects to have a new credit facility in place prior to the February 2011 expiration of its current committed credit agreement. Advantage IQ may elect to increase the credit facility to $25.0 million under the same agreement. The credit agreement is secured by substantially all of Advantage IQ’s assets. Advantage IQ did not have any borrowings outstanding under the credit agreement as of September 30, 2010, compared to $5.7 million as of December 31, 2009.

Advantage IQ Redeemable Stock

In 2007, Advantage IQ amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $7.5 million as of September 30, 2010 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Advantage IQ employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $35.6 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Advantage IQ in July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012.

Accounts Receivable Financing Facility

Avista Receivables Corporation (ARC) is our wholly owned, bankruptcy-remote subsidiary formed for the purpose of acquiring or purchasing interests in certain of our accounts receivable, both billed and unbilled. Prior to January 1, 2010, transactions under this facility were accounted for as sales of financial assets. Effective January 1, 2010, ASC 860 was amended and the transactions no longer meet the criteria for sales of financial assets and will be accounted for as secured borrowings on a prospective basis. On March 12, 2010, Avista Corp., ARC and Bank of America, N.A. amended a Receivables Purchase Agreement. The most significant amendments were to extend the termination date from March 12, 2010 to March 11, 2011 and to reduce the amount of the facility to $50.0 million from $85.0 million. We reduced the amount of the facility based on our forecasted liquidity needs. The Receivables Purchase Agreement was originally entered into on May 29, 2002. ARC is obligated to pay fees that approximate the purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. The Receivables Purchase Agreement has financial covenants, which are substantially the same as those of our committed line of credit agreements. As of September 30, 2010, we had the ability to borrow up to $50.0 million of receivables (based on calculations of our eligible accounts receivable) and we have not borrowed any funds under this revolving agreement during 2010.

Pension Plan

As of September 30, 2010, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. Due to market conditions and the decline in the fair value of pension plan assets in 2008, we contributed $48 million to the pension plan in 2009. In 2009, the fair value of pension plan assets increased due to market returns and our contributions, offset by benefit payments. We contributed $21 million to the pension plan for 2010. We expect to contribute $26 million to the pension plan for 2011. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Credit and Nonperformance Risk” and “Note 4 of Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of October 29, 2010:

	Standard & Poor’s		Moody’s	Fitch, Inc.

Avista Corporation
Corporate/Issuer rating	BBB-		Baa3	BBB-
Senior secured debt	BBB+		Baa1	BBB+
Senior unsecured debt	N/A	(1)	Baa3	BBB

Rating outlook	Positive		Positive	Stable

(1)	Standard & Poor’s has not assigned a rating to our senior unsecured debt. We do not have any senior unsecured debt outstanding.

AVISTA CORPORATION

A security rating is not a recommendation to buy, sell or hold securities. Each security rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered in the context of the applicable methodology, independently of all other ratings. The rating agencies provide ratings at the request of Avista Corporation and charge us fees for their services.

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

In September 2010, Avista Corp. paid a quarterly dividend of $0.25 per share on the Company’s common stock.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2009 Form 10-K.

Long-Term Economic and Utility Load Growth

Based on our forecast for electric customer growth to average 0.7 to 1.2 percent and natural gas customer growth to average 1.1 to 2.1 percent within our service area, we anticipate retail electric and natural gas load growth will average between 0.7 and 1.9 percent annually for the four-year period 2011-2014. We anticipate customer and load growth at the lower end of the range in 2011 and an economic recovery and modest recovery-trend growth as the economy strengthens during the four-year period. While the number of electric and natural gas customers are growing, the average annual usage by each residential customer has stabilized. Electric and natural gas sales growth have slowed as retail prices have increased relative to historical prices and Company sponsored conservation programs have intensified. Population increases and business growth in our three-state service territory remains above the national average. Natural gas loads for space heating vary significantly with annual fluctuations in weather within our service territories.

The forward-looking statements set forth above regarding retail load growth are based, in part, upon purchased economic forecasts and publicly available population and demographic studies. The expectations regarding retail load growth are also based upon various assumptions, including:

•	assumptions relating to weather and economic and competitive conditions,

•	internal analysis of company-specific data, such as energy consumption patterns,

•	internal business plans, and

•	an assumption that we will incur no material loss of retail customers due to self-generation or retail wheeling.

Changes in actual experience can vary significantly from our projections.

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

AVISTA CORPORATION

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

National Legislation

In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act of 2009 (H.R. 2454), which includes a mandatory cap-and-trade program for reducing greenhouse gas emissions, a national renewable electricity standard and a number of other energy-related provisions. The cap-and-trade program would begin for electric generators in 2012 and for natural gas local distribution companies in 2016. H.R. 2454 would require that greenhouse gas emissions be reduced by 3 percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, 42 percent below 2005 levels by 2030 and 83 percent below 2005 levels by 2050. Starting in 2012, covered entities such as fossil fuel-fired power plants would be required to submit allowances to the EPA equal to their greenhouse gas emissions. Climate change legislation is pending in the U.S. Senate with various proposals under consideration; however, recent actions in the U.S. Senate and the predicted outcome of the pending mid-term elections strongly indicates that climate change legislation may be essentially sidelined until 2013 or later.

AVISTA CORPORATION

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

Washington and Oregon apply a greenhouse gas emissions performance standard to electric generation facilities used to serve loads in their jurisdiction. The emissions performance standard prevents utilities from constructing or purchasing generation facilities, or entering into long-term contracts (five years or more) to purchase energy produced by plants that have emission levels higher than 1,100 pounds of greenhouse gases per MWh until 2012, at which time it will be reviewed and may be lowered by administrative rule to reflect the emissions profile of the latest commercially available combined-cycle combustion turbine.

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

AVISTA CORPORATION

Electric Integrated Resource Plan

Our most recent Electric Integrated Resource Plan (IRP), which we filed with the WUTC and the IPUC in the third quarter 2009, includes the acquisition of additional renewable resources such that, if the Preferred Resources Strategy is implemented, we would be compliant with the requirements of I-937 by the various milestone dates. Highlights of the IRP include:

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

After a detailed analysis, we decided to postpone additional renewable resource acquisitions, including the potential construction of a wind generation project until the 2014-2015 timeframe. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified hydroelectric upgrades and the purchase of a small amount of renewable energy credits from 2012 through 2015. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes or if a federal renewable energy standard were passed.

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

Chicago Climate Exchange

In October 2007, we became a member of the Chicago Climate Exchange (CCX), North America’s only voluntary, verifiable and legally binding emissions reduction and trading marketplace for all six greenhouse gases. Members agree to reduce their greenhouse gas emissions by 6 percent from an established baseline by 2010. The CCX allows participants who exceed their reduction targets to bank or sell the excess CCX Carbon Financial Instruments. We liquidated our 2007 surplus credits in June and July 2009. The audit establishing our 2008 baseline emissions was completed and we received 1,519 of 2008 vintage CCX Carbon Financial Instruments in September 2009. The 2009 emissions audit data was submitted in the second quarter of 2010 and we received 1,623 of 2009 vintage CCX Carbon Financial Instruments in October 2010. In October 2010, the CCX announced that they will not be offering a Phase 3 program. As such, our participation in the CCX will cease after 2010.

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

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding greenhouse gas emissions from motor vehicles under section 202(a) of the Clean Air Act. The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases—carbon dioxide, methane, nitrous

AVISTA CORPORATION

oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - in the atmosphere threaten the public health and welfare of current and future generations. The EPA also found that the combined emissions of these well-mixed greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the greenhouse gas pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Safety Administration announced a joint final rule establishing greenhouse gas emission standards for mobile sources. The greenhouse gas emission standards for mobile sources will take effect on January 2, 2011. The EPA has concluded that the Clean Air Act requires the agency to regulate greenhouse gas emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet greenhouse gas emission limits. The EPA’s final decision has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In September 2009, the EPA proposed a rule that would establish an applicability threshold for regulating greenhouse gases from stationary sources through the preconstruction and operating permit programs.

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

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of September 30, 2010, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

Other

For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”

AVISTA CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our qualitative general market risk disclosures have not materially changed during the nine months ended September 30, 2010. Please refer to the 2009 Form 10-K.

We engage in wholesale sales and purchases of energy commodities and, accordingly, are subject to commodity price risk, credit risk and other risks associated with these activities.

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the nine months ended September 30, 2010. Please refer to the 2009 Form 10-K.

The following table presents energy commodity derivative fair values presented as a net asset or (liability) as of September 30, 2010 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2010	$(4,903)	$(2,996)	$(20,826)	$1,552	$7,137	$350	$(880)	$(1,548)
2011	(4,258)	(8,425)	(42,039)	(1,048)	365	1,874	688	2,809
2012	(810)	(6,383)	(12,851)	(1,808)	(27)	235	(2,331)	790
2013	589	—	(4,479)	(814)	(27)	—	(1,897)	—
2014	595	—	(375)	(340)	(58)	—	(1,828)	—
Thereafter	4,595	—	—	—	(1,156)	—	—	—

Credit Risk

Our credit risk has not materially changed during the nine months ended September 30, 2010. Please refer to the 2009 Form 10-K.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the nine months ended September 30, 2010. Please refer to the 2009 Form 10-K. In the second quarter of 2010, we entered into two interest rate swap agreements with a total notional amount of $50.0 million and a mandatory cash settlement date of July 2012.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of September 30, 2010, we had a long-term derivative liability and an offsetting regulatory asset of $3.7 million on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the nine months ended September 30, 2010. Please refer to the 2009 Form 10-K. As of September 30, 2010, we had a current derivative asset for foreign currency hedges of less than $0.1 million included in other current assets on the Condensed Consolidated Balance Sheet. As of September 30, 2010, we had entered into 34 Canadian currency forward contracts with a notional amount of $15.2 million ($15.7 million Canadian).

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

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be

AVISTA CORPORATION

disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges*
15	Letter Re: Unaudited Interim Financial Information*
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**
101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**
*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: October 29, 2010	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)