Form 10-Q
period 2011-03-31
AVISTA CORP
filed 2011-05-06
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 57,629,393 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•

the potential effects of legislation or administrative rulemaking, including the possible adoption of national or state laws requiring our resources to meet certain standards and placing restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

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

•

the potential for terrorist attacks, cyber security attacks or other malicious acts, that cause damage to our utility assets, as well as the national economy in general; including the impact of acts of terrorism, cyber security attacks or vandalism that damage or disrupt information technology systems;

•	delays or changes in construction costs, and/or our ability to obtain required permits and materials for present or prospective facilities;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory or the loss of significant customers;

•	the loss of key suppliers for materials or services;

•	default or nonperformance on the part of any parties from which we purchase and/or sell capacity or energy;

•	deterioration in the creditworthiness of our customers and counterparties;

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2011	2010
Operating Revenues:
Utility revenues	$437,697	$423,581
Other non-utility revenues	38,889	32,834

Total operating revenues	476,586	456,415

Operating Expenses:
Utility operating expenses:
Resource costs	248,121	259,567
Other operating expenses	59,682	55,749
Depreciation and amortization	25,852	24,330
Taxes other than income taxes	24,993	21,171
Non-utility operating expenses:
Other operating expenses	31,246	25,958
Depreciation and amortization	1,867	1,816

Total operating expenses	391,761	388,591

Income from operations	84,825	67,824
Interest expense	(18,440)	(19,115)
Interest expense to affiliated trusts	(151)	(146)
Capitalized interest	438	320
Other expense-net	(632)	(1,699)

Income before income taxes	66,040	47,184
Income tax expense	23,637	17,867

Net income	42,403	29,317
Less: Net income attributable to noncontrolling interests	(485)	(507)

Net income attributable to Avista Corporation	$41,918	$28,810

Weighted-average common shares outstanding (thousands), basic	57,342	54,869
Weighted-average common shares outstanding (thousands), diluted	57,414	55,115
Earnings per common share attributable to Avista Corporation:
Basic	$0.73	$0.53

Diluted	$0.73	$0.52

Dividends paid per common share	$0.275	$0.25

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2011	2010
Net income	$42,403	$29,317

Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $(106) and $19, respectively	(196)	36

Total other comprehensive income (loss)	(196)	36

Comprehensive income	42,207	29,353
Comprehensive income attributable to noncontrolling interests	(485)	(507)

Comprehensive income attributable to Avista Corporation	$41,722	$28,846

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Current Assets:
Cash and cash equivalents	$61,837	$69,413
Accounts and notes receivable-less allowances of $44,165 and $44,883	218,436	230,229
Utility energy commodity derivative assets	3,176	2,592
Regulatory asset for utility derivatives	33,966	48,891
Funds held for customers	52,908	100,543
Materials and supplies, fuel stock and natural gas stored	38,397	48,530
Deferred income taxes	26,298	28,822
Income taxes receivable	384	19,069
Other current assets	29,757	31,476

Total current assets	465,159	579,565

Net Utility Property:
Utility plant in service	3,725,511	3,713,885
Construction work in progress	66,593	62,051

Total	3,792,104	3,775,936
Less: Accumulated depreciation and amortization	1,060,961	1,061,699

Total net utility property	2,731,143	2,714,237

Other Non-current Assets:
Investment in exchange power-net	20,621	21,233
Investment in affiliated trusts	11,547	11,547
Goodwill	25,965	25,935
Long-term energy contract receivable of Spokane Energy	69,835	62,525
Other property and investments-net	75,652	74,553

Total other non-current assets	203,620	195,793

Deferred Charges:
Regulatory assets for deferred income tax	88,667	90,025
Regulatory assets for pensions and other postretirement benefits	176,382	178,985
Other regulatory assets	107,107	112,830
Non-current utility energy commodity derivative assets	17,789	15,261
Non-current regulatory asset for utility derivatives	2,079	15,724
Power deferrals	10,283	18,305
Other deferred charges	21,556	19,370

Total deferred charges	423,863	450,500

Total assets	$3,823,785	$3,940,095

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2011	2010
Liabilities and Equity:
Current Liabilities:
Accounts payable	$150,648	$171,707
Customer fund obligations	52,908	100,543
Current portion of long-term debt	360	358
Current portion of nonrecourse long-term debt of Spokane Energy	12,754	12,463
Short-term borrowings	65,000	110,000
Utility energy commodity derivative liabilities	37,142	51,483
Natural gas deferrals	15,466	22,074
Other current liabilities	119,837	110,547

Total current liabilities	454,115	579,175

Long-term debt	1,101,814	1,101,499
Nonrecourse long-term debt of Spokane Energy	43,164	46,471
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	224,403	223,131
Pensions and other postretirement benefits	157,698	161,189
Deferred income taxes	492,295	495,474
Other non-current liabilities and deferred credits	96,125	109,703

Total liabilities	2,621,161	2,768,189

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Redeemable Noncontrolling Interests	42,817	46,722

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 57,622,218 and 57,119,723 shares outstanding	833,617	827,592
Accumulated other comprehensive loss	(4,522)	(4,326)
Retained earnings	331,284	302,518

Total Avista Corporation stockholders’ equity	1,160,379	1,125,784
Noncontrolling Interests	(572)	(600)

Total equity	1,159,807	1,125,184

Total liabilities and equity	$3,823,785	$3,940,095

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2011	2010
Operating Activities:
Net income.	$42,403	$29,317
Non-cash items included in net income:
Depreciation and amortization	27,719	26,146
Provision for deferred income taxes	966	4,155
Power and natural gas cost amortizations (deferrals), net	3,950	(6,342)
Amortization of debt expense and premium	1,236	1,051
Equity-related AFUDC	(842)	(410)
Other	12,650	12,573
Contributions to defined benefit pension plan	(8,500)	(7,000)
Changes in working capital components:
Accounts and notes receivable	12,505	10,344
Materials and supplies, fuel stock and natural gas stored	10,222	5,602
Other current assets	10,509	12,599
Accounts payable	(16,674)	(9,174)
Other current liabilities	7,118	2,193

Net cash provided by operating activities	103,262	81,054

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(49,654)	(42,552)
Other capital expenditures	(474)	(465)
Federal grant payments received	4,353	—
Cash paid by subsidiary for acquisition, net of cash received	(199)	—
Decrease (increase) in funds held for customers	47,635	(2,584)
Other	(1,502)	(1,733)

Net cash provided by (used in) investing activities	159	(47,334)

Financing Activities:
Net decrease in short-term borrowings	(45,000)	(17,000)
Borrowings from Advantage IQ line of credit	—	1,000
Repayment of borrowings from Advantage IQ line of credit	—	(1,400)
Redemption and maturity of long-term debt	(95)	(59)
Maturity of nonrecourse long-term debt of Spokane Energy	(3,016)	(2,752)
Long-term debt and short-term borrowing issuance costs	(2,303)	(33)
Issuance of common stock	8,458	374
Cash dividends paid	(15,780)	(13,753)
Purchase of subsidiary noncontrolling interest	(5,639)	—
Increase (decrease) in customer fund obligations	(47,635)	2,584
Other	13	(113)

Net cash used in financing activities	(110,997)	(31,152)

Net increase (decrease) in cash and cash equivalents	(7,576)	2,568
Cash and cash equivalents at beginning of period	69,413	37,035

Cash and cash equivalents at end of period	$61,837	$39,603

Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$6,433	$8,075
Income taxes	2,200	(136)
Non-cash financing and investing activities:
Accounts payable for capital expenditures	3,963	3,481
Utility property acquired under capital leases	—	5,300
Redeemable noncontrolling interests	(2,429)	4,579

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2011	2010
Common Stock, Shares:
Shares outstanding at beginning of period	57,119,723	54,836,781
Issuance of common stock	502,495	57,559

Shares outstanding at end of period	57,622,218	54,894,340

Common Stock, Amount:
Balance at beginning of period	$827,592	$778,647
Equity compensation expense	889	729
Issuance of common stock, net of issuance costs	8,458	375
Equity transactions of consolidated subsidiaries	(3,322)	77

Balance at end of period	$833,617	$779,828

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	$(4,326)	$(2,350)
Other comprehensive income (loss)	(196)	36

Balance at end of period	$(4,522)	$(2,314)

Retained Earnings:
Balance at beginning of period	$302,518	$274,990
Net income attributable to Avista Corporation	41,918	28,810
Cash dividends paid (common stock)	(15,780)	(13,753)
Valuation adjustments and other noncontrolling interests activity	2,628	(4,109)

Balance at end of period	$331,284	$285,938

Total Avista Corporation stockholders’ equity	$1,160,379	$1,063,452

Noncontrolling Interests:
Balance at beginning of period	$(600)	$(673)
Net income (loss) attributable to noncontrolling interests	33	(3)
Other	(5)	6

Balance at end of period	$(572)	$(670)

Total equity	$1,159,807	$1,062,782

Redeemable Noncontrolling Interests:
Balance at beginning of period	$46,722	$34,833
Net income attributable to noncontrolling interests	452	510
Purchase of subsidiary noncontrolling interests	(5,639)	—
Valuation adjustments and other noncontrolling interests activity	1,282	4,606

Balance at end of period	$42,817	$39,949

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2011 and 2010 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2010 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC. Avista Capital’s subsidiaries include Advantage IQ, Inc. (Advantage IQ), a 79 percent owned subsidiary as of March 31, 2011. Advantage IQ is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled the following amounts for the three months ended March 31 (dollars in thousands):

	2011	2010
Utility taxes	$18,123	$16,021

Other Expense - Net

Other expense - net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2011	2010
Interest income	$289	$298
Interest on regulatory deferrals	45	71
Equity-related AFUDC	842	410
Net gain (loss) on investments	103	(633)
Other expense	(1,911)	(1,967)
Other income	—	122

Total	$(632)	$(1,699)

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

			Accumulated
	Advantage		Impairment
	IQ	Other	Losses	Total
Balance as of the December 31, 2010	$20,689	$12,979	$(7,733)	$25,935
Adjustments	30	—	—	30

Balance as of the March 31, 2011	$20,719	$12,979	$(7,733)	$25,965

Accumulated impairment losses are attributable to the other businesses.

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network in 2008 (estimated amortization period of 12 years), Ecos in 2009 (estimated amortization period of 3 years) and The Loyalton Group in 2010 (estimated amortization period of 6 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other property and investments - net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was as follows for the three months ended March 31 (dollars in thousands):

	2011	2010
Other intangible amortization	$900	$941

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2011	2012	2013	2014	2015
Estimated amortization expense	$3,421	$4,099	$3,384	$2,727	$1,696

The gross carrying amount and accumulated amortization of Other Intangibles as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Client relationships	$11,459	$11,459
Software development costs	19,598	19,139
Other	1,450	1,450

Total other intangibles	32,507	32,048

Client relationships accumulated amortization	(2,517)	(2,156)
Software development costs accumulated amortization	(9,487)	(8,985)
Other accumulated amortization	(832)	(806)

Total accumulated amortization	(12,836)	(11,947)

Total other intangibles - net	$19,671	$20,101

Regulatory Deferred Charges and Credits

The Company prepares its condensed consolidated financial statements in accordance with regulatory accounting practices because:

•	rates for regulated services are established by or subject to approval by independent third-party regulators,

•	the regulated rates are designed to recover the cost of providing the regulated services, and

•	in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates can be charged to and collected from customers at levels that will recover costs.

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

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU amends guidance related to the disclosures of fair value measurements. In particular, it amends Accounting Standards Codification (ASC) 820-10 to clarify existing disclosures and provides for further disaggregation within classes of assets and liabilities, and further disclosure about inputs and valuation techniques. It also requires disclosure of significant transfers between Level 1 and Level 2 within the fair value hierarchy and separate disclosure of purchases, sales, issuances and settlements in the reconciliation of Level 3 activity (this is required beginning in 2011). See Note 9 for the Company’s fair value disclosures.

NOTE 3. VARIABLE INTEREST ENTITIES

The Company has a power purchase agreement (PPA) for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026. Beginning in July 2007 through the end of 2009, the majority of the rights and obligations under the PPA were conveyed to Shell Energy in connection with the sale of the majority of Avista Energy’s contracts and ongoing operations to Shell Energy. These rights and obligations were conveyed to Avista Corp. (Avista Utilities) beginning in January 2010. Effective December 1, 2010, the rights and obligations under the PPA were assigned to Avista Corp.

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $357 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

The implementation of amendments to ASC 810 resulted in the Company including Spokane Energy, LLC (Spokane Energy) in its consolidated financial statements effective January 1, 2010. Spokane Energy is a special purpose limited liability company and all of its membership capital is owned by Avista Corp. Spokane Energy was formed in December 1998 to assume ownership of a fixed rate electric capacity contract between Avista Corp. and Portland General Electric Company.

Spokane Energy borrowed $145.0 million from a funding trust and paid $143.4 million to Avista Corp. to acquire its rights under the contract. The loan, which matures in January 2015, is structured so that Spokane Energy is the sole obligor. Avista Corp. has no obligation or liability related to this loan.

The cost of acquiring the energy contract is being amortized and matched with sales revenue over the life of the contract using the effective interest method. Avista Corp. acts as the servicer under the contract and performs scheduling, billing and collection functions.

Pursuant to orders from the Washington Utilities and Transportation Commission (WUTC) and the Idaho Public Utilities Commission (IPUC), Avista Corp. fully amortized the $143.4 million received by the end of 2002.

AVISTA CORPORATION

Prior to 2010, Avista Corp. did not consolidate Spokane Energy because Spokane Energy met the definition of a qualified special purpose entity (QSPE). As the amendments to ASC 810 and 860 eliminated the concept of a QSPE, Avista Corp. evaluated Spokane Energy for consolidation as a variable interest entity and determined that it was required to consolidate the entity. This determination was based primarily on Avista Corp. controlling the activities of Spokane Energy, owning all of the member capital of Spokane Energy, and receiving the majority of the residual benefits upon liquidation of the entity.

NOTE 4. REDEEMABLE NONCONTROLLING INTERESTS AND ADVANTAGE IQ ACQUISITIONS

Advantage IQ’s acquisition of Cadence Network effective July 2, 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. Additionally, certain minority shareholders and option holders of Advantage IQ have the right to put their shares back to Advantage IQ at their discretion during an annual put window. The following details redeemable noncontrolling interests as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Previous owners of Cadence Network	$33,567	$38,098
Stock options and other outstanding redeemable stock	9,250	8,624

Total redeemable noncontrolling interests	$42,817	$46,722

In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million.

On December 31, 2010, Advantage IQ acquired substantially all of the assets and liabilities of The Loyalton Group (Loyalton), a Minneapolis-based energy management firm providing energy procurement and price risk management solutions. The acquisition of Loyalton was funded primarily through available cash at Advantage IQ.

The acquired assets and liabilities assumed of Loyalton were preliminarily recorded at their respective estimated fair values as of the date of acquisition. Final accounting is pending the completion of further review of the fair values of the relevant assets and liabilities identified as of the acquisition date. The results of operations of Loyalton are included in the condensed consolidated financial statements beginning January 1, 2011. Pro forma disclosures reflecting the effects of the acquisition of Loyalton are not presented, as the acquisition is not material to Avista Corp.’s condensed consolidated financial condition or results of operations.

In January 2011, Advantage IQ acquired substantially all of the assets and liabilities of Building Knowledge Networks (BKN), a Seattle-based real-time building energy management services provider. The acquisition of BKN was funded through available cash at Advantage IQ. Pro forma disclosures reflecting the effects of the acquisition of BKN are not presented, as the acquisition is not material to Avista Corp.’s condensed consolidated financial condition or results of operations.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Energy Commodity Derivatives

Avista Utilities is exposed to market risks relating to changes in electricity and natural gas commodity prices and certain other fuel prices. Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Market risk may also be influenced by market participants’ nonperformance of their contractual obligations and commitments, which affects the supply of, or demand for, the commodity. Avista Utilities utilizes derivative instruments, such as forwards, futures, swaps and options in order to manage the various risks relating to these commodity price exposures. The Company has an energy resources risk policy and control procedures to manage these risks. The Company’s Risk Management Committee establishes the Company’s energy resources risk policy and monitors compliance. The Risk Management Committee is comprised of certain Company officers and other members of management. The Audit Committee of the Company’s Board of Directors periodically reviews and discusses risk assessment and risk management policies, including the Company’s material financial and accounting risk exposures and the steps management has undertaken to control them.

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

As part of its resource procurement and management operations in the natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas supply locations to Avista Utilities’ distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a significant portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets. Natural gas resource optimization activities include:

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of March 31, 2011 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
Year	MWH	MWH	mmBTUs	mmBTUs	MWH	MWH	mmBTUs	mmBTUs
2011	860	792	31,968	61,343	407	68	13,641	63,858
2012	788	1,215	12,963	41,427	286	194	1,528	41,972
2013	398	1,082	6,190	37,873	254	614	1,533	31,947
2014	366	—	2,483	1,655	286	—	1,050	—
2015	379	—	675	450	286	—	—	—
Thereafter	1,315	—	—	—	1,017	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Number of contracts	42	29
Notional amount (in United States dollars)	$20,487	$10,916
Notional amount (in Canadian dollars)	20,021	10,989
Derivative in other current assets	72	116

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

The following table summarizes the interest rate swaps that the Company has entered into as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Number of	Mandatory Cash
Entered	Notional	Contracts	Settlement Date
May/June 2010	$50,000	2	July 2012

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

AVISTA CORPORATION

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2011 (in thousands):

		Fair Value
				Net Asset
Derivative	Balance Sheet Location	Asset	Liability	(Liability)
Foreign currency contracts	Other current assets	$72	$—	$72
Interest rate contracts	Other property and investments -net	362	—	362
Commodity contracts	Current utility energy commodity derivative assets	10,550	(7,374)	3,176
Commodity contracts	Non-current utility energy commodity derivative assets	26,680	(8,891)	17,789
Commodity contracts	Current utility energy commodity derivative liabilities	4,775	(41,917)	(37,142)
Commodity contracts	Other non-current liabilities and deferred credits	9,296	(29,164)	(19,868)

Total derivative instruments recorded on the balance sheet		$51,735	$(87,346)	$(35,611)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2010 (in thousands):

		Fair Value
				Net Asset
Derivative	Balance Sheet Location	Asset	Liability	(Liability)
Foreign currency contracts	Other current assets	$116	$—	$116
Interest rate contracts	Other property and investments -net	127	—	127
Interest rate contracts	Other non-current liabilities and deferred credits	—	(53)	(53)
Commodity contracts	Current utility energy commodity derivative assets	6,293	(3,701)	2,592
Commodity contracts	Non-current utility energy commodity derivative assets	21,249	(5,988)	15,261
Commodity contracts	Current utility energy commodity derivative liabilities	5,934	(57,417)	(51,483)
Commodity contracts	Other non-current liabilities and deferred credits	1,386	(32,371)	(30,985)

Total derivative instruments recorded on the balance sheet		$35,105	$(99,530)	$(64,425)

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

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2011 was $62.6 million. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, the Company would be required to post $33.3 million of collateral to its counterparties.

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

Cash deposits from counterparties totaled $1.2 million as of March 31, 2011 and December 31, 2010. These funds were held by Avista Utilities to mitigate the potential impact of counterparty default risk. These amounts are subject to return if conditions warrant because of continuing portfolio value fluctuations with those parties or substitution of non-cash collateral.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $21 million in cash to the pension plan in 2010. The Company expects to contribute $26 million in cash to the pension plan in 2011 ($8.5 million was contributed in the first quarter).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

			Other Post-
	Pension Benefits		retirement Benefits
	2011	2010	2011	2010
Service cost	$2,942	$2,878	$227	$202
Interest cost	6,109	5,823	919	619
Expected return on plan assets	(5,591)	(5,347)	(443)	(341)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	119	163	(37)	(37)
Net loss recognition	2,105	1,791	435	338

Net periodic benefit cost	$5,684	$5,308	$1,227	$907

NOTE 7. SHORT-TERM BORROWINGS

In February 2011, Avista Corp. entered into a new committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2015 that replaced its $320.0 million and $75.0 million committed lines of credit.

The committed line of credit is secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2011, the Company was in compliance with this covenant.

Balances outstanding under the Company’s revolving committed lines of credit were as follows as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Balance outstanding at end of period	$65,000	$110,000
Letters of credit outstanding at end of period	$22,123	$27,126

Advantage IQ

In April 2011, Advantage IQ entered into a new $40.0 million three-year committed line of credit agreement with a financial institution that replaced its $15.0 million committed credit agreement that had an expiration date of May 2011. The credit agreement is secured by substantially all of Advantage IQ’s assets. There were no borrowings outstanding under Advantage IQ’s previous credit agreement as of March 31, 2011 and December 31, 2010.

AVISTA CORPORATION

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Maturity		Interest	March 31,	December 31,
Year	Description	Rate	2011	2010
2012	Secured Medium-Term Notes	7.37%	$7,000	$7,000
2013	First Mortgage Bonds	1.68%	50,000	50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000

	Total secured long-term debt		1,178,700	1,178,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Capital leases and other long-term debt		5,555	5,500
	Settled interest rate swaps		(731)	(951)
	Unamortized debt discount		(1,750)	(1,792)

	Total		1,185,874	1,185,557
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(360)	(358)

	Total long-term debt		$1,101,814	$1,101,499

(1)	In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds will be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.
(2)	In December 2010, $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, (Avista Corporation Colstrip Project) due 2034, which had been held by Avista Corp. since 2009, were refunded by a new bond issue (Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, the bonds will be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Long-term debt	$1,099,100	$1,151,438	$1,099,100	$1,139,765
Nonrecourse long-term debt	55,918	62,218	58,934	64,795
Long-term debt to affiliated trusts	51,547	43,866	51,547	37,114

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

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 at fair value on a recurring basis (dollars in thousands):

				Counterparty
	Level 1	Level 2	Level 3	Netting (1)	Total
March 31, 2011
Assets:
Energy commodity derivatives	$—	$31,292	$20,009	$(30,336)	$20,965
Interest rate swaps	—	362	—	—	362
Foreign currency derivatives	—	72	—	—	72
Funds held for customers (2)	52,908	—	—	—	52,908
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (3)	1,885	—	—	—	1,885
Equity securities (3)	6,896	—	—	—	6,896

Total	$63,289	$31,726	$20,009	$(30,336)	$84,688

Liabilities:
Energy commodity derivatives	$—	$81,666	$5,680	$(30,336)	$57,010

December 31, 2010
Assets:
Energy commodity derivatives	$—	$15,124	$19,739	$(17,010)	$17,853
Interest rate swaps	—	127	—	—	127
Foreign currency derivatives	—	116	—	—	116
Funds held for customers (2)	100,543	—	—	—	100,543
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (3)	1,854	—	—	—	1,854
Equity securities (3)	6,211	—	—	—	6,211

Total	$110,208	$15,367	$19,739	$(17,010)	$128,304

Liabilities:
Energy commodity derivatives	$—	$93,198	$6,280	$(17,010)	$82,468
Interest rate swaps	—	53	—	—	53

Total	$—	$93,251	$6,280	$(17,010)	$82,521

(1)	The Company is permitted to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists.
(2)	Represents amounts held in money market funds.
(3)	These assets are trading securities.

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $1.2 million as of March 31, 2011 and December 31, 2010.

The following table presents activity for energy commodity derivative assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Assets		Liabilities
	2011	2010	2011	2010
Balance as of January 1	$19,739	$57,276	$(6,280)	$(7,806)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	270	(24,192)	(356)	2,910
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(2,296)	956	—
Transfers to other categories	—	—	—	—

Ending balance as of March 31	$20,009	$30,788	$(5,680)	$(4,896)

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases.

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three months ended March 31 (in thousands, except per share amounts):

	2011	2010
Numerator:
Net income attributable to Avista Corporation	$41,918	$28,810
Subsidiary earnings adjustment for dilutive securities	(74)	(35)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$41,844	$28,775

Denominator:
Weighted-average number of common shares outstanding-basic	57,342	54,869
Effect of dilutive securities:
Performance and restricted stock awards	12	162
Stock options	60	84

Weighted-average number of common shares outstanding-diluted	57,414	55,115

Potential shares excluded in calculation	—	207
Earnings per common share attributable to Avista Corporation:
Basic	$0.73	$0.53

Diluted	$0.73	$0.52

Certain stock options were excluded from the calculation because they were antidilutive as the exercise price of the stock options was higher than the average market price of Avista Corp. common stock during the respective period.

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

AVISTA CORPORATION

Federal Energy Regulatory Commission Inquiry

In April 2004, the Federal Energy Regulatory Commission (FERC) approved the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff which stated that there was: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy during 2000 and 2001; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) no finding that Avista Utilities or Avista Energy withheld relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001 (Trading Investigation). The Attorney General of the State of California (California AG), the California Electricity Oversight Board, and the City of Tacoma, Washington challenged the FERC’s decisions approving the Agreement in Resolution, which are now pending before the United States Court of Appeals for the Ninth Circuit (Ninth Circuit).

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

Based on the FERC’s order approving the Agreement in Resolution in the Trading Investigation and order denying rehearing requests, the Company does not expect that this proceeding will have any material adverse effect on its financial condition, results of operations or cash flows. Furthermore, based on information currently known to the Company regarding the Bidding Investigation and the fact that the FERC Staff did not find any evidence of manipulative behavior, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order. That filing was accepted in orders issued by the FERC in January 2006 and November 2006. In June 2009, the FERC reversed, in part, its previous decision and ordered a compliance filing requiring an adjustment to the return on investment component of Avista Energy’s cost filing. That compliance filing was made in July 2009. Responding to arguments made by the California AG, the CPUC, PG&E and SCE in March 2010, Avista Energy corrected a technical error in its compliance filing in April 2010. That correction increased its cost filing claim. In March 2011, the FERC rejected any return on equity in Avista Energy’s compliance filing, directing Avista Energy to submit its cost filing to the CalISO, removing the return on equity component. Avista Energy complied in April 2011, and the California AG, the CPUC, PG&E and SCE filed for rehearing of the FERC’s order in April 2011.

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

In July 2010, the CalISO filed its 45th status report on the California recalculation process confirming that the calculations related to fuel cost allowance offsets and emission offsets are complete, and identifying several open issues related to the refund rerun calculations that need to be resolved by the FERC. The CalISO states that it will need to revise certain calculations related to cost-recovery offsets and interest calculations. In addition, the CalISO stated that it is in the process of making adjustments to the CalISO data to remove refunds associated with sales made by non-jurisdictional entities. The CalISO also says that it will need to work with parties to the various global settlements to make appropriate adjustments to the CalISO’s data in order to properly reflect those adjustments. In a March 2010 filing, the CalISO stated that it does not intend to make any compliance filing until, inter alia, the FERC resolves issues related to the Ninth Circuit’s remand regarding possible remedies for alleged tariff violations pursuant to Federal Power Act (FPA) section 309, prior to the Refund Period (discussed below).

AVISTA CORPORATION

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. As of March 31, 2011, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

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

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In August 2007, the Ninth Circuit found that the FERC, in denying the request for refunds, had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC’s findings must be reevaluated in light of the evidence. In addition, the Ninth Circuit concluded that the FERC abused its discretion in denying potential relief for transactions involving energy that was purchased by the California Department of Water Resources (CERS) in the Pacific Northwest and ultimately consumed in California. The Ninth Circuit expressly declined to direct the FERC to grant refunds. The Ninth Circuit denied petitions for rehearing by various parties, and remanded the case to the FERC in April 2009.

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

AVISTA CORPORATION

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets will be allowed to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In particular, the parties were directed to address whether the seller at any point reached a 20 percent generation market share threshold, and if the seller did reach a 20 percent market share, whether other factors were present to indicate that the seller did not have the ability to exercise market power. The California AG, CPUC, PG&E, and SCE filed their testimony in July 2009. Avista Utilities and Avista Energy’s answering testimony was filed in September 2009. On the same day, the FERC staff filed its answering testimony taking the position that, using the test the FERC directed to be applied in this proceeding, neither Avista Utilities nor Avista Energy had market power for the period in question. Cross answering testimony and rebuttal testimony were filed in November 2009. In January 2010, Avista Utilities and Avista Energy filed a motion for summary disposition, as did other parties to the proceeding. In March 2010, the Presiding Administrative Law Judge (ALJ) granted the motions for summary disposition and found that a hearing was “unnecessary” because the California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” In May 2011, the FERC affirmed “in all respects” the ALJ’s decision.

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

Colstrip Generating Project Complaint

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. Under the settlement, Avista Corp.’s portion of payment (which was accrued in the second quarter of 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows. The plaintiffs have contested the existence of any settlement, and filed a response to the motion, with the matter to be decided by the court. Although the final resolution of this complaint remains uncertain, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

AVISTA CORPORATION

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS), which is expected to be finalized in the second quarter of 2011. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. The Company has accrued its share of the RI/FS ($0.5 million) for this matter.

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

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, the DOE filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company’s level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company has until May 27, 2012 to develop mitigation strategies to address the low levels of dissolved oxygen. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully identified or approved by the DOE. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA’s approval of the TMDL. The Company, the City of Coeur d’Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal. The EPA, the City of Post Falls and the Hayden Area Regional Sewer Board are currently in settlement negotiations in an attempt to resolve the appeal. On April 8, 2011, the District Court granted the EPA a new deadline of June 10, 2011 to file its response to the plaintiffs. The other parties are assessing possible solutions to the Idaho dischargers’ concerns, as well as those subsequently voiced by Inland Empire Paper Company.

The IPUC and the WUTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to implementing the license for the Spokane River Project.

AVISTA CORPORATION

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho Department of Environmental Quality (Idaho DEQ) and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the opening and modification of possibly two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of different options to abate TDG over the next several years. In March 2010, the FERC approved the GSCP addendum of preliminary design for alternative abatement measures. In April 2011, the Company completed preliminary feasibility assessments for several alternative abatement measures, the results of which will be reviewed in May 2011 to determine which alternatives will be considered for continued development. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

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

Injury from Overhead Electric Line (Munderloh v. Avista)

On March 4, 2010, the plaintiff and his wife filed a complaint against Avista Corp. in Spokane County Superior Court. Plaintiffs allege that while the plaintiff was employed by a third party as a laborer at their construction site, he came into contact with Avista Corp.’s electric line, was injured and suffered economic and non-economic damages. Plaintiffs further allege that Avista Corp. was at fault for failing to relocate the overhead electric line which it controlled and operated adjacent to the construction site. In addition to economic and non-economic damages, plaintiffs also seek damages for loss of consortium, attorney’s fees and costs, prejudgment interest and punitive damages. Trial has been scheduled to begin in September 2011. The plaintiffs have not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

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

NOTE 12. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis used by the Company’s management to analyze performance and determine the allocation of resources. Avista Utilities’ business is managed based on the total regulated utility operation. Advantage IQ is a provider of energy efficiency and cost management programs and services for multi-site customers throughout North America. The Other category, which is not a reportable segment, includes sheet metal fabrication, venture fund investments and real estate investments, Spokane Energy, as well as certain other operations of Avista Capital. The following table presents information for each of the Company’s business segments (dollars in thousands):

				Total
	Avista	Advantage		Non-	Intersegment
	Utilities	IQ	Other	Utility	Eliminations (1)	Total
For the three months ended March 31, 2011:
Operating revenues	$438,147	$29,158	$9,731	$38,889	$(450)	$476,586
Resource costs	248,121	—	—	—	—	248,121
Other operating expenses	59,682	24,008	7,688	31,696	(450)	90,928
Depreciation and amortization	25,852	1,664	203	1,867	—	27,719
Income from operations	79,499	3,486	1,840	5,326	—	84,825
Interest expense (2)	17,356	11	1,597	1,608	(373)	18,591
Income taxes	22,255	1,254	128	1,382	—	23,637
Net income attributable to Avista Corporation	40,117	1,707	94	1,801	—	41,918
Capital expenditures	49,654	315	159	474	—	50,128
For the three months ended March 31, 2010:
Operating revenues	$424,031	$23,942	$15,074	$39,016	$(6,632)	$456,415
Resource costs	259,567	—	—	—	—	259,567
Other operating expenses	55,749	19,257	13,333	32,590	(6,632)	81,707
Depreciation and amortization	24,330	1,524	292	1,816	—	26,146
Income from operations	63,214	3,161	1,449	4,610	—	67,824
Interest expense (2)	17,828	27	1,466	1,493	(60)	19,261
Income taxes	16,960	1,144	(237)	907	—	17,867
Net income (loss) attributable to Avista Corporation	27,776	1,447	(413)	1,034	—	28,810
Capital expenditures	42,552	268	197	465	—	43,017
Total Assets:
As of March 31, 2011	$3,522,914	$172,328	$128,543	$300,871	$—	$3,823,785
As of December 31, 2010	$3,589,235	$221,086	$129,774	$350,860	$—	$3,940,095

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of March 31, 2011, and the related condensed consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of accounting guidance for variable interest entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington
May 6, 2011

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

•

Advantage IQ – an indirect subsidiary of Avista Corp. (approximately 79 percent owned as of March 31, 2011) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Advantage IQ’s primary product lines include expense management services for utility, telecom and lease needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning and energy efficiency program management for commercial enterprises and utilities.

We have other businesses, including sheet metal fabrication, venture fund investments and real estate investments, Spokane Energy, as well as certain other operations of Avista Capital. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

The following table presents net income (loss) attributable to Avista Corp. for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2011	2010
Avista Utilities	$40,117	$27,776
Advantage IQ	1,707	1,447
Other	94	(413)

Net income attributable to Avista Corp	$41,918	$28,810

Executive Level Summary

Overall

Net income attributable to Avista Corp. was $41.9 million for the three months ended March 31, 2011, an increase from $28.8 million for the three months ended March 31, 2010. This was primarily due to an increase in earnings at Avista Utilities (primarily due to colder weather, lower power supply costs and the implementation of general rate increases) and partially due to an increase in earnings at Advantage IQ and the other businesses.

Avista Utilities

Avista Utilities is our most significant business segment. Our utility financial performance is dependent upon, among other things:

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

In our utility operations, we continue to regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. We filed general rate increase requests in each of our jurisdictions in 2010. General rate increases went into effect in Idaho on October 1, 2010, in Washington effective December 1, 2010 and in Oregon effective March 15, 2011.

Our utility net income was $40.1 million for the three months ended March 31, 2011, an increase from $27.8 million for the three months ended March 31, 2010. Earnings for the first quarter of 2011 were positively impacted by an increase in gross margin (operating revenues less resource costs). The increase in gross margin was primarily due to higher retail loads caused by colder weather and power supply costs below the amount included in base retail rates, as well as general rate increases. The increase in gross margin was partially offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes.

AVISTA CORPORATION

We are continuing to invest in generation, transmission and distribution systems to enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $49.7 million for the first quarter of 2011. We expect utility capital expenditures to be about $250 million for the full year of 2011. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion at “Avista Utilities Capital Expenditures”).

Advantage IQ

Advantage IQ had net income attributable to Avista Corp. of $1.7 million for the three months ended March 31, 2011, an increase from $1.4 million for the three months ended March 31, 2010. The increase was primarily due to moderate growth from expense management and energy management services, as well as the acquisition of The Loyalton Group (Loyalton) effective December 31, 2010. Advantage IQ’s earnings potential continues to be moderated by low short-term interest rates, which limits interest revenue on funds held for customers.

The acquisition of Cadence Network effective July 2, 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ stock redeemed by Advantage IQ during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. As of March 31, 2011, there were redeemable noncontrolling interests of $33.6 million related to these redemption rights. Should the previous owners of Cadence Network exercise their redemption rights, Advantage IQ will seek the necessary funding through its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources. In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million.

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

Other Businesses

Net income attributable to Avista Corp. for these operations was $0.1 million for the three months ended March 31, 2011 compared to a net loss of $0.4 million for the three months ended March 31, 2010. The improvement in results was due in part to increased earnings at METALfx and a net gain on investments of $0.1 million for the first quarter of 2011 compared to a net loss of $0.6 million for the first quarter of 2010.

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

In February 2011, we entered into a new committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2015 that replaced our $320.0 million and $75.0 million committed lines of credit that had expiration dates in April 2011. As of March 31, 2011, there were $65.0 million of cash borrowings and $22.1 million in letters of credit outstanding. As of March 31, 2011, we had $312.9 million of available liquidity under our committed line of credit.

We are planning, subject to market conditions, to cause the redemption of $83.7 million of Pollution Control Bonds and the refunding thereof with new bond issues in 2011. We are currently the holder of all bonds to be redeemed and refunded and, accordingly, would receive the redemption proceeds.

We are party to a sales agency agreement under which we sell shares of our common stock from time to time. In the first quarter of 2011, we sold 255,000 shares for a total of $5.8 million. As of March 31, 2011, we had 0.8 million shares available to be issued under this agreement.

We expect to issue up to $25 million of common stock in 2011 (including first quarter issuances) in order to maintain our capital structure at an appropriate level for our business. After considering the issuances of common stock during 2011, we expect net cash flows from operating activities, together with cash available under our $400.0 million committed line of credit agreement to provide adequate resources to fund:

•	capital expenditures,

AVISTA CORPORATION

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We plan to file a general rate case in Washington in the second quarter of 2011 and continue to evaluate rate case plans in Idaho. The following is a summary of our authorized rates of return in each jurisdiction:

		Authorized	Authorized	Authorized
	Implementation	Overall Rate	Return on	Equity
Jurisdiction and service	Date	of Return	Equity	Level
Washington electric and natural gas	December 2010	7.9%	10.2%	46.5%
Idaho electric and natural gas	October 2010	(1)	(1)	(1)
Oregon natural gas	March 2011	8.0%	10.1%	50.0%

(1)	The rate adjustment implemented on October 1, 2010 resulting from the Idaho electric and natural gas general rate case settlement did not have a specific authorized rate of return, return on equity or equity level. The prior rate case settlement implemented in August 2009 had an authorized rate of return of 8.5 percent, a return on equity of 10.5 percent and authorized equity level of 50.0 percent.

Washington General Rate Cases

In November 2010, the WUTC approved an all-party settlement stipulation in our general rate case filed in March 2010. As agreed to in the settlement stipulation, electric rates for Washington customers increased by an average of 7.4 percent, which was designed to increase annual revenues by $29.5 million. Natural gas rates for Washington customers increased by an average of 2.9 percent, which was designed to increase annual revenues by $4.6 million. The new electric and natural gas rates became effective on December 1, 2010. As part of the settlement, the parties agreed that Avista Corp. would not file a general rate case in the Washington jurisdiction before April 1, 2011.

Idaho General Rate Cases

In September 2010, the IPUC approved a settlement agreement in our general rate case filed in March 2010. The new electric and natural gas rates became effective on October 1, 2010. As agreed to in the settlement, base electric rates for our Idaho customers increased by an average of 9.3 percent, which was designed to increase annual revenues by $21.2 million. Base natural gas rates for our Idaho customers increased by an average of 2.6 percent, which was designed to increase annual revenues by $1.8 million.

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

Oregon General Rate Cases

In March 2011, the OPUC approved an all-party settlement stipulation in our general rate case that was filed in September 2010. The settlement provides for an overall rate increase of 3.1 percent for our Oregon customers, designed to increase annual revenues by $3.0 million. Part of the rate increase became effective March 15, 2011, with the remaining increase effective June 1, 2011. An additional rate adjustment designed to increase revenues by $0.6 million will occur on June 1, 2012 to recover capital costs associated with certain reinforcement and replacement projects upon a demonstration that such projects were prudently incurred and complete.

Purchased Gas Adjustments

Effective November 1, 2010, natural gas rates increased 4.6 percent in Washington and 4.3 percent in Idaho, while decreasing 3.2 percent in Oregon. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $15.5 million as of March 31, 2011, a decrease from $22.1 million as of December 31, 2010.

AVISTA CORPORATION

Oregon Senate Bill 408

The OPUC established rules in September 2007 related to Oregon Senate Bill 408 (OSB 408), which was enacted into law in 2005. These rules direct the utility to establish an automatic adjustment clause to account for the difference between income taxes collected in rates and taxes paid to units of government, net of adjustments, when that difference exceeds $100,000. The automatic adjustment clause may result in either rate increases or rate decreases. In April 2011, the OPUC approved a settlement stipulation to refund $1.2 million (including interest), which was previously accrued, to Oregon customers for the 2009 tax report year. Legislation is currently pending that would repeal OSB 408 and replace it with provisions which are supported by Avista Corp. We cannot predict whether or not this pending legislation will be enacted into law.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. In the 2010 Washington general rate case settlement, the parties agreed that there would be no deferrals under the ERM in 2010. Deferrals under the ERM resumed in 2011. Total net deferred power costs under the ERM were a liability of $2.7 million as of March 31, 2011.

In periods where we are a net seller of wholesale power, market prices lower than the prices included in retail rates can result in increased power supply costs and potential deferrals in the surcharge direction under the ERM. In periods where we are a net purchaser, market prices lower than the amount included in retail rates can decrease power supply costs and result in potential deferrals in the rebate direction under the ERM. This difference in net power supply costs primarily results from changes in:

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

	Deferred for Future
Annual Power Supply	Surcharge or Rebate	Expense or Benefit
Cost Variability	to Customers	to the Company
+/- $0 - $4 million	0%	100%
+ between $4 million - $10 million	50%	50%
- between $4 million - $10 million	75%	25%
+/- excess over $10 million	90%	10%

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. In 2011, we made our filing indicating that there were not any deferrals under the ERM for 2010. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. Additionally, we must make a filing (no sooner than June 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power costs deferred under the PCA mechanism were a regulatory asset of $10.3 million as of March 31, 2011.

AVISTA CORPORATION

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

In addition, the Pipeline and Hazardous Materials Safety Administration issued an Advisory Bulletin in January 2011 to remind operators of gas and hazardous liquid pipeline facilities of their responsibilities, under federal integrity management regulations, to perform detailed threat and risk analyses especially with regards to their pipelines maximum allowable operating pressures. While we believe that we operate our pipeline systems in a safe manner, we cannot predict the impact of any future regulations or inspections of our natural gas system.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Advantage IQ and the other businesses) that follow this section.

Utility revenues increased $14.1 million due to increased electric revenues of $19.7 million and natural gas revenues of $11.4 million, partially offset by intracompany revenues of $17.0 million. Retail electric revenues increased $25.2 million due to an increase in volumes caused by colder weather and prices from general rate increases. In addition, sales of fuel increased $22.3 million (reflected increased thermal general resource optimization and lower usage of our thermal generating plants). These increases in electric revenues were partially offset by a decrease in wholesale electric revenues of $27.5 million (due to a decrease in wholesale prices and volumes). Retail natural gas revenues increased $28.1 million due to an increase in volumes caused by colder weather and prices from general rate increases, while wholesale natural gas revenues decreased $17.1 million (due to decreased volumes and wholesale prices).

Other non-utility revenues increased $6.1 million to $38.9 million primarily as a result of Advantage IQ’s revenues increasing $5.2 million due to moderate growth in expense management and energy management services, as well as the acquisition of Loyalton effective December 31, 2010. Revenues from our other businesses increased $0.9 million, primarily due to increased sales at METALfx.

Utility resource costs decreased $11.4 million due to intracompany resource costs of $17.0 million, while electric resource costs increased $5.2 million and natural gas resource costs increased $0.4 million. The increase in electric resource costs was primarily due to an increase in other fuel costs (reflecting an increase in thermal generation optimization and lower usage of our thermal plants) and the deferral of power supply costs below the amount included in retail rates, partially offset by a decrease in fuel costs (due to lower thermal generation).

Utility other operating expenses increased $3.9 million primarily due to increased compensation costs, pensions and benefits, and maintenance expenses.

Utility depreciation and amortization increased $1.5 million driven by additions to utility plant.

Utility taxes other than income taxes increased $3.8 million primarily reflecting higher retail revenue related taxes, as well as increased property taxes.

Other non-utility operating expenses increased $5.3 million reflecting an increase of $4.8 million for Advantage IQ primarily due to moderate growth in expense management and energy management services, as well as the acquisition of Loyalton.

Interest expense decreased $0.7 million primarily due to refinancing transactions completed in December 2010 that lowered our effective rate on long-term debt. This was partially offset by higher average balances and interest rates on short-term borrowings.

Other expense-net decreased $1.1 million primarily due to net gains on investments of $0.1 million in the first quarter of 2011 compared to net losses of $0.6 million in the first quarter of 2010. The decrease was also partially due to an increase in equity-related AFUDC of $0.4 million.

AVISTA CORPORATION

Income taxes increased $5.8 million and our effective tax rate was 35.8 percent for the first quarter of 2011 compared to 37.9 percent for the first quarter of 2010. This increase was due to an increase in income before income taxes. The effective tax rate decreased due to regulatory accounting treatment impacting the timing of recognition for deferred state income taxes.

Avista Utilities

Net income for Avista Utilities was $40.1 million for the three months ended March 31, 2011, an increase from $27.8 million for the three months ended March 31, 2010. Avista Utilities’ income from operations was $79.5 million for the three months ended March 31, 2011 compared to $63.2 million for the three months ended March 31, 2010. The increase in net income and income from operations was primarily due to an increase in gross margin (operating revenues less resource costs), partially offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$271,952	$252,257	$183,231	$171,774	$(17,036)	$—	$438,147	$424,031
Resource costs	137,049	131,879	128,108	127,688	(17,036)	—	248,121	259,567

Gross margin	$134,903	$120,378	$55,123	$44,086	$—	$—	$190,026	$164,464

Avista Utilities’ operating revenues increased $14.1 million and resource costs decreased $11.4 million, which resulted in an increase of $25.6 million in gross margin. The gross margin on electric sales increased $14.5 million and the gross margin on natural gas sales increased $11.0 million. The increase in electric gross margin was due to colder weather that increased retail loads, power supply costs below the amount included in base retail rates (due to improved hydroelectric generation and lower purchased power and fuel costs) and general rate increases. During the first quarter of 2011, we recognized a benefit of $4.9 million under the ERM in Washington compared to an expense of $1.2 million for the first quarter of 2010. The increase in our natural gas gross margin was primarily due to colder weather that increased retail loads and partially due to general rate increases.

Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). The magnitude of these transactions in prior years was immaterial, but increased significantly in 2010 with the addition of the natural gas-fired Lancaster Plant to our electric resource mix. All transactions for 2010 were recorded in the fourth quarter of 2010.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2011	2010	2011	2010
Residential	$103,245	$86,579	1,175	1,050
Commercial	70,190	64,850	775	747
Industrial	29,449	26,347	514	482
Public street and highway lighting	1,758	1,715	7	6

Total retail	204,642	179,491	2,471	2,285
Wholesale	19,051	46,562	596	919
Sales of fuel	44,372	22,112	—	—
Other	3,887	4,092	—	—

Total	$271,952	$252,257	3,067	3,204

Retail electric revenues increased $25.2 million due to an increase in total MWhs sold (increased revenues $15.4 million) primarily due to an increase in use per customer as a result of colder weather, and an increase in revenue per MWh (increased revenues $9.8 million). Compared to 2010, residential electric use per customer increased 11 percent and commercial use per customer increased 3 percent. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues decreased $27.5 million due to a decrease in sales prices (decreased revenues $17.2 million) and a decrease in sales volumes (decreased revenues $10.3 million). The decrease in sales volumes was primarily due to decreased wholesale power optimization and higher than expected retail sales caused by colder weather.

AVISTA CORPORATION

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. Sales of fuel increased $22.3 million due to an increase in thermal generation resource optimization and lower usage of our thermal generation plants in 2011 as compared to 2010. This was due in part to increased hydroelectric generation. In the first quarter of 2011, $6.4 million of these sales were made to our natural gas operations and are reflected as intracompany revenues and resource costs.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therms Delivered
	2011	2010	2011	2010
Residential	$87,177	$68,724	85,458	70,705
Commercial	44,585	35,069	50,332	41,130
Interruptible	829	816	1,458	1,303
Industrial	1,281	1,157	1,659	1,622

Total retail	133,872	105,766	138,907	114,760
Wholesale	45,022	62,118	114,531	122,553
Transportation	1,804	1,565	44,595	39,686
Other	2,533	2,325	233	191

Total	$183,231	$171,774	298,266	277,190

Retail natural gas revenues increased $28.1 million due to an increase in volumes (increased revenues $23.3 million) and higher retail rates (increased revenues $4.8 million). We sold more retail natural gas in the first quarter of 2011 as compared to first quarter of 2010 primarily due to colder weather. Compared to 2010, residential natural gas use per customer increased 20 percent and commercial use per customer increased 22 percent. The increase in retail rates reflects purchased gas adjustments, as well as general rate increases.

Wholesale natural gas revenues decreased $17.1 million due to a decrease in prices (decreased revenues $13.9 million) and volumes (decreased revenues $3.2 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement and resource optimization process. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. With higher retail loads in 2011 as compared to 2010, we had less opportunity to optimize transportation resources. In the first quarter of 2011, $10.6 million of these sales were made to our electric generation operations and are reflected as intracompany revenues and resource costs. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric		Natural Gas
	Customers		Customers
	2011	2010	2011	2010
Residential	317,149	315,130	285,167	282,854
Commercial	39,575	39,469	33,636	33,489
Interruptible	—	—	36	38
Industrial	1,367	1,370	249	252
Public street and highway lighting	454	447	—	—

Total retail customers	358,545	356,416	319,088	316,633

AVISTA CORPORATION

The following table presents our utility resource costs for the three months ended March 31 (dollars in thousands):

	2011	2010
Electric resource costs:
Power purchased	$54,561	$53,641
Power cost amortizations, net	10,759	3,712
Fuel for generation	15,968	44,959
Other fuel costs	47,212	22,762
Other regulatory amortizations, net	3,962	4,879
Other electric resource costs	4,587	1,926

Total electric resource costs	$137,049	$131,879

Natural gas resource costs:
Natural gas purchased	$128,299	$133,585
Natural gas cost amortizations, net	(6,809)	(10,054)
Other regulatory amortizations, net	6,618	4,157

Total natural gas resource costs	128,108	127,688

Intracompany resource costs	(17,036)	—

Total resource costs	$248,121	$259,567

Power purchased increased $0.9 million due to an increase in wholesale prices (increased costs $0.6 million) and an increase in the volume of power purchases (increased costs $0.3 million).

Net amortization of deferred power costs was $10.8 million for the first quarter of 2011 compared to $3.7 million for the first quarter of 2010. During the first quarter of 2011, we recovered (collected as revenue) $5.1 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the first quarter of 2011 actual power supply costs were below the amount included in base retail rates in both Washington and Idaho. This was due to improved hydroelectric generation and lower purchased power and fuel costs. As such, we deferred $3.0 million in Idaho and $2.7 million in Washington for future rebate to customers.

Fuel for generation decreased $29.0 million primarily due to a decrease in thermal generation. This was due in part to an increase in hydroelectric generation.

Other fuel costs increased $24.5 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $5.3 million due to a decrease in the price of natural gas (decreased costs $13.4 million), partially offset by an increase in the total therms purchased (increased costs $8.2 million). Total therms purchased increased due to an increase in retail loads (resulting from colder weather), partially offset by a decrease in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first quarter of 2011, natural gas resource costs were reduced by $6.8 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas adjustments.

Advantage IQ

Advantage IQ’s net income attributable to Avista Corp. was $1.7 million for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010. Operating revenues increased $5.2 million and operating expenses increased $4.9 million. The increase in net income attributable to Avista Corp., operating revenues and expenses was primarily due to moderate growth in expense management and energy management services, as well as the acquisition of Loyalton effective December 31, 2010. As of March 31, 2011, Advantage IQ had 539 customers representing 365,000 billed sites in North America. In the first quarter of 2011, Advantage IQ managed bills totaling $4.8 billion, an increase of $0.7 billion, or 18 percent, as compared to the first quarter of 2010. The increase was due to an increase in both the average value of each bill processed and the number of accounts managed.

Other Businesses

Net income attributable to Avista Corp. from these operations was $0.1 million for the three months ended March 31, 2011 compared to a net loss of $0.4 million for three months ended March 31, 2010. Operating revenues decreased $5.3 million and operating expenses decreased $5.7 million. The decrease in operating revenues and operating expenses was primarily due to the assignment of the Lancaster PPA to Avista Corp. in December 2010. The improvement in results for these businesses was due in part to increased earnings at METALfx, which had net income of $0.3 million for the first quarter of 2011.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2010 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the three months ended March 31, 2011, positive cash flows from operating activities of $103.3 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $49.7 million and dividends of $15.8 million. We were also able to reduce short-term borrowings by $45.0 million.

Operating Activities Net cash provided by operating activities was $103.3 million for the three months ended March 31, 2011 compared to $81.1 million for the three months ended March 31, 2010. Net cash provided by working capital components was $23.7 million for the three months ended March 31, 2011, compared to $21.6 million for the three months ended March 31, 2010. The net cash provided during the first quarter of 2011 primarily reflects positive cash flows from:

•	accounts receivable (representing a seasonal decrease in receivables outstanding at Avista Utilities and Advantage IQ),

•	a decrease in materials and supplies, fuel stock and natural gas stored, and

•	A decrease in other current assets (primarily due to a decrease in income taxes receivable).

These positive cash flows were partially offset by net cash outflows related to accounts payable.

The net cash provided during the first quarter of 2010 primarily reflects an increase in cash flows from:

•	accounts receivable (representing a seasonal decrease in the receivables outstanding),

•	other current assets (primarily representing a decrease in income taxes receivable), and

•	materials and supplies, fuel stock and natural gas stored (primarily representing a seasonal drawdown of natural gas stored).

This cash provided was partially offset by negative cash flows from accounts payable (primarily related to a seasonal decrease in the accounts payable for natural gas purchases and power purchased).

Contributions to our defined benefit pension plan were $8.5 million for the first quarter of 2011 compared to $7.0 million for the first quarter of 2010. Cash paid for interest decreased to $6.4 million for the first quarter of 2011, compared to $8.1 million for the first quarter of 2010.

Investing Activities Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2011, an increase compared to net cash used of $47.3 million for the three months ended March 31, 2010. Utility property capital expenditures increased for the first quarter of 2011 as compared to the first quarter of 2010, and funds held from customers at Advantage IQ decreased by $47.6 million (compared to an increase of $2.6 million for the first quarter of 2010). Typically, funds held from customers represents one day of deposits from customers, which are disbursed the following business day. As December 31, 2010 was a business holiday, Advantage IQ was holding two days of deposits from customers at the end of 2010.

Financing Activities Net cash used in financing activities was $111.0 million for the three months ended March 31, 2011 compared to $31.2 million for the three months ended March 31, 2010. During the first quarter of 2011, our short-term borrowings decreased $45.0 million. Cash dividends paid increased to $15.8 million (or 27.5 cents per share) for the first quarter of 2011 from $13.8 million (or 25 cents per share) for the first quarter of 2010. We issued $8.5 million of common stock during the first quarter of 2011, including $5.8 million under a sales agency agreement. Additionally, customer funds obligations at Advantage IQ decreased by $47.6 million (see explanation under “Investing Activities”).

During the first quarter of 2010, our short-term borrowings decreased $17.0 million.

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

We monitor the potential liquidity impacts of increasing energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of higher energy commodity prices and other increased operating costs through our $400.0 million committed line of credit.

As of March 31, 2011, we had $312.9 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2015, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. Adverse price movements and/or a downgrade in our credit ratings may impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our positions outstanding at March 31, 2011, that we would potentially be required to post additional collateral up to $133 million. The additional collateral amount is higher than the amount disclosed in Note 5 of the Notes to Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of March 31, 2011, we had two interest rate swap agreements outstanding with a notional amount totaling $50 million and a mandatory cash settlement date of July 2012. We have not posted any collateral under these interest rate swap agreements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law in July 2010. The Dodd-Frank Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) for certain swaps (which include a variety of derivative instruments) and the users of such swaps, that otherwise would have been exempted under the Commodity Exchange Dodd-Frank Act, federal securities laws and federal banking laws.

A variety of rules must be adopted by federal agencies (including the CFTC, SEC and the FERC) to implement the Dodd-Frank Act. These rules, which will be developed and implemented over timeframes as defined in the Dodd-Frank Act, could have a significant impact on Avista Corp. that was not clearly defined in the Act itself.

AVISTA CORPORATION

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

We will continue to monitor developments including certain proposals to delay various implementation steps defined in the Act. We cannot predict the impact the Dodd-Frank Act may ultimately have on our operations.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
		Percent		Percent
	Amount	of total	Amount	of total
Current portion of long-term debt	$360	—%	$358	—%
Current portion of nonrecourse long-term debt	12,754	0.5	12,463	0.5
Short-term borrowings	65,000	2.7	110,000	4.5
Long-term debt to affiliated trusts	51,547	2.1	51,547	2.1
Nonrecourse long-term debt	43,164	1.8	46,471	1.9
Long-term debt	1,101,814	45.2	1,101,499	45.0

Total debt	1,274,639	52.3	1,322,338	54.0
Total Avista Corporation stockholders’ equity	1,160,379	47.7	1,125,784	46.0

Total	$2,435,018	100.0%	$2,448,122	100.0%

We need to finance capital expenditures and obtain additional working capital from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, working capital, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $34.6 million during the first quarter of 2011 primarily due to net income and the issuance of common stock, partially offset by dividends.

We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities is expected to be the primary source of funds for operating needs, dividends and capital expenditures for 2011. Borrowings under our $400.0 million committed line of credit will supplement these funds to the extent necessary.

We are planning to issue up to $25 million of common stock in 2011 (including first quarter issuances) in order to maintain our capital structure at an appropriate level for our business. We are party to a sales agency agreement under which we sell shares of our common stock from time to time. In the first quarter of 2011 we sold a total of 255,000 shares for a total of $5.8 million. As of March 31, 2011, we had 0.8 million shares available to be issued under this agreement.

In February 2011, we entered into a new committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2015 that replaced our $320.0 million and $75.0 million committed lines of credit that had expiration dates in April 2011.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2011, we were in compliance with this covenant with a ratio of 52.4 percent.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our revolving committed lines of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2011	2010
Balance outstanding at end of period	$65,000	$70,000
Letters of credit outstanding at end of period	$22,123	$27,948
Maximum balance outstanding during the period	$110,000	$100,000
Average balance outstanding during the period	$85,383	$68,667
Average interest rate during the period	1.19%	0.57%
Average interest rate at end of period	1.55%	0.46%

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of March 31, 2011, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements.

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

In February 2011, we issued a request for proposals (RFP) seeking to acquire up to 35 aMW of renewable energy, or as much as 100 MW of nameplate wind capacity with deliveries beginning in 2012. We are evaluating various proposals received under this RFP. We completed the acquisition of the development rights for a wind generation site in 2008. While this RFP does not include the development of this site, we will continue to study this site in preparation for later development.

Future generation resource decisions may be further impacted by legislation for restrictions on greenhouse gas (GHG) emissions and renewable energy requirements as discussed at “Environmental Issues and Other Contingencies.”

The development of a proposed 1,000-3,000 MW transmission project that would extend from British Columbia, Canada to Northern California has undergone a transformation from a single project into two separate projects. The project would now be implemented in two sections; one from Canada to northeastern Oregon (the northern section) and one from northeastern Oregon to California (the southern section). Western Area Power Administration is leading the development on the southern section and is working with Pacific Gas and Electric, Transmission Agency of Northern California and others. BC Hydro is leading the development effort on the northern section. The participants have received a Western Electricity Coordinating Council (WECC) Phase I Rating for both sections of the project, and Avista Corp. is working on a WECC Phase II Rating for an interconnection from the project to the Avista Corp. transmission system. We have contributed $0.8 million to the project to date with no additional funding anticipated in 2011.

Advantage IQ Credit Agreement

In April 2011, Advantage IQ entered into a new $40.0 million three-year committed line of credit agreement with a financial institution that replaced its $15.0 million committed credit agreement that had an expiration date of May 2011. The credit agreement is secured by substantially all of Advantage IQ’s assets. There were no borrowings outstanding under Advantage IQ’s previous credit agreement as of March 31, 2011 and December 31, 2010.

Advantage IQ Redeemable Stock

In 2007, Advantage IQ amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $9.2 million as of March 31, 2011 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Advantage IQ employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $33.6 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Advantage IQ in July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. Should the previous owners of Cadence Network exercise their redemption rights, Advantage IQ will seek the necessary funding through its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources. In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million.

Pension Plan

As of March 31, 2011, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $21 million to the pension plan in 2010. We expect to contribute $26 million to the pension plan in 2011 ($8.5 million was contributed in the first quarter of 2011). The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Credit and Nonperformance Risk” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of May 5, 2011:

	Standard & Poor’s (1)	Moody’s (2)
Avista Corporation
Corporate/Issuer rating	BBB	Baa2
Senior secured debt	BBB+	A3
Senior unsecured debt	BBB	Baa2
Rating outlook	Stable	Stable

(1)	Standard & Poor’s lowest level of “investment grade” credit rating is BBB-. Ratings were upgraded in March 2011.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3. Ratings were upgraded in March 2011.

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

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2010 Form 10-K, with the following exceptions:

As of March 31, 2011, we had $65.0 million of borrowings outstanding under our committed line of credit. There were $110.0 million in borrowings outstanding as of December 31, 2010.

AVISTA CORPORATION

Redeemable noncontrolling interests decreased to $42.8 million as of March 31, 2011 from $46.7 million as of December 31, 2010 due to the redemption of noncontrolling interests, partially offset by an increase in the value.

Economic Conditions

The general economic data, on both national and local levels, contained in this section are based, in part, on independent government and industry publications, reports by market research firms or other independent sources. While we believe that these publications and other sources are reliable, we have not independently verified such data and can make no representation as to its accuracy.

Economic growth in the region we serve has slowed dramatically in the last couple of years. However, we have experienced customer growth, although this growth is less than we had been experiencing in recent years prior to the economic downturn. Employment improved in most of our service area after enduring significant cutbacks in the construction, forest products, mining and manufacturing sectors. Non-farm employment growth for March 2011 compared to March 2010 was 2.3 percent in Coeur d’Alene, Idaho and 1.1 percent Medford, Oregon. It was only 0.3 percent in the Spokane area but with positives in the retail trade and health sectors, offset by weakness in state and local government jobs. U.S. nonfarm sector jobs grew by 1.0 percent in the same twelve-month period. Unemployment rates declined in March 2011 from the year earlier levels in Spokane and Medford, but rose slightly in Coeur d’Alene. The Spokane rate declined from 11.0 percent to 10.5 percent from March 2010 to March 2011 and Medford from 14.1 percent to 12.7 percent while Coeur d’Alene went from 12.4 percent to 12.6 percent. The U.S. rate declined from 10.2 percent to 9.2 percent in the same period. Although showing modest improvement, the housing market in Coeur d’Alene has a higher foreclosure rate than the national average. The March 2011 national rate was 0.18 percent with 0.34 percent in Kootenai County, Idaho. The Spokane housing market had a foreclosure rate of 0.11 percent and Jackson County, Oregon was 0.16 percent.

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

AVISTA CORPORATION

We continue to monitor and evaluate the possible adoption of international, national, regional, or state GHG emission legislation and regulations. In particular, climate change legislation was passed in the state of Washington, which includes a bill establishing GHG emissions reduction targets and another requiring that regulated sources report GHG emission from facilities that emit more than 10,000 metric tons of GHGs per year. As the U.S. Congress has not enacted any comprehensive climate change legislation, for the foreseeable future climate change regulations are expected to emerge from the EPA and individual states.

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

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding GHG emissions from motor vehicles under section 202(a) of Clean Air Act (CAA). The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - in the atmosphere threaten the public health and welfare of current and future generations. The EPA also found that the combined emissions of these well-mixed greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the GHG pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Safety Administration announced a joint final rule establishing GHG emission standards for mobile sources. The GHG emission standards for mobile sources became effective on January 2, 2011. The EPA has concluded that the CAA requires the agency to regulate GHG emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet GHG emission limits. The EPA’s final decision has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In May 2010, the EPA finalized a rule establishing an applicability threshold for regulating GHG emissions from stationary sources through the preconstruction and operating permit programs.

The EPA issued a series of rules on December 23, 2010 to narrow the CAA permitting requirement so that facilities with GHG emissions below the levels set in the tailoring rule do not need permits as well as to give the EPA authority to issue GHG permits in states that need to revise their permitting regulations to cover GHG emissions. On January 2, 2011, rules took effect requiring that permits issued under the CAA for new large stationary sources begin to address GHG emissions, as well as require Best Available Control Technology (BACT) to control these emissions. On March 11, 2011, the EPA proposed a rule that would defer, for a period of three years, the GHG permitting requirements for carbon dioxide for utilities, boilers and other industrial facilities using biomass. The EPA also has announced a schedule for issuing regulations controlling GHG emissions from electric generating units. According to this schedule, the EPA will propose standards for natural gas, oil and coal-fired electric generating units by July 26, 2011, and issue final standards by May 26, 2012. The EPA agreed to this schedule as part of a settlement with several states, local governments and environmental organizations that sued the EPA over its failure to update emissions standards for power plants and refineries as required by Section 111 of the CAA. Section 111 requires the EPA to issue NSPS that set emissions limits for new facilities and address emissions from existing facilities. These rules could significantly impact the costs of modifying existing thermal plants as well as building new thermal generation sources. We cannot determine or estimate the costs of compliance with such measures at this time.

AVISTA CORPORATION

In September 2009, the EPA finalized a rule that requires facilities emitting over 25,000 metric tons of GHG a year to report their emissions to the EPA beginning in January 2011 for 2010 emissions. The rule became effective on December 29, 2009. On March 18, 2011, the EPA issued a rule extending the deadline for reporting 2010 GHG emissions data to September 30, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT are required to report GHGs. These facilities currently report carbon dioxide to the EPA under the Acid Rain Program and it is expected that the operators of Colstrip and Coyote Springs 2 will be responsible for any additional GHG reporting. Based on our evaluation of historical emissions from 2004-2008, none of our other electrical generation facilities meet the threshold requirements. The rule also requires that natural gas distribution system throughput be reported. Monitoring methods, per the rule, are currently in place and development of a GHG Monitoring Plan for covered facilities was in place prior to the April 1, 2010 deadline for required monitoring method implementation. The purpose of the plan is to document the process and procedures for collecting and reviewing the data needed to estimate annual GHG emissions. On March 22, 2010, the EPA proposed to amend its reporting rule to include several new source categories, including reporting of GHG fugitive emissions from electric power transmission and distribution systems, fugitive emissions from natural gas distribution systems, and fugitive emissions from natural gas storage facilities. Reporting for these additional sources is required by March 31, 2012 for 2011 emissions. We will report on natural gas distribution system fugitives and the operator of the natural gas storage facility, of which we are a part owner, will report on fugitives from that facility. On May 13, 2010, the EPA issued a final rule on GHG emissions reporting for stationary sources. As stated above, Colstrip, Coyote Springs 2 and the Rathdrum CT are required to report GHG emissions, even under modified rule. We continue to monitor developments.

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

In 2009, the Governor of Washington issued an Executive Order (09-05) directing the Washington Department of Ecology to estimate GHG emissions by sector and source and to identify potential reduction requirements for them in preparation for the eventual imposition of state and/or federal GHG regulations. The Department of Ecology has identified “facilities” that emit more than 25,000 metric tons of GHG annually and has forecasted that those facilities will need to reduce their emissions by 9.2 percent in order for the state to achieve its GHG emissions reduction target for 2020. Our natural gas distribution system has been specifically identified as a “facility” along with our thermal plants and contracts with thermal plants. Fossil-fueled generation outside of the state has also been generically identified as a “facility” for the purposes of potentially regulating emissions associated with the importation of power to serve our Washington loads. The state of Washington has yet to identify how it might impose and enforce emission reductions. Nevertheless, the State will make significant progress in meeting its greenhouse gas emission targets in light of the enactment of SB 5769, which requires the only coal-fired generation facility operating in the state to completely cease operations in 2025. The state’s Department of Ecology has adopted regulations to ensure that Washington’s State Implementation Plan comports with the requirements of the EPA’s regulation of GHG emissions. We will continue to monitor actions by the department as it may proceed to adopt additional regulations under its Clean Air Act authorities.

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

AVISTA CORPORATION

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

We are required to file an IRP every two years. We will file an IRP in August 2011 and our resource strategy will change somewhat from the highlights included above based upon market, legislative and regulatory developments.

In February 2011, we issued an RFP seeking to acquire up to 35 aMW of renewable energy, or as much as 100 MW of nameplate wind capacity with deliveries beginning in 2012. We have issued this RFP due to recent market changes, tax incentives that remain in effect and a recent WUTC policy statement indicating support of the acquisition of renewable resources in advance of renewable portfolio standards deadlines, if early acquisition can be cost-justified. While this RFP does not include the development of a wind site for which we acquired the development rights in 2008, we continue to study that site in preparation for later development. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified upgrades at our existing hydroelectric generation plants and the purchase of a small amount of renewable energy credits from 2012 through 2015. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes or if a new or modified renewable energy standards are enacted at either the state or federal levels.

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

Chicago Climate Exchange

In October 2007, we became a member of the Chicago Climate Exchange (CCX). Members agreed to reduce their GHG emissions by 6 percent from an established baseline by 2010. In October 2010, the CCX announced that they would not be offering a Phase 3 program. As such, we concluded our participation in the CCX in 2010. Our 2010 CCX compliance obligation was met with the retirement of surplus CCX credits. All of our remaining surplus CCX credits have been voluntarily retired.

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

Mercury Emissions

In 2006, the Montana Department of Environmental Quality (Montana DEQ) adopted final rules for the control of mercury emissions from coal-fired plants. The new rules set strict mercury emission limits by 2010, and establish a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. The joint owners of Colstrip believe, based upon current results, that the plant will be able to comply with the Montana law without utilizing the temporary alternate emissions limit provision. In addition, on March 21, 2011, the EPA issued a proposed rule that, if finalized, will establish maximum achievable control technology standards to control hazardous air pollutants, including mercury, from new and existing coal- and oil-fired power plants.

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

Coal Ash Management/Disposal

Currently, coal combustion byproducts (CCBs) are not regulated by the EPA as a hazardous waste. Under a proposed rule issued in 2010, the EPA is currently reconsidering the classification of CCBs under the Resource Conservation and Recovery Act (RCRA). Should the EPA determine to regulate CCBs as a hazardous waste under the RCRA, such action could have a significant impact on future operations of Colstrip. The EPA provided proposed draft rules in 2010 for public review and comment, with two alternatives. One would require management of CCBs as a hazardous waste under Subtitle C of RCRA; the other would regulate coal ash under Subtitle D, for solid wastes. The EPA has not indicated a clear schedule for final rulemaking.

Fisheries

A number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout, are listed as threatened or endangered under the Federal Endangered Species Act. Thus far, measures that were adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of our hydroelectric facilities. We purchase power under long-term contracts with certain PUDs on the Columbia River that are directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on our operations at this time. We cannot predict the economic costs to us resulting from future mitigation measures. We received a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids in March 2001 that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, particularly bull trout, is a key part of the agreement. The result is a collaborative bull trout recovery program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. See “Hydroelectric Licensing” and “Fish Passage at Cabinet Gorge and Noxon Rapids” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information.

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of March 31, 2011, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

AVISTA CORPORATION

Other

For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our qualitative general market risk disclosures have not materially changed during the three months ended March 31, 2011. Please refer to the 2010 Form 10-K.

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the three months ended March 31, 2011. Please refer to the 2010 Form 10-K.

The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2011 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2011	$(4,512)	$(5,712)	$(16,823)	$4,681	$1,674	$976	$27	$(3,624)
2012	(1,759)	(6,797)	(12,742)	(1,159)	19	478	(1,637)	(765)
2013	1,299	1,829	(4,246)	1,694	(64)	1,229	(1,524)	(2,142)
2014	1,630	—	297	20	(96)	—	(1,126)	—
2015	2,699	—	388	116	(165)	—	—	—
Thereafter	10,981	—	—	—	(1,189)	—	—	—

Credit Risk

Our credit risk has not materially changed during the three months ended March 31, 2011. Please refer to the 2010 Form 10-K.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the three months ended March 31, 2011. Please refer to the 2010 Form 10-K.

In the second quarter of 2010, we entered into two interest rate swap agreements with a total notional amount of $50.0 million and a mandatory cash settlement date of July 2012.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of March 31, 2011, we had a long-term derivative asset of $0.4 million and an offsetting regulatory liability on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the three months ended March 31, 2011. Please refer to the 2010 Form 10-K. As of March 31, 2011, we had a current derivative asset for foreign currency hedges of $0.1 million included in other current assets on the Condensed Consolidated Balance Sheet. As of March 31, 2011, we had entered into 42 Canadian currency forward contracts with a notional amount of $20.5 million ($20.0 million Canadian).

Risk Management

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2010 Form 10-K for discussion of risk management policies and procedures.

AVISTA CORPORATION

Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2011.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVISTA CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

See “Note 11 of the Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Please refer to the 2010 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2010 Form 10-K. In addition to these risk factors, please also see “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: May 6, 2011	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)