Form 10-Q
period 2011-06-30
AVISTA CORP
filed 2011-08-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 57,984,054 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2011	2010
Operating Revenues:
Utility revenues	$319,973	$325,667
Non-utility revenues	40,584	35,066

Total operating revenues	360,557	360,733

Operating Expenses:
Utility operating expenses:
Resource costs	155,776	168,184
Other operating expenses	68,700	58,334
Depreciation and amortization	26,407	24,642
Taxes other than income taxes	19,699	17,866
Non-utility operating expenses:
Other operating expenses	32,609	28,204
Depreciation and amortization	1,842	1,754

Total operating expenses	305,033	298,984

Income from operations	55,524	61,749
Interest expense	(18,272)	(19,113)
Interest expense to affiliated trusts	(152)	(159)
Capitalized interest	814	374
Other expense-net	(803)	(969)

Income before income taxes	37,111	41,882
Income tax expense	13,583	15,835

Net income	23,528	26,047
Less: Net income attributable to noncontrolling interests	(527)	(507)

Net income attributable to Avista Corporation	$23,001	$25,540

Weighted-average common shares outstanding (thousands), basic	57,787	55,031
Weighted-average common shares outstanding (thousands), diluted	58,143	55,231
Earnings per common share attributable to Avista Corporation:
Basic	$0.40	$0.46

Diluted	$0.39	$0.46

Dividends paid per common share	$0.275	$0.25

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2011	2010
Operating Revenues:
Utility revenues	$757,670	$749,248
Non-utility revenues	79,473	67,900

Total operating revenues	837,143	817,148

Operating Expenses:
Utility operating expenses:
Resource costs	403,897	427,751
Other operating expenses	128,382	114,083
Depreciation and amortization	52,259	48,972
Taxes other than income taxes	44,692	39,037
Non-utility operating expenses:
Other operating expenses	63,855	54,162
Depreciation and amortization	3,709	3,570

Total operating expenses	696,794	687,575

Income from operations	140,349	129,573
Interest expense	(36,712)	(38,228)
Interest expense to affiliated trusts	(303)	(305)
Capitalized interest	1,252	694
Other expense-net	(1,435)	(2,668)

Income before income taxes	103,151	89,066
Income tax expense	37,220	33,702

Net income	65,931	55,364
Less: Net income attributable to noncontrolling interests	(1,012)	(1,014)

Net income attributable to Avista Corporation	$64,919	$54,350

Weighted-average common shares outstanding (thousands), basic	57,565	54,950
Weighted-average common shares outstanding (thousands), diluted	57,780	55,171
Earnings per common share attributable to Avista Corporation:
Basic	$1.13	$0.99

Diluted	$1.12	$0.98

Dividends paid per common share	$0.55	$0.50

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

(Unaudited)

	2011	2010
Net income	$23,528	$26,047

Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans – net of taxes of $33 and $19, respectively	60	36

Total other comprehensive income	60	36

Comprehensive income	23,588	26,083
Comprehensive income attributable to noncontrolling interests	(527)	(507)

Comprehensive income attributable to Avista Corporation	$23,061	$25,576

For the Six Months Ended June 30 Dollars in thousands (Unaudited)

	2011	2010
Net income	$65,931	$55,364

Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans – net of taxes of $(73) and $38, respectively	(136)	72

Total other comprehensive income (loss)	(136)	72

Comprehensive income	65,795	55,436
Comprehensive income attributable to noncontrolling interests	(1,012)	(1,014)

Comprehensive income attributable to Avista Corporation	$64,783	$54,422

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2011	December 31, 2010
Assets:
Current Assets:
Cash and cash equivalents	$69,916	$69,413
Accounts and notes receivable-less allowances of $44,054 and $44,883	165,317	230,229
Utility energy commodity derivative assets	2,539	2,592
Regulatory asset for utility derivatives	38,269	48,891
Funds held for customers	67,104	100,543
Materials and supplies, fuel stock and natural gas stored	47,683	48,530
Deferred income taxes	25,786	28,822
Income taxes receivable	11,266	19,069
Other current assets	27,468	31,476

Total current assets	455,348	579,565

Net Utility Property:
Utility plant in service	3,767,321	3,713,885
Construction work in progress	74,107	62,051

Total	3,841,428	3,775,936
Less: Accumulated depreciation and amortization	1,077,153	1,061,699

Total net utility property	2,764,275	2,714,237

Other Non-current Assets:
Investment in exchange power-net	20,008	21,233
Investment in affiliated trusts	11,547	11,547
Goodwill	26,112	25,935
Long-term energy contract receivable of Spokane Energy	67,450	62,525
Other intangibles, property and investments-net	65,927	74,553

Total other non-current assets	191,044	195,793

Deferred Charges:
Regulatory assets for deferred income tax	87,500	90,025
Regulatory assets for pensions and other postretirement benefits	190,200	178,985
Other regulatory assets	105,525	112,830
Non-current utility energy commodity derivative assets	13,064	15,261
Non-current regulatory asset for utility derivatives	6,019	15,724
Power deferrals	7,466	18,305
Other deferred charges	22,455	19,370

Total deferred charges	432,229	450,500

Total assets	$3,842,896	$3,940,095

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Equity:
Current Liabilities:
Accounts payable	$128,853	$171,707
Customer fund obligations	67,104	100,543
Current portion of long-term debt	7,363	358
Current portion of nonrecourse long-term debt of Spokane Energy	13,052	12,463
Short-term borrowings	75,000	110,000
Utility energy commodity derivative liabilities	40,808	51,483
Natural gas deferrals	13,438	22,074
Other current liabilities	109,331	110,547

Total current liabilities	454,949	579,175

Long-term debt	1,094,978	1,101,499
Nonrecourse long-term debt of Spokane Energy	39,778	46,471
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	225,609	223,131
Pensions and other postretirement benefits	169,557	161,189
Deferred income taxes	493,625	495,474
Other non-current liabilities and deferred credits	92,898	109,703

Total liabilities	2,622,941	2,768,189

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	52,367	46,722

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 57,977,910 and 57,119,723 shares outstanding	842,054	827,592
Accumulated other comprehensive loss	(4,462)	(4,326)
Retained earnings	330,543	302,518

Total Avista Corporation stockholders’ equity	1,168,135	1,125,784
Noncontrolling Interests	(547)	(600)

Total equity	1,167,588	1,125,184

Total liabilities and equity	$3,842,896	$3,940,095

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2011	2010
Operating Activities:
Net income	$65,931	$55,364
Non-cash items included in net income:
Depreciation and amortization	55,968	52,542
Provision for deferred income taxes	5,158	8,340
Power and natural gas cost amortizations (deferrals), net	4,149	(15,934)
Amortization of debt expense and premium	2,217	2,181
Equity-related AFUDC	(1,235)	(884)
Other	21,753	25,756
Contributions to defined benefit pension plan	(17,250)	(14,000)
Changes in working capital components:
Accounts and notes receivable	65,736	45,230
Materials and supplies, fuel stock and natural gas stored	935	(16,179)
Other current assets	2,147	17,519
Accounts payable	(39,034)	(31,976)
Other current liabilities	(3,023)	(13,149)

Net cash provided by operating activities	163,452	114,810

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(98,882)	(80,285)
Other capital expenditures	(1,600)	(950)
Federal grant payments received	6,824	—
Cash paid by subsidiary for acquisition, net of cash received	(199)	—
Decrease (increase) in funds held for customers	33,439	(3,188)
Other	(3,561)	(794)

Net cash used in investing activities	(63,979)	(85,217)

Financing Activities:
Net decrease in short-term borrowings	(35,000)	(2,000)
Borrowings from Advantage IQ line of credit	—	2,300
Repayment of borrowings from Advantage IQ line of credit	—	(5,100)
Redemption and maturity of long-term debt	(189)	(145)
Maturity of nonrecourse long-term debt of Spokane Energy	(6,104)	(5,570)
Long-term debt and short-term borrowing issuance costs	(2,348)	(62)
Issuance of common stock	15,878	9,510
Cash dividends paid	(31,729)	(27,535)
Purchase of subsidiary noncontrolling interest	(6,054)	(2,571)
Increase (decrease) in customer fund obligations	(33,439)	3,188
Other	15	(113)

Net cash used in financing activities	(98,970)	(28,098)

Net increase in cash and cash equivalents	503	1,495
Cash and cash equivalents at beginning of period	69,413	37,035

Cash and cash equivalents at end of period	$69,916	$38,530

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$34,462	$36,653
Income taxes	22,650	5,072
Non-cash financing and investing activities:
Accounts payable for capital expenditures	4,218	2,746
Utility property acquired under capital leases	—	5,300
Redeemable noncontrolling interests	6,754	2,823

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2011	2010
Common Stock, Shares:
Shares outstanding at beginning of period	57,119,723	54,836,781
Issuance of common stock	858,187	521,045

Shares outstanding at end of period	57,977,910	55,357,826

Common Stock, Amount:
Balance at beginning of period	$827,592	$778,647
Equity compensation expense	1,804	1,518
Issuance of common stock, net of issuance costs	15,878	9,510
Equity transactions of consolidated subsidiaries	(3,220)	(879)

Balance at end of period	$842,054	$788,796

Accumulated Other Comprehensive Loss:
Balance at beginning of period	$(4,326)	$(2,350)
Other comprehensive income (loss)	(136)	72

Balance at end of period	$(4,462)	$(2,278)

Retained Earnings:
Balance at beginning of period	$302,518	$274,990
Net income attributable to Avista Corporation	64,919	54,350
Cash dividends paid (common stock)	(31,729)	(27,535)
Valuation adjustments and other noncontrolling interests activity	(5,165)	(2,456)

Balance at end of period	$330,543	$299,349

Total Avista Corporation stockholders’ equity	$1,168,135	$1,085,867

Noncontrolling Interests:
Balance at beginning of period	$(600)	$(673)
Net income attributable to noncontrolling interests	79	10
Other	(26)	6

Balance at end of period	$(547)	$(657)

Total equity	$1,167,588	$1,085,210

Redeemable Noncontrolling Interests:
Balance at beginning of period	$46,722	$34,833
Net income attributable to noncontrolling interests	933	1,004
Purchase of subsidiary noncontrolling interests	(6,054)	(2,571)
Valuation adjustments and other noncontrolling interests activity	10,766	4,195

Balance at end of period	$52,367	$37,461

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2011 and 2010 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2010 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC. Avista Capital’s subsidiaries include Advantage IQ, Inc. (Advantage IQ), a 79.6 percent owned subsidiary as of June 30, 2011. Advantage IQ is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

Taxes Other Than Income Taxes

Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on net income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled the following amounts for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Utility taxes	$13,158	$11,690	$31,281	$27,711

Other Expense – Net

Other expense – net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income	$284	$300	$573	$598
Interest on regulatory deferrals	23	59	68	130
Equity-related AFUDC	392	474	1,235	884
Net gain (loss) on investments	(140)	5	(37)	(629)
Other expense	(1,597)	(2,075)	(3,509)	(4,042)
Other income	235	268	235	391

Total	$(803)	$(969)	$(1,435)	$(2,668)

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

	Advantage IQ	Other	Accumulated Impairment Losses	Total
Balance as of the December 31, 2010	$20,689	$12,979	$(7,733)	$25,935
Adjustments	177	—	—	177

Balance as of the June 30, 2011	$20,866	$12,979	$(7,733)	$26,112

Accumulated impairment losses are attributable to the other businesses.

Other Intangibles

Other Intangibles primarily represent the amounts assigned to client relationships related to the Advantage IQ acquisition of Cadence Network in 2008 (estimated amortization period of 12 years), Ecos in 2009 (estimated amortization period of 3 years) and The Loyalton Group in 2010 (estimated amortization period of 6 years), software development costs (estimated amortization period of 5 to 7 years) and other. Other Intangibles are included in other intangibles, property and investments – net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Other intangible amortization	$1,264	$966	$2,153	$1,907

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2011	2012	2013	2014	2015
Estimated amortization expense	$2,277	$4,416	$3,685	$2,941	$1,696

The gross carrying amount and accumulated amortization of Other Intangibles as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010

Client relationships	$11,459	$11,459
Software development costs	20,500	19,139
Other	1,501	1,450

Total other intangibles	33,460	32,048

Client relationships accumulated amortization	(2,874)	(2,156)
Software development costs accumulated amortization	(10,351)	(8,985)
Other accumulated amortization	(875)	(806)

Total accumulated amortization	(14,100)	(11,947)

Total other intangibles – net	$19,360	$20,101

Derivative Assets and Liabilities

Derivatives are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, funds held for customers, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 9 for the Company’s fair value disclosures.

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

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual, if there is a reasonable possibility that a loss may be incurred.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU will require enhanced disclosures for fair value measurements, including quantitative sensitivity analysis of unobservable inputs used in Level 3 fair value measurements. The ASU also clarifies the FASB’s intent about the application of existing fair value measurement requirements. The Company will be required to adopt this ASU effective January 1, 2012. The Company is evaluating the impact this ASU will have on its financial condition, results of operations and disclosures.

AVISTA CORPORATION

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

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $351 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

Pursuant to orders from the WUTC and the IPUC, Avista Corp. fully amortized the $143.4 million received by the end of 2002.

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

NOTE 4. REDEEMABLE NONCONTROLLING INTERESTS AND ADVANTAGE IQ ACQUISITIONS

Advantage IQ’s acquisition of Cadence Network in July 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. These rights were not exercised during July 2011. Their redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. Additionally, certain minority shareholders and option holders of Advantage IQ have the right to put their shares back to Advantage IQ at their discretion during an annual put window.

AVISTA CORPORATION

The following details redeemable noncontrolling interests as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010

Previous owners of Cadence Network	$39,355	$38,098
Stock options and other outstanding redeemable stock	13,012	8,624

Total redeemable noncontrolling interests	$52,367	$46,722

In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million. The presentation of the buyback of Advantage IQ shares was corrected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 by reclassifying the purchase of subsidiary noncontrolling interest of $2.6 million from investing to financing activities.

On December 31, 2010, Advantage IQ acquired substantially all of the assets and liabilities of The Loyalton Group (Loyalton), a Minneapolis-based energy management firm providing energy procurement and price risk management solutions. The acquisition of Loyalton was funded primarily through available cash at Advantage IQ plus contingent consideration based on revenue targets over the next three years.

The acquired assets and liabilities assumed of Loyalton were recorded at their respective estimated fair values as of the date of acquisition. The results of operations of Loyalton are included in the condensed consolidated financial statements beginning January 1, 2011. Pro forma disclosures reflecting the effects of the acquisition of Loyalton are not presented, as the acquisition is not material to Avista Corp.’s condensed consolidated financial condition or results of operations.

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2011 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2011	776	730	23,430	49,100	503	258	10,877	50,899
2012	904	1,363	13,195	49,195	324	562	1,528	44,950
2013	398	1,107	6,880	46,018	254	1,013	1,533	34,617
2014	366	—	2,933	3,480	286	123	1,050	—
2015	379	—	675	450	286	—	—	—
Thereafter	1,315	—	—	—	1,017	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010

Number of contracts	42	29
Notional amount (in United States dollars)	$14,107	$10,916
Notional amount (in Canadian dollars)	13,736	10,989
Derivative in other current assets	137	116

AVISTA CORPORATION

Interest Rate Swap Agreements

Avista Corp. enters into forward-starting interest rate swap agreements to manage the risk associated with changes in interest rates and the impact on future interest payments. These interest rate swap agreements relate to the interest payments for anticipated debt issuances. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with changes in interest rates. The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2011 and December 31, 2010 (dollars in thousands):

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

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2011 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current assets	$137	$—	$137
Interest rate contracts	Other non-current liabilities and deferred credits	—	(1,468)	(1,468)
Commodity contracts	Current utility energy commodity derivative assets	13,224	(10,685)	2,539
Commodity contracts	Non-current utility energy commodity derivative assets	27,554	(14,490)	13,064
Commodity contracts	Current utility energy commodity derivative liabilities	5,153	(45,961)	(40,808)
Commodity contracts	Other non-current liabilities and deferred credits	4,012	(23,095)	(19,083)

Total derivative instruments recorded on the balance sheet		$50,080	$(95,699)	$(45,619)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2010 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current assets	$116	$—	$116
Interest rate contracts	Other intangibles, property and investments-net	127	—	127
Interest rate contracts	Other non-current liabilities and deferred credits	—	(53)	(53)
Commodity contracts	Current utility energy commodity derivative assets	6,293	(3,701)	2,592
Commodity contracts	Non-current utility energy commodity derivative assets	21,249	(5,988)	15,261
Commodity contracts	Current utility energy commodity derivative liabilities	5,934	(57,417)	(51,483)
Commodity contracts	Other non-current liabilities and deferred credits	1,386	(32,371)	(30,985)

Total derivative instruments recorded on the balance sheet		$35,105	$(99,530)	$(64,425)

Exposure to Demands for Collateral

The Company’s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company’s credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company’s credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to minimize capital requirements.

AVISTA CORPORATION

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2011 was $70.0 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, the Company would be required to post $38.6 million of collateral to its counterparties.

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

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $21 million in cash to the pension plan in 2010. The Company expects to contribute $26 million in cash to the pension plan in 2011 ($17.3 million was contributed in the six months ended June 30, 2011).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2011	2010	2011	2010
Three months ended June 30:
Service cost	$3,303	$2,878	$639	$219
Interest cost	6,017	5,823	1,091	631
Expected return on plan assets	(5,775)	(5,347)	(357)	(341)
Transition obligation recognition	—	—	124	126
Amortization of prior service cost	125	163	(37)	(37)
Net loss recognition	2,298	1,842	1,239	190

Net periodic benefit cost	$5,968	$5,359	$2,699	$788

Six months ended June 30:
Service cost	$6,245	$5,756	$866	$421
Interest cost	12,126	11,646	2,010	1,250
Expected return on plan assets	(11,366)	(10,694)	(800)	(682)
Transition obligation recognition	—	—	250	252
Amortization of prior service cost	244	326	(74)	(74)
Net loss recognition	4,403	3,633	1,674	528

Net periodic benefit cost	$11,652	$10,667	$3,926	$1,695

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

AVISTA CORPORATION

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2011, the Company was in compliance with this covenant.

Balances outstanding under the Company’s revolving committed lines of credit were as follows as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance outstanding at end of period	$75,000	$110,000
Letters of credit outstanding at end of period	$19,023	$27,126

Advantage IQ

In April 2011, Advantage IQ entered into a new $40.0 million three-year committed line of credit agreement with a financial institution that replaced its $15.0 million committed credit agreement that had an expiration date of May 2011. The credit agreement is secured by substantially all of Advantage IQ’s assets. There were no borrowings outstanding under Advantage IQ’s credit agreements as of June 30, 2011 and December 31, 2010.

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2011	December 31, 2010
2012	Secured Medium-Term Notes	7.37%	$7,000	$7,000
2013	First Mortgage Bonds	1.68%	50,000	50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000

	Total secured long-term debt		1,178,700	1,178,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Capital leases and other long-term debt		5,461	5,500
	Settled interest rate swaps		(512)	(951)
	Unamortized debt discount		(1,708)	(1,792)

	Total		1,186,041	1,185,557
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(7,363)	(358)

	Total long-term debt		$1,094,978	$1,101,499

(1)	In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds will be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.
(2)	In December 2010, $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, (Avista Corporation Colstrip Project) due 2034, which had been held by Avista Corp. since 2009, were refunded by a new bond issue (Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, the bonds will be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,099,100	$1,173,289	$1,099,100	$1,139,765
Nonrecourse long-term debt	52,830	59,029	58,934	64,795
Long-term debt to affiliated trusts	51,547	43,799	51,547	37,114

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

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
June 30, 2011
Assets:
Energy commodity derivatives	$—	$32,911	$17,032	$(34,340)	$15,603
Foreign currency derivatives	—	137	—	—	137
Funds held for customers (2)	67,104	—	—	—	67,104
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (3)	2,355	—	—	—	2,355
Equity securities (3)	6,484	—	—	—	6,484

Total	$77,543	$33,048	$17,032	$(34,340)	$93,283

Liabilities:
Energy commodity derivatives	$—	$84,544	$9,687	$(34,340)	$59,891
Interest rate swaps	—	1,468	—	—	1,468

Energy commodity derivatives	$—	$86,012	$9,687	$(34,340)	$61,359

December 31, 2010
Assets:
Energy commodity derivatives	$—	$15,124	$19,739	$(17,010)	$17,853
Interest rate swaps	—	127	—	—	127
Foreign currency derivatives	—	116	—	—	116
Funds held for customers (2)	100,543	—	—	—	100,543
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (3)	1,854	—	—	—	1,854
Equity securities (3)	6,211	—	—	—	6,211

Total	$110,208	$15,367	$19,739	$(17,010)	$128,304

Liabilities:
Energy commodity derivatives	$—	$93,198	$6,280	$(17,010)	$82,468
Interest rate swaps	—	53	—	—	53

Total	$—	$93,251	$6,280	$(17,010)	$82,521

(1)	The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists.
(2)	Represents amounts held in money market funds.
(3)	These assets are trading securities.

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an Executive Deferral Plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $1.2 million as of June 30, 2011 and December 31, 2010.

The following table presents activity for energy commodity derivative assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Assets		Liabilities
	2011	2010	2011	2010
Three months ended June 30:
Balance as of April 1	$20,009	$30,788	$(5,680)	$(4,896)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(2,977)	3,116	(592)	434
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(53)	989	81
Transfers from other categories (2)	—	—	(4,404)	—

Ending balance as of June 30	$17,032	$33,851	$(9,687)	$(4,381)

Six months ended June 30:
Balance as of January 1	$19,739	$57,276	$(6,280)	$(7,806)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(2,707)	(21,076)	(948)	3,344
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(2,349)	1,945	81
Transfers from other categories (2)	—	—	(4,404)	—

Ending balance as of June 30	$17,032	$33,851	$(9,687)	$(4,381)

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases.
(2)	A derivative contract was reclassified from Level 2 to Level 3 during the three months ended June 30, 2011 due to a particular unobservable input becoming more significant to the fair value measurement.

AVISTA CORPORATION

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Avista Corporation	$23,001	$25,540	$64,919	$54,350
Subsidiary earnings adjustment for dilutive securities	(96)	(43)	(170)	(78)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$22,905	$25,497	$64,749	$54,272

Denominator:
Weighted-average number of common shares outstanding-basic	57,787	55,031	57,565	54,950
Effect of dilutive securities:
Contingent stock awards	306	127	159	145
Stock options	50	73	56	76

Weighted-average number of common shares outstanding-diluted	58,143	55,231	57,780	55,171

Potential shares excluded in calculation	—	198	—	198
Earnings per common share attributable to Avista Corporation:
Basic	$0.40	$0.46	$1.13	$0.99

Diluted	$0.39	$0.46	$1.12	$0.98

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

AVISTA CORPORATION

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

California Refund Proceeding

In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In September 2005, Avista Energy submitted its cost filing claim pursuant to the FERC’s August 2005 order. The filing was initially accepted by the FERC, but in March 2011, the FERC ordered Avista Energy to remove any return on equity in a compliance filing with the CalISO, which Avista Energy did in April 2011. A challenge to Avista Energy’s cost filing by the California AG, the CPUC, PG&E and SCE was denied in July 2011 as a collateral attack on the FERC’s prior orders accepting Avista Energy’s cost filing. In July 2011, the California AG, the CPUC, PG&E and SCE filed a petition for review of the FERC’s orders regarding Avista Energy’s cost filing at the Ninth Circuit.

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In July 2011, the FERC accepted the preparatory rerun compliance filings by the CalPX and CalISO, and responded to the CalPX request for guidance on issues related to completing the final determination of “who owes what to whom.” The FERC directs both the CalISO and the CalPX to prepare and submit to the FERC their final refund rerun compliance filings. The FERC’s order also directs the CalPX to pay past due principal amounts to governmental entities. As of June 30, 2011, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

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

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. A FERC hearing on that issue is scheduled to commence in March 2012. A May 2011 FERC order denied a motion filed by Avista Energy and Avista Utilities asking that the companies be dismissed from any further proceedings involving alleged tariff violations under FPA section 309. Avista Energy and Avista Utilities sought rehearing of that ruling in June 2011. As noted above, in Docket No. EL02-115, Avista Energy and Avista Utilities were absolved of any wrongdoing related to allegations of tariff violations during 2000 and 2001 and have argued that the doctrines of res judicata and collateral estoppel preclude relitigation of the same issues. The California AG, the CPUC, PG&E and SCE also filed for rehearing of the FERC’s May 2011 order, arguing that it improperly denies them a market-wide remedy for the pre-refund period. They also filed a petition for review of the May 2011 order at the Ninth Circuit.

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

California Attorney General Complaint (the “Lockyer Complaint”)

In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the California AG that alleged violations of the FPA by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC’s adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint. In September 2004, the Ninth Circuit upheld the FERC’s market-based rate authority, but held that the FERC erred in ruling that it lacked authority to order refunds for violations of its reporting requirement. The Court remanded the case for further proceedings.

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets were given the opportunity to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In March 2010, the Presiding Administrative Law Judge (ALJ) granted the motions for summary disposition and found that a hearing was “unnecessary” because the California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” In May 2011, the FERC affirmed “in all respects” the ALJ’s decision. In June 2011, the California AG, CPUC, PG&E and SCE filed for rehearing of that order.

Based on information currently known to the Company’s management, and the ALJ’s granting of Avista Utilities and Avista Energy’s summary disposition motion, the Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

AVISTA CORPORATION

Colstrip Generating Project Complaint

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. Under the settlement, Avista Corp.’s portion of payment (which was accrued in 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows. The plaintiffs have contested the existence of any settlement, and filed a response to the motion, with the matter to be decided by the court. Although the final resolution of this complaint remains uncertain, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS), which is expected to be finalized in 2011. The actual cleanup, if any, will not occur until the RI/FS is complete. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. However, there is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, being incurred. The Company has accrued its share of the RI/FS ($0.5 million) for this matter.

Spokane River Licensing

The Company owns and operates six hydroelectric plants on the Spokane River. Five of these (Long Lake, Nine Mile, Upper Falls, Monroe Street, and Post Falls) are under one 50-year FERC license issued in June 2009 and are referred to as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. The license incorporated the 4(e) conditions that were included in the December 2008 Settlement Agreement with the United States Department of Interior and the Coeur d’Alene Tribe, as well as the mandatory conditions that were agreed to in the Idaho 401 Water Quality Certifications and in the amended Washington 401 Water Quality Certification.

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, the DOE filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company’s level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company has until May 27, 2012 to develop mitigation strategies to address the low levels of dissolved oxygen. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully identified or approved by the DOE. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA’s approval of the TMDL. The Company, the City of Coeur d’Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal. The EPA, the City of Post Falls and the Hayden Area Regional Sewer Board are currently in settlement negotiations in an attempt to resolve the appeal and obtain the necessary permits to operate their waste water treatment facilities.

The IPUC and the WUTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to implementing the license for the Spokane River Project.

AVISTA CORPORATION

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho Department of Environmental Quality (Idaho DEQ) and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the opening and modification of possibly two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of different options to abate TDG. In March 2010, the FERC approved the GSCP addendum of preliminary design for alternative abatement measures. In the second quarter of 2011, the Company completed preliminary feasibility assessments for several alternative abatement measures and determined that two alternatives will be considered for continued development. Further analysis and review of these alternatives will be completed through early 2012. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

Fish Passage at Cabinet Gorge and Noxon Rapids

In 1999, the USFWS listed bull trout as threatened under the Endangered Species Act. The Clark Fork Settlement Agreement describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company is evaluating the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies will help the Company and other parties determine the best use of funds toward continuing fish passage efforts or other bull trout population enhancement measures. In the fall of 2009, the Company selected a contractor to design a permanent upstream passage facility at Cabinet Gorge. The Company anticipates that the design and cost estimates will be completed by the end of 2012 with construction taking place in 2013 and 2014.

In January 2010, the USFWS proposed to revise its 2005 designation of critical habitat for the bull trout. The proposed revisions include the lower Clark Fork River as critical habitat. In April 2010, the Company submitted comments recommending the lower Clark Fork River be excluded from critical habitat designation based in part on the bull trout recovery efforts the Company is already undertaking. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to fish passage at Cabinet Gorge and Noxon Rapids.

Aluminum Recycling Site

In October 2009, the Company (through its subsidiary Pentzer Venture Holdings II, Inc. (Pentzer)) received notice from the DOE proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act, under Washington state law. Pentzer owns property that adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by DOE as “Aluminum Recycling – Trentwood.” Operators of the UPR property maintained piles of aluminum “black dross,” which can be designated as a state-only dangerous waste in Washington State. In the course of its business, the operators placed a portion of the aluminum dross pile on the property owned by Pentzer. Pentzer does not believe it is a contributor to any environmental contamination associated with the dross pile, and submitted a response to the DOE’s proposed findings in November 2009. In December 2009, Pentzer received notice from the DOE that it had been designated as a potentially liable party for any hazardous substances located on this site. UPR completed a RI/FS Work Plan in June 2010. At that time, UPR requested a contribution from Pentzer towards the cost of performing the RI/FS and also an access agreement to investigate the material deposited on the Pentzer property. Pentzer concluded an access agreement with UPR in October 2010. UPR commenced the remedial investigation during the fourth quarter of 2010, which is expected to be completed in 2011. Based on information currently known to the Company’s management, the Company does not expect this issue will have a material adverse effect on its financial condition, results of operations or cash flows.

Injury from Overhead Electric Line (Munderloh v. Avista)

On March 4, 2010, the plaintiff and his wife filed a complaint against Avista Corp. in Spokane County Superior Court. Plaintiffs allege that while the plaintiff was employed by a third party as a laborer at their construction site, he came into contact with Avista Corp.’s electric line, was injured and suffered economic and non-economic damages. Plaintiffs further allege that Avista Corp. was at fault for failing to relocate the overhead electric line which it controlled and operated adjacent to the construction site. In addition to economic and non-economic damages, plaintiffs also seek damages for loss of consortium, attorney’s fees and costs, prejudgment interest and punitive damages. Avista Corp. filed a Motion for Summary Judgment, which is scheduled for hearing in September 2011. Trial has been scheduled to begin in February 2012. The plaintiffs have not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability. However, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material adverse effect on its financial condition, results of operations or cash flows.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Advantage IQ	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2011:
Operating revenues	$320,423	$29,821	$10,763	$40,584	$(450)	$360,557
Resource costs	155,776	—	—	—	—	155,776
Other operating expenses	68,700	24,424	8,635	33,059	(450)	101,309
Depreciation and amortization	26,407	1,638	204	1,842	—	28,249
Income from operations	49,841	3,759	1,924	5,683	—	55,524
Interest expense (2)	17,138	125	1,165	1,290	(4)	18,424
Income taxes	12,056	1,336	191	1,527	—	13,583
Net income attributable to Avista Corporation	21,034	1,841	126	1,967	—	23,001
Capital expenditures	49,228	961	165	1,126	—	50,354
For the three months ended June 30, 2010:
Operating revenues	$326,117	$25,214	$15,451	$40,665	$(6,049)	$360,733
Resource costs	168,184	—	—	—	—	168,184
Other operating expenses	58,334	20,453	13,800	34,253	(6,049)	86,538
Depreciation and amortization	24,642	1,500	254	1,754	—	26,396
Income from operations	57,091	3,261	1,397	4,658	—	61,749
Interest expense (2)	17,878	26	1,429	1,455	(61)	19,272
Income taxes	14,667	1,194	(26)	1,168	—	15,835
Net income (loss) attributable to Avista Corporation	24,064	1,514	(38)	1,476	—	25,540
Capital expenditures	37,733	433	52	485	—	38,218
For the six months ended June 30, 2011:
Operating revenues	$758,570	$58,979	$20,494	$79,473	$(900)	$837,143
Resource costs	403,897	—	—	—	—	403,897
Other operating expenses	128,382	48,430	16,325	64,755	(900)	192,237
Depreciation and amortization	52,259	3,302	407	3,709	—	55,968
Income from operations	129,340	7,247	3,762	11,009	—	140,349
Interest expense (2)	34,495	135	2,762	2,897	(377)	37,015
Income taxes	34,310	2,590	320	2,910	—	37,220
Net income attributable to Avista Corporation	61,151	3,548	220	3,768	—	64,919
Capital expenditures	98,882	1,276	324	1,600	—	100,482
For the six months ended June 30, 2010:
Operating revenues	$750,148	$49,156	$30,525	$79,681	$(12,681)	$817,148
Resource costs	427,751	—	—	—	—	427,751
Other operating expenses	114,083	39,710	27,133	66,843	(12,681)	168,245
Depreciation and amortization	48,972	3,024	546	3,570	—	52,542
Income from operations	120,305	6,422	2,846	9,268	—	129,573
Interest expense (2)	35,706	53	2,895	2,948	(121)	38,533
Income taxes	31,627	2,338	(263)	2,075	—	33,702
Net income (loss) attributable to Avista Corporation	51,840	2,960	(450)	2,510	—	54,350
Capital expenditures	80,285	701	249	950	—	81,235
Total Assets:
As of June 30, 2011	$3,528,530	$197,790	$116,576	$314,366	$—	$3,842,896
As of December 31, 2010	$3,589,235	$221,086	$129,774	$350,860	$—	$3,940,095

AVISTA CORPORATION

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of June 30, 2011, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of equity and redeemable noncontrolling interests, and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

August 5, 2011

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

•

Advantage IQ – an indirect subsidiary of Avista Corp. (79.6 percent owned as of June 30, 2011) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Advantage IQ’s primary product lines include expense management services for utility, telecom and lease needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning and energy efficiency program management for commercial enterprises and utilities.

We have other businesses, including sheet metal fabrication, venture fund investments and real estate investments, Spokane Energy (see Note 3), as well as certain other operations of Avista Capital. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including Advanced Manufacturing and Development (AM&D), doing business as METALfx.

The following table presents net income (loss) attributable to Avista Corp. for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Avista Utilities	$21,034	$24,064	$61,151	$51,840
Advantage IQ	1,841	1,514	3,548	2,960
Other	126	(38)	220	(450)

Net income attributable to Avista Corporation	$23,001	$25,540	$64,919	$54,350

Executive Level Summary

Overall

Net income attributable to Avista Corp. was $23.0 million for the three months ended June 30, 2011, a decrease from $25.5 million for the three months ended June 30, 2010. The decrease in net income was primarily due to lower earnings at Avista Utilities (primarily due to an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes, partially offset by an increase in gross margin), partially offset by an increase in earnings at Advantage IQ and the other businesses.

Net income attributable to Avista Corp. was $64.9 million for the six months ended June 30, 2011, an increase from $54.4 million for the six months ended June 30, 2010. The increase in year-to-date net income was primarily due to an increase in earnings at Avista Utilities (primarily due to colder weather, lower power supply costs and the implementation of general rate increases, partially offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes) and partially due to an increase in earnings at Advantage IQ and the other businesses. The first quarter of 2011 was significantly colder than the first quarter of 2010, which was one of the warmest January to March periods on record in our service territory.

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

AVISTA CORPORATION

In our utility operations, we continue to regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. General rate increases went into effect in Idaho on October 1, 2010, in Washington effective December 1, 2010 and in Oregon effective March 15, 2011 and June 1, 2011. We filed general rate increase requests in Washington in May 2011 and in Idaho in July 2011.

Our utility net income was $21.0 million for the three months ended June 30, 2011, a decrease from $24.1 million for the three months ended June 30, 2010. The decrease in utility net income was due to an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes. The increase in other operating expenses was primarily due to an increase in maintenance costs (including planned major maintenance at Colstrip), pension and other postretirement benefit costs, labor and outside services. These increases in expenses were partially offset by an increase in gross margin (operating revenues less resource costs) due to general rate increases and higher retail loads caused by colder weather.

Our utility net income was $61.2 million for the six months ended June 30, 2011, an increase from $51.8 million for the six months ended June 30, 2010. Earnings for the six months ended June 30, 2011 were positively impacted by an increase in gross margin (operating revenues less resource costs). The increase in gross margin was primarily due to higher retail loads caused by colder weather and power supply costs below the amount included in base retail rates, as well as general rate increases. The increase in gross margin was partially offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes.

We are continuing to invest in generation, transmission and distribution systems to enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $98.9 million for the six months ended June 30, 2011. We expect utility capital expenditures to be about $250 million for the full year of 2011. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion at “Avista Utilities Capital Expenditures”).

Advantage IQ

Advantage IQ had net income attributable to Avista Corp. of $1.8 million for the three months ended June 30, 2011, an increase from $1.5 million for the three months ended June 30, 2010. Advantage IQ had net income attributable to Avista Corp. of $3.5 million for the six months ended June 30, 2011, an increase from $3.0 million for the six months ended June 30, 2010. The increase for both periods of 2011 as compared to 2010 was primarily due to strong growth in energy management services, moderate growth from expense management, as well as the acquisition of The Loyalton Group (Loyalton) effective December 31, 2010. The acquisition of Loyalton was funded primarily through available cash at Advantage IQ plus contingent consideration based on revenue targets over the next three years. Advantage IQ’s earnings potential continues to be moderated by low short-term interest rates, which limits interest revenue on funds held for customers.

The acquisition of Cadence Network in July 2008 was funded with the issuance of Advantage IQ common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Advantage IQ common stock redeemed by Advantage IQ during July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. These redemption rights were not exercised in July 2011. The redemption price would be determined based on the fair market value of Advantage IQ at the time of the redemption election as determined by certain independent parties. As of June 30, 2011, there were redeemable noncontrolling interests of $39.4 million related to these redemption rights. Should the previous owners of Cadence Network exercise their redemption rights, Advantage IQ will seek the necessary funding through its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources. In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million.

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

Other Businesses

Net income attributable to Avista Corp. for these operations was $0.1 million for the three months ended June 30, 2011 compared to a net loss of less than $0.1 million for the three months ended June 30, 2010. Net income attributable to Avista Corp. for these operations was $0.2 million for the six months ended June 30, 2011 compared to a net loss of $0.5 million for the six months ended June 30, 2010. The improvement in results for both periods of 2011 as compared to 2010 was due in part to increased earnings at METALfx. On a year-to-date basis, a decrease in the net loss on investments also contributed to the improvement in results.

AVISTA CORPORATION

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

In February 2011, we entered into a new committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2015 that replaced our $320.0 million and $75.0 million committed lines of credit that had expiration dates in April 2011. As of June 30, 2011, there were $75.0 million of cash borrowings and $19.0 million in letters of credit outstanding. As of June 30, 2011, we had $306.0 million of available liquidity under our committed line of credit.

We are planning, subject to market conditions, to remarket $83.7 million of Pollution Control Bonds in 2011. We are currently the holder of all bonds to be remarketed and, accordingly, would receive the proceeds.

In the six months ended June 30, 2011, we issued $15.9 million of common stock, including $12.1 million under a sales agency agreement. As of June 30, 2011, we had 0.5 million shares available to be issued under this agreement.

We expect to issue up to $25 million of common stock in 2011 (including issuances during the first six months of the year) in order to maintain our capital structure at an appropriate level for our business. After considering the issuances of common stock during 2011, we expect net cash flows from operating activities, together with cash available under our $400.0 million committed line of credit agreement to provide adequate resources to fund:

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington in May 2011 and in Idaho in July 2011. The following is a summary of our authorized rates of return in each jurisdiction:

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

AVISTA CORPORATION

On May 16, 2011, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall electric rate increase of 9.1 percent and an overall natural gas rate increase of 4.0 percent. The filings are designed to increase annual base electric revenues by $38.3 million and increase annual base natural gas revenues by $6.2 million. Our requests are based on a proposed overall rate of return of 8.23 percent, with a common equity ratio of 48.04 percent and a 10.9 percent return on equity. The process can take up to 11 months for the WUTC to issue a decision.

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

The settlement agreement includes a rate mitigation plan under which the impact on customers of the new rates is reduced by amortizing $11.1 million ($17.5 million when grossed up for income taxes and other revenue-related items) of previously deferred state income taxes over a two-year period as a credit to customers. While our cash collections from customers are reduced by this amortization during the two-year period, the mitigation plan has no impact on our net income. Retail rates will increase on October 1, 2011 and October 1, 2012 as the previous deferred state income tax balance is amortized.

On July 5, 2011, we filed electric and natural gas general rate cases with the IPUC. We have requested an overall electric rate increase of 3.7 percent and an overall natural gas rate increase of 2.7 percent. The filings are designed to increase annual base electric revenues by $9.0 million and increase annual base natural gas revenues by $1.9 million. Our requests are based on a proposed overall rate of return of 8.49 percent, with a common equity ratio of 50.15 percent and a 10.9 percent return on equity. The process can generally take up to 7 months for the IPUC to issue a decision.

Oregon General Rate Cases

In March 2011, the OPUC approved an all-party settlement stipulation in our general rate case that was filed in September 2010. The settlement provides for an overall rate increase of 3.1 percent for our Oregon customers, designed to increase annual revenues by $3.0 million. Part of the rate increase became effective March 15, 2011, with the remaining increase effective June 1, 2011. An additional rate adjustment designed to increase revenues by $0.6 million will occur on June 1, 2012 to recover capital costs associated with certain reinforcement and replacement projects upon a demonstration that such projects are complete and the costs were prudently incurred.

Purchased Gas Adjustments

Effective November 1, 2010, natural gas rates increased 4.6 percent in Washington and 4.3 percent in Idaho, while decreasing 3.2 percent in Oregon. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $13.4 million as of June 30, 2011, a decrease from $22.1 million as of December 31, 2010.

Oregon Senate Bill 408

Oregon Senate Bill 408 (OSB 408) was repealed by Oregon Senate Bill 967 in May 2011. Income taxes will be reviewed in general rate cases, but there will no longer be annual true-ups of the difference between actual and authorized amounts of income taxes as previously required under OSB 408. The 2009 tax report is the last year subject to a rate adjustment under OSB 408. In April 2011, the OPUC approved a settlement stipulation to refund $1.2 million (including interest), which was previously accrued, to Oregon customers for the 2009 tax report year.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. In the 2010 Washington general rate case settlement, the parties agreed that there would be no deferrals under the ERM in 2010. Deferrals under the ERM resumed in 2011. Total net deferred power costs under the ERM were a liability of $2.2 million as of June 30, 2011.

The difference in net power supply costs under the ERM primarily results from changes in:

•	short-term wholesale market prices and sales and purchase volumes,

•	the level of hydroelectric generation,

•	the level of thermal generation (including changes in fuel prices), and

AVISTA CORPORATION

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

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
+/- $0 – $4 million	0%	100%
+ between $4 million – $10 million	50%	50%
- between $4 million – $10 million	75%	25%
+/- excess over $10 million	90%	10%

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

We have a Power Cost Adjustment (PCA) mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory asset of $7.5 million as of June 30, 2011.

Natural Gas Transmission

In response to natural gas pipeline incidents (not within our service territory), members of the United States Congress are proposing various additional regulations to address public safety concerns. Regulations have been proposed to require automatic shut-off valves on pipeline mains; increase installation of excess flow valves on gas service piping, increase “high consequence area” boundaries as well as to provide additional scrutiny on existing emergency preparedness plans, quality assurance plans and damage prevention programs and broader federal oversight including broader use of fines and penalties to pipeline operators.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Utility revenues decreased $5.7 million, after elimination of intracompany revenues of $23.8 million. Including intracompany revenues, electric revenues increased $3.9 million and natural gas revenues increased $14.1 million. Retail electric revenues increased $12.9 million due to general rate increases and an increase in volumes caused by colder weather. In addition, sales of fuel increased $13.0 million (reflecting lower usage of our thermal generating plants and sales of natural gas fuel not used in generation). These increases in electric revenues were partially offset by a decrease in wholesale electric revenues of $22.9 million (due to a decrease in wholesale prices and volumes). Retail natural gas revenues increased $7.5 million due to an increase in volumes caused by colder weather and prices from rate increases, while wholesale natural gas revenues increased $7.6 million (due to increased volumes and wholesale prices).

AVISTA CORPORATION

Non-utility revenues increased $5.5 million to $40.6 million primarily as a result of Advantage IQ’s revenues increasing $4.6 million due to moderate growth in expense management and energy management services, as well as the acquisition of Loyalton effective December 31, 2010. Revenues from our other businesses increased $0.9 million, primarily due to increased sales at METALfx.

Utility resource costs decreased $12.4 million, after elimination of intracompany resource costs of $23.8 million. Including intracompany resource costs, electric resource costs increased $1.4 million and natural gas resource costs increased $9.9 million. The increase in electric resource costs was primarily due to an increase in other fuel costs (reflecting an increase in thermal generation optimization and lower usage of our thermal plants) and the amortization of deferred power supply costs, partially offset by a decrease in fuel costs (due to lower thermal generation) and power purchased (due in part to higher hydroelectric generation). The increase in natural gas resource costs was primarily due to an increase in natural gas purchased and a decrease in the amortization of the deferred natural gas cost liability.

Utility other operating expenses increased $10.4 million primarily due to increased maintenance expenses (including planned major maintenance at Colstrip), pensions and other postretirement benefits, labor and outside services.

Utility depreciation and amortization increased $1.8 million driven by additions to utility plant.

Utility taxes other than income taxes increased $1.8 million primarily reflecting higher retail revenue related taxes, as well as increased property taxes.

Non-utility other operating expenses increased $4.4 million primarily reflecting an increase of $4.0 million for Advantage IQ reflecting increased costs necessary for current and future business growth and the acquisition of Loyalton.

Interest expense decreased $0.8 million primarily due to refinancing transactions completed in December 2010 that lowered our effective rate on long-term debt. This was partially offset by higher interest rates on short-term borrowings.

Income taxes decreased $2.3 million and our effective tax rate was 36.6 percent for the second quarter of 2011 compared to 37.8 percent for the second quarter of 2010. This decrease was due to a decrease in income before income taxes. The effective tax rate decreased due to regulatory accounting treatment impacting the timing of recognition for deferred state income taxes.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Utility revenues increased $8.4 million, after elimination of intracompany revenues of $40.8 million. Including intracompany revenues, electric revenues increased $23.6 million and natural gas revenues increased $25.6 million. Retail electric revenues increased $38.1 million due to general rate increases and an increase in volumes caused by colder weather. In addition, sales of fuel increased $35.3 million (reflecting lower usage of our thermal generating plants and sales of natural gas fuel not used in generation). These increases in electric revenues were partially offset by a decrease in wholesale electric revenues of $50.5 million (due to a decrease in wholesale prices and volumes). Retail natural gas revenues increased $35.6 million due to an increase in volumes caused by colder weather and prices from rate increases, while wholesale natural gas revenues decreased $9.5 million (primarily due to decreased wholesale prices).

Non-utility revenues increased $11.6 million to $79.5 million primarily as a result of Advantage IQ’s revenues increasing $9.8 million due to moderate growth in expense management and energy management services, as well as the acquisition of Loyalton effective December 31, 2010. Revenues from our other businesses increased $1.8 million, primarily due to increased sales at METALfx.

Utility resource costs decreased $23.9 million, after elimination of intracompany resource costs of $40.8 million. Including intracompany resource costs, electric resource costs increased $6.6 million and natural gas resource costs increased $10.3 million. The increase in electric resource costs was primarily due to an increase in other fuel costs (reflecting an increase in thermal generation optimization and lower usage of our thermal plants) and the amortization of deferred power supply costs, partially offset by a decrease in fuel costs (due to lower thermal generation) and power purchased (due in part to higher hydroelectric generation). The decrease in natural gas resource costs was primarily due to a decrease in the amortization of the deferred natural gas cost liability.

AVISTA CORPORATION

Utility other operating expenses increased $14.3 million primarily due to increased maintenance expenses (including planned major maintenance at Colstrip), pensions and other postretirement benefits, labor and outside services.

Utility depreciation and amortization increased $3.3 million driven by additions to utility plant.

Utility taxes other than income taxes increased $5.7 million primarily reflecting higher retail revenue related taxes, as well as increased property taxes.

Non-utility other operating expenses increased $9.7 million primarily reflecting an increase of $8.7 million for Advantage IQ reflecting increased costs necessary for current and future business growth and the acquisition of Loyalton.

Interest expense decreased $1.5 million primarily due to refinancing transactions completed in December 2010 that lowered our effective rate on long-term debt. This was partially offset by higher interest rates on short-term borrowings.

Other expense-net decreased $1.2 million primarily due to net losses on investments of less than $0.1 million in the first half of 2011 compared to net losses of $0.6 million in the first half of 2010. The decrease was also partially due to an increase in equity-related AFUDC of $0.4 million.

Income taxes increased $3.5 million and our effective tax rate was 36.1 percent for the six months ended June 30, 2011 compared to 37.8 percent for the six months ended June 30, 2010. This increase in expense was due to an increase in income before income taxes. The effective tax rate decreased due to regulatory accounting treatment impacting the timing of recognition for deferred state income taxes.

Avista Utilities

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net income for Avista Utilities was $21.0 million for the three months ended June 30, 2011, a decrease from $24.1 million for the three months ended June 30, 2010. Avista Utilities’ income from operations was $49.8 million for the three months ended June 30, 2011 compared to $57.1 million for the three months ended June 30, 2010. The decrease in net income and income from operations was primarily due to an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes, partially offset by an increase in gross margin (operating revenues less resource costs).

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$226,277	$222,356	$117,901	$103,761	$(23,755)	$—	$320,423	$326,117
Resource costs	91,608	90,166	87,923	78,018	(23,755)	—	155,776	168,184

Gross margin	$134,669	$132,190	$29,978	$25,743	$—	$—	$164,647	$157,933

Avista Utilities’ operating revenues decreased $5.7 million and resource costs decreased $12.4 million, which resulted in an increase of $6.7 million in gross margin. The gross margin on electric sales increased $2.5 million and the gross margin on natural gas sales increased $4.2 million. The increase in electric and natural gas gross margin was due to general rate increases and colder weather that increased retail loads.

Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). The magnitude of these transactions in prior years was immaterial, but increased significantly in 2010 with the addition of the natural gas-fired Lancaster Plant to our electric resource mix. All transactions for 2010 were recorded in the fourth quarter of 2010. These transactions are eliminated in the presentation of Avista Utilities total results and in the consolidated financial statements.

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2011	2010	2011	2010
Residential	$67,136	$60,844	766	758
Commercial	65,998	61,819	731	724
Industrial	30,600	28,202	534	527
Public street and highway lighting	1,714	1,657	6	7

Total retail	165,448	152,522	2,037	2,016
Wholesale	14,691	37,639	773	1,047
Sales of fuel	40,620	27,595	—	—
Other	5,518	4,600	—	—

Total	$226,277	$222,356	2,810	3,063

Retail electric revenues increased $12.9 million due to an increase in total MWhs sold (increased revenues $1.7 million) primarily due to an increase in use per customer as a result of colder weather, and an increase in revenue per MWh (increased revenues $11.2 million). The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues decreased $22.9 million due to a decrease in sales prices (decreased revenues $17.7 million) and a decrease in sales volumes (decreased revenues $5.2 million).

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. These revenues increased $13.0 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization and lower usage of our thermal generation plants in 2011 as compared to 2010. This was due in part to increased hydroelectric generation. In the second quarter of 2011, $6.5 million of these sales were made to our natural gas operations and are reflected as intracompany revenues and resource costs.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM and the PCA mechanism.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2011	2010	2011	2010
Residential	$40,608	$36,311	36,332	33,879
Commercial	20,337	17,290	22,053	19,591
Interruptible	598	679	1,040	1,066
Industrial	1,061	853	1,392	1,169

Total retail	62,604	55,133	60,817	55,705
Wholesale	52,015	44,458	124,989	115,350
Transportation	1,637	1,754	35,526	32,793
Other	1,645	2,416	99	90

Total	$117,901	$103,761	221,431	203,938

Retail natural gas revenues increased $7.5 million due to an increase in volumes (increased revenues $5.3 million) and higher retail rates (increased revenues $2.2 million). We sold more retail natural gas in the second quarter of 2011 as compared to second quarter of 2010 primarily due to colder weather. The increase in retail rates reflects purchased gas adjustments, as well as general rate increases.

Wholesale natural gas revenues increased $7.6 million due to an increase in prices (increased revenues $3.6 million) and volumes (increased revenues $4.0 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement and resource optimization process. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. In the second quarter of 2011, $17.3 million of these sales were made to our electric generation operations and are reflected as intracompany revenues and resource costs. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2011	2010	2011	2010
Residential	315,952	314,297	284,165	282,199
Commercial	39,557	39,482	33,538	33,442
Interruptible	—	—	35	37
Industrial	1,372	1,378	253	254
Public street and highway lighting	453	447	—	—

Total retail customers	357,334	355,604	317,991	315,932

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2011	2010
Electric resource costs:
Power purchased	$29,236	$35,309
Power cost amortizations, net	2,284	(4,851)
Fuel for generation	12,875	21,333
Other fuel costs	39,312	29,384
Other regulatory amortizations, net	3,724	4,698
Other electric resource costs	4,177	4,293

Total electric resource costs	91,608	90,166

Natural gas resource costs:
Natural gas purchased	88,279	80,422
Natural gas cost amortizations, net	(2,087)	(4,741)
Other regulatory amortizations, net	1,731	2,337

Total natural gas resource costs	87,923	78,018

Intracompany resource costs	(23,755)	—

Total resource costs	$155,776	$168,184

Power purchased decreased $6.1 million due to a decrease in the volume of power purchases (decreased costs $9.3 million), partially offset by an increase in wholesale prices (increased costs $3.2 million). The decrease in the volume of the power purchases was due in part to an increase in hydroelectric generation.

Net amortization of deferred power costs was $2.3 million for the second quarter of 2011 compared to net deferrals of $4.9 million for the second quarter of 2010. During the second quarter of 2011, we recovered (collected as revenue) $4.3 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the second quarter of 2011 actual power supply costs were above the amount included in base retail rates in both Washington and Idaho. As such, we deferred $1.5 million in Idaho and $0.6 million in Washington.

Fuel for generation decreased $8.5 million primarily due to a decrease in thermal generation. This was due in part to an increase in hydroelectric generation.

Other fuel costs increased $9.9 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $7.9 million due to an increase in the total therms purchased (increased costs $7.0 million) and an increase in the price of natural gas (increased costs $0.9 million). Total therms purchased increased due to an increase in retail loads (resulting from colder weather) and an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the second quarter of 2011, natural gas resource costs were reduced by $2.1 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas adjustments.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net income for Avista Utilities was $61.2 million for the six months ended June 30, 2011, an increase from $51.8 million for the six months ended June 30, 2010. Avista Utilities’ income from operations was $129.3 million for the six months ended June 30, 2011 compared to $120.3 million for the six months ended June 30, 2010. The increase in net income and income from operations was primarily due to an increase in gross margin (operating revenues less resource costs), partially offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes.

AVISTA CORPORATION

The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$498,228	$474,613	$301,133	$275,535	$(40,791)	$—	$758,570	$750,148
Resource costs	228,657	222,045	216,031	205,706	(40,791)	—	403,897	427,751

Gross margin	$269,571	$252,568	$85,102	$69,829	$—	$—	$354,673	$322,397

Avista Utilities’ operating revenues increased $8.4 million and resource costs decreased $23.9 million, which resulted in an increase of $32.3 million in gross margin. The gross margin on electric sales increased $17.0 million and the gross margin on natural gas sales increased $15.3 million. The increase in electric gross margin was due to colder weather that increased retail loads, power supply costs below the amount included in base retail rates (due to improved hydroelectric generation and lower purchased power and fuel costs) and general rate increases. During the first half of 2011, we recognized a benefit of $4.7 million under the ERM in Washington compared to an expense of $2.8 million for the first half of 2010. The increase in our natural gas gross margin was primarily due to colder weather that increased retail loads and partially due to general rate increases.

Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). The magnitude of these transactions in prior years was immaterial, but increased significantly in 2010 with the addition of the natural gas-fired Lancaster Plant to our electric resource mix. All transactions for 2010 were recorded in the fourth quarter of 2010. These transactions are eliminated in the presentation of Avista Utilities total results and in the consolidated financial statements.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2011	2010	2011	2010
Residential	$170,381	$147,423	1,941	1,808
Commercial	136,187	126,669	1,506	1,471
Industrial	60,049	54,549	1,048	1,009
Public street and highway lighting	3,473	3,372	13	13

Total retail	370,090	332,013	4,508	4,301
Wholesale	33,742	84,201	1,369	1,966
Sales of fuel	84,993	49,707	—	—
Other	9,403	8,692	—	—

Total	$498,228	$474,613	5,877	6,267

Retail electric revenues increased $38.1 million due to an increase in total MWhs sold (increased revenues $17.0 million) primarily due to an increase in use per customer as a result of colder weather, and an increase in revenue per MWh (increased revenues $21.1 million). Compared to 2010, residential electric use per customer increased 7 percent and commercial use per customer increased 2 percent. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues decreased $50.5 million due to a decrease in sales prices (decreased revenues $35.7 million) and a decrease in sales volumes (decreased revenues $14.8 million). The decrease in sales volumes was primarily due to decreased wholesale power optimization and higher than expected retail sales caused by colder weather.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market as sales of fuel. These revenues increased $35.3 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization and lower usage of our thermal generation plants in 2011 as compared to 2010. This was due in part to increased hydroelectric generation. In the first half of 2011, $12.9 million of these sales were made to our natural gas operations and are reflected as intracompany revenues and resource costs.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM and the PCA mechanism.

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2011	2010	2011	2010
Residential	$127,785	$105,035	121,790	104,584
Commercial	64,921	52,359	72,385	60,721
Interruptible	1,427	1,495	2,498	2,369
Industrial	2,343	2,010	3,050	2,791

Total retail	196,476	160,899	199,723	170,465
Wholesale	97,038	106,576	239,519	237,903
Transportation	3,441	3,319	80,122	72,479
Other	4,178	4,741	332	281

Total	$301,133	$275,535	519,696	481,128

Retail natural gas revenues increased $35.6 million due to an increase in volumes (increased revenues $28.8 million) and higher retail rates (increased revenues $6.8 million). We sold more retail natural gas in the first half of 2011 as compared to first half of 2010 primarily due to colder weather. Compared to 2010, residential natural gas use per customer increased 16 percent and commercial use per customer increased 19 percent. The increase in retail rates reflects purchased gas adjustments, as well as general rate increases.

Wholesale natural gas revenues decreased $9.5 million due to a decrease in prices (decreased revenues $10.2 million), partially offset by an increase in volumes (increased revenues $0.7 million). Wholesale sales reflect the sale of natural gas in excess of load requirements as part of the natural gas procurement and resource optimization process. Additionally, we engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. In the first half of 2011, $27.9 million of these sales were made to our electric generation operations and are reflected as intracompany revenues and resource costs. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2011	2010	2011	2010
Residential	316,551	314,714	284,666	282,526
Commercial	39,566	39,476	33,587	33,466
Interruptible	—	—	35	37
Industrial	1,370	1,374	251	253
Public street and highway lighting	453	447	—	—

Total retail customers	357,940	356,011	318,539	316,282

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2011	2010
Electric resource costs:
Power purchased	$83,797	$88,950
Power cost amortizations, net	13,044	(1,139)
Fuel for generation	28,843	66,292
Other fuel costs	86,524	52,146
Other regulatory amortizations, net	7,686	9,577
Other electric resource costs	8,763	6,219

Total electric resource costs	228,657	222,045

Natural gas resource costs:
Natural gas purchased	216,577	214,007
Natural gas cost amortizations, net	(8,895)	(14,795)
Other regulatory amortizations, net	8,349	6,494

Total natural gas resource costs	216,031	205,706

Intracompany resource costs	(40,791)	—

Total resource costs	$403,897	$427,751

Power purchased decreased $5.2 million due to a decrease in the volume of power purchases (decreased costs $9.5 million), partially offset by an increase in wholesale prices (increased costs $4.3 million). The decrease in the volume of the power purchases was due in part to an increase in hydroelectric generation.

AVISTA CORPORATION

Net amortization of deferred power costs was $13.0 million for the six months ended June 30, 2011 compared to $1.1 million of net deferrals for the six months ended June 30, 2010. During the first half of 2011, we recovered (collected as revenue) $9.4 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the first half of 2011 actual power supply costs were below the amount included in base retail rates in both Washington and Idaho. This was due to improved hydroelectric generation and lower purchased power and fuel costs. As such, we deferred $1.5 million in Idaho and $2.1 million in Washington for future rebate to customers.

Fuel for generation decreased $37.4 million primarily due to a decrease in thermal generation. This was due in part to an increase in hydroelectric generation.

Other fuel costs increased $34.4 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased increased $2.6 million due to an increase in the total therms purchased (increased costs $15.2 million), offset by a decrease in the price of natural gas (decreased costs $12.6 million). Total therms purchased increased due to an increase in retail loads (resulting from colder weather) and a slight increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas. During the first half of 2011, natural gas resource costs were reduced by $8.9 million reflecting the rebate of a deferred liability for natural gas costs through the purchased gas adjustments.

Advantage IQ

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Advantage IQ’s net income attributable to Avista Corp. was $1.8 million for the three months ended June 30, 2011 compared to $1.5 million for the three months ended June 30, 2010. Operating revenues increased $4.6 million and operating expenses increased $4.1 million. The increase in net income attributable to Avista Corp. and operating revenues was primarily due to strong growth in energy management services, moderate growth in expense management, as well as the acquisition of Loyalton effective December 31, 2010. The increase in operating expenses primarily reflects increased costs necessary for current and future business growth and the acquisition of Loyalton. As of June 30, 2011, Advantage IQ had 542 customers representing 368,000 billed sites in North America. In the six months ended June 30, 2011, Advantage IQ managed bills totaling $4.6 billion, an increase of $0.4 billion, or 10 percent, as compared to the six months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Advantage IQ’s net income attributable to Avista Corp. was $3.5 million for the six months ended June 30, 2011 compared to $3.0 million for the six months ended June 30, 2010. Operating revenues increased $9.8 million and operating expenses increased $9.0 million. The increase in net income attributable to Avista Corp. and operating revenues was primarily due to strong growth in energy management services, moderate growth in expense management, as well as the acquisition of Loyalton effective December 31, 2010. The increase in operating expenses primarily reflects increased costs necessary for current and future business growth and the acquisition of Loyalton. In the six months ended June 30, 2011, Advantage IQ managed bills totaling $9.5 billion, an increase of $1.1 billion, or 14 percent, as compared to the six months ended June 30, 2010. The increase was due to an increase in both the average value of each bill processed and the number of accounts managed.

Other Businesses

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net income attributable to Avista Corp. from these operations was $0.1 million for the three months ended June 30, 2011 compared to a net loss of less than $0.1 million for the three months ended June 30, 2010. Operating revenues decreased $4.7 million and operating expenses decreased $5.2 million. The decrease in operating revenues and operating expenses was primarily due to the assignment of the Lancaster power purchase agreement (PPA) to Avista Corp. in December 2010. The improvement in results for these businesses was primarily due to increased earnings at METALfx, which had net income of $0.5 million for the second quarter of 2011 compared to $0.2 million for the second quarter of 2010.

AVISTA CORPORATION

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net income attributable to Avista Corp. from these operations was $0.2 million for the six months ended June 30, 2011 compared to a net loss of $0.5 million for the six months ended June 30, 2010. Operating revenues decreased $10.0 million and operating expenses decreased $10.9 million. The decrease in operating revenues and operating expenses was primarily due to the assignment of the Lancaster PPA to Avista Corp. in December 2010. The improvement in results for these businesses was primarily due to increased earnings at METALfx, which had net income of $0.8 million for the six months ended June 30, 2011 compared to $0.2 million for the six months ended June 30, 2010.

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

Liquidity and Capital Resources

Review of Cash Flow Statement

Overall During the six months ended June 30, 2011, positive cash flows from operating activities of $163.5 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $98.9 million and dividends of $31.7 million. We were also able to reduce short-term borrowings by $35.0 million.

Operating Activities Net cash provided by operating activities was $163.5 million for the six months ended June 30, 2011 compared to $114.8 million for the six months ended June 30, 2010. Net cash provided by working capital components was $26.8 million for the six months ended June 30, 2011, compared to $1.4 million for the six months ended June 30, 2010. The net cash provided during the six months ended June 30, 2011 primarily reflects positive cash flows from accounts receivable (representing a seasonal decrease in receivables outstanding). These positive cash flows were partially offset by net cash outflows related to accounts payable.

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

Net amortization of deferred power and natural gas costs was $4.1 million for the six months ended June 30, 2011 compared to net deferrals of $15.9 million for the six months ended June 30, 2010. Contributions to our defined benefit pension plan were $17.3 million for the six months ended June 30, 2011 compared to $14.0 million for the six months ended June 30, 2010. Cash paid for interest decreased to $34.5 million for the six months ended June 30, 2011, compared to $36.7 million for the six months ended June 30, 2010.

Investing Activities Net cash used in investing activities was $64.0 million for the six months ended June 30, 2011, a decrease compared to $85.2 million for the six months ended June 30, 2010. Utility property capital expenditures increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, and funds held from customers at Advantage IQ decreased by $33.4 million (compared to an increase of $3.2 million for the six months ended June 30, 2010). Typically, funds held from customers represents one day of deposits from customers, which are disbursed the following business day. As December 31, 2010 was a business holiday, Advantage IQ was holding two days of deposits from customers at the end of 2010.

Financing Activities Net cash used in financing activities was $99.0 million for the six months ended June 30, 2011 compared to $28.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, our short-term borrowings decreased $35.0 million. Cash dividends paid increased to $31.7 million (or 55 cents per share) for the six months ended June 30, 2011 from $27.5 million (or 50 cents per share) for the six months ended June 30, 2010. We issued $15.9 million of common stock during the six months ended June 30, 2011, including $12.1 million under a sales agency agreement. Additionally, customer funds obligations at Advantage IQ decreased by $33.4 million (see explanation under “Investing Activities”).

AVISTA CORPORATION

During the six months ended June 30, 2010, our short-term borrowings decreased $2.0 million. We issued $9.5 million of common stock during the six months ended June 30, 2010, including $8.8 million under a sales agency agreement.

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

We periodically file for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to move our earned returns closer to those allowed by regulators. See further details in the section “Avista Utilities – Regulatory Matters.”

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

As of June 30, 2011, we had $306.0 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2015, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. Price movements and/or a downgrade in our credit ratings may impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” and energy prices decreased by 15 percent in the first year and 20 percent in subsequent years, we estimate, based on our positions outstanding at June 30, 2011, that we would potentially be required to post additional collateral of up to $116 million. The additional collateral amount is higher than the amount disclosed in Note 5 of the Notes to Condensed Consolidated Financial Statements because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of June 30, 2011, we had two interest rate swap agreements outstanding with a notional amount totaling $50 million and a mandatory cash settlement date of July 2012. We have not posted any collateral under these interest rate swap agreements.

AVISTA CORPORATION

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law in July 2010. The Dodd-Frank Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) for certain swaps (which include a variety of derivative instruments) and the users of such swaps, that previously had been largely exempted from regulation.

A variety of rules must be adopted by federal agencies (including the CFTC, SEC and the FERC) to implement the Dodd-Frank Act. These rules being developed and implemented will clarify the impact of the Dodd-Frank Act on Avista Corp., which may be significant.

Under the Dodd-Frank Act, “Swap Dealers” and “Major Swap Participants” generally will be required to collect minimum initial and variation margin from their counterparties for non-cleared swaps, however the requirement varies with the type of counterparty and the regulator of the “Major Swap Participant” or “Swap Dealer.” Avista Corp. should be categorized as a counterparty that is a non-financial end user for the purposes of Dodd-Frank, i.e., as a non-financial entity that engages in derivatives to hedge commercial risk. Under a proposed rule issued by the CFTC, swap dealers and major swap participants subject to regulation by the CFTC would not be required to collect initial or variation margin from counterparties that are non-financial end users. However, five federal regulators of banks issued a proposed rule that swap dealers and major swap participants subject to their jurisdiction would be required to collect initial and variation margin from non-financial entities, but would have the discretion to set thresholds for posting (unsecured credit limits). The SEC has not yet issued a proposed rule with respect to security-based swap dealers or security-based major swap participants. However, notwithstanding levels of margin required by regulation (or the lack thereof), concern remains that swap dealer and major swap participant counterparties will pass along their increased capital and interdealer margin costs through higher prices and reductions in thresholds for posting.

The Dodd-Frank Act also requires swaps to be cleared and traded on exchanges or swap execution facilities. Such clearing requirements would result in a significant change from our current practice of bilaterally negotiated credit terms. An exemption to mandatory clearing is available under Dodd-Frank for counterparties that are non-financial end users, however the cost of entering into a non-cleared swap that is available as a cleared swap may be greater.

We will continue to monitor developments including certain proposals to delay various implementation steps defined in the Act. We cannot predict the impact the Dodd-Frank Act may ultimately have on our operations.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$7,363	0.3%	$358	—%
Current portion of nonrecourse long-term debt	13,052	0.5	12,463	0.5
Short-term borrowings	75,000	3.1	110,000	4.5
Long-term debt to affiliated trusts	51,547	2.1	51,547	2.1
Nonrecourse long-term debt	39,778	1.6	46,471	1.9
Long-term debt	1,094,978	44.7	1,101,499	45.0

Total debt	1,281,718	52.3	1,322,338	54.0
Total Avista Corporation stockholders’ equity	1,168,135	47.7	1,125,784	46.0

Total	$2,449,853	100.0%	$2,448,122	100.0%

We need to finance capital expenditures and additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $42.4 million during the six months ended June 30, 2011 primarily due to net income and the issuance of common stock, partially offset by dividends.

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

AVISTA CORPORATION

We are planning to issue up to $25 million of common stock in 2011 (including issuances during the first six months of the year) in order to maintain our capital structure at an appropriate level for our business. In the six months ended June 30, 2011, we issued $15.9 million of common stock, including $12.1 million under a sales agency agreement. As of June 30, 2011, we had 0.5 million shares available to be issued under this agreement.

In February 2011, we entered into a new committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2015 that replaced our $320.0 million and $75.0 million committed lines of credit that had expiration dates in April 2011.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2011, we were in compliance with this covenant with a ratio of 52.3 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our revolving committed lines of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2011	2010
Balance outstanding at end of period	$75,000	$85,000
Letters of credit outstanding at end of period	$19,023	$24,115
Maximum balance outstanding during the period	$110,000	$100,000
Average balance outstanding during the period	$71,191	$67,110
Average interest rate during the period	1.32%	0.59%
Average interest rate at end of period	1.48%	0.53%

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2011, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements.

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

Advantage IQ Credit Agreement

In April 2011, Advantage IQ entered into a new $40.0 million three-year committed line of credit agreement with a financial institution that replaced its $15.0 million committed credit agreement that had an expiration date of May 2011. The credit agreement is secured by substantially all of Advantage IQ’s assets. There were no borrowings outstanding under Advantage IQ’s credit agreements as of June 30, 2011 and December 31, 2010.

Advantage IQ Redeemable Stock

In 2007, Advantage IQ amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Advantage IQ providing the shares are held for a minimum of six months. Stock is reacquired at fair market value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $13.0 million as of June 30, 2011 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Advantage IQ employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $39.4 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Advantage IQ in July 2011 or July 2012 if Advantage IQ is not liquidated through either an initial public offering or sale of the business to a third party. Their redemption rights expire July 31, 2012. These redemption rights were not exercised in July 2011. Should the previous owners of Cadence Network exercise their redemption rights, Advantage IQ will seek the necessary funding through its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources. In January 2011, Avista Capital purchased shares held by one of the previous owners of Cadence Network for $5.6 million.

AVISTA CORPORATION

Pension Plan

As of June 30, 2011, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $21 million to the pension plan in 2010. We expect to contribute $26 million to the pension plan in 2011 ($17.3 million was contributed in the six months ended June 30, 2011). We expect to contribute a total of $110 million to the pension plan in the period 2012 through 2015. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Credit and Nonperformance Risk” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of August 5, 2011:

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

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2010 Form 10-K, with the following exceptions:

In June 2011, we entered (through a request for proposals issued in February 2011) into a 30-year power purchase agreement (PPA) to acquire all of the power produced by a wind project being developed in Whitman County, Washington. It is expected that the wind project will have a nameplate capacity of approximately 100 megawatts and produce approximately 40 average megawatts with deliveries beginning in the second half of 2012. The power purchased from the project will help to meet our renewable portfolio standards requirements under Washington state law, as well as provide a new energy resource to serve our system retail load requirements. This contract was entered in the ordinary course of our utility business and we believe the cost of the PPA will be recovered through retail rates.

AVISTA CORPORATION

As of June 30, 2011, we had $75.0 million of borrowings outstanding under our committed line of credit. There were $110.0 million in borrowings outstanding as of December 31, 2010.

Redeemable noncontrolling interests increased to $52.4 million as of June 30, 2011 from $46.7 million as of December 31, 2010 due to the increase in the value, partially offset by the redemption of noncontrolling interests.

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

Economic growth in the region we serve has slowed dramatically in the last four years. However, we have experienced customer growth, although this growth is less than we had been experiencing in recent years prior to the economic downturn. Employment improved in most of our service area after enduring significant cutbacks in the construction, forest products, mining and manufacturing sectors. Non-farm employment growth for June 2011 compared to June 2010 was 0.4 percent in Coeur d’Alene, Idaho and 1.2 percent Medford, Oregon. It was only 0.2 percent in the Spokane area with positives in the retail trade and health sectors, offset by weakness in state and local government jobs. U.S. nonfarm sector jobs grew by 1.0 percent in the same twelve-month period. The unemployment rate declined in June 2011 from the year earlier level in Medford, was stable in Spokane, but rose in Coeur d’Alene. The Spokane rate was 9.1 percent in both June 2011 and June 2010. Medford declined from 12.6 percent to 11.7 percent while Coeur d’Alene went from 9.9 percent to 10.5 percent. The U.S. rate declined from 9.6 percent to 9.3 percent in the same period. The housing market in our service area is showing modest improvement when measured by foreclosure rates; however two of three metropolitan areas are above the national average. The June 2011 national rate was 0.17 percent with 0.29 percent in Kootenai County, Idaho and 0.24 percent in Jackson County, Oregon. The Spokane housing market had a foreclosure rate of only 0.09 percent.

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

Climate Change and Greenhouse Gas Emission Reduction Initiatives

Concerns about long-term global climate changes could have a significant effect on our business. Our operations could also be affected by changes in laws and regulations intended to mitigate the risk of global climate changes, including restrictions on the operation of our power generation resources and obligations imposed on the sale of natural gas. Changing temperatures and precipitation, including snowpack conditions, affect the availability and timing of streamflows, which impacts hydroelectric generation. Extreme weather events could increase service interruptions, outages and maintenance costs. Changing temperatures could also increase or decrease customer demand.

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

Our Climate Policy Council (an interdisciplinary team of management and other employees) works to:

•	facilitate internal and external communications regarding climate change issues,

•	analyze policy impacts, anticipate opportunities and evaluate strategies for Avista Corp., and

•	develop recommendations on climate related policy positions and action plans.

National Legislation

Climate change legislation has been proposed in the U.S. Congress; however, recent actions in the U.S. Senate and the outcome of the November 2010 elections indicate that climate change legislation is unlikely at this time. We continue to monitor the situation for new developments that could affect our business.

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding GHG emissions from motor vehicles under section 202(a) of Clean Air Act (CAA). The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride – in the atmosphere threaten the public health and welfare of current and future generations. The EPA also found that the combined emissions of these well-mixed greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the GHG pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Safety Administration announced a joint final rule establishing GHG emission standards for mobile sources. The GHG emission standards for mobile sources became effective on January 2, 2011. The EPA has concluded that the CAA requires the agency to regulate GHG emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet GHG emission limits. The EPA’s final decision has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In May 2010, the EPA finalized a rule establishing an applicability threshold for regulating GHG emissions from stationary sources through the preconstruction and operating permit programs.

The EPA issued a series of rules on December 23, 2010 to narrow the CAA permitting requirement so that facilities with GHG emissions below the levels set in the tailoring rule do not need permits as well as to give the EPA authority to issue GHG permits in states that need to revise their permitting regulations to cover GHG emissions. On January 2, 2011, rules took effect requiring that permits issued under the CAA for new large stationary sources begin to address GHG emissions, as well as require Best Available Control Technology (BACT) to control these emissions. On July 20, 2011, the EPA finalized a rule that defers, for a period of three years, the GHG permitting requirements for carbon dioxide for utilities, boilers and other industrial facilities using biomass. The EPA also has announced a schedule for issuing regulations controlling GHG emissions from electric generating units. According to this schedule, the EPA will propose standards for natural gas, oil and coal-fired electric generating units by September 30, 2011, and issue final standards by May 26, 2012. The EPA agreed to this schedule as part of a settlement, as modified, with several states, local governments and environmental organizations that sued the EPA over its failure to update emissions standards for power plants and refineries as required by Section 111 of the CAA. Section 111 requires the EPA to issue NSPS that set emissions limits for new facilities and address emissions from existing facilities. These rules could significantly impact the costs of modifying existing thermal plants as well as building new thermal generation sources. We cannot determine or estimate the costs of compliance with such measures at this time.

AVISTA CORPORATION

In September 2009, the EPA finalized a rule that requires facilities emitting over 25,000 metric tons of GHG a year to report their emissions to the EPA beginning in January 2011 for 2010 emissions. The rule became effective on December 29, 2009. On March 18, 2011, the EPA issued a rule extending the deadline for reporting 2010 GHG emissions data to September 30, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT are required to report GHGs. These facilities currently report carbon dioxide to the EPA under the Acid Rain Program and it is expected that the operators of Colstrip and Coyote Springs 2 will be responsible for any additional GHG reporting. Based on our evaluation of historical emissions from 2004-2010, none of our other electrical generation facilities meet the threshold requirements. The rule also requires that natural gas distribution system throughput be reported. Monitoring methods, per the rule, are currently in place and development of a GHG Monitoring Plan for covered facilities was in place prior to the April 1, 2010 deadline for required monitoring method implementation. The purpose of the plan is to document the process and procedures for collecting and reviewing the data needed to estimate annual GHG emissions. On March 22, 2010, the EPA proposed to amend its reporting rule to include several new source categories, including reporting of GHG fugitive emissions from electric power transmission and distribution systems, fugitive emissions from natural gas distribution systems, and fugitive emissions from natural gas storage facilities. Reporting for these additional sources is required by March 31, 2012 for 2011 emissions. We will report on natural gas distribution system fugitives and the operator of the natural gas storage facility, of which we are a part owner, will report on fugitives from that facility. On May 13, 2010, the EPA issued a final rule on GHG emissions reporting for stationary sources. As stated above, Colstrip, Coyote Springs 2 and the Rathdrum CT are required to report GHG emissions, even under modified rule. We continue to monitor developments.

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

In 2009, the Governor of Washington issued an Executive Order (09-05) directing the Washington Department of Ecology to estimate GHG emissions by sector and source and to identify potential reduction requirements for them in preparation for the eventual imposition of state and/or federal GHG regulations. The Department of Ecology has identified “facilities” that emit more than 25,000 metric tons of GHG annually and has forecasted that those facilities will need to reduce their emissions by 9.2 percent in order for the state to achieve its GHG emissions reduction target for 2020. Our natural gas distribution system has been specifically identified as a “facility” along with our thermal plants and contracts with thermal plants. Fossil-fueled generation outside of the state has also been generically identified as a “facility” for the purposes of potentially regulating emissions associated with the importation of power to serve our Washington loads. The state of Washington has yet to identify how it might impose and enforce emission reductions. Nevertheless, the State will make significant progress in meeting its greenhouse gas emission targets in light of the enactment of SB 5769, which requires the only coal-fired generation facility operating in the state to completely cease operations in 2025. In addition, the Department of Ecology has adopted regulations to ensure that Washington’s State Implementation Plan comports with the requirements of the EPA’s regulation of GHG emissions. We will continue to monitor actions by the department as it may proceed to adopt additional regulations under its Clean Air Act authorities. Washington and Oregon apply a GHG emissions performance standard to electric generation facilities used to serve loads in their jurisdiction. The emissions performance standard prevents utilities from constructing or purchasing generation facilities, or entering into long-term contracts (five years or more) to purchase energy produced by plants that have emission levels higher than 1,100 pounds of GHG per MWh until 2012, at which time it will be reviewed and may be lowered by administrative rule to reflect the emissions profile of the latest commercially available combined-cycle combustion turbine.

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

Electric Integrated Resource Plan

Our most recent Electric Integrated Resource Plan (IRP) was filed with the WUTC and the IPUC in the third quarter 2009. Please refer to the 2010 Form 10-K for a discussion of the 2009 IPP.

We are required to file an IRP every two years. We will file an IRP in August 2011, and our resource strategy will change somewhat from the 2009 IRP based upon market, legislative and regulatory developments.

In June 2011, we entered (through a request for proposals issued in February 2011) into a 30-year power purchase agreement (PPA) with Palouse Wind, LLC (Palouse Wind), an affiliate of First Wind Energy, LLC. Under the PPA, we will acquire all of the power and renewable attributes produced by a wind project being developed by Palouse Wind in Whitman County, Washington. It is expected that the wind project will have a nameplate capacity of approximately 100 megawatts and produce approximately 40 average megawatts with deliveries beginning in the second half of 2012. We decided to enter this PPA due, in part, to recent market changes reducing the cost of renewable resource projects and tax incentives for the construction of renewable resource projects that remain in effect through 2012. We acquired the development rights for a separate wind generation site near Reardan, Washington in 2008 and continue to study that site in preparation for later development. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified upgrades at our existing hydroelectric generation plants and the purchase of a small amount of renewable energy credits from 2012 through 2015. The power purchased from Palouse Wind will help to meet our Washington renewable energy requirements beginning in 2016, as well as provide a new energy resource to serve our system retail load requirements. The amount of renewable resources in our future IRPs could change if the cost effectiveness of those resources changes or if a new or modified renewable energy standards are enacted at either the state or federal levels.

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

Clean Air Act

We must comply with the requirements under the Clean Air Act (CAA) in operating our thermal generating plants. The CAA currently requires a Title V operating permit for Colstrip (which is in the process of being renewed and is expected to be completed in 2011), Coyote Springs 2 (which will expire in 2013), the Kettle Falls GS (which will be renewed in 2012), and the Rathdrum CT (which was renewed in 2011). Boulder Park and the Northeast CT currently require only minor source operating permits based on their limited operation and emissions. The CAA also requires Acid Rain Program monitoring, reporting and emissions trading for Colstrip, Coyote Springs 2 and the Rathdrum CT. We continue to monitor legislative and regulatory developments for Federal programs within the CAA such as the National Ambient Air Quality Standards (NAAQS), New Source Performance Standards (NSPS) and the National Emission Standards for Hazardous Air Pollutants (NESHAP or MACT).

Mercury Emissions

In 2006, the Montana Department of Environmental Quality (Montana DEQ) adopted final rules for the control of mercury emissions from coal-fired plants. The new rules set strict mercury emission limits by 2010, and establish a recurring ten-year review process to ensure facilities are keeping pace with advancing technology in mercury emission control. The rules also provide for temporary alternate emission limits provided certain provisions are met, and they allocate mercury emission credits in a manner that rewards the cleanest facilities. The joint owners of Colstrip believe, based upon current results, that the plant will be able to comply with the Montana law without utilizing the temporary alternate emissions limit provision. In addition, on March 21, 2011, the EPA issued a proposed MACT standard to control hazardous air pollutants including mercury from coal-fired power plants. The proposed rule is based upon the EPA’s analysis of the top 12 percent of the best performers in the industry. As a result, the proposed federal standard is slightly less stringent than the Montana DEQ rule. We have not determined to what extent or if there will be any material impacts to Colstrip at this time.

AVISTA CORPORATION

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

Coal Ash Management/Disposal

Currently, coal combustion byproducts (CCBs) are not regulated by the EPA as a hazardous waste. Under a proposed rule issued in 2010, the EPA is reconsidering the classification of CCBs under the Resource Conservation and Recovery Act (RCRA). The draft rules included two options: to require management of CCBs as a hazardous waste under Subtitle C of the RCRA; or to regulate coal ash under Subtitle D, for non-hazardous solid wastes. Should the EPA determine to regulate CCBs as a hazardous waste under the RCRA, such action could have a significant impact on future operations of Colstrip. The EPA has not indicated a clear schedule for final rulemaking.

Fisheries

A number of species of fish in the Northwest, including the Snake River sockeye salmon and fall chinook salmon, the Kootenai River white sturgeon, the upper Columbia River steelhead, the upper Columbia River spring chinook salmon and the bull trout, are listed as threatened or endangered under the Federal Endangered Species Act. Thus far, measures that were adopted and implemented to save the Snake River sockeye salmon and fall chinook salmon have not directly impacted generation levels at any of our hydroelectric facilities (which are on different river systems with the greater Columbia River Basin). We purchase power under long-term contracts with certain PUDs with hydroelectric generation projects on the Columbia River that are directly impacted by ongoing mitigation measures for salmon and steelhead. The reduction in generation at these projects is relatively minor, resulting in minimal economic impact on our operations at this time. We cannot predict the economic costs to us resulting from future mitigation measures. We received a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids in March 2001 that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, particularly bull trout, is a key part of the agreement. The result is a collaborative bull trout recovery program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. The U.S. Fish & Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, and is currently developing a final Bull Trout Recovery Plan under the ESA. Issues related to these activities are expected to be worked out through the ongoing collaborative effort of our Clark Fork FERC license. See “Hydroelectric Licensing” and “Fish Passage at Cabinet Gorge and Noxon Rapids” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information.

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of June 30, 2011, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

Other

For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our qualitative general market risk disclosures have not materially changed during the six months ended June 30, 2011. Please refer to the 2010 Form 10-K.

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the six months ended June 30, 2011. Please refer to the 2010 Form 10-K.

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2011 that are expected to settle in each respective year (dollars in thousands):

Year	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2011	$(3,619)	$(4,694)	$(15,489)	$4,376	$460	$1,177	$580	$(4,428)
2012	(2,864)	(8,353)	(14,615)	(903)	(128)	1,191	(1,259)	(967)
2013	673	1,183	(5,194)	84	(34)	1,214	(1,533)	(898)
2014	1,236	—	(325)	(310)	(76)	24	(1,215)	—
2015	2,158	—	181	47	(135)	—	—	—
Thereafter	9,222	—	—	—	(1,055)	—	—	—

Credit Risk

Our credit risk has not materially changed during the six months ended June 30, 2011. Please refer to the 2010 Form 10-K.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the six months ended June 30, 2011. Please refer to the 2010 Form 10-K.

In 2010, we entered into two interest rate swap agreements with a total notional amount of $50.0 million and a mandatory cash settlement date of July 2012.

Under the terms of the outstanding interest rate swap agreements, the value of the interest rate swaps is determined based upon Avista Corp. paying a fixed rate and receiving a variable rate based on LIBOR for a term of ten years. As of June 30, 2011, we had a long-term derivative liability of $1.5 million and an offsetting regulatory asset on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the six months ended June 30, 2011. Please refer to the 2010 Form 10-K. As of June 30, 2011, we had a current derivative asset for foreign currency hedges of $0.1 million included in other current assets on the Condensed Consolidated Balance Sheet. As of June 30, 2011, we had entered into 42 Canadian currency forward contracts with a notional amount of $14.1 million ($13.7 million Canadian).

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

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2011.

AVISTA CORPORATION

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

3(i)	Restated Articles of Incorporation of Avista Corporation, as amended and restated May 23, 2011*

3(ii)	Bylaws of Avista Corporation, as amended May 13, 2011*

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10–Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: August 5, 2011	/s/ Mark T. Thies
Mark T. Thies Senior Vice President and Chief Financial Officer (Principal Financial Officer)