Form 10-Q
period 2012-03-31
AVISTA CORP
filed 2012-05-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, 58,674,851 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2012	2011
Operating Revenues:
Utility revenues	$405,460	$437,697
Non-utility revenues	46,797	38,889

Total operating revenues	452,257	476,586

Operating Expenses:
Utility operating expenses:
Resource costs	211,012	248,121
Other operating expenses	63,357	59,682
Depreciation and amortization	27,318	25,852
Taxes other than income taxes	25,142	24,993
Non-utility operating expenses:
Other operating expenses	43,702	31,246
Depreciation and amortization	3,004	1,867

Total operating expenses	373,535	391,761

Income from operations	78,722	84,825
Interest expense	19,137	18,440
Interest expense to affiliated trusts	140	151
Capitalized interest	(525)	(438)
Other expense-net	619	632

Income before income taxes	59,351	66,040
Income tax expense	21,138	23,637

Net income	38,213	42,403
Net loss (income) attributable to noncontrolling interests	175	(485)

Net income attributable to Avista Corporation	$38,388	$41,918

Weighted-average common shares outstanding (thousands), basic	58,581	57,342
Weighted-average common shares outstanding (thousands), diluted	58,950	57,414
Earnings per common share attributable to Avista Corporation:
Basic	$0.66	$0.73

Diluted	$0.65	$0.73

Dividends paid per common share	$0.29	$0.275

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2012	2011

Net income	$38,213	$42,403

Other Comprehensive Income (Loss):

Unrealized investment gains - net of taxes of $39	69	—

Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(5)	(11)	—

Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $82 and $(106), respectively	153	(196)

Total other comprehensive income (loss)	211	(196)

Comprehensive income	38,424	42,207
Comprehensive loss (income) attributable to noncontrolling interests	175	(485)

Comprehensive income attributable to Avista Corporation	$38,599	$41,722

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Current Assets:
Cash and cash equivalents	$72,703	$74,662
Accounts and notes receivable-less allowances of $45,198 and $43,958	188,726	203,452
Utility energy commodity derivative assets	2,282	1,139
Regulatory asset for utility derivatives	79,232	69,685
Investments and funds held for clients	164,363	118,536
Materials and supplies, fuel stock and natural gas stored	36,354	52,006
Deferred income taxes	36,598	30,473
Income taxes receivable	—	15,378
Other current assets	26,943	49,225

Total current assets	607,201	614,556

Net Utility Property:
Utility plant in service	3,921,154	3,887,384
Construction work in progress	80,023	79,322

Total	4,001,177	3,966,706
Less: Accumulated depreciation and amortization	1,128,237	1,105,930

Total net utility property	2,872,940	2,860,776

Other Non-current Assets:
Investment in exchange power-net	18,171	18,783
Investment in affiliated trusts	11,547	11,547
Goodwill	73,783	39,045
Long-term energy contract receivable of Spokane Energy	59,985	62,525
Other intangibles, property and investments-net	99,825	80,309

Total other non-current assets	263,311	212,209

Deferred Charges:
Regulatory assets for deferred income tax	81,709	84,576
Regulatory assets for pensions and other postretirement benefits	256,542	260,359
Other regulatory assets	108,492	119,738
Non-current utility energy commodity derivative assets	2,183	185
Non-current regulatory asset for utility derivatives	40,523	40,345
Other deferred charges	21,103	21,787

Total deferred charges	510,552	526,990

Total assets	$4,254,004	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Equity:
Current Liabilities:
Accounts payable	$134,261	$166,954
Client fund obligations	164,003	118,325
Current portion of long-term debt	7,409	7,474
Current portion of nonrecourse long-term debt of Spokane Energy	13,984	13,668
Short-term borrowings	47,000	96,000
Utility energy commodity derivative liabilities	73,604	70,824
Natural gas deferrals	15,221	12,140
Other current liabilities	149,547	141,789

Total current liabilities	605,029	627,174

Long-term debt	1,170,175	1,169,826
Nonrecourse long-term debt of Spokane Energy	29,181	32,803
Long-term debt to affiliated trusts	51,547	51,547
Long-term borrowings under committed line of credit	50,000	—
Regulatory liability for utility plant retirement costs	228,438	227,282
Pensions and other postretirement benefits	235,576	246,177
Deferred income taxes	508,753	505,954
Other non-current liabilities and deferred credits	110,001	116,084

Total liabilities	2,988,700	2,976,847

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	57,633	51,809

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 58,670,801 and 58,422,781 shares outstanding	857,747	855,188
Accumulated other comprehensive loss	(5,426)	(5,637)
Retained earnings	355,818	336,150

Total Avista Corporation stockholders’ equity	1,208,139	1,185,701
Noncontrolling Interests	(468)	174

Total equity	1,207,671	1,185,875

Total liabilities and equity	$4,254,004	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2012	2011
Operating Activities:
Net income	$38,213	$42,403
Non-cash items included in net income:
Depreciation and amortization	30,322	27,719
Provision (benefit) for deferred income taxes	(303)	966
Power and natural gas cost amortizations, net	4,098	3,950
Amortization of debt expense and premium	965	1,236
Equity-related AFUDC	(843)	(842)
Other	14,348	12,650
Contributions to defined benefit pension plan	(14,700)	(8,500)
Changes in working capital components:
Accounts and notes receivable	16,079	12,505
Materials and supplies, fuel stock and natural gas stored	15,652	10,222
Other current assets	21,265	10,509
Accounts payable	(16,112)	(16,674)
Other current liabilities	12,315	7,118

Net cash provided by operating activities	121,299	103,262

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(57,771)	(49,654)
Other capital expenditures	(1,144)	(474)
Federal grant payments received	2,855	4,353
Cash paid by subsidiaries for acquisitions, net of cash received	(50,310)	(199)
Decrease (increase) in funds held for clients	(35,857)	47,635
Purchase of securities available for sale	(36,461)	—
Sale of securities available for sale	27,000	—
Other	(2,628)	(1,502)

Net cash provided by (used in) investing activities	(154,316)	159

Financing Activities:
Net decrease in short-term borrowings	(24,000)	(45,000)
Borrowings from Ecova line of credit	25,000	—
Redemption and maturity of long-term debt	(65)	(95)
Maturity of nonrecourse long-term debt of Spokane Energy	(3,307)	(3,016)
Long-term debt and short-term borrowing issuance costs	(33)	(2,303)
Issuance of common stock	1,437	8,458
Cash dividends paid	(17,073)	(15,780)
Purchase of subsidiary noncontrolling interest	(134)	(5,639)
Increase (decrease) in client fund obligations	45,169	(47,635)
Issuance of subsidiary noncontrolling interests	3,714	—
Other	350	13

Net cash provided by (used in) financing activities	31,058	(110,997)

Net decrease in cash and cash equivalents	(1,959)	(7,576)

Cash and cash equivalents at beginning of period	74,662	69,413

Cash and cash equivalents at end of period	$72,703	$61,837

Supplemental Cash Flow Information:
Cash paid during the year:
Interest	$6,680	$6,433
Income taxes	1,322	2,200
Non-cash financing and investing activities:
Accounts payable for capital expenditures	2,677	3,963
Redeemable noncontrolling interests	1,764	(2,429)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2012	2011
Common Stock, Shares:
Shares outstanding at beginning of period	58,422,781	57,119,723
Issuance of common stock	248,020	502,495

Shares outstanding at end of period	58,670,801	57,622,218

Common Stock, Amount:
Balance at beginning of period	$855,188	$827,592
Equity compensation expense	1,120	889
Issuance of common stock, net of issuance costs	1,437	8,458
Equity transactions of consolidated subsidiaries	2	(3,322)

Balance at end of period	857,747	833,617

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(5,637)	(4,326)
Other comprehensive income (loss)	211	(196)

Balance at end of period	(5,426)	(4,522)

Retained Earnings:
Balance at beginning of period	336,150	302,518
Net income attributable to Avista Corporation	38,388	41,918
Cash dividends paid (common stock)	(17,073)	(15,780)
Valuation adjustments and other noncontrolling interests activity	(1,647)	2,628

Balance at end of period	355,818	331,284

Total Avista Corporation stockholders’ equity	1,208,139	1,160,379

Noncontrolling Interests:
Balance at beginning of period	174	(600)
Net income attributable to noncontrolling interests	31	33
Deconsolidation of variable interest entity	(673)	—
Other	—	(5)

Balance at end of period	(468)	(572)

Total equity	$1,207,671	$1,159,807

Redeemable Noncontrolling Interests:
Balance at beginning of period	$51,809	$46,722
Net income (loss) attributable to noncontrolling interests	(206)	452
Issuance of subsidiary noncontrolling interests	3,714	—
Purchase of subsidiary noncontrolling interests	(134)	(5,639)
Valuation adjustments and other noncontrolling interests activity	2,450	1,282

Balance at end of period	$57,633	$42,817

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2012 and 2011 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2011 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). Avista Capital’s subsidiaries include Ecova, Inc. (Ecova), a 79.2 percent owned subsidiary as of March 31, 2012. Ecova is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

	2012	2011
Utility taxes	$17,834	$18,123

Other Expense (Income) - Net

Other expense (income) - net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2012	2011
Interest income	$(275)	$(289)
Interest on regulatory deferrals	(8)	(45)
Equity-related AFUDC	(843)	(842)
Net loss (gain) on investments	439	(103)
Other expense	1,306	1,911

Total	$619	$632

Investments and Funds Held for Clients and Client Fund Obligations

In connection with the bill paying services, Ecova collects funds from its clients and remits the funds to the appropriate utility or other service provider. The funds collected are invested and classified as investments and

AVISTA CORPORATION

funds held for clients and a related liability for client fund obligations is recorded. Investments and funds held for clients include cash and cash equivalent investments and investment securities classified as available for sale. Investments and funds held for clients as of March 31, 2012 are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$58,385	$—	$58,385
Securities available for sale:
U.S. government agency	78,653	82	78,735
Municipal	5,373	(9)	5,364
Corporate fixed income – financial	11,604	134	11,738
Corporate fixed income – industrial	6,463	54	6,517
Corporate fixed income – utility	2,082	32	2,114
Certificates of deposit	1,500	10	1,510

Total securities available for sale	105,675	303	105,978

Total investments and funds held for clients	$164,060	$303	$164,363

Investments and funds held for clients as of December 31, 2011 are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$21,957	$—	$21,957
Securities available for sale:
U.S. government agency	74,721	172	74,893
Municipal	425	—	425
Corporate fixed income – financial	11,139	15	11,154
Corporate fixed income – industrial	6,495	23	6,518
Corporate fixed income – utility	2,088	4	2,092
Certificates of deposit	1,500	(3)	1,497

Total securities available for sale	96,368	211	96,579

Total investments and funds held for clients	$118,325	$211	$118,536

The Company has classified investments and funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client fund obligations. Approximately 92 percent and 88 percent of the investment portfolio was rated AA or higher as of March 31, 2012 and December 31, 2011, respectively, by Nationally Recognized Statistical Rating Organizations. All fixed income securities were rated as investment grade as of March 31, 2012 and December 31, 2011. Contractual maturities of securities available for sale (at fair value) as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Due within 1 year	After 1 but within 5 years	After 5 but within 10 years	Total
March 31, 2012	$1,459	$38,703	$65,816	$105,978
December 31, 2011	425	55,126	41,028	96,579

Actual maturities may differ due to call or prepayment rights and the effective duration was 1.7 years as of March 31, 2012 and 1.3 years as of December 31, 2011.

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

	Ecova	Other	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$33,799	$12,979	$(7,733)	$39,045
Goodwill acquired during the period	33,484	—	—	33,484
Adjustments	1,254	—	—	1,254

Balance as of the March 31, 2012	$68,537	$12,979	$(7,733)	$73,783

Accumulated impairment losses are attributable to the other businesses. The goodwill acquired in 2012 was related to Ecova’s acquisition of LPB Energy Management (LPB) effective January 31, 2012. The adjustment to goodwill recorded represents purchase accounting adjustments for Ecova’s acquisition of Prenova based upon the further review of the fair market values of relevant assets and liabilities identified as of the acquisition date.

AVISTA CORPORATION

Other Intangibles

Other Intangibles represent the amounts assigned to client relationships related to the Ecova acquisition of Cadence Network in 2008 (estimated amortization period of 12 years), Ecos in 2009 (estimated amortization period of 3 years), Loyalton in 2010 (estimated amortization period of 6 years), Prenova in 2011 (estimated amortization period of 9 years) and LPB in 2012 (estimated amortization period of 3 to 10 years), software development costs (estimated amortization period of 3 to 7 years) and other. Other Intangibles are included in other intangibles, property and investments - net on the Condensed Consolidated Balance Sheets. Amortization expense related to Other Intangibles was as follows for the three months ended March 31 (dollars in thousands):

	2012	2011
Other intangible amortization	$2,097	$900

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2012	2013	2014	2015	2016
Estimated amortization expense	$9,675	$10,235	$9,265	$6,204	$4,687

The gross carrying amount and accumulated amortization of Other Intangibles as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Client relationships	$32,577	$18,859
Software development costs	29,650	29,327
Other	4,735	3,065

Total other intangibles	66,962	51,251

Client relationships accumulated amortization	(4,255)	(3,623)
Software development costs accumulated amortization	(12,939)	(12,016)
Other accumulated amortization	(1,047)	(990)

Total accumulated amortization	(18,241)	(16,629)

Total other intangibles - net	$48,721	$34,622

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

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU requires enhanced disclosures for fair value measurements, including quantitative sensitivity analysis of unobservable inputs used in Level 3 fair value measurements. The ASU also clarifies the FASB’s intent about the application of existing fair value measurement requirements. The Company adopted this ASU effective January 1, 2012. The adoption of this ASU did not have any impact on the Company’s financial condition, results of operations and cash flows. See Note 9 for the Company’s fair value disclosures.

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU amends the guidance on testing goodwill for impairment, providing entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined, on the basis of the qualitative assessment, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. This ASU is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this ASU will have any material impact on its testing of goodwill for impairment.

NOTE 3. VARIABLE INTEREST ENTITIES

The Company has a power purchase agreement (PPA) for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026.

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC

AVISTA CORPORATION

bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $336 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

Ecova formed a partnership, SEEL, LLC (SEEL) with a third party for the purpose of entering into utility contracts to provide energy efficiency services. SEEL is funded 49 percent by Ecova and 51 percent by the third party. Prior to 2012, Ecova determined that it was the primary beneficiary of SEEL based on its management of the entity and its technical expertise in obtaining and fulfilling the utility contracts, and Ecova was obligated to absorb the losses or receive the benefits that could be significant to SEEL. In 2012, Ecova is no longer the primary beneficiary of SEEL because it is no longer the sole provider of the technical expertise necessary to obtain and fulfill utility contracts. As of January 1, 2012, Ecova uses the equity method to account for its arrangement with SEEL.

NOTE 4. REDEEMABLE NONCONTROLLING INTERESTS AND SUBSIDIARY ACQUISITIONS

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Ecova common stock redeemed during July 2011 or July 2012 if Ecova is not liquidated through either an initial public offering or sale of the business to a third party. These rights were not exercised during July 2011. These redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Ecova at the time of the redemption election as determined by certain independent parties. Additionally, certain minority shareholders and option holders of Ecova have the right to put their shares back to Ecova at their discretion during an annual put window. The following details redeemable noncontrolling interests as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Previous owners of Cadence Network	$44,295	$38,893
Stock options and other outstanding redeemable stock	13,338	12,916

Total redeemable noncontrolling interests	$57,633	$51,809

On November 30, 2011, Ecova acquired Prenova, Inc. (Prenova), an Atlanta-based energy management company. The cash paid for the acquisition of Prenova of $35.6 million was funded primarily through borrowings under Ecova’s committed credit agreement. The acquired assets and assumed liabilities of Prenova were recorded at their respective estimated fair values as of the date of acquisition. Final purchase accounting is pending the completion of further review of the fair market values of relevant assets and liabilities identified as of the acquisition date. The results of operations of Prenova are included in the condensed consolidated financial statements beginning December 1, 2011.

On January 31, 2012, Ecova acquired LPB Energy Management (LPB), a Dallas, Texas-based energy management company. The cash paid for the acquisition of LPB of $50.6 million was funded by Ecova through $25.0 million of borrowings under its committed credit agreement, a $20.0 million equity infusion from existing shareholders (including Avista Capital and certain other owners of Ecova), and available cash. The acquired assets and assumed liabilities of LPB were recorded at their respective estimated fair values as of the date of acquisition. Assets recorded include the following: accounts receivable of $2.5 million, goodwill of $33.5 million, client backlog of $8.2 million (estimated amortization period of 3 years), client relationships of $4.8 million (estimated amortization period of 10 years) and internal use software of $2.5 million (estimated amortization period of 3 to 4 years). These intangible assets are included in other intangibles, property and investments on the Condensed Consolidated Balance Sheet. Final purchase accounting is pending the completion of further review of the fair market values of relevant assets and liabilities identified as of the acquisition date. The results of operations of LPB are included in the condensed consolidated financial statements beginning February 1, 2012.

Pro forma disclosures reflecting the effects of Ecova’s acquisitions are not presented, as the acquisitions are not material to Avista Corp.’s condensed consolidated results of operations.

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of March 31, 2012 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2012	976	845	28,466	7,577	638	433	6,819	4,634
2013	537	245	11,895	10,270	310	491	1,533	1,727
2014	366	0	5,939	5,586	286	246	1,050	225
2015	379	—	3,013	980	285	—	—	—
2016	367	—	1,137	455	287	—	—	—
Thereafter	949	—	—	—	730	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Number of contracts	31	28
Notional amount (in United States dollars)	$4,258	$7,033
Notional amount (in Canadian dollars)	4,235	7,192
Derivatives in other current assets (liabilities)	(25)	32

Interest Rate Swap Agreements

Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances. The following table summarizes the interest rate swaps that the Company has entered into as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Number of contracts	3	3
Notional amount	$75,000	$75,000
Mandatory cash settlement date	July 2012	July 2012
Current derivative liability	(9,241)	(16,253)
Number of contracts	2	2
Notional amount	$85,000	$85,000
Mandatory cash settlement date	June 2013	June 2013
Non-current derivative asset (liability)	5,084	(2,642)

Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the life of the forecasted interest payments.

AVISTA CORPORATION

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2012 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Net Asset (Liability)
Foreign currency contracts	Other current liabilities	$—	$(25)	$(25)
Interest rate contracts	Other current liabilities	—	(9,241)	(9,241)
Interest rate contracts	Other intangibles, property and Investments - net	5,084	—	5,084
Commodity contracts	Current utility energy commodity derivative assets	2,647	(365)	2,282
Commodity contracts	Non-current utility energy commodity derivative assets	8,148	(5,965)	2,183
Commodity contracts	Current utility energy commodity derivative liabilities	10,461	(84,065)	(73,604)
Commodity contracts	Other non-current liabilities and deferred credits	1,147	(35,864)	(34,717)

Total derivative instruments recorded on the balance sheet		$27,487	$(135,525)	$(108,038)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2011 (in thousands):

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

Exposure to Demands for Collateral

The Company’s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company’s credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company’s credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements. As of March 31, 2012, the Company had cash deposited as collateral of $20.5 million and letters of credit of $12.5 million outstanding related to its energy derivative contracts. The Consolidated Balance Sheet at March 31, 2012 reflects the offsetting of $15.9 million of cash collateral against net derivative positions where management believes a legal right of offset exists.

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2012 was $84.7 million. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012, the Company could be required to post $64.3 million of additional collateral to its counterparties.

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

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $26 million in cash to the pension plan in 2011. The Company expects to contribute $44 million in cash to the pension plan in 2012 ($14.7 million was contributed during the three months ended March 31, 2012).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2012	2011	2012	2011
Service cost	$3,791	$2,942	$689	$227
Interest cost	6,109	6,109	1,281	919
Expected return on plan assets	(6,000)	(5,591)	(375)	(443)
Transition obligation recognition	—	—	126	126
Amortization of prior service cost	75	119	(38)	(37)
Net loss recognition	2,757	2,105	1,312	435

Net periodic benefit cost	$6,732	$5,684	$2,995	$1,227

NOTE 7. SHORT-TERM BORROWINGS

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. The committed line of credit is secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2012, the Company was in compliance with this covenant.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance outstanding at end of period	$37,000	$61,000
Letters of credit outstanding at end of period	$20,090	$29,030
Average interest rate at end of period	3.25%	1.12%

Ecova

Ecova has a $60.0 million committed line of credit agreement with a financial institution that expires in April 2014. The amount of this committed line of credit will decrease to $55.0 million on September 30, 2012 and $50.0 million on December 31, 2012. The credit agreement is secured by substantially all of Ecova’s assets. Balances outstanding and interest rates of borrowings under Ecova’s credit agreements were as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance outstanding at end of period	$60,000	$35,000
Average interest rate at end of period	2.25%	2.38%

AVISTA CORPORATION

As of March 31, 2012, $50.0 million of the borrowings under Ecova’s committed line of credit were classified as long-term and $10.0 million were classified as short-term.

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Maturity Year	Description	Interest Rate	March 31, 2012	December 31, 2011
2012	Secured Medium-Term Notes	7.37%	$7,000	$7,000
2013	First Mortgage Bonds	1.68%	50,000	50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000

	Total secured long-term debt		1,263,700	1,263,700
2023	Unsecured Pollution Control Bonds	6.00%	4,100	4,100
	Other long-term debt and capital leases		5,389	5,455
	Settled interest rate swaps		(10,321)	(10,629)
	Unamortized debt discount		(1,584)	(1,626)

	Total		1,261,284	1,261,000
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(7,409)	(7,474)

	Total long-term debt		$1,170,175	$1,169,826

(1)	In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.
(2)	In December 2010, $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, (Avista Corporation Colstrip Project) due 2034, which had been held by Avista Corp. since 2009, were refunded by a new bond issue (Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, the bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$962,100	$1,099,091	$962,100	$1,135,536
Long-term debt (Level 3)	222,000	232,748	222,000	234,226
Nonrecourse long-term debt (Level 3)	43,165	48,227	46,471	51,974
Long-term debt to affiliated trusts (Level 3)	51,547	43,810	51,547	43,810

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information. The Company’s publicly held long-term debt was classified as Level 2 as the fair value was determined utilizing observable inputs in non-active markets. The Company’s other long-term debt (including long-term debt to affiliated trusts and nonrecourse long-term debt) was classified as Level 3 as certain inputs used to determine the fair value are unobservable. In particular, due to the unique nature of the long-term fixed rate electric capacity contract securing the long-term debt of Spokane Energy (nonrecourse long-term debt), the estimated fair value of nonrecourse long-term debt was determined based on a discounted cash flow model using available market information.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
March 31, 2012
Assets:
Energy commodity derivatives	$—	$21,369	$—	$(16,904)	$4,465
Level 3 energy commodity derivatives:
Power exchange agreements	—	—	1,034	(1,034)	—
Interest rate swaps	—	5,084	—	—	5,084
Investments and funds held for clients:
Cash and cash equivalents	58,385	—	—	—	58,385
Securities available for sale:
U.S. government agency	—	78,735	—	—	78,735
Municipal	—	5,364	—	—	5,364
Corporate fixed income – financial	—	11,738	—	—	11,738
Corporate fixed income – industrial	—	6,517	—	—	6,517
Corporate fixed income – utility	—	2,114	—	—	2,114
Certificate of deposits	—	1,510	—	—	1,510
Funds held in trust account of
Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,142	—	—	—	2,142
Equity securities (2)	5,773	—	—	—	5,773

Total	$67,900	$132,431	$1,034	$(17,938)	$183,427

Liabilities:
Energy commodity derivatives	$—	$103,312	$—	$(16,904)	$86,408
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	2,354	—	2,354
Power exchange agreements	—	—	19,606	(1,034)	18,572
Power option agreements	—	—	987	—	987
Foreign currency derivatives	—	25	—	—	25
Interest rate swaps	—	9,241	—	—	9,241

Total	$—	$112,578	$22,947	$(17,938)	$117,587

December 31, 2011
Assets:
Energy commodity derivatives	$—	$80,571	$—	$(79,247)	$1,324
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	956	(956)	—
Power exchange agreements	—	—	4,674	(4,674)	—
Foreign currency derivatives	—	32	—	—	32
Investments and funds held for clients:
Cash and cash equivalents	21,957	—	—	—	21,957
Securities available for sale:
U.S. government agency	—	74,893	—	—	74,893
Municipal	—	425	—	—	425
Corporate fixed income – financial	—	11,154	—	—	11,154
Corporate fixed income – industrial	—	6,518	—	—	6,518
Corporate fixed income – utility	—	2,092	—	—	2,092
Certificate of deposits	—	1,497	—	—	1,497
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,116	—	—	—	2,116
Equity securities (2)	5,252	—	—	—	5,252

Total	$30,925	$177,182	$5,630	$(84,877)	$128,860

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty Netting (1)	Total
Liabilities:
Energy commodity derivatives	$—	$177,743	$—	$(79,247)	$98,496
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	2,644	(956)	1,688
Power exchange agreements	—	—	14,584	(4,674)	9,910
Power option agreements	—	—	1,260	—	1,260
Interest rate swaps	—	18,895	—	—	18,895

Total	$—	$196,638	$18,488	$(84,877)	$130,249

(1)	The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists.
(2)	These assets are trading securities and are included in other intangibles, property and investments-net on the Condensed Consolidated Balance Sheets.

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $1.3 million as of March 31, 2012 and $1.3 million as of December 31, 2011.

Level 3 Fair Value

For power exchange agreements, the Company compares the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which is based on the average operating and maintenance (“O&M”) charges from four surrogate nuclear power plants around the country for the current year which ranged from $29.01 to $43.81 per MWh for an average of $36.73 per MWh. Because the nuclear power plant O&M charges are only known for one year, all forward years are estimated assuming an escalation factor of 5 percent per year through 2015 and 3 percent per year for 2016 to 2019. In addition to the forward price being estimated using unobservable inputs, the Company also estimates the volumes of the transactions that will take place in the future based on historical average transaction volumes and these range from 365,619 MWhs to 379,156 MWhs per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the current year O&M charges for the surrogate plants is accompanied by a directionally similar change in O&M charges in future years. There is generally not a correlation between external market prices and the O&M charges used to develop the internal forward price.

For power commodity option agreements, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value and this model includes significant inputs not observable or corroborated in the market. These inputs include 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges and range from $32.78 per MWh in 2012 to

AVISTA CORPORATION

$73.76 per MWh in 2019), 2) estimated delivery volumes for years beyond 2012 which range from 254,328 MWhs in 2013 to 157,517 MWhs in 2019, and 3) volatility rates for periods beyond April 2015 which were estimated at 0.20 compared to a range of known volatilities of 0.44 for 2012 to 0.22 in April 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.

For natural gas commodity exchange agreements, the Company uses the same Level 2 brokered quotes described above; however, the Company also estimates the purchase and sales volumes (within contractual limits) as well as the timing of those transactions. Changing the timing of volume estimates changes the timing of purchases and sales impacting which brokered quote is used. Because the brokered quotes can vary significantly from period to period, the unobservable estimates of the timing and volume of transactions can have a significant impact on the calculated fair value. The range of forward prices for purchases was from a low of $2.65 per mmBTU to a high of $3.61 per mmBTU and the range for sales was a low of $2.95 per mmBTU to a high of $4.14 per mmBTU. The Company currently estimates volumes and timing of transactions based on a most likely scenario using historical data and these ranged from 53,546 mmBTUs to 620,000 mmBTUs for purchases and 140,000 mmBTUs to 310,000 mmBTUs for sales. Historically, the timing and volume of transactions have not been highly correlated with market prices and market volatility.

Refer to Note 5 for further discussion of the Company’s energy commodity derivative assets and liabilities.

Avista Corp.’s risk management team and accounting team are responsible for developing the valuation methods described above and both groups report to the Chief Financial Officer. The valuation methods, the significant inputs, and the resulting fair values described above are reviewed on at least a quarterly basis by the risk management team and the accounting team to ensure they provide a reasonable estimate of fair value each reporting period.

The following table presents activity for net energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (dollars in thousands):

	Natural Gas Exchange Agreements	Power Exchange Agreements	Power Option Agreements	Total
Balance as of January 1, 2012	$(1,688)	$(9,910)	$(1,260)	$(12,858)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	290	(10,914)	273	(10,351)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(956)	2,252	—	1,296
Transfers to other categories	—	—	—	—

Ending balance as of March 31, 2012	$(2,354)	$(18,572)	$(987)	$(21,913)

The following table presents activity for net energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (dollars in thousands):

	Natural Gas Exchange Agreements	Power Exchange Agreements	Power Option Agreements	Total
Balance as of January 1, 2011	$—	$15,793	$(2,334)	$13,459
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	—	(887)	801	(86)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	956	—	956
Transfers to other categories	—	—	—	—

Ending balance as of March 31, 2011	$—	$15,862	$(1,533)	$14,329

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative

AVISTA CORPORATION

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

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three months ended March 31 (in thousands, except per share amounts):

	2012	2011
Numerator:
Net income attributable to Avista Corporation	$38,388	$41,918
Subsidiary earnings adjustment for dilutive securities	—	(74)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$38,388	$41,844

Denominator:
Weighted-average number of common shares outstanding-basic	58,581	57,342
Effect of dilutive securities:
Performance and restricted stock awards	344	12
Stock options	25	60

Weighted-average number of common shares outstanding-diluted	58,950	57,414

Potential shares excluded in calculation	—	—
Earnings per common share attributable to Avista Corporation:
Basic	$0.66	$0.73

Diluted	$0.65	$0.73

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company intends to vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. For matters that affect Avista Utilities’ operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process. With respect to matters discussed in this Note relating to Avista Energy, any potential liabilities or refunds by Avista Energy remain the responsibility of Avista Corp. and/or its subsidiaries and were not assumed by the purchaser of Avista Energy’s contracts and operations in 2007.

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

AVISTA CORPORATION

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

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In July 2011, the FERC accepted the preparatory rerun compliance filings by the CalPX and CalISO, and responded to the CalPX request for guidance on issues related to completing the final determination of “who owes what to whom.” The FERC directed both the CalISO and the CalPX to prepare and submit to the FERC their final refund rerun compliance filings. The FERC’s order also directs the CalPX to pay past due principal amounts to governmental entities. In February 2012, the FERC denied the challenges made to the July 2011 order by the California AG, the CPUC, PG&E and SCE. As of March 31, 2012, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

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

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. A FERC hearing on that issue commenced in April 2012. A May 2011 FERC order denied a motion filed by Avista Energy and Avista Utilities asking that the companies be dismissed from any further proceedings involving alleged tariff violations under FPA section 309. Avista Energy and Avista Utilities sought rehearing of that ruling in June 2011. As noted above, in Docket No. EL02-115, Avista Energy and Avista Utilities were absolved of any wrongdoing related to allegations of tariff violations during 2000 and 2001 and have argued that the doctrines of res judicata and collateral estoppel preclude relitigation of the same issues. The California AG, the CPUC, PG&E and SCE also filed for rehearing of the FERC’s May 2011 order, arguing that it improperly denies them a market-wide remedy for the pre-refund period. They also filed a petition for review of the May 2011 order with the Ninth Circuit.

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

On October 3, 2011, the FERC issued an Order on Remand, finding that, in light of the Ninth Circuit’s remand order, additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest spot market during the period from December 25, 2000 through June 20, 2001. The Order establishes an evidentiary, trial-type hearing before an Administrative Law Judge (ALJ), and reopens the record to permit parties to present evidence of unlawful market activity during the relevant period. The Order also allows participants to supplement the record with additional evidence on CERS transactions in the Pacific Northwest spot market from January 18, 2001 to June 20, 2001. The Order states that parties seeking refunds must submit evidence demonstrating that specific unlawful market activity occurred, and must demonstrate that such activity directly affected the specific contract rate about which they complain. Simply alleging a general link between the dysfunctional spot market in California and the Pacific Northwest spot market will not be sufficient to establish a causal connection between a particular seller’s alleged unlawful activities and the specific contract negotiations. A procedural schedule in this docket has not yet been set.

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets were given the opportunity to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In March 2010, the Presiding ALJ granted the motions for summary disposition and found that a hearing was “unnecessary” because the California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” In May 2011, the FERC affirmed “in all respects” the ALJ’s decision. In June 2011, the California AG, CPUC, PG&E and SCE filed for rehearing of that order.

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

Harbor Oil Inc. Site

Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. The initial indication from the EPA is that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). The draft final RI/FS was submitted to the EPA in December 2011 and was accepted as pre-final in March 2012. The EPA indicated in their approval letter that they intend to recommend a finding of No Further Action later in 2012. The actual cleanup, if any, will not occur until the RI/FS is finalized and approved by the EPA. Based on the review of its records related to Harbor Oil, the Company does not believe it is a major contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. As such, the Company does not expect that this matter will have a material effect on its financial condition, results of operations or cash flows. The Company has expensed its share of the RI/FS ($0.5 million) for this matter.

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

AVISTA CORPORATION

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

	Avista Utilities	Ecova	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2012:
Operating revenues	$405,910	$37,010	$9,787	$46,797	$(450)	$452,257
Resource costs	211,012	—	—	—	—	211,012
Other operating expenses	63,357	35,774	8,378	44,152	(450)	107,059
Depreciation and amortization	27,318	2,836	168	3,004	—	30,322
Income (loss) from operations	79,081	(1,600)	1,241	(359)	—	78,722
Interest expense (2)	18,046	360	965	1,325	(94)	19,277
Income taxes	21,726	(381)	(207)	(588)	—	21,138
Net income attributable to Avista Corporation	39,477	(826)	(263)	(1,089)	—	38,388
Capital expenditures	57,771	1,142	2	1,144	—	58,915
For the three months ended March 31, 2011:
Operating revenues	$438,147	$29,158	$9,731	$38,889	$(450)	$476,586
Resource costs	248,121	—	—	—	—	248,121
Other operating expenses	59,682	24,008	7,688	31,696	(450)	90,928
Depreciation and amortization	25,852	1,664	203	1,867	—	27,719
Income from operations	79,499	3,486	1,840	5,326	—	84,825
Interest expense (2)	17,356	11	1,597	1,608	(373)	18,591
Income taxes	22,255	1,254	128	1,382	—	23,637
Net income attributable to Avista Corporation	40,117	1,707	94	1,801	—	41,918
Capital expenditures	49,654	315	159	474	—	50,128
Total Assets:
As of March 31, 2012	$3,758,726	$389,782	$105,496	$495,278	$—	$4,254,004
As of December 31, 2011	$3,809,446	$292,940	$112,145	$405,085	$—	$4,214,531

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Corporation”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of accounting guidance for variable interest entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Seattle, Washington

May 4, 2012

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

•

Ecova – an indirect subsidiary of Avista Corp. (79.2 percent owned as of March 31, 2012) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova’s primary product lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

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

The following table presents net income (loss) attributable to Avista Corp. for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2012	2011
Avista Utilities	$39,477	$40,117
Ecova	(826)	1,707
Other	(263)	94

Net income attributable to Avista Corporation	$38,388	$41,918

Executive Level Summary

Overall

Net income attributable to Avista Corporation was $38.4 million for three months ended March 31, 2012, a decrease from $41.9 million for the three months ended March 31, 2011. This was due to a decrease in earnings at Ecova (primarily due to costs associated with completing and integrating recent acquisitions), Avista Utilities (primarily due to an increase in other operating expenses, and depreciation and amortization, as well as warmer weather that reduced retail loads, partially offset by the implementation of general rate increases), as well as the net loss from the other businesses.

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

In our utility operations, we regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. General rate increases went into effect in Idaho on October 1, 2011, in Washington on January 1, 2012, and in Oregon effective March 15, 2011 and June 1, 2011. On April 2, 2012, we filed general rate increase requests in Washington.

Our utility net income was $39.5 million for the three months ended March 31, 2012, a decrease from $40.1 million for the three months ended March 31, 2011. The decrease in utility earnings was primarily due to an increase in other operating expenses, and depreciation and amortization, partially offset by an increase in gross margin (operating revenues less resource costs). The increase in other operating expenses was primarily due to increased electric generation and distribution operation and maintenance costs, pensions and other postretirement benefits expense, and labor costs. The increase in gross margin was primarily due to general rate increases, partially offset by warmer weather that reduced retail loads.

AVISTA CORPORATION

We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $57.8 million for the three months ended March 31, 2012. We expect utility capital expenditures to be about $250 million for the full year of 2012. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Avista Utilities Capital Expenditures”).

Ecova

Ecova had a net loss attributable to Avista Corporation of $0.8 million for the three months ended March 31, 2012, a decrease from net income of $1.7 million for the three months ended March 31, 2011. This decrease was primarily due to $1.5 million in costs of completing the acquisitions and integrating Prenova and LPB. Depreciation and amortization increased $1.2 million due to intangibles recorded in connection with the acquisitions. In addition, Ecova’s total operating expenses increased and revenue growth, excluding the acquisitions, was slightly lower than would be expected on an annualized basis.

On November 30, 2011, Ecova acquired Prenova, an Atlanta-based energy management company. The cash paid for the acquisition of Prenova of $35.6 million was funded primarily through borrowings under Ecova’s committed credit agreement.

On January 31, 2012, Ecova acquired LPB, a Dallas-based energy management company. The cash paid for the acquisition of LPB of $50.6 million was funded by Ecova through $25.0 million of borrowings under its committed credit agreement, a $20.0 million equity infusion from existing shareholders (including Avista Capital and the other owners of Ecova), and available cash.

While we do not expect these acquisitions to have a significant impact on earnings for the full year of 2012, they increase Ecova’s market share and allow Ecova to offer its clients a broader range of services leading to potential future earnings growth.

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network can exercise a right to have their shares of Ecova common stock redeemed by Ecova during July 2011 or July 2012 if Ecova is not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised in July 2011. These redemption rights expire July 31, 2012. The redemption price would be determined based on the fair market value of Ecova at the time of the redemption election as determined by certain independent parties. As of March 31, 2012, there were redeemable noncontrolling interests of $44.3 million related to these redemption rights. Should the previous owners of Cadence Network exercise their redemption rights, Ecova will seek the necessary funding through expansion of its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources.

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

Other Businesses

The net loss for these operations was $0.3 million for the three months ended March 31, 2012 compared to net income of $0.1 million for the three months ended March 31, 2011. The decline in results was primarily due to the net loss on investments in the first quarter of 2012.

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

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. As of March 31, 2012, there were $37.0 million of cash borrowings and $20.1 million in letters of credit outstanding. As of March 31, 2012, we had $342.9 million of available liquidity under this line of credit.

We expect to issue up to $100.0 million of long-term debt in 2012.

AVISTA CORPORATION

We expect to issue up to $45 million of common stock from time to time in 2012 (with the majority in the second half of the year) in order to maintain our capital structure at an appropriate level for our business. We have 0.2 million shares available to be issued under the sales agency agreement and we expect to expand this agreement. After considering the issuances of long-term debt and common stock during 2012, we expect net cash flows from operating activities, together with cash available under our $400.0 million committed line of credit agreement, to provide adequate resources to fund:

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington in May 2011 (which was settled with new rates effective January 1, 2012) and in Idaho in July 2011 (which was settled with new rates effective October 1, 2011). We filed a general rate case in Washington in April 2012 and we expect to file a general rate case in Idaho in the second half of 2012.

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

The settlement agreement also provides for the deferral of certain generation plant maintenance costs. In order to address the variability in year-to-year maintenance costs, beginning in 2011, we are deferring changes in maintenance costs related to our Coyote Spring 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates, and defer the difference. The deferral will occur annually, with no carrying charge, with deferred costs being amortized over a four-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases would be the actual maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Washington were an asset of $0.1 million as of March 31, 2012 compared to a liability of $0.5 million as of December 31, 2011.

On April 2, 2012, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall increase in billed electric rates of 8.8 percent (9.0 percent in base rates) and an overall increase in billed natural gas rates of 6.8 percent (7.0 percent in base rates). The filings are designed to increase annual electric revenues by $41.0 million and increase annual natural gas revenues by $10.1 million. Our requests are based on a proposed overall rate of return of 8.25 percent, with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. As part of the filing, we have requested a one-year rate decrease of 2.9 percent, designed to reduce electric revenues by $13.6 million, to rebate to customers the deferred liability for the Energy Recovery Mechanism (ERM) for 2011. This rate decrease would not have any impact on Avista Corp.’s net income. The net effect of the general rate increase request of 8.8 percent coupled with the ERM rebate of 2.9 percent is an overall increase in billed electric rates of 5.9 percent. The WUTC has up to 11 months to review the filings and issue a decision.

As part of this general rate case, we have asked the WUTC to address the delay between the time costs are incurred and when customers’ rates are reviewed and approved by the WUTC. This delay is referred to as regulatory lag. We contracted with a consultant to develop an attrition study to determine the annual revenue short-fall related to regulatory lag. We proposed an attrition adjustment in this general rate case filing, based on the attrition study, which is designed to eliminate the annual revenue short-fall related to regulatory lag.

AVISTA CORPORATION

As part of the April 2, 2012 Washington general rate case filing, we have proposed certain changes to the ERM as discussed at “Power Cost Deferrals and Recovery Mechanisms.”

Idaho General Rate Cases

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

The settlement agreement also provides for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, we are deferring changes in operation and maintenance costs related to the Coyote Spring 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defer the difference from that currently authorized. The deferral will occur annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were an asset of $0.4 million as of March 31, 2012 compared to an asset of $0.1 million as of December 31, 2011.

Oregon General Rate Cases

In March 2011, the OPUC approved an all-party settlement stipulation in our general rate case that was filed in September 2010. The settlement provides for an overall rate increase of 3.1 percent for our Oregon customers, designed to increase annual revenues by $3.0 million. Part of the rate increase became effective March 15, 2011, with the remaining increase effective June 1, 2011. An additional rate adjustment designed to increase revenues by $0.6 million is proposed to occur on June 1, 2012 to recover capital costs associated with certain reinforcement and replacement projects upon a demonstration that such projects are complete and the costs were prudently incurred.

Proposed Electric Decoupling–Washington

In the September 2011 Washington general rate case settlement (which was approved by the WUTC in December 2011), one party, the Northwest Energy Coalition (NWEC), did not sign the agreement and is pursuing an electric decoupling mechanism in Washington. The issue of electric decoupling is being addressed through a separate procedural schedule. Decoupling would separate the link between actual kWh sales and the recovery of our fixed costs. In summary, the NWEC proposes that actual fixed cost recovery per customer be compared to authorized fixed cost recovery per customer, and that any difference be deferred for later surcharge or rebate to customers. The current schedule would provide for a decision by the WUTC in the second half of 2012. If the WUTC adopted a decoupling mechanism, this could affect future rates and our results of operations. However, there are many variables that could be incorporated into a decoupling mechanism, and we cannot currently predict the design of the mechanism, if any, the WUTC might ultimately adopt or the affect that any mechanism adopted may have on future rates or our results of operations.

Purchased Gas Adjustments

Effective March 1, 2012, natural gas rates decreased 6.4 percent in Washington and 6.0 percent in Idaho. Effective October 1, 2011, natural gas rates increased 1.0 percent in Idaho. Effective November 1, 2011, natural gas rates increased 1.0 percent in Washington, while decreasing 0.2 percent in Oregon. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $15.2 million as of March 31, 2012, compared to $12.1 million as of December 31, 2011. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail

AVISTA CORPORATION

rates for our Washington customers. In the 2010 Washington general rate case settlement, the parties agreed that there would be no deferrals under the ERM in 2010. Deferrals under the ERM resumed in 2011. Total net deferred power costs under the ERM were a liability of $13.5 million as of March 31, 2012 compared to $12.9 million as of December 31, 2011. As part of our April 2, 2012 general rate case filing, we have requested a one-year rate decrease of 2.9 percent to rebate to customers the 2011 deferred liability for the ERM.

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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 29, 2012. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order.

Under the terms of a prior settlement, we were required to make a filing (no sooner than June 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

As part of our April 2, 2012 general rate case filing we proposed a continuation and modification of the ERM. Among the proposed changes, is a proposal for the entire power supply cost variance to be shared 90 percent customers/10 percent Company, consistent with our Power Cost Adjustment (PCA) mechanism in Idaho. We have also proposed that customers’ rates be adjusted on an annual basis to provide a surcharge or rebate to customers for any deferral balance resulting from the ERM in the prior calendar year.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory liability of $1.4 million as of March 31, 2012 compared to $0.7 million as of December 31, 2011.

Natural Gas Safety Regulations

On February 3, 2012, President Obama signed into law the “Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011” mandating new regulations be created to address public safety concerns. Regulations include requiring automatic shut-off valves on pipeline mains, increased installation of excess flow valves on gas service piping, increased “high consequence area” boundaries as well as to provide additional scrutiny on existing emergency preparedness plans, quality assurance plans and damage prevention programs, and broader federal oversight including broader use of fines and penalties to pipeline operators. We are evaluating the Act and cannot predict the impact the Act may ultimately have on our operations.

AVISTA CORPORATION

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

Utility revenues decreased $32.2 million, after elimination of intracompany revenues of $27.6 million in the first quarter of 2012 and $17.0 million in the first quarter of 2011. Including intracompany revenues, electric revenues decreased $15.9 million and natural gas revenues decreased $5.7 million. Retail electric revenues decreased $3.4 million due to a decrease in volumes sold caused by warmer weather during the first three months of 2012 compared to 2011, partially offset by general rate increases. In addition, sales of fuel decreased $19.3 million (reflecting higher usage of our thermal generating plants and decreased sales of natural gas fuel not used in generation). These decreases in retail electric revenues and sales of fuel were partially offset by an increase in wholesale electric revenues of $6.0 million (due to an increase in volumes, partially offset by a decrease in wholesale prices). Retail natural gas revenues decreased $4.4 million due to a decrease in volumes caused by warmer weather, partially offset by rate increases, while wholesale natural gas revenues decreased $0.7 million.

Non-utility revenues increased $7.9 million to $46.8 million primarily as a result of Ecova’s revenues increasing due to growth in expense management and energy management services, as well as the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.

Utility resource costs decreased $37.1 million, after elimination of intracompany resource costs of $27.6 million in the first quarter of 2012 and $17.0 million in the first quarter of 2011. Including intracompany resource costs, electric resource costs decreased $19.1 million and natural gas resource costs decreased $7.4 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the amortization of deferred power supply costs, partially offset by an increase in fuel costs (due to higher thermal generation). The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased due to a decrease in prices, partially offset by an increase in volumes.

Utility other operating expenses increased $3.7 million primarily due to increased electric generation and distribution operation and maintenance costs, pensions and other postretirement benefits expense, and labor costs.

Utility depreciation and amortization increased $1.5 million driven by additions to utility plant.

Non-utility other operating expenses increased $12.5 million primarily due to an increase of $11.8 million for Ecova reflecting increased costs necessary for business growth and the acquisitions of Prenova and LPB, including transaction and integration costs of $1.5 million.

Non-utility depreciation and amortization increased $1.1 million primarily due to the amortization of intangibles recorded in connection with the acquisitions of Prenova and LPB.

Interest expense increased $0.7 million primarily due to the issuance of long-term debt in December 2011 that increased the balance of long-term debt outstanding.

Income taxes decreased $2.5 million and our effective tax rate was 35.6 percent for the three months ended March 31, 2012 compared to 35.8 percent for the three months ended March 31, 2011. This decrease in expense was primarily due to a decrease in income before income taxes.

Avista Utilities

Net income for Avista Utilities was $39.5 million for the three months ended March 31, 2012, a decrease from $40.1 million for the three months ended March 31, 2011. Avista Utilities’ income from operations was $79.1 million for the three months ended March 31, 2012 compared to $79.5 million for the three months ended March 31, 2011. The decrease in net income and income from operations was primarily due to an increase in other operating expenses, and depreciation and amortization, partially offset by an increase in gross margin (operating revenues less resource costs). The decrease in net income from Avista Utilities was also due to an increase in interest expense.

AVISTA CORPORATION

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$256,056	$271,952	$177,500	$183,231	$(27,646)	$(17,036)	$405,910	$438,147
Less: resource costs	117,932	137,049	120,726	128,108	(27,646)	(17,036)	211,012	248,121

Gross margin	$138,124	$134,903	$56,774	$55,123	$—	$—	$194,898	$190,026

Avista Utilities’ operating revenues decreased $32.2 million and resource costs decreased $37.1 million, which resulted in an increase of $4.9 million in gross margin. The gross margin on electric sales increased $3.2 million and the gross margin on natural gas sales increased $1.7 million. The increase in electric and natural gas gross margin was primarily due to general rate increases, partially offset by warmer weather that reduced retail loads. For the three months ended March 31, 2012, we recognized a benefit of $4.2 million under the ERM in Washington compared to $4.9 million for the three months ended March 31, 2011.

Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). These transactions are eliminated in the presentation of total results for Avista Utilities and in the consolidated financial statements.

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating		Electric Energy
	Revenues		MWh sales
	2012	2011	2012	2011
Residential	$98,768	$103,245	1,120	1,175
Commercial	72,222	70,190	782	775
Industrial	28,466	29,449	497	514
Public street and highway lighting	1,784	1,758	6	7

Total retail	201,240	204,642	2,405	2,471
Wholesale	25,017	19,051	886	596
Sales of fuel	25,043	44,372	—	—
Other	4,756	3,887	—	—

Total	$256,056	$271,952	3,291	3,067

Retail electric revenues decreased $3.4 million due to a decrease in total MWhs sold (decreased revenues $5.5 million) primarily due to a decrease in use per customer as a result of warmer weather, partially offset by an increase in revenue per MWh (increased revenues $2.1 million). Compared to the first quarter of 2011, residential electric use per customer decreased 5 percent. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues increased $6.0 million due to an increase in sales volumes (increased revenues $8.2 million), partially offset by a decrease in sales prices (decreased revenues $2.2 million). The increase in sales volumes was primarily due to increased wholesale power optimization and lower than expected retail sales caused by warmer weather.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $19.3 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities and higher usage of our thermal generation plants in 2012 as compared to 2011. This was due in part to decreased hydroelectric generation. In the first quarter of 2012, $16.8 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. In the first quarter of 2011, $6.4 million of these sales were made to our natural gas operations.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars and therms in thousands):

	Natural Gas		Natural Gas
	Operating Revenues		Therms Delivered
	2012	2011	2012	2011
Residential	$84,833	$87,177	82,564	85,458
Commercial	42,625	44,585	48,296	50,332
Interruptible	750	829	1,385	1,458
Industrial	1,283	1,281	1,696	1,659

Total retail	129,491	133,872	133,941	138,907
Wholesale	44,340	45,022	157,936	114,531
Transportation	1,900	1,804	44,530	44,595
Other	1,769	2,533	181	233

Total	$177,500	$183,231	336,588	298,266

Retail natural gas revenues decreased $4.4 million due to a decrease in volumes (decreased revenues $4.8 million), partially offset by slightly higher retail rates (increased revenues $0.4 million). We sold less retail natural gas in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to warmer weather. Compared to the first quarter of 2011, residential natural gas use per customer decreased 4 percent and commercial use per customer decreased 5 percent.

Wholesale natural gas revenues decreased $0.7 million due to a decrease in prices (decreased revenues $12.8 million), partially offset by an increase in volumes (increased revenues $12.1 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, we generally have more pipeline and storage capacity than what is needed. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs. We hedge against expected natural gas volumes with forward purchases. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the first quarter of 2012, $10.8 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first quarter of 2011, $10.6 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric		Natural Gas
	Customers		Customers
	2012	2011	2012	2011
Residential	318,586	317,149	286,862	285,167
Commercial	39,803	39,575	33,821	33,636
Interruptible	—	—	37	36
Industrial	1,388	1,367	259	249
Public street and highway lighting	457	454	—	—

Total retail customers	360,234	358,545	320,979	319,088

The following table presents our utility resource costs for the three months ended March 31 (dollars in thousands):

	2012	2011
Electric resource costs:
Power purchased	$51,292	$54,561
Power cost amortizations, net	1,138	10,759
Fuel for generation	27,977	15,968
Other fuel costs	28,254	47,212
Other regulatory amortizations, net	4,541	3,962
Other electric resource costs	4,730	4,587

Total electric resource costs	117,932	137,049

Natural gas resource costs:
Natural gas purchased	113,955	128,299
Natural gas cost amortizations, net	2,960	(6,809)
Other regulatory amortizations, net	3,811	6,618

Total natural gas resource costs	120,726	128,108

Intracompany resource costs	(27,646)	(17,036)

Total resource costs	$211,012	$248,121

AVISTA CORPORATION

Power purchased decreased $3.2 million due to a decrease in wholesale prices (decreased costs $4.5 million), partially offfset by an increase in the volume of power purchases (increased costs $1.3 million).

Net amortization of deferred power costs was $1.1 million for the first quarter of 2012 compared to $10.8 million for the first quarter of 2011. During the first quarter of 2012, we recovered (collected as revenue) $0.6 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the first quarter of 2012, actual power supply costs were below the amount included in base retail rates and we deferred $0.5 million in Washington for potential future rebate to customers.

Fuel for generation increased $12.0 million primarily due to an increase in thermal generation. This was due in part to a decrease in hydroelectric generation. The increase in thermal generation usage was partially offset by a decrease in natural gas fuel prices.

Other fuel costs decreased $19.0 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $14.3 million due to a decrease in the price of natural gas (decreased costs $23.1 million), partially offset by an increase in total therms purchased (increased costs $8.8 million). Total therms purchased increased due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement and resource optimization process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

Ecova

Ecova’s net loss attributable to Avista Corp. was $0.8 million for the three months ended March 31, 2012 compared to net income of $1.7 million for the three months ended March 31, 2011. Operating revenues increased $7.9 million and total operating expenses increased $12.9 million. The increase in operating revenues was primarily due to the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $5.2 million to operating revenues for the first quarter of 2012. The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. Ecova experienced increases in employee costs, facilities costs, information technology costs and professional fees. In addition, Ecova incurred $1.5 million in transaction and integration costs, and $0.3 million paid for the early termination of an earn-out contract. Depreciation and amortization increased $1.2 million due to intangibles recorded in connection with the acquisitions. As of March 31, 2012, Ecova had 749 expense management customers representing 539,000 billed sites in North America. In the first quarter of 2012, Ecova managed bills totaling $4.4 billion, a decrease of $0.4 billion as compared to the first quarter of 2011. This decrease was due to a decrease in the average value of each bill (due in part to a decline in natural gas prices), partially offset by an increase in accounts managed.

Other Businesses

The net loss from these operations was $0.3 million for the three months ended March 31, 2012 compared to net income of $0.1 million for the three months ended March 31, 2011. Earnings attributable to Avista Corporation from METALfx were $0.3 million for each of the first quarters of 2012 and 2011. Losses on investments were $0.4 million for the first quarter of 2012 compared to gains of $0.1 million for the first quarter of 2011.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2011 Form 10-K and have not changed materially from that discussion.

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Condensed Consolidated Cash Flow Statement

Overall During the three months ended March 31, 2012, positive cash flows from operating activities of $121.3 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $57.8 million and dividends of $17.1 million.

Operating Activities Net cash provided by operating activities was $121.3 million for the three months ended March 31, 2012 compared to $103.3 million for the three months ended March 31, 2011. Net cash provided by working capital components was $49.2 million for the three months ended March 31, 2012, compared to $23.7 million for the three months ended March 31, 2011. The net cash provided during the first quarter of 2012 primarily reflects positive cash flows from other current assets (primarily related to a decrease in income taxes receivable), net cash inflows related to accounts receivable and a seasonal decrease in natural gas stored. These positive cash flows were partially offset by net cash outflows related to accounts payable.

The net cash provided during the first quarter of 2011 primarily reflects positive cash flows from accounts receivable (representing a seasonal decrease in receivables outstanding at Avista Utilities and Ecova), a decrease in materials and supplies, fuel stock and natural gas stored, and a decrease in other current assets (primarily due to a decrease in income taxes receivable).

Contributions to our defined benefit pension plan were $14.7 million for the first quarter of 2012 compared to $8.5 million for the first quarter of 2011. Cash paid for interest was $6.7 million for the first quarter of 2012, compared to $6.4 million for the first quarter of 2011.

Investing Activities Net cash used in investing activities was $154.3 million for the three months ended March 31, 2012, compared to net cash provided of $0.2 million for the three months ended March 31, 2011. Utility property capital expenditures increased by $8.1 million for the first quarter of 2012 as compared to the first quarter of 2011. In the first quarter of 2012, a significant portion of Ecova’s funds held for clients were held as securities available for sale (purchases of $36.5 million and sales of $27.0 million). In the first quarter of 2011, the funds held for clients were in cash and cash equivalents, as well as money market funds. The net cash paid by subsidiaries for acquisitions in the first quarter of 2012 of $50.3 million primarily represents Ecova’s acquisition of LPB.

Financing Activities Net cash provided by financing activities was $31.1 million for the three months ended March 31, 2012 compared to net cash used of $111.0 million for the three months ended March 31, 2011. During the first quarter of 2012, short-term borrowings on Avista Corp.’s committed line of credit decreased $24.0 million. Borrowings on Ecova’s committed line of credit increased $25.0 million and these proceeds were used to fund the acquisition of LPB. Cash dividends paid increased to $17.1 million (or 29 cents per share) for the first quarter of 2012 from $15.8 million (or 27.5 cents per share) for the first quarter of 2011. Client fund obligations at Ecova increased $45.2 million.

During the first quarter of 2011, our short-term borrowings decreased $45.0 million. We issued $8.5 million of common stock during the first quarter of 2011, including $5.8 million under a sales agency agreement. Additionally, client fund obligations at Ecova decreased by $47.6 million.

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

As of March 31, 2012, we had $342.9 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2017, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2012, we had cash deposited as collateral of $20.5 million and letters of credit of $12.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings may impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade”, based on our positions outstanding at March 31, 2012, we would potentially be required to post additional collateral of up to $30.3 million. The additional collateral amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because this analysis includes contracts that are not considered derivatives and due to the assumptions about potential energy price changes.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of March 31, 2012, we had interest rate swap agreements outstanding with a notional amount totaling $160 million and we did not have any collateral posted. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at March 31, 2012, we would potentially be required to post additional collateral of up to $4.3 million.

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

Under the Dodd-Frank Act, “Swap Dealers” and “Major Swap Participants” generally will be required to collect minimum initial and variation margin from their counterparties for non-cleared swaps. However, the requirement varies with the type of counterparty and the regulator of the “Major Swap Participant” or “Swap Dealer.” Avista Corp. should be categorized as a counterparty that is a non-financial end user for the purposes of the Dodd-Frank Act, i.e., as a non-financial entity that engages in derivatives to hedge commercial risk. In April 2012, the SEC and the CFTC issued a joint final rule with respect to security-based swap dealers or security-based major swap participants. Based on the proposed definitions and the de minimis rule, we believe that Avista Corp. is unlikely to be classified as a security-based swap dealer or security-based major swap participant. However, notwithstanding levels of margin required by regulation (or the lack thereof), concern remains that swap dealer and major swap participant counterparties will pass along their increased capital and interdealer margin costs through higher prices and reductions in thresholds for posting.

AVISTA CORPORATION

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

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$7,409	0.3%	$7,474	0.3%
Current portion of nonrecourse long-term debt	13,984	0.6	13,668	0.5
Short-term borrowings	47,000	1.8	96,000	3.8
Long-term borrowings under committed line of credit	50,000	1.9	—	—
Long-term debt to affiliated trusts	51,547	2.0	51,547	2.0
Nonrecourse long-term debt	29,181	1.1	32,803	1.3
Long-term debt	1,170,175	45.4	1,169,826	45.7

Total debt	1,369,296	53.1	1,371,318	53.6
Total Avista Corporation stockholders’ equity	1,208,139	46.9	1,185,701	46.4

Total	$2,577,435	100.0%	$2,557,019	100.0%

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $22.4 million during the first quarter of 2012 primarily due to net income, partially offset by dividends.

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

We are planning to issue up to $45 million of common stock from time to time in 2012 (with the majority in the second half of the year) in order to maintain our capital structure at an appropriate level for our business. As of March 31, 2012, we had 0.2 million shares available to be issued under this agreement and we expect to expand this agreement.

We expect to issue up to $100.0 million of long-term debt in 2012.

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2012, we were in compliance with this covenant with a ratio of 53.1 percent.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2012	2011
Balance outstanding at end of period	$37,000	$65,000
Letters of credit outstanding at end of period	$20,090	$22,123
Maximum balance outstanding during the period	$63,500	$110,000
Average balance outstanding during the period	$18,341	$85,383
Average interest rate during the period	1.24%	1.19%
Average interest rate at end of period	3.25%	1.55%

The decrease in the average balance outstanding was due in part to a new intercompany borrowing arrangement between Avista Corp. and Ecova. As part of its cash management practices and operations, Ecova and Avista Corp. entered into a master promissory note in January 2012, where Ecova will from time to time make unsecured short-term loans to Avista Corp. The master promissory note limits the total outstanding indebtedness to no more than $50.0 million in principal. Additionally, such loans are required to be repaid on the last business day of each quarter (March, June, September and December) and sooner upon demand by Ecova. Amounts are loaned at a rate consistent with Avista Corp.’s credit facility. The average balance outstanding was $32.1 million and the maximum balance was $50.0 million during the first quarter of 2012.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our significant subsidiaries could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of March 31, 2012, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements and none of Avista Corp.’s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.’s committed line of credit.

Avista Utilities Capital Expenditures

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

Ecova Credit Agreement

Ecova has a $60.0 million committed line of credit agreement with a financial institution that has an expiration date of April 2014, which is scheduled to decrease to $55.0 million on September 30, 2012 and $50.0 million on December 31, 2012. Ecova is working towards expanding this facility through a multi-bank syndication in 2012. The credit agreement is secured by substantially all of Ecova’s assets. There were $60.0 million of borrowings outstanding under Ecova’s credit agreement as of March 31, 2012, with $10.0 million classified as short-term and $50.0 million classified as long-term. The proceeds from these borrowings were used to fund the acquisitions of Prenova in November 2011 and LPB in January 2012.

Ecova Redeemable Stock

In 2007, Ecova amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Ecova providing the shares are held for a minimum of six months. Stock is reacquired at estimated fair value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $13.3 million as of March 31, 2012 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Ecova employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $44.3 million related to the Cadence Network acquisition, as the previous owners can exercise a right to put their stock back to Ecova in July 2011 or July 2012 if Ecova is not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised in July 2011. These redemption rights expire July 31, 2012. Should the previous owners of Cadence Network exercise their redemption rights, Ecova will seek the necessary funding through expansion of its credit facility, a capital request from existing owners, an infusion of capital from potential new investors or a combination of these sources.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

As of March 31, 2012, we had $20.1 million in letters of credit outstanding under our $400.0 million committed line of credit, a decrease from $29.0 million as of December 31, 2011.

Pension Plan

As of March 31, 2012, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $26 million to the pension plan in 2011. We expect to contribute a total of $176 million (or $44 million per year) to the pension plan in the period 2012 through 2015. In the first quarter of 2012, we contributed $14.7 million to the pension plan. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Credit and Nonperformance Risk” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of May 4, 2012:

	Standard & Poor’s (1)	Moody’s (2)

Corporate/Issuer rating	BBB	Baa2
Senior secured debt	A-	A3
Senior unsecured debt	BBB	Baa2

(1)	Standard & Poor’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.

A security rating is not a recommendation to buy, sell or hold securities. Each security rating is subject to revision or withdrawal at any time by the assigning rating organization. Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered in the context of the applicable methodology, independent of all other ratings. The rating agencies provide ratings at the request of Avista Corporation and charge fees for their services.

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

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2011 Form 10-K, with the following exceptions:

As of March 31, 2012, we had $37.0 million of borrowings outstanding under our committed line of credit. There were $61.0 million in borrowings outstanding as of December 31, 2011.

As of March 31, 2012, Ecova had $60.0 million of borrowings outstanding under its committed line of credit. There were $35.0 million in borrowings outstanding as of December 31, 2011.

Redeemable noncontrolling interests increased to $57.6 million as of March 31, 2012 from $51.8 million as of December 31, 2011.

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

We continue to experience customer growth as the regional economy recovers from the recession. We have three distinct metropolitan areas in our service area: Spokane, Washington, Coeur d’Alene, Idaho and Medford, Oregon; and we are tracking three separate economic indicators: employment change, unemployment rates and foreclosure rates. We have observed mixed results during the economic recovery. The March 2012 employment indicators are positive except for Spokane, unemployment rates are lower in all three areas and foreclosure rates have decreased compared to prior periods. Compared to the U.S. the economy in our service area is broadly weaker than the national average. In 2012, we expect economic growth in our service area to be lower as compared to the U.S.

Employment in our northern Idaho service area is exhibited moderate growth in March 2012 compared to March 2011. Job performance in eastern Washington has yet to show signs of recovery, while our southwestern Oregon service area has stabilized. Non-farm employment growth for March 2012 was 0.7 percent in Medford, Oregon with gains in manufacturing and retail trade offset by declines in local government. We observed an employment decline of 0.4 percent in the Spokane area with gains in manufacturing and business and professional services offset by losses in state government. Employment increased by 5.5 percent in Coeur d’Alene, Idaho and was broadly across all job categories with considerable strength in manufacturing. The U.S. nonfarm sector jobs grew by 1.5 percent in the same twelve-month period.

The unemployment rate went down in March 2012 from the year earlier level in Spokane, Medford, and Coeur d’Alene. In Spokane the rate was 10.6 percent in March 2011 and declined to 9.9 percent in March 2012. In Medford the rate declined from 12.9 percent to 11.7 percent while in Coeur d’Alene the rate went from 11.9 percent to 10.3 percent. The U.S. rate declined from 9.2 percent to 8.4 percent in the same period.

The housing market in our service area has improved when measured by foreclosure rates, with two of our three metropolitan areas better than the national average. The March 2012 national rate was 0.15 percent with a near national average level at 0.14 percent in Jackson County, Oregon. The Spokane housing market was 0.02 percent and Kootenai County, Idaho was 0.05 percent.

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

AVISTA CORPORATION

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

Recent EPA Initiatives Related to Climate Change

After a public comment and review period, in December 2009, the EPA issued an “endangerment finding” regarding GHG emissions from motor vehicles under section 202(a) of the Clean Air Act (CAA). Specifically, the EPA found that the combined emissions of GHG from new motor vehicles and new motor vehicle engines contribute to the GHG pollution which threatens public health and welfare. The EPA’s findings are currently being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On April 1, 2010, the EPA and the Department of Transportation’s National Highway Safety Administration announced a joint final rule establishing GHG emission standards for mobile sources. The GHG emission standards for mobile sources became effective on January 2, 2011. The EPA has concluded that the CAA requires the agency to regulate GHG emissions from stationary sources through its preconstruction and operating permit programs on the date when EPA regulations require any source (mobile or stationary) to meet GHG emission limits. In May 2010, the EPA finalized a rule establishing an applicability threshold for regulating GHG emissions from stationary sources through the preconstruction and operating permit programs.

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

AVISTA CORPORATION

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

In September 2009, the EPA finalized the Mandatory Reporting Rule (MRR) that requires facilities emitting over 25,000 metric tons of GHG a year to report their emissions to the EPA beginning in January 2011 for 2010 emissions. On March 18, 2011, the EPA issued a rule extending the deadline for reporting 2010 GHG emissions data to September 30, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT recently reported GHGs to the EPA. The rule also required that natural gas distribution system throughput be reported along with the development of a GHG Monitoring Plan. On March 22, 2010, the EPA proposed to further amend its reporting rule to include several new source categories, including reporting of GHG fugitive emissions from electric power transmission and distribution systems, fugitive emissions from natural gas distribution systems, and fugitive emissions from natural gas storage facilities. Reporting for these additional sources for 2011 emissions was required by March 31, 2012.

On March 27, 2012, the EPA proposed a Carbon Pollution Standard for new power plants. The EPA proposed that new fossil-fuel-fired power plants meet an output-based standard of 1,000 pounds of carbon dioxide per megawatt-hour. New power plants that are designed to use coal or petroleum coke would be able to incorporate technology to reduce carbon dioxide emissions to meet the standard, such as carbon capture and storage. For purposes of this rule, fossil-fuel-fired generation units include fossil-fuel-fired boilers, integrated gasification combined cycle units and stationary combined cycle turbine units that generate electricity for sale and are larger than 25 MW; simple cycle turbine units are exempt. The proposal would not apply to existing units including modifications such as changes needed to meet other air pollution standards and new power plant units that have permits and start construction within 12 months of this proposal. We are unable to determine if or to what extent the proposed standard, if adopted, would have on our thermal generating facilities at this time.

State Activities

The states of Washington and Oregon have statutory targets to reduce GHG emissions. Washington’s targets are intended to reduce GHG emission to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050. Oregon’s targets would reduce GHG emissions to 10 percent below 1990 levels by 2020 and 75 percent below 1990 levels by 2050. Both states enacted their targets expecting that they would be met through a combination of renewable energy standards, and assorted “complementary policies,” such as land-use policies, energy efficiency codes for buildings, renewable fuel standards and vehicle emission standards. However, neither state has yet adopted any comprehensive requirements aimed specifically at achieving these targets.

Washington State’s Department of Ecology has adopted regulations to ensure that its State Implementation Plan comports with the requirements of the EPA’s regulation of GHG emissions. We will continue to monitor actions by the Department as it may proceed to adopt additional regulations under its CAA authorities. Late in 2011, a Federal District Court ruled that the Department of Ecology must require six refineries located in the state to install reasonably available control technology (RACT) to control and reduce their greenhouse gas emissions. This decision turned, on the meaning of “air contaminate” under Washington law, the United States Supreme Court decision in Massachusetts v. EPA (549 U.S. 497 (2007)), and administrative actions were taken by the EPA. The Court’s decision could have implications for other industrial emitters of greenhouse gases in the state of Washington, in part because the decision will require the Department of Ecology to determine what measures might constitute RACT. If and how the decision might impact other industries will not be clear until the decision is finalized and any challenges to it have been exhausted.

Washington and Oregon apply a GHG emissions performance standard to electric generation facilities used to serve retail loads in their jurisdictions. The emissions performance standard prevents utilities from constructing or purchasing generation facilities, or entering into power purchase agreements of five years or longer duration to purchase energy produced by plants that have emission levels higher than 1,100 pounds of GHG per MWh. The Department of Commerce has commenced a process that is expected to result in the adoption of a lower emissions performance standard this year (2012); a new standard will be applicable until at least 2017.

Initiative Measure 937 (I-937), the Energy Independence Act, was passed into law through the 2006 General Election in Washington. I-937 requires investor-owned, cooperative, and government-owned electric utilities with over 25,000 customers to acquire qualified renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets, the first of which must be met in 2012. Furthermore, by January 1, 2012, electric utilities subject to I-937’s mandates were required to acquire enough qualified incremental renewable energy and/or renewable energy credits to meet 3 percent of their load. This renewable energy standard increases to 9

AVISTA CORPORATION

percent in 2016. Failure to comply with renewable energy and energy efficiency standards could result in penalties of $50 per MWh or greater being assessed against a utility for each MWh it is deficient in meeting a standard. A utility would be deemed to comply with the renewable energy standard if it invests at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable energy resources and/or renewable energy credits. As noted in the following section, we have taken the steps necessary to meet the requirements of I-937. In 2012, the Governor signed into law Senate Bill 5575, which amended I-937 to define our Kettle Falls Generating Station and certain other biomass energy facilities which commenced operation before March 31, 1999, as resources that may be used to meet the renewable energy standards beginning in 2016.

Wind Power Purchase Agreement

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

The EPA finalized the MATS (formerly known as the Utility MACT) on December 16, 2011 to control hazardous air pollutants including mercury from coal and oil-fired power plants. The final version of the rule contains a mercury standard that is less stringent than the Montana mercury regulation; therefore, Colstrip’s existing emission control system should be sufficient to meet mercury compliance. For the remaining portion of the rule that specifically addresses Air Toxics (including metals and acid gases), the joint owners are currently evaluating what type of new emission control systems may be needed for MATS compliance in 2015. We are unable to determine to what extent or if there will be any material impacts to Colstrip at this time.

National Ambient Air Quality Standards (NAAQS)

We continue to monitor legislative and regulatory developments at both the state and national levels for potential operating limitations that may result from updates to the NAAQS. The CAA requires regular updates which have been recently court mandated to occur in June 2013 for nitrogen dioxide, ozone and particulate matter. We have thermal power plants in Washington, Idaho, Montana and Oregon. Since the EPA has designated most of the western states in which we operate as attainment areas, we do not anticipate any material impacts on our thermal plants from the required updates of these new standards at this time.

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

AVISTA CORPORATION

BART is a retrofit program applied to large emission sources, including electric generating units built between 1962 and 1977. In February 2007, Colstrip was notified by the EPA that Colstrip Units 1 & 2 (of which we are not an owner) were determined to be subject to the EPA’s BART requirements. In November 2010, the EPA issued a request for additional reasonable progress information for Colstrip Units 3 & 4 (of which we are a 15 percent owner). The owners of Colstrip Units 3 & 4 have submitted the requested information and await the EPA’s upcoming FIP proposal, which will include the EPA’s determination of BART for Colstrip Units 3 & 4. On March 21, 2012, the EPA released a proposed Federal Implementation Plan (FIP) for Montana. The proposal includes emission limitations and pollution controls for Colstrip Units 1 & 2. Colstrip Units 3 & 4 are not currently affected, but would be evaluated for reasonable progress at the next review period in approximately five years. We will continue to evaluate this proposal for any material impacts to Colstrip Units 3 & 4. The FIP is expected to be finalized in July 2012.

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

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of March 31, 2012, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

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

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2012 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2012	$(8,907)	$(18,658)	$(27,401)	$(5,295)	$2,650	$5,166	$387	$11
2013	(3,862)	(2,259)	(20,629)	(6,895)	63	8,123	(838)	(153)
2014	(2,506)	—	(6,986)	(3,021)	(90)	1,025	(904)	(6)
2015	(2,175)	—	(1,975)	(196)	(118)	—	—	—
2016	(2,245)	—	(364)	68	(136)	—	—	—
Thereafter	(5,158)	—	—	—	(573)	—	—	—

Credit Risk

Our credit risk has not materially changed during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K.

Risk Management for Energy Resources

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. Please refer to the 2011 Form 10-K for discussion of risk management policies and procedures.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K.

As of March 31, 2012, we had outstanding interest rate swap agreements with a total notional amount of $75.0 million and a mandatory cash settlement date of July 2012. We also have interest rate swap agreements with a notional amount of $85.0 million and a mandatory cash settlement date of June 2013.

As of March 31, 2012, we had a current derivative liability of $9.2 million and a long-term derivative asset of $5.1 million, with an offsetting regulatory asset on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K. As of March 31, 2012, we had a current derivative liability for foreign currency hedges of less than $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2012, we had entered into 31 Canadian currency forward contracts with a notional amount of $4.3 million ($4.2 million Canadian).

Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be

AVISTA CORPORATION

disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2012.

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See “Note 11 of the Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Please refer to the 2011 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2011 Form 10-K. In addition to these risk factors, please also see “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

10.1	Ecova, Inc. (formerly known as Advantage IQ, Inc.) Second Amended and Restated 1997 Stock Plan

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10–Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: May 4, 2012	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)