Form 10-Q
period 2012-06-30
AVISTA CORP
filed 2012-08-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 58,769,670 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•	delays or changes in construction costs, and/or our ability to obtain required permits and materials for present or prospective facilities;

•	changes in the costs to implement new information technology systems, and/or other reasons that impair our ability to complete these projects in a timely and effective manner;

•	changes in the long-term climate of the Pacific Northwest, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory or the loss of significant customers;

•	the loss of key suppliers for materials or services;

•	default or nonperformance on the part of any parties from which we purchase and/or sell capacity or energy;

•	deterioration in the creditworthiness of our customers and counterparties;

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

•

work force issues, including changes in collective bargaining unit agreements, strikes, work stoppages, the loss of key executives, availability of workers in a variety of skill areas, and our ability to recruit and retain employees;

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2012	2011
Operating Revenues:
Utility revenues	$293,315	$319,973
Non-utility revenues	50,270	40,584

Total operating revenues	343,585	360,557

Operating Expenses:
Utility operating expenses:
Resource costs	135,992	155,776
Other operating expenses	63,601	68,700
Depreciation and amortization	27,754	26,407
Taxes other than income taxes	20,390	19,699
Non-utility operating expenses:
Other operating expenses	43,978	32,609
Depreciation and amortization	3,571	1,842

Total operating expenses	295,286	305,033

Income from operations	48,299	55,524
Interest expense	19,188	18,272
Interest expense to affiliated trusts	137	152
Capitalized interest	(596)	(814)
Other expense-net	678	803

Income before income taxes	28,892	37,111
Income tax expense	10,360	13,583

Net income	18,532	23,528
Net income attributable to noncontrolling interests	(354)	(527)

Net income attributable to Avista Corporation	$18,178	$23,001

Weighted-average common shares outstanding (thousands), basic	58,702	57,787
Weighted-average common shares outstanding (thousands), diluted	58,924	58,143
Earnings per common share attributable to Avista Corporation:
Basic	$0.31	$0.40

Diluted	$0.31	$0.39

Dividends paid per common share	$0.29	$0.275

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	2012	2011
Operating Revenues:
Utility revenues	$698,775	$757,670
Non-utility revenues	97,067	79,473

Total operating revenues	795,842	837,143

Operating Expenses:
Utility operating expenses:
Resource costs	347,004	403,897
Other operating expenses	126,958	128,382
Depreciation and amortization	55,072	52,259
Taxes other than income taxes	45,532	44,692
Non-utility operating expenses:
Other operating expenses	87,680	63,855
Depreciation and amortization	6,575	3,709

Total operating expenses	668,821	696,794

Income from operations	127,021	140,349
Interest expense	38,325	36,712
Interest expense to affiliated trusts	277	303
Capitalized interest	(1,121)	(1,252)
Other expense-net	1,297	1,435

Income before income taxes	88,243	103,151
Income tax expense	31,498	37,220

Net income	56,745	65,931
Net income attributable to noncontrolling interests	(179)	(1,012)

Net income attributable to Avista Corporation	$56,566	$64,919

Weighted-average common shares outstanding (thousands), basic	58,642	57,565
Weighted-average common shares outstanding (thousands), diluted	58,937	57,780
Earnings per common share attributable to Avista Corporation:
Basic	$0.96	$1.13

Diluted	$0.96	$1.12

Dividends paid per common share	$0.58	$0.55

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended June 30

Dollars in thousands

(Unaudited)

	2012	2011

Net income	$18,532	$23,528

Other Comprehensive Income:
Unrealized investment gains - net of taxes of $137	230	—
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(78)	(130)	—
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $91 and $33, respectively	168	60

Total other comprehensive income	268	60

Comprehensive income	18,800	23,588
Comprehensive income attributable to noncontrolling interests	(354)	(527)

Comprehensive income attributable to Avista Corporation	$18,446	$23,061

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2012	2011

Net income	$56,745	$65,931

Other Comprehensive Income (Loss):
Unrealized investment gains - net of taxes of $176	299	—
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(83)	(141)	—
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $173 and $(73), respectively	321	(136)

Total other comprehensive income (loss)	479	(136)

Comprehensive income	57,224	65,795
Comprehensive income attributable to noncontrolling interests	(179)	(1,012)

Comprehensive income attributable to Avista Corporation	$57,045	$64,783

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Current Assets:
Cash and cash equivalents	$93,416	$74,662
Accounts and notes receivable-less allowances of $44,582 and $43,958	148,079	203,452
Utility energy commodity derivative assets	1,345	1,139
Regulatory asset for utility derivatives	61,479	69,685
Investments and funds held for clients	129,079	118,536
Materials and supplies, fuel stock and natural gas stored	51,137	52,006
Deferred income taxes	36,711	30,473
Income taxes receivable	5,548	15,378
Other current assets	28,571	49,225

Total current assets	555,365	614,556

Net Utility Property:
Utility plant in service	3,964,150	3,887,384
Construction work in progress	92,649	79,322

Total	4,056,799	3,966,706
Less: Accumulated depreciation and amortization	1,146,481	1,105,930

Total net utility property	2,910,318	2,860,776

Other Non-current Assets:
Investment in exchange power-net	17,558	18,783
Investment in affiliated trusts	11,547	11,547
Goodwill	73,783	39,045
Long-term energy contract receivable of Spokane Energy	57,390	62,525
Other intangibles, property and investments-net	92,116	80,309

Total other non-current assets	252,394	212,209

Deferred Charges:
Regulatory assets for deferred income tax	79,262	84,576
Regulatory assets for pensions and other postretirement benefits	252,312	260,359
Other regulatory assets	106,905	119,738
Non-current utility energy commodity derivative assets	464	185
Non-current regulatory asset for utility derivatives	33,918	40,345
Other deferred charges	25,417	21,787

Total deferred charges	498,278	526,990

Total assets	$4,216,355	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Equity:
Current Liabilities:
Accounts payable	$148,734	$166,954
Client fund obligations	128,599	118,325
Current portion of long-term debt	423	7,474
Current portion of nonrecourse long-term debt of Spokane Energy	14,304	13,668
Short-term borrowings	91,000	96,000
Utility energy commodity derivative liabilities	55,027	70,824
Natural gas deferrals	16,175	12,140
Other current liabilities	130,387	141,789

Total current liabilities	584,649	627,174

Long-term debt	1,147,765	1,169,826
Nonrecourse long-term debt of Spokane Energy	25,474	32,803
Long-term debt to affiliated trusts	51,547	51,547
Long-term borrowings under committed line of credit	60,000	—
Regulatory liability for utility plant retirement costs	229,885	227,282
Pensions and other postretirement benefits	225,250	246,177
Deferred income taxes	517,568	505,954
Other non-current liabilities and deferred credits	104,379	116,084

Total liabilities	2,946,517	2,976,847

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	53,424	51,809

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 58,757,935 and 58,422,781 shares outstanding	861,053	855,188
Accumulated other comprehensive loss	(5,158)	(5,637)
Retained earnings	360,947	336,150

Total Avista Corporation stockholders’ equity	1,216,842	1,185,701
Noncontrolling Interests	(428)	174

Total equity	1,216,414	1,185,875

Total liabilities and equity	$4,216,355	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2012	2011
Operating Activities:
Net income	$56,745	$65,931
Non-cash items included in net income:
Depreciation and amortization	61,647	55,968
Provision for deferred income taxes	6,522	5,158
Power and natural gas cost amortizations, net	8,822	4,149
Amortization of debt expense and premium	1,926	2,217
Equity-related AFUDC	(1,748)	(1,235)
Other	33,348	21,753
Contributions to defined benefit pension plan	(29,400)	(17,250)
Changes in working capital components:
Accounts and notes receivable	55,719	65,736
Materials and supplies, fuel stock and natural gas stored	869	935
Other current assets	15,694	2,147
Accounts payable	(3,456)	(39,034)
Other current liabilities	(6,971)	(3,023)

Net cash provided by operating activities	199,717	163,452

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(120,476)	(98,882)
Other capital expenditures	(2,266)	(1,600)
Federal grant payments received	4,483	6,824
Cash paid by subsidiaries for acquisitions, net of cash received	(50,310)	(199)
Decrease (increase) in funds held for clients	(16,424)	33,439
Purchase of securities available for sale	(64,850)	—
Sale and maturity of securities available for sale	71,492	—
Other	(4,158)	(3,561)

Net cash used in investing activities	(182,509)	(63,979)

Financing Activities:
Net increase (decrease) in short-term borrowings	30,000	(35,000)
Borrowings from Ecova line of credit	25,000	—
Redemption and maturity of long-term debt	(11,264)	(189)
Maturity of nonrecourse long-term debt of Spokane Energy	(6,694)	(6,104)
Long-term debt and short-term borrowing issuance costs	(130)	(2,348)
Cash paid for settlement of interest rate swap agreements	(18,547)	—
Issuance of common stock	3,575	15,878
Cash dividends paid	(34,101)	(31,729)
Purchase of subsidiary noncontrolling interest	(784)	(6,054)
Increase (decrease) in client fund obligations	9,764	(33,439)
Issuance of subsidiary noncontrolling interests	3,714	—
Other	1,013	15

Net cash provided by (used in) financing activities	1,546	(98,970)

Net increase in cash and cash equivalents	18,754	503

Cash and cash equivalents at beginning of period	74,662	69,413

Cash and cash equivalents at end of period	$93,416	$69,916

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$36,277	$34,462
Income taxes	12,217	22,650
Non-cash financing and investing activities:
Accounts payable for capital expenditures	4,381	4,218
Redeemable noncontrolling interests	(3,031)	6,754

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2012	2011
Common Stock, Shares:
Shares outstanding at beginning of period	58,422,781	57,119,723
Issuance of common stock	335,154	858,187

Shares outstanding at end of period	58,757,935	57,977,910

Common Stock, Amount:
Balance at beginning of period	$855,188	$827,592
Equity compensation expense	2,241	1,804
Issuance of common stock, net of issuance costs	3,575	15,878
Equity transactions of consolidated subsidiaries	49	(3,220)

Balance at end of period	861,053	842,054

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(5,637)	(4,326)
Other comprehensive income (loss)	479	(136)

Balance at end of period	(5,158)	(4,462)

Retained Earnings:
Balance at beginning of period	336,150	302,518
Net income attributable to Avista Corporation	56,566	64,919
Cash dividends paid (common stock)	(34,101)	(31,729)
Valuation adjustments and other noncontrolling interests activity	2,332	(5,165)

Balance at end of period	360,947	330,543

Total Avista Corporation stockholders’ equity	1,216,842	1,168,135

Noncontrolling Interests:
Balance at beginning of period	174	(600)
Net income attributable to noncontrolling interests	71	79
Deconsolidation of variable interest entity	(673)	—
Other	—	(26)

Balance at end of period	(428)	(547)

Total equity	$1,216,414	$1,167,588

Redeemable Noncontrolling Interests:
Balance at beginning of period	$51,809	$46,722
Net income attributable to noncontrolling interests	108	933
Issuance of subsidiary noncontrolling interests	3,714	—
Purchase of subsidiary noncontrolling interests	(784)	(6,054)
Valuation adjustments and other noncontrolling interests activity	(1,423)	10,766

Balance at end of period	$53,424	$52,367

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2011 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). Avista Capital’s subsidiaries include Ecova, Inc. (Ecova), a 79.0 percent owned subsidiary as of June 30, 2012. Ecova is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Utility taxes	$12,777	$13,158	$30,612	$31,281

Other Expense - Net

Other expense - net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$(363)	$(284)	$(638)	$(573)
Interest on regulatory deferrals	(16)	(23)	(24)	(68)
Equity-related AFUDC	(905)	(392)	(1,748)	(1,235)
Net loss on investments	88	140	527	37
Other expense	2,857	1,597	4,163	3,509
Other income	(983)	(235)	(983)	(235)

Total	$678	$803	$1,297	$1,435

AVISTA CORPORATION

Investments and Funds Held for Clients and Client Fund Obligations

In connection with the bill paying services, Ecova collects funds from its clients and remits the funds to the appropriate utility or other service provider. Some of the funds collected are invested by Ecova and classified as investments and funds held for clients and a related liability for client fund obligations is recorded. Investments and funds held for clients include cash and cash equivalent investments and investment securities classified as available for sale. Investments and funds held for clients as of June 30, 2012 are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$38,933	$—	$38,933
Securities available for sale:
U.S. government agency	66,198	252	66,450
Municipal	8,673	53	8,726
Corporate fixed income – financial	6,562	63	6,625
Corporate fixed income – industrial	4,924	55	4,979
Corporate fixed income – utility	2,077	49	2,126
Certificates of deposit	1,250	(10)	1,240

Total securities available for sale	89,684	462	90,146

Total investments and funds held for clients	$128,617	$462	$129,079

Investments and funds held for clients as of December 31, 2011 are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$21,957	$—	$21,957
Securities available for sale:
U.S. government agency	74,721	172	74,893
Municipal	425	—	425
Corporate fixed income – financial	11,139	15	11,154
Corporate fixed income – industrial	6,495	23	6,518
Corporate fixed income – utility	2,088	4	2,092
Certificates of deposit	1,500	(3)	1,497

Total securities available for sale	96,368	211	96,579

Total investments and funds held for clients	$118,325	$211	$118,536

Investments and funds held for clients are classified as a current asset since these funds are held solely for the purpose of satisfying the client fund obligations. Approximately 91 percent and 88 percent of the investment portfolio was rated AA or higher as of June 30, 2012 and December 31, 2011, respectively, by nationally recognized statistical rating organizations. All fixed income securities were rated at least investment grade as of June 30, 2012 and December 31, 2011.

Proceeds from sales, maturities and calls of securities available for sale were $71.5 million for the six months ended June 30, 2012 with gross realized gains of $0.1 million and there were not any gross realized losses. Proceeds from sales, maturities and calls of securities available for sale were $44.5 million for the three months ended June 30, 2012 with gross realized gains of $0.1 million and there were not any gross realized losses.

Contractual maturities of securities available for sale (at fair value) as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Due within 1 year	After 1 but within 5 years	After 5 but within 10 years	After 10 years	Total
June 30, 2012	$2,478	$25,780	$55,711	$6,177	$90,146
December 31, 2011	425	55,126	41,028	—	96,579

Actual maturities may differ due to call or prepayment rights and the effective duration was 1.9 years as of June 30, 2012 and 1.3 years as of December 31, 2011.

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

	Ecova	Other	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$33,799	$12,979	$(7,733)	$39,045
Goodwill acquired during the period	33,484	—	—	33,484
Adjustments	1,254	—	—	1,254

Balance as of the June 30, 2012	$68,537	$12,979	$(7,733)	$73,783

AVISTA CORPORATION

Accumulated impairment losses are attributable to the other businesses. The goodwill acquired in 2012 was related to Ecova’s acquisition of LPB Energy Management (LPB) effective January 31, 2012. The adjustment to goodwill recorded represents purchase accounting adjustments for Ecova’s acquisition of Prenova based upon further review of the fair market values of relevant assets and liabilities identified as of the acquisition date.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Other intangible amortization	$2,558	$1,264	$4,655	$2,153

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2012	2013	2014	2015	2016
Estimated amortization expense	$4,684	$8,899	$7,929	$5,633	$4,687

The gross carrying amount and accumulated amortization of Other Intangibles as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Client relationships	$32,959	$18,859
Software development costs	31,221	29,327
Other	5,348	3,065

Total other intangibles	69,528	51,251

Client relationships accumulated amortization	(5,771)	(3,623)
Software development costs accumulated amortization	(14,255)	(12,016)
Other accumulated amortization	(1,281)	(990)

Total accumulated amortization	(21,307)	(16,629)

Total other intangibles - net	$48,221	$34,622

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

NOTE 2. NEW ACCOUNTING STANDARDS

Effective January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU requires enhanced disclosures for fair value measurements, including quantitative analysis of unobservable inputs used in Level 3 fair value measurements. The ASU also clarifies the FASB’s intent about the application of existing fair value measurement requirements. The adoption of this ASU did not have any impact on the Company’s financial condition, results of operations and cash flows. See Note 9 for the Company’s fair value disclosures.

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

AVISTA CORPORATION

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $331 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

NOTE 4. REDEEMABLE NONCONTROLLING INTERESTS AND SUBSIDIARY ACQUISITIONS

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network had a right to have their shares of Ecova common stock redeemed during July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012. As such, this redeemable noncontrolling interest was reclassified to equity effective July 31, 2012. Additionally, certain minority shareholders and option holders of Ecova have the right to put their shares back to Ecova at their discretion during an annual put window. The following details redeemable noncontrolling interests as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Previous owners of Cadence Network	$41,595	$38,893
Stock options and other outstanding redeemable stock	11,829	12,916

Total redeemable noncontrolling interests	$53,424	$51,809

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

On January 31, 2012, Ecova acquired LPB Energy Management (LPB), a Dallas, Texas-based energy management company. The cash paid for the acquisition of LPB of $50.6 million was funded by Ecova through $25.0 million of borrowings under its committed credit agreement, a $20.0 million equity infusion from existing shareholders (including Avista Capital and certain other owners of Ecova), and available cash. The acquired assets and assumed liabilities of LPB were recorded at their respective estimated fair values as of the date of acquisition. Assets recorded include the following: accounts receivable of $2.5 million, goodwill of $33.5 million, client backlog of $8.2 million (estimated amortization period of 3 years), client relationships of $4.8 million (estimated amortization period of 10 years) and internal use software of $2.5 million (estimated amortization period of 3 to 4 years). These intangible assets are included in other intangibles, property and investments on the Condensed Consolidated Balance

AVISTA CORPORATION

Sheet. Final purchase accounting is pending the completion of further review of the fair market values of relevant assets and liabilities identified as of the acquisition date. The results of operations of LPB are included in the condensed consolidated financial statements beginning February 1, 2012. The sellers of LPB have the potential to receive additional purchase price payments of $0.5 million in 2012, $1.0 million in 2013 and $1.5 million in 2014. These payments are contingent upon reaching certain revenue thresholds for certain customer contracts. Ecova has recorded a contingent liability of $0.4 million based on management’s assessment of the probability of the revenue thresholds being achieved.

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

As part of its resource procurement and management of its natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas supply locations to Avista Utilities’ distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a significant portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.

AVISTA CORPORATION

Natural gas resource optimization activities include:

•	wholesale market sales of surplus natural gas supplies,

•	optimization of interstate pipeline transportation capacity not needed to serve daily load, and

•	purchases and sales of natural gas to optimize use of storage capacity.

The following table presents the underlying energy commodity derivative volumes as of June 30, 2012 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
Year	MWH	MWH	mmBTUs	mmBTUs	MWH	MWH	mmBTUs	mmBTUs
2012	1,370	1,772	18,759	56,414	431	1,184	6,862	61,340
2013	568	2,028	13,198	72,086	310	2,265	1,533	58,368
2014	366	128	6,316	37,139	286	1,275	1,786	15,207
2015	379	—	3,390	11,917	286	608	—	913
2016	367	—	1,365	455	287	—	—	—
Thereafter	949	—	—	—	730	—	—	—

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Number of contracts	29	28
Notional amount (in United States dollars)	$9,423	$7,033
Notional amount (in Canadian dollars)	9,643	7,192

Interest Rate Swap Agreements

Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances. The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Number of contracts	—	3
Notional amount	—	$75,000
Mandatory cash settlement date	—	July 2012
Number of contracts	2	2
Notional amount	$85,000	$85,000
Mandatory cash settlement date	June 2013	June 2013
Number of contracts	2	—
Notional amount	$50,000	—
Mandatory cash settlement date	October 2014	—
Number of contracts	1	—
Notional amount	$25,000	—
Mandatory cash settlement date	October 2015	—

In May 2012, the Company cash settled interest rate swap contracts (notional amount of $75.0 million) and paid a total of $18.5 million. The interest rate swap contracts were settled in connection with the pricing of $80.0 million of First Mortgage Bonds (see Note 8). Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the life of the forecasted interest payments.

AVISTA CORPORATION

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2012 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Collateral Netting	Net Asset (Liability)
Foreign currency contracts	Other current assets	$41	$—	$—	$41
Interest rate contracts	Other current liabilities	—	(5,244)	—	(5,244)
Interest rate contracts	Other intangibles, property and Investments - net	3,412	—	—	3,412
Commodity contracts	Current utility energy commodity derivative assets	1,782	(437)	—	1,345
Commodity contracts	Non-current utility energy commodity derivative assets	487	(23)	—	464
Commodity contracts	Current utility energy commodity derivative liabilities	57,622	(120,442)	7,793	(55,027)
Commodity contracts	Other non-current liabilities and deferred credits	31,414	(65,796)	7,228	(27,154)

Total derivative instruments recorded on the balance sheet		$94,758	$(191,942)	$15,021	$(82,163)

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

Exposure to Demands for Collateral

The Company’s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company’s credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company’s credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements. As of June 30, 2012, the Company had cash deposited as collateral of $19.0 million and letters of credit of $17.5 million outstanding related to its energy derivative contracts. The Consolidated Balance Sheet at June 30, 2012 reflects the offsetting of $15.0 million of cash collateral against net derivative positions where a legal right of offset exists.

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2012 was $155.0 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, the Company could be required to post $51.5 million of additional collateral to its counterparties.

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

The Company’s credit policy includes an evaluation of the financial condition of counterparties. Credit risk management includes collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees. The Company enters into various agreements that address credit risks including standardized agreements that allow for the netting or offsetting of positive and negative exposures.

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

The Company maintains credit support agreements with certain counterparties and margin calls are periodically made and/or received. Margin calls are triggered when exposures exceed contractual limits or when there are changes in a counterparty’s creditworthiness. Price movements in electricity and natural gas can generate exposure levels in excess of these contractual limits. Negotiating for collateral in the form of cash, letters of credit, or performance guarantees is common industry practice.

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $26 million in cash to the pension plan in 2011. The Company expects to contribute $44 million in cash to the pension plan in 2012 ($29.4 million was contributed during the six months ended June 30, 2012).

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2012	2011	2012	2011
Three months ended June 30:
Service cost	$3,891	$3,303	$689	$639
Interest cost	6,084	6,017	1,256	1,091
Expected return on plan assets	(5,950)	(5,775)	(375)	(357)
Transition obligation recognition	—	—	125	124
Amortization of prior service cost	75	125	(37)	(37)
Net loss recognition	3,021	2,298	1,252	1,239

Net periodic benefit cost	$7,121	$5,968	$2,910	$2,699

Six months ended June 30:
Service cost	$7,682	$6,245	$1,378	$866
Interest cost	12,193	12,126	2,537	2,010
Expected return on plan assets	(11,950)	(11,366)	(750)	(800)
Transition obligation recognition	—	—	250	250
Amortization of prior service cost	150	244	(74)	(74)
Net loss recognition	5,778	4,403	2,564	1,674

Net periodic benefit cost	$13,853	$11,652	$5,905	$3,926

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

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2012, the Company was in compliance with this covenant.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance outstanding at end of period	$91,000	$61,000
Letters of credit outstanding at end of period	$25,075	$29,030
Average interest rate at end of period	1.20%	1.12%

AVISTA CORPORATION

Ecova

As of June 30, 2012, Ecova had a $60.0 million committed line of credit agreement with a financial institution that was scheduled to expire in April 2014. In July 2012, Ecova entered into a new five-year $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement. The credit agreement is secured by substantially all of Ecova’s assets. Balances outstanding and interest rates of borrowings under Ecova’s credit agreements were as follows as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance outstanding at end of period	$60,000	$35,000
Average interest rate at end of period	2.25%	2.38%

As of June 30, 2012, borrowings under Ecova’s committed line of credit were classified as long-term.

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of June 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2012	December 31, 2011
2012	Secured Medium-Term Notes	7.37%	$—	$7,000
2013	First Mortgage Bonds	1.68%	50,000	50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000

	Total secured long-term debt		1,256,700	1,263,700
2023	Unsecured Pollution Control Bonds	6.00%	—	4,100
	Other long-term debt and capital leases		5,290	5,455
	Settled interest rate swaps		(28,560)	(10,629)
	Unamortized debt discount		(1,542)	(1,626)

	Total		1,231,888	1,261,000
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(423)	(7,474)

	Total long-term debt		$1,147,765	$1,169,826

(1)	In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.
(2)	In December 2010, $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, (Avista Corporation Colstrip Project) due 2034, which had been held by Avista Corp. since 2009, were refunded by a new bond issue (Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, the bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

In June 2012, Avista Corp. entered into a bond purchase agreement with certain institutional investors in the private placement market for the purpose of issuing $80.0 million of 4.23 percent First Mortgage Bonds due in 2047. The new First Mortgage Bonds will be issued under and in accordance with the Mortgage and Deed of Trust, dated as of June 1, 1939, from the Company to Citibank, N.A., trustee, as amended and supplemented by various supplemental indentures and other instruments. The issuance of the bonds will occur at closing in November 2012. The total net proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under the Company’s $400.0 million committed line of credit and for general corporate purposes.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,129,841	$962,100	$1,135,536
Long-term debt (Level 3)	222,000	244,061	222,000	234,226
Nonrecourse long-term debt (Level 3)	39,778	43,205	46,471	51,974
Long-term debt to affiliated trusts (Level 3)	51,547	43,743	51,547	43,810

AVISTA CORPORATION

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information. The Company’s publicly held long-term debt was classified as Level 2, as the fair value was determined utilizing observable inputs in non-active markets. The Company’s other long-term debt (including long-term debt to affiliated trusts and nonrecourse long-term debt) was classified as Level 3, as certain inputs used to determine the fair value are unobservable. In particular, due to the unique nature of the long-term fixed rate electric capacity contract securing the long-term debt of Spokane Energy (nonrecourse long-term debt), the estimated fair value of nonrecourse long-term debt was determined based on a discounted cash flow model using available market information.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2012
Assets:
Energy commodity derivatives	$—	$88,753	$—	$(86,944)	$1,809
Level 3 energy commodity derivatives:
Power exchange agreements	—	—	2,552	(2,552)	—
Interest rate swaps	—	3,412	—	—	3,412
Foreign currency derivatives	—	41	—	—	41
Investments and funds held for clients:
Cash and cash equivalents	38,933	—	—	—	38,933
Securities available for sale:
U.S. government agency	—	66,450	—	—	66,450
Municipal	—	8,726	—	—	8,726
Corporate fixed income – financial	—	6,625	—	—	6,625
Corporate fixed income – industrial	—	4,979	—	—	4,979
Corporate fixed income – utility	—	2,126	—	—	2,126
Certificate of deposits	—	1,240	—	—	1,240
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,184	—	—	—	2,184
Equity securities (2)	5,577	—	—	—	5,577

Total	$48,294	$182,352	$2,552	$(89,496)	$143,702

Liabilities:
Energy commodity derivatives	$—	$169,226	$—	$(101,966)	$67,260
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	2,727	—	2,727
Power exchange agreements	—	—	12,990	(2,552)	10,438
Power option agreements	—	—	1,756	—	1,756
Interest rate swaps	—	5,244	—	—	5,244

Total	$—	$174,470	$17,473	$(104,518)	$87,425

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2011
Assets:
Energy commodity derivatives	$—	$80,571	$—	$(79,247)	$1,324
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	956	(956)	—
Power exchange agreements	—	—	4,674	(4,674)	—
Foreign currency derivatives	—	32	—	—	32
Investments and funds held for clients:
Cash and cash equivalents	21,957	—	—	—	21,957
Securities available for sale:
U.S. government agency	—	74,893	—	—	74,893
Municipal	—	425	—	—	425
Corporate fixed income – financial	—	11,154	—	—	11,154
Corporate fixed income – industrial	—	6,518	—	—	6,518
Corporate fixed income – utility	—	2,092	—	—	2,092
Certificate of deposits	—	1,497	—	—	1,497
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,116	—	—	—	2,116
Equity securities (2)	5,252	—	—	—	5,252

Total	$30,925	$177,182	$5,630	$(84,877)	$128,860

Liabilities:
Energy commodity derivatives	$—	$177,743	$—	$(79,247)	$98,496
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	2,644	(956)	1,688
Power exchange agreements	—	—	14,584	(4,674)	9,910
Power option agreements	—	—	1,260	—	1,260
Interest rate swaps	—	18,895	—	—	18,895

Total	$—	$196,638	$18,488	$(84,877)	$130,249

(1)	The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.
(2)	These assets are trading securities and are included in other intangibles, property and investments-net on the Condensed Consolidated Balance Sheets.

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

For securities available for sale (held at Ecova) the Company uses a nationally recognized third party to obtain fair value and reviews these prices for accuracy using a variety of market tools and analysis. The Company’s pricing vendor uses a generic model which uses standard inputs (listed in order of priority for use), including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread and is a multidimensional relational model. All securities available for sale were deemed Level 2.

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $1.0 million as of June 30, 2012 and $1.3 million as of December 31, 2011.

Level 3 Fair Value

For power exchange agreements, the Company compares the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which is based on the average operating and maintenance (O&M) charges from four surrogate nuclear power plants around the country for the current year. Because the nuclear power plant O&M charges are only known for one year, all forward years are estimated assuming an annual escalation. In addition to the forward price being estimated using unobservable inputs, the Company also estimates the volumes of the transactions that will take place in the future based on historical average transaction volumes per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the current year O&M charges for the surrogate plants is accompanied by a directionally similar change in O&M charges in future years. There is generally not a correlation between external market prices and the O&M charges used to develop the internal forward price.

For power commodity option agreements, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges, 2) estimated delivery volumes for years beyond 2012, and 3) volatility rates for periods beyond July 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.

For natural gas commodity exchange agreements, the Company uses the same Level 2 brokered quotes described above; however, the Company also estimates the purchase and sales volumes (within contractual limits) as well as the timing of those transactions. Changing the timing of volume estimates changes the timing of purchases and sales, impacting which brokered quote is used. Because the brokered quotes can vary significantly from period to period, the unobservable estimates of the timing and volume of transactions can have a significant impact on the calculated fair value. The Company currently estimates volumes and timing of transactions based on a most likely scenario using historical data. Historically, the timing and volume of transactions have not been highly correlated with market prices and market volatility.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2012 (dollars in thousands):

	Fair Value (Net) at June 30, 2012	Valuation Technique	Unobservable Input	Range
Power exchange agreements	$(10,438)	Surrogate facility pricing	O&M charges Escalation factor Transaction volumes	$29.01 - $43.81/MWh (1) 5% - 2012 to 2015 3% - 2016 to 2019 365,619 - 379,156 MWhs
Power option agreements	(1,756)	Black-Scholes- Merton	Strike price Delivery volumes Volatility rates	$41.22/MWh - 2012 $73.22/MWh - 2019 157,517 - 287,147 MWhs 0.20 (2)
Natural gas exchange agreements	(2,727)	Internally derived weighted average cost of gas	Forward purchase prices Forward sales prices Purchase volumes Sales volumes	$2.42 - $3.35/mmBTU $3.43 - $4.37/mmBTU 135,000 - 465,000 mmBTUs 140,010 - 310,000 mmBTUs

(1)	The average O&M charges for 2012 were $36.73 per MWh.
(2)	The estimated volatility rate of 0.20 is compared to actual known volatility rates of 0.51 for 2012 to 0.24 in July 2015.

AVISTA CORPORATION

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

The following table presents activity for net energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Natural Gas Exchange Agreements	Power Exchange Agreements	Power Option Agreements	Total
Three months ended June 30, 2012:
Balance as of April 1, 2012	$(2,354)	$(18,572)	$(987)	$(21,913)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(162)	6,909	(769)	5,978
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(211)	1,225	—	1,014
Transfers to other categories	—	—	—	—

Ending balance as of June 30, 2012	$(2,727)	$(10,438)	$(1,756)	$(14,921)

Six months ended June 30, 2012:
Balance as of January 1, 2012	$(1,688)	$(9,910)	$(1,260)	$(12,858)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	13	(4,778)	(496)	(5,261)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1,052)	4,250	—	3,198
Transfers to other categories	—	—	—	—

Ending balance as of June 30, 2012	$(2,727)	$(10,438)	$(1,756)	$(14,921)

Three months ended June 30, 2011:
Balance as of April 1, 2011	$—	$15,862	$(1,533)	$14,329
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	—	(3,793)	224	(3,569)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	989	—	989
Transfers to other categories	(4,404)	—	—	(4,404)

Ending balance as of June 30, 2011	$(4,404)	$13,058	$(1,309)	$7,345

Six months ended June 30, 2011:
Balance as of January 1, 2011	$—	$15,793	$(2,334)	$13,459
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	—	(4,680)	1,025	(3,655)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	1,945	—	1,945
Transfers to other categories	(4,404)	—	—	(4,404)

Ending balance as of June 30, 2011	$(4,404)	$13,058	$(1,309)	$7,345

(1)

The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the

AVISTA CORPORATION

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

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Avista Corporation	$18,178	$23,001	$56,566	$64,919
Subsidiary earnings adjustment for dilutive securities	(47)	(96)	(9)	(170)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$18,131	$22,905	$56,557	$64,749

Denominator:
Weighted-average number of common shares outstanding-basic	58,702	57,787	58,642	57,565
Effect of dilutive securities:
Performance and restricted stock awards	211	306	277	159
Stock options	11	50	18	56

Weighted-average number of common shares outstanding-diluted	58,924	58,143	58,937	57,780

Potential shares excluded in calculation	—	—	—	—
Earnings per common share attributable to Avista Corporation:
Basic	$0.31	$0.40	$0.96	$1.13

Diluted	$0.31	$0.39	$0.96	$1.12

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

AVISTA CORPORATION

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

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In July 2011, the FERC accepted the preparatory rerun compliance filings by the CalPX and CalISO, and responded to the CalPX request for guidance on issues related to completing the final determination of “who owes what to whom.” The FERC directed both the CalISO and the CalPX to prepare and submit to the FERC their final refund rerun compliance filings. The FERC’s order also directs the CalPX to pay past due principal amounts to governmental entities. In February 2012, the FERC denied the challenges made to the July 2011 order by the California AG, the CPUC, PG&E and SCE. As of June 30, 2012, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

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

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. In an order issued in May 2011, the FERC clarified the issues set for hearing for the period May 1, 2000 – October 1, 2000 (Summer Period): (1) which market practices and behaviors constitute a violation of the then-current CAISO, CalPX, and individual seller’s tariffs and FERC orders; (2) whether any of the sellers named as respondents in this proceeding engaged in those tariff violations; and (3) whether any such tariff violations affected the market clearing price. The FERC reiterated that the California Parties are expected to be very specific when presenting their arguments and evidence, and that general claims would not suffice. The FERC also gave the California Parties an opportunity to show that exchange transactions with the CalISO during the Refund Period were not just and reasonable. Avista Energy has one exchange transaction with the CalISO. The California AG, the CPUC, PG&E and SCE filed for rehearing of the FERC’s May 2011 order, arguing that it improperly denies them a market-wide remedy for the pre-refund period. They also filed a petition for review of the May 2011 order with the Ninth Circuit. A FERC hearing commenced on April 11, 2012 and concluded on July 19, 2012. Briefs are due September 28, 2012, and reply briefs are due December 4, 2012.

AVISTA CORPORATION

The initial decision is to be issued no later than February 15, 2013. On June 19, 2012, the presiding administrative law judge issued an order adopting a stipulation between the California Parties, Avista Utilities and others in the proceeding stating that there are no allegations that Avista Utilities violated the then-current CAISO, CalPX, or individual seller’s tariffs or FERC orders during the Summer Period, or that Avista Utilities affected the market clearing price in any hour during the Summer Period. Based on that June 19 order, on July 10, 2012, Avista Utilities filed a motion with the FERC for dismissal of all claims by the California Parties in the remanded proceeding.

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

Pacific Northwest Refund Proceeding

In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In August 2007, the Ninth Circuit found that the FERC, in denying the request for refunds, had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC’s findings must be reevaluated in light of the evidence. In addition, the Ninth Circuit concluded that the FERC abused its discretion in denying potential relief for transactions involving energy that was purchased by the California Energy Resources Scheduling (CERS) in the Pacific Northwest and ultimately consumed in California. The Ninth Circuit expressly declined to direct the FERC to grant refunds. The Ninth Circuit denied petitions for rehearing by various parties, and remanded the case to the FERC in April 2009.

On October 3, 2011, the FERC issued an Order on Remand, finding that, in light of the Ninth Circuit’s remand order, additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest spot market during the period from December 25, 2000 through June 20, 2001. The Order establishes an evidentiary, trial-type hearing before an Administrative Law Judge (ALJ), and reopens the record to permit parties to present evidence of unlawful market activity during the relevant period. The Order also allows participants to supplement the record with additional evidence on CERS transactions in the Pacific Northwest spot market from January 18, 2001 to June 20, 2001. The Order states that parties seeking refunds must submit evidence demonstrating that specific unlawful market activity occurred, and must demonstrate that such activity directly affected negotiations with respect to the specific contract rate about which they complain. Simply alleging a general link between the dysfunctional spot market in California and the Pacific Northwest spot market will not be sufficient to establish a causal connection between a particular seller’s alleged unlawful activities and the specific contract negotiations at issue. On July 11, 2012, a prehearing conference was held to discuss procedural issues. On July 16, 2012, the presiding administrative law judge issued an order adopting a procedural schedule. Claims are to be made known by August 17, 2012, and claimants’ direct testimony is to be filed on September 21, 2012. Respondents’ answering testimony is due November 28, 2012; staff’s answering testimony is due January 15, 2013; and respondents’ cross answering testimony is due February 13, 2013. Claimants’ rebuttal testimony is due March 8, 2013. The hearing is scheduled to begin on April 15, 2013. On July 11, 2012, Avista Energy and Avista Utilities filed settlements of all issues in this docket with regard to the claims made by the City of Tacoma. On July 31, 2012, the FERC staff filed comments supporting the settlements. Reply comments on the settlements are due August 10, 2012.

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

AVISTA CORPORATION

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

In March 2008, the FERC issued an order establishing a trial-type hearing to address “whether any individual public utility seller’s violation of the FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period.” Purchasers in the California markets were given the opportunity to present evidence that “any seller that violated the quarterly reporting requirement failed to disclose an increased market share sufficient to give it the ability to exercise market power and thus cause its market-based rates to be unjust and unreasonable.” In March 2010, the Presiding ALJ granted the motions for summary disposition and found that a hearing was “unnecessary” because the California AG, CPUC, PG&E and SCE “failed to apply the appropriate test to determine market power during the relevant time period.” The judge determined that “[w]ithout a proper showing of market power, the California Parties failed to establish a prima facie case.” In May 2011, the FERC affirmed “in all respects” the ALJ’s decision. In June 2011, the California AG, CPUC, PG&E and SCE filed for rehearing of that order. Those rehearing requests were denied by the FERC on June 13, 2012. On June 20, 2012, the California AG, CPUC, PG&E and SCE filed a petition for review of the FERC’s order with the Ninth Circuit.

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

Sierra Club and Montana Environmental Information Center Notice

On July 25, 2012, the Sierra Club and the Montana Environmental Information Center (MEIC) provided notice to the owners of Colstrip of their intention to file a civil lawsuit against each of the owners (including Avista Corp.) for alleged violations of the federal Clean Air Act. In particular, the Sierra Club and the MEIC allege that certain permits were not obtained for activities they claim constitute upgrades to the plant and that the plant has exceeded certain emissions limits. There is currently not enough information to allow the Company to assess the probability or amount of a liability, if any, that may be incurred related to this matter.

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

AVISTA CORPORATION

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

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company has participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, the DOE filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company’s level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company submitted a draft Water Quality Attainment Plan for Dissolved Oxygen to the DOE in May 2012. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully identified or approved by the DOE. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA’s approval of the TMDL. The Company, the City of Coeur d’Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal. In September 2011, the EPA issued a stay to the litigation that will be in effect until either the permits are issued and all appeals and challenges are complete or the court lifts the stay. The EPA and the Idaho Department of Environmental Quality (Idaho DEQ) are preparing draft National Pollutant Discharge Elimination System permits and the 401 Water Quality Certifications for the Idaho dischargers, respectively, which once issued will be released for a 30-day public comment period.

The IPUC and the WUTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to implementing the license for the Spokane River Project.

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels in the Clark Fork River exceed state of Idaho and federal water quality standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. In 2002, the Company submitted a Gas Supersaturation Control Program (GSCP) to the Idaho DEQ and U.S. Fish and Wildlife Service (USFWS). This submission was part of the Clark Fork Settlement Agreement for licensing the use of Cabinet Gorge. The GSCP provided for the possible opening and modification of two diversion tunnels around Cabinet Gorge to allow streamflow to be diverted when flows are in excess of powerhouse capacity. In 2007, engineering studies determined that the tunnels would not sufficiently reduce Total Dissolved Gas (TDG). In consultation with the Idaho DEQ and the USFWS, the Company developed an addendum to the GSCP. The GSCP addendum abandons the concept to reopen the two diversion tunnels and requires the Company to evaluate a variety of different options to abate TDG. In March 2010, the FERC approved the GSCP addendum of preliminary design for alternative abatement measures. In the second quarter of 2011, the Company completed preliminary feasibility assessments for several alternative abatement measures and determined that two alternatives will be considered for continued development. Further analysis and review of these alternatives is expected to be completed through 2012. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

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

AVISTA CORPORATION

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

Aluminum Recycling Site

In October 2009, the Company (through its subsidiary Pentzer Venture Holdings II, Inc. (Pentzer)) received notice from the DOE proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act, under Washington state law. Pentzer owns property that adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by the DOE as “Aluminum Recycling – Trentwood.” Operators of the UPR property maintained piles of aluminum “black dross,” which can be designated as a state-only dangerous waste in Washington State. In the course of its business, the operators placed a portion of the aluminum dross pile on the property owned by Pentzer. Pentzer does not believe it is a contributor to any environmental contamination associated with the dross pile, and submitted a response to the DOE’s proposed findings in November 2009. In December 2009, Pentzer received notice from the DOE that it had been designated as a potentially liable party for any hazardous substances located on this site. UPR completed a RI/FS Work Plan in June 2010. At that time, UPR requested a contribution from Pentzer towards the cost of performing the RI/FS and also an access agreement to investigate the material deposited on the Pentzer property. Pentzer concluded an access agreement with UPR in October 2010. UPR completed the RI/FS during 2011. Based on information currently known to the Company’s management, the Company does not expect this issue will have a material effect on its financial condition, results of operations or cash flows.

Damages from Fire in Stevens County, Washington

In August 2010, a fire in Stevens County, Washington occurred during a wind storm. The apparent cause of the fire may be a tree located outside of Avista Corp.’s right-of-way that came in contact with an electric line owned by Avista Corp. The fire area is a rural farm and timber landscape. The fire destroyed two residences and six outbuildings. In the second quarter of 2012, Avista Corp. settled claims with the property owners who sustained losses in an amount which was not material to its financial condition, results of operations or cash flows. The Company does not anticipate any further claims or lawsuits related to this matter.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Ecova	Other	Total Non- Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2012:
Operating revenues	$293,765	$40,080	$10,190	$50,270	$(450)	$343,585
Resource costs	135,992	—	—	—	—	135,992
Other operating expenses	63,601	34,750	9,678	44,428	(450)	107,579
Depreciation and amortization	27,754	3,359	212	3,571	—	31,325
Income from operations	46,028	1,971	300	2,271	—	48,299
Interest expense (2)	18,101	411	902	1,313	(89)	19,325
Income taxes	10,108	805	(553)	252	—	10,360
Net income attributable to Avista Corporation	18,020	1,149	(991)	158	—	18,178
Capital expenditures	62,705	1,083	39	1,122	—	63,827
For the three months ended June 30, 2011:
Operating revenues	$320,423	$29,821	$10,763	$40,584	$(450)	$360,557
Resource costs	155,776	—	—	—	—	155,776
Other operating expenses	68,700	24,424	8,635	33,059	(450)	101,309
Depreciation and amortization	26,407	1,638	204	1,842	—	28,249
Income from operations	49,841	3,759	1,924	5,683	—	55,524
Interest expense (2)	17,138	125	1,165	1,290	(4)	18,424
Income taxes	12,056	1,336	191	1,527	—	13,583
Net income attributable to Avista Corporation	21,034	1,841	126	1,967	—	23,001
Capital expenditures	49,228	961	165	1,126	—	50,354
For the six months ended June 30, 2012:
Operating revenues	$699,675	$77,090	$19,977	$97,067	$(900)	$795,842
Resource costs	347,004	—	—	—	—	347,004
Other operating expenses	126,958	70,524	18,056	88,580	(900)	214,638
Depreciation and amortization	55,072	6,195	380	6,575	—	61,647
Income from operations	125,109	371	1,541	1,912	—	127,021
Interest expense (2)	36,147	771	1,867	2,638	(183)	38,602
Income taxes	31,835	423	(760)	(337)	—	31,498
Net income attributable to Avista Corporation	57,497	322	(1,253)	(931)	—	56,566
Capital expenditures	120,476	2,225	41	2,266	—	122,742
For the six months ended June 30, 2011:
Operating revenues	$758,570	$58,979	$20,494	$79,473	$(900)	$837,143
Resource costs	403,897	—	—	—	—	403,897
Other operating expenses	128,382	48,430	16,325	64,755	(900)	192,237
Depreciation and amortization	52,259	3,302	407	3,709	—	55,968
Income from operations	129,340	7,247	3,762	11,009	—	140,349
Interest expense (2)	34,495	135	2,762	2,897	(377)	37,015
Income taxes	34,310	2,590	320	2,910	—	37,220
Net income attributable to Avista Corporation	61,151	3,548	220	3,768	—	64,919
Capital expenditures	98,882	1,276	324	1,600	—	100,482
Total Assets:
As of June 30, 2012	$3,729,148	$383,826	$103,381	$487,207	$—	$4,216,355
As of December 31, 2011	$3,809,446	$292,940	$112,145	$405,085	$—	$4,214,531

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of income and of comprehensive income, for the three-month and six-month periods ended June 30, 2012 and 2011, and of equity and redeemable noncontrolling interests, and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2012

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

•

Ecova – an indirect subsidiary of Avista Corp. (79.0 percent owned as of June 30, 2012) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova’s primary product lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

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

The following table presents net income (loss) attributable to Avista Corp. for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Avista Utilities	$18,020	$21,034	$57,497	$61,151
Ecova	1,149	1,841	322	3,548
Other	(991)	126	(1,253)	220

Net income attributable to Avista Corporation	$18,178	$23,001	$56,566	$64,919

Executive Level Summary

Overall

Net income attributable to Avista Corporation was $18.2 million for three months ended June 30, 2012, a decrease from $23.0 million for the three months ended June 30, 2011. This was due to a decrease in earnings at Avista Utilities (primarily due to reduced retail loads and an increase in depreciation and amortization, partially offset by a decrease in other operating expenses and the implementation of general rate increases), Ecova (primarily due to an increase in depreciation and amortization related to intangibles recorded in connection with the acquisitions of Prenova and LPB), as well as the net loss from the other businesses.

Net income attributable to Avista Corporation was $56.6 million for six months ended June 30, 2012, a decrease from $64.9 million for the six months ended June 30, 2011. This was due to a decrease in earnings at Avista Utilities (primarily due to reduced retail loads and an increase in depreciation and amortization, partially offset by a decrease in other operating expenses and the implementation of general rate increases), Ecova (primarily due to an increase in depreciation and amortization, as well as costs associated with completing and integrating the acquisitions of Prenova and LPB), as well as the net loss from the other businesses.

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

In our utility operations, we regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. General rate increases went into effect in Idaho on October 1, 2011, in Washington on January 1, 2012, and in Oregon effective March 15, 2011, June 1, 2011 and June 1, 2012. On April 2, 2012, we filed electric and natural gas general rate increase requests in Washington.

AVISTA CORPORATION

Our utility net income was $18.0 million for the three months ended June 30, 2012, a decrease from $21.0 million for the three months ended June 30, 2011. The decrease in utility earnings was primarily due to a decrease in gross margin (operating revenues less resource costs) and partially due to increases in depreciation and amortization and interest expense. The decrease in gross margin was primarily due to warmer weather that reduced retail loads and associated revenues, partially offset by general rate increases. Heating degree days at Spokane were close to historical average for the second quarter of 2012, but decreased 21 percent as compared to the second quarter of 2011. The decrease in electric retail loads and associated revenues was also due in part to the continued weak economy and operational challenges at certain industrial customers. Other operating expenses decreased for the second quarter of 2012 as compared to the second quarter of 2011 primarily due to decreased electric maintenance costs (which included the regulatory deferral of $5.0 million of maintenance costs) and outside services, partially offset by increased pensions and other postretirement benefits expense.

Our utility net income was $57.5 million for the six months ended June 30, 2012, a decrease from $61.2 million for the six months ended June 30, 2011. The decrease in utility earnings was primarily due to a decrease in gross margin (operating revenues less resource costs) and increases in depreciation and amortization and interest expense. The decrease in gross margin was primarily due to warmer weather that reduced retail loads, partially offset by general rate increases. Heating degree days at Spokane were close to historical average for the first half of 2012, but decreased 9 percent as compared to the first half of 2011. The decrease in electric retail loads and associated revenues was also due in part to the continued weak economy and operational challenges at certain industrial customers. Other operating expenses decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to decreased electric maintenance costs (which included the regulatory deferral of $5.9 million of maintenance costs) and outside services, partially offset by increased pensions and other postretirement benefits expense.

We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $120.5 million for the six months ended June 30, 2012. We expect utility capital expenditures to be about $250 million for the full year of 2012. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Avista Utilities Capital Expenditures”).

Ecova

Ecova had net income attributable to Avista Corporation of $1.1 million for the three months ended June 30, 2012, a decrease from $1.8 million for the three months ended June 30, 2011. This decrease was primarily due to an increase of $1.7 million in depreciation and amortization due to intangibles recorded in connection with the acquisitions of Prenova and LPB. In addition, Ecova’s total operating expenses increased and revenue growth, excluding the acquisitions, was lower than would be expected on an annualized basis.

Ecova had net income attributable to Avista Corporation of $0.3 million for the six months ended June 30, 2012, a decrease from $3.5 million for the six months ended June 30, 2011. This decrease was due in part to $1.5 million in costs of completing the acquisitions and integrating Prenova and LPB during the first quarter of 2012. Depreciation and amortization increased $2.9 million due to intangibles recorded in connection with the acquisitions. In addition, Ecova’s total operating expenses increased and revenue growth, excluding the acquisitions of Prenova and LPB, was lower than would be expected on an annualized basis.

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

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network had a right to have their shares of Ecova common stock redeemed by Ecova during July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012. As of June 30, 2012, there were redeemable noncontrolling interests of $41.6 million related to these redemption rights, which was reclassified to equity effective July 31, 2012.

AVISTA CORPORATION

Consistent with recent years, Ecova plans to continue to grow organically and potentially through strategic acquisitions. Ecova’s acquisitions have been funded through internally generated cash, borrowings under Ecova’s credit facility and the most recent acquisition of LPB was funded in part through an equity infusion from existing shareholders. If Ecova’s capital needs exceed its credit facility capacity, it will require additional equity infusion from existing shareholders and/or new funding sources.

We may seek to monetize all or part of our investment in Ecova in the future. The value of a potential monetization depends on future market conditions, growth of the business and other factors. This may provide access to public market capital and provide potential liquidity to Avista Corp. and the other owners of Ecova. There can be no assurance that such a transaction will be completed.

Other Businesses

The net loss for these operations was $1.0 million for the three months ended June 30, 2012 compared to net income of $0.1 million for the three months ended June 30, 2011. The net loss for these operations was $1.3 million for the six months ended June 30, 2012 compared to net income of $0.2 million for the six months ended June 30, 2011. The decline in results was primarily due to increased litigation costs for the remaining contracts and previous operations of Avista Energy, as well as a net loss on investments.

Liquidity and Capital Resources

We need to access long-term capital markets from time to time to finance capital expenditures, repay maturing long-term debt and obtain additional working capital. Our ability to access capital on reasonable terms is subject to numerous factors, many of which, including market conditions, are beyond our control. If we were unable to obtain capital on reasonable terms, it could limit or eliminate our ability to finance capital expenditures and repay maturing long-term debt. Our liquidity needs could exceed our short-term credit availability and lead to defaults on various financing arrangements. We would also likely be prohibited from paying dividends on our common stock.

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. As of June 30, 2012, there were $91.0 million of cash borrowings and $25.1 million in letters of credit outstanding. As of June 30, 2012, we had $283.9 million of available liquidity under this line of credit.

As of June 30, 2012, Ecova had a $60.0 million committed line of credit agreement with a financial institution that was scheduled to expire in April 2014, which was fully utilized. In July 2012, Ecova entered into a new five-year $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement.

In June 2012, we entered into a bond purchase agreement with certain institutional investors in the private placement market for the purpose of issuing $80.0 million of 4.23 percent First Mortgage Bonds due in 2047. The issuance of the bonds will occur at closing in November 2012. The net proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under our $400.0 million committed line of credit and for general corporate purposes.

In May 2012, we cash settled interest rate swap contracts (notional amount of $75.0 million) and paid a total of $18.5 million. The interest rate swap contracts were settled in connection with the pricing of $80.0 million of First Mortgage Bonds as described above. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the life of the forecasted interest payments.

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

Washington General Rate Cases

In December 2011, the WUTC approved a settlement agreement in our electric and natural gas general rate cases filed in May 2011. As agreed to in the settlement agreement, base electric rates for our Washington customers increased by an average of 4.6 percent, which was designed to increase annual revenues by $20.0 million. Base natural gas rates for our Washington customers increased by an average of 2.4 percent, which was designed to increase annual revenues by $3.75 million. The new electric and natural gas rates became effective on January 1, 2012. No capital structure ratios or cost of capital components were specified in the settlement agreement.

The settlement agreement also provides for the deferral of certain generation plant maintenance costs. In order to address the variability in year-to-year maintenance costs, beginning in 2011, we are deferring changes in maintenance costs related to our Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates, and defer the difference. The deferral will occur annually, with no carrying charge, with deferred costs being amortized over a four-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Washington were a regulatory asset of $3.4 million as of June 30, 2012 compared to a regulatory liability of $0.5 million as of December 31, 2011.

On April 2, 2012, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall increase in billed electric rates of 8.8 percent (9.0 percent in base rates) and an overall increase in billed natural gas rates of 6.8 percent (7.0 percent in base rates). The filings are designed to increase annual electric revenues by $41.0 million and increase annual natural gas revenues by $10.1 million. Our requests are based on a proposed overall rate of return of 8.25 percent, with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. As part of the filing, we have requested a one-year rate decrease of 2.9 percent, designed to reduce electric revenues by $13.6 million, to rebate to customers the deferred liability for the Energy Recovery Mechanism (ERM) for 2011. This rate decrease for the ERM would not have any impact on Avista Corp.’s net income. The net effect of the general rate increase request of 8.8 percent coupled with the ERM rebate of 2.9 percent is an overall increase in billed electric rates of 5.9 percent. The WUTC has up to 11 months to review the filings and issue a decision.

As part of this general rate case, we have asked the WUTC to address the delay between the time when costs are incurred and the time when new rates are reviewed and approved by the WUTC and go into effect. This delay is referred to as regulatory lag. We contracted with a consultant to develop an attrition study to determine the annual revenue short-fall related to regulatory lag. We proposed an attrition adjustment in this general rate case filing, based on the attrition study, which is designed to eliminate the annual revenue short-fall related to regulatory lag.

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

The settlement agreement also provides for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, we are deferring changes in operation and maintenance costs related to the Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defer the difference from that currently

AVISTA CORPORATION

authorized. The deferral will occur annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were a regulatory asset of $2.2 million as of June 30, 2012 compared to a regulatory asset of $0.1 million as of December 31, 2011.

Oregon General Rate Cases

In March 2011, the OPUC approved an all-party settlement stipulation in our general rate case that was filed in September 2010. The settlement provides for an overall rate increase of 3.1 percent for our Oregon customers, designed to increase annual revenues by $3.0 million. Part of the rate increase became effective March 15, 2011, with the remaining increase effective June 1, 2011. An additional rate adjustment designed to increase revenues by $0.5 million became effective on June 1, 2012 to recover capital costs associated with certain reinforcement and replacement projects, having demonstrated that such projects were complete by November 1, 2011, and the costs incurred were prudent. In addition, rates increased by an additional $0.5 million, from June 1, 2012 through May 31, 2013, to recover the November 2011 through May 2012 deferred revenue requirement.

Proposed Electric Decoupling–Washington

In the September 2011 Washington general rate case settlement (which was approved by the WUTC in December 2011), one party, the Northwest Energy Coalition (NWEC), did not sign the agreement and continued to pursue an electric decoupling mechanism through a separate procedural schedule. On May 14, 2012, the WUTC consolidated this issue into our April 2012 Washington general rate case. Decoupling would sever the link between actual kWh sales and the recovery of our fixed costs. In summary, the NWEC proposes that actual fixed cost recovery per customer be compared to authorized fixed cost recovery per customer, and that any difference be deferred for later surcharge or rebate to customers. The current schedule for the 2012 Washington general rate case would provide for a decision by the WUTC in the first half of 2013. If the WUTC adopted a decoupling mechanism, this could affect future rates and our results of operations. However, there are many variables that could be incorporated into a decoupling mechanism, and we cannot currently predict the design of the mechanism, if any, the WUTC might ultimately adopt or the effect that any mechanism adopted may have on future rates or our results of operations.

Purchased Gas Adjustments

Effective March 1, 2012, natural gas rates decreased 6.4 percent in Washington and 6.0 percent in Idaho. Effective October 1, 2011, natural gas rates increased 1.0 percent in Idaho. Effective November 1, 2011, natural gas rates increased 1.0 percent in Washington, while decreasing 0.2 percent in Oregon. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $16.2 million as of June 30, 2012, compared to $12.1 million as of December 31, 2011. PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $16.7 million as of June 30, 2012 compared to $12.9 million as of December 31, 2011. As part of our April 2, 2012 general rate case filing, we have requested a one-year rate decrease of 2.9 percent to rebate to customers the 2011 deferred liability for the ERM.

The difference in net power supply costs under the ERM primarily results from changes in:

•	short-term wholesale market prices and sales and purchase volumes,

•	the level of hydroelectric generation,

•	the level of thermal generation (including changes in fuel prices), and

•	retail loads.

Under the ERM, we absorb the cost or receive the benefit from the initial amount of power supply costs in excess of or below the level in retail rates, which is referred to as the deadband. The annual (calendar year) deadband amount is currently $4.0 million. We incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We share annual power supply cost variances between $4.0 million and $10.0 million with customers. There is a 50 percent customers/50 percent Company sharing when actual power supply expenses are higher (surcharge to customers) than the amount included in base retail rates within this band. There is a 75 percent customers/25 percent Company sharing when actual power supply expenses are lower (rebate to customers) than the amount included in base retail rates within this band. To the extent that the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, there is a 90 percent customers/10 percent Company sharing of the cost variance.

AVISTA CORPORATION

The following is a summary of the ERM:

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
+/- $0 - $4 million	0%	100%
+ between $4 million - $10 million	50%	50%
- between $4 million - $10 million	75%	25%
+/- excess over $10 million	90%	10%

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 29, 2012. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. The 2011 ERM deferred power cost transactions were approved by an order from the WUTC.

Under the terms of a prior settlement, we were required to make a filing (no sooner than June 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

As part of our April 2, 2012 general rate case filing we proposed a continuation and modification of the ERM. Among the proposed changes is a proposal for the entire power supply cost variance to be shared 90 percent customers/10 percent Company, consistent with our Power Cost Adjustment (PCA) mechanism in Idaho. We have also proposed that customers’ rates be adjusted on an annual basis to provide a surcharge or rebate to customers for any deferral balance resulting from the ERM in the prior calendar year.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory liability of $2.4 million as of June 30, 2012 compared to $0.7 million as of December 31, 2011.

Natural Gas Safety Regulations

On February 3, 2012, President Obama signed into law the “Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011” mandating new regulations be created to address public safety concerns. Regulations include validation of pipeline records for transmission pipelines, evaluation of transmission pipelines for automatic shut-off valves, consideration of increased “high consequence area” boundaries for transmission pipelines, increased installation of excess flow valves on gas service piping, as well as increased scrutiny on existing emergency preparedness plans, quality assurance plans and damage prevention programs, and broader federal oversight including broader use of fines and penalties to pipeline operators. We are evaluating the Act and cannot predict the impact the Act may ultimately have on our operations.

Results of Operations

The following provides an overview of changes in our Condensed Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Ecova and the other businesses) that follow this section.

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Utility revenues decreased $26.7 million, after elimination of intracompany revenues of $12.4 million in the second quarter of 2012 and $23.8 million in the second quarter of 2011. Including intracompany revenues, electric revenues decreased $6.4 million and natural gas revenues decreased $31.6 million. Retail electric revenues decreased $2.9 million due to a decrease in volumes sold primarily caused by warmer weather during the second quarter of 2012 compared to 2011, partially offset by general rate increases. In addition to warmer weather, retail sales volumes declined due in part to the continued weak economy and lower usage at certain industrial customers. Sales of fuel decreased $10.6 million (reflecting decreased sales of natural gas fuel not used in generation). These decreases in retail electric revenues and sales of fuel were partially offset by an increase in wholesale electric revenues of $6.5 million (primarily due to an increase in volumes sold). Retail natural gas revenues decreased $11.2 million due to a decrease in volumes caused by warmer weather, and wholesale natural gas revenues decreased $20.5 million (due to a decrease in wholesale prices, partially offset by an increase in wholesale volumes).

Non-utility revenues increased $9.7 million to $50.3 million primarily as a result of the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.

Utility resource costs decreased $19.8 million, after elimination of intracompany resource costs of $12.4 million in the second quarter of 2012 and $23.8 million in the second quarter of 2011. Including intracompany resource costs,

AVISTA CORPORATION

electric resource costs decreased $2.8 million and natural gas resource costs decreased $28.3 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and fuel costs, partially offset by an increase in purchased power costs. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased due to a decrease in prices, partially offset by an increase in volumes.

Utility other operating expenses decreased $5.1 million primarily due to decreased electric maintenance costs (which includes the regulatory deferral of $5.0 million of maintenance costs) and outside services, partially offset by increased pensions and other postretirement benefits expense.

Utility depreciation and amortization increased $1.3 million driven by additions to utility plant.

Non-utility other operating expenses increased $11.4 million primarily due to an increase of $10.3 million for Ecova reflecting increased costs necessary for business growth and the acquisitions of Prenova and LPB. The remaining increase was primarily due to litigation costs for the remaining contracts and previous operations of Avista Energy.

Non-utility depreciation and amortization increased $1.7 million primarily due to the amortization of intangibles recorded in connection with the acquisitions of Prenova and LPB.

Interest expense increased $0.9 million primarily due to the issuance of long-term debt in December 2011 that increased the balance of long-term debt outstanding.

Income taxes decreased $3.2 million and our effective tax rate was 35.9 percent for the three months ended June 30, 2012 compared to 36.6 percent for the three months ended June 30, 2011. This decrease in expense was primarily due to a decrease in income before income taxes.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Utility revenues decreased $58.9 million, after elimination of intracompany revenues of $40.0 million for the six months ended June 30, 2012 and $40.8 million for the six months ended June 30, 2011. Including intracompany revenues, electric revenues decreased $22.3 million and natural gas revenues decreased $37.4 million. Retail electric revenues decreased $6.3 million due to a decrease in volumes sold primarily caused by warmer weather during the six months ended June 30, 2012 compared to 2011, partially offset by general rate increases. In addition to warmer weather, retail sales volumes declined due in part to the continued weak economy and lower usage at certain industrial customers. Sales of fuel decreased $29.9 million (reflecting higher usage of our thermal generating plants and decreased sales of natural gas fuel not used in generation). These decreases in retail electric revenues and sales of fuel were partially offset by an increase in wholesale electric revenues of $12.5 million (due to an increase in volumes, partially offset by a decrease in wholesale prices). Retail natural gas revenues decreased $15.6 million due to a decrease in volumes caused by warmer weather, while wholesale natural gas revenues decreased $21.2 million (due to a decrease in wholesale prices, partially offset by an increase is wholesale volumes).

Non-utility revenues increased $17.6 million to $97.1 million primarily as a result of the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.

Utility resource costs decreased $56.9 million, after elimination of intracompany resource costs of $40.0 million for the six months ended June 30, 2012 and $40.8 million for the six months ended June 30, 2011. Including intracompany resource costs, electric resource costs decreased $22.0 million and natural gas resource costs decreased $35.7 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the amortization of deferred power supply costs, partially offset by an increase in fuel costs (due to higher thermal generation) and power purchased. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased due to a decrease in prices, partially offset by an increase in volumes.

Utility other operating expenses decreased $1.4 million primarily due to decreased electric maintenance costs (which includes the regulatory deferral of $5.9 million of maintenance costs) and outside services, partially offset by increased pensions and other postretirement benefits expense.

Utility depreciation and amortization increased $2.8 million driven by additions to utility plant.

Non-utility other operating expenses increased $23.8 million primarily due to an increase of $22.1 million for Ecova reflecting increased costs necessary for business growth and the acquisitions of Prenova and LPB, including transaction and integration costs of $1.5 million. The remaining increase was primarily due to litigation costs for the remaining contracts and previous operations of Avista Energy.

Non-utility depreciation and amortization increased $2.9 million primarily due to the amortization of intangibles recorded in connection with the acquisitions of Prenova and LPB.

AVISTA CORPORATION

Interest expense increased $1.6 million primarily due to the issuance of long-term debt in December 2011 that increased the balance of long-term debt outstanding.

Income taxes decreased $5.7 million and our effective tax rate was 35.7 percent for the six months ended June 30, 2012 compared to 36.1 percent for the six months ended June 30, 2011. This decrease in expense was primarily due to a decrease in income before income taxes.

Avista Utilities

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net income for Avista Utilities was $18.0 million for the three months ended June 30, 2012, a decrease from $21.0 million for the three months ended June 30, 2011. Avista Utilities’ income from operations was $46.0 million for the three months ended June 30, 2012 compared to $49.8 million for the three months ended June 30, 2011. The decrease in net income and income from operations was primarily due to a decrease in gross margin (operating revenues less resource costs), and an increase in depreciation and amortization, partially offset by a decrease in other operating expenses. The decrease in net income from Avista Utilities was also due to an increase in interest expense.

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$219,847	$226,277	$86,281	$117,901	$(12,363)	$(23,755)	$293,765	$320,423
Less: resource costs	88,768	91,608	59,587	87,923	(12,363)	(23,755)	135,992	155,776

Gross margin	$131,079	$134,669	$26,694	$29,978	$—	$—	$157,773	$164,647

Avista Utilities’ operating revenues decreased $26.7 million and resource costs decreased $19.8 million, which resulted in a decrease of $6.9 million in gross margin. The gross margin on electric sales decreased $3.6 million and the gross margin on natural gas sales decreased $3.3 million. The decrease in electric and natural gas gross margin was primarily due to warmer weather that reduced retail loads, partially offset by general rate increases. In addition to warmer weather, electric gross margin decreased due in part to the continued weak economy and lower usage at certain industrial customers. For the three months ended June 30, 2012, we recognized a benefit of $1.0 million under the ERM in Washington compared to an expense of $0.2 million for the three months ended June 30, 2011.

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

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2012	2011	2012	2011
Residential	$63,460	$67,136	722	766
Commercial	67,473	65,998	725	731
Industrial	29,766	30,600	517	534
Public street and highway lighting	1,823	1,714	7	6

Total retail	162,522	165,448	1,971	2,037
Wholesale	21,176	14,691	1,074	773
Sales of fuel	30,017	40,620	—	—
Other	6,132	5,518	—	—

Total	$219,847	$226,277	3,045	2,810

Retail electric revenues decreased $2.9 million due to a decrease in total MWhs sold (decreased revenues $5.5 million) primarily due to a decrease in use per customer as a result of warmer weather, and partially due to the continued weak economy and lower usage at certain industrial customers. This was partially offset by an increase in revenue per MWh (increased revenues $2.6 million). Heating degree days at Spokane were close to historical average for the second quarter of 2012, but decreased 21 percent as compared to the second quarter of 2011. Compared to the second quarter of 2011, residential electric use per customer decreased 6 percent. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues increased $6.5 million primarily due to an increase in sales volumes (increased revenues $6.0 million), and partially due to an increase in sales prices (increased revenues $0.5 million). The increase in sales volumes was primarily due to increased wholesale power optimization and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units.

AVISTA CORPORATION

The revenues from sales of fuel decreased $10.6 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization. In the second quarter of 2012, $2.1 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. In the second quarter of 2011, $6.5 million of these sales were made to our natural gas operations.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2012	2011	2012	2011
Residential	$33,450	$40,608	29,802	36,332
Commercial	16,664	20,337	18,618	22,053
Interruptible	483	598	927	1,040
Industrial	807	1,061	1,139	1,392

Total retail	51,404	62,604	50,486	60,817
Wholesale	31,492	52,015	154,731	124,989
Transportation	1,668	1,637	35,731	35,526
Other	1,717	1,645	91	99

Total	$86,281	$117,901	241,039	221,431

Retail natural gas revenues decreased $11.2 million primarily due to a decrease in volumes (decreased revenues $10.5 million), and partially due to slightly lower retail rates (decreased revenues $0.7 million). We sold less retail natural gas in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to warmer weather. Compared to the second quarter of 2011, residential natural gas use per customer decreased 19 percent and commercial use per customer decreased 16 percent.

Wholesale natural gas revenues decreased $20.5 million due to a decrease in prices (decreased revenues $26.0 million), partially offset by an increase in volumes (increased revenues $5.5 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs. We hedge against expected natural gas volumes with forward purchases. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the second quarter of 2012, $10.3 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the second quarter of 2011, $17.3 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2012	2011	2012	2011
Residential	318,104	315,952	286,232	284,165
Commercial	39,814	39,557	33,775	33,538
Interruptible	—	—	36	35
Industrial	1,400	1,372	262	253
Public street and highway lighting	493	453	—	—

Total retail customers	359,811	357,334	320,305	317,991

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2012	2011
Electric resource costs:
Power purchased	$38,573	$29,236
Power cost amortizations, net	3,958	2,284
Fuel for generation	6,890	12,875
Other fuel costs	30,277	39,312
Other regulatory amortizations, net	4,630	3,724
Other electric resource costs	4,440	4,177

Total electric resource costs	$88,768	$91,608

AVISTA CORPORATION

	2012	2011
Natural gas resource costs:
Natural gas purchased	$57,459	$88,279
Natural gas cost amortizations, net	767	(2,087)
Other regulatory amortizations, net	1,361	1,731

Total natural gas resource costs	59,587	87,923

Intracompany resource costs	(12,363)	(23,755)

Total resource costs	$135,992	$155,776

Power purchased increased $9.3 million due to an increase in the volume of power purchases (increased costs $10.0 million), partially offset by a decrease in wholesale prices (decreased costs $0.7 million).

Net amortization of deferred power costs was $4.0 million for the second quarter of 2012 compared to $2.3 million for the second quarter of 2011. During the second quarter of 2012, we recovered (collected as revenue) $0.6 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the second quarter of 2012, actual power supply costs were below the amount included in base retail rates and we deferred $3.0 million in Washington and $0.4 million in Idaho for potential future rebate to customers.

Fuel for generation decreased $6.0 million primarily due to a decrease in thermal generation and natural gas fuel prices.

Other fuel costs decreased $9.0 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $30.8 million due to a decrease in the price of natural gas (decreased costs $34.3 million), partially offset by an increase in total therms purchased (increased costs $3.5 million). Total therms purchased increased due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement and resource optimization process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net income for Avista Utilities was $57.5 million for the six months ended June 30, 2012, a decrease from $61.2 million for the six months ended June 30, 2011. Avista Utilities’ income from operations was $125.1 million for the six months ended June 30, 2012 compared to $129.3 million for the six months ended June 30, 2011. The decrease in net income and income from operations was primarily due to a decrease in gross margin (operating revenues less resource costs), and depreciation and amortization, partially offset by a decrease in other operating expenses. The decrease in net income from Avista Utilities was also due to an increase in interest expense.

The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$475,903	$498,228	$263,781	$301,133	$(40,009)	$(40,791)	$699,675	$758,570
Less: resource costs	206,700	228,657	180,313	216,031	(40,009)	(40,791)	347,004	403,897

Gross margin	$269,203	$269,571	$83,468	$85,102	$—	$—	$352,671	$354,673

Avista Utilities’ operating revenues decreased $58.9 million and resource costs decreased $56.9 million, which resulted in a decrease of $2.0 million in gross margin. The gross margin on electric sales decreased $0.4 million and the gross margin on natural gas sales decreased $1.6 million. The decrease in electric and natural gas gross margin was primarily due to warmer weather that reduced retail loads, partially offset by general rate increases. In addition to warmer weather, electric gross margin decreased due in part to the continued weak economy and lower usage at certain industrial customers. For the six months ended June 30, 2012, we recognized a benefit of $5.1 million under the ERM in Washington compared to $4.7 million for the six months ended June 30, 2011.

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

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2012	2011	2012	2011
Residential	$162,228	$170,381	1,841	1,941
Commercial	139,695	136,187	1,507	1,506
Industrial	58,232	60,049	1,014	1,048
Public street and highway lighting	3,607	3,473	13	13

Total retail	363,762	370,090	4,375	4,508
Wholesale	46,193	33,742	1,960	1,369
Sales of fuel	55,059	84,993	—	—
Other	10,889	9,403	—	—

Total	$475,903	$498,228	6,335	5,877

Retail electric revenues decreased $6.3 million due to a decrease in total MWhs sold (decreased revenues $11.0 million) primarily due to a decrease in use per customer as a result of warmer weather, and partially due to the continued weak economy and lower usage at certain industrial customers. This was partially offset by an increase in revenue per MWh (increased revenues $4.7 million). Heating degree days at Spokane were close to historical average for the first half of 2012, but decreased 9 percent as compared to the first half of 2011. Compared to the six months ended June 30, 2011, residential electric use per customer decreased 6 percent. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues increased $12.5 million due to an increase in sales volumes (increased revenues $13.9 million), partially offset by a decrease in sales prices (decreased revenues $1.4 million). The increase in sales volumes was primarily due to increased wholesale power optimization and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $29.9 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities and higher usage of our thermal generation plants in the first half of 2012 as compared to the first half of 2011. This was due in part to decreased hydroelectric generation. For the six months ended June 30, 2012, $18.9 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the six months ended June 30, 2011, $12.9 million of these sales were made to our natural gas operations.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2012	2011	2012	2011
Residential	$118,283	$127,785	112,366	121,790
Commercial	59,289	64,921	66,915	72,385
Interruptible	1,233	1,427	2,312	2,498
Industrial	2,090	2,343	2,835	3,050

Total retail	180,895	196,476	184,428	199,723
Wholesale	75,832	97,038	312,667	239,519
Transportation	3,568	3,441	80,261	80,122
Other	3,486	4,178	272	332

Total	$263,781	$301,133	577,628	519,696

Retail natural gas revenues decreased $15.6 million primarily due to a decrease in volumes (decreased revenues $15.0 million) and partially due to slightly lower retail rates (decreased revenues $0.6 million). We sold less retail natural gas in the first half of 2012 as compared to the first half of 2011 primarily due to warmer weather. Compared to the first half of 2011, residential and commercial natural gas use per customer decreased 8 percent.

Wholesale natural gas revenues decreased $21.2 million due to a decrease in prices (decreased revenues $38.3 million), partially offset by an increase in volumes (increased revenues $17.1 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value

AVISTA CORPORATION

that offsets net natural gas costs. We hedge against expected natural gas volumes with forward purchases. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the first half of 2012, $21.1 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first half of 2011, $27.9 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric		Natural Gas
	Customers		Customers
	2012	2011	2012	2011
Residential	318,345	316,551	286,547	284,666
Commercial	39,809	39,566	33,798	33,587
Interruptible	—	—	37	35
Industrial	1,394	1,370	261	251
Public street and highway lighting	475	453	—	—

Total retail customers	360,023	357,940	320,643	318,539

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2012	2011
Electric resource costs:
Power purchased	$89,866	$83,797
Power cost amortizations, net	5,095	13,044
Fuel for generation	34,867	28,843
Other fuel costs	58,531	86,524
Other regulatory amortizations, net	9,171	7,686
Other electric resource costs	9,170	8,763

Total electric resource costs	206,700	228,657

Natural gas resource costs:
Natural gas purchased	171,414	216,577
Natural gas cost amortizations, net	3,727	(8,895)
Other regulatory amortizations, net	5,172	8,349

Total natural gas resource costs	180,313	216,031

Intracompany resource costs	(40,009)	(40,791)

Total resource costs	$347,004	$403,897

Power purchased increased $6.1 million due to an increase in the volume of power purchases (increased costs $11.8 million), partially offset by a decrease in wholesale prices (decreased costs $5.7 million).

Net amortization of deferred power costs was $5.1 million for the six months ended June 30, 2012 compared to $13.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we recovered (collected as revenue) $1.2 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the six months ended June 30, 2012, actual power supply costs were below the amount included in base retail rates and we deferred $3.5 million in Washington and $0.4 million in Idaho for potential future rebate to customers.

Fuel for generation increased $6.0 million primarily due to an increase in thermal generation. This was due in part to a decrease in hydroelectric generation. The increase in thermal generation usage was partially offset by a decrease in natural gas fuel prices.

Other fuel costs decreased $28.0 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $45.1 million due to a decrease in the price of natural gas (decreased costs $57.2 million), partially offset by an increase in total therms purchased (increased costs $12.1 million). Total therms purchased increased due to an increase in wholesale sales with the balancing of loads and resources as part of the natural gas procurement and resource optimization process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

AVISTA CORPORATION

Ecova

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Ecova’s net income attributable to Avista Corp. was $1.1 million for the three months ended June 30, 2012 compared to net income of $1.8 million for the three months ended June 30, 2011. Operating revenues increased $10.3 million and total operating expenses increased $12.0 million. The increase in operating revenues was primarily due to the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $6.4 million to operating revenues for the second quarter of 2012. The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. Ecova experienced increases in employee costs, facilities costs, information technology costs and professional fees. Depreciation and amortization increased $1.7 million due to intangibles recorded in connection with the acquisitions. As of June 30, 2012, Ecova had 736 expense management customers representing 602,000 billed sites in North America. In the second quarter of 2012, Ecova managed bills totaling $4.6 billion, a decrease of $0.1 billion as compared to the second quarter of 2011. This decrease was due to a decrease in the average value of each bill (due in part to a decline in natural gas prices), partially offset by an increase in accounts managed.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Ecova’s net income attributable to Avista Corp. was $0.3 million for the six months ended June 30, 2012 compared to net income of $3.5 million for the six months ended June 30, 2011. Operating revenues increased $18.1 million and total operating expenses increased $25.0 million. The increase in operating revenues was primarily due to the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $11.6 million to operating revenues for the six months ended June 30, 2012. The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. Ecova experienced increases in employee costs, facilities costs, information technology costs and professional fees. In addition, Ecova incurred $1.5 million in transaction and integration costs, and $0.3 million paid for the early termination of an earn-out contract. Depreciation and amortization increased $2.9 million due to intangibles recorded in connection with the acquisitions. In the first half of 2012, Ecova managed bills totaling $9.0 billion, a decrease of $0.5 billion as compared to the first half of 2011. This decrease was due to a decrease in the average value of each bill (due in part to a decline in natural gas prices), partially offset by an increase in accounts managed.

Other Businesses

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The net loss from these operations was $1.0 million for the three months ended June 30, 2012 compared to net income of $0.1 million for the three months ended June 30, 2011. The decline in results was primarily due to increased litigation costs for the remaining contracts and previous operations of Avista Energy. METALfx had net income of $0.5 million for each of the second quarters of 2012 and 2011. Losses on investments were $0.1 million for each of the second quarters of 2012 and 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The net loss from these operations was $1.3 million for the six months ended June 30, 2012 compared to net income of $0.2 million for the six months ended June 30, 2011. The decline in results was primarily due to increased litigation costs for the remaining contracts and previous operations of Avista Energy, as well as a net loss on investments. METALfx had net income of $0.8 million for each of the six months ended June 30, 2012 and 2011. Losses on investments were $0.5 million for the six months ended June 30, 2012 and less than $0.1 million for the six months ended June 30, 2011.

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Condensed Consolidated Cash Flow Statement

Overall During the six months ended June 30, 2012, positive cash flows from operating activities of $199.7 million, $30.0 million of borrowings under Avista Corp.’s $400.0 million committed line of credit and $25.0 million of borrowings under Ecova’s committed line of credit were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $120.5 million, cash paid for the acquisition of LPB of $50.3 million and dividends of $34.1 million.

Operating Activities Net cash provided by operating activities was $199.7 million for the six months ended June 30, 2012 compared to $163.5 million for the six months ended June 30, 2011. Net cash provided by working capital components was $61.9 million for the six months ended June 30, 2012, compared to $26.8 million for the six months ended June 30, 2011. The net cash provided during the six months ended June 30, 2012 primarily reflects net cash inflows related to accounts receivable and positive cash flows from other current assets (primarily related to a decrease in income taxes receivable).

The net cash provided during the six months ended June 30, 2011 primarily reflects positive cash flows from accounts receivable (representing a seasonal decrease in receivables outstanding). These positive cash flows were partially offset by net cash outflows related to accounts payable.

Contributions to our defined benefit pension plan were $29.4 million for the first half of 2012 compared to $17.3 million for the first half of 2011. Cash paid for interest was $36.3 million for the first half of 2012, compared to $34.5 million for the first half of 2011.

Investing Activities Net cash used in investing activities was $182.5 million for the six months ended June 30, 2012, compared to $64.0 million for the six months ended June 30, 2011. Utility property capital expenditures increased by $21.6 million for the first half of 2012 as compared to the first half of 2011. In the first half of 2012, a significant portion of Ecova’s funds held for clients were held as securities available for sale (purchases of $64.9 million and sales and maturities of $71.5 million). In the first half of 2011, the funds held for clients were in cash and cash equivalents, as well as money market funds. The net cash paid by subsidiaries for acquisitions for the six months ended June 30, 2012 of $50.3 million represents Ecova’s acquisition of LPB.

Financing Activities Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2012 compared to net cash used of $99.0 million for the six months ended June 30, 2011. During the first half of 2012, short-term borrowings on Avista Corp.’s committed line of credit increased $30.0 million. Borrowings on Ecova’s committed line of credit increased $25.0 million and these proceeds were used to fund the acquisition of LPB. Cash dividends paid increased to $34.1 million (or 58 cents per share) for the first half of 2012 from $31.7 million (or 55 cents per share) for the first half of 2011. In May 2012, we cash settled interest rate swap agreements for $18.5 million related to the pricing of $80.0 million of long-term debt (the issuance will occur in November 2012). Client fund obligations at Ecova increased $9.8 million.

During the six months ended June 30, 2011, our short-term borrowings decreased $35.0 million. We issued $15.9 million of common stock during the six months ended June 30, 2011, including $12.1 million under a sales agency agreement. Additionally, client fund obligations at Ecova decreased by $33.4 million.

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

AVISTA CORPORATION

For our utility operations, when power and natural gas costs exceed the levels currently recovered from retail customers, net cash flows are negatively affected. Factors that could cause purchased power and natural gas costs to exceed the levels currently recovered from our customers include, but are not limited to, higher prices in wholesale markets when we buy energy or an increased need to purchase power in the wholesale markets. Factors beyond our control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to:

•	increases in demand (due to either weather or customer growth),

•	low availability of streamflows for hydroelectric generation,

•	unplanned outages at generating facilities, and

•	failure of third parties to deliver on energy or capacity contracts.

We monitor the potential liquidity impacts of increasing energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet the increased cash needs of potentially higher energy commodity prices and increased other operating costs through our $400.0 million committed line of credit.

As of June 30, 2012, we had $283.9 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2017, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Credit and Nonperformance Risk

Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2012, we had cash deposited as collateral of $19.0 million and letters of credit of $17.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2012, we would potentially be required to post additional collateral of up to $23.8 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $62.4 million.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of June 30, 2012, we had interest rate swap agreements outstanding with a notional amount totaling $160 million and we did not have any collateral posted. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at June 30, 2012, we would potentially be required to post additional collateral of up to $0.9 million.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law in July 2010. The Dodd-Frank Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) for certain swaps (which include a variety of derivative instruments) and certain users of such swaps, that previously had been largely exempted from regulation.

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

AVISTA CORPORATION

The Dodd-Frank Act also requires certain swaps to be cleared and traded on exchanges or swap execution facilities. Such clearing requirements would result in a significant change from our current practice of bilaterally negotiated credit terms. An exemption from mandatory clearing is available under the Dodd-Frank Act for counterparties that are non-financial end users using swaps to hedge commercial risk. However, the cost of entering into a non-cleared swap that is available as a cleared swap may be greater and margin levels are expected to be higher.

In July 2012, the CFTC issued a final rule providing for an exemption from clearing requirements as outlined in Dodd-Frank for end users that enter into hedges to mitigate commercial risk. We expect to qualify under the end user exemption.

We will continue to monitor developments regarding implementation steps defined in the Act. We cannot predict the impact the Dodd-Frank Act may ultimately have on our operations.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$423	—%	$7,474	0.3%
Current portion of nonrecourse long-term debt	14,304	0.5	13,668	0.5
Short-term borrowings	91,000	3.5	96,000	3.8
Long-term borrowings under committed line of credit	60,000	2.3	—	—
Long-term debt to affiliated trusts	51,547	2.0	51,547	2.0
Nonrecourse long-term debt	25,474	1.0	32,803	1.3
Long-term debt	1,147,765	44.0	1,169,826	45.7

Total debt	1,390,513	53.3	1,371,318	53.6
Total Avista Corporation stockholders’ equity	1,216,842	46.7	1,185,701	46.4

Total	$2,607,355	100.0%	$2,557,019	100.0%

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $31.1 million during the six months ended June 30, 2012 primarily due to net income, partially offset by dividends.

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

In June 2012, we entered into a bond purchase agreement with certain institutional investors in the private placement market for the purpose of issuing $80.0 million of 4.23 percent First Mortgage Bonds due in 2047. The issuance of the bonds will occur at closing in November 2012. The total net proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under our $400.0 million committed line of credit and for general corporate purposes. In connection with the pricing of the First Mortgage Bonds, we cash settled interest rate swap contracts and paid a total of $18.5 million, which will be amortized as a component of interest expense over the life of the debt.

We are planning to issue up to $45 million of common stock from time to time in 2012 (with the majority in the second half of the year) in order to maintain our capital structure at an appropriate level for our business. The additional shares are expected to be issued under a periodic offering program, as well as the dividend reinvestment and direct stock purchase plan and employee plans.

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2012, we were in compliance with this covenant with a ratio of 53.3 percent.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2012	2011
Balance outstanding at end of period	$91,000	$75,000
Letters of credit outstanding at end of period	$25,075	$19,023
Maximum balance outstanding during the period	$91,000	$110,000
Average balance outstanding during the period	$14,434	$71,191
Average interest rate during the period	1.24%	1.32%
Average interest rate at end of period	1.20%	1.48%

The decrease in the average balance outstanding was due in part to a new intercompany borrowing arrangement between Avista Corp. and Ecova. As part of their cash management practices and operations, Ecova and Avista Corp. entered into an arrangement in January 2012 under which (1) Avista Corp. issued to Ecova a master unsecured promissory note and (2) Ecova will from time to time make short-term loans to Avista Corp. as a temporary investment of its funds received from its clients. The master promissory note limits the total outstanding indebtedness to no more than $50.0 million in principal. Additionally, such loans are required to be repaid on the last business day of each quarter (March, June, September and December) and sooner upon demand by Ecova. Amounts are loaned at a rate consistent with Avista Corp.’s credit facility. The average balance outstanding was $32.1 million and the maximum balance was $50.0 million during the six months ended June 30, 2012.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries”, if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2012, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.’s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.’s committed line of credit.

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

Included in our estimates of capital expenditures is the replacement of our customer information and work management systems, which is expected to be completed by the end of 2014.

Ecova Credit Agreement

As of June 30, 2012, Ecova had a $60.0 million committed line of credit agreement with a financial institution that was scheduled to expire in April 2014. In July 2012, Ecova entered into a new five-year $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement. The credit agreement is secured by substantially all of Ecova’s assets. There were $60.0 million of borrowings outstanding under Ecova’s credit agreement as of June 30, 2012 classified as long-term. The proceeds from these borrowings were used to fund the acquisitions of Prenova in November 2011 and LPB in January 2012.

Ecova Redeemable Stock

In 2007, Ecova amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Ecova providing the shares are held for a minimum of six months. Stock is reacquired at estimated fair value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $11.8 million as of June 30, 2012 for the intrinsic value of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Ecova employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests of $41.6 million related to the 2008 Cadence Network acquisition, as the previous owners could have exercised a right to put their stock back to Ecova in July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

As of June 30, 2012, we had $25.1 million in letters of credit outstanding under our $400.0 million committed line of credit, a decrease from $29.0 million as of December 31, 2011.

Pension Plan

As of June 30, 2012, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. We contributed $26 million to the pension plan in 2011. We expect to contribute a total of $176 million (or $44 million per year) to the pension plan in the period 2012 through 2015. In the first half of 2012, we contributed $29.4 million to the pension plan. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

The “Moving Ahead for Progress in the 21st Century” (MAP-21) was signed into federal law in July 2012. This law contains provisions that permit sponsors of single-employer defined benefit plans to use stabilized interest rate assumptions for certain funding calculations, thus decreasing required employer contributions and improving plan-funding attainment percentages. MAP-21 also increases Pension Benefit Guaranty Corporation (PBGC) premiums effective in 2013. We do not expect MAP-21 to have a significant impact on our pension contributions or PBGC premiums from 2012 through 2015.

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Credit and Nonperformance Risk” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of August 7, 2012:

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

In May 2012, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.29 per share on the Company’s common stock. In August 2012, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.29 per share on the Company’s common stock.

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2011 Form 10-K, with the following exceptions:

As of June 30, 2012, we had $91.0 million of borrowings outstanding under our committed line of credit. There were $61.0 million in borrowings outstanding as of December 31, 2011.

As of June 30, 2012, Ecova had $60.0 million of borrowings outstanding under its committed line of credit. There were $35.0 million in borrowings outstanding as of December 31, 2011.

AVISTA CORPORATION

In connection with the replacement of our customer information and work management systems, we have entered into various contracts with vendors in the total amount of $21 million through 2014.

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

We continue to experience customer growth as the regional economy recovers from the recession. We have three distinct metropolitan areas in our service area: Spokane, Washington, Coeur d’Alene, Idaho and Medford, Oregon; and we are tracking three separate economic indicators: employment change, unemployment rates and foreclosure rates. We have observed mixed results during the economic recovery. On a year-over-year basis, June 2012 employment growth rates are positive except for Spokane, and unemployment rates are lower in all three areas. Foreclosure rates are below the U.S. rate in the Spokane and Coeur d’Alene areas. Compared to the U.S. economy, the recovery in our service area has been slower. In 2012, we continue to expect overall economic growth in our service area to be somewhat lower than U.S. growth.

Seasonally adjusted nonfarm employment in our northern Idaho and southwestern Oregon service areas exhibited moderate growth between June 2011 and June 2012. For the same period, growth in eastern Washington has yet to show signs of recovery. Employment increased by 3.4 percent in Coeur d’Alene, Idaho, reflecting gains in most sectors, with considerable strength in professional and business services; trade, transport, and utilities; and education and health services. In Medford, Oregon, employment growth was 2.2 percent, also with broadly distributed sector gains, with particular strength in manufacturing and leisure and hospitality. However, the government sector continues to be a drag on overall employment growth in the Medford area. We observed an employment decline of 0.4 percent in the Spokane area with gains in manufacturing and business and professional services offset by sector losses in education, health services and government. U.S. nonfarm sector jobs grew by 1.4 percent in the same twelve-month period.

The unemployment rate went down in June 2012 from the year earlier level in Spokane, Medford, and Coeur d’Alene. In Spokane the rate was 9.2 percent in June 2011 and declined to 8.8 percent in June 2012. In Medford the rate declined from 12.0 percent to 10.7 percent while in Coeur d’Alene the rate went from 9.5 percent to 8.0 percent. The U.S. rate declined from 9.1 percent to 8.2 percent in the same period.

The housing market in our service area continues to experience foreclosure rates comparable to or lower than the national average. The June 2012 national rate was 0.15 percent with a near national average level at 0.16 percent in Jackson County, Oregon. The Spokane housing market was 0.09 percent and Kootenai County, Idaho was 0.05 percent.

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

AVISTA CORPORATION

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

State Activities

The states of Washington and Oregon have statutory targets to reduce GHG emissions. Washington’s targets are intended to reduce GHG emissions to 1990 levels by 2020; to 25 percent below 1990 levels by 2035; and to 50 percent below 1990 levels by 2050. Oregon’s targets would reduce GHG emissions to 10 percent below 1990 levels by 2020 and 75 percent below 1990 levels by 2050. Both states enacted their targets expecting that they would be met through a combination of renewable energy standards, and assorted “complementary policies,” such as land-use policies, energy efficiency codes for buildings, renewable fuel standards and vehicle emission standards. However, neither state has yet adopted any comprehensive requirements aimed specifically at achieving these targets.

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

Wind Power Purchase Agreement

In June 2011, we entered into a 30-year power purchase agreement (PPA) with Palouse Wind, LLC (Palouse Wind), an affiliate of First Wind Holdings, LLC. Under the PPA, we will acquire all of the power and renewable attributes produced by a wind project being developed by Palouse Wind in Whitman County, Washington. The wind project, which is currently under construction, is expected to have a nameplate capacity of approximately 105 MW and produce approximately 40 aMW with deliveries beginning by the end of 2012. We decided to enter into this PPA due, in part, to market changes reducing the cost of renewable resource projects. This was due, in part, to tax incentives for the construction of renewable resource projects that remain in effect through 2012. We acquired the development rights for a separate wind generation site near Reardan, Washington in 2008 and continue to study that site in preparation for later development. We plan to meet the state of Washington’s renewable energy standards until 2016 with a combination of qualified upgrades at our existing hydroelectric generation plants. The power purchased from Palouse Wind will help to meet our Washington renewable energy requirements beginning in 2016, as well as provide a new energy resource to serve our system retail load requirements. Under the PPA, we have the option to purchase the wind project each year following the 10th anniversary of the commercial operation date at a price determined under the contract.

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

AVISTA CORPORATION

BART is a retrofit program applied to large emission sources, including electric generating units built between 1962 and 1977. In February 2007, Colstrip was notified by the EPA that Colstrip Units 1 & 2 (of which we are not an owner) were determined to be subject to the EPA’s BART requirements. In November 2010, the EPA issued a request for additional reasonable progress information for Colstrip Units 3 & 4 (of which we are a 15 percent owner). The owners of Colstrip Units 3 & 4 have submitted the requested information and await the EPA’s upcoming FIP proposal, which will include the EPA’s determination of BART for Colstrip Units 3 & 4. On March 21, 2012, the EPA released a proposed FIP for Montana. The proposal includes emission limitations and pollution controls for Colstrip Units 1 & 2. Colstrip Units 3 & 4 are not currently affected, but would be evaluated for reasonable progress at the next review period in approximately five years. We will continue to evaluate this proposal for any material impacts to Colstrip Units 3 & 4. The FIP is expected to be finalized by the end of 2012.

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

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of June 30, 2012, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

Other

For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are:

•	Commodity prices for electric power and natural gas

•	Credit related to the wholesale energy market

AVISTA CORPORATION

•	Interest rates on long-term and short-term debt

•	Foreign exchange rates between the U.S. dollar and the Canadian dollar

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the six months ended June 30, 2012. Please refer to the 2011 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2012 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2012	$(5,542)	$(20,966)	$(18,467)	$(12,121)	$129	$8,205	$(901)	$8,756
2013	(2,745)	(16,921)	(19,060)	(18,030)	(63)	15,088	(985)	11,022
2014	(1,973)	115	(6,549)	(5,884)	(135)	2,570	(1,106)	(303)
2015	(1,535)	—	(1,952)	(495)	(167)	(748)	—	(9)
2016	(1,316)	—	(361)	42	(210)	—	—	—
Thereafter	(1,636)	—	—	—	(1,141)	—	—	—

Credit Risk

Our credit risk has not materially changed during the six months ended June 30, 2012. See the 2011 Form 10-K.

Risk Management for Energy Resources

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. The 2011 Form 10-K contains a discussion of risk management policies and procedures.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the six months ended June 30, 2012. See the 2011 Form 10-K.

As of June 30, 2012, we had interest rate swap agreements with a notional amount of $85.0 million and a mandatory cash settlement date of June 2013 (which we entered into in September 2011). In June 2012, we entered into interest rate swap agreements with a notional amount of $50.0 million and a mandatory cash settlement date of October 2014. We also entered into an interest rate swap agreement with a notional amount of $25.0 million and a mandatory cash settlement date of October 2015.

As of June 30, 2012, we had a current derivative liability of $5.2 million and a long-term derivative asset of $3.4 million, with an offsetting regulatory asset on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. In May 2012, we cash settled interest rate swap contracts (notional amount of $75.0 million) and paid a total of $18.5 million. The interest rate swap contracts were settled in connection with the pricing of $80.0 million of First Mortgage Bonds. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the six months ended June 30, 2012. See the 2011 Form 10-K. As of June 30, 2012, we had a current derivative asset for foreign currency hedges of less than $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2012, we had entered into 29 Canadian currency forward contracts with a notional amount of $9.4 million ($9.6 million Canadian).

Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent

AVISTA CORPORATION

limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2012.

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See “Note 11 of the Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Please refer to the 2011 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2011 Form 10-K. In addition to these risk factors, see also “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: August 7, 2012	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)