Form 10-Q
period 2012-09-30
AVISTA CORP
filed 2012-11-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 59,763,977 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•	changes in actuarial assumptions, interest rates and the actual return on plan assets for our pension plan, which can affect future funding obligations, pension expense and pension plan liabilities;

•	volatility and illiquidity in wholesale energy markets, including the availability of willing buyers and sellers, and prices of purchased energy and demand for energy sales;

•	unplanned outages at any of our generating facilities or the inability of facilities to operate as intended;

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2000 and 2001, including possible refunds;

•	the outcome of legal proceedings and other contingencies;

•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs;

•	wholesale and retail competition including, but not limited to, alternative energy sources, suppliers and delivery arrangements;

•	the ability to comply with the terms of the licenses for our hydroelectric generating facilities at cost-effective levels;

•	natural disasters that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•	explosions, fires, accidents, or mechanical breakdowns that may occur while operating and maintaining our generation, transmission and distribution systems;

•	public injuries or damages arising from or allegedly arising from our operations

•	blackouts or disruptions of interconnected transmission systems;

•	disruption to information systems, automated controls and other technologies that we rely on for operations, communications and customer service;

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	2012	2011
Operating Revenues:
Utility revenues	$292,085	$301,551
Non-utility revenues	48,547	42,159

Total operating revenues	340,632	343,710

Operating Expenses:
Utility operating expenses:
Resource costs	153,801	171,393
Other operating expenses	64,449	60,579
Depreciation and amortization	28,255	26,341
Taxes other than income taxes	18,090	16,829
Non-utility operating expenses:
Other operating expenses	42,647	31,726
Depreciation and amortization	3,391	1,964

Total operating expenses	310,633	308,832

Income from operations	29,999	34,878

Interest expense	19,128	18,703
Interest expense to affiliated trusts	136	152
Capitalized interest	(644)	(957)
Other expense-net	3,809	1,626

Income before income taxes	7,570	15,354
Income tax expense	1,608	3,717

Net income	5,962	11,637

Net income attributable to noncontrolling interests	(176)	(935)

Net income attributable to Avista Corporation	$5,786	$10,702

Weighted-average common shares outstanding (thousands), basic	59,047	58,057

Weighted-average common shares outstanding (thousands), diluted	59,123	58,232

Earnings per common share attributable to Avista Corporation:
Basic	$0.10	$0.18

Diluted	$0.10	$0.18

Dividends paid per common share	$0.29	$0.275

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	2012	2011
Operating Revenues:
Utility revenues	$990,860	$1,059,221
Non-utility revenues	145,614	121,632

Total operating revenues	1,136,474	1,180,853

Operating Expenses:
Utility operating expenses:
Resource costs	500,805	575,290
Other operating expenses	191,407	188,961
Depreciation and amortization	83,327	78,600
Taxes other than income taxes	63,622	61,521
Non-utility operating expenses:
Other operating expenses	130,327	95,581
Depreciation and amortization	9,966	5,673

Total operating expenses	979,454	1,005,626

Income from operations	157,020	175,227

Interest expense	57,453	55,415
Interest expense to affiliated trusts	413	455
Capitalized interest	(1,765)	(2,209)
Other expense-net	5,106	3,061

Income before income taxes	95,813	118,505
Income tax expense	33,106	40,937

Net income	62,707	77,568

Net income attributable to noncontrolling interests	(355)	(1,947)

Net income attributable to Avista Corporation	$62,352	$75,621

Weighted-average common shares outstanding (thousands), basic	58,778	57,731

Weighted-average common shares outstanding (thousands), diluted	59,026	57,934

Earnings per common share attributable to Avista Corporation:
Basic	$1.06	$1.31

Diluted	$1.06	$1.30

Dividends paid per common share	$0.87	$0.825

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended September 30

Dollars in thousands

(Unaudited)

	2012	2011

Net income	$5,962	$11,637

Other Comprehensive Income:

Unrealized investment gains - net of taxes of $68	110	—

Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(11)	(17)	—

Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $90 and $66, respectively	168	123

Total other comprehensive income	261	123

Comprehensive income	6,223	11,760

Comprehensive income attributable to noncontrolling interests	(176)	(935)

Comprehensive income attributable to Avista Corporation	$6,047	$10,825

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2012	2011

Net income	$62,707	$77,568

Other Comprehensive Income (Loss):

Unrealized investment gains - net of taxes of $244	409	—

Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(94)	(158)	—

Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $263 and $(7), respectively	489	(13)

Total other comprehensive income (loss)	740	(13)

Comprehensive income	63,447	77,555

Comprehensive income attributable to noncontrolling interests	(355)	(1,947)

Comprehensive income attributable to Avista Corporation	$63,092	$75,608

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30, 2012	December 31, 2011
Assets:
Current Assets:
Cash and cash equivalents	$82,952	$74,662
Accounts and notes receivable-less allowances of $44,354 and $43,958	141,659	203,452
Utility energy commodity derivative assets	1,678	1,139
Regulatory asset for utility derivatives	41,251	69,685
Investments and funds held for clients	114,226	118,536
Materials and supplies, fuel stock and natural gas stored	51,066	52,006
Deferred income taxes	35,792	30,473
Income taxes receivable	15,907	15,378
Other current assets	31,785	49,225

Total current assets	516,316	614,556

Net Utility Property:
Utility plant in service	3,994,743	3,887,384
Construction work in progress	116,624	79,322

Total	4,111,367	3,966,706
Less: Accumulated depreciation and amortization	1,170,845	1,105,930

Total net utility property	2,940,522	2,860,776

Other Non-current Assets:
Investment in exchange power-net	16,946	18,783
Investment in affiliated trusts	11,547	11,547
Goodwill	73,783	39,045
Long-term energy contract receivable of Spokane Energy	54,740	62,525
Other intangibles, property and investments-net	92,956	80,309

Total other non-current assets	249,972	212,209

Deferred Charges:
Regulatory assets for deferred income tax	76,616	84,576
Regulatory assets for pensions and other postretirement benefits	248,082	260,359
Other regulatory assets	102,998	119,738
Non-current utility energy commodity derivative assets	1,073	185
Non-current regulatory asset for utility derivatives	30,111	40,345
Other deferred charges	24,566	21,787

Total deferred charges	483,446	526,990

Total assets	$4,190,256	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30, 2012	December 31, 2011
Liabilities and Equity:
Current Liabilities:
Accounts payable	$140,536	$166,954
Client fund obligations	113,614	118,325
Current portion of long-term debt	392	7,474
Current portion of nonrecourse long-term debt of Spokane Energy	14,631	13,668
Short-term borrowings	82,000	96,000
Utility energy commodity derivative liabilities	35,788	70,824
Natural gas deferrals	13,169	12,140
Other current liabilities	147,723	141,789

Total current liabilities	547,853	627,174

Long-term debt	1,148,047	1,169,826
Nonrecourse long-term debt of Spokane Energy	21,688	32,803
Long-term debt to affiliated trusts	51,547	51,547
Long-term borrowings under committed line of credit	58,000	—
Regulatory liability for utility plant retirement costs	231,497	227,282
Pensions and other postretirement benefits	214,838	246,177
Deferred income taxes	527,397	505,954
Other non-current liabilities and deferred credits	105,481	116,084

Total liabilities	2,906,348	2,976,847

Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	6,726	51,809

Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 59,754,870 and 58,422,781 shares outstanding	887,530	855,188
Accumulated other comprehensive loss	(4,897)	(5,637)
Retained earnings	377,111	336,150

Total Avista Corporation stockholders’ equity	1,259,744	1,185,701
Noncontrolling Interests	17,438	174

Total equity	1,277,182	1,185,875

Total liabilities and equity	$4,190,256	$4,214,531

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2012	2011
Operating Activities:
Net income	$62,707	$77,568
Non-cash items included in net income:
Depreciation and amortization	93,293	84,273
Provision for deferred income taxes	18,380	30,783
Power and natural gas cost amortizations, net	10,418	9,470
Amortization of debt expense and premium	2,876	3,186
Equity-related AFUDC	(2,875)	(1,655)
Other	52,859	32,958
Contributions to defined benefit pension plan	(44,000)	(26,000)
Changes in working capital components:
Accounts and notes receivable	61,106	76,285
Materials and supplies, fuel stock and natural gas stored	941	(16,260)
Other current assets	7,209	(28,167)
Accounts payable	(10,783)	(11,994)
Other current liabilities	5,277	9,977

Net cash provided by operating activities	257,408	240,424

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(178,440)	(169,598)
Other capital expenditures	(3,908)	(2,730)
Federal grant payments received	5,902	13,398
Cash paid by subsidiaries for acquisitions, net of cash received	(50,310)	(199)
Decrease (increase) in funds held for clients	(9,599)	43,321
Purchase of securities available for sale	(88,843)	(47,299)
Sale and maturity of securities available for sale	103,545	—
Other	(7,412)	(4,604)

Net cash used in investing activities	(229,065)	(167,711)

Financing Activities:
Net increase (decrease) in short-term borrowings	21,000	(13,500)
Borrowings from Ecova line of credit	28,000	—
Repayment of borrowings from Ecova line of credit	(5,000)	—
Redemption and maturity of long-term debt	(11,363)	(204)
Maturity of nonrecourse long-term debt of Spokane Energy	(10,153)	(9,258)
Long-term debt and short-term borrowing issuance costs	(177)	(2,362)
Cash paid for settlement of interest rate swap agreements	(18,547)	(10,557)
Issuance of common stock	28,699	21,216
Cash dividends paid	(51,215)	(47,685)
Purchase of subsidiary noncontrolling interest	(917)	(6,179)
Increase (decrease) in client fund obligations	(5,220)	3,978
Issuance of subsidiary noncontrolling interests	3,714	—
Other	1,126	528

Net cash used in financing activities	(20,053)	(64,023)

Net increase in cash and cash equivalents	8,290	8,690

Cash and cash equivalents at beginning of period	74,662	69,413

Cash and cash equivalents at end of period	$82,952	$78,103

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$43,487	$41,582
Income taxes	12,527	24,506
Non-cash financing and investing activities:
Accounts payable for capital expenditures	3,556	2,642
Redeemable noncontrolling interests	(8,274)	5,147

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2012	2011
Common Stock, Shares:
Shares outstanding at beginning of period	58,422,781	57,119,723
Issuance of common stock	1,332,089	1,081,274

Shares outstanding at end of period	59,754,870	58,200,997

Common Stock, Amount:
Balance at beginning of period	$855,188	$827,592
Equity compensation expense	3,354	2,718
Issuance of common stock, net of issuance costs	28,699	21,216
Equity transactions of consolidated subsidiaries	289	(2,817)

Balance at end of period	887,530	848,709

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(5,637)	(4,326)
Other comprehensive income (loss)	740	(13)

Balance at end of period	(4,897)	(4,339)

Retained Earnings:
Balance at beginning of period	336,150	302,518
Net income attributable to Avista Corporation	62,352	75,621
Cash dividends paid (common stock)	(51,215)	(47,685)
Expiration of subsidiary noncontrolling interests redemption rights	23,805	—
Valuation adjustments and other noncontrolling interests activity	6,019	(3,906)

Balance at end of period	377,111	326,548

Total Avista Corporation stockholders’ equity	1,259,744	1,170,918

Noncontrolling Interests:
Balance at beginning of period	174	(600)
Net income attributable to noncontrolling interests	234	95
Deconsolidation of variable interest entity	(673)	—
Purchase of subsidiary noncontrolling interests	(117)	—
Expiration of subsidiary noncontrolling interests redemption rights	17,790	—
Other	30	(25)

Balance at end of period	17,438	(530)

Total equity	$1,277,182	$1,170,388

Redeemable Noncontrolling Interests:
Balance at beginning of period	$51,809	$46,722
Net income attributable to noncontrolling interests	121	1,852
Issuance of subsidiary noncontrolling interests	3,714	—
Purchase of subsidiary noncontrolling interests	(784)	(6,179)
Expiration of subsidiary noncontrolling interests redemption rights	(41,595)	—
Valuation adjustments and other noncontrolling interests activity	(6,539)	9,675

Balance at end of period	$6,726	$52,070

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2011 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington and northern Idaho. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeast and southwest Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). Avista Capital’s subsidiaries include Ecova, Inc. (Ecova), a 79.0 percent owned subsidiary as of September 30, 2012. Ecova is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Utility taxes	$10,741	$10,270	$41,353	$41,551

Other Expense - Net

Other expense - net consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$(166)	$(455)	$(804)	$(1,029)
Interest on regulatory deferrals	(19)	(15)	(43)	(83)
Equity-related AFUDC	(1,127)	(421)	(2,875)	(1,655)
Net loss on investments	2,430	560	2,957	597
Other expense	2,877	1,957	7,040	5,466
Other income	(186)	—	(1,169)	(235)

Total	$3,809	$1,626	$5,106	$3,061

AVISTA CORPORATION

Included in net loss on investments for the three months and nine months ended September 30, 2012 are impairment losses of $2.4 million related to the impairment of the Company’s investment in a fuel cell business and the write-off of the Company’s investment in a solar energy company.

Investments and Funds Held for Clients and Client Fund Obligations

In connection with the bill paying services, Ecova collects funds from its clients and remits the funds to the appropriate utility or other service provider. Some of the funds collected are invested by Ecova and classified as investments and funds held for clients and a related liability for client fund obligations is recorded. Investments and funds held for clients include cash and cash equivalent investments and investment securities classified as available for sale. Investments and funds held for clients as of September 30, 2012 are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain	Fair Value
Cash and cash equivalents	$31,874	$—	$31,874
Securities available for sale:
U.S. government agency	63,207	251	63,458
Municipal	5,049	133	5,182
Corporate fixed income – financial	6,544	90	6,634
Corporate fixed income – industrial	4,905	94	4,999
Corporate fixed income – utility	1,035	33	1,068
Certificates of deposit	1,000	11	1,011

Total securities available for sale	81,740	612	82,352

Total investments and funds held for clients	$113,614	$612	$114,226

Investments and funds held for clients as of December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$21,957	$—	$21,957
Securities available for sale:
U.S. government agency	74,721	172	74,893
Municipal	425	—	425
Corporate fixed income – financial	11,139	15	11,154
Corporate fixed income – industrial	6,495	23	6,518
Corporate fixed income – utility	2,088	4	2,092
Certificates of deposit	1,500	(3)	1,497

Total securities available for sale	96,368	211	96,579

Total investments and funds held for clients	$118,325	$211	$118,536

Investments and funds held for clients are classified as a current asset since these funds are held for the purpose of satisfying the client fund obligations. Approximately 93 percent and 88 percent of the investment portfolio was rated AA or higher as of September 30, 2012 and December 31, 2011, respectively, by nationally recognized statistical rating organizations. All fixed income securities were rated at least investment grade as of September 30, 2012 and December 31, 2011.

Proceeds from sales, maturities and calls of securities available for sale were $103.5 million for the nine months ended September 30, 2012 with gross realized gains of $0.3 million and there were not any gross realized losses. Proceeds from sales, maturities and calls of securities available for sale were $32.0 million for the three months ended September 30, 2012 with gross realized gains of $0.1 million and there were not any gross realized losses. There were no sales, maturities and calls of securities available for sale during the first nine months of 2011.

Contractual maturities of securities available for sale (at fair value) as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Due within 1 year	After 1 but within 5 years	After 5 but within 10 years	After 10 years	Total
September 30, 2012	$2,455	$17,109	$55,789	$6,999	$82,352
December 31, 2011	425	55,126	41,028	—	96,579

Actual maturities may differ due to call or prepayment rights and the effective duration was 1.8 years as of September 30, 2012 and 1.3 years as of December 31, 2011.

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

	Ecova	Other	Accumulated Impairment Losses	Total
Balance as of December 31, 2011	$33,799	$12,979	$(7,733)	$39,045
Goodwill acquired during the period	33,484	—	—	33,484
Adjustments	1,254	—	—	1,254

Balance as of the September 30, 2012	$68,537	$12,979	$(7,733)	$73,783

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Other intangible amortization	$2,436	$1,145	$7,091	$3,298

The following table details the future estimated amortization expense related to Other Intangibles for each of the five years ending December 31 (dollars in thousands):

	2012	2013	2014	2015	2016
Estimated amortization expense	$2,268	$8,899	$7,929	$5,633	$4,687

The gross carrying amount and accumulated amortization of Other Intangibles as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011
Client relationships	$32,959	$18,859
Software development costs	32,935	29,327
Other	5,672	3,065

Total other intangibles	71,566	51,251

Client relationships accumulated amortization	(6,871)	(3,623)
Software development costs accumulated amortization	(15,392)	(12,016)
Other accumulated amortization	(1,480)	(990)

Total accumulated amortization	(23,743)	(16,629)

Total other intangibles - net	$47,823	$34,622

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

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $325 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

NOTE 4. REDEEMABLE NONCONTROLLING INTERESTS AND SUBSIDIARY ACQUISITIONS

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network had a right to have their shares of Ecova common stock redeemed during July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012. As such, this redeemable noncontrolling interest was reclassified to equity effective July 31, 2012. Additionally, certain minority shareholders and option holders of Ecova have the right to put their shares back to Ecova at their discretion during an annual put window. Stock options and other outstanding redeemable stock are valued at their maximum redemption amount which is equal to their intrinsic value (fair value less exercise price). The following details redeemable noncontrolling interests as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Previous owners of Cadence Network	$—	$38,893
Stock options and other outstanding redeemable stock	6,726	12,916

Total redeemable noncontrolling interests	$6,726	$51,809

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

AVISTA CORPORATION

On January 31, 2012, Ecova acquired LPB Energy Management (LPB), a Dallas, Texas-based energy management company. The cash paid for the acquisition of LPB of $50.6 million was funded by Ecova through $25.0 million of borrowings under its committed credit agreement, a $20.0 million equity infusion from existing shareholders (including Avista Capital and certain other owners of Ecova), and available cash. The acquired assets and assumed liabilities of LPB were recorded at their respective estimated fair values as of the date of acquisition. Assets recorded include the following: accounts receivable of $2.5 million, goodwill of $33.5 million, client backlog of $8.2 million (estimated amortization period of 3 years), client relationships of $4.8 million (estimated amortization period of 10 years) and internal use software of $2.5 million (estimated amortization period of 3 to 4 years). These intangible assets are included in other intangibles, property and investments on the Condensed Consolidated Balance Sheet. Final purchase accounting is pending the completion of further review of the fair market values of relevant assets and liabilities identified as of the acquisition date. The results of operations of LPB are included in the condensed consolidated financial statements beginning February 1, 2012. The sellers of LPB have the potential to receive additional purchase price payments of $0.5 million in 2012, $1.0 million in 2013 and $1.5 million in 2014. These payments are contingent upon reaching certain revenue thresholds for certain customer contracts. As of September 30, 2012, Ecova has recorded a contingent liability of $0.4 million based on management’s assessment of the probability of the revenue thresholds being achieved.

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

The following table presents the underlying energy commodity derivative volumes as of September 30, 2012 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
Year	MWH	MWH	mmBTUs	mmBTUs	MWH	MWH	mmBTUs	mmBTUs
2012	766	711	8,726	30,181	126	488	2,642	29,878
2013	594	2,237	14,816	79,548	309	2,446	4,432	63,423
2014	397	620	6,316	51,359	409	1,697	1,786	29,587
2015	379	614	3,390	19,205	286	614	—	17,325
2016	366	—	1,365	455	287	—	—	—
Thereafter	949	—	—	—	730	—	—	—

Interest Rate Swap Agreements

Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances. The following table summarizes the interest rate swaps that the Company has entered into as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Number of contracts	—	3
Notional amount	—	$75,000
Mandatory cash settlement date	—	July 2012
Number of contracts	2	2
Notional amount	$85,000	$85,000
Mandatory cash settlement date	June 2013	June 2013
Number of contracts	2	—
Notional amount	$50,000	—
Mandatory cash settlement date	October 2014	—
Number of contracts	1	—
Notional amount	$25,000	—
Mandatory cash settlement date	October 2015	—

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

AVISTA CORPORATION

Foreign Currency Exchange Contracts

A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within sixty days with U.S. dollars. Avista Utilities economically hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Number of contracts	30	28
Notional amount (in United States dollars)	$6,578	$7,033
Notional amount (in Canadian dollars)	$6,469	$7,192

Derivative Instruments Summary

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2012 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Asset	Liability	Collateral Netting	Net Asset (Liability)
Foreign currency contracts	Other current liabilities	$—	$(30)	$—	$(30)
Interest rate contracts	Other current liabilities	—	(3,827)	—	(3,827)
Interest rate contracts	Other intangibles, property and investments - net	5,069	—	—	5,069
Commodity contracts	Current utility energy commodity derivative assets	1,857	(179)	—	1,678
Commodity contracts	Non-current utility energy commodity derivative assets	1,709	(636)	—	1,073
Commodity contracts	Current utility energy commodity derivative liabilities	46,879	(89,805)	7,138	(35,788)
Commodity contracts	Other non-current liabilities and deferred credits	26,616	(57,800)	2,336	(28,848)

Total derivative instruments recorded on the balance sheet		$82,130	$(152,277)	$9,474	$(60,673)

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

Exposure to Demands for Collateral

The Company’s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company’s credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company’s credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements. As of September 30, 2012, the Company had cash deposited as collateral of $15.0 million and letters of credit of $19.3 million outstanding related to its energy derivative contracts. The Consolidated Balance Sheet at September 30, 2012 reflects the offsetting of $9.5 million of cash collateral against net derivative positions where a legal right of offset exists.

AVISTA CORPORATION

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2012 was $115.8 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, the Company could be required to post $32.5 million of additional collateral to its counterparties.

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

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $26 million in cash to the pension plan in 2011. The Company contributed $44 million in cash to the pension plan in 2012 (with no further contributions planned for the remainder of 2012).

AVISTA CORPORATION

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2012	2011	2012	2011
Three months ended September 30:
Service cost	$3,891	$3,303	$689	$433
Interest cost	6,084	6,017	1,256	1,005
Expected return on plan assets	(5,950)	(5,775)	(375)	(400)
Transition obligation recognition	—	—	125	125
Amortization of prior service cost	75	125	(37)	(37)
Net loss recognition	3,019	2,506	1,250	960

Net periodic benefit cost	$7,119	$6,176	$2,908	$2,086

Nine months ended September 30:
Service cost	$11,573	$9,548	$2,067	$1,299
Interest cost	18,277	18,143	3,793	3,015
Expected return on plan assets	(17,900)	(17,141)	(1,125)	(1,200)
Transition obligation recognition	—	—	375	375
Amortization of prior service cost	225	369	(111)	(111)
Net loss recognition	8,797	6,909	3,814	2,634

Net periodic benefit cost	$20,972	$17,828	$8,813	$6,012

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

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2012, the Company was in compliance with this covenant.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Balance outstanding at end of period	$82,000	$61,000
Letters of credit outstanding at end of period	$26,815	$29,030
Average interest rate at end of period	1.08%	1.12%

Ecova

In July 2012, Ecova entered into a new $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement and has an expiration date of July 2017. The credit agreement is secured by substantially all of Ecova’s assets. Balances outstanding and interest rates of borrowings under Ecova’s credit agreements were as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Balance outstanding at end of period	$58,000	$35,000
Average interest rate at end of period	2.49%	2.38%

As of September 30, 2012, borrowings under Ecova’s committed line of credit were classified as long-term.

NOTE 8. LONG-TERM DEBT

The following details long-term debt outstanding as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Year	Description	Interest Rate	September 30, 2012	December 31, 2011
2012	Secured Medium-Term Notes	7.37%	$—	$7,000
2013	First Mortgage Bonds	1.68%	50,000	50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000

	Total secured long-term debt		1,256,700	1,263,700
2023	Unsecured Pollution Control Bonds	6.00%	—	4,100
	Other long-term debt and capital leases		5,192	5,455
	Settled interest rate swaps		(28,252)	(10,629)
	Unamortized debt discount		(1,501)	(1,626)

	Total		1,232,139	1,261,000
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(392)	(7,474)

	Total long-term debt		$1,148,047	$1,169,826

(1)	In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

(2)	In December 2010, $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds, (Avista Corporation Colstrip Project) due 2034, which had been held by Avista Corp. since 2009, were refunded by a new bond issue (Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, the bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.’s Condensed Consolidated Balance Sheet.

In June 2012, Avista Corp. entered into a bond purchase agreement with certain institutional investors in the private placement market for the purpose of issuing $80.0 million of 4.23 percent First Mortgage Bonds due in 2047. The new First Mortgage Bonds will be issued under and in accordance with the Mortgage and Deed of Trust, dated as of June 1, 1939, from the Company to Citibank, N.A., trustee, as amended and supplemented by various supplemental indentures and other instruments. Issuance of the bonds will occur at closing in November 2012. Net total proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under the Company’s $400.0 million committed line of credit and for general corporate purposes.

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,164,223	$962,100	$1,135,536
Long-term debt (Level 3)	222,000	245,995	222,000	234,226
Nonrecourse long-term debt (Level 3)	36,319	39,336	46,471	51,974
Long-term debt to affiliated trusts (Level 3)	51,547	43,686	51,547	43,810

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2012
Assets:
Energy commodity derivatives	$—	$76,695	$—	$(73,944)	$2,751
Level 3 energy commodity derivatives:
Power exchange agreements	—	—	366	(366)	—
Interest rate swaps	—	5,069	—	—	5,069
Investments and funds held for clients:
Cash and cash equivalents	31,874	—	—	—	31,874
Securities available for sale:
U.S. government agency	—	63,458	—	—	63,458
Municipal	—	5,182	—	—	5,182
Corporate fixed income – financial	—	6,634	—	—	6,634
Corporate fixed income – industrial	—	4,999	—	—	4,999
Corporate fixed income – utility	—	1,068	—	—	1,068
Certificate of deposits	—	1,011	—	—	1,011
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,148	—	—	—	2,148
Equity securities (2)	5,814	—	—	—	5,814

Total	$41,436	$164,116	$366	$(74,310)	$131,608

Liabilities:
Energy commodity derivatives	$—	$125,488	$—	$(83,418)	$42,070
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	3,105	—	3,105
Power exchange agreements	—	—	18,242	(366)	17,876
Power option agreements	—	—	1,585	—	1,585
Interest rate swaps	—	3,827	—	—	3,827
Foreign currency derivatives	—	30	—	—	30

Total	$—	$129,345	$22,932	$(83,784)	$68,493

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2011
Assets:
Energy commodity derivatives	$—	$80,571	$—	$(79,247)	$1,324
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	956	(956)	—
Power exchange agreements	—	—	4,674	(4,674)	—
Foreign currency derivatives	—	32	—	—	32
Investments and funds held for clients:
Cash and cash equivalents	21,957	—	—	—	21,957
Securities available for sale:
U.S. government agency	—	74,893	—	—	74,893
Municipal	—	425	—	—	425
Corporate fixed income – financial	—	11,154	—	—	11,154
Corporate fixed income – industrial	—	6,518	—	—	6,518
Corporate fixed income – utility	—	2,092	—	—	2,092
Certificate of deposits	—	1,497	—	—	1,497
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,116	—	—	—	2,116
Equity securities (2)	5,252	—	—	—	5,252

Total	$30,925	$177,182	$5,630	$(84,877)	$128,860

Liabilities:
Energy commodity derivatives	$—	$177,743	$—	$(79,247)	$98,496
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	2,644	(956)	1,688
Power exchange agreements	—	—	14,584	(4,674)	9,910
Power option agreements	—	—	1,260	—	1,260
Interest rate swaps	—	18,895	—	—	18,895

Total	$—	$196,638	$18,488	$(84,877)	$130,249

(1)	The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.
(2)	These assets are trading securities and are included in other intangibles, property and investments-net on the Condensed Consolidated Balance Sheets.

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.9 million as of September 30, 2012 and $1.3 million as of December 31, 2011.

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

For power commodity option agreements, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges, 2) estimated delivery volumes for years beyond 2012, and 3) volatility rates for periods beyond October 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2012 (dollars in thousands):

	Fair Value (Net) at September 30, 2012	Valuation Technique	Unobservable Input	Range
Power exchange agreements	$(17,876)	Surrogate facility pricing	O&M charges	$30.49 - $53.82/MWh (1)
			Escalation factor	5% - 2012 to 2015
3% - 2016 to 2019
			Transaction volumes	361,630 - 379,156 MWhs

Power option agreements	(1,585)	Black-Scholes-Merton	Strike price	$41.84/MWh - 2012
$78.21/MWh - 2019
			Delivery volumes	157,517 - 287,147 MWhs
			Volatility rates	0.20 (2)

Natural gas exchange agreements	(3,105)	Internally derived weighted average cost of gas	Forward purchase prices	$3.53 - $3.69/mmBTU
			Forward sales prices	$3.70 - $4.65/mmBTU
			Purchase volumes	135,000 - 465,000 mmBTUs
			Sales volumes	140,010 - 310,000 mmBTUs

(1)	The average O&M charges for 2012 were $40.87 per MWh.
(2)	The estimated volatility rate of 0.20 is compared to actual known volatility rates of 0.34 for 2012 to 0.24 in October 2015.

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

The following table presents activity for net energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Natural Gas Exchange Agreements	Power Exchange Agreements	Power Option Agreements	Total

Three months ended September 30, 2012:
Balance as of July 1, 2012	$(2,727)	$(10,438)	$(1,756)	$(14,921)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(377)	(7,438)	171	(7,644)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1)	—	—	(1)
Transfers to other categories	—	—	—	—

Ending balance as of September 30, 2012	$(3,105)	$(17,876)	$(1,585)	$(22,566)

Nine months ended September 30, 2012:
Balance as of January 1, 2012	$(1,688)	$(9,910)	$(1,260)	$(12,858)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(364)	(12,216)	(325)	(12,905)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1,053)	4,250	—	3,197
Transfers to other categories	—	—	—	—

Ending balance as of September 30, 2012	$(3,105)	$(17,876)	$(1,585)	$(22,566)

Three months ended September 30, 2011:
Balance as of July 1, 2011	$(4,404)	$13,058	$(1,309)	$7,345
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	2,138	(8,962)	(281)	(7,105)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers to other categories	—	—	—	—

Ending balance as of September 30, 2011	$(2,266)	$4,096	$(1,590)	$240

Nine months ended September 30, 2011:
Balance as of January 1, 2011	$—	$15,793	$(2,334)	$13,459
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	2,138	(13,642)	744	(10,760)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	1,945	—	1,945
Transfers to other categories	(4,404)	—	—	(4,404)

Ending balance as of September 30, 2011	$(2,266)	$4,096	$(1,590)	$240

(1)	The WUTC and the IPUC issued accounting orders authorizing Avista Utilities to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Utilities to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases.

AVISTA CORPORATION

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Avista Corporation	$5,786	$10,702	$62,352	$75,621
Noncontrolling earnings adjustment for dilutive securities	(16)	(170)	(25)	(340)

Adjusted net income attributable to Avista Corporation for computation of diluted earnings per common share	$5,770	$10,532	$62,327	$75,281

Denominator:
Weighted-average number of common shares outstanding-basic	59,047	58,057	58,778	57,731
Effect of dilutive securities:
Performance and restricted stock awards	71	131	234	149
Stock options	5	44	14	54

Weighted-average number of common shares outstanding-diluted	59,123	58,232	59,026	57,934

Earnings per common share attributable to Avista Corporation:
Basic	$0.10	$0.18	$1.06	$1.31

Diluted	$0.10	$0.18	$1.06	$1.30

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

Federal Energy Regulatory Commission Inquiry

In April 2004, the Federal Energy Regulatory Commission (FERC) approved the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC’s Trial Staff which stated that there was: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy during 2000 and 2001; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) no finding that Avista Utilities or Avista Energy withheld relevant information from the FERC’s inquiry into the western energy markets for 2000 and 2001 (Trading Investigation). The Attorney General of the State of California (California AG), the California Electricity Oversight Board, and the City of Tacoma, Washington (City of Tacoma) challenged the FERC’s decisions approving the Agreement in Resolution, which are now pending before the United States Court of Appeals for the Ninth Circuit (Ninth Circuit).

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

The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In July 2011, the FERC accepted the preparatory rerun compliance filings by the CalPX and CalISO, and responded to the CalPX request for guidance on issues related to completing the final determination of “who owes what to whom.” The FERC directed both the CalISO and the CalPX to prepare and submit to the FERC their final refund rerun compliance filings. The FERC’s order also directs the CalPX to pay past due principal amounts to governmental entities. In February 2012, the FERC denied the challenges made to the July 2011 order by the California AG, the CPUC, PG&E and SCE. As of September 30, 2012, Avista Energy’s accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.

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

In September 2005, the Ninth Circuit held that the FERC did not have the authority to order refunds for sales made by municipal utilities in the California refund proceeding. In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. In an order issued in May 2011, the FERC clarified the issues set for hearing for the period May 1, 2000 – October 1, 2000 (Summer Period): (1) which market practices and behaviors constitute a violation of the then-current CalISO, CalPX, and individual seller’s tariffs and FERC orders; (2) whether any of the sellers named as respondents in this proceeding engaged in those tariff violations; and (3) whether any such tariff violations affected the market clearing price. The FERC reiterated that the California Parties are expected to be very specific when presenting their arguments and evidence, and that general claims would not suffice. The FERC also gave the California Parties an opportunity to show that exchange transactions with the CalISO during the Refund Period were not just and reasonable. Avista Energy has one exchange transaction with the CalISO. The California AG, the CPUC, PG&E and SCE filed for rehearing of the FERC’s May 2011 order, arguing that it improperly denies them a market-wide remedy for the pre-refund period. That request for rehearing was denied in an order issued by FERC on November 2, 2012. The California AG, the CPUC, PG&E and SCE also filed a petition for review of the May 2011 order with the Ninth Circuit. A FERC hearing commenced on April 11, 2012 and concluded on July 19, 2012. Post-hearing briefs were filed September 28, 2012, and reply briefs are due December 4, 2012. The initial decision is to be issued no later than February 15, 2013. On August 27, 2012, the Presiding Administrative Law Judge issued a partial initial decision granting Avista Utilities’ motion for summary disposition, based on the stipulation by the California Parties that there are no allegations of tariff violations made against Avista Utilities in this proceeding and therefore no tariff violations by Avista Utilities that affected the market clearing price in any hour during the Summer Period. The California Parties filed a brief on exceptions on September 26, 2012, and Avista Utilities filed a brief opposing exceptions on October 16, 2012. On November 2, 2012, FERC issued an order affirming the partial initial decision and dismissing Avista Utilities from the proceeding, thereby terminating all claims against Avista Utilities for the Summer Period. In the same order, FERC also held that a market-wide remedy would not be appropriate with regard to any respondent during the Summer Period. FERC stated that it is clear that the Ninth Circuit did not mandate a specific remedy on remand and, instead, left it to the FERC’s discretion to determine which remedy would be appropriate.

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

On October 3, 2011, the FERC issued an Order on Remand, finding that, in light of the Ninth Circuit’s remand order, additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest spot market during the period from December 25, 2000 through June 20, 2001. The Order establishes an evidentiary, trial-type hearing before an Administrative Law Judge (ALJ), and reopens the record to permit parties to present evidence of unlawful market activity during the relevant period. The Order also allows participants to supplement the record with additional evidence on CERS transactions in the Pacific Northwest spot market from January 18, 2001 to June 20, 2001. The Order states that parties seeking refunds must submit evidence demonstrating that specific unlawful market activity occurred, and must demonstrate that such activity directly affected negotiations with respect to the specific contract rate about which they complain. Simply alleging a general link between the dysfunctional spot market in California and the Pacific Northwest spot market will not be sufficient to establish a causal connection between a particular seller’s alleged unlawful activities and the specific contract negotiations at issue. Claimants filed notice of their claims on August 17, 2012, and they filed their direct testimony on September 21, 2012. Respondents’ answering testimony is due November 28, 2012; staff’s answering testimony is due January 15, 2013; and respondents’ cross-answering testimony is due February 13, 2013. Claimants’ rebuttal testimony is due March 8, 2013. The hearing is scheduled to begin on April 15, 2013. On July 11, 2012, Avista Energy and Avista Utilities filed settlements of all issues in this docket with regard to the claims made by the City of Tacoma. On September 21, 2012, and September 26, 2012, the FERC issued orders approving the settlements between the City of Tacoma and Avista Utilities and Avista Energy, respectively, thus terminating those claims. The two remaining direct claimants against Avista Utilities and Avista Energy in this proceeding are the City of Seattle, Washington, and the California Attorney General (on behalf of CERS).

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

Colstrip Generating Project Complaint

In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs allege that the holding ponds and remediation activities have adversely impacted their property. They allege contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also seek punitive damages, attorney’s fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. In October 2011, the court issued an order, which enforces the settlement agreement. The plaintiffs have subsequently appealed the court’s decision and in September 2012 the Montana Supreme Court heard arguments on the appeal, and a decision is pending. Under the settlement, Avista Corp.’s portion of payment (which was accrued in 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows. Although the final resolution of this complaint remains uncertain, based on information currently known to the Company’s management, the Company does not expect this complaint will have a material effect on its financial condition, results of operations or cash flows.

Sierra Club and Montana Environmental Information Center Notice

On July 30, 2012, Avista Corp. received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC), an Amended Notice was received on September 4, 2012, and a Second Amended Notice was received on October 1, 2012. The Notice, Amended Notice, and Second Amended Notice were all addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: PPL Montana, Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp. The Notice alleges certain violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements. The Amended Notice alleges additional opacity violations at Colstrip, and the Second Amended Notice alleges additional Title V allegations. All three notices state that Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club’s and MEIC’s costs of litigation and attorney’s fees. Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date. Avista Corp. is evaluating the allegations set forth in the Notice, Amended Notice and Second Amended Notice, and cannot at this time predict the outcome of this matter.

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

As part of the Settlement Agreement with the Washington Department of Ecology (DOE), the Company has participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, the DOE filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company’s level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company submitted a draft Water Quality Attainment Plan for Dissolved Oxygen to the DOE in May 2012 and this was approved by the DOE in September 2012. This has now been submitted to the FERC for their approval. It is not possible to provide cost estimates at this time because the mitigation measures have not been fully approved by the FERC. However, management believes any potential costs would not be material. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA’s approval of the TMDL. The Company, the City of Coeur d’Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal. In September 2011, the EPA issued a stay to the litigation that will be in effect until either the permits are issued and all appeals and challenges are complete or the court lifts the stay. The EPA and the Idaho Department of Environmental Quality (Idaho DEQ) are preparing draft National Pollutant Discharge Elimination System permits and the 401 Water Quality Certifications for the Idaho dischargers, respectively, which once issued will be released for a 30-day public comment period.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Ecova	Other	Total Non- Utility	Intersegment Eliminations (1)	Total

For the three months ended September 30, 2012:
Operating revenues	$292,535	$38,617	$9,930	$48,547	$(450)	$340,632
Resource costs	153,801	—	—	—	—	153,801
Other operating expenses	64,449	33,868	9,229	43,097	(450)	107,096
Depreciation and amortization	28,255	3,260	131	3,391	—	31,646
Income from operations	27,940	1,489	570	2,059	—	29,999
Interest expense (2)	18,001	530	824	1,354	(91)	19,264
Income taxes	2,590	495	(1,477)	(982)	—	1,608
Net income attributable to Avista Corporation	7,660	640	(2,514)	(1,874)	—	5,786
Capital expenditures	57,964	1,023	619	1,642	—	59,606
For the three months ended September 30, 2011:
Operating revenues	$302,001	$32,228	$9,931	$42,159	$(450)	$343,710
Resource costs	171,393	—	—	—	—	171,393
Other operating expenses	60,579	23,790	8,386	32,176	(450)	92,305
Depreciation and amortization	26,341	1,784	180	1,964	—	28,305
Income from operations	26,859	6,654	1,365	8,019	—	34,878
Interest expense (2)	17,639	71	1,150	1,221	(5)	18,855
Income taxes	1,546	2,416	(245)	2,171	—	3,717
Net income attributable to Avista Corporation	7,582	3,467	(347)	3,120	—	10,702
Capital expenditures	69,716	897	233	1,130	—	70,846
For the nine months ended September 30, 2012:
Operating revenues	$992,210	$115,707	$29,907	$145,614	$(1,350)	$1,136,474
Resource costs	500,805	—	—	—	—	500,805
Other operating expenses	191,407	104,392	27,285	131,677	(1,350)	321,734
Depreciation and amortization	83,327	9,455	511	9,966	—	93,293
Income from operations	153,049	1,860	2,111	3,971	—	157,020
Interest expense (2)	54,148	1,301	2,691	3,992	(274)	57,866
Income taxes	34,425	918	(2,237)	(1,319)	—	33,106
Net income attributable to Avista Corporation	65,157	962	(3,767)	(2,805)	—	62,352
Capital expenditures	178,440	3,248	660	3,908	—	182,348
For the nine months ended September 30, 2011:
Operating revenues	$1,060,571	$91,207	$30,425	$121,632	$(1,350)	$1,180,853
Resource costs	575,290	—	—	—	—	575,290
Other operating expenses	188,961	72,220	24,711	96,931	(1,350)	284,542
Depreciation and amortization	78,600	5,086	587	5,673	—	84,273
Income from operations	156,199	13,901	5,127	19,028	—	175,227
Interest expense (2)	52,134	206	3,912	4,118	(382)	55,870
Income taxes	35,857	5,005	75	5,080	—	40,937
Net income attributable to Avista Corporation	68,733	7,016	(128)	6,888	—	75,621
Capital expenditures	169,598	2,173	557	2,730	—	172,328
Total Assets:
As of September 30, 2012	$3,732,530	$357,457	$100,269	$457,726	$—	$4,190,256
As of December 31, 2011	$3,809,446	$292,940	$112,145	$405,085	$—	$4,214,531

(1)	Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

NOTE 13. SUBSEQUENT EVENTS

On October 22, 2012, the Company announced a voluntary severance incentive program. The Company has concluded that in order to achieve necessary long-term, Company-wide savings, it must undergo a reduction in its total workforce to reduce employment and related costs.

In general, all employees of Avista Corp. (not including any of its subsidiaries) who are not covered by a collective bargaining agreement are eligible to participate in the program. Employees who elect to participate in the program will be terminated only upon approval by the Company’s management.

Each participant in the program will be entitled to receive severance pay determined based on the participant’s years of service and base pay as of December 31, 2012. In no event will the severance pay under the program exceed 78 weeks of a participant’s base pay. Severance pay will be distributed in a single lump sum cash payment to each participant as soon as administratively practicable after December 31, 2012 and in no event later than February 1, 2013.

All terminations under the voluntary severance incentive program are expected to be completed by December 31, 2012. The severance costs under this plan will be expensed in the fourth quarter of 2012 upon acceptance and cannot be reasonably estimated at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avista Corporation

Spokane, Washington

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income and of comprehensive income, for the three-month and nine-month periods ended September 30, 2012 and 2011, and of equity and redeemable noncontrolling interests, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2012

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

•

Ecova – an indirect subsidiary of Avista Corp. (79.0 percent owned as of September 30, 2012) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova’s primary product lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

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

The following table presents net income (loss) attributable to Avista Corp. for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Avista Utilities	$7,660	$7,582	$65,157	$68,733
Ecova	640	3,467	962	7,016
Other	(2,514)	(347)	(3,767)	(128)

Net income attributable to Avista Corporation	$5,786	$10,702	$62,352	$75,621

Executive Level Summary

Overall

Net income attributable to Avista Corporation was $5.8 million for the three months ended September 30, 2012, a decrease from $10.7 million for the three months ended September 30, 2011. This was primarily due to a decrease in earnings at our unregulated subsidiaries (Ecova and Other). Net income at other subsidiaries decreased due to an impairment loss of $2.4 million pre-tax ($1.5 million after-tax) related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company. Net income at Ecova decreased due in part to an increase in other operating expenses and depreciation and amortization related to intangibles recorded in connection with the acquisitions of Prenova and LPB. Additionally, organic growth in Ecova’s expense and data management services was slower than expected and there was delayed implementation (transitioning of customers onto Ecova’s systems) of new customers in Ecova’s energy management services, which did not offset the increased costs as expected.

These losses in net income were partially offset by a slight increase at Avista Utilities primarily due to warmer weather during the third quarter that increased retail electric cooling loads and the implementation of general rate increases, offset by an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes.

Net income attributable to Avista Corporation was $62.4 million for the nine months ended September 30, 2012, a decrease from $75.6 million for the nine months ended September 30, 2011. This was due to a decrease in earnings at Avista Utilities (primarily due to reduced retail loads during the first half of the year and an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes, partially offset by the implementation of general rate increases). Net income at Ecova decreased due in part to increased costs associated with completing and integrating the acquisitions of Prenova and LPB, as well as an increase in depreciation and amortization. Additionally, revenue growth for the expense and data management services and energy management services at Ecova was not as high as expected and did not offset the increased costs. Other businesses incurred a net loss largely due to an impairment loss of $2.4 million pre-tax ($1.5 million after-tax) recognized during the third quarter of 2012.

AVISTA CORPORATION

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

In our utility operations, we regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. General rate increases went into effect in Idaho on October 1, 2011, in Washington on January 1, 2012, and in Oregon effective March 15, 2011, June 1, 2011 and June 1, 2012. On April 2, 2012 we filed electric and natural gas general rate increase requests in Washington and on October 11, 2012 we filed electric and natural gas general rate increase requests in Idaho. On October 19, 2012, we entered into a settlement agreement in our Washington general rate cases that, if approved by the WUTC, would provide for electric and natural gas rate increases effective January 1, 2013 and January 1, 2014.

Our utility net income was $7.7 million for the three months ended September 30, 2012, an increase from $7.6 million for the three months ended September 30, 2011. The slight increase in utility earnings was primarily due to an increase in gross margin (operating revenues less resource costs) which was partially offset by increases in other operating expenses, depreciation and amortization, taxes other than income taxes, and interest expense. The increase in gross margin was primarily due to warmer weather that increased retail electric cooling loads, but was offset by reduced natural gas heating loads. Gross margin also benefited from general rate increases. Cooling degree days at Spokane were 37 percent above historical average for the third quarter of 2012 and were also 25 percent above the third quarter of 2011 which led to increased cooling loads. Other operating expenses increased for the third quarter of 2012 as compared to the third quarter of 2011 primarily due to increased pensions and other postretirement benefits, salaries, and general maintenance, partially offset by decreased outside service costs.

Our utility net income was $65.2 million for the nine months ended September 30, 2012, a decrease from $68.7 million for the nine months ended September 30, 2011. The decrease in utility earnings was primarily due to increases in other operating expenses, depreciation and amortization, taxes other than income taxes, and interest expense, partially offset by an increase in gross margin. The increase in gross margin was primarily due to warmer weather during the third quarter that increased retail electric cooling loads and general rate increases. This was partially offset by warmer weather during the heating season (primarily the first quarter) that reduced retail electric and natural gas loads. In addition, gross margin growth was limited in part by the continued weak economy and lower usage at certain industrial customers. Cooling degree days at Spokane were 24 percent above historical average for the first nine months of 2012 and were also 26 percent above the comparable period of 2011. Heating degree days at Spokane were close to historical average for the first nine months of 2012, but decreased 9 percent as compared to the first nine months of 2011. Other operating expenses increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to increased pensions and other postretirement benefits, salaries, and general maintenance, partially offset by decreased electric maintenance costs (which included the regulatory deferral of $5.4 million of maintenance costs) and outside service costs.

We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $178.4 million for the nine months ended September 30, 2012. We expect utility capital expenditures to be about $250 million for the full year of 2012. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Avista Utilities Capital Expenditures”).

On October 22, 2012, we announced a voluntary severance incentive program to achieve Company-wide long-term saving of employment and related costs. All terminations under the voluntary severance incentive program are expected to be completed by December 31, 2012. The severance costs under this plan will be expensed in the fourth quarter of 2012 and cash payments will be made after December 31, 2012, but no later than February 1, 2013. The impact of this program cannot be reasonably estimated at this time.

Ecova

Ecova had net income attributable to Avista Corporation of $0.6 million for the three months ended September 30, 2012, a decrease from $3.5 million for the three months ended September 30, 2011. This decrease was due in part to increased operating expenses associated with the acquisitions of Prenova and LPB, as well as an increase of $1.5 million in depreciation and amortization due to intangibles recorded in connection with the acquisitions. In addition, Ecova’s revenue growth in the expense and data management services was slower than expected and there was delayed implementation of new customers in Ecova’s energy management services, which did not offset the increased costs as expected.

AVISTA CORPORATION

Ecova had net income attributable to Avista Corporation of $1.0 million for the nine months ended September 30, 2012, a decrease from $7.0 million for the nine months ended September 30, 2011. Operating expenses increased due to the acquisitions of Prenova and LPB and depreciation and amortization increased $4.4 million due to intangibles recorded in connection with the acquisitions. In addition, Ecova’s revenue growth in the expense and data management services was slower than expected and there was delayed implementation of new customers in Ecova’s energy management services, which did not offset the increased costs as expected. This decrease was also due in part to $1.5 million in costs of completing the acquisitions and integrating Prenova and LPB during the first quarter of 2012.

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

While these acquisitions have grown the overall cost structure for Ecova for the three and nine months ended September 30, 2012, they have also increased both operating revenues and Ecova’s market share and will allow Ecova to offer its clients a broader range of services leading to potential future earnings growth once the acquisitions are fully integrated into Ecova’s operations.

The acquisition of Cadence Network in July 2008 was funded with the issuance of Ecova common stock. Under the transaction agreement, the previous owners of Cadence Network had a right to have their shares of Ecova common stock redeemed by Ecova during July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012 and were reclassified to equity.

The value of the remaining redeemable noncontrolling interests associated with stock options and other outstanding redeemable stock at September 30, 2012 decreased from $12.9 million at December 31, 2011 to $6.7 million. Options are valued at their maximum redemption amount which is equal to their intrinsic value (fair value less exercise price). During 2012, the estimated fair value of Ecova common stock has decreased such that it is closer to the exercise price of the options which reduces the overall value of the redeemable noncontrolling interests.

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

Other Businesses

The net loss for these operations was $2.5 million for the three months ended September 30, 2012 compared to a net loss of $0.3 million for the three months ended September 30, 2011. The net loss for these operations was $3.8 million for the nine months ended September 30, 2012 compared to a net loss of $0.1 million for the nine months ended September 30, 2011. The decline in results was primarily due to an impairment loss of $2.4 million pre-tax ($1.5 million after-tax) incurred during the third quarter of 2012 related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company. Also, there were increased litigation costs for the remaining contracts and previous operations of Avista Energy.

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

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. As of September 30, 2012, there were $82.0 million of cash borrowings and $26.8 million in letters of credit outstanding. As of September 30, 2012, we had $291.2 million of available liquidity under this line of credit.

AVISTA CORPORATION

In July 2012, Ecova entered into a new five-year $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement. As of September 30, 2012, Ecova had $58.0 million of borrowings outstanding under its committed line of credit agreement.

In June 2012, we entered into a bond purchase agreement with certain institutional investors in the private placement market for the purpose of issuing $80.0 million of 4.23 percent First Mortgage Bonds due in 2047. Issuance of the bonds will occur at closing in November 2012. Net total proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under our $400.0 million committed line of credit and for general corporate purposes.

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

In August 2012, we entered into two sales agency agreements under which we will sell shares of our common stock from time to time. In the third quarter of 2012, we sold 0.9 million shares for a total of $23.7 million (net of issuance costs). As of September 30, 2012, we had 1.8 million shares available to be issued under these agreements.

For the nine months ended September 30, 2012 we have issued $28.7 million (net of issuance costs) of common stock, including $23.7 million (net of issuance costs) under sales agency agreements. We do not expect to issue any further common stock under sales agency agreements during 2012. For 2013, we expect to issue up to $50 million of common stock in order to maintain our capital structure at an appropriate level for our business. After considering the issuances of long-term debt and common stock during 2012, we expect net cash flows from operating activities, together with cash available under our $400.0 million committed line of credit agreement, to provide adequate resources to fund:

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

With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington in May 2011 (which was settled with new rates effective January 1, 2012) and in Idaho in July 2011 (which was settled with new rates effective October 1, 2011). We filed general rate cases in Washington in April 2012 and Idaho in October 2012.

Washington General Rate Cases

In December 2011, the Washington Utilities and Transportation Commission (WUTC) approved a settlement agreement in our electric and natural gas general rate cases filed in May 2011. As agreed to in the settlement agreement, base electric rates for our Washington customers increased by an average of 4.6 percent, which was designed to increase annual revenues by $20.0 million. Base natural gas rates for our Washington customers increased by an average of 2.4 percent, which was designed to increase annual revenues by $3.75 million. The new electric and natural gas rates became effective on January 1, 2012. No capital structure ratios or cost of capital components were specified in the settlement agreement.

AVISTA CORPORATION

The settlement agreement provided for the deferral of certain generation plant maintenance costs. In order to address the variability in year-to-year maintenance costs, beginning in 2011, we deferred certain changes in maintenance costs related to our Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. For 2011 and 2012 the Company will compare actual, non-fuel, maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates, and defer the difference. This deferral was to occur annually, with no carrying charge, with deferred costs being amortized over a four-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases would be the actual maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Washington were a regulatory asset of $3.3 million as of September 30, 2012 compared to a regulatory liability of $0.5 million as of December 31, 2011. As part of the settlement agreement in October 2012 to our latest general rate case discussed in further detail below, the parties have agreed that the maintenance cost deferral mechanism on these generation plants would terminate on December 31, 2012, with the four-year amortization of the 2011 and 2012 deferrals to conclude in 2015 and 2016, respectively.

On October 19, 2012 Avista Corp. and certain other parties in the Company’s electric and natural gas rate case filings filed a settlement agreement with the WUTC that, if approved by the WUTC, would conclude the general rate requests filed on April 2, 2012. New rates would take effect on January 1, 2013 and January 1, 2014. The WUTC approved a settlement procedural schedule for hearings that provides the WUTC with the opportunity to address the settlement prior to the settlement’s proposed implementation date of January 1, 2013. The parties’ request to approve the settlement is not binding on the WUTC. Parties to the settlement agreement include the staff of the WUTC, Northwest Industrial Gas Users, Industrial Customers of Northwest Utilities and The Energy Project, a low-income customer advocacy group. The Public Counsel Section of the Washington Office of the Attorney General and the Northwest Energy Coalition did not join in the settlement agreement.

The settlement proposes that, effective January 1, 2013, we would increase base rates for our Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $13.6 million), and for our Washington natural gas customers by an overall 3.6 percent (designed to increase annual revenues by $5.3 million). The settling parties agree that a one-year credit of $4.4 million would be returned to electric customers from the existing Energy Recovery Mechanism (ERM) deferral balance so the net average electric rate increase impact to our customers in 2013 would be 2.0 percent. The credit to customers from the ERM balance would not impact our earnings.

The settlement also proposes that, effective January 1, 2014, we would increase base rates for our Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $14.0 million), and for our Washington natural gas customers by an overall 0.9 percent (designed to increase annual revenues by $1.4 million). The settling parties agree that a one-year credit of $9.0 million would be returned to electric customers from the then-existing ERM deferral balance, if such funds are available, so the net average electric rate increase impact to our customers effective January 1, 2014 would be 2.0 percent.

The settlement agreement also states that we would not file a general rate case in Washington that would cause an increase in base retail rates before January 1, 2015. We could, however, make a filing prior to January 2015, but new rates resulting from the filing would not take effect prior to January 1, 2015. This does not preclude us from filing annual rate adjustments such as the PGA.

Our original request filed with the WUTC in April 2012 included a base electric rate increase of 9.0 percent to produce $41.0 million in additional electric revenue. The original filing also requested a $10.1 million, or 7.0 percent, increase in natural gas revenues. The electric and natural gas filings reflected a proposed rate of return on rate base of 8.25 percent with a common equity ratio of 48.4 percent and a 10.9 percent return on equity. The settlement agreement provides for an authorized return on equity of 9.8 percent and an equity ratio of 47 percent, resulting in an overall return on rate base of 7.64 percent.

As part of the general rate case, we asked the WUTC to address the delay between the time when costs are incurred and the time when new rates are reviewed and approved by the WUTC and go into effect. This delay is referred to as regulatory lag. We contracted with a consultant to develop an attrition study to determine the annual revenue short-fall related to regulatory lag. We proposed an attrition adjustment in this general rate case filing, based on the attrition study, which was designed to eliminate the annual revenue short-fall related to regulatory lag. Although a specific attrition adjustment was not identified or agreed to in the settlement agreement, the results of the settlement agreement, if approved by the Commission, would represent incremental improvement in addressing regulatory lag, and would provide Avista the opportunity to improve its earned return in Washington in 2013 and 2014, as compared to prior years.

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

AVISTA CORPORATION

The settlement agreement also provides for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, we are deferring certain changes in operation and maintenance costs related to the Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defer the difference from that currently authorized. The deferral will occur annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were a regulatory asset of $1.8 million as of September 30, 2012 compared to a regulatory asset of $0.1 million as of December 31, 2011.

On October 11, 2012, we filed electric and natural gas general rate cases with the IPUC. We have requested an overall increase in electric rates of 4.6 percent and an overall increase in natural gas rates of 7.2 percent. The filings are designed to increase annual electric revenues by $11.4 million and increase annual natural gas revenues by $4.6 million. Our requests are based on a proposed overall rate of return of 8.46 percent, with a common equity ratio of 50 percent and a 10.9 percent return on equity. The IPUC generally has up to 7 months to review the filings and issue a decision.

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

The NWEC was not one of the parties that entered into the settlement agreement in the current Washington general rate case, and continues to advocate for an electric decoupling mechanism. As a part of the settlement agreement, we agreed to not support adoption of electric decoupling in this general rate case, nor would we seek to implement such a mechanism prior to our next general rate case. If the WUTC adopted a decoupling mechanism, this could affect future rates and our results of operations. However, there are many variables that could be incorporated into a decoupling mechanism, and we cannot currently predict the design of the mechanism, if any, the WUTC might ultimately adopt or the effect that any mechanism adopted may have on future rates or our results of operations.

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. Effective October 1, 2011, natural gas rates increased 1.0 percent in Idaho. Effective November 1, 2011, natural gas rates increased 1.0 percent in Washington, while decreasing 0.2 percent in Oregon. In Oregon, we absorb (gain or loss) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $12.1 million as of December 31, 2011.

Effective March 1, 2012, natural gas rates decreased 6.4 percent in Washington and 6.0 percent in Idaho. Effective October 1, 2012, natural gas rates decreased 3.1 percent in Idaho. Effective November 1, 2012, natural gas rates decreased 4.4 percent in Washington and 7.5 percent in Oregon. Total net deferred natural gas costs were a liability of $13.2 million as of September 30, 2012.

As it relates to the Washington PGA, effective November 1, 2012, the WUTC approved Avista Corp.’s and the other natural gas utilities, PGAs on a temporary basis. The WUTC approved the recommendation of the staff of the WUTC that it be allowed more time to evaluate all four natural gas utilities hedging transactions, potential implications of instituting natural gas procurement and hedging guidelines, and potential uniformity as it relates to PGA filings. The timing for such analysis and potential workshops has not been determined.

AVISTA CORPORATION

As it relates to the Oregon PGA, we requested that the PGA be implemented in two steps. The first step implemented on November 1, 2012, is a decrease of 7.5 percent. The second step is an additional decrease of 0.8 percent, effective on January 1, 2013 for the net savings related to our purchase of the Klamath Falls Lateral transmission pipeline.

Power Cost Deferrals and Recovery Mechanisms

The Energy Recovery Mechanism (ERM) is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $19.7 million as of September 30, 2012 compared to $12.9 million as of December 31, 2011. As part of the proposed Washington general rate case settlement filed on October 19, 2012, during 2013 a one-year credit of $4.4 million would be returned to electric customers from the existing ERM deferral balance so the net average electric rate increase impact to customers in 2013 would be 2.0 percent. Additionally, during 2014 a one-year credit of $9.0 million would be returned to electric customers from the then-existing ERM deferral balance, if such funds are available, so the net average electric rate increase impact to customers effective January 1, 2014 would be 2.0 percent. The credits to customers from the ERM balances would not impact our net income.

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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 29, 2012. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by WUTC order. The 2011 ERM deferred power cost transactions were approved by an order from the WUTC in June 2012.

Under the terms of a prior settlement, we were required to make a filing (no sooner than June 2011), to allow all interested parties the opportunity to review the ERM, and make recommendations to the WUTC related to the continuation, modification or elimination of the ERM.

As part of the October 2012 Washington general rate case settlement, the proposed modifications to the ERM deadband and other sharing bands that were included in the original April 2, 2012 general rate case filing were not agreed to and the ERM will continue unchanged. However, the trigger point at which rates will change under the ERM was modified to be $30 million rather than the current 10 percent of base revenues (approximately $45 million) under the mechanism.

AVISTA CORPORATION

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory liability of $4.3 million as of September 30, 2012 compared to $0.7 million as of December 31, 2011.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Utility revenues decreased $9.5 million, after elimination of intracompany revenues of $14.5 million in the third quarter of 2012 and $30.9 million in the third quarter of 2011. Including intracompany revenues, electric revenues decreased $8.4 million and natural gas revenues decreased $17.4 million. Retail electric revenues increased $6.3 million due to an increase in volumes sold primarily caused by warmer weather during the third quarter of 2012 compared to 2011 and also general rate increases. Sales of fuel decreased $18.0 million (reflecting decreased sales of natural gas fuel not used in generation). Wholesale electric revenues increased $4.4 million (primarily due to an increase in volumes sold). Retail natural gas revenues decreased $0.9 million due to a decrease in volumes caused by warmer weather, and wholesale natural gas revenues decreased $16.7 million (due to a decrease in wholesale prices and a decrease in wholesale volumes).

Non-utility revenues increased $6.4 million to $48.5 million primarily as a result of Ecova’s acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.

Utility resource costs decreased $17.6 million, after elimination of intracompany resource costs of $14.5 million in the third quarter of 2012 and $30.9 million in the third quarter of 2011. Including intracompany resource costs, electric resource costs decreased $16.0 million and natural gas resource costs decreased $18.0 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the amortization of deferred power supply costs, partially offset by an increase in purchased power costs. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased due to a decrease in prices and a decrease in volumes.

Utility other operating expenses increased $3.9 million primarily due to increased pensions and other postretirement benefits, salaries, and general maintenance, partially offset by decreased outside service costs.

Utility depreciation and amortization increased $1.9 million driven by additions to utility plant.

Utility taxes other than income taxes increased $1.3 million primarily reflecting higher retail revenue related taxes, as well as increased property taxes.

Non-utility other operating expenses increased $10.9 million primarily due to an increase of $10.1 million for Ecova reflecting increased costs necessary for business growth and the acquisitions of Prenova and LPB. The remaining increase was primarily due to litigation costs for the remaining contracts and previous operations of Avista Energy.

Non-utility depreciation and amortization increased $1.4 million primarily due to the amortization of intangibles recorded in connection with Ecova’s acquisitions of Prenova and LPB.

Interest expense increased $0.4 million primarily due to the issuance of long-term debt in December 2011 that increased the balance of long-term debt outstanding.

Income taxes decreased $2.1 million and our effective tax rate was 21.2 percent for the three months ended September 30, 2012 compared to 24.2 percent for the three months ended September 30, 2011. This decrease in expense was primarily due to a decrease in income before income taxes. The decrease in the effective tax rate was due to adjustments associated with reconciling the 2011 federal income tax return to the amount included in the financial statements for 2011 which decreased income tax expense by $1.5 million for the three months ended September 30, 2012. In the third quarter of 2011, we increased our estimate of pension plan contributions for 2012 (which was tax deductible in the 2011 tax year). This change in our estimate reduced income tax expense through September 30, 2011 by $1.8 million representing the portion of the difference between pension costs recorded in the financial statements and the tax deductible cash contributions allocated to capital expenditures. Without this change in our estimate, our effective tax rate would have been 36.0 percent for the three months ended September 30, 2011.

AVISTA CORPORATION

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Utility revenues decreased $68.4 million, after elimination of intracompany revenues of $54.5 million for the nine months ended September 30, 2012 and $71.7 million for the nine months ended September 30, 2011. Including intracompany revenues, electric revenues decreased $30.7 million and natural gas revenues decreased $54.8 million. Retail electric revenues decreased $0.1 million due to a decrease in volumes sold which was primarily the result of warmer weather during the heating season, and due in part to a weakened economy and lower usage at certain industrial customers. This was mostly offset during the third quarter due to warmer weather (and increased cooling loads), which increased electric use per customer and also general rate increases. Sales of fuel decreased $47.9 million (reflecting lower usage of our thermal generating plants and increased sales of natural gas fuel not used in generation). These decreases in retail electric revenues and sales of fuel were partially offset by an increase in wholesale electric revenues of $16.8 million (due to an increase in volumes, partially offset by a decrease in wholesale prices). Retail natural gas revenues decreased $16.5 million due to a decrease in volumes caused by warmer weather, while wholesale natural gas revenues decreased $37.9 million (due to a decrease in wholesale prices, partially offset by an increase is wholesale volumes).

Non-utility revenues increased $24.0 million to $145.6 million primarily as a result of Ecova’s acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.

Utility resource costs decreased $74.5 million, after elimination of intracompany resource costs of $54.5 million for the nine months ended September 30, 2012 and $71.7 million for the nine months ended September 30, 2011. Including intracompany resource costs, electric resource costs decreased $37.9 million and natural gas resource costs decreased $53.7 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the amortization of deferred power supply costs, partially offset by an increase in fuel costs (due to higher thermal generation) and power purchased. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased due to a decrease in prices, partially offset by an increase in volumes and also an increase in the amortization of deferred natural gas costs.

Utility other operating expenses increased $2.4 million primarily due to increased pensions and other postretirement benefits, salaries, and general maintenance, partially offset by decreased electric maintenance costs (which included the regulatory deferral of $5.4 million of maintenance costs) and outside service costs.

Utility depreciation and amortization increased $4.7 million driven by additions to utility plant.

Utility taxes other than income taxes increased $2.1 million primarily reflecting higher property taxes.

Non-utility other operating expenses increased $34.7 million primarily due to an increase of $32.2 million for Ecova reflecting increased costs necessary for business growth and the acquisitions of Prenova and LPB, including transaction and integration costs of $1.5 million. The remaining increase was primarily due to litigation costs for the remaining contracts and previous operations of Avista Energy.

Non-utility depreciation and amortization increased $4.3 million primarily due to the amortization of intangibles recorded in connection with Ecova’s acquisitions of Prenova and LPB.

Interest expense increased $2.0 million primarily due to the issuance of long-term debt in December 2011 that increased the balance of long-term debt outstanding.

Income taxes decreased $7.8 million and our effective tax rate was 34.6 percent for the nine months ended September 30, 2012 compared to 34.5 percent for the nine months ended September 30, 2011. This decrease in expense was primarily due to a decrease in income before income taxes.

Avista Utilities

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net income for Avista Utilities was $7.7 million for the three months ended September 30, 2012, an increase from $7.6 million for the three months ended September 30, 2011. Avista Utilities’ income from operations was $27.9 million for the three months ended September 30, 2012 compared to $26.9 million for the three months ended September 30, 2011. The increase in net income and income from operations was primarily due to an increase in gross margin (operating revenues less resource costs), offset by an increase in other operating expenses, depreciation and amortization, taxes other than income taxes, and interest expense.

AVISTA CORPORATION

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$240,187	$248,592	$66,850	$84,277	$(14,502)	$(30,868)	$292,535	$302,001
Less: resource costs	118,311	134,277	49,992	67,984	(14,502)	(30,868)	153,801	171,393

Gross margin	$121,876	$114,315	$16,858	$16,293	$—	$—	$138,734	$130,608

Avista Utilities’ operating revenues decreased $9.5 million and resource costs decreased $17.6 million, which resulted in an increase of $8.1 million in gross margin. The gross margin on electric sales increased $7.6 million and the gross margin on natural gas sales increased $0.5 million. The increase in electric gross margin was primarily due to warmer weather that increased retail electric cooling loads. Gross margin on both electric and natural gas also benefited from general rate increases. For the three months ended September 30, 2012, we recognized a benefit of $0.8 million under the ERM in Washington compared to a benefit of $1.0 million for the three months ended September 30, 2011.

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

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2012	2011	2012	2011
Residential	$70,534	$66,437	809	758
Commercial	76,180	73,264	841	825
Industrial	31,994	32,847	555	567
Public street and highway lighting	1,824	1,728	6	6

Total retail	180,532	174,276	2,211	2,156
Wholesale	25,826	21,455	872	752
Sales of fuel	28,385	46,366	—	—
Other	5,444	6,495	—	—

Total	$240,187	$248,592	3,083	2,908

Retail electric revenues increased $6.3 million primarily due to an increase in total MWhs sold (increased revenues $4.5 million) and an increase in revenue per MWh (increased revenues $1.8 million). The increase in MWhs sold was due to an increase in use per customer as a result of warmer weather during the third quarter. Compared to the third quarter of 2011, residential electric use per customer increased 6 percent and commercial use per customer increased 1 percent. Cooling degree days at Spokane were 37 percent above historical average for the third quarter of 2012 and were also 25 percent above the third quarter of 2011. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues increased $4.4 million primarily due to an increase in sales volumes (increased revenues $3.5 million), and partially due to an increase in sales prices (increased revenues $0.9 million). The increase in sales volumes was primarily due to increased wholesale power optimization.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $18.0 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization. In the third quarter of 2012, $4.8 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. In the third quarter of 2011, $14.7 million of these sales were made to our natural gas operations.

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

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2012	2011	2012	2011
Residential	$16,998	$17,353	12,478	12,712
Commercial	10,134	10,506	10,891	10,931
Interruptible	441	458	859	823
Industrial	700	900	946	1,162

Total retail	28,273	29,217	25,174	25,628
Wholesale	35,349	52,001	136,825	149,833
Transportation	1,587	1,473	32,059	31,874
Other	1,641	1,586	14	14

Total	$66,850	$84,277	194,072	207,349

Retail natural gas revenues decreased $0.9 million due to a decrease in volumes (decreased revenues $0.5 million), and due to slightly lower retail rates (decreased revenues $0.4 million). We sold less retail natural gas in the third quarter of 2012 as compared to the third quarter of 2011 primarily due to warmer weather. Compared to the third quarter of 2011, residential natural gas use per customer decreased 3 percent and commercial use per customer decreased 1 percent.

Wholesale natural gas revenues decreased $16.7 million due to a decrease in prices (decreased revenues $13.3 million) and a decrease in volumes (decreased revenues $3.4 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs. We hedge against expected natural gas volumes with forward purchases. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the third quarter of 2012, $9.7 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the third quarter of 2011, $16.1 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2012	2011	2012	2011
Residential	318,413	316,106	285,710	283,381
Commercial	39,892	39,608	33,667	33,406
Interruptible	—	—	41	41
Industrial	1,402	1,387	263	259
Public street and highway lighting	542	456	—	—

Total retail customers	360,249	357,557	319,681	317,087

The following table presents our utility resource costs for the three months ended September 30 (dollars in thousands):

	2012	2011
Electric resource costs:
Power purchased	$48,803	$39,783
Power cost amortizations, net	4,794	10,842
Fuel for generation	27,741	25,156
Other fuel costs	28,430	49,778
Other regulatory amortizations, net	3,754	4,001
Other electric resource costs	4,789	4,717

Total electric resource costs	118,311	134,277

Natural gas resource costs:
Natural gas purchased	52,623	72,580
Natural gas cost amortizations, net	(3,198)	(5,369)
Other regulatory amortizations, net	567	773

Total natural gas resource costs	49,992	67,984

Intracompany resource costs	(14,502)	(30,868)

Total resource costs	$153,801	$171,393

AVISTA CORPORATION

Power purchased increased $9.0 million due to an increase in the volume of power purchases (increased costs $10.4 million), partially offset by a decrease in wholesale prices (decreased costs $1.4 million).

Net amortization of deferred power costs was $4.8 million for the third quarter of 2012 compared to $10.8 million for the third quarter of 2011. During the third quarter of 2012, we recovered (collected as revenue) $0.6 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the third quarter of 2012, actual power supply costs were below the amount included in base retail rates and we deferred $2.9 million in Washington and $1.3 million in Idaho for potential future rebate to customers.

Fuel for generation increased $2.6 million primarily due to an increase in thermal generation offset by a decrease in natural gas fuel prices.

Other fuel costs decreased $21.3 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $20.0 million due to a decrease in the price of natural gas (decreased costs $15.6 million) and a decrease in total therms purchased (decreased costs $4.4 million). Total therms purchased decreased due to a decrease in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net income for Avista Utilities was $65.2 million for the nine months ended September 30, 2012, a decrease from $68.7 million for the nine months ended September 30, 2011. Avista Utilities’ income from operations was $153.0 million for the nine months ended September 30, 2012 compared to $156.2 million for the nine months ended September 30, 2011. The decrease in net income and income from operations was primarily due to reduced retail loads during the first half of the year and an increase in other operating expenses, depreciation and amortization, and taxes other than income taxes, partially offset by the implementation of general rate increases. The decrease in net income from Avista Utilities was also due to an increase in interest expense.

The following table presents our operating revenues, resource costs and resulting gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$716,090	$746,821	$330,631	$385,410	$(54,511)	$(71,660)	$992,210	$1,060,571
Less: resource costs	325,011	362,935	230,305	284,015	(54,511)	(71,660)	500,805	575,290

Gross margin	$391,079	$383,886	$100,326	$101,395	$—	$—	$491,405	$485,281

Avista Utilities’ operating revenues decreased $68.4 million and resource costs decreased $74.5 million, which resulted in an increase of $6.1 million in gross margin. The gross margin on electric sales increased $7.2 million and the gross margin on natural gas sales decreased $1.1 million. The increase in electric gross margin was primarily due to warmer weather during the third quarter that increased retail electric cooling loads. This was partially offset by warmer weather during the heating season (primarily the first quarter) that reduced retail loads. In addition, electric gross margin growth was limited in part by the continued weak economy and lower usage at certain industrial customers. Natural gas gross margin decreased primarily due to warmer weather throughout the year that reduced retail heating loads. Gross margin on both electric and natural gas also benefited from general rate increases. For the nine months ended September 30, 2012, we recognized a benefit of $5.9 million under the ERM in Washington compared to $5.7 million for the nine months ended September 30, 2011.

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

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2012	2011	2012	2011
Residential	$232,762	$236,818	2,650	2,699
Commercial	215,875	209,452	2,348	2,331
Industrial	90,226	92,896	1,569	1,615
Public street and highway lighting	5,431	5,200	19	19

Total retail	544,294	544,366	6,586	6,664
Wholesale	72,019	55,197	2,832	2,121
Sales of fuel	83,444	131,359	—	—
Other	16,333	15,899	—	—

Total	$716,090	$746,821	9,418	8,785

Retail electric revenues decreased $0.1 million due to a decrease in total MWhs sold (decreased revenues $6.4 million) offset by an increase in revenue per MWh (increased revenues $6.3 million). The decrease in MWhs sold was primarily the result of warmer weather during the heating season, and due in part to the weak economy and lower usage at certain industrial customers. This was mostly offset during the third quarter due to warmer weather (and increased cooling loads), which increased electric use per customer. Compared to the first nine months of 2011, residential electric use per customer decreased 2 percent. However, for the third quarter, residential electric use per customer increased 6 percent. Cooling degree days at Spokane were 24 percent above historical average for the first nine months of 2012 and were also 26 percent above the comparable period of 2011. Heating degree days at Spokane were close to historical average for the first nine months of 2012, but decreased 9 percent as compared to the first nine months of 2011. The increase in revenue per MWh was primarily due to the Washington and Idaho general rate increases.

Wholesale electric revenues increased $16.8 million due to an increase in sales volumes (increased revenues $18.1 million), partially offset by a decrease in sales prices (decreased revenues $1.3 million). The increase in sales volumes was primarily due to increased wholesale power optimization and lower than expected retail sales.

When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $47.9 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities and higher usage of our thermal generation plants in the first nine months of 2012 as compared to the first nine months of 2011. Higher usage of our thermal generation plants was due in part to decreased hydroelectric generation. For the nine months ended September 30, 2012, $23.6 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the nine months ended September 30, 2011, $27.6 million of these sales were made to our natural gas operations.

The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.

The following table presents our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2012	2011	2012	2011
Residential	$135,281	$145,138	124,844	134,502
Commercial	69,423	75,427	77,806	83,316
Interruptible	1,674	1,885	3,171	3,321
Industrial	2,790	3,243	3,781	4,212

Total retail	209,168	225,693	209,602	225,351
Wholesale	111,181	149,039	449,492	389,352
Transportation	5,155	4,914	112,320	111,996
Other	5,127	5,764	286	347

Total	$330,631	$385,410	771,700	727,046

AVISTA CORPORATION

Retail natural gas revenues decreased $16.5 million primarily due to a decrease in volumes (decreased revenues $15.7 million) and slightly lower retail rates (decreased revenues $0.8 million). We sold less retail natural gas in the first nine months of 2012 as compared to the first nine months of 2011 primarily due to warmer weather. Compared to the first nine months of 2011, residential and commercial natural gas use per customer decreased 8 percent and 7 percent, respectively.

Wholesale natural gas revenues decreased $37.9 million due to a decrease in prices (decreased revenues $52.7 million), partially offset by an increase in volumes (increased revenues $14.8 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs. We hedge against expected natural gas volumes with forward purchases. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the nine months ended September 30, 2012, $30.9 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the nine months ended September 30, 2011, $44.0 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2012	2011	2012	2011
Residential	318,368	316,402	286,268	284,238
Commercial	39,836	39,580	33,754	33,527
Interruptible	—	—	38	37
Industrial	1,397	1,375	261	254
Public street and highway lighting	497	454	—	—

Total retail customers	360,098	357,811	320,321	318,056

The following table presents our utility resource costs for the nine months ended September 30 (dollars in thousands):

	2012	2011
Electric resource costs:
Power purchased	$138,669	$123,580
Power cost amortizations, net	9,889	23,886
Fuel for generation	62,608	53,999
Other fuel costs	86,961	136,303
Other regulatory amortizations, net	12,925	11,686
Other electric resource costs	13,959	13,481

Total electric resource costs	325,011	362,935

Natural gas resource costs:
Natural gas purchased	224,037	289,157
Natural gas cost amortizations, net	529	(14,264)
Other regulatory amortizations, net	5,739	9,122

Total natural gas resource costs	230,305	284,015

Intracompany resource costs	(54,511)	(71,660)

Total resource costs	$500,805	$575,290

Power purchased increased $15.1 million due to an increase in the volume of power purchases (increased costs $22.1 million), partially offset by a decrease in wholesale prices (decreased costs $7.0 million).

Net amortization of deferred power costs was $9.9 million for the nine months ended September 30, 2012 compared to $23.9 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we recovered (collected as revenue) $1.8 million of previously deferred power costs in Idaho through the PCA surcharge. The Washington ERM surcharge was eliminated in February 2010, since the previous balance of deferred power costs had been recovered. During the nine months ended September 30, 2012, actual power supply costs were below the amount included in base retail rates and we deferred $6.3 million in Washington and $1.7 million in Idaho for potential future rebate to customers.

Fuel for generation increased $8.6 million primarily due to an increase in thermal generation. This was due in part to a decrease in hydroelectric generation. The increase in thermal generation usage was partially offset by a decrease in natural gas fuel prices.

AVISTA CORPORATION

Other fuel costs decreased $49.3 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. The associated revenues are reflected as sales of fuel.

The expense for natural gas purchased decreased $65.1 million due to a decrease in the price of natural gas (decreased costs $80.2 million), partially offset by an increase in total therms purchased (increased costs $15.1 million). Total therms purchased increased due to an increase in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

Ecova

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Ecova’s net income attributable to Avista Corp. was $0.6 million for the three months ended September 30, 2012 compared to net income of $3.5 million for the three months ended September 30, 2011. Operating revenues increased $6.4 million and total operating expenses increased $11.6 million. The increase in operating revenues was primarily due to the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $6.4 million to operating revenues for the third quarter of 2012. While operating revenues increased during the third quarter of 2012, they did not increase as much as anticipated due to slower organic growth in expense and data management services and delayed implementation of new customers for energy management services. This has contributed to a net decrease in net income attributable to Avista Corp. The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. Ecova experienced increases in employee costs, facilities costs, information technology costs and professional fees. Depreciation and amortization increased $1.5 million due to intangibles recorded in connection with the acquisitions. As of September 30, 2012, Ecova had 737 expense management customers representing 631,000 billed sites in North America. In the third quarter of 2012, Ecova managed bills totaling $5.5 billion, an increase of $0.8 billion as compared to the third quarter of 2011. This increase was due to an increase in the number of accounts managed, partially offset by a decrease in the average value of each bill (due in part to a decline in natural gas rates).

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Ecova’s net income attributable to Avista Corp. was $1.0 million for the nine months ended September 30, 2012 compared to net income of $7.0 million for the nine months ended September 30, 2011. Operating revenues increased $24.5 million and total operating expenses increased $36.5 million. The increase in operating revenues was primarily due to the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $18.0 million to operating revenues for the nine months ended September 30, 2012. While operating revenues increased during the nine months ended September 30, 2012, they did not increase as much as anticipated due to slower organic growth in expense and data management services and delayed implementation of new customers for energy management services. This has contributed to a net decrease in net income attributable to Avista Corp. The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. Ecova experienced increases in employee costs, facilities costs, information technology costs and professional fees. In addition, Ecova incurred $1.5 million in transaction and integration costs, and $0.3 million paid for the early termination of an earn-out contract. Depreciation and amortization increased $4.4 million due to intangibles recorded in connection with the acquisitions. In the first nine months of 2012, Ecova managed bills totaling $14.5 billion, an increase of $0.3 billion as compared to the first nine months of 2011. This increase was due to an increase in the number of accounts managed, partially offset by a decrease in the average value of each bill (due in part to a decline in natural gas rates).

Other Businesses

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The net loss from these operations was $2.5 million for the three months ended September 30, 2012 compared to a net loss of $0.3 million for the three months ended September 30, 2011. The decline in results was primarily due to losses on investments of $2.4 million for the third quarter of 2012 compared to $0.6 million for the third quarter of 2011. The losses for third quarter of 2012 were the result of an impairment loss of $2.4 million pre-tax ($1.5 million after-tax) related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company. Additionally, there were increased litigation costs for the remaining contracts and previous operations of Avista Energy. These losses were partially offset by METALfx which had net income of $0.3 million for the third quarter of 2012 compared to $0.2 million for the third quarter of 2011.

AVISTA CORPORATION

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The net loss from these operations was $3.8 million for the nine months ended September 30, 2012 compared to a net loss of $0.1 million for the nine months ended September 30, 2011. The decline in results was primarily due to losses on investments of $3.0 million for the nine months ended September 30, 2012 compared to $0.6 million for nine months ended September 30, 2011. The losses for 2012 were the result of an impairment loss of $2.4 million pre-tax ($1.5 million after-tax) recognized during the third quarter of 2012 related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company. Additionally, there were increased litigation costs for the remaining contracts and previous operations of Avista Energy. These losses were partially offset by METALfx which had net income of $1.1 million for each of the nine months ended September 30, 2012 and 2011.

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

AVISTA CORPORATION

Liquidity and Capital Resources

Review of Condensed Consolidated Cash Flow Statement

Overall During the nine months ended September 30, 2012, positive cash flows from operating activities of $257.4 million, $21.0 million of borrowings under Avista Corp.’s $400.0 million committed line of credit, $23.0 million of borrowings under Ecova’s committed line of credit, and the issuance of $28.7 million (net of issuance costs) of common stock were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $178.4 million, cash paid for the acquisition of LPB of $50.3 million and dividends of $51.2 million.

Operating Activities Net cash provided by operating activities was $257.4 million for the nine months ended September 30, 2012 compared to $240.4 million for the nine months ended September 30, 2011. Net cash provided by working capital components was $63.8 million for the nine months ended September 30, 2012, compared to $29.8 million for the nine months ended September 30, 2011. The net cash provided during the nine months ended September 30, 2012 primarily reflects net cash inflows related to accounts receivable (representing a seasonal decrease in receivables outstanding) and positive cash flows from other current assets.

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

Contributions to our defined benefit pension plan were $44.0 million for the nine months ended September 30, 2012 compared to $26.0 million for the nine months ended September 30, 2011. Cash paid for interest was $43.5 million for the nine months ended September 30, 2012, compared to $41.6 million for the nine months ended September 30, 2011.

Investing Activities Net cash used in investing activities was $229.1 million for the nine months ended September 30, 2012, compared to $167.7 million for the nine months ended September 30, 2011. Utility property capital expenditures increased by $8.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In the nine months ended September 30, 2012, a significant portion of Ecova’s funds held for clients were held as securities available for sale (purchases of $88.8 million and sales and maturities of $103.5 million). The net cash paid by subsidiaries for acquisitions for the nine months ended September 30, 2012 of $50.3 million represents Ecova’s acquisition of LPB.

Financing Activities Net cash used in financing activities was $20.1 million for the nine months ended September 30, 2012 compared to net cash used of $64.0 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, short-term borrowings on Avista Corp.’s committed line of credit increased $21.0 million. Borrowings on Ecova’s committed line of credit increased $23.0 million (net of borrowings of $28.0 million and repayments of $5.0 million) and these proceeds were used to fund the acquisition of LPB. Cash dividends paid increased to $51.2 million (or 87 cents per share) for the nine months ended September 30, 2012 from $47.7 million (or 82.5 cents per share) for the nine months ended September 30, 2011. In May 2012, we cash settled interest rate swap agreements for $18.5 million related to the pricing of $80.0 million of long-term debt (the issuance will occur in November 2012). We issued $28.7 million of common stock during the nine months ended September 30, 2012. Client fund obligations at Ecova decreased $5.2 million.

During the nine months ended September 30, 2011, our short-term borrowings decreased $13.5 million. We issued $21.2 million of common stock during the nine months ended September 30, 2011, including $15.8 million under a sales agency agreement. Additionally, client fund obligations at Ecova increased by $4.0 million.

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

Our annual net cash flows from operating activities usually does not fully support the amount required for annual utility capital expenditures. As such, from time to time, we need to access long-term capital markets in order to fund these needs as well as fund maturing debt. See further discussion at “Capital Resources.”

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

We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our $400.0 million committed line of credit.

As of September 30, 2012, we had $291.2 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2017, we believe that we have adequate liquidity to meet our needs for the next 12 months.

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

Collateral Requirements

Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2012, we had cash deposited as collateral of $15.0 million and letters of credit of $19.3 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2012, we would potentially be required to post additional collateral of up to $15.1 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $45.4 million.

Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of September 30, 2012, we had interest rate swap agreements outstanding with a notional amount totaling $160 million and we did not have any collateral posted. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at September 30, 2012, we would not be required to post additional collateral.

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

In July 2012, the CFTC issued a final rule providing for an exemption from clearing requirements as outlined in Dodd-Frank for end users that enter into hedges to mitigate commercial risk. We expect most of our transactions to qualify under the end user exemption.

We will continue to monitor developments regarding implementation steps defined in the Act. We cannot predict the impact the Dodd-Frank Act may ultimately have on our operations.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$392	—%	$7,474	0.3%
Current portion of nonrecourse long-term debt	14,631	0.6	13,668	0.5
Short-term borrowings	82,000	3.1	96,000	3.8
Long-term borrowings under committed line of credit	58,000	2.2	—	—
Long-term debt to affiliated trusts	51,547	2.0	51,547	2.0
Nonrecourse long-term debt	21,688	0.8	32,803	1.3
Long-term debt	1,148,047	43.5	1,169,826	45.7

Total debt	1,376,305	52.2	1,371,318	53.6
Total Avista Corporation stockholders’ equity	1,259,744	47.8	1,185,701	46.4

Total	$2,636,049	100.0%	$2,557,019	100.0%

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduces the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $74.0 million during the nine months ended September 30, 2012 primarily due to net income, the issuance of common stock, and the expiration of the subsidiary noncontrolling interests redemption rights, partially offset by dividends.

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

In August 2012, we entered into two sales agency agreements under which we will sell shares of our common stock from time to time. In the third quarter of 2012, we sold 0.9 million shares for a total of $23.7 million (net of issuance costs). As of September 30, 2012, we had 1.8 million shares available to be issued under these agreements.

AVISTA CORPORATION

For the nine months ended September 30, 2012 we issued $28.7 million (net of issuance costs) of common stock. The additional shares were issued under sales agency agreements, as well as the dividend reinvestment and direct stock purchase plan and employee plans. The dividend reinvestment and direct stock purchase plan and employee plans will continue for the remainder of the year, however we do not expect to issue any further common stock under sales agency agreements during 2012. For 2013, we expect to issue up to $50 million of common stock in order to maintain our capital structure at an appropriate level for our business.

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017.

Our committed line of credit agreement contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2012, we were in compliance with this covenant with a ratio of 52.2 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2012	2011
Balance outstanding at end of period	$82,000	$96,500
Letters of credit outstanding at end of period	$26,815	$14,883
Maximum balance outstanding during the period	$92,500	$110,000
Average balance outstanding during the period	$25,000	$68,934
Average interest rate during the period	1.17%	1.38%
Average interest rate at end of period	1.08%	1.54%

The decrease in the average balance outstanding was due in part to a new intercompany borrowing arrangement between Avista Corp. and Ecova. As part of their cash management practices and operations, Ecova and Avista Corp. entered into an arrangement in January 2012 under which (1) Avista Corp. issued to Ecova a master unsecured promissory note and (2) Ecova will from time to time make short-term loans to Avista Corp. as a temporary investment of its funds received from its clients. The master promissory note limits the total outstanding indebtedness to no more than $50.0 million in principal. Additionally, such loans are required to be repaid on the last business day of each quarter (March, June, September and December) and sooner upon demand by Ecova. Amounts are loaned at a rate consistent with Avista Corp.’s credit facility. The average balance outstanding was $32.9 million and the maximum balance was $50.0 million during the nine months ended September 30, 2012.

Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of September 30, 2012, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.’s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.’s committed line of credit.

Avista Utilities Capital Expenditures

We expect utility capital expenditures to be about $250 million for 2012 and about $260 million for 2013 and 2014. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. Future generation resource decisions may be further impacted by legislation for restrictions on greenhouse gas (GHG) emissions and renewable energy requirements as discussed at “Environmental Issues and Other Contingencies.”

Included in our estimates of capital expenditures is the replacement of our customer information and work management systems, which is expected to be completed by the end of 2014.

Ecova Credit Agreement

In July 2012, Ecova entered into a new $125.0 million committed line of credit agreement with various financial institutions that replaced its $60.0 million committed line of credit agreement and has an expiration date of July 2017. The credit agreement is secured by substantially all of Ecova’s assets. There were $58.0 million of borrowings outstanding under Ecova’s credit agreement as of September 30, 2012 classified as long-term. The proceeds from these borrowings were used to fund the acquisitions of Prenova in November 2011 and LPB in January 2012.

AVISTA CORPORATION

Ecova Redeemable Stock

In 2007, Ecova amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Ecova providing the shares are held for a minimum of six months. Stock is reacquired at estimated fair value at the date of reacquisition. As the repurchase feature is at the discretion of the minority shareholders and option holders, there were redeemable noncontrolling interests of $6.7 million as of September 30, 2012 for the maximum redemption amount, which is equal to the intrinsic value (fair value less exercise price) of stock options outstanding, as well as outstanding redeemable stock. In 2009, the Ecova employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right. Additionally, there were redeemable noncontrolling interests related to the 2008 Cadence Network acquisition, as the previous owners could have exercised a right to put their stock back to Ecova in July 2011 or July 2012 if their investment in Ecova was not liquidated through either an initial public offering or sale of the business to a third party. These redemption rights were not exercised and expired effective July 31, 2012 and were reclassified to equity.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had $26.8 million in letters of credit outstanding under our $400.0 million committed line of credit, a decrease from $29.0 million as of December 31, 2011.

Pension Plan

As of September 30, 2012, our pension plan had assets with a fair value that was less than the benefit obligation under the plan. In the nine months ended September 30, 2012, we contributed $44 million to the pension plan (with no further contributions planned for the remainder of 2012). We expect to contribute a total of $132 million (or $44 million per year) to the pension plan in the period 2013 through 2015. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets and changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation).

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

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Collateral Requirements” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of November 7, 2012:

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

AVISTA CORPORATION

Contractual Obligations

Our future contractual obligations have not changed materially from the amounts disclosed in the 2011 Form 10-K, with the following exceptions:

As of September 30, 2012, we had $82.0 million of borrowings outstanding under our committed line of credit. There were $61.0 million in borrowings outstanding as of December 31, 2011.

As of September 30, 2012, Ecova had $58.0 million of borrowings outstanding under its committed line of credit. There were $35.0 million in borrowings outstanding as of December 31, 2011.

Redeemable noncontrolling interests decreased to $6.7 million as of September 30, 2012 from $51.8 million as of December 31, 2011 primarily due to the expiration of noncontrolling interests redemption rights, and partially due to a decrease in the value.

In connection with the replacement of our customer information and work management systems, we have entered into various contracts with vendors in the total amount of $21.2 million through 2014.

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

We continue to experience customer growth as the regional economy recovers from the recession. We have three distinct metropolitan areas in our service area: Spokane, Washington, Coeur d’Alene, Idaho and Medford, Oregon; and we are tracking three separate economic indicators: employment change, unemployment rates and foreclosure rates. On a year-over-year basis, September 2012 employment growth rates are positive for our Spokane, Coeur d’Alene, and Medford service areas, and unemployment rates are lower in all three metropolitan areas. Foreclosure rates are below the U.S. rate in all three areas. Compared to the U.S. economy, the recovery in our service area has been slower. In 2012, we continue to expect overall economic growth in our service area to be somewhat lower than U.S. growth.

Seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas exhibited moderate growth between September 2011 and September 2012. In Spokane, Washington employment growth was 1.8 percent with gains in manufacturing and business and professional services. Employment increased by 3.9 percent in Coeur d’Alene, Idaho, reflecting gains in manufacturing; professional and business services; trade, transport, and utilities; and education and health services. In Medford, Oregon, employment growth was 0.8 percent, with gains in manufacturing and financial activities. U.S. nonfarm sector jobs grew by 1.4 percent in the same twelve-month period.

The unemployment rate went down in September 2012 from the year earlier in Spokane, Medford, and Coeur d’Alene. In Spokane the rate was 8.7 percent in September 2011 and declined to 8.2 percent in September 2012; in Coeur d’Alene the rate went from 10.4 percent to 9.0 percent; and in Medford the rate declined from 10.4 percent to 9.0 percent. The U.S. rate declined from 9.0 percent to 7.8 percent in the same period.

The housing market in our service area continues to experience foreclosure rates lower than the national average. The September 2012 national rate was 0.14 percent, compared to 0.09 percent in Spokane County, Washington; 0.08 percent in Kootenai County (Coeur d’Alene), Idaho; and 0.05 percent in Jackson County (Medford), Oregon.

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

AVISTA CORPORATION

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

On July 30, 2012, Avista Corp. received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC), an Amended Notice was received on September 4, 2012, and a Second Amended Notice was received on October 1, 2012. Avista Corp. is evaluating the allegations set forth in the Notice, Amended Notice and Second Amended Notice, and cannot at this time predict the outcome of this matter. See “Sierra Club and Montana Environmental Information Center Notice” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on this matter.

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

BART is a retrofit program applied to large emission sources, including electric generating units built between 1962 and 1977. In February 2007, Colstrip was notified by the EPA that Colstrip Units 1 & 2 (of which we are not an owner) were determined to be subject to the EPA’s BART requirements. In November 2010, the EPA issued a request for additional reasonable progress information for Colstrip Units 3 & 4 (of which we are a 15 percent owner). On September 18, 2012, EPA finalized the Regional Haze FIP for Montana. The FIP includes both emission limitations and pollution controls for Colstrip Units 1 & 2. Colstrip Units 3 & 4 are not currently affected but will be evaluated for Reasonable Progress at the next review period in September 2017. We do not anticipate any material impacts on Units 3 & 4 at this time

AVISTA CORPORATION

Coal Ash Management/Disposal

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

AVISTA CORPORATION

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

In September 2009, the EPA finalized the Mandatory Reporting Rule (MRR) that requires facilities emitting over 25,000 metric tons of GHG a year to report their emissions to the EPA beginning in January 2011 for 2010 emissions. On March 18, 2011, the EPA issued a rule extending the deadline for reporting 2010 GHG emissions data to September 30, 2011. Based on rule applicability criteria, Colstrip, Coyote Springs 2, and the Rathdrum CT recently reported GHGs to the EPA. The rule also required that natural gas distribution system throughput be reported along with the development of a GHG Monitoring Plan. On March 22, 2010, the EPA proposed to further amend its reporting rule to include several new source categories, including reporting of GHG fugitive emissions from electric power transmission and distribution systems, fugitive emissions from natural gas distribution systems, and fugitive emissions from natural gas storage facilities. Reporting for these additional sources for 2011 emissions was required by September 30, 2012.

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

AVISTA CORPORATION

Initiative Measure 937 (I-937), the Energy Independence Act, was passed into law through the 2006 General Election in Washington. I-937 requires investor-owned, cooperative, and government-owned electric utilities with over 25,000 customers to acquire qualified renewable energy resources and/or renewable energy credits in incremental amounts until those resources or credits equal 15 percent of the utility’s total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets, the first of which must be met in 2012. Furthermore, by January 1, 2012, electric utilities subject to I-937’s mandates were required to acquire enough qualified incremental renewable energy and/or renewable energy credits to meet 3 percent of their load. This renewable energy standard increases to 9 percent in 2016. Failure to comply with renewable energy and energy efficiency standards could result in penalties of $50 per MWh or greater being assessed against a utility for each MWh it is deficient in meeting a standard. A utility would be deemed to comply with the renewable energy standard if it invests at least 4 percent of its total annual retail revenue requirement on the incremental costs of renewable energy resources and/or renewable energy credits. As noted in the following section, we have taken the steps necessary to meet the requirements of I-937. In 2012, the Governor signed into law Senate Bill 5575, which amended I-937 to define our Kettle Falls Generating Station and certain other biomass energy facilities which commenced operation before March 31, 1999, as resources that may be used to meet the renewable energy standards beginning in 2016.

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

Western Power Market Issues

The FERC continues to conduct proceedings and investigations related to market controls within the western United States that include proposals by certain parties to impose refunds, and some of the FERC’s decisions have been appealed in Federal Courts. Certain parties have asserted claims for significant refunds from us, which could result in liabilities for refunding revenues recognized in prior periods. We have joined other parties in opposing these proposals. We believe that we have adequate reserves established for refunds that may be ordered. The refund proceedings provide that any refunds would be offset against unpaid energy debts due to the same party. As of September 30, 2012, our accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from defaulting parties. See “California Refund Proceeding” and “Pacific Northwest Refund Proceeding” in “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information on the refund proceedings.

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

Commodity Price Risk

Our qualitative commodity price risk disclosures have not materially changed during the nine months ended September 30, 2012. Please refer to the 2011 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2012 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical	Financial	Physical	Financial	Physical	Financial	Physical	Financial
2012	$(2,381)	$(6,069)	$(10,857)	$(3,237)	$(38)	$589	$(674)	$1,357
2013	(3,246)	(15,572)	(15,579)	(10,375)	(47)	13,578	(1,236)	5,863
2014	(2,699)	145	(5,352)	(2,532)	(20)	2,788	(1,222)	(1,015)
2015	(2,570)	(122)	(1,354)	448	(192)	(67)	—	(570)
2016	(2,637)	—	(137)	117	(200)	—	—	—
Thereafter	(5,220)	—	—	—	(1,025)	—	—	—

Credit Risk

Our credit risk has not materially changed during the nine months ended September 30, 2012. See the 2011 Form 10-K.

Risk Management for Energy Resources

We use a variety of techniques to manage risks for energy resources and wholesale energy market activities. We have an energy resources risk policy and control procedures to manage these risks, both qualitative and quantitative. The 2011 Form 10-K contains a discussion of risk management policies and procedures.

Interest Rate Risk

Our qualitative interest rate risk disclosures have not materially changed during the nine months ended September 30, 2012. See the 2011 Form 10-K.

As of September 30, 2012, we had interest rate swap agreements with a total notional amount of $160.0 million with mandatory cash settlement dates of June 2013, October 2014, and October 2015 (which we entered into in September 2011 and June 2012).

As of September 30, 2012, we had a current derivative liability of $3.8 million and a long-term derivative asset of $5.1 million, with an offsetting regulatory asset and liability on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices. In May 2012, we cash settled interest rate swap contracts (notional amount of $75.0 million) and paid a total of $18.5 million. The interest rate swap contracts were settled in connection with the pricing of $80.0 million of First Mortgage Bonds. Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) will be amortized as a component of interest expense over the life of the forecasted interest payments.

Foreign Currency Risk

Our qualitative foreign currency risk disclosures have not materially changed during the nine months ended September 30, 2012. See the 2011 Form 10-K. As of September 30, 2012, we had a current derivative liability for foreign currency hedges of less than $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2012, we had entered into 30 Canadian currency forward contracts with a notional amount of $6.6 million ($6.5 million Canadian).

AVISTA CORPORATION

Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2012.

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date: November 7, 2012	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)