Form 10-Q
period 2013-06-30
AVISTA CORP
filed 2013-08-07
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 31, 2013, 59,985,467 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2013	2012
Operating Revenues:
Utility revenues	$297,719	$293,315
Ecova revenues	44,560	40,080
Other non-utility revenues	9,769	10,190
Total operating revenues	352,048	343,585
Operating Expenses:
Utility operating expenses:
Resource costs	126,511	135,992
Other operating expenses	65,784	64,981
Depreciation and amortization	29,025	27,754
Taxes other than income taxes	21,608	20,435
Ecova operating expenses:
Other operating expenses	37,716	34,750
Depreciation and amortization	4,072	3,359
Other non-utility operating expenses:
Other operating expenses	9,415	10,082
Depreciation and amortization	175	212
Total operating expenses	294,306	297,565
Income from operations	57,742	46,020
Interest expense	19,861	19,188
Interest expense to affiliated trusts	117	137
Capitalized interest	(942)	(596)
Other income-net	(2,436)	(1,601)
Income before income taxes	41,142	28,892
Income tax expense	15,412	10,360
Net income	25,730	18,532
Net income attributable to noncontrolling interests	(73)	(354)
Net income attributable to Avista Corporation shareholders	$25,657	$18,178
Weighted-average common shares outstanding (thousands), basic	59,937	58,702
Weighted-average common shares outstanding (thousands), diluted	59,962	58,924
Earnings per common share attributable to Avista Corporation shareholders:
Basic	$0.43	$0.31
Diluted	$0.43	$0.31
Dividends paid per common share	$0.305	$0.29
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2013	2012
Operating Revenues:
Utility revenues	$728,846	$698,775
Ecova revenues	86,967	77,090
Other non-utility revenues	19,141	19,977
Total operating revenues	834,954	795,842
Operating Expenses:
Utility operating expenses:
Resource costs	356,141	347,004
Other operating expenses	131,228	130,303
Depreciation and amortization	56,960	55,072
Taxes other than income taxes	47,425	45,601
Ecova operating expenses:
Other operating expenses	73,706	70,524
Depreciation and amortization	7,565	6,195
Other non-utility operating expenses:
Other operating expenses	18,760	18,349
Depreciation and amortization	365	380
Total operating expenses	692,150	673,428
Income from operations	142,804	122,414
Interest expense	39,553	38,325
Interest expense to affiliated trusts	235	277
Capitalized interest	(1,882)	(1,121)
Other income-net	(4,581)	(3,310)
Income before income taxes	109,479	88,243
Income tax expense	40,648	31,498
Net income	68,831	56,745
Net income attributable to noncontrolling interests	(833)	(179)
Net income attributable to Avista Corporation shareholders	$67,998	$56,566
Weighted-average common shares outstanding (thousands), basic	59,926	58,642
Weighted-average common shares outstanding (thousands), diluted	59,954	58,937
Earnings per common share attributable to Avista Corporation shareholders:
Basic	$1.13	$0.96
Diluted	$1.13	$0.96
Dividends paid per common share	$0.61	$0.58
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended June 30
Dollars in thousands
(Unaudited)

	2013	2012
Net income	$25,730	$18,532
Other Comprehensive Income (Loss):
Unrealized investment gains/(losses) - net of taxes of $(721) and $137, respectively	(1,222)	230
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(6) and $(78), respectively	(10)	(130)
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $99 and $91, respectively	183	168
Total other comprehensive income (loss)	(1,049)	268
Comprehensive income	24,681	18,800
Comprehensive income attributable to noncontrolling interests	(73)	(354)
Comprehensive income attributable to Avista Corporation shareholders	$24,608	$18,446

For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2013	2012
Net income	$68,831	$56,745
Other Comprehensive Income (Loss):
Unrealized investment gains/(losses) - net of taxes of $(760) and $176, respectively	(1,292)	299
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(7) and $(83), respectively	(11)	(141)
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $198 and $173, respectively	367	321
Total other comprehensive income (loss)	(936)	479
Comprehensive income	67,895	57,224
Comprehensive income attributable to noncontrolling interests	(833)	(179)
Comprehensive income attributable to Avista Corporation shareholders	$67,062	$57,045
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$85,411	$75,464
Accounts and notes receivable-less allowances of $44,341 and $44,155, respectively	147,851	193,683
Utility energy commodity derivative assets	2,250	4,139
Regulatory asset for utility derivatives	27,876	35,082
Investments and funds held for clients	92,345	88,272
Materials and supplies, fuel stock and natural gas stored	45,322	47,455
Deferred income taxes	32,860	34,281
Income taxes receivable	131	2,777
Other current assets	34,647	24,641
Total current assets	468,693	505,794
Net Utility Property:
Utility plant in service	4,185,614	4,054,644
Construction work in progress	133,166	143,098
Total	4,318,780	4,197,742
Less: Accumulated depreciation and amortization	1,214,604	1,174,026
Total net utility property	3,104,176	3,023,716
Other Non-current Assets:
Investment in exchange power-net	15,108	16,333
Investment in affiliated trusts	11,547	11,547
Goodwill	76,762	75,959
Intangible assets-net of accumulated amortization of $31,260 and $26,030, respectively	42,457	46,256
Long-term energy contract receivable of Spokane Energy	46,446	52,033
Other property and investments-net	64,021	46,542
Total other non-current assets	256,341	248,670
Deferred Charges:
Regulatory assets for deferred income tax	70,192	79,406
Regulatory assets for pensions and other postretirement benefits	297,042	306,408
Other regulatory assets	105,737	103,946
Non-current utility energy commodity derivative assets	135	1,093
Non-current regulatory asset for utility derivatives	31,588	25,218
Other deferred charges	13,892	18,928
Total deferred charges	518,586	534,999
Total assets	$4,347,796	$4,313,179
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2013	2012
Liabilities and Equity:
Current Liabilities:
Accounts payable	$153,425	$198,914
Client fund obligations	94,059	87,839
Current portion of long-term debt	50,320	50,372
Current portion of nonrecourse long-term debt of Spokane Energy	15,662	14,965
Short-term borrowings	95,500	52,000
Utility energy commodity derivative liabilities	22,373	29,515
Other current liabilities	151,122	142,544
Total current liabilities	582,461	576,149
Long-term debt	1,181,925	1,178,367
Nonrecourse long-term debt of Spokane Energy	9,812	17,838
Long-term debt to affiliated trusts	51,547	51,547
Long-term borrowings under committed line of credit	52,000	54,000
Regulatory liability for utility plant retirement costs	244,225	234,128
Pensions and other postretirement benefits	263,270	283,985
Deferred income taxes	517,830	524,877
Other non-current liabilities and deferred credits	122,488	110,215
Total liabilities	3,025,558	3,031,106
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Redeemable Noncontrolling Interests	7,817	4,938
Equity:
Avista Corporation Stockholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 59,980,023 and 59,812,796 shares outstanding, respectively	895,255	889,237
Accumulated other comprehensive loss	(7,636)	(6,700)
Retained earnings	406,195	376,940
Total Avista Corporation stockholders’ equity	1,293,814	1,259,477
Noncontrolling Interests	20,607	17,658
Total equity	1,314,421	1,277,135
Total liabilities and equity	$4,347,796	$4,313,179
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2013	2012
Operating Activities:
Net income	$68,831	$56,745
Non-cash items included in net income:
Depreciation and amortization	64,890	61,647
Provision (benefit) for deferred income taxes	(1,404)	6,522
Power and natural gas cost amortizations (deferrals), net	(430)	8,822
Amortization of debt expense	1,895	1,926
Amortization of investment in exchange power	1,225	1,225
Stock-based compensation expense	3,080	3,158
Equity-related AFUDC	(2,746)	(1,748)
Pension and other postretirement benefit expense	21,478	19,758
Amortization of Spokane Energy contract	5,587	5,136
Write-off of Reardan wind generation capitalized costs	2,534	—
Other	3,893	4,071
Contributions to defined benefit pension plan	(29,340)	(29,400)
Changes in working capital components:
Accounts and notes receivable	43,443	55,719
Materials and supplies, fuel stock and natural gas stored	2,133	869
Other current assets	(11,365)	15,694
Accounts payable	(27,106)	(3,456)
Other current liabilities	9,197	(6,971)
Net cash provided by operating activities	155,795	199,717

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(145,344)	(120,476)
Other capital expenditures	(1,344)	(2,266)
Federal grant payments received	2,297	4,483
Cash paid by subsidiaries for acquisitions, net of cash received	—	(50,310)
Decrease (increase) in funds held for clients	10,675	(16,424)
Purchase of securities available for sale	(31,949)	(64,850)
Sale and maturity of securities available for sale	15,130	71,492
Other	(4,369)	(4,158)
Net cash used in investing activities	(154,904)	(182,509)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
 (Unaudited)

	2013	2012
Financing Activities:
Net increase in short-term borrowings	$43,500	$30,000
Borrowings from Ecova line of credit	3,000	25,000
Repayment of borrowings from Ecova line of credit	(5,000)	—
Redemption and maturity of long-term debt	(359)	(11,264)
Maturity of nonrecourse long-term debt of Spokane Energy	(7,329)	(6,694)
Long-term debt and short-term borrowing issuance costs	(21)	(130)
Cash received (paid) for settlement of interest rate swap agreements	2,901	(18,547)
Issuance of common stock	3,017	3,575
Cash dividends paid	(36,667)	(34,101)
Purchase of subsidiary noncontrolling interest	(325)	(784)
Increase in client fund obligations	6,220	9,764
Issuance of subsidiary noncontrolling interest	—	3,714
Other	119	1,013
Net cash provided by financing activities	9,056	1,546

Net increase in cash and cash equivalents	9,947	18,754

Cash and cash equivalents at beginning of period	75,464	74,662

Cash and cash equivalents at end of period	$85,411	$93,416

Supplemental Cash Flow Information:
Cash paid during the period:
Interest	$36,960	$36,277
Income taxes	29,005	12,217
Non-cash financing and investing activities:
Accounts payable for capital expenditures	2,860	4,381
Redeemable noncontrolling interests	2,931	(3,031)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2013	2012
Common Stock, Shares:
Shares outstanding at beginning of period	59,812,796	58,422,781
Issuance of common stock	167,227	335,154
Shares outstanding at end of period	59,980,023	58,757,935
Common Stock, Amount:
Balance at beginning of period	$889,237	$855,188
Equity compensation expense	2,968	2,241
Issuance of common stock, net of issuance costs	3,017	3,575
Equity transactions of consolidated subsidiaries	33	49
Balance at end of period	895,255	861,053
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(6,700)	(5,637)
Other comprehensive income	(936)	479
Balance at end of period	(7,636)	(5,158)
Retained Earnings:
Balance at beginning of period	376,940	336,150
Net income attributable to Avista Corporation shareholders	67,998	56,566
Cash dividends paid (common stock)	(36,667)	(34,101)
Valuation adjustments and other noncontrolling interests activity	(2,076)	2,332
Balance at end of period	406,195	360,947
Total Avista Corporation stockholders’ equity	1,293,814	1,216,842
Noncontrolling Interests:
Balance at beginning of period	17,658	174
Net income attributable to noncontrolling interests	777	71
Deconsolidation of variable interest entity	—	(673)
Other	2,172	—
Balance at end of period	20,607	(428)
Total equity	$1,314,421	$1,216,414
Redeemable Noncontrolling Interests:
Balance at beginning of period	$4,938	$51,809
Net income attributable to noncontrolling interests	56	108
Issuance of subsidiary noncontrolling interests	—	3,714
Purchase of subsidiary noncontrolling interests	(325)	(784)
Valuation adjustments and other noncontrolling interests activity	3,148	(1,423)
Balance at end of period	$7,817	$53,424
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2012 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avista Corporation is an energy company engaged in the generation, transmission and distribution of energy, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities generates, transmits and distributes electricity in parts of eastern Washington, northern Idaho, and western Montana. In addition, Avista Utilities has electric generating facilities in Montana and northern Oregon. Avista Utilities also provides natural gas distribution service in parts of eastern Washington and northern Idaho, as well as parts of northeastern and southwestern Oregon. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). Avista Capital’s subsidiaries include Ecova, Inc. (Ecova), a 79.0 percent owned subsidiary as of June 30, 2013. Ecova is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 12 for business segment information.
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Utility taxes	$12,238	$12,777	$30,144	$30,612
Other Income-Net
Other Income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income	$(238)	$(363)	$(496)	$(638)
Interest income on regulatory deferrals	(8)	(16)	(21)	(24)
Equity-related AFUDC	(1,355)	(905)	(2,746)	(1,748)
Net (gain) loss on investments	(154)	88	244	527
Other income (1)	(681)	(405)	(1,562)	(1,427)
Total (1)	$(2,436)	$(1,601)	$(4,581)	$(3,310)

AVISTA CORPORATION

(1)
The 2012 amount includes a correction of an immaterial error related to the reclassification of certain operating expenses from other expense-net to utility and non-utility other operating expenses and utility taxes other than income taxes. This correction did not have an impact on net income or earnings per share. See further discussion of this reclassification below under "Correction of an Immaterial Error."

Materials and Supplies, Fuel Stock and Natural Gas Stored
Inventories of materials and supplies, fuel stock and natural gas stored are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Materials and supplies	$29,297	$26,058
Fuel stock	5,131	4,121
Natural gas stored	10,894	17,276
Total	$45,322	$47,455
Investments and Funds Held for Clients and Client Fund Obligations
In connection with the bill paying services, Ecova collects funds from its clients and remits the funds to the appropriate utility or other service provider. Some of the funds collected are invested by Ecova and classified as investments and funds held for clients, and a related liability for client fund obligations is recorded. Investments and funds held for clients include cash and cash equivalent investments, money market funds and investment securities classified as available for sale. Ecova does not invest the funds directly for the clients' benefit; therefore, Ecova bears the risk of loss associated with the investments. Investments and funds held for clients as of June 30, 2013 are as follows (dollars in thousands):

	Amortized Cost (1)	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$18,376	$—	$18,376
Securities available for sale:
U.S. government agency	66,453	(1,841)	64,612
Municipal	3,562	3	3,565
Corporate fixed income – financial	2,999	6	3,005
Corporate fixed income – industrial	1,761	14	1,775
Certificates of deposit	1,000	12	1,012
Total securities available for sale	75,775	(1,806)	73,969
Total investments and funds held for clients	$94,151	$(1,806)	$92,345
Investments and funds held for clients as of December 31, 2012 are as follows (dollars in thousands):

	Amortized Cost (1)	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$13,867	$—	$13,867
Money market funds	15,084	—	15,084
Securities available for sale:
U.S. government agency	48,340	156	48,496
Municipal	820	28	848
Corporate fixed income – financial	5,010	16	5,026
Corporate fixed income – industrial	3,887	49	3,936
Certificates of deposit	1,000	15	1,015
Total securities available for sale	59,057	264	59,321
Total investments and funds held for clients	$88,008	$264	$88,272

(1)	Amortized cost represents the original purchase price of the investments, plus or minus any amortized purchase premiums or accreted purchase discounts.

AVISTA CORPORATION

Investments and funds held for clients are classified as a current asset since these funds are held for the purpose of satisfying the client fund obligations. Approximately 95 percent and 97 percent of the investment portfolio is rated AA-, Aa3 and higher as of June 30, 2013 and December 31, 2012, respectively, by nationally recognized statistical rating organizations. All fixed income securities were rated as investment grade as of June 30, 2013 and December 31, 2012.
Ecova reviews its investments continuously for indicators of other-than-temporary impairment. To make this determination, Ecova employs a methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Ecova evaluates, among other factors, general market conditions, credit quality of instrument issuers, the length of time and extent to which the fair value is less than cost, and whether it has plans to sell the security or it is more-likely-than not that Ecova will be required to sell the security before recovery. Ecova also considers specific adverse conditions related to the financial health of and specific prospects for the issuer as well as other cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established. Based on Ecova’s analysis, securities available for sale do not meet the criteria for other-than-temporary impairment as of June 30, 2013 or December 31, 2012.
Proceeds from sales, maturities and calls of securities available for sale were $8.1 million and $44.5 million, for the three months ended June 30, 2013 and June 30, 2012, respectively. Gross realized gains were negligible for the three months ended June 30, 2013 and June 30, 2012. There were not any gross realized losses during these periods. Proceeds from sales, maturities and calls of securities available for sale were $15.1 million and $71.5 million, for the six months ended June 30, 2013 and June 30, 2012, respectively. Gross realized gains were negligible for the six months ended June 30, 2013 and June 30, 2012. There were not any gross realized losses during these periods.
Contractual maturities of securities available for sale as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Due within 1 year	After 1 but within 5 years	After 5 but within 10 years	After 10 years	Total
June 30, 2013	$4,614	$16,637	$49,816	$2,902	$73,969
December 31, 2012	3,047	11,786	41,485	3,003	59,321
Actual maturities may differ due to call or prepayment rights and the effective maturity was 4.2 years as of June 30, 2013 and 1.9 years as of December 31, 2012.
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
The changes in the carrying amount of goodwill are as follows (dollars in thousands):

	Ecova	Other	Accumulated Impairment Losses	Total
Balance as of December 31, 2012	$70,713	$12,979	$(7,733)	$75,959
Adjustments	803	—	—	803
Balance as of June 30, 2013	$71,516	$12,979	$(7,733)	$76,762
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

AVISTA CORPORATION

Intangible Assets
Amortization expense related to Intangible Assets was as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Intangible asset amortization	$3,098	$2,558	$5,677	$4,655
The following table details the estimated amortization expense related to Intangible Assets for each of the five years ending December 31 (dollars in thousands):

	2013	2014	2015	2016	2017
Estimated amortization expense	$4,961	$10,180	$8,204	$7,087	$6,193
The gross carrying amount and accumulated amortization of Intangible Assets as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2013	2012
Client backlog and relationships	6 - 12 years	$33,559	$32,059
Software development costs	3 - 5 years	36,815	33,990
Other	1 - 12 years	3,343	6,237
Total intangible assets		73,717	72,286
Client relationships accumulated amortization		(10,177)	(7,793)
Software development costs accumulated amortization		(19,024)	(16,557)
Other accumulated amortization		(2,059)	(1,680)
Total accumulated amortization		(31,260)	(26,030)
Total intangible assets - net		$42,457	$46,256
Of the total net intangible assets above, intangible assets associated with Ecova represent approximately $41.7 million and $45.4 million at June 30, 2013 and December 31, 2012, respectively.
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

AVISTA CORPORATION

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
Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently included in rates, but expected to be recovered or refunded in the future) are reflected as deferred charges or credits on the Condensed Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Condensed Consolidated Statements of Income until the period during which matching revenues are recognized. If at some point in the future the Company determines that it no longer meets the criteria for continued application of regulatory accounting practices for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets, and

•	precluded from the future deferral of costs not recovered through rates at the time such costs are incurred, even if the Company expected to recover such costs in the future.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $(3,500) and $(3,698), respectively	$(6,500)	$(6,867)
Unrealized gain (loss) on securities available for sale - net of taxes of $(668) and $99, respectively	(1,136)	167
Total accumulated other comprehensive loss	$(7,636)	$(6,700)
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2013 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in Statement of Income
Realized gains on investment securities	$16	$18	Other income-net
	16	18	Total before tax
	(6)	(7)	Tax expense
	$10	$11	Net of tax
Amortization of defined benefit pension items
Amortization of net loss	$(4,891)	$(9,782)	(a)
Adjustment due to effects of regulation	4,609	9,217	(a)
	(282)	(565)	Total before tax
	99	198	Tax benefit
	$(183)	$(367)	Net of tax

AVISTA CORPORATION

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
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
Voluntary Severance Incentive Program
At December 31, 2012, the Company accrued total severance costs of $7.3 million (pre-tax) related to the voluntary termination of 55 employees. The total severance costs were made up of the severance payments and the related payroll taxes and employee benefit costs. All terminations under the voluntary severance incentive program were completed by December 31, 2012. The cost of the program was recognized as expense during the fourth quarter of 2012 and severance pay was distributed in a single lump sum cash payment to each participant during January 2013. As of June 30, 2013, there was no remaining liability accrued.
Correction of an Immaterial Error
Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2012, the Company's management identified certain employee-related operating expenses, dues and donations, and other operating expenses totaling $2.3 million and $4.6 million for the three and six months ended June 30, 2012, respectively, which had been erroneously included in “Other expense-net” in the previously issued financial statements rather than as a reduction to “Income from operations.” Accordingly, such classification has been corrected in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 by including these costs within “Other” operating expenses. The restated items are also reflected in the information presented in Note 12, Information by Business Segments. Such items had no effect on net income or earnings per share.
Reclassifications
Certain prior year amounts on the Company's Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. In the current year Condensed Consolidated Statements of Income, Ecova operating revenues and operating expenses have been reclassified to separate line items. Previously, such amounts had been classified within the line items captioned "Other non-utility revenues" and “Other non-utility operating expenses,” respectively. Also, see Note 1, “Other Income-Net” concerning a corrective reclassification made to certain 2012 operating expenses. In the current year Condensed Consolidated Statements of Cash Flows, "Amortization of investment in exchange power," "Stock-based compensation expense," "Pension and other postretirement benefit expense" and "Amortization of Spokane Energy contract" have been added as their own line items. These were previously included in "Other" in the operating activities section.
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

AVISTA CORPORATION

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
Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $309 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.
Palouse Wind Power Purchase Agreement
In June 2011, the Company entered into a 30-year PPA with Palouse Wind, LLC (Palouse Wind), an affiliate of First Wind Holdings, LLC. The PPA relates to a wind project that was developed by Palouse Wind in Whitman County, Washington and under the terms of the PPA, the Company acquires all of the power and renewable attributes produced by the wind project for a fixed price per MWh, which escalates annually, without consideration for market fluctuations. The wind project has a nameplate capacity of approximately 105 MW and is expected to produce approximately 40 aMW annually. The project was completed and energy deliveries began during the fourth quarter of 2012. Under the PPA, the Company has an annual option to purchase the wind project following the 10th anniversary of the commercial operation date at a fixed price determined under the contract.
The Company evaluated this agreement to determine if it has a variable interest which must be consolidated. Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Palouse Wind facility due to the fact that it pays a fixed price per MWh, which represents the only financial obligation, and does not have any input into the management of the day-to-day operations of the facility. Accordingly, Palouse Wind is not included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $567 million under the PPA (representing the charges associated with purchasing the energy and renewable attributes through 2042) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.
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

AVISTA CORPORATION

The following details redeemable noncontrolling interests as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Stock options and other outstanding redeemable stock	$7,817	$4,938
On January 31, 2012, Ecova acquired all of the capital stock of LPB Energy Management (LPB), a Dallas, Texas-based energy management company. The cash paid for the acquisition of LPB of $50.6 million was funded by Ecova through $25.0 million of borrowings under its committed credit agreement, a $20.0 million equity infusion from existing shareholders (including Avista Capital and the other owners of Ecova), and available cash. The acquired assets and assumed liabilities of LPB were recorded at their respective estimated fair values as of the date of acquisition. Assets recorded include the following: accounts receivable of $2.5 million, goodwill of $34.0 million, client backlog of $8.2 million (estimated amortization period of 6 years), client relationships of $6.3 million (estimated amortization period of 6 years) and internal use software of $2.5 million (estimated amortization period of 3 to 5 years). These intangible assets are included in intangible assets on the Condensed Consolidated Balance Sheet. Included in the goodwill amount is $1.1 million attributable to assembled workforce that is deductible and will be amortized for tax purposes over a 15-year period and is subject to impairment review annually. The results of operations of LPB are included in the condensed consolidated financial statements beginning February 1, 2012. The sellers of LPB did not receive additional purchase price payments in 2012; however, they have the potential to receive additional purchase price payments of $1.0 million in 2013 and $1.5 million in 2014. These payments are contingent upon reaching certain revenue thresholds for certain customer contracts. As of June 30, 2013, Ecova has recorded a contingent liability of $0.3 million based on management's assessment of the probability of the revenue thresholds being achieved.
Pro forma disclosures reflecting the effects of Ecova’s acquisition are not presented, as the acquisition is not material to Avista Corp.’s condensed consolidated financial condition or results of operations.
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
The following table presents the underlying energy commodity derivative volumes as of June 30, 2013 that are expected to settle in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical MWH	Financial MWH	Physical mmBTUs	Financial mmBTUs
2013	555	1,923	13,910	61,099	270	2,164	1,973	45,646
2014	620	1,323	6,808	84,332	377	2,599	1,786	53,263
2015	379	982	3,768	55,920	254	1,463	—	46,840
2016	367	—	1,745	23,960	287	675	—	13,380
2017	366	—	225	—	286	—	—	—
Thereafter	583	—	—	—	443	—	—	—

(1)
Physical transactions represent commodity transactions where Avista Utilities will take delivery of either electricity or natural gas and financial transactions represent derivative instruments with no physical delivery, such as futures, swaps or options.

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

AVISTA CORPORATION

The following table summarizes the foreign currency hedges that the Company has entered into as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Number of contracts	26	20
Notional amount (in United States dollars)	$7,682	$12,621
Notional amount (in Canadian dollars)	7,938	12,502
Interest Rate Swap Agreements
Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.
The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Number of contracts	—	2
Notional amount	—	$85,000
Mandatory cash settlement date	—	June 2013
Number of contracts	2	2
Notional amount	$50,000	$50,000
Mandatory cash settlement date	October 2014	October 2014
Number of contracts	2	1
Notional amount	$45,000	$25,000
Mandatory cash settlement date	October 2015	October 2015
Number of contracts	1	—
Notional amount	$20,000	—
Mandatory cash settlement date	October 2016	—
In June 2013, the Company cash settled two interest rate swap contracts (notional amount of $85.0 million) and received a total of $2.9 million. The interest rate swap contracts were settled in connection with the pricing of $90.0 million of First Mortgage Bonds that is expected to occur during August 2013 (see Note 8). Upon settlement of the interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the life of the associated debt.

AVISTA CORPORATION

Derivative Instruments Summary
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2013 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) in Balance Sheet	Gross Assets Not Offset	Gross Liabilities Not Offset	Net Asset (Liability)
Foreign currency contracts	Other current liabilities	$1	$(135)	$—	$(134)	$—	$—	$(134)
Interest rate contracts	Other property and investments - net	21,120	—	—	21,120	—	—	21,120
Commodity contracts (1)	Current utility energy commodity derivative assets	2,840	(590)	—	2,250	—	—	2,250
Commodity contracts (1)	Non-current utility energy commodity derivative assets	615	(480)	—	135	—	—	135
Commodity contracts (1)	Current utility energy commodity derivative liabilities	36,517	(66,639)	7,749	(22,373)	—	—	(22,373)
Commodity contracts (1)	Other non-current liabilities and deferred credits	23,977	(55,700)	6,481	(25,242)	—	—	(25,242)
Total derivative instruments recorded on the balance sheet		$85,070	$(123,544)	$14,230	$(24,244)	$—	$—	$(24,244)
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

AVISTA CORPORATION

(1)
Avista Corp. has a master netting agreement that governs the transactions of multiple affiliated legal entities under this single master netting agreement. This master netting agreement allows for cross-commodity netting (i.e. netting physical power, physical natural gas, and financial transactions) and cross-affiliate netting for the parties to the agreement. Avista Corp. performs cross-commodity netting for each legal entity that is a party to the master netting agreement for presentation in the Condensed Consolidated Balance Sheets; however, Avista Corp. does not perform cross-affiliate netting because the Company believes that cross-affiliate netting may not be enforceable. Therefore, the requirements for cross-affiliate netting under ASC 210-20-45 are not applicable for Avista Corp. As of June 30, 2013, the gross assets and gross liabilities which were not netted under this master netting agreement were negligible.

Exposure to Demands for Collateral
The Company's derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement in the event of a downgrade in the Company's credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company's credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements. As of June 30, 2013, the Company had cash deposited as collateral of $24.5 million and letters of credit of $22.1 million outstanding related to its energy derivative contracts. The Condensed Consolidated Balance Sheet at June 30, 2013 reflects the offsetting of $14.2 million of cash collateral against net derivative positions where a legal right of offset exists.
Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an "investment grade" credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2013 was $26.5 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, the Company could be required to post $20.6 million of additional collateral to its counterparties.
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

AVISTA CORPORATION

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
NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $29.3 million in cash to the pension plan for the six months ended June 30, 2013. The Company expects to contribute $44 million in cash to the pension plan in 2013. The Company contributed $44 million in cash to the pension plan in 2012.
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

AVISTA CORPORATION

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Three months ended June 30:
Service cost	$4,743	$3,891	$1,032	$689
Interest cost	5,978	6,084	1,390	1,256
Expected return on plan assets	(6,900)	(5,950)	(400)	(375)
Transition obligation recognition	—	—	—	125
Amortization of prior service cost	75	75	(37)	(37)
Net loss recognition	3,222	3,021	1,426	1,252
Net periodic benefit cost	$7,118	$7,121	$3,411	$2,910
Six months ended June 30:
Service cost	$9,486	$7,682	$2,064	$1,378
Interest cost	11,956	12,193	2,780	2,537
Expected return on plan assets	(13,800)	(11,950)	(800)	(750)
Transition obligation recognition	—	—	—	250
Amortization of prior service cost	150	150	(74)	(74)
Net loss recognition	6,769	5,778	2,947	2,564
Net periodic benefit cost	$14,561	$13,853	$6,917	$5,905
NOTE 7. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400 million with an expiration date of February 2017. The committed line of credit is secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.
The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2013, the Company was in compliance with this covenant.
Balances outstanding and interest rates of borrowings under the Company’s revolving committed line of credit were as follows as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Borrowings outstanding at end of period	$95,500	$52,000
Letters of credit outstanding at end of period	$24,078	$35,885
Average interest rate on borrowings at end of period	1.11%	1.12%
As of June 30, 2013 the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
Ecova
Ecova has a $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. The credit agreement is secured by all of Ecova's assets excluding investments and funds held for clients.
The committed line of credit agreement contains customary covenants and default provisions, including a covenant which requires that Ecova's “Consolidated Total Funded Debt to EBITDA Ratio” (as defined in the credit agreement) must be 2.50 to 1.00 or less, with provisions in the credit agreement allowing for a temporary increase of this ratio if a qualified acquisition is consummated by Ecova. In addition, Ecova's “Consolidated Fixed Charge Coverage Ratio” (as defined in the credit agreement) must be greater than 1.50 to 1.00 as of the last day of any fiscal quarter. As of June 30, 2013, Ecova was in compliance with these covenants.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings under Ecova’s credit agreements were as follows as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Borrowings outstanding at end of period	$52,000	$54,000
Average interest rate on borrowings at end of period	2.20%	2.21%
As of June 30, 2013 the borrowings outstanding under Ecova's committed line of credit were classified as long-term borrowings under committed line of credit on the Condensed Consolidated Balance Sheet.
NOTE 8. LONG-TERM DEBT
The following details long-term debt outstanding as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Maturity		Interest	June 30,	December 31,
Year	Description	Rate	2013	2012
2013	First Mortgage Bonds	1.68%	$50,000	$50,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total secured long-term debt		1,336,700	1,336,700
	Other long-term debt and capital leases		4,733	5,092
	Settled interest rate swaps (3)		(24,118)	(27,900)
	Unamortized debt discount		(1,370)	(1,453)
	Total		1,315,945	1,312,439
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(50,320)	(50,372)
	Total long-term debt		$1,181,925	$1,178,367

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

AVISTA CORPORATION

remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.'s Condensed Consolidated Balance Sheet.

(3)
Upon settlement of interest rate swaps, these are recorded as a regulatory asset or liability and included as part of long-term debt above. They are amortized as a component of interest expense over the life of the associated debt and included as a part of the Company's cost of debt calculation for ratemaking purposes.

In August 2013, Avista Corp. expects to enter into a $90 million loan agreement with an institutional investor that matures in 2016. The loan agreement will be secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the loan agreement. The total net proceeds from the $90 million loan agreement will be used to refinance $50 million in First Mortgage Bonds maturing in December 2013, to repay a portion of the borrowings outstanding under the Company's $400 million line of credit and for general corporate purposes.
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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,092,485	$951,000	$1,164,639
Long-term debt (Level 3)	302,000	293,341	302,000	320,892
Nonrecourse long-term debt (Level 3)	25,474	27,058	32,803	35,297
Long-term debt to affiliated trusts (Level 3)	51,547	36,923	51,547	43,686
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
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2013
Assets:
Energy commodity derivatives	$—	$63,949	$—	$(61,564)	$2,385
Foreign currency derivatives	—	1	—	(1)	—
Interest rate swaps	—	21,120	—	—	21,120
Investments and funds held for clients:
Securities available for sale:
U.S. government agency	—	64,612	—	—	64,612
Municipal	—	3,565	—	—	3,565
Corporate fixed income – financial	—	3,005	—	—	3,005
Corporate fixed income – industrial	—	1,775	—	—	1,775
Certificate of deposits	—	1,012	—	—	1,012
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,037	—	—	—	2,037
Equity securities (2)	6,463	—	—	—	6,463
Total	$10,100	$159,039	$—	$(61,565)	$107,574
Liabilities:
Energy commodity derivatives	$—	$99,612	$—	$(75,794)	$23,818
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,022	—	1,022
Power exchange agreement	—	—	22,179	—	22,179
Power option agreement	—	—	596	—	596
Foreign currency derivatives	—	135	—	(1)	134
Total	$—	$99,747	$23,797	$(75,795)	$47,749

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2012
Assets:
Energy commodity derivatives	$—	$81,640	$—	$(76,408)	$5,232
Level 3 energy commodity derivatives:
Power exchange agreement	—	—	385	(385)	—
Foreign currency derivatives	—	7	—	(7)	—
Interest rate swaps	—	7,265	—	—	7,265
Investments and funds held for clients:
Money market funds	15,084	—	—	—	15,084
Securities available for sale:
U.S. government agency	—	48,496	—	—	48,496
Municipal	—	848	—	—	848
Corporate fixed income – financial	—	5,026	—	—	5,026
Corporate fixed income – industrial	—	3,936	—	—	3,936
Certificate of deposits	—	1,015	—	—	1,015
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,010	—	—	—	2,010
Equity securities (2)	5,955	—	—	—	5,955
Total	$24,649	$148,233	$385	$(76,800)	$96,467
Liabilities:
Energy commodity derivatives	$—	$119,390	$—	$(86,115)	$33,275
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,379	—	2,379
Power exchange agreement	—	—	19,077	(385)	18,692
Power option agreement	—	—	1,480	—	1,480
Foreign currency derivatives	—	34	—	(7)	27
Interest rate swaps	—	1,406	—	—	1,406
Total	$—	$120,830	$22,936	$(86,507)	$57,259

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

AVISTA CORPORATION

spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All securities available for sale were deemed Level 2.
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.7 million and $0.8 million as of June 30, 2013 and December 31, 2012.
Level 3 Fair Value
For the power exchange agreement, the Company compares the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which is based on the average operating and maintenance (O&M) charges from four surrogate nuclear power plants around the country for the current year. Because the nuclear power plant O&M charges are only known for one year, all forward years are estimated assuming an annual escalation. In addition to the forward price being estimated using unobservable inputs, the Company also estimates the volumes of the transactions that will take place in the future based on historical average transaction volumes per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the current year O&M charges for the surrogate plants is accompanied by a directionally similar change in O&M charges in future years. There is generally not a correlation between external market prices and the O&M charges used to develop the internal forward price.
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges, 2) estimated delivery volumes for years beyond 2013, and 3) volatility rates for periods beyond July 2016. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
For the natural gas commodity exchange agreement, the Company uses the same Level 2 brokered quotes described above; however, the Company also estimates the sales volumes (within contractual limits) as well as the timing of those transactions. Changing the timing of volume estimates changes the timing of sales, impacting which brokered quote is used. Because the brokered quotes can vary significantly from period to period, the unobservable estimates of the timing and volume of transactions can have a significant impact on the calculated fair value. The Company currently estimates volumes and timing of transactions based on a most likely scenario using historical data. Historically, the timing and volume of transactions have not been highly correlated with market prices and market volatility. As of June 30, 2013, all contractual purchases have been made by Avista Corp. under the natural gas commodity exchange agreement; therefore, the Company no longer estimates forward purchase volumes and forward purchase prices as these are not significant inputs to the calculation.

AVISTA CORPORATION

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2013 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable
	June 30, 2013	Technique	Input	Range
Power exchange agreement	$(22,179)	Surrogate facility pricing	O&M charges	$30.49-$53.82/MWh (1)
			Escalation factor	5% - 2013 to 2015
				3% - 2016 to 2019
			Transaction volumes	365,619 - 379,156 MWhs
Power option agreement	(596)	Black-Scholes- Merton	Strike price	$50.92/MWh - 2014
				$76.54/MWh - 2019
			Delivery volumes	128,491 - 287,147 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	(1,022)	Internally derived weighted average cost of gas	Forward purchase prices	(3)

			Forward sales prices	$3.55 - $4.08/mmBTU
			Purchase volumes	(3)
			Sales volumes	139,980 - 310,000 mmBTUs
(1) The average O&M charges for 2012 were $40.87 per MWh.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.28 for 2013 to 0.21 in July 2016.

(3)
As of June 30, 2013, all contractual purchases have been made by Avista Corp. under the natural gas exchange agreement; therefore, the Company no longer estimates forward purchase volumes and forward purchase prices as these are not significant inputs to the calculation.

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended June 30, 2013:
Balance as of April 1, 2013	$(1,991)	$(16,463)	$(1,200)	$(19,654)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	1,057	(6,272)	604	(4,611)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(88)	556	—	468
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2013	$(1,022)	$(22,179)	$(596)	$(23,797)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended June 30, 2012:
Balance as of April 1, 2012	$(2,354)	$(18,572)	$(987)	$(21,913)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	(162)	6,909	(769)	5,978
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(211)	1,225	—	1,014
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2012	$(2,727)	$(10,438)	$(1,756)	$(14,921)
Six months ended June 30, 2013:
Balance as of January 1, 2013	$(2,379)	$(18,692)	$(1,480)	$(22,551)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	1,807	(6,248)	884	(3,557)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(450)	2,761	—	2,311
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2013	$(1,022)	$(22,179)	$(596)	$(23,797)
Six months ended June 30, 2012:
Balance as of January 1, 2012	$(1,688)	$(9,910)	$(1,260)	$(12,858)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	13	(4,778)	(496)	(5,261)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(1,052)	4,250	—	3,198
Transfers from other categories	—	—	—	—
Ending balance as of June 30, 2012	$(2,727)	$(10,438)	$(1,756)	$(14,921)

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

AVISTA CORPORATION

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation shareholders for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Avista Corporation shareholders	$25,657	$18,178	$67,998	$56,566
Subsidiary earnings adjustment for dilutive securities	(39)	(47)	(82)	(9)
Adjusted net income attributable to Avista Corporation shareholders for computation of diluted earnings per common share	$25,618	$18,131	$67,916	$56,557
Denominator:
Weighted-average number of common shares outstanding-basic	59,937	58,702	59,926	58,642
Effect of dilutive securities:
Performance and restricted stock awards	25	211	28	277
Stock options	—	11	—	18
Weighted-average number of common shares outstanding-diluted	59,962	58,924	59,954	58,937
Earnings per common share attributable to Avista Corporation shareholders:
Basic	$0.43	$0.31	$1.13	$0.96
Diluted	$0.43	$0.31	$1.13	$0.96
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
The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX. As a result, Avista Energy has not been paid for all of its energy sales during the Refund Period. Those funds are now in escrow accounts and will not be released until the FERC issues an order directing such release in the California refund proceeding. The CalISO continues to work on its compliance filing for the Refund Period, which will show “who owes what to whom.” In July 2011, the FERC accepted the preparatory rerun compliance filings by the CalPX and CalISO, and responded to the CalPX request for guidance on issues related to completing the final determination of “who owes what to whom.” The FERC directed both the CalISO and the CalPX to prepare and submit to the FERC their final refund rerun compliance filings. The FERC's order also directed the CalPX to pay past due principal amounts to governmental entities. In February 2012, the FERC denied the challenges made to the July 2011 order by the California AG, the CPUC, PG&E and SCE. As of June 30, 2013, Avista Energy's accounts receivable outstanding related to defaulting parties in California were fully offset by reserves for uncollected amounts and funds collected from the defaulting parties.
In August 2006, the Ninth Circuit upheld October 2, 2000 as the refund effective date for the FPA section 206 refund proceeding, but remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to that date. In an order issued in May 2011, the FERC clarified the issues set for hearing for the period May 1, 2000 - October 1, 2000 (Summer Period): (1) which market practices and behaviors constitute a violation of the then-current CalISO, CalPX, and individual seller's tariffs and FERC orders; (2) whether any of the sellers named as respondents in this proceeding engaged in those tariff violations; and (3) whether any such tariff violations affected the market clearing price. The FERC also gave the California Parties an opportunity to show that exchange transactions with the CalISO during the Refund Period were not just and reasonable. Avista Energy had one exchange transaction with the CalISO during the Refund Period. The California AG, the CPUC, PG&E and SCE filed for rehearing of the FERC's May 2011 order, arguing that it improperly denies them a market-wide remedy for the pre-refund period. That request for rehearing was denied in an order issued by the FERC on November 2, 2012. The California AG, the CPUC, PG&E and SCE filed a petition for review of the May 2011 and November 2012 orders with the Ninth Circuit on November 7, 2012.
A FERC hearing commenced on April 11, 2012 and concluded on July 19, 2012. On August 27, 2012, the Presiding Administrative Law Judge (ALJ) issued a partial initial decision granting Avista Utilities' motion for summary disposition, based on the stipulation by the California Parties that there are no allegations of tariff violations made against Avista Utilities in this proceeding and therefore no tariff violations by Avista Utilities that affected the market clearing price in any hour during the Summer Period. On November 2, 2012, the FERC issued an order affirming the partial initial decision and dismissing Avista Utilities from the proceeding, thereby terminating all claims against Avista Utilities for the Summer Period. In the same order, the FERC also held that a market-wide remedy would not be appropriate with regard to any respondent during the Summer Period. the FERC stated that it is clear that the Ninth Circuit did not mandate a specific remedy on remand and, instead, left it to the FERC's discretion to determine which remedy would be appropriate. On December 3, 2012, the California Parties filed a request for clarification and rehearing of the November 2, 2012 order. On February 15, 2013, the ALJ issued an initial decision finding that certain Respondents committed various tariff and other violations that affected the market clearing price in the California organized markets during the Summer Period. The tariff violations identified for Avista Energy are type II and III bidding violations; false export violations; and selling ancillary services without market-based rate authority. The initial decision did not discuss evidence offered by Avista Energy, on an hour-by-hour basis, rebutting the alleged violations. With respect to Avista Energy's one exchange transaction with the CalISO during the Refund Period, the judge made no findings with respect to the justness and reasonableness of that transaction, but nonetheless determined that Avista Energy owed approximately $0.2 million in refunds with regard to the transaction. Avista Energy filed its brief on exceptions to the initial decision on April 12, 2013. The California AG, the CPUC, PG&E and SCE filed a brief opposing exceptions on June 7, 2013.

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
Pacific Northwest Refund Proceeding
In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In August 2007, the Ninth Circuit found that the FERC, in denying the request for refunds, had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC's findings must be reevaluated in light of the evidence. In addition, the Ninth Circuit concluded that the FERC abused its discretion in denying potential relief for transactions involving energy that was purchased by California Energy Resources Scheduling (CERS) in the Pacific Northwest and ultimately consumed in California. The Ninth Circuit expressly declined to direct the FERC to grant refunds. The Ninth Circuit denied petitions for rehearing by various parties, and remanded the case to the FERC in April 2009.
On October 3, 2011, the FERC issued an Order on Remand, finding that, in light of the Ninth Circuit's remand order, additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest spot market during the period from December 25, 2000 through June 20, 2001. The Order on Remand establishes an evidentiary, trial-type hearing before an ALJ, and reopens the record to permit parties to present evidence of unlawful market activity. The Order on Remand also allows participants to supplement the record with additional evidence on CERS transactions in the Pacific Northwest spot market from January 18, 2001 to June 20, 2001. The Order on Remand states that parties seeking refunds must submit evidence demonstrating that specific unlawful market activity occurred, and must demonstrate that such activity directly affected negotiations with respect to the specific contract rate about which they complain. Simply alleging a general link between the dysfunctional spot market in California and the Pacific Northwest spot market will not be sufficient to establish a causal connection between a particular seller's alleged unlawful activities and the specific contract negotiations at issue.
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
On April 5, 2013, the FERC issued an Order on Rehearing of the October 3, 2011 Order on Remand. The Order on Rehearing reaffirmed the rulings in the Order on Remand about the scope of the hearing and permissible evidence, rejecting various challenges by the claimants. The Order on Rehearing expanded the temporal scope of the proceeding to permit parties to submit evidence on transactions during the period from January 1, 2000 through and including June 20, 2001.
On April 17, 2013, the Chief ALJ issued an order adopting the recommendations of the Presiding ALJ that, in light of the FERC's April 5, 2013 Order on Rehearing, the hearing date should be continued until August 27, 2013 to accommodate the need for additional discovery and filing of testimony related to the expanded scope of the proceeding. Seattle is the only claimant affected by this ruling.
On April 11, 2013, the California Parties filed a petition for review of the October 3, 2011 Order on Remand and the April 5, 2013 Order on Rehearing, in the Ninth Circuit. Seattle filed a petition for review of the same orders on April 26, 2013. On May 22, 2013, the Ninth Circuit issued an order consolidating the California Parties' and Seattle's petitions for review with respect to the Order on Remand and the Order on Rehearing.
Both Avista Utilities and Avista Energy were buyers and sellers of energy in the Pacific Northwest energy market during the period between January 1, 2000 and June 20, 2001, and are subject to potential claims in this proceeding. If refunds are ordered by the FERC with regard to any particular contract, Avista Utilities and Avista Energy could be liable to make payments. The Company cannot predict the outcome of this proceeding or the amount of any refunds that Avista Utilities or Avista Energy could be ordered to make. Therefore, the Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company's results of operations, financial condition or cash flows.

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
Colstrip Generating Project - Complaint Alleging Water Pollution
In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs alleged that the holding ponds and remediation activities adversely impacted their property. They alleged contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also sought punitive damages, attorney's fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. In October 2011 the court issued an order which enforces the settlement agreement. The plaintiffs subsequently appealed the court's decision and, on December 31, 2012, the Montana Supreme Court issued its decision, holding that the District Court properly granted the motion to enforce the settlement agreement. A petition for rehearing before the Supreme Court was denied on February 5, 2013. A motion to dismiss the case is pending, subject to the final distribution of settlement proceeds. Under the settlement, Avista Corp.'s portion of payment (which was accrued in 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows.
Sierra Club and Montana Environmental Information Center Litigation
On March 6, 2013, the Sierra Club and Montana Environmental Information Center (MEIC) (collectively "Plaintiffs"), filed a Complaint (Complaint) in the United States District Court for the District of Montana, Billings Division, against the owners of the Colstrip Generating Project (Colstrip). Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The other Colstrip co-owners are PPL Montana, Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp. The Complaint alleges certain violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements. The Plaintiffs request that the Court grant injunctive and declaratory relief, impose civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require payment of Plaintiffs' costs of litigation and attorney fees.
On May 3, 2013, the Colstrip owners and operator filed a partial motion to dismiss, seeking dismissal of 36 of the 39 claims. The Plaintiffs filed their opposition on May 31, 2013, and the owners and operator filed their reply on June 21, 2013. On July 17, 2013, the Court held a preliminary pretrial conference, and on July 18, 2013, the Court issued an Order establishing a procedural schedule and deadlines.
On July 27, 2013, Avista Corp. received a Notice of Intent (Notice) addressed to the Colstrip co-owners from MEIC, on behalf of MEIC and the Sierra Club, stating that they will seek to amend the complaint discussed above. The Notice alleges additional violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements related to items disclosed to MEIC and the Sierra Club under a Protective Order in the case described above. As in prior notices, this Notice states the

AVISTA CORPORATION

Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of the Sierra Club's and MEIC's costs of litigation and attorney's fees. Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date. MEIC states that they are not required to provide such Notice prior to seeking to amend the existing complaint, but that it is doing so as “a courtesy and in an abundance of caution.” Due to the preliminary nature of the lawsuit, Avista Corp. cannot at this time predict the outcome of the matter.
Harbor Oil Inc. Site
Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. The initial indication from the EPA, which placed the site on the National Priority List (NPL), was that the site may be contaminated with PCBs, petroleum hydrocarbons, chlorinated solvents and heavy metals. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). The draft final RI/FS was submitted to the EPA in December 2011 and was accepted as pre-final in March 2012. The EPA issued a notice of its plan to make a finding of No Further Action in November 2012. On June 28, 2013, the EPA issued a Record of Decision (ROD) which proposes the “No Action Alternative” for the site. The EPA has previously stated that it will next propose removal of the site from the NPL. Based on the review of its records related to Harbor Oil, the Company does not believe it is a significant contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. As such, and in light of the EPA's ROD, the Company does not expect that this matter will have a material effect on its financial condition, results of operations or cash flows. The Company has expensed its share of the RI/FS ($0.5 million) for this matter.
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
During 2013, through a collaborative process with key stakeholders, a decision was reached to not move forward with a capital project to address dissolved gas on the Spokane river. At the time of such decision, the Company had expended $1.4 million on the discontinued project. The IPUC and the UTC approved the recovery of licensing costs through the general rate case settlements in 2009. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs (including the discontinued project) related to implementing the license for the Spokane River Project.
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

AVISTA CORPORATION

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
Fish Passage at Cabinet Gorge and Noxon Rapids
In 1999, the USFWS listed bull trout as threatened under the Endangered Species Act. The Clark Fork Settlement Agreement describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company evaluated the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies led, in part, to the decision to move forward with development of permanent facilities, among other bull trout enhancement efforts. Fishway designs for Cabinet Gorge are still being finalized. Construction cost estimates and schedules will be developed later in 2013. Fishway design for Noxon Rapids has also been initiated, and is still in early stages.
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
Aluminum Recycling Site
In October 2009, the Company (through its subsidiary Pentzer Venture Holdings II, Inc. (Pentzer)) received notice from Ecology proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act (MTCA), under Washington state law. Pentzer owns property that adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by Ecology as “Aluminum Recycling - Trentwood.” Operators of the UPR property maintained piles of aluminum dross, which designate as a state-only dangerous waste in Washington State. In the course of its business, the operators placed a portion of the aluminum dross pile on the property owned by Pentzer. Pentzer does not believe it is a contributor to any environmental contamination associated with the dross pile, and submitted a response to Ecology's proposed findings in November 2009. In December 2009, Pentzer received notice from Ecology that it had been designated as a potentially liable party for any hazardous substances located on this site. UPR completed a Remedial Investigation/Feasibility Study during 2011, which was approved by Ecology in 2012. In the second quarter of 2013, the Company completed an agreement with UPR which resolves all liability related to the MTCA action. Through Pentzer Corporation, a wholly-owned subsidiary of the Company, the Company made a one-time payment of $0.1 million and UPR has taken full responsibility for the cleanup activities at the site. Based on information currently known to the Company's management, the Company believes any potential liability related to the site has been resolved, and does not expect this issue will have a material effect on its financial condition, results of operations or cash flows.
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Ecova	Other	Total Non-Utility	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2013:
Operating revenues	$298,169	$44,560	$9,769	$54,329	$(450)	$352,048
Resource costs	126,511	—	—	—	—	126,511
Other operating expenses	65,784	37,716	9,865	47,581	(450)	112,915
Depreciation and amortization	29,025	4,072	175	4,247	—	33,272
Income from operations	55,240	2,772	(270)	2,502	—	57,742
Interest expense (2)	19,028	423	603	1,026	(76)	19,978
Income taxes	14,553	1,102	(243)	859	—	15,412
Net income (loss) attributable to Avista Corporation shareholders	24,568	1,521	(432)	1,089	—	25,657
Capital expenditures	74,699	435	90	525	—	75,224
For the three months ended June 30, 2012:
Operating revenues	$293,765	$40,080	$10,190	$50,270	$(450)	$343,585
Resource costs	135,992	—	—	—	—	135,992
Other operating expenses (3)	64,981	34,750	10,532	45,282	(450)	109,813
Depreciation and amortization	27,754	3,359	212	3,571	—	31,325
Income from operations (3)	44,603	1,971	(554)	1,417	—	46,020
Interest expense (2)	18,101	411	902	1,313	(89)	19,325
Income taxes	10,108	805	(553)	252	—	10,360
Net income (loss) attributable to Avista Corporation shareholders	18,020	1,149	(991)	158	—	18,178
Capital expenditures	62,705	1,083	39	1,122	—	63,827
For the six months ended June 30, 2013:
Operating revenues	$729,746	$86,967	$19,141	$106,108	$(900)	$834,954
Resource costs	356,141	—	—	—	—	356,141
Other operating expenses	131,228	73,706	19,660	93,366	(900)	223,694
Depreciation and amortization	56,960	7,565	365	7,930	—	64,890
Income from operations	137,991	5,696	(883)	4,813	—	142,804
Interest expense (2)	37,798	867	1,276	2,143	(153)	39,788
Income taxes	39,333	2,086	(771)	1,315	—	40,648
Net income (loss) attributable to Avista Corporation shareholders	66,818	2,719	(1,539)	1,180	—	67,998
Capital expenditures	145,344	1,229	115	1,344	—	146,688
For the six months ended June 30, 2012:
Operating revenues	$699,675	$77,090	$19,977	$97,067	$(900)	$795,842
Resource costs	347,004	—	—	—	—	347,004
Other operating expenses (3)	130,303	70,524	19,249	89,773	(900)	219,176
Depreciation and amortization	55,072	6,195	380	6,575	—	61,647
Income from operations (3)	121,695	371	348	719	—	122,414
Interest expense (2)	36,147	771	1,867	2,638	(183)	38,602
Income taxes	31,835	423	(760)	(337)	—	31,498
Net income (loss) attributable to Avista Corporation shareholders	57,497	322	(1,253)	(931)	—	56,566
Capital expenditures	120,476	2,225	41	2,266	—	122,742
Total Assets:
As of June 30, 2013:	$3,911,203	$346,424	$90,169	$436,593	$—	$4,347,796
As of December 31, 2012:	$3,894,821	$322,720	$95,638	$418,358	$—	$4,313,179

(1)
Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

(3)
Includes a correction of an immaterial error related to the reclassification of certain operating expenses from other expense-net to utility and non-utility other operating expenses and utility taxes other than income taxes. This correction did not have an impact on net income or earnings per share. See Note 1 for further information regarding this reclassification.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of equity and redeemable noncontrolling interests, and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
August 7, 2013

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

•
Ecova – an indirect subsidiary of Avista Corp. (79.0 percent owned as of June 30, 2013) provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova's service lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

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
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Avista Utilities	$24,568	$18,020	$66,818	$57,497
Ecova	1,521	1,149	2,719	322
Other	(432)	(991)	(1,539)	(1,253)
Net income attributable to Avista Corporation shareholders	$25,657	$18,178	$67,998	$56,566
Executive Level Summary
Overall
Net income attributable to Avista Corporation shareholders was $25.7 million for the three months ended June 30, 2013, an increase from $18.2 million for the three months ended June 30, 2012. This was due to an increase in earnings at Avista Utilities and Ecova. Earnings at Avista Utilities increased primarily due to the implementation of general rate increases in Washington, the net benefit from the settlement with Bonneville and warmer weather that increased cooling loads, partially offset by expected increases in depreciation and amortization, and taxes other than income taxes. Net income at Ecova increased due to increased revenue associated with new services and higher volumes in expense and data management services and energy management services, partially offset by increases in other operating expenses and depreciation and amortization. These results, including a quantification of their respective impacts, are discussed in detail below.
Net income attributable to Avista Corporation shareholders was $68.0 million for the six months ended June 30, 2013, an increase from $56.6 million for the six months ended June 30, 2012. This was due to an increase in earnings at Avista Utilities and Ecova. Earnings at Avista Utilities increased primarily due to the implementation of general rate increases in Washington and the net benefit from the settlement with Bonneville, partially offset by expected increases in depreciation and amortization, and taxes other than income taxes. Net income at Ecova increased due to increased revenue associated with new services and higher volumes in expense and data management services and energy management services. This was partially offset by higher other operating expenses and increased depreciation and amortization. These results, including a quantification of their respective impacts, are discussed in detail below.
Avista Utilities
Avista Utilities is our most significant business segment. Our utility financial performance is dependent upon, among other things:

•	weather conditions,

•	regulatory decisions, allowing our utility to recover costs, including purchased power and fuel costs, on a timely basis, and to earn a reasonable return on investment,

•	the price of natural gas in the wholesale market, including the effect on the price of fuel for generation,

AVISTA CORPORATION

•	the price of electricity in the wholesale market, including the effects of weather conditions, natural gas prices and other factors affecting supply and demand, and

•	the reliability and availability of our generating resources.
In our utility operations, we regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. General rate increases went into effect in Washington on January 1, 2012 and January 1, 2013, and in Oregon effective June 1, 2012. In March 2013, the IPUC approved a settlement agreement in our Idaho general rate cases, which were originally filed on October 11, 2012, that provides for a natural gas rate increase effective April 1, 2013, and electric and natural gas rate increases effective October 1, 2013 (see further discussion below under "Idaho General Rate Cases"). In December 2012, the UTC approved a settlement agreement in our Washington general rate cases, which were originally filed on April 2, 2012, that provides for electric and natural gas rate increases effective January 1, 2013 and January 1, 2014 (see further discussion below under "Washington General Rate Cases").
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $145.3 million for the six months ended June 30, 2013. We expect utility capital expenditures to be about $270 million for 2013 and $260 million for each of 2014 and 2015. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Avista Utilities Capital Expenditures”).
An agreement with one of our largest electric customers, which consumes approximately 100 aMWs per year, expired on June 30, 2013. We negotiated a new agreement with this customer that became effective on July 1, 2013 which has a five-year term. A Joint Application requesting approval of the new agreement was approved by the IPUC on June 28, 2013. Under the new agreement, we expect a decrease in annual power sales to this customer of approximately $21 million and a resulting decrease in resource costs of approximately $19 million. According to the approved Joint Application, any change in revenues and expenses associated with the new agreement, as compared with the revenues and expenses included in the last rate case for this customer, will be tracked through the PCA in Idaho at 100 percent, so that we expect no impact on our earnings from the new agreement.
We own a 15 percent interest in Units 3 and 4 of the Colstrip Generating Plant in southeastern Montana, a coal-fired facility which is operated by PPL Montana, LLC. On July 1, 2013, an unplanned outage occurred to Colstrip Unit 4, with identified damage to the stator and rotor assembly. Initial engineering estimates show the unit could be out of service for at least six months and the estimate for total repair costs is approximately $30 million, including labor costs, which will be shared proportionately among all the owners. While the split between capital and operating expense has not been fully determined, it is likely that a portion of the repair costs will be capitalized. The plant operator carries property damage insurance coverage on behalf of the owners and has advised us that it is planning to file claims for potential insurance recovery of the repair work. There is a $2.5 million deductible for each event that is allocated proportionately among all the owners.
The lost generation of Colstrip Unit 4 will result in a combination of lower surplus wholesale sales for us and increased thermal fuel costs or purchased power costs to replace the energy, which will result in increased net power supply costs. Our initial estimates show an increase in power supply costs of approximately $12 million system-wide for the remainder of 2013 as a result of the outage. All of the additional costs will be included in the ERM in Washington and the PCA in Idaho. After consideration of the impacts of the two recovery mechanisms and the sharing between us and our customers, the outage is estimated to have a negative impact on gross margin (operating revenues less resource costs) in the range of approximately $6 million to $7 million for the remainder of 2013. In addition, there is a provision associated with the ERM that if the Colstrip Generating Plant drops below a 70 percent availability factor for the year, an automatic prudence review surrounding the cause of the outage and the costs to replace the lost power will be performed by the UTC.
Ecova
Ecova plans to continue to grow organically and possibly through strategic acquisitions. Ecova's acquisitions after 2008 have been funded through internally generated cash, borrowings under Ecova's credit facility and an equity infusion from existing shareholders. If Ecova's capital needs exceed its credit facility capacity or management determines a different capital structure is necessary, Ecova may require additional equity infusions from existing shareholders and/or new funding sources.
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
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400 million with an expiration date of February 2017. As of June 30, 2013, there were $95.5 million of cash borrowings and $24.1 million in letters of credit outstanding leaving $280.4 million of available liquidity under this line of credit.
Ecova has a $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. As of June 30, 2013, Ecova had $52.0 million of borrowings outstanding under its committed line of credit agreement. Based on certain covenant conditions contained in the credit agreement, at June 30, 2013, Ecova could borrow an additional $17.3 million and still be compliant with its covenants. The covenant restrictions are calculated on a rolling twelve month basis, so this additional borrowing capacity could increase or decrease or Ecova could be required to pay down the outstanding debt as future results change. See further discussion of the specific covenants below under "Ecova Credit Agreement."
There are $50.0 million in First Mortgage Bonds maturing in December 2013. In August 2013, we expect to enter into a $90.0 million loan agreement with an institutional investor that matures in 2016.
In August 2012, we entered into two sales agency agreements under which we may issue up to 2.7 million shares of our common stock from time to time. In 2013, we have not sold any shares under these agreements. As of June 30, 2013, we had 1.8 million shares available to be issued under these agreements.
During 2013, we expect to issue up to $50.0 million of common stock in order to maintain our capital structure at an appropriate level for our business. After considering the issuances of long-term debt and common stock during 2013, we expect net cash flows from operating activities, together with cash available under our $400 million committed line of credit agreement, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Avista Utilities – Regulatory Matters
General Rate Cases
We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	provide for recovery of operating costs and capital investments, and

•	provide the opportunity to improve our earned returns as allowed by regulators.
With regards to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items. We filed general rate cases in Washington in April 2012 (which were settled with new rates effective January 1, 2013 and January 1, 2014) and Idaho in October 2012 (which were settled with new rates effective April 1, 2013 and October 1, 2013). We plan to file a general rate case in Oregon during the third quarter of 2013.
Washington General Rate Cases
A settlement agreement approved by the UTC in December 2011 regarding electric and natural gas general rate cases filed in May 2011 provided for the deferral of certain generation plant maintenance costs. For 2011 and 2012 the Company compared actual, non-fuel, maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates, and deferred the difference. This deferral occurred each year, with no carrying charge, with deferred costs to be amortized over a four-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases would be the actual maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Washington were a regulatory asset of $3.5 million as of June 30, 2013 compared to $4.0 million as of December 31, 2012. As part of the settlement agreement in October 2012 to our latest general rate case discussed in further detail below, the parties have agreed that the maintenance cost deferral mechanism on these generation plants will terminate on December 31, 2012, with the four-year amortization of the 2011 and 2012 deferrals to conclude in 2015 and 2016, respectively.

AVISTA CORPORATION

In December 2012, the UTC approved a settlement agreement in our electric and natural gas general rate cases filed in April 2012. As agreed to in the settlement, effective January 1, 2013, base rates for our Washington electric customers increased by an overall 3.0 percent (designed to increase annual revenues by $13.6 million), and base rates for our Washington natural gas customers increased by an overall 3.6 percent (designed to increase annual revenues by $5.3 million). Under the settlement, a one-year credit of $4.4 million will be returned to electric customers from the existing ERM deferral balance so the net average electric rate increase to our customers in 2013 will be 2.0 percent. The credit to customers from the ERM balance will not impact our earnings.
The approved settlement also provides that, effective January 1, 2014, we will increase base rates for our Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $14.0 million), and for our Washington natural gas customers by an overall 0.9 percent (designed to increase annual revenues by $1.4 million). The settlement provides for a one-year credit of $9.0 million to electric customers from the then-existing ERM deferral balance, if such funds are available, so the net average electric rate increase to our customers effective January 1, 2014 will be 2.0 percent. The credit to customers from the ERM balance will not impact our earnings. The ERM rebate balance as of June 30, 2013 was $21.3 million.
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
In addition, in its Order, the UTC found that much of the approved base rate increases are justified by the planned capital expenditures necessary to upgrade and maintain our utility facilities. If these capital projects are not completed to a level that was contemplated in the original settlement agreement, this could result in base rates which are considered too high by the UTC. As a result, we must file capital expenditure progress reports with the UTC on a periodic basis so that the UTC can monitor the capital expenditures and ensure they are in line with those contemplated in the settlement agreement. We expect total utility capital expenditures among all jurisdictions to be approximately $270 million for 2013 and $260 million for each of 2014 and 2015, which is in line with the capital expenditures contemplated in the settlement agreement.
The settlement agreement provides for an authorized return on equity of 9.8 percent and an equity ratio of 47 percent, resulting in an overall rate of return on rate base of 7.64 percent.
Idaho General Rate Cases
A settlement agreement approved by the IPUC in September 2011 regarding electric and natural gas general rate cases filed in July 2011 provided for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, we are deferring certain changes in operation and maintenance costs related to the Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defer the difference from that currently authorized. The deferral occurs annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were regulatory assets of $2.5 million as of June 30, 2013 and $2.3 million as of December 31, 2012.
In March 2013, the IPUC approved a settlement agreement in our electric and natural gas general rate cases filed in October 2012. As agreed to in the settlement, new rates will be implemented in two phases: April 1, 2013 and October 1, 2013. Effective April 1, 2013, base rates increased for our Idaho natural gas customers by an overall 4.9 percent (designed to increase annual revenues by $3.1 million). There was no change in base electric rates on April 1, 2013. However, the settlement agreement provided for the recovery of the costs of the Palouse Wind Project through the PCA mechanism until these costs are reflected in base retail rates in our next general rate case.
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

AVISTA CORPORATION

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
Oregon General Rate Cases
We are in the process of developing a general rate case filing in Oregon and we plan to file during the third quarter of 2013.
Bonneville Power Administration Reimbursement and Reardan Wind Generation Project
On May 9, 2013, the UTC approved our Petition for an order authorizing certain accounting and ratemaking treatment related to two issues. The first issue relates to transmission revenues associated with a settlement between Avista Corp. and the Bonneville Power Administration (Bonneville), whereby Bonneville reimbursed the Company $11.7 million for Bonneville's past use of our transmission system. The second issue relates to $4.3 million of costs we incurred over the past several years for the development of a wind generation project site near Reardan, Washington. The UTC authorized us to retain $7.6 million of the Bonneville settlement payment, representing the entire portion of the settlement allocable to our Washington business. However, this amount will be deemed to first reimburse the Company for the $2.5 million of Reardan project costs that are allocable to the Company's Washington business, leaving $5.1 million to be retained for the benefit of shareholders.
Bonneville has agreed to pay $0.3 million monthly for the future use of our transmission system. We will separately track and defer for the customers' benefit, the Washington portion of these future revenue payments in 2013 and 2014 ($2.1 million annually), and will implement a one-year $4.2 million rate decrease for customers effective January 1, 2014 to partially offset our electric general rate increase effective January 1, 2014. To the extent actual revenues from Bonneville in 2013 and 2014 differ from those refunded to customers in 2014, the difference will be added to or subtracted from the ERM balance. In Idaho, under the terms of the approved rate case settlement, 90 percent of the portion of the BPA settlement allocable to our Idaho business ($4.1 million) will be credited back to customers over 15 months, beginning October 2013, and we are amortizing the Idaho portion of Reardan costs ($1.7 million, including $1.3 million of incurred costs and $0.4 million of equity-related AFUDC) over a two-year period, beginning April 2013.
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. Effective March 1, 2012, natural gas rates decreased 6.4 percent in Washington and 6.0 percent in Idaho. Effective October 1, 2012, natural gas rates decreased 3.1 percent in Idaho. Effective November 1, 2012, natural gas rates decreased 4.4 percent in Washington and 7.5 percent in Oregon. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs for supply that is not hedged. Total net deferred natural gas costs were a liability of $7.8 million as of June 30, 2013 and a liability of $6.9 million as of December 31, 2012.
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

AVISTA CORPORATION

Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $21.3 million as of June 30, 2013, compared to a liability of $22.2 million as of December 31, 2012, and these deferred power cost balances represent amounts due to customers. As part of the approved Washington general rate case settlement in December 2012, during 2013 a one-year credit of $4.4 million will be returned to electric customers from the existing ERM deferral balance to reduce the net average electric rate increase impact to customers in 2013. Additionally, during 2014 a one-year credit up to $9.0 million will be returned to electric customers from the then-existing ERM deferral balance, if such funds are available, so the net average electric rate increase impact to customers effective January 1, 2014 would also be reduced. The credits to customers from the ERM balances would not impact our net income.
The difference in net power supply costs under the ERM primarily results from changes in:

•	short-term wholesale market prices and sales and purchase volumes,

•	the level and availability of hydroelectric generation,

•	the level and availability of thermal generation (including changes in fuel prices),

•	the net value from optimization activities related to our generating resources, and

•	retail loads.
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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the UTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 28, 2013. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by UTC order. The 2012 ERM deferred power cost transactions were approved by an order from the UTC.
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
We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $5.3 million as of June 30, 2013 compared to a liability of $5.1 million as of December 31, 2012.

AVISTA CORPORATION

Natural Gas Safety Regulations
On February 3, 2012, President Obama signed into law the “Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011” mandating new regulations be created to address public safety concerns. Although comprehensive, a primary focus of this Act is to require review of natural gas transmission pipeline records for completeness. We have reviewed our records and found them to be approximately 96 percent complete. It is expected to cost an immaterial amount to remedy this deficiency. At this time, we have not established a completion date because further rulemaking on what is needed to bring our system in to compliance is still in progress.
Results of Operations
The following provides an overview of changes in our Condensed Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Ecova and the other businesses) that follow this section.
Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Utility revenues increased $4.4 million, after elimination of intracompany revenues of $31.9 million for the second quarter of 2013 and $12.4 million for the second quarter of 2012. Including intracompany revenues, electric revenues increased $24.3 million and natural gas revenues decreased $0.4 million. Wholesale electric revenues increased $15.7 million due an increase in sales volumes and prices and sales of fuel increased $3.5 million. Retail electric revenues increased $4.7 million primarily due to increased cooling loads due to warmer weather in May and June and increased usage at certain industrial customers that had temporary operational challenges in 2012. Retail natural gas revenues decreased $4.8 million due to a decreased loads as a result of warmer weather and a decrease in rates from PGAs, while wholesale natural gas revenues increased $3.9 million.
Ecova revenues increased $4.5 million to $44.6 million primarily as a result of an increase in revenues associated with new services, expense and data management services, and energy management services.
Utility resource costs decreased $9.5 million, after elimination of intracompany resource costs of $31.9 million for the second quarter of 2013 and $12.4 million for second quarter of 2012. Including intracompany resource costs, electric resource costs increased $10.0 million and natural gas resource costs increased $0.1 million. The increase in electric resource costs was primarily due to an increase in power purchased and fuel costs (due to higher thermal generation and higher natural gas fuel prices) and the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business. These were partially offset by decreased other regulatory amortizations due to the regulatory recognition of $7.6 million for the Washington portion of the Bonneville revenue for past use of our transmission system as approved by the UTC in May 2013.
Utility other operating expenses increased $0.8 million and was the result of increased production and gas distribution related operating and maintenance expenses, partially offset by decreases in administrative and general expenses which resulted from management initiatives to control the growth in operating costs, including the voluntary severance incentive plan implemented in the fourth quarter of 2012.
Utility depreciation and amortization increased $1.3 million driven by additions to utility plant.
Taxes other than income taxes increased $1.2 million primarily due to increased franchise and municipal related taxes.
Ecova other operating expenses increased $3.0 million primarily reflecting increased costs associated with new services and higher revenue volumes in expense and data management services.
Ecova depreciation and amortization increased $0.7 million primarily due to additions to software development costs and additional amortization of intangibles recorded in connection with Ecova's acquisitions.
Other non-utility operating expenses decreased $0.7 million primarily due to decreased legal costs associated with the previous operations of Avista Energy.
Interest expense increased $0.7 million primarily due to the issuance of long-term debt in November 2012 that increased the balance of long-term debt outstanding.
Other income-net increased $0.8 million primarily due to an increase in equity-related AFUDC of $0.5 million and an increase in gains on investments of $0.2 million (as compared to losses in the second quarter of 2012).
Income taxes increased $5.1 million and our effective tax rate was 37.5 percent for the second quarter of 2013 compared to 35.9 percent for the second quarter of 2012. The increase in expense was primarily due to an increase in income before income taxes. The increase in the effective tax rate was primarily due to our inability to utilize the Section 199 tax deduction during 2013.

AVISTA CORPORATION

Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Utility revenues increased $30.0 million, after elimination of intracompany revenues of $73.3 million for the six months ended June 30, 2013 and $40.0 million for the six months ended June 30, 2012. Including intracompany revenues, electric revenues increased $56.0 million and natural gas revenues increased $7.3 million. Wholesale electric revenues increased $30.8 million and sales of fuel increased $10.2 million. Other electric revenues increased $13.1 million primarily due to the receipt of revenue from Bonneville for past use of our electric transmission system. Retail electric revenues increased $1.9 million primarily due to increased usage at certain industrial customers that had temporary operational challenges in 2012, partially offset by a change in revenue mix and a decrease in retail rates from items that do not impact net income (including the ERM rebate). Retail natural gas revenues decreased $13.0 million primarily due to a decrease in rates from PGAs and a slight decrease in volumes, while wholesale natural gas revenues increased $19.3 million due to an increase prices, partially offset by a decrease in volumes.
Ecova revenues increased $9.9 million to $87.0 million primarily as a result of an increase in revenues associated with new services, expense and data management services, and energy management services.
Utility resource costs increased $9.1 million, after elimination of intracompany resource costs of $73.3 million for the six months ended June 30, 2013 and $40.0 million for the six months ended June 30, 2012. Including intracompany resource costs, electric resource costs increased $37.1 million and natural gas resource costs increased $5.4 million. The increase in electric resource costs was primarily due to an increase in power purchased, fuel costs (due to higher thermal generation and higher natural gas fuel prices), other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business. The increase in natural gas resource costs was primarily due to an increase in natural gas prices, partially offset by a decrease in volumes.
Utility other operating expenses increased $0.9 million as a result of increased production and gas distribution related operating and maintenance expenses, partially offset by decreases in administrative and general expenses which resulted from management initiatives to control the growth in operating costs, including the voluntary severance incentive plan implemented in the fourth quarter of 2012.
Utility depreciation and amortization increased $1.9 million driven by additions to utility plant.
Taxes other than income taxes increased $1.8 million primarily due to increased franchise and municipal related taxes.
Ecova other operating expenses increased $3.2 million primarily reflecting increased costs associated with new services and higher revenue volumes in expense and data management services, and these were partially offset by a decrease in integration and acquisition costs of $1.5 million, which Ecova incurred during the first quarter of 2012 and this did not reoccur during 2013.
Ecova depreciation and amortization increased $1.4 million primarily due to additions to software development costs and additional amortization of intangibles recorded in connection with Ecova's acquisitions.
Other non-utility operating expenses increased $0.4 million primarily due to increased costs associated with strategic investments and other miscellaneous operating expenses, partially offset by decreased legal costs associated with the previous operations of Avista Energy.
Interest expense increased $1.2 million primarily due to the issuance of long-term debt in November 2012 that increased the balance of long-term debt outstanding.
Other income-net increased $1.3 million primarily due to an increase in equity-related AFUDC of $1.0 million and a decrease in losses on investments (exclusive of impairments) of $0.8 million. These increases were offset by an impairment loss of $0.5 million pre-tax ($0.3 million after-tax) associated with our investment in an energy storage company recorded during the first quarter of 2013.
Income taxes increased $9.2 million and our effective tax rate was 37.1 percent for the six months ended June 30, 2013 compared to 35.7 percent for the six months ended June 30, 2012. The increase in expense was primarily due to an increase in income before income taxes. The increase in the effective tax rate was primarily due to our inability to utilize the Section 199 tax deduction during 2013.
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

AVISTA CORPORATION

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
Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Net income for Avista Utilities was $24.6 million for the second quarter of 2013, an increase from $18.0 million for the second quarter of 2012. Avista Utilities’ income from operations was $55.2 million for the second quarter of 2013, an increase from $44.6 million for the second quarter of 2012. The increase in net income and income from operations was primarily due to the implementation of general rate increases in Washington, the net benefit from the settlement with Bonneville and warmer weather that increased cooling loads, partially offset by expected increases in depreciation and amortization, and taxes other than income taxes.
The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues	$244,197	$219,847	$85,856	$86,281	$(31,884)	$(12,363)	$298,169	$293,765
Resource costs	98,719	88,768	59,676	59,587	(31,884)	(12,363)	126,511	135,992
Gross margin	$145,478	$131,079	$26,180	$26,694	$—	$—	$171,658	$157,773
Avista Utilities’ operating revenues increased $4.4 million and resource costs decreased $9.5 million, which resulted in an increase of $13.9 million in gross margin. The gross margin on electric sales increased $14.4 million and the gross margin on natural gas sales decreased $0.5 million. The increase in electric gross margin was primarily due to the Washington general rate increase, the net benefit from the settlement with Bonneville of $5.1 million and weather that was warmer than normal and the prior year which increased cooling loads in May and June. For the second quarter of 2013, we recognized a pre-tax benefit of $1.1 million under the ERM in Washington compared to $1.0 million for the second quarter of 2012. The slight decrease in natural gas gross margin was due to warmer weather, which reduced heating loads, partially offset by the Washington general rate increase.
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
The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2013	2012	2013	2012
Residential	$65,614	$63,460	747	722
Commercial	68,757	67,473	746	725
Industrial	31,018	29,766	551	517
Public street and highway lighting	1,863	1,823	7	7
Total retail	167,252	162,522	2,051	1,971
Wholesale	36,867	21,176	1,363	1,074
Sales of fuel	33,488	30,017	—	—
Other	6,590	6,132	—	—
Total	$244,197	$219,847	3,414	3,045
Retail electric revenues increased $4.7 million due to an increase in total MWhs sold (increased revenues $6.6 million), partially offset by a decrease in revenue per MWh (decreased revenues $1.9 million). Compared to the second quarter of 2012, residential electric use per customer increased 3 percent and commercial use per customer increased 2 percent. Cooling degree

AVISTA CORPORATION

days at Spokane were 34 percent above historical average for the second quarter of 2013, and 160 percent above the second quarter of 2012. The increase in total MWhs sold was also due to increased usage at certain industrial customers that had temporary operational challenges in 2012. The decrease in revenue per MWh was primarily due to a change in revenue mix, with a greater percentage of retail revenue from industrial customers, as well as other rate changes that do not impact gross margin (including the ERM rebate), and was partially offset by the Washington general rate increase.
Wholesale electric revenues increased $15.7 million due to an increase in sales volumes (increased revenues $7.8 million) and an increase in sales prices (increased revenues $7.9 million).
When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel increased $3.5 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities, as well as an increase in natural gas prices. For the second quarter of 2013, $26.3 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the second quarter of 2012, $2.1 million of these sales were made to our natural gas operations.
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
The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2013	2012	2013	2012
Residential	$30,340	$33,450	27,913	29,802
Commercial	15,057	16,664	17,595	18,618
Interruptible	515	483	1,084	927
Industrial	731	807	1,062	1,139
Total retail	46,643	51,404	47,654	50,486
Wholesale	35,436	31,492	94,997	154,731
Transportation	1,753	1,668	34,031	35,731
Other	2,024	1,717	75	91
Total	$85,856	$86,281	176,757	241,039
Retail natural gas revenues decreased $4.8 million due to lower retail rates (decreased revenues $2.0 million) and a decrease in volumes (decreased revenues $2.8 million). Lower retail rates were due to PGAs, partially offset by the Washington general rate case. We sold less retail natural gas in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to warmer weather. Compared to the second quarter of 2012, residential natural gas use per customer decreased 7 percent and commercial use per customer decreased 6 percent. Heating degree days at Spokane were 7 percent below historical average for the second quarter of 2013, and 4 percent below the second quarter of 2012. Heating degree days at Medford were 31 percent below historical average for the second quarter of 2013, and 19 percent below the second quarter of 2012.
Wholesale natural gas revenues increased $3.9 million due to an increase in prices (increased revenues $26.2 million), partially offset by a decrease in volumes (decreased revenues $22.3 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the second quarter of 2013, $5.6 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the second quarter of 2012, $10.3 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2013	2012	2013	2012
Residential	320,018	318,104	288,109	286,232
Commercial	40,126	39,814	33,986	33,775
Interruptible	—	—	36	36
Industrial	1,387	1,400	258	262
Public street and highway lighting	527	493	—	—
Total retail customers	362,058	359,811	322,389	320,305

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2013	2012
Electric resource costs:
Power purchased	$44,718	$38,573
Power cost amortizations, net	84	3,958
Fuel for generation	18,438	6,890
Other fuel costs	31,498	30,277
Other regulatory amortizations, net	(3,431)	4,630
Other electric resource costs	7,412	4,440
Total electric resource costs	98,719	88,768
Natural gas resource costs:
Natural gas purchased	60,856	57,459
Natural gas cost amortizations, net	(2,353)	767
Other regulatory amortizations, net	1,173	1,361
Total natural gas resource costs	59,676	59,587
Intracompany resource costs	(31,884)	(12,363)
Total resource costs	$126,511	$135,992
Power purchased increased $6.1 million due to an increase in the volume of power purchases (increased costs $2.6 million) and an increase in wholesale prices (increased costs $3.5 million).
Fuel for generation increased $11.5 million due to an increase in thermal generation and an increase in natural gas fuel prices.
Other fuel costs increased $1.2 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel is sold, the revenue generated from selling the fuel is included in the sales of fuel revenue line item above.
Electric other regulatory amortizations decreased $8.1 million primarily due to the regulatory recognition of $7.6 million for the Washington portion of the Bonneville revenue for past use of our transmission system as approved by the UTC in May 2013.
Other electric resource costs increased $3.0 million primarily due to the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business.
The expense for natural gas purchased increased $3.4 million due to an increase in the price of natural gas (increased costs $30.1 million), partially offset by a decrease in total therms purchased (decreased costs $26.7 million). Total therms purchased decreased due to a decrease in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, as well as a decrease in retail sales. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Net income for Avista Utilities was $66.8 million for the six months ended June 30, 2013, an increase from $57.5 million for the six months ended June 30, 2012. Avista Utilities’ income from operations was $138.0 million for the six months ended June 30, 2013, an increase from $121.7 million for the six months ended June 30, 2012. The increase in net income and income

AVISTA CORPORATION

from operations was primarily due to the implementation of general rate increases in Washington and the net benefit from the settlement with Bonneville, partially offset by expected increases in depreciation and amortization, and taxes other than income taxes.
The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues	$531,935	$475,903	$271,127	$263,781	$(73,316)	$(40,009)	$729,746	$699,675
Resource costs	243,782	206,700	185,675	180,313	(73,316)	(40,009)	356,141	347,004
Gross margin	$288,153	$269,203	$85,452	$83,468	$—	$—	$373,605	$352,671
Avista Utilities’ operating revenues increased $30.0 million and resource costs increased $9.1 million, which resulted in an increase of $20.9 million in gross margin. The gross margin on electric sales increased $18.9 million and the gross margin on natural gas sales increased $2.0 million. The increase in both electric and natural gas gross margin was primarily due to the Washington general rate increases. In addition, electric gross margin increased due to the net benefit from the settlement with Bonneville of $5.1 million. For the six months ended June 30, 2013, we recognized a pre-tax benefit of $4.1 million under the ERM in Washington compared to $5.1 million for the six months ended June 30, 2012.
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
The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2013	2012	2013	2012
Residential	$163,288	$162,228	1,856	1,841
Commercial	138,123	139,695	1,502	1,507
Industrial	60,585	58,232	1,082	1,014
Public street and highway lighting	3,677	3,607	13	13
Total retail	365,673	363,762	4,453	4,375
Wholesale	76,961	46,193	2,512	1,960
Sales of fuel	65,260	55,059	—	—
Other	24,041	10,889	—	—
Total	$531,935	$475,903	6,965	6,335
Retail electric revenues increased $1.9 million due to an increase in total MWhs sold (increased revenues $6.4 million), partially offset by a decrease in revenue per MWh (decreased revenues $4.5 million). The increase in total MWhs sold was primarily due to increased usage at certain industrial customers that had temporary operational challenges in 2012. Residential and commercial use per customer did not change significantly from 2012 to 2013 with lower usage in the first quarter offset by higher usage in the second quarter primarily due to weather. The decrease in revenue per MWh was primarily due to a change in revenue mix, with a greater percentage of retail revenue from industrial customers, as well as other rate changes that do not impact gross margin (including the ERM rebate), and was partially offset by the Washington general rate increase.
Wholesale electric revenues increased $30.8 million due to an increase in sales volumes (increased revenues $16.9 million) and an increase in sales prices (increased revenues $13.9 million).
When electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel increased $10.2 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities, as well as an increase in natural gas prices. For the six months ended June 30, 2013, $54.2 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the six months ended June 30, 2012, $18.9 million of these sales were made to our natural gas operations.

AVISTA CORPORATION

Other electric revenues increased $13.1 million primarily due to the receipt of $11.7 million of revenue from Bonneville for past use of our electric transmission system. See further information above at "Bonneville Power Administration Reimbursement and Reardan Wind Generation Project."
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
The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2013	2012	2013	2012
Residential	$110,294	$118,283	112,053	112,366
Commercial	54,440	59,289	66,049	66,915
Interruptible	1,260	1,233	2,664	2,312
Industrial	1,865	2,090	2,738	2,835
Total retail	167,859	180,895	183,504	184,428
Wholesale	95,134	75,832	258,388	312,667
Transportation	3,835	3,568	80,317	80,261
Other	4,299	3,486	282	272
Total	$271,127	$263,781	522,491	577,628
Retail natural gas revenues decreased $13.0 million primarily due to lower retail rates (decreased revenues $12.2 million) and a slight decrease in volumes (decreased revenues $0.8 million). Lower retail rates were due to PGAs, partially offset by the Washington general rate case. We sold less retail natural gas in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to warmer weather in May and June, partially offset by colder weather in January and February. Compared to the six months ended June 30, 2012, residential natural gas use per customer decreased 1 percent and commercial use per customer decreased 2 percent. Heating degree days at Spokane were 2 percent below historical average for the six months ended June 30, 2013, and slightly below the six months ended June 30, 2012. Heating degree days at Medford were 7 percent below historical average for the six months ended June 30, 2013, and 6 percent below the six months ended June 30, 2012.
Wholesale natural gas revenues increased $19.3 million due to an increase in prices (increased revenues $39.3 million), partially offset by a decrease in volumes (decreased revenues $20.0 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the six months ended June 30, 2013, $19.2 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the six months ended June 30, 2012, $21.1 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2013	2012	2013	2012
Residential	320,349	318,345	288,609	286,547
Commercial	40,111	39,809	34,030	33,798
Interruptible	—	—	37	37
Industrial	1,385	1,394	261	261
Public street and highway lighting	525	475	—	—
Total retail customers	362,370	360,023	322,937	320,643

AVISTA CORPORATION

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2013	2012
Electric resource costs:
Power purchased	$103,681	$89,866
Power cost amortizations, net	(437)	5,095
Fuel for generation	54,612	34,867
Other fuel costs	62,195	58,531
Other regulatory amortizations, net	11,463	9,171
Other electric resource costs	12,268	9,170
Total electric resource costs	243,782	206,700
Natural gas resource costs:
Natural gas purchased	180,759	171,414
Natural gas cost amortizations, net	767	3,727
Other regulatory amortizations, net	4,149	5,172
Total natural gas resource costs	185,675	180,313
Intracompany resource costs	(73,316)	(40,009)
Total resource costs	$356,141	$347,004
Power purchased increased $13.8 million due to an increase in the volume of power purchases (increased costs $9.4 million) and an increase in wholesale prices (increased costs $4.4 million).
Amortizations of net deferred power costs (resulting from over-collections) decreased electric resource costs by $0.4 million for the six months ended June 30, 2013 compared to an increase of $5.1 million to electric resource costs for the six months ended June 30, 2012. During the six months ended June 30, 2013, we refunded to customers $1.6 million of previously deferred power costs in Idaho through the PCA rebate. As part of the Washington rate case settlement implemented on January 1, 2013, we refunded to customers $1.9 million through an ERM rebate. During the six months ended June 30, 2013, actual power supply costs were below the amount included in base retail rates and we deferred $1.3 million in Washington and $1.7 million in Idaho for potential future rebate to customers.
Fuel for generation increased $19.7 million due to an increase in thermal generation and an increase in natural gas fuel prices.
Other fuel costs increased $3.7 million. This represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel is sold, the revenue generated from selling the fuel is included in the sales of fuel revenue line item above.
Electric other regulatory amortizations increased $2.3 million primarily due to the regulatory deferral of $3.9 million for the Idaho portion of the Bonneville revenue for future refund to our Idaho customers and $1.0 million of 2013 Bonneville revenue deferred for future rebate to our Washington customers. These increases were partially offset by a decrease in demand side management program costs.
Other electric resource costs increased $3.1 million primarily due to the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business.
The expense for natural gas purchased increased $9.3 million due to an increase in the price of natural gas (increased costs $31.9 million), partially offset by a decrease in total therms purchased (decreased costs $22.6 million). Total therms purchased decreased due to a decrease in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, as well as a decrease in retail sales. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.
Ecova
Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Ecova's net income attributable to Avista Corp. shareholders was $1.5 million for the three months ended June 30, 2013 compared to $1.1 million for the three months ended June 30, 2012. Operating revenues increased $4.5 million and total operating expenses increased $3.7 million. The increase in operating revenues was primarily the result of increased revenues associated with new services, which added $3.4 million to revenue. In addition, there was an increase in volumes associated with expense and data management services and energy management services, which added $0.6 million and $0.5 million to revenue, respectively.

AVISTA CORPORATION

The increase in total operating expenses primarily reflects an increase in other operating expenses of $3.0 million and an increase in depreciation and amortization of $0.7 million, primarily due to additions to software development costs and additional amortization of intangibles recorded in connection with Ecova's acquisitions.
Ecova's other operating expenses associated with cost of services increased $3.4 million for the second quarter of 2013 and totaled $24.9 million due to expenses associated with new services and higher revenue volumes in expense and data management services. Ecova's other operating expenses associated with selling, general and administrative expenses decreased by $0.4 million in the second quarter of 2013 and totaled $12.8 million. This decrease was primarily the result of a decrease in employee related costs, partially offset by the absence of a business and occupation (B&O) tax refund that was received during 2012.
As of June 30, 2013, Ecova had over 700 expense management customers representing over 750,000 billed sites in North America. In the second quarter of 2013, Ecova managed bills totaling $5.1 billion, an increase of $0.5 billion as compared to the second quarter of 2012. The increase in bills managed was due to an increase in the number of billed sites.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Ecova's net income attributable to Avista Corp. shareholders was $2.7 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012. Operating revenues increased $9.9 million and total operating expenses increased $4.6 million. The increase in operating revenues was primarily the result of increased revenues associated with new services, which added $6.4 million to revenue. In addition, there was an increase in volumes associated with expense and data management services and energy management services, which added $2.7 million and $0.8 million to revenue, respectively.
The increase in total operating expenses primarily reflects an increase in other operating expenses of $3.2 million and an increase in depreciation and amortization of $1.4 million due to additions to software development costs and additional amortization of intangibles recorded in connection with Ecova's acquisitions.
Ecova's other operating expenses associated with cost of services increased $5.6 million for the first half of 2013 and totaled $47.3 million due to expenses associated with new services and higher revenue volumes in expense and data management services. Ecova's other operating expenses associated with selling, general and administrative expenses decreased by $2.4 million in the first half of 2013 and totaled $26.4 million. This decrease was primarily the result of a decrease in acquisition and integration costs of $1.5 million, which were incurred during the first quarter of 2012 and did not reoccur during 2013 and also a decrease in employee related costs, partially offset by the absence of a B&O tax refund that was received during 2012.
In the first half of 2013, Ecova managed bills totaling $10.2 billion, an increase of $1.2 billion as compared to the first half of 2012 and was due to an increase in the number of billed sites.
Other Businesses
Our other business include sheet metal fabrication, venture fund investments and real estate investments, as well as certain other operations of Avista Capital. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including AM&D, doing business as METALfx.
The following table shows our assets related to our other businesses as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Spokane Energy (1)	$48,639	$54,235
Avista Energy	12,411	12,549
METALfx	10,981	11,273
Steam Plant and Courtyard Office Center	7,080	7,122
Other	11,058	10,459
Total	$90,169	$95,638

(1)
The decrease in the value of Spokane Energy assets represents the continued amortization of the long-term fixed rate electric capacity contract. See “Note 8 of the Notes to Condensed Consolidated Financial Statements.” for further information regarding the long-term fixed rate electric capacity contract and the related nonrecourse long-term debt.

AVISTA CORPORATION

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
The net loss from these operations was $0.4 million for the three months ended June 30, 2013 compared to a net loss of $1.0 million for the three months ended June 30, 2012. The net loss for the second quarter of 2013 was primarily due to $0.5 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities to develop new markets and ways for customers to use electricity and natural gas for commercial productivity and transportation, and litigation costs related to the previous operations of Avista Energy of $0.2 million (net of tax). These losses were partially offset by METALfx, which had net income of $0.3 million for the second quarter of 2013.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
The net loss from these operations was $1.5 million for the six months ended June 30, 2013 compared to a net loss of $1.3 million for the six months ended June 30, 2012. The net loss for the for the first half of 2013 was primarily the result of an impairment loss of $0.5 million pre-tax ($0.3 million net of tax) associated with our investment in an energy storage company, $1.0 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities to develop new markets and ways for customers to use electricity and natural gas for commercial productivity and transportation, and litigation costs related to the previous operations of Avista Energy of $0.6 million (net of tax). These losses were partially offset by METALfx, which had net income of $0.5 million for the first half of 2013.
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
Liquidity and Capital Resources
Review of Cash Flow Statement
Overall During the six months ended June 30, 2013, positive cash flows from operating activities of $155.8 million and borrowings under our committed line of credit of $43.5 million were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $145.3 million and dividends of $36.7 million.
Operating Activities Net cash provided by operating activities was $155.8 million for the six months ended June 30, 2013 compared to $199.7 million for the six months ended June 30, 2012. Net cash provided by working capital components was $16.3 million for the first half of 2013, compared to net cash provided of $61.9 million for the first half of 2012. The net cash provided by working capital components during the first half of 2013 primarily reflects positive cash flows related to accounts receivable and other current liabilities (primarily related to fluctuations in deposits from counterparties, accrued taxes, accrued interest, and other miscellaneous accrued liabilities). These positive cash flows were partially offset by net cash outflows related to accounts payable and other current assets.
The net cash provided by working capital components during the first half of 2012 primarily reflects positive cash flows related to accounts receivable and other current assets (primarily related to a decrease in income taxes receivable).
Net amortization of deferred power and natural gas costs decreased operating cash flows by $0.4 million for the six months ended June 30, 2013 compared to an increase in operating cash flows of $8.8 million for the six months ended June 30, 2012. The benefit for deferred income taxes was $1.4 million for the six months ended June 30, 2013 compared to a provision of $6.5 million for the six months ended June 30, 2012. Contributions to our defined benefit pension plan were $29.3 million for the first half of 2013, compared to $29.4 million for the first half of 2012. Cash paid for income taxes was $29.0 million for the first half of 2013, compared to $12.2 million for the first half of 2012.
Investing Activities Net cash used in investing activities was $154.9 million for the six months ended June 30, 2013, a decrease compared to $182.5 million for the six months ended June 30, 2012. Utility property capital expenditures increased by $24.9 million for the first half of 2013 as compared to the first half of 2012. A significant portion of Ecova's funds held for clients are held as securities available for sale (with purchases of $31.9 million and sales and maturities of $15.1 million for 2013 and purchases of $64.9 million and sales and maturities of $71.5 million for 2012). The $50.3 million of net cash paid by subsidiaries for acquisitions in the first half of 2012 primarily represents Ecova’s acquisitions.
Financing Activities Net cash provided by financing activities was $9.1 million for the six months ended June 30, 2013 compared to net cash provided of $1.5 million for the six months ended June 30, 2012. During the first half of 2013, short-term

AVISTA CORPORATION

borrowings on Avista Corp.’s committed line of credit increased $43.5 million. Net borrowings on Ecova's committed line of credit decreased $2.0 million during the period. Cash dividends paid increased to $36.7 million (or $0.61 per share) for the first half of 2013 from $34.1 million (or $0.58 per share) for the first half of 2012. We issued $3.0 million of common stock during the six months ended June 30, 2013. In June 2013, we cash settled two interest rate swap contracts (notional amount of $85.0 million) in conjunction with the pricing of a $90.0 million loan agreement expected to be completed in August 2013 and received a total of $2.9 million. Customer fund obligations at Ecova increased $6.2 million.
During the six months ended June 30, 2012, short-term borrowings on Avista Corp.'s committed line of credit increased $30.0 million. Borrowings on Ecova's committed line of credit increased $25.0 million and these proceeds were used to fund a portion of an acquisition. We issued $3.6 million of common stock during the six months ended June 30, 2012. In May 2012, we cash settled interest rate swap agreements and paid a total of $18.5 million. Customer fund obligations at Ecova increased $9.8 million.
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
We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our $400 million committed line of credit.
As of June 30, 2013, we had $280.4 million of available liquidity under our committed line of credit. With our $400 million credit facility that expires in February 2017, we believe that we have adequate liquidity to meet our needs for the next 12 months.
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
Collateral Requirements
Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2013, we had cash deposited as collateral of $24.5 million and letters of credit of $22.1 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2013, we would potentially be required to post additional collateral of up to $9.0 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis

AVISTA CORPORATION

includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $26.3 million.
Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of June 30, 2013, we had interest rate swap agreements outstanding with a notional amount totaling $115 million and we did not have any collateral posted. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at June 30, 2013, we would not be required to post additional collateral.
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
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$50,320	1.8%	$50,372	1.9%
Current portion of nonrecourse long-term debt (Spokane Energy)	15,662	0.6%	14,965	0.6%
Short-term borrowings	95,500	3.5%	52,000	1.9%
Long-term borrowings under committed line of credit	52,000	1.9%	54,000	2.0%
Long-term debt to affiliated trusts	51,547	1.9%	51,547	1.9%
Nonrecourse long-term debt (Spokane Energy)	9,812	0.3%	17,838	0.7%
Long-term debt	1,181,925	43.0%	1,178,367	44.0%
Total debt	1,456,766	53.0%	1,419,089	53.0%
Total Avista Corporation stockholders’ equity	1,293,814	47.0%	1,259,477	47.0%
Total	$2,750,580	100.0%	$2,678,566	100.0%
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our stockholders’ equity increased $34.3 million during 2013 primarily due to net income partially offset by dividends.
We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities, as well as issuances of long-term debt and common stock, are expected to be the primary source of funds for operating needs, dividends and capital expenditures for 2013. Borrowings under our $400 million committed line of credit will supplement these funds to the extent necessary.
In August 2012, we entered into two sales agency agreements under which we may sell up to 2.7 million shares of our common stock from time to time. As of June 30, 2013, we had 1.8 million shares available to be issued under these agreements.
We are planning to issue up to $50.0 million of common stock in 2013 in order to maintain our capital structure at an appropriate level for our business, with the majority of the issuances in the second half of the year. In the six months ended

AVISTA CORPORATION

June 30, 2013, we issued $3.0 million (net of issuance costs) of common stock. The additional shares were issued under the dividend reinvestment and direct stock purchase plan and employee plans.
In August 2013, we expect to enter into a $90.0 million loan agreement with an institutional investor that matures in 2016. The loan agreement will be secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that we default on our obligations under the loan agreement. The total net proceeds from the loan agreement will be used to refinance $50 million in First Mortgage Bonds maturing in December 2013, to repay a portion of the borrowings outstanding under the Company's $400 million line of credit and for general corporate purposes.
We have a committed line of credit with various financial institutions in the total amount of $400 million with an expiration date of February 2017. Borrowings under this line of credit agreement are classified as short-term on the Condensed Consolidated Balance Sheets.
This facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2013, we were in compliance with this covenant with a ratio of 53.0 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2013	2012
Borrowings outstanding at end of period	$95,500	$91,000
Letters of credit outstanding at end of period	$24,078	$25,075
Maximum borrowings outstanding during the period	$95,500	$91,000
Average borrowings outstanding during the period	$18,327	$14,434
Average interest rate on borrowings during the period	1.08%	1.24%
Average interest rate on borrowings at end of period	1.11%	1.20%
As part of their cash management practices and operations, Ecova and Avista Corp. entered into an arrangement under which Avista Corp. issued to Ecova a master unsecured promissory note and Ecova from time to time makes short-term loans to Avista Corp. as a temporary investment of its funds received from its clients. The master promissory note limits the total outstanding indebtedness to no more than $50.0 million in principal. Additionally, such loans are required to be repaid on the last business day of each quarter (March, June, September and December) and sooner upon demand by Ecova. Amounts are loaned at a rate consistent with Avista Corp.'s credit facility. The average balance outstanding was $32.0 million and the maximum balance was $50.0 million during the six months ended June 30, 2013. The average balance outstanding was $32.1 million and the maximum balance was $50.0 million during the six months ended June 30, 2012.
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2013, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
See the "Ecova Credit Agreement" section below for further information regarding Ecova's committed line of credit.
Avista Utilities Capital Expenditures
We expect utility capital expenditures to be about $270 million for 2013 and $260 million for each of 2014 and 2015. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.
Included in our estimates of capital expenditures is the replacement of our customer information and work management systems, which is expected to be completed by the end of 2014. We expect to spend a total of approximately $80 million (including internal labor) over the term of the project. Major signed contracts for third parties total approximately $27 million as of June 30, 2013.

AVISTA CORPORATION

Ecova Credit Agreement
Ecova has a $125.0 million committed line of credit agreement with various financial institutions with an expiration date of July 2017. The credit agreement is secured by all of Ecova's assets excluding investments and funds held for clients. There were $52.0 million of borrowings outstanding under Ecova’s credit agreement as of June 30, 2013 classified as long-term. The proceeds from these borrowings were used to fund acquisitions in 2011 and 2012.
The committed line of credit agreement contains customary covenants and default provisions, including a covenant which requires that Ecova's “Consolidated Total Funded Debt to EBITDA Ratio” (as defined in the credit agreement) must be 2.50 to 1.00 or less, with provisions in the credit agreement allowing for a temporary increase of this ratio if a qualified acquisition is consummated by Ecova. In addition, Ecova's “Consolidated Fixed Charge Coverage Ratio” (as defined in the credit agreement) must be greater than 1.50 to 1.00 as of the last day of any fiscal quarter. As of June 30, 2013, Ecova was in compliance with all of its covenants and based on the Consolidated Total Funded Debt to EBITDA Ratio, Ecova could borrow an additional $17.3 million and still be compliant with the covenants. The covenant restrictions are calculated on a rolling twelve month basis, so this additional borrowing capacity could increase or decrease or Ecova could be required to pay down the outstanding debt as future results change.
Ecova Redeemable Stock
Ecova's amended employee stock incentive plan provides an annual window at which time holders of common stock can put their shares back to Ecova, providing the shares are held for a minimum of six months. Stock is reacquired at fair market value, less the strike price, at the date of reacquisition. The value of the redeemable noncontrolling interests in Ecova associated with redeemable stock options and other outstanding redeemable stock was $7.8 million at June 30, 2013, an increase from $4.9 million at December 31, 2012. Options are valued at their maximum redemption amount which is equal to their intrinsic value (fair value less exercise price). During the six months ended June 30, 2013, the estimated fair value of Ecova common stock increased such that it is higher compared to the exercise price of the options which increased the overall value of the redeemable noncontrolling interests to their current value. In 2009, the Ecova employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had $24.1 million in letters of credit outstanding under our $400 million committed line of credit, compared to $35.9 million as of December 31, 2012.
Pension Plan
We expect to contribute a total of $148.5 million to the pension plan in the period 2013 through 2016, with contributions of $44 million per year for the period 2013 to 2015 and a contribution of $16.5 million in 2016. We have contributed a total of $29.3 million during the first half of 2013. Our contribution is expected to decrease in 2016 as we move toward fully funded status. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including further changes to the fair value of pension plan assets, changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation), or changes in federal legislation. We may change our pension plan contributions in the future depending on changes to any of the above variables.
Credit Ratings
Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Collateral Requirements” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.” The following table summarizes our credit ratings as of August 7, 2013:

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

AVISTA CORPORATION

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
On May 9, 2013, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.305 per share on the Company’s common stock, which was equal to the previous quarter's dividend.
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
We track multiple economic indicators affecting three distinct metropolitan areas in our service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment change, unemployment rates and foreclosure rates. On a year-over-year basis, June 2013 showed stronger job growth in Spokane and Coeur d'Alene, and lower unemployment rates in all three metropolitan areas. Foreclosure rates were below the U.S rate in the Coeur d'Alene and Medford areas. Unemployment rates are still above the national average; however, two key leading indicators, regional initial unemployment claims and residential building permits, continue to signal moderate growth over the next 12 months. Therefore, in 2013, we continue to expect economic growth in our service area to be somewhat slower than the U.S. as a whole.
Seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas exhibited mixed growth between June 2012 and June 2013. In Spokane, Washington employment growth was 2.3 percent with gains in construction; business and professional services; and education and health services. Employment increased by 3.4 percent in Coeur d'Alene, Idaho, with gains in manufacturing; trade, transportation and utilities; leisure and hospitality; and government. In Medford, Oregon, employment decreased 0.1 percent, with gains in manufacturing, professional and business services; and leisure and hospitality; being offset by employment reductions in financial activities and government. U.S. nonfarm sector jobs grew by 1.7 percent in the same twelve-month period.
Unemployment rates (not seasonally adjusted) went down in June 2013 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 8.5 percent in June 2012 and declined to 8.1 percent in June 2013; in Coeur d'Alene the rate went from 7.8 percent to 7.0 percent; and in Medford the rate declined from 11.1 percent to 10.0 percent. The U.S. rate declined from 8.4 percent to 7.8 percent in the same period.
The housing market in our Idaho and Oregon service areas continue to experience foreclosure rates lower than the national average. The June 2013 national rate was 0.10 percent, compared to 0.03 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.01 percent in Jackson County (Medford), Oregon. The rate for Spokane County, Washington was comparable to the national rate at 0.10 percent.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the six months ended June 30, 2013. See the 2012 Form 10-K.

AVISTA CORPORATION

Federal Regulatory Actions
In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17 percent below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Through a Presidential Memorandum also issued June 25, 2013 the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule by June 1, 2015. The EPA was further directed to require that states develop implementation plans for existing plants by June 2016. Regulation of existing plants could have a significant impact depending on the structure and stringency of the final rule and the state implementation plans. The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) to $38 per metric ton in 2015 (from the prior estimate of $23.80), may also lead to more costly regulatory requirements. Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect the Company and others in the industry as transmission system modifications to improve resiliency may be needed in order to meet those requirements.
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
Commodity Price Risk
Our qualitative commodity price risk disclosures have not materially changed during the six months ended June 30, 2013. Please refer to the 2012 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2013 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical	Financial	Physical	Financial
2013	$(652)	$(2,390)	$(7,392)	$(17,127)	$(16)	$1,910	$(175)	$9,612
2014	(3,830)	(3,384)	(8,553)	(20,506)	480	10,055	(508)	7,089
2015	(4,024)	(2,260)	(2,906)	(9,558)	(43)	3,289	—	4,948
2016	(3,672)	—	(670)	(2,359)	(105)	1,860	—	942
2017	(3,727)	—	50	—	(141)	—	—	—
Thereafter	(5,405)	—	—	—	(292)	—	—	—

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

AVISTA CORPORATION

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
Credit Risk
Our credit risk has not materially changed during the six months ended June 30, 2013. See the 2012 Form 10-K.
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
Interest Rate Risk
Our qualitative interest rate risk disclosures have not materially changed during the six months ended June 30, 2013. See the 2012 Form 10-K.
As of June 30, 2013, we had interest rate swap agreements with a total notional amount of $115.0 million with mandatory cash settlement dates of October 2014, October 2015, and October 2016 (which we entered into in June 2012 and April 2013).
As of June 30, 2013, we had a long-term derivative asset of $21.1 million, with an offsetting regulatory liability on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices.
As of December 31, 2012, we had interest rate swap agreements with a total notional amount of $160.0 million and current derivative liability of $1.4 million and a long-term derivative asset of $7.3 million with an offsetting regulatory asset and liability on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices.
In anticipation of issuing long-term debt in 2018, we entered into an interest rate swap agreement in August 2013 with a notional amount $25.0 million with a mandatory cash settlement date of June 2018.
Foreign Currency Risk
Our qualitative foreign currency risk disclosures have not materially changed during the six months ended June 30, 2013. See the 2012 Form 10-K. As of June 30, 2013, we had a current derivative liability for foreign currency hedges of $0.1 million included in other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2013, we had entered into 26 Canadian currency forward contracts with a notional amount of $7.7 million ($7.9 million Canadian). As of December 31, 2012, we had entered into 20 Canadian currency forward contracts with a notional amount of $12.6 million ($12.5 million Canadian) with current derivative liability of less than $0.1 million.
Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 9 of the Notes to Condensed Consolidated Financial Statements.”
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure

AVISTA CORPORATION

controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2013.
There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	August 7, 2013	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)